Form 10-Q
period 1994-01-31
ANALOGIC CORP
filed 1994-03-11
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          January 31, 1994

                                    OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                      to


Commission file number                  0-6715


                            ANALOGIC CORPORATION
          (Exact name of registrant as specified in its charter)


     Massachusetts                                          04-2454372
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


     8 Centennial Drive, Peabody, Massachusetts             01960
(Address of principal executive offices)               (Zip Code)


                                (508) 977-3000
           (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at January 31, 1994 was 12,312,224

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     January 31, 1994 and July 31, 1993                            3

     Consolidated Condensed Statements of Income
     Three and Six Months Ended January 31, 1994 and 1993          4

     Consolidated Condensed Statements of Cash Flows
     Six Months Ended January 31, 1994 and 1993                    5

     Notes to Consolidated Condensed Financial Statements        6 - 7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8 - 11


Part II Other Information                                       12 - 15

     Index to Exhibits                                             14

     Exhibit 11 - Calculation of Earnings per Share                15

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (000 omitted)

                                                 January 31,     July 31, *
                                                    1994           1993
                                                 (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                      $ 18,153       $ 20,482
   Marketable securities, at cost which
     approximates market                            66,825         67,340
   Accounts and notes receivable - net              35,409         33,116
   Inventories                                      43,467         39,940
   Prepaid expenses and other current assets         3,733          4,330
      Total current assets                         167,587        165,208

 Property, plant and equipment, net                 48,356         47,287

 Investments in and advances to affiliated companies 6,154          5,289

 Excess of cost over acquired net assets,
   net of accumulated amortization                   1,539          1,640

 Other assets, including unamortized software
   costs ($3,440 and $3,541)                         3,903          3,999
                                                  $227,539       $223,423
/TABLE

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (000 omitted)

                                                 January 31,     July 31, *
                                                    1994           1993
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    368       $    365
   Obligations under capital leases                    380            386
   Accounts payable, trade                           7,212          8,496
   Accrued employee compensation and benefits        7,180          7,941
   Accrued expenses                                  6,701          6,339
   Accrued income taxes                              1,365          2,094
      Total current liabilities                     23,206         25,621

 Long-term debt:
   Mortgage and other notes payable                  8,971          9,227
   Obligations under capital leases                  3,792          3,978

 Deferred income taxes                               3,041          3,066

 Minority interest in subsidiaries                  11,250         10,611

 Excess of acquired net assets over cost, net
   of accumulated amortization                       2,215          2,013

 Stockholders' equity:
   Common stock, $.05 par                              677            676
   Capital in excess of par value                   19,141         18,807
   Retained earnings                               172,529        165,565
   Cumulative translation adjustments                 (751)          (614)
   Treasury stock, at cost                         (14,021)       (12,822)
   Unearned compensation                            (2,511)        (2,705)
                                                   175,064        168,907
                                                  $227,539       $223,423
*See Note 2 of Notes to Consolidated Condensed Financial Statements for
further information.
The accompanying notes are an integral part of these financial statements.
/TABLE

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                       Three Months Ended  Six Months Ended
                                           January  31,       January 31,
                                         1994      1993      1994     1993
Revenues:
  Product and service, net             $45,796   $39,507   $87,084  $75,734
  Engineering and licensing                833       826     1,702    2,023
  Other operating revenue                1,805     1,632     4,569    4,322
  Interest and dividend income           1,153     1,015     2,337    1,920
     Total revenues                     49,587    42,980    95,692   83,999

Costs and expenses:
  Cost of sales:
     Product and service                23,877    21,915    44,914   42,273
     Engineering and licensing             651       655     1,512    1,176
     Other operating expenses            1,177     1,114     2,644    2,493
  General and administrative             3,972     3,620     7,963    7,162
  Selling                                7,517     4,244    14,567    8,279
  Research and product development       6,822     6,663    13,407   12,890
  Interest expense                         311       240       612      443
  Amortization of excess of acquired
   net assets over cost                   (233)       (9)     (347)      (9)
  Amortization of excess of cost
   over acquired net assets                 97        95       194      181
     Total cost of sales and expenses   44,191    38,537    85,466   74,888

Income from operations                   5,396     4,443    10,226    9,111

Equity in net income of
  unconsolidated affiliates                340       260       405      (15)

Income before income taxes               5,736     4,703    10,631    9,096

Provision for income taxes                 895     1,547     2,470    3,045

Minority interest in net income
  of consolidated subsidiaries           1,079       225     1,198      350

Net income                             $ 3,762   $ 2,931   $ 6,963  $ 5,701

Average common and common
  equivalent shares
  outstanding                           12,447    12,186    12,451   12,183

Earnings per common and common
  equivalent share                       $0.30     $0.24     $0.56    $0.47
Dividends per share                       NONE      NONE      NONE     NONE

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                       Six Months Ended
                                                          January 31,
                                                         1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 6,963   $ 5,701
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                       3,198     4,087
     Amortization of capitalized software                  801       552
     Amortization of excess of cost over
      net acquired assets                                  194       181
     Amortization of the excess of acquired net
      assets over cost                                    (347)       (9)
     Minority interest in net income of
      consolidated subsidiaries                          1,198       350
     Compensation from stock grants                        378        88
     Gain on sale of equipment                             (18)      (11)
     Changes in operating assets and liabilities
      Decrease (Increase) in assets:
       Accounts and notes receivable                    (2,293)    1,981
       Inventories                                      (3,527)      (35)
       Prepaid expenses and other current assets           497     1,188
       Other assets                                         (5)     (109)
      Increase (Decrease) in liabilities:
       Accounts payable, trade                          (1,284)    3,269
       Accrued expenses and other current liabilities     (399)   (4,109)
       Accrued and deferred income taxes                  (654)      671
  TOTAL ADJUSTMENTS                                     (2,261)    8,094
  NET CASH PROVIDED BY OPERATING ACTIVITIES              4,702    13,795
/TABLE

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                       Six Months Ended
                                                          January 31,
                                                         1994      1993
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies     (865)   (1,433)
  Additions to property, plant and equipment            (4,271)   (2,088)
  Capitalized software                                    (700)     (500)
  Proceeds on maturities of marketable securities, net     515     1,415
  Proceeds from sale of property, plant and equipment       22        26
  Acquisition of businesses, net of cash acquired                  3,333
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (5,299)      753
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in debt                                                (6,000)
  Payments on debt and capital lease obligations          (445)     (454)
  Purchase of common stock for treasury                 (1,237)   (1,363)
  Purchase of common stock of majority owned subsidiary   (240)     (222)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                        190     1,398
  NET CASH USED BY FINANCING ACTIVITIES                 (1,732)   (6,641)
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (2,329)    7,907
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          20,482    11,831
CASH AND CASH EQUIVALENTS, END OF PERIOD               $18,153   $19,738

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of January 31, 1994 and July 31, 1993, the results of its operations for the three and six months ended January 31, 1994 and 1993 and statements of cash flows for the six months then ended. The results of the operations for the three and six months ended January 31, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1994.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

2. Financial statements, with the exception of the July 31, 1993 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 1993 contains data derived from audited financial statements.

3. The inventories as of January 31, 1994 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                        January 31,          July 31,
                                           1994                1993
          Raw materials                 $18,154,000         $15,555,000
          Work-in-process                15,838,000          15,643,000
          Finished goods                  9,475,000           8,742,000
                                        $43,467,000         $39,940,000

4. As of January 1, 1993, the Company acquired an interest of approximately 57% in a newly-formed company, B&K Medical A/S (B&K), for $3,607,000 in cash and a subordinated interest free short-term loan of $3,500,000 which was converted into equity on July 31, 1993. The Company's ownership interest was adjusted upward to approximately 60% in accordance with the shareholders' agreement during the six months ended January 31, 1994. B&K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B&K's results from operations have been included in the Company's consolidated financial statements beginning January 1, 1993. The Company's equity in net assets of B&K exceeded the purchase price by approximately $2,828,000. This excess of acquired net assets over cost is being amortized over a 5 year period beginning in January, 1993. Accumulated amortization amounted to $613,000 as of January 31, 1994.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (continued)


5. During fiscal 1993, the Company invested $2,239,000 for a 41.5% interest in a privately-held company located in Canada. This company is in the business of designing, manufacturing and distributing medical electronic equipment. During the six months ended January 31, 1994, the Company invested an additional $760,000, increasing its equity interest to 44%.

     During January, 1994, the Company agreed to transfer its 44% interest in this privately-held Company to Park Meditech, Inc., located in Toronto, Canada for 6,000,000 shares of Park Meditech, Inc. common stock plus 1,000,000 common stock warrants at a per share price of $5.00 (Canadian). Park Meditech, Inc. shares are currently traded on the Montreal Exchange (PKM) as well as the NASDAQ Small Cap Exchange (PMDTF).

     The Company is entitled to appoint two directors to the Park Meditech, Inc. Board of Directors.

     Closure of this agreement is anticipated to occur no later than March 31, 1994.

6. During fiscal 1993, the Company invested $500,000 for a 51% interest in a newly formed sales and marketing organization which will promote and sell an affiliated company's products in the United States and certain other countries. During the six months ended January 31, 1994, the Company invested an additional $125,000 resulting in no change in the Company's equity interest.

     The Company has decided to cease operations of this particular sales and marketing organization during the third quarter of fiscal 1994. No significant financial impact on the Company's future financial results is anticipated.

7. During October, 1993, the ownership in Camtronics Ltd. increased from approximately 67% to approximately 68% as a result of minority shareholders exercising their conversion rights to sell 5% of their shares to Camtronics.

8. Interest paid, net of amount capitalized, amounted to $530,000 and $446,000 during the six months ended January 31, 1994 and 1993, respectively. Interest expense for the six months ended January 31, 1994 amounted to $612,000.

9. Income taxes paid during the six months ended January 31, 1994 and 1993 amounted to $2,946,000 and $2,402,000, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet at January 31, 1994 reflects a current ratio of
7.2 to 1 compared to 6.4 to 1 at July 31, 1993. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 72% of current assets at January 31, 1994. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.30 to 1 at January 31, 1994 and 0.32 to 1 at July 31, 1993.

Capital expenditures totaled approximately $4,271,000 during the six months ended January 31, 1994.

As part of a stock repurchase program authorized by the Board of Directors, the Company purchased 78,800 shares of common stock for its treasury during the six month period ending January 31, 1994 at an aggregate cost of $1,237,000.


RESULTS OF OPERATIONS
Six Months Fiscal 1994 (01/31/94) vs. Six Months Fiscal 1993 (01/31/93)

Product, service, engineering and licensing revenues for the six months ended January 31, 1994 were $88,786,000 as compared to $77,757,000 for the same period last year. The increase of $11,029,000 was principally due to an increase in sales of Medical Technology Products of $15,005,000 offset by decreased sales of Signal Processing Technology Products of $3,451,000 and Industrial Technology Products of $525,000. The increase in Medical Technology Products sales are primarily due to the inclusion of B&K. Other operating revenue of $4,569,000 and $4,322,000 represents revenue from the Hotel operation for the six months ending January 31, 1994 and 1993, respectively.

The increase in interest and dividend income was primarily due to an increase in the amount of resources available for investment purposes.

The percentage of total cost of sales to total net sales for the six months of fiscal 1994 and fiscal 1993 were 52% and 56%, respectively. The decrease was primarily due to the inclusion of B&K. Operating costs associated with the Hotel during the six months of fiscal 1994 and 1993 were $2,644,000 and $2,493,000, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Six Months Fiscal 1994 (01/31/94) vs. Six Months Fiscal 1993 (01/31/93) (continued)

General and administrative and selling expenses increased $7,089,000 primarily due to the inclusion of B&K. Research and product development expenses increased $517,000 primarily due to the inclusion of B&K.

Interest expense increased $169,000 primarily due to the inclusion of B&K.

Computer software costs of $700,000 and $500,000 were capitalized in the six months of fiscal 1994 and 1993, respectively. Amortization of capitalized software amounted to $801,000 and $541,000 in the first six months of fiscal 1994 and 1993, respectively.

The amortization of excess of fair value of net assets over cost acquired from B&K was $347,000 and $9,000 for the six months ended January 31, 1994 and 1993, respectively.

The amortization of the excess of cost over fair value of net assets acquired from Camtronics was $104,000 and $88,000 during the first six months of fiscal 1994 and 1993, respectively. The amortization of the excess of cost over fair value of net assets acquired from SKY was $90,000 and $93,000 during the first six months of fiscal 1994 and 1993, respectively.

The Company's share of equity in losses of a privately-held company located in Canada includes a charge of $595,000 and $1,015,000 for the first six months of fiscal 1994 and 1993, respectively.

During the first six months of fiscal 1994 and 1993, the Company's investment in Analogic Scientific was increased by $1,000,000 reflecting the Company's share of Analogic Scientific's income.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the six months ended January 31, 1994 and 1993 amounted to $541,000 and $586,000, respectively.

Minority interest in the net income of a foreign subsidiary, B&K, for the six months ended January 31, 1994 amounted to $795,000.

Minority interest in the net loss of a domestic subsidiary for the six months ended January 31, 1994 and 1993 amounted to $138,000 and $236,000, respectively.

The effective tax rate for the six months of fiscal 1994 was 23% vs. 33% for the six months of fiscal 1993. The decrease is primarily due to non-taxable income of a foreign subsidiary, (B&K), and the utilization of research and experimental tax credits.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Second Quarter Fiscal 1994 (01/31/94) vs. Second Quarter Fiscal 1993
(01/31/93)

Product, service, engineering and licensing revenues for the three months ended January 31, 1994 were $46,629,000 as compared to $40,333,000 for the same period last year. The increase of $6,296,000 was principally due to an increase in sales of Medical Technology Products of $8,186,000 offset by decreased sales of Signal Processing Technology Products of $1,755,000 and Industrial Technology Products of $135,000. The increase in Medical Technology Products sales are primarily due to the inclusion of B&K. Other operating revenue of $1,805,000 and $1,632,000 represents revenue from the Hotel operation for the three months ending January 31, 1994 and 1993, respectively.

The increase in interest and dividend income was primarily due to an increase in the amount of resources available for investment purposes.

The percentage of total cost of sales to total net sales for the three months of fiscal 1994 and fiscal 1993 were 53% and 56%, respectively. The decrease was primarily due to the inclusion of B&K. Operating costs associated with the Hotel during the three months of fiscal 1994 and 1993 were $1,177,000 and $1,114,000, respectively.

General and administrative and selling expenses increased $3,625,000 primarily due to the inclusion of B&K. Research and product development expenses increased $159,000 primarily due to the inclusion of B&K.

Interest expense increased $71,000 primarily due to the inclusion of B&K.

Computer software costs of $350,000 and $250,000 were capitalized in the second quarter of fiscal 1994 and 1993, respectively. Amortization of capitalized software amounted to $401,000 and $271,000 in the second quarter of fiscal 1994 and 1993, respectively.

The amortization of excess of fair value of net assets over cost acquired from B&K was $233,000 and $9,000 for the three months ended January 31, 1994 and 1993, respectively.

The amortization of the excess of cost over fair value of net assets acquired from Camtronics was $52,000 and $48,000 during the second quarter of fiscal 1994 and 1993, respectively. The amortization of the excess of cost over fair value of net assets acquired from SKY was $45,000 and $47,000 during the second quarter of fiscal 1994 and 1993, respectively.

The Company's share of equity in losses of a privately-held company located in Canada includes a charge of $160,000 and $240,000 for the second quarter of fiscal 1994 and 1993, respectively.

During the second quarter of fiscal 1994 and 1993, the Company's investment in Analogic Scientific was increased by $500,000 reflecting the Company's share of Analogic Scientific's income.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Second Quarter Fiscal 1994 (01/31/94) vs. Second Quarter Fiscal 1993 (01/31/93) (continued)

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the three months ended January 31, 1994 and 1993 amounted to $275,000 and $313,000, respectively.

Minority interest in the net income of a foreign subsidiary, B&K, for the three months ended January 31, 1994 amounted to $826,000.

Minority interest in the net loss of a domestic subsidiary for the three months ended January 31, 1994 and 1993 amounted to $22,000 and $88,000, respectively.

The effective tax rate for the second quarter of fiscal 1994 was 16% vs. 33% for the second quarter of fiscal 1993. The decrease is primarily due to non-taxable income of a foreign subsidiary, (B&K), and the utilization of research and experimental tax credits.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

(b) During the quarter ended January 31, 1994, the Company filed form 8-K dated January 31, 1994, reporting under item 5 that the Company filed a three-count third-party complaint against Bernard Friedman, a former officer and Vice Chairman of the Board, alleging breach of fiduciary duty, negligent misrepresentation and intentional misrepresentation in connection with the Company's lease of 360 Audubon Road, Wakefield, Massachusetts. No financial statements were filed therewith.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date     March 11, 1994            /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       President




Date     March 11, 1994            /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       (Chief Accounting Officer)

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                             INDEX TO EXHIBITS


Exhibit No.                                                      Page No.


     11        Calculation of Earnings per Share                     15