Form 10-Q
period 1994-04-30
ANALOGIC CORP
filed 1994-06-10
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          April 30, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at April 30, 1994 was
12,305,213

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     April 30, 1994 and July 31, 1993                              3

     Consolidated Condensed Statements of Income
     Three and Nine Months Ended April 30, 1994 and 1993           4

     Consolidated Condensed Statements of Cash Flows
     Nine Months Ended April 30, 1994 and 1993                     5

     Notes to Consolidated Condensed Financial Statements        6 - 7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8 - 11


Part II Other Information                                       12 - 15

     Index to Exhibits                                             14

     Exhibit 11 - Calculation of Earnings per Share                15

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (000 omitted)

                                                  April 30,      July 31, *
                                                    1994           1993
                                                 (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                      $ 21,043       $ 20,482
   Marketable securities, at cost which
     approximates market                            69,828         67,340
   Accounts and notes receivable - net              32,534         33,116
   Inventories                                      44,384         39,940
   Prepaid expenses and other current assets         4,248          4,330
      Total current assets                         172,037        165,208

 Property, plant and equipment, net                 48,040         47,287

 Investments in and advances to affiliated companies 6,654          5,289

 Excess of cost over acquired net assets,
   net of accumulated amortization                   1,442          1,640

 Other assets, including unamortized software
   costs ($4,433 and $3,541)                         4,958          3,999
                                                  $233,131       $223,423

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (000 omitted)

                                                  April 30,      July 31, *
                                                    1994           1993
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    369       $    365
   Obligations under capital leases                    370            386
   Accounts payable, trade                           7,397          8,496
   Accrued employee compensation and benefits        7,611          7,941
   Accrued expenses                                  6,360          6,339
   Accrued income taxes                              1,960          2,094
      Total current liabilities                     24,067         25,621

 Long-term debt:
   Mortgage and other notes payable                  8,980          9,227
   Obligations under capital leases                  3,704          3,978

 Deferred income taxes                               3,028          3,066

 Minority interest in subsidiaries                  11,853         10,611

 Excess of acquired net assets over cost, net
   of accumulated amortization                       1,952          2,013

 Stockholders' equity:
   Common stock, $.05 par                              678            676
   Capital in excess of par value                   19,183         18,807
   Retained earnings                               176,100        165,565
   Cumulative translation adjustments                  170           (614)
   Treasury stock, at cost                         (14,297)       (12,822)
   Unearned compensation                            (2,287)        (2,705)
                                                   179,547        168,907
                                                  $233,131       $223,423
*See Note 2 of Notes to Consolidated Condensed Financial Statements for
further information.
The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                      Three Months Ended Nine Months Ended
                                            April  30,        April 30,
                                         1994     1993     1994     1993
Revenues:
  Product and service, net             $43,345  $42,815  $130,429 $118,549
  Engineering and licensing                562    1,019     2,264    3,042
  Other operating revenue                2,098    1,643     6,667    5,965
  Interest and dividend income           1,120    1,360     3,457    3,280
     Total revenues                     47,125   46,837   142,817  130,836

Costs and expenses:
  Cost of sales:
     Product and service                23,667   22,470    68,581   64,743
     Engineering and licensing             617      738     2,129    1,914
     Other operating expenses            1,280    1,117     3,924    3,610
  General and administrative             3,474    4,048    11,437   11,210
  Selling                                7,185    6,957    21,752   15,236
  Research and product development       6,211    6,960    19,618   19,850
  Interest expense                         299      376       911      819
  Amortization of excess of acquired
   net assets over cost                    (97)     (26)     (444)     (35)
  Amortization of excess of cost
   over acquired net assets                 96       95       290      276
     Total cost of sales and expenses   42,732   42,735   128,198  117,623

Income from operations                   4,393    4,102    14,619   13,213

Equity in net income of
  unconsolidated affiliates                500      240       905      225

Income before income taxes               4,893    4,342    15,524   13,438

Provision for income taxes                 884      953     3,354    3,998

Minority interest in net income
  of consolidated subsidiaries             437      158     1,635      508

Net income                             $ 3,572  $ 3,231  $ 10,535 $  8,932

Average common and common
  equivalent shares
  outstanding                           12,416   12,390    12,440   12,251

Earnings per common and common
  equivalent share                       $0.29    $0.26     $0.85    $0.73
Dividends per share                       NONE     NONE      NONE     NONE

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                       Nine Months Ended
                                                           April 30,
                                                         1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $10,535   $ 8,932
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                       4,748     5,931
     Amortization of capitalized software                1,202       825
     Amortization of excess of cost over
      net acquired assets                                  290       276
     Amortization of the excess of acquired net
      assets over cost                                    (444)      (35)
     Minority interest in net income of
      consolidated subsidiaries                          1,635       508
     Compensation from stock grants                        490       220
     Loss (gain) on sale of equipment                      (25)       13
     Changes in operating assets and liabilities
      Decrease (Increase) in assets:
       Accounts and notes receivable                       582     4,353
       Inventories                                      (4,444)     (934)
       Prepaid expenses and other current assets            52       487
       Other assets                                       (411)      (99)
      Increase (Decrease) in liabilities:
       Accounts payable, trade                          (1,099)    1,156
       Accrued expenses and other current liabilities     (210)   (2,133)
       Accrued and deferred income taxes                  (142)      395
  TOTAL ADJUSTMENTS                                      2,224    10,963
  NET CASH PROVIDED BY OPERATING ACTIVITIES             12,759    19,895

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                       Nine Months Ended
                                                           April 30,
                                                         1994      1993
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies   (1,365)   (1,673)
  Additions to property, plant and equipment            (5,507)   (3,478)
  Capitalized software                                  (1,750)     (750)
  Proceeds on purchases of marketable securities, net   (2,488)   (2,928)
  Proceeds from sale of property, plant and equipment       31        36
  Acquisition of business, net of cash acquired                    3,333
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     (11,079)   (5,460)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in debt                                                (6,000)
  Payments on debt and capital lease obligations          (533)     (594)
  Purchase of common stock for treasury                 (1,513)   (1,363)
  Purchase of common stock of majority owned subsidiary   (201)     (223)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                        344     1,603
  NET CASH USED BY FINANCING ACTIVITIES                 (1,903)   (6,577)
  EFFECT OF EXCHANGE RATE CHANGES IN CASH                  784
  NET INCREASE IN CASH AND CASH EQUIVALENTS                561     7,858
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          20,482    11,831
CASH AND CASH EQUIVALENTS, END OF PERIOD               $21,043   $19,689

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of April 30, 1994 and July 31, 1993, the results of its operations for the three and nine months ended April 30, 1994 and 1993 and statements of cash flows for the nine months then ended. The results of the operations for the three and nine months ended April 30, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1994.

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

3. The inventories as of April 30, 1994 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                         April 30,           July 31,
                                           1994                1993
          Raw materials                 $19,978,000         $15,555,000
          Work-in-process                15,478,000          15,643,000
          Finished goods                  8,928,000           8,742,000
                                        $44,384,000         $39,940,000

4. As of January 1, 1993, the Company acquired an interest of approximately 57% in a newly-formed company, B&K Medical A/S (B&K), for $3,607,000 in cash and a subordinated interest free short-term loan of $3,500,000 which was converted into equity on July 31, 1993. The Company's ownership interest was adjusted upward to 59% in accordance with the shareholders' agreement during the nine months ended April 30, 1994. B&K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B&K's results from operations have been included in the Company's consolidated financial statements beginning January 1, 1993. The Company's equity in net assets of B&K exceeded the purchase price by approximately $2,662,000. This excess of acquired net assets over cost is being amortized over a 5 year period beginning in January, 1993. Accumulated amortization amounted to $710,000 as of April 30, 1994.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (continued)


5. During fiscal 1993, the Company invested $2,239,000 for a 41.5% interest in a privately-held company located in Canada. This company is in the business of designing, manufacturing and distributing medical electronic equipment. During the first quarter of fiscal 1994, the Company invested an additional $760,000, increasing its equity interest to 44%.

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

     During April, 1994, the Company purchased 300,000 units of Park Meditech, Inc. for $824,000. Each unit, convertible into one common share of Park Meditech, Inc. stock and one-half share per common share warrant, is exercisable at $4.00 (Canadian) per share on or before December 15, 1995.

6. During fiscal 1993, the Company invested $500,000 for a 51% interest in a newly formed sales and marketing organization which will promote and sell an affiliated company's products in the United States and certain other countries. During the first quarter of fiscal 1994, the Company invested an additional $125,000 resulting in no change in the Company's equity interest.

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

8. Interest paid, net of amount capitalized, amounted to $830,000 and $823,000 during the nine months ended April 30, 1994 and 1993, respectively. Interest expense for the nine months ended April 30, 1994 amounted to $911,000.

9. Income taxes paid during the nine months ended April 30, 1994 and 1993 amounted to $3,292,000 and $3,644,000, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet at April 30, 1994 reflects a current ratio of 7.1 to 1 compared to 6.4 to 1 at July 31, 1993. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 72% of current assets at April 30, 1994. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.30 to 1 at April 30, 1994 and 0.32 to 1 at July 31, 1993.

Capital expenditures totaled approximately $5,507,000 during the nine months ended April 30, 1994.

As part of a stock repurchase program authorized by the Board of Directors, the Company purchased 95,800 shares of common stock for its treasury during the nine month period ending April 30, 1994 at an aggregate cost of $1,513,000.


RESULTS OF OPERATIONS
Nine Months Fiscal 1994 (04/30/94) vs. Nine Months Fiscal 1993 (04/30/93)

Product, service, engineering and licensing revenues for the nine months ended April 30, 1994 were $132,693,000 as compared to $121,591,000 for the same period last year. The increase of $11,102,000 was principally due to an increase in sales of Medical Technology Products of $18,090,000 offset by decreased sales of Signal Processing Technology Products of $5,907,000 and Industrial Technology Products of $1,081,000. The increase in Medical Technology Products sales are primarily due to the inclusion of B&K. Other operating revenue of $6,667,000 and $5,965,000 represents revenue from the Hotel operation for the nine months ending April 30, 1994 and 1993, respectively.

The percentage of total cost of sales to total net sales for the nine months of fiscal 1994 and fiscal 1993 were 53% and 55%, respectively. The decrease was primarily due to the inclusion of B&K. Operating costs associated with the Hotel during the nine months of fiscal 1994 and 1993 were $3,924,000 and $3,610,000, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Nine Months Fiscal 1994 (04/30/94) vs. Nine Months Fiscal 1993 (04/30/93) (continued)

General and administrative and selling expenses increased $6,743,000 primarily due to the inclusion of B&K. Research and product development expenses decreased $232,000 primarily due to the impact of capitalizing computer software costs.

Computer software costs of $2,094,000 and $750,000 were capitalized in the nine months of fiscal 1994 and 1993, respectively. Amortization of capitalized software amounted to $1,202,000 and $825,000 in the first nine months of fiscal 1994 and 1993, respectively.

The amortization of excess of fair value of net assets over cost acquired from B&K was $444,000 and $35,000 for the nine months ended April 30, 1994 and 1993, respectively.

The amortization of the excess of cost over fair value of net assets acquired from Camtronics was $156,000 and $136,000 during the first nine months of fiscal 1994 and 1993, respectively. The amortization of the excess of cost over fair value of net assets acquired from SKY was $134,000 and $140,000 during the first nine months of fiscal 1994 and 1993, respectively.

The Company's share of equity in losses of a privately-held company located in Canada amounted to $595,000 and $1,275,000 for the first nine months of fiscal 1994 and 1993, respectively.

During the first nine months of fiscal 1994 and 1993, the Company's investment in Analogic Scientific was increased by $1,500,000 reflecting the Company's share of Analogic Scientific's income.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the nine months ended April 30, 1994 and 1993 amounted to $830,000 and $824,000, respectively.

Minority interest in the net income of a foreign subsidiary, B&K, for the nine months ended April 30, 1994 amounted to $982,000.

Minority interest in the net loss of a domestic subsidiary for the nine months ended April 30, 1994 and 1993 amounted to $177,000 and $316,000, respectively.

The effective tax rate for the nine months of fiscal 1994 was 22% vs. 30% for the nine months of fiscal 1993. The decrease is primarily due to non-taxable income of a foreign subsidiary, B&K, and the utilization of research and experimental tax credits.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Third Quarter Fiscal 1994 (04/30/94) vs. Third Quarter Fiscal 1993 (04/30/93)

Product, service, engineering and licensing revenues for the three months ended April 30, 1994 were $43,907,000 as compared to $43,834,000 for the same period last year. The increase of $73,000 was principally due to an increase in sales of Medical Technology Products of $3,085,000 offset by decreased sales of Signal Processing Technology Products of $2,457,000 and Industrial Technology Products of $555,000. The increase in Medical Technology Products sales are primarily due to B&K and Camtronics. Other operating revenue of $2,098,000 and $1,643,000 represents revenue from the Hotel operation for the three months ending April 30, 1994 and 1993, respectively.

The percentage of total cost of sales to total net sales for the three months of fiscal 1994 and fiscal 1993 were 55% and 53%, respectively. The increase was primarily due to B&K generating proportionately higher operating costs. Operating costs associated with the Hotel during the three months of fiscal 1994 and 1993 were $1,280,000 and $1,117,000, respectively.

General and administrative and selling expenses decreased $346,000 primarily due to a cost reduction program. Research and product development expenses decreased $749,000 primarily due to the impact of capitalizing computer software costs.

Computer software costs of $1,394,000 and $250,000 were capitalized in the third quarter of fiscal 1994 and 1993, respectively. Amortization of capitalized software amounted to $401,000 and $274,000 in the third quarter of fiscal 1994 and 1993, respectively.

The amortization of excess of fair value of net assets over cost acquired from B&K was $97,000 and $26,000 for the three months ended April 30, 1994 and 1993, respectively.

The amortization of the excess of cost over fair value of net assets acquired from Camtronics was $52,000 and $48,000 during the third quarter of fiscal 1994 and 1993, respectively. The amortization of the excess of cost over fair value of net assets acquired from SKY was $45,000 and $47,000 during the third quarter of fiscal 1994 and 1993, respectively.

The Company's share of equity in losses of a privately-held company located in Canada amounted to $260,000 for the third quarter of fiscal 1993. No charges were recorded during the third quarter of fiscal 1994.

During the third quarter of fiscal 1994 and 1993, the Company's investment in Analogic Scientific was increased by $500,000 reflecting the Company's share of Analogic Scientific's income.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Third Quarter Fiscal 1994 (04/30/94) vs. Third Quarter Fiscal 1993 (04/30/93) (continued)

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the three months ended April 30, 1994 and 1993 amounted to $290,000 and $238,000, respectively.

Minority interest in the net income of a foreign subsidiary, B&K, for the three months ended April 30, 1994 amounted to $186,000.

Minority interest in the net loss of a domestic subsidiary for the three months ended April 30, 1994 and 1993 amounted to $39,000 and $80,000, respectively.

The effective tax rate for the third quarter of fiscal 1994 was 18% vs. 22% for the third quarter of fiscal 1993. The decrease is primarily due to non-taxable income of a foreign subsidiary, B&K, and the utilization of research and experimental tax credits.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

(b) The Company filed a report on form 8-K during the quarterly period ended April 30, 1994. The report, dated January 31, 1994, listed under item
     5 that the Company filed a three-count third-party complaint against Bernard Friedman, a former officer and Vice Chairman of the Board, alleging breach of fiduciary duty, negligent misrepresentation and intentional misrepresentation in connection with the Company's lease of 360 Audubon Road, Wakefield, Massachusetts. No financial statements were filed therewith.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date      June 10, 1994            /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       President




Date      June 10, 1994            /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       (Chief Accounting Officer)

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                             INDEX TO EXHIBITS


Exhibit No.                                                      Page No.


     11        Calculation of Earnings per Share                     15