Form 10-K
period 1994-07-31
ANALOGIC CORP
filed 1994-10-20
CIK 6284

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-K

[X] Annual  Report  Pursuant to Section 13  or  15(d) of the Securities
    Exchange Act of 1934 [Fee Required]

For the fiscal year ended:        July 31, 1994          or

[ ] Transition Report Pursuant to Section 13  or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to _________________

Commission file number:   0-6715

ANALOGIC CORPORATION
(Exact name of registrant as specified in its charter)

________Massachusetts__________          ________04-2454372______
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)


8 Centennial Drive, Peabody, Massachusetts    ______01960_____
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (508) 977-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.05 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___        No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at August 30, 1994 was approximately $118,801,840.

Number of shares of Common Stock outstanding at August 30, 1994:
12,348,807

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

PART I

Item 1.   Business

         (a)      Developments During Fiscal 1994

     Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as "Analogic" or the "Company") for the fiscal year July 31, 1994, were $193,745,000 as compared to $177,876,000 for fiscal year 1993, an increase of 9%. Net income was $14,657,000, or $1.18 per share as compared to $12,445,000, or $1.01 per share for fiscal year 1993.

     During fiscal 1993, Analogic invested $2,239,000 for a 41.5% interest in a privately-held company located in Canada. This company is in the business of designing, manufacturing and distributing medical electronic equipment. During the first quarter of fiscal 1994, Analogic invested an additional $760,000, increasing its equity interest to 44%. In connection with this investment, a charge of $595,000 and $1,700,000 resulting from the Company's share of losses has been recorded in fiscal 1994 and 1993, respectively.

     During January 1994, Analogic agreed to transfer its 44% interest in this privately-held company to Park Meditech, Inc., located in Toronto, Canada for 6,000,000 shares of Park Meditech, Inc. common stock plus 1,000,000 common stock warrants. Each warrant is exercisable at a price of $5.00 (Canadian) into one share of Park common stock, and may be exercised through April 1996. Park Meditech, Inc. shares are currently traded on the Montreal Exchange (PKM) as well as the NASDAQ Small Cap Exchange (PMDTF).

     During April 1994, the Company purchased 300,000 units of Park
Meditech, Inc. for $824,000. Each unit consists of one common share of Park Meditech, Inc. stock and one-half of a share warrant. Each share warrant is convertible to one common share of Park Meditech, Inc. stock for a price of $4.00 (Canadian) on or before December 15, 1995.

     During fiscal 1993, Analogic invested $500,000 for a 51% interest in a newly formed sales and marketing organization which was formed to promote and sell an affiliated company's products in the United States and certain other countries. An additional $125,000 was invested in this company in September 1993. The 51% interest did not change. The
Company ceased operations of this sales and marketing organization during fiscal 1994. No significant financial impact is anticipated on the Company's future financial results.

         As of January 1, 1993, the Company acquired an interest of approximately 57% in a newly formed company, B&K Medical A/S ("B&K"), for $3,607,000 in cash and a subordinated interest free short-term loan of $3,500,000, which was converted to equity as of July 31, 1993.
The Company's ownership was adjusted upward to 59% during the year ended July 31, 1994, in accordance with the shareholders' agreement. B&K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B&K's results from operations, from the date of acquisition, have been included in the Company's consolidated financial statements. The Company's equity in net assets of B&K exceeded the purchase price by approximately $2,662,000. This excess of acquired net assets over cost is being amortized over a five-year period beginning in January 1993. Accumulated amortization amounted to $843,000 and $266,000 as of July 31, 1994 and 1993, respectively.

         During fiscal 1994, the Company purchased 97,800 shares of its common stock for the treasury at a cost of $1,543,000. On August 30, 1994, the Company has left to repurchase 378,221 shares against the 1,000,000 shares authorized in October 1991.

         (b)      Financial Information About Industry Segment

         The Company's operations are within a single segment within the electronics industry: the design, manufacture and sale of high-technology, high-precision conversion (analog/digital) and signal processing instruments and systems.

         (c)      Narrative Description of Business

         Analogic designs, manufactures and sells standard and customized high-precision data conversion and signal processing equipment. Analogic's principal customers are original equipment manufacturers who incorporate Analogic's state-of-the-art products into systems used in medical, industrial and scientific applications.

         Analogic is a leader in precision analog-to-digital (A/D) and digital
- - -to-analog (D/A) conversion technology, which involves the conversion of continuously varying (i.e., "analog") electrical signals, such as those representing temperature, pressure, voltage, weight, and velocity, into and from the numeric (or "digital") form required by computers, medical imaging equipment and other data processing equipment.

         In addition to their A/D and D/A conversion capabilities, most of Analogic's products perform calculations on the data being analyzed. Thus, Analogic's products are an integral part of the communications link between various analog sensors, detectors or transducers and the people or systems which interpret or utilize this information.

         Analogic's products may be divided for discussion purposes into three groupings as described below. These products are classified by product technology and not by application.

        Signal Processing Technology Products, consisting of A/D and D/A converters and supporting modules, high-speed digital signal processors such as Array Processors, and image processing equipment, accounted for approximately 18% of fiscal 1994 product, service, engineering, and licensing revenue.

         The technology developed by Analogic and incorporated within these products is fundamental to all of the Company's other products.

         A/D converters convert continuously varying "analog" signals into the numerical "digital" form required by microprocessors and other data process-ing equipment. D/A converters transform computer output in digital form into the analog form required by process control equipment. Analogic manufactures a wide variety of interconnecting and supporting modules relating to its A/D and D/A converters. These include signal conditioning devices, which amplify, isolate and filter physical analog signals; multiplexing devices, which permit simultaneous processing of a number of analog signals; and sample and hold devices, which sample rapidly varying phenomena.

         Analogic specializes in the manufacture of very precise, rather than lower-cost, medium or low-precision, data conversion products. Typical applications of these devices include the conversion of industrial and biomedical signals into computer language.

         The Company also manufactures a line of PC/AT-class high performance data acquisition cards. These plug-in cards provide personal computer users with unprecedented data throughput and flexibility. The new series of cards has a library of high level languages supported by third-party software houses and proprietary set-up and diagnostic software.

         Further, the Company manufactures a line of PC/AT-class video acquisition cards. Used extensively for on-line, real-time applications, these cards enable the user to acquire and process video information as well as compare this information to known standards. Supported by several third-party software houses, the product line also includes a user-friendly, menu-driven software development package as well as high level languages.

         Analogic manufactures array processors (special purpose computers) which generally receive information from a host computer or data source, rapidly perform the desired calculations, and return the processed data or results to the host computer. The cost per calculation of array processors, which can compute and/or manipulate data at the rate of ten or more million operations per second, is less than that of general purpose computers. Analogic believes its array processors have been cost effective when compared with competitive array processors.

         The Company is marketing its array processors for applications such as geophysical exploration, speech processing, X-ray imaging, manufacturing testing, and other technical and scientific areas. In addition, the Company sells array processors used for image construction in Magnetic Resonance Imaging (MRI) medical diagnostic systems. The Company also manufactures Digital Signal Processing (D.S.P.) floating point products which are used in the above mentioned markets. The SKY Computers, Inc. acquisition added a line of desktop processors for workstations that provide super computing performance for computation-intensive applications.

         The Company also manufactures 8-bit grey scale and color video frame grabbers for real-time digital image acquisition and display. These products have a wide range of military and commercial applications.

         Medical Technology Products, consisting primarily of medical imaging equipment accounted for approximately 70% of product, service, engineering, and licensing revenue in fiscal 1994.

         Analogic's medical imaging data acquisition systems and related computing equipment are incorporated by U.S., European and Asian manufacturers into advanced X-ray equipment known as computer assisted tomography (CAT) scanners. These scanners generate images of the internal anatomy which are used primarily in diagnosing medical conditions. Analogic's data acquisition and signal processing systems have advanced
CAT scanner technology by substantially increasing resolution of the image, by reducing the time necessary to acquire the image, and by reducing the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D conversion equipment and complete data acquisition systems.

         In addition, the Company manufactures phased array ultrasound systems, key subsystems, and a family of transducers on an OEM basis for ultrasound equipment manufacturers. The Company also designs and manufactures radiology and urology ultrasound equipment. The Company manufactures a family of hard copy laser printers for single and multi-user configurations that address the diagnositic image market. The Company manufactures fetal monitoring equipment for conversion and display of biomedical signals. These monitors are designed for use in both antepartum and intrapartum applications and have the capability to monitor and display fetal heart rates. The Company also designs and manufactures for OEM customers advanced RF amplifiers, gradient coil amplifiers, and spectrometers for use in MRI equipment. These MRI scanners are used primarily to create diagnostic medical images.

         The products manufactured by Camtronics, our 68% owned subsidiary, are included herein as medical technology products. It designs and manufactures state-of-the-art imaging processing products for diagnostic and interventional applications in cardiac catheterization laboratories and for other radiology procedures. They also manufacture optical multiformat cameras used primarily in medical ultrasound and nuclear medicine applications.

         Industrial Technology Products, consisting of digital panel instruments, industrial data acquisition and conversion systems, and test and measurement devices and automation systems, accounted for approximately 12% of fiscal 1994 product, service, engineering, and licensing revenue.

         Digital panel instruments measure analog inputs and visually display the result in numerical (digital) form. They are sold to original equipment manufacturers to be incorporated in products such as precision thermometers, blood analyzers, and automatic test equipment. Certain of Analogic's digital panel instruments incorporate specialized signal conditioning and computing capabilities, and can transmit the measured value in digital form to remote displays or to computers. The Company's Monitroller line of products extends this capability still further by functioning as single loop process controllers.

         Industrial digitizing systems condition analog signals, translate them to digital form with a high degree of precision, and perform subsequent computations and calculations. These instruments are available as complete standard instruments or are customized to particular applications for incorporation into customers' products. Typical applications for these systems are in static and dynamic weighing, measurement of pressure, force or temperature, and engine power measurement as well as factory-wide Distributed Control Systems.

         Analogic's products also include a large number of standard and customized A/D and D/A systems which can accept up to several thousand channels of signals, perform precise signal conditioning, translate the data into digital format and process the information via computer. Certain of the customized subsystems include computing or computer-interfacing sub-units.

         The Company manufactures complete data acquisition and conversion systems used in a wide variety of industrial applications from process control to emergency recording systems used in nuclear power plants. Also, a family of high speed, 16-bit, multichannel data acquisition boards has been designed to meet the stringent demands of fast and accurate measurements in precision instrumentation environments.

         Incorporating much of the same technology as the Company's medical equipment, our sophisticated test instruments include general purpose digital multimeters, which measure the basic parameters as voltage, current and resistance, as well as temperature and frequency. The Company's universal waveform analyzer line combines the features of a digital storage oscilloscope, spectrum analyzer, array processor, and computer. The
Company is also a supplier of power supply test systems, static and dynamic loads, and AC sources used for testing power supplies and other power devices.

         The Company manufactures telecommunications products for use in network monitoring and fault reporting. In addition, original equipment manufacturers (OEM) purchase the Company's standard A/D, D/A and digital signal processing products for specific production testing of telecommunications equipment.

         Marketing and Distribution

         The Company sells its products domestically and abroad directly through the efforts of its officers and employees and through a network of independent sales representatives and distributors located in principal cities around the world. In addition, Analogic subsidiaries act as its distributors in England and Denmark. Domestically, Analogic has several regional sales offices staffed by salespeople who sell the Company's products in the surrounding areas and supervise independent sales representatives and distributors in their regions. Some of Analogic's distributors also represent manufacturers of competing products.

         Sources of Components/Raw Materials

         In general, Analogic's products are composed of company-designed proprietary integrated circuits, printed circuit boards, and precision resistor networks, all manufactured by others in accordance with Analogic's specifications, as well as standard electronic integrated circuits, transistors, displays and other components. Most items procured are believed to be available from more than one source. However, it may be necessary, if a given component ceases to be available, for Analogic to incur additional expense in order to modify its product design to adapt to a substitute component or to purchase new tooling to enable a new supplier to manufacture the component. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, Analogic carries a substantial inventory of raw material components in an effort to assure its ability to make timely delivery to its customers.

         Patents and Licenses

         The Company owns, or is licensee of, a number of patents of varying durations. In the opinion of management, Analogic's present position and its future prospects are a function of the level of excellence and creativity of its engineers; patent protection is useful but of secondary importance. Management is of the opinion that the loss of patent protection would not have a material effect on the Company's competitive position.

         Seasonal Aspect of Business

         There is no material seasonal element to the Company's business, although plant closings in the summer, particularly in Europe, tend to decrease the activity of certain buying sources during the first quarter of the Company's fiscal year.

         Working Capital Matters

         The Company does not carry a substantial inventory of finished goods but does carry a substantial inventory of raw material components and work-in-process to enable it to meet its customers' delivery requirements. (See
Note 3 of notes to consolidated financial statements.)

         Material Customers

         The Company's three largest customers for the fiscal year ended July 31, 1994 were Siemens, a major German manufacturer of electronic and electrical equipment; 3M Corporation; and General Electric Corporation, which accounted for approximately 14%, 13%, and 8%, respectively, of product, service, engineering, and licensing revenue. Loss of any one of these customers would have a material adverse effect upon the Company's business. With the exception of Siemens' acquisition of Medical Electronics Laboratories, Inc., consummated in fiscal year 1989, neither Siemens, 3M Corporation, nor General Electric Corporation has any other material relationships with the Company except as significant and valued customers.
 No other individual customer accounted for as much as 8% of the Company's product, service, engineering, and licensing revenue during fiscal 1994. The Company's ten largest customers, including Siemens, 3M Corporation, and General Electric Corporation, accounted for approximately 56% of product, service, engineering, and licensing revenue during fiscal 1994.

         Backlog

         The backlog of orders believed to be firm at July 31, 1994, was approximately $46.5 million compared with approximately $37.2 million at July 31, 1993. This increase is principally related to an increase in the sales of medical technology products. Many of the orders in the Company's backlog permit cancellation by the customer under certain circumstances.
To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 1994, backlog during fiscal 1995.

         Government Contracts

         The amount of the Company's business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government is insignificant.

         Competition

         Analogic is subject to competition based upon product design, performance, pricing, quality and service. Analogic believes that its innovative engineering and product reliability have been important factors in its growth. While the Company tries to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances Analogic's products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

         Analogic's medical X-ray imaging systems are sufficiently specialized so that Analogic is not aware of products marketed by others which may be deemed directly competitive. The Company considers its selection by its customers for design and manufacture of these products and its other medical products to be much less a function of other competitors in the field than it is of the "make-or-buy" decision of the individual customers. Many customers and potential customers of the Company have the capacity to design and manufacture these products for themselves. In the Company's area of expertise, the continued signing of new contracts indicates continued strength in the Company's relationship with its major customers, although some of these customers continue to commit to shorter term contracts.
         Analogic's competitors include divisions of some larger, more diversified organizations, as well as several specialized companies. Some of them have greater resources and larger staffs than Analogic. The Company believes that, measured by total sales dollars, it is a leading manufacturer of CAT scanner and MRI electronic sub-systems, industrial digitizing systems for the weighing industry, waveform analyzers and high-precision (14 bits or greater) A/D and D/A converters. Other companies sell substantially more converters than Analogic, but only a small portion of their products can be used for the high-precision applications for which Analogic's products are sold.

         Research and Product Development

         Research and product development is an important factor in Analogic's business. The Company maintains a constant research and development program directed toward the creation of new products as well as toward the improvement and refinement of its present products and the expansion of their uses and applications.

         Company funds expended for research and product development amounted to approximately $26,100,000 in fiscal 1994, $25,634,000 in fiscal 1993, and $21,986,000 in fiscal 1992. Analogic intends to continue its emphasis on new product development. As of July 31, 1994, Analogic had approximately 345 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians engaged in research and product development activities. These individuals, in conjunction with the Company's salespeople, also devote a portion of their time assisting customers in utilizing the Company's products, developing new uses for these products, and anticipating customer requirements for new products.

         During fiscal 1994, the Company capitalized $3,305,000 of computer software testing and coding costs incurred after technological feasibility was established. These costs will be amortized by the straight line method over the estimated economic life of the related products, not to exceed three years. Amortization of capitalized software amounted to $1,602,000 in fiscal 1994.

         Environmental Protection

         The Company does not anticipate any material effect upon its capital expenditures, earnings or competitive position resulting from compliance by it and its subsidiaries with presently enacted or adopted Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. (See Item 3 of this Report, Legal Proceedings, Page 10.)

         Employees

         As of July 31, 1994, the Company had approximately 1,428 employees.

         Financial Information About Foreign and Domestic Operations and Export Revenue

         Product, service, engineering, and licensing export revenue from companies, primarily in Europe and Asia, amounted to approximately
$60,800,000 (34%) in fiscal 1994 as compared to approximately $66,900,000 (41%) in fiscal 1993, and approximately $65,900,000 (48%) in fiscal 1992. Management believes that the Company's export revenue is at least as profitable as its domestic revenue. Most of the Company's foreign revenue is export revenue denominated in U.S. dollars. Management does not believe the Company's foreign export revenue is subject to significantly greater risks than its domestic revenue. See Note 15 of notes to consolidated financial statements for further information regarding foreign and domestic operations.

Item 2.   Properties

         Analogic's principal executive offices and a major manufacturing facility are located in a building, owned by the Company, which it constructed on its site in Peabody, Massachusetts (a suburb of Boston). This facility consists of approximately 404,000 square feet of manufacturing, engineering, and office space. The Company owns approximately 65 acres of land at this location, which will accommodate future consolidation and expansion as required. The Company uses approximately 7 1/2 acres of this land for the Hotel (See note 2 of notes to consolidated financial statements regarding the Hotel).

         The Company's 68% owned subsidiary, Camtronics, owns a 40,000 square foot manufacturing and office building located in Hartland, Wisconsin. Camtronics owns approximately eleven acres of land at this location which should accommodate any future expansion requirements.

         The Company leases approximately 9,000 square feet of office space in a two-story building in Nordenstadt, Germany (a suburb of Wiesbaden). The term of the lease is ten years commencing in April 1992. The lease may be cancelled after five years.

         The Company leases a modern one-story brick building containing a total of approximately 41,000 square feet of manufacturing, engineering and office space located in Wakefield, Massachusetts. This building is leased for a term expiring on July 31, 2003.

         The Company leases two modern adjacent brick and concrete block buildings in Danvers, Massachusetts. These two buildings total approximately 170,000 square feet of manufacturing, engineering and office space and are leased for a term expiring on July 31, 2001. Both of these buildings have been sublet on a self renewing lease to Siemens Medical Electronics, Inc. for a term of three years initially ending on December 1, 1995, on a triple net basis.

         The Company leases approximately 30,200 square feet of manufacturing, engineering, and office space in Chelmsford, Massachusetts which is occupied by SKY Computers, Inc. The space is leased for a seven-year term expiring July 31, 1996.

         The Company's 59% owned subsidiary, B&K Medical A/S, leases a modern two-story building containing a total of approximately 41,000 square feet of manufacturing, engineering, and office space. The building is located in Gentofte, Denmark (a suburb of Copenhagen). The building is leased for a term of ten years commencing in January 1993. The lease may be cancelled by B&K after five years.

         On August 25, 1993 the Company purchased a modern two-story building containing approximately 49,000 square feet of manufacturing and office space in Peabody, Massachusetts, adjacent to the Company's principal executive offices. This building is presently leased to an unrelated manufacturer for a term of five years ending on November 30, 1997.

         See Item 13 of this Report and Note 6 of notes to consolidated financial statements for further information concerning certain of the afore-said leases.

         Analogic and its subsidiaries lease various other facilities used for sales and service purposes. The Company does not consider any of these leases to be material.

         Analogic owns substantially all of the machinery and equipment used in its business. Management considers that the Company's plant and equipment are in good condition and are adequate for its current needs.

Item 3.   Legal Proceedings

         On or about February 26, 1990, the Company was impleaded as a third-party defendant in United States of America vs. Charles George
Trucking Company, Inc., et al, an action filed in the United States District Court for Massachusetts. The matter has been previously reported; see Item
3 of the Company's report on Form 10-K for the fiscal year ended July 31, 1993. On September 13, 1994, the United States Court of Appeals for the
First Circuit upheld the reasonableness of the consent agreement resolving the Company's involvement in the litigation. In a separate related action pending in the Massachusetts Superior Court brought by the Company against its insurers for their failure to defend the Company and to reimburse it for its settlement contribution in the Charles George litigation, partial summary judgment has been granted in the Company's favor, finding that its insurers had a duty to defend the Company.

         Bernard L. Freidman, a former officer and vice chairman of the Company's Board of Directors instituted suit against the Company on or about January 10, 1994. Mr. Friedman is the general partner of a limited partnership which rents property to the Company in Wakefield, Massachusetts, and at the time of the negotiation and execution of the lease, was an officer and/or director of the Company. Mr. Friedman, as general partner, claims that the Company has failed to pay rent according to the terms of the lease. The Company denies Mr. Friedman's assertions and has, in addition, brought a counterclaim against him, in his capacity as general partner for all rents paid in excess of the agreed upon rent.

         The Company also filed a third-party complaint against Mr.
Friedman, individually, in connection with the lease. While in the opinion of management, the amounts at issue in this litigation will not have a material effect on the Company's business, management believes that in view of his former positions with the Company, Mr. Friedman's actions nevertheless warrant disclosure.

         Bernard M. Gordon, President and Chairman of the Board of
Directors of the Company, is a limited partner in the partnership. He has advised the Board that he objects to the rent increase sought by Mr. Friedman and has further advised the Board that in the event the partnership prevails in its claim for a rent increase, Gordon will return to the Company all amounts he receives from the partnership which represent his share of rents paid by Analogic in excess of the fair rental value of the property.

         The Company does not have any other material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders

         NONE

PART II


Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters

         The Company's Common Stock is traded in the NASDAQ National Market System. The following table sets forth the range of high and low closing prices for the Common Stock, as reported by NASDAQ during the quarterly periods indicated:


             Fiscal Year               High                          Low


1994        First Quarter           $15.38                        $13.50
            Second Quarter           16.25                         13.50
            Third Quarter            18.12                         14.62
            Fourth Quarter           17.25                         14.75

1993        First Quarter           $11.75                        $10.38
            Second Quarter           15.50                         10.38
            Third Quarter            15.88                         13.62
            Fourth Quarter           16.62                         13.12

         The Company's Common Stock has traded in the NASDAQ National Market System, and therefore, the high and low prices reflect actual transactions.

         As of August 30, 1994, there were approximately 1,025 holders of record of the Common Stock.

         No cash dividends have been declared on the Common Stock. The policy of the Company is to retain earnings to provide funds for the operation and expansion of its business, and while there are no covenants which restrict dividend payment, the Company has no present intention of paying cash dividends.

Item 6.   Selected Financial Data


(Thousands of dollars, except per share data)


                         Year Ended July 31


                      1994     1993     1992     1991     1990


Total Revenues    $193,745 $177,876 $149,244 $142,563 $143,556

Income from
operations          18,205   18,256    8,054   17,391   17,920

Net Income          14,657   12,445    9,910   12,239   12,431

Earnings per
common and common
equivalent share     $1.18    $1.01     $.78     $.91     $.85

Number of shares
used in computation
of per share data   12,434   12,301   12,715   13,451   14,639

Working Capital   $150,571 $139,587 $119,029 $128,727 $124,152

Total Assets       239,620  223,423  196,966  190,482  185,355

Long-term debt
(including
 capitalized
 leases)            10,993   13,205   16,482   13,022   11,177

Stockholders'
 Equity            184,391  168,907  155,859  157,316  153,501

Item 7.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Results of Operations

Fiscal 1994 Compared to Fiscal 1993

Product, service, engineering, and licensing revenues for fiscal 1994 were $179,951,000 as compared to $165,001,000 for fiscal 1993. The increase of $14,950,000 was principally due to an increase in sales of Medical Technology Products of $23,578,000 offset by decreased sales of Signal Processing Technology Products of $7,448,000 and Industrial Technology Products of $1,180,000. The increase in Medical Technology Products sales are primarily due to the inclusion of B&K. Other operating revenue of $9,166,000 and $8,556,000 represents revenue from the Hotel operation for fiscal 1994 and 1993, respectively.

The percentage of total cost of sales to total net sales for fiscal 1994 and 1993 was 55%. Operating costs associated with the Hotel for fiscal years 1994 and 1993 were $5,258,000 and $5,095,000, respectively.

General and administrative and selling expenses increased $7,282,000 primarily due to the inclusion of B&K. Research and product development expenses increased $466,000 due to the addition of staff supporting new medical technology product development programs.

Computer software costs of $3,305,000 and $2,127,000 were capitalized in fiscal 1994 and 1993, respectively. Amortization of capitalized software amounted to $1,602,000 and $1,218,000 in fiscal 1994 and 1993, respectively.

The amortization of the excess of cost over fair value of net assets acquired from Camtronics was $208,000 and $184,000 in fiscal 1994 and 1993, respectively. The amortization of the excess of cost over fair value of net assets acquired from SKY was $179,000 and $177,000 in fiscal 1994 and 1993, respectively.

The amortization of excess of fair value of net assets over cost acquired from B&K was $577,000 and $266,000 in fiscal 1994 and 1993, respectively.

During fiscal 1994 and 1993, the Company's investment in Analogic Scientific was increased by $2,000,000, reflecting the Company's share of Analogic Scientific's income. In fiscal 1994 and 1993, the Company's investment was reduced by a cash dividend received of $300,000 and $500,000, respectively.

Equity in net losses of an unconsolidated affiliate located in Canada, amounted to $595,000 and $1,700,000 during fiscal 1994 and 1993, respectively. (See Note 4 of notes to consolidated financial statements.)

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, in fiscal 1994 and 1993 amounted to $1,157,000 and $1,166,000, respectively.

Minority interest in the net losses of a domestic subsidiary in fiscal 1994 and 1993 amounted to 177,000 and $435,000, respectively. The Company ceased operations of this sales and marketing organization during the third quarter of fiscal 1994. No significant financial impact is anticipated on the Company's future financial results.

Minority interest in the net income of the Company's consolidated foreign subsidiary, B&K, in fiscal 1994 was $935,000. During Fiscal 1993, minority interest in the net loss of B&K was $169,000.

The effective tax rate for fiscal 1994 was 16% vs. 30% for fiscal 1993. The decrease is primarily due to a tax loss benefit related to the dissolution of a foreign subsidiary for which there was no impact on income before income taxes.

Net income for fiscal 1994 was $14,657,000, or $1.18 per share as compared with $12,445,000, or $1.01 per share for fiscal 1993.

Fiscal 1993 Compared to Fiscal 1992

Product, service, engineering, and licensing revenues for fiscal 1993 were $165,001,000 as compared to $136,990,000 for fiscal 1992. The increase of $28,011,000 was principally due to an increase in sales of Medical Technology Products of $23,370,000 and Signal Processing Technology Products of $7,601,000 offset by decreased sales of Industrial Technology Products of $2,960,000. The increase in Medical Technology Products sales are primarily due to the inclusion of B&K and the increase in Signal Processing Technology sales are primarily due to SKY. Other operating revenue of $8,556,000 and $8,088,000 represents revenue from the Hotel operation for fiscal 1993 and 1992, respectively.

The percentage of total cost of sales to total net sales for fiscal 1993 and 1992 was 55% and 61%, respectively. The decrease was due primarily to the inclusion of B&K and SKY generating proportionately higher margins than the Company's traditional revenue sectors. Operating costs associated with the Hotel for fiscal years 1993 and 1992 were $5,095,000 and $5,165,000, respectively.

General and administrative and selling expenses increased $9,026,000 primarily due to the inclusion of SKY, B&K and a majority-owned subsidiary. Research and product development expenses increased $3,648,000 due to the addition of staff supporting new product development programs and the inclusion of B&K within the Medical Technology Products sector along with the addition of SKY within the Signal Processing Technology sector.

Interest expense decreased $411,000 primarily due to the reduction of debt incurred in connection with the purchase of the Hotel.

Computer software costs of $2,127,000 and $1,715,000 were capitalized in fiscal 1993 and 1992, respectively. Amortization of capitalized software amounted to $1,218,000 and $1,022,000 in fiscal 1993 and 1992, respectively.


The amortization of the excess of cost over fair value of net assets acquired from Camtronics was $184,000 and $159,000 in fiscal 1993 and 1992, respectively. The amortization of the excess of cost over fair value of net assets acquired from SKY was $177,000 and $62,000 in fiscal 1993 and 1992, respectively.

The amortization of excess of fair value of net assets over cost acquired from B&K was $266,000 during fiscal 1993.

During fiscal 1992, a wholly-owned foreign subsidiary sold real estate in Nordenstadt, Germany, for a gain of $1,864,000.

During fiscal 1993 and 1992, the Company's investment in Analogic Scientific was increased by $2,000,000 and $3,423,000, respectively, reflecting the Company's share of Analogic Scientific's income. In fiscal 1993 and 1992, the Company's investment was reduced by a cash dividend received of $500,000 and $1,423,000, respectively.

Fiscal 1993 includes a $1,700,000 charge resulting from the Company's share of equity in losses of a privately-held company located in Canada.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, in fiscal 1993 and 1992 amounted to $1,166,000 and $959,000, respectively.

Minority interest in the net losses of a domestic subsidiary and B&K during fiscal 1993 were $435,000 and $169,000, respectively.

The effective tax rate for fiscal 1993 was 30% vs. 19% for fiscal 1992. The increase is primarily due to lower nontaxable interest and dividend income as a percentage of taxable income in fiscal 1993 vs. fiscal 1992. The increase was also due to taxable income from a foreign investment in fiscal 1993 vs. nontaxable income in fiscal 1992 from the foreign investment. In addition, fiscal 1992 included nontaxable net profits of a foreign subsidiary.

Net income for fiscal 1993 was $12,445,000, or $1.01 per share as compared with $9,910,000, or $.78 per share for fiscal 1992.

During fiscal 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The adoption of Statement 109 did not have a material impact on the Company's consolidated financial statements.

Financial Position

The Company's balance sheet at July 31, 1994, reflects a current ratio of 6.8 to 1, compared to 6.4 to 1 at July 31, 1993. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 74% of current assets at July 31, 1994. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. the Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's d ebt to equity ratio was .30 to 1 at July 31, 1994 and .32 to 1 at July 31, 1993.

Capital expenditures for fiscal 1994 totaled approximately $7,326,000.

As part of a stock repurchase program authorized by the Board of Directors, the Company made the following purchases of common stock for its treasury:
97,800 shares during fiscal 1994 at an aggregate cost of $1,543,000; 121,200 shares during fiscal 1993 at an aggregate cost of $1,363,000 and 1,103,300 shares during fiscal 1992 at an aggregate cost of $12,279,000.

Impact of Inflation

Overall, inflation has not had a material impact on the Company's operations during the past three fiscal years.

Effect of Recently Issued Accounting Standards

In May, 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS. No. 115"), was issued. The Company will adopt SFAS No. 115 in the first quarter of fiscal 1995.

The Company's marketable securities are expected to be categorized as available - for - sale securities, as defined by SFAS No. 115, and will be reflected on the balance sheet at fair value. Unrealized holding gains and losses will be reflected as a net amount in a separate component of stock-holders' equity until realized. The impact on the Company's financial position and results of operations is not expected to be material.

Item 8.  Financial Statements and Supplementary Data

     The Financial statement and supplementary data are listed under PART IV,
Item 14 in this Report.

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

         None

                                           PART III


Item 10.   Directors and Executive Officers of the Registrant


         (a)      Directors


                                                         Other Offices Held
                           Director     Expiration           As of
Name                Age    Since        of Term*       __August 30, 1994__

Bernard M. Gordon   67     1969          1995            Chairman of the
                                                         Board and President

John A. Tarello     63     1979          1995            Senior Vice
                                                         President and
                                                         Treasurer

M. Ross Brown       60     1984          1996            Vice President

Edward F. Voboril   51     1990          1996                ---


Gerald L. Wilson    55     1980          1995                ---

Bruce R. Rusch      51     1993          1997            Vice President

Bruce W. Steinhauer 59     1993          1997                ---


*The Board of Directors is divided into three classes, each having a three year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

         (b)        Executive Officers


                                                                Date Since
                                                                   Office
Name                 Age          Offices Held                 Has Been Held


Bernard M. Gordon    67           Chairman of the Board        1969 & 1980,
                                  and President                respectively

John A. Tarello      63           Senior Vice President        1980 & 1985,
                                  and Treasurer                respectively

M. Ross Brown        60           Vice President               1984

Julian Soshnick      62           Vice President,              1982
                                  General Counsel,
                                  and Clerk

Bruce R. Rusch       51           Vice President               1993



         Each such officer is elected for a term continuing until the first meeting of the Board of Directors following the annual meeting of stockholders, and in the case of the President, Treasurer and Clerk, until their successors are chosen and qualified; provided that the Board may remove any officer with or without cause.


         (c)      Identification of certain significant employees:

                  None

         (d)      Family relationships:


                  None


         (e)      Business Experience:


         Bernard M. Gordon has been the Chairman of the Board of Directors of the Company since 1969 and President since 1980.

         John A. Tarello was the Company's Controller from May 1970 through July 1982, a Vice President of the Company from 1971 to 1980, and has been Senior Vice President since 1980, and Treasurer since 1985. He is also a director of Spire Corporation.

         M. Ross Brown joined the Company in August 1984 and is responsible for managing its manufacturing operations. He was elected a Vice President in October 1984. Before joining the Company, Mr. Brown was with CBS Musical Instrument Division for more than fifteen years where he most recently served as Division Vice President.

         Julian Soshnick joined Analogic in October 1981 as General Counsel after twenty-five years of distinguished law practice, including serving as an Assistant Attorney General of Massachusetts. Mr. Soshnick has served as a Vice President since July 1982 and Clerk since 1988.

         Dr. Gerald L. Wilson is the former Dean of the School of Engineering at Massachusetts Institute of Technology and the Vannevar Bush Professor of Engineering at the Massachusetts Institute of Technology. Dr. Wilson has served on MIT's faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. He is a director of Commonwealth Energy Systems. He also served as Vice President of Technology and Manufacturing for Carrier Corporation during 1991 and
1992.

         Edward F. Voboril is President and CEO of Wilson Greatbatch Ltd. of Clarence, New York. For three years ending in 1989, he was a Vice President of PPG Industries. Prior to that, he was a Vice President of Honeywell, Inc., and General Manager of its medical electronics business.

         Bruce R. Rusch was appointed a Vice President of the Company in January 1993. Mr. Rusch has been President of SKY Computers, Inc. since 1987. SKY Computers, Inc. was acquired by Analogic effective April 1, 1992.

         Dr. Bruce W. Steinhauer has been Chief Executive Officer of the Lahey Clinic in Burlington, Massachusetts since early 1992. Prior to that he was Senior Vice President for Medical Affairs and Chairman of the Board of Governors for the Medical Group Practice of the Henry Ford Hospital from 1988 to 1992.

         (f)      Involvement in certain legal proceedings:

                  None

         (g)      Promoters and Control Persons

                  Inapplicable

         Compliance with Section 16(a) of the Exchange Act

         The Company is unaware of any failure to file on a timely basis any reports required by Section 16(a) of the Exchange Act by any "reporting person," pursuant to Item 405 of Regulation S-K.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation information for the Chief Executive Officer and each of the next four most highly compensated executive officers of the Company during the last fiscal year ("Named Officers") for services rendered in all capacities for the last three fiscal years.

                                                                           LONG-TERM
                                              ANNUAL COMPENSATION          COMPENSATION AWARDS
                                                                                Restricted                       All Other
Name and                                                   Total Annual         Stock Awards    Stock Options   Compensation
Principal Position     Year       Salary     Bonuses       Compensation         ($) (B) (A)          # (E)     ($) (F)______
Bernard M. Gordon      1994      $300,000    $50,000         $350,000              ----         ----               $4,698
Chairman and President 1993       285,000     35,000          320,000              ----         ----                3,997
                       1992       285,000     40,000          325,000              ----         ----                3,797

John A. Tarello        1994      $195,000     $35,000        $230,000              ----         ----               $3,842
Senior Vice President  1993       185,000      30,000         215,000          $595,000 (C)     10,000              3,355
  and Treasurer        1992       185,000      35,000         220,000              ----         ----                3,076

M. Ross Brown          1994      $175,000     $30,000        $205,000              ----         ----               $3,316
Vice President         1993       165,000      25,000         190,000          $446,250         10,000              2,887
                       1992       165,000      30,000         195,000              ----         ----                2,624

Julian Soshnick        1994      $175,000     $30,000        $205,000              ----         ----               $3,345
Vice President and     1993       165,000      25,000         190,000          $520,625 (D)      5,000              2,912
General Counsel        1992       165,000      20,000         185,000              ----         ----                2,648

Bruce R. Rusch         1994      $159,958     $47,000        $206,958              ----         ----                ----
Vice President         1993       139,000      20,000         159,000          $635,625         ----                ----
                       1992        -----        -----           -----              ----         ----                ----

Notes To Summmary Compensation Table
___________________________________

(A)  Represents stock grants under the Company's Key Employee Stock
     Bonus Plan dated March 14, 1983, as amended and restated on January
     27, 1988, pursuant to which Common Stock of the Company may be granted to key employees to encourage them to exert their best efforts on behalf of the Company. Each Recipient of the Common Stock pursuant to the Bonus Plan is required to execute a noncompetition agreement in a form satisfactory to the Company. The Bonus Plan is administered by a committee appointed by the Board of Directors consisting of the Chairman of the Board and three other Directors who are not eligible to participate in the Bonus Plan. Generally, the Common Stock granted pursuant to the Bonus Plan is not transferable for a period of three years from the date of the grant and is subject to a risk of forfeiture in the event that the recipient leaves the employ of the Company during this period for any reason. Generally, during the subsequent four-year period, the transfer restrictions will lapse with respect to 25% of the Common Stock for each year the recipient remains in the employ of the Company. Failure to remain in the Company's employ during all of the subsequent four-year period will result in a forfeiture of shares as to which restrictions on disposition still exist. The Common Stock granted pursuant to the Bonus
     Plan is held in escrow by the Company until such restrictions on disposition lapse. However, while in escrow, the recipient has the right to vote such shares of Common Stock and to receive any cash dividends thereon. The Board of Directors, acting upon the recommendation of the Stock Bonus Plan Committee, may at the time of grant designate a different schedule upon which the transfer restrictions lapse.

(B) As of July 31, 1994, the following table reflects the aggregate stock bonus awards for which transfer restrictions have not yet lapsed:

                                            Shares      Market Value
     John A. Tarello                       20,000         $297,500
     M. Ross Brown                         30,000          446,250
     Julian Soshnick                       35,000          520,625
     Bruce R. Rusch                        45,000          635,625


(C) Represents a stock grant of 40,000 shares on March 12, 1993. Transfer restrictions, with respect to 25% of the shares granted, lapsed on May 20, 1993 and 25% lapsed on May 20, 1994. Transfer restrictions with respect to an additional 25% of the shares will lapse on May 20, 1995 and May 20, 1996, respectively.

(D) Represents a stock grant of 35,000 shares on March 12, 1993. Transfer restrictions, with respect to 25% of the shares granted, will lapse on August 17, 1994; August 17, 1995; August 17, 1996; and August 17, 1997, respectively.


(E) Represents options granted pursuant to the Key Employee Stock Option Plan dated March 14, 1983, as amended and restated January 28, 1987. Details of stock options are more fully explained in the following two tables.

(F) Represents amounts allocated to the Named Officers pursuant to the Company's profit sharing plan under which it may, but is not required to, make contributions to a trust for the purpose of providing retirement benefits to employees.

STOCK OPTION GRANTS IN LAST FISCAL YEAR


         There were no stock options awarded to named officers under the Company's Key Employee Stock Option Plans during the last fiscal year.


STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table indicates (i) stock options exercised by the Named Officers during the last fiscal year; (ii) the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of July 31, 1994; and (iii) the fiscal year-end value of "in-the-money" unexercised options.

                                                                          Number of                 Value of Unexercised
                             Number of                              Unexercised Options             In-The-Money Options
                           Shares Acquired           Value          at Fiscal Year End             At Fiscal Year End (A)(B)
Name                        On Exercise           Realized (A)   Exercisable  Unexercisable     Exercisable   Unexercisable
Bernard M. Gordon           ----                    ----         ----            ----            ----           ----


John A. Tarello             ----                    ----       10,000            5,000        $42,500          $5,625


M. Ross Brown               ----                    ----         ----           10,000           ----          $11,250


Julian Soshnick             ----                    ----         ----            5,000           ----          $ 5,625


Bruce R. Rusch              ----                    ----         ----             ----           ----            ----

___________________________________

(A) The value realized or the unrealized value of in-the-money options at year-end represents the aggregate difference between the market value on the date of exercise, or July 31, 1994, in the case of the unrealized values and the applicable exercise prices.

(B) "In-the-money" options are options whose exercise price was less than the market price of Common Shares at July 31, 1994.

         Compensation of Directors

         Each director who is not an employee of the Company is entitled to an annual fee of $8,000 plus a fee of $500 per meeting for each of the first four meetings of the Board or any Board Committee attended by him, together with reimbursement of travel expenses under certain circumstances.

         In February 1988, the Board of Directors adopted and stockholders approved at the January 1989 Annual Meeting of Stockholders, the 1988 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1988 Plan"). Pursuant to the 1988 Plan, options to purchase 50,000 shares of common stock may be granted only to directors of the Company or any subsidiary who are not otherwise employees of the Company or any subsidiary. The exercise price of options granted under the 1988 Plan is the fair market value of the Common Stock on the date of grant. The 1988 Plan provides that each Non-Employee director as of the date on which the Board of Directors adopted the 1988 Plan shall be granted an option to acquire 5,000 shares. Each Non-Employee director who is subsequently elected to the Board of Directors shall be granted an option to acquire 5,000 shares after one year of service.

         Options granted under the 1988 Plan are exercisable for a nine-year period commencing one year after the date of grant. During that exercise period, subject to the occurrence of certain events, options may be exercised only to the extent of (a) 33 1/3% of the number of shares covered by the option one or more years after the date of grant, (b) 66 2/3% of the number of shares subject to the option two or more years after the date of grant, and (c) 100% of the number of shares subject to the option three or more years after the date of grant.

      The 1988 Plan is administered by members of the Company's Board of Directors.

         Pursuant to the 1988 Plan, the Company granted options to purchase 5,000 shares to Mr. Wilson on February 1, 1988, at an option price of $7.125 per share; to Mr. Voboril on June 21, 1991, at an option price of $10.875; and to Mr. Steinhauer on October 8, 1993, at an option price of $14.75 per share. As of August 30, 1994, Mr. Wilson had exercised 4,000 shares and 1,000 shares remained exercisable; Mr. Voboril was entitled to exercise 5,000 shares; and Mr. Steinhauer's options were not yet exercisable.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management

         (a) The following table sets forth information as to all persons (including any "group", as defined) known by the Company to have owned beneficially 5% or more of its Common Stock, $.05 par value, as of August 30, 1994:


                                  Amount and Nature of         Percent
Name and Address                  Beneficial Ownership        of Class


Bernard M. Gordon Charitable     4,720,192 shares (1)(2)      38.2%(1)(2)
Remainder Unitrust
 Bernard M. Gordon
 Julian Soshnick
 Gerald P. Bonder, Trustees
   8 Centennial Drive
   Peabody, MA  01960

FMR Corporation                  1,489,300 shares (3)          12.1%(3)
   82 Devonshire Street
   Boston, MA  02109

Private Capital Management Inc.    619,800 shares (3)           5.0%(3)
   3003 Ninth Street
   Naples, FL  33940

__________________________________

(1) Exclusive of 6,000 shares owned by Mr. Gordon's wife, as to which he disclaims any beneficial interest.

(2)  Mr. Gordon serves as Trustee of the Bernard Gordon Charitable
     Remainder Unitrust (the "Trust") along with Julian Soshnick and
     Gerald P. Bonder. The three Trustees, acting by a majority, have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to The Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 8 Centennial Drive, Peabody, Massachusetts.

(3) The Company has been advised informally by FMR Corporation and Private Capital Management Inc.that in their capacity as investment advisors they may be deemed a beneficial owner on August 30, 1994, of 1,489,300 shares, or 12.1% of the Company's Common Stock and 619,800 shares, or 5.0% of the Company's Common Stock, respectively.

         (b) The following table sets forth information as to ownership of the Company's Common Stock, $.05 par value, by its directors and by all directors and executive officers as a group, as of August 30, 1994:

                            Amount and Nature of            Percent
Identity of Person          Beneficial Ownership(1)         of Class

Bernard M. Gordo            4,720,192 shares (2)(3)           38.2%

John A. Tarello                37,500 shares (4)(5)             *

M. Ross Brown                  42,500 shares (4)                *

Bruce R. Rusch                 45,000 shares (4)                *

Gerald L. Wilson                2,000 shares (5)                *

Edward F. Voboril               5,000 shares (5)                *

All Directors and Executive
Officers as a group
(8 persons)                 4,923,692 shares(4)(5)            39.9%

*Represents less than 1% ownership

______________________________

(1) The amounts shown are based upon information furnished by the individual directors and officers. Unless otherwise noted, the beneficial owners have sole voting and investment power with respect to the shares listed.

(2) Exclusive of 6,000 shares owned by Mrs. Gordon, in which Mr. Gordon disclaims all beneficial interest.

(3)  Mr. Gordon serves as Trustee of the Bernard Gordon Charitable
     Remainder Unitrust (the "Trust") along with Julian Soshnick and
     Gerald P. Bonder. The three Trustees, acting by a majority, have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to the Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 8 Centennial Drive, Peabody, Massachusetts.

(4) These amounts include certain shares issued under the Company's Key Employee Stock Bonus Plan which are subject to forfeiture under certain circumstances.

(5) These amounts include certain shares deemed beneficially owned under Exchange Act Rule 13d-3(d)(1).

Item 13.   Certain Relationships and Related Transactions

     Mr. Bernard M. Gordon and Mr. Bernard L. Friedman, the Company's former Vice Chairman of the Board (Mr. Friedman resigned on July 31, 1993), each own 50% interest in a limited partnership (Audubon Realty), which owns the Danvers, Massachusetts facilities leased by the Company for a term to July 31, 2001. These facilities include a 50,000 square foot building completed in 1978; a 40,000 square foot addition to that building, completed in 1982; and an 80,000 square foot building which the Company moved into during 1980. By an Amendment of Lease dated August 2, 1982, effective September 1, 1982, the annual rent on the entire Danvers premises was increased by $176,000 to reflect the addition of the 40,000 square feet to the 50,000 square foot facility. All other terms and conditions of the underlying lease remain unchanged. The fixed annual rent on the entire 170,000 square feet was increased from $1,008,000 to $1,042,000 as of March 1, 1992, and shall be adjusted as of March 1 every third year to reflect increases in the cost of living. Both of the facilities are sublet on a self renewing lease to Siemens Medical Electronics, Inc. for a term of three years initially ending on December 1, 1995, subject to an eighteen-month notice of cancellation, on a triple-net basis.

     Mr. Gordon and Mr. Friedman each own a 50% interest in a limited partnership which owns the facility located at 360 Audubon Road, Wakefield, Massachusetts, which is leased by the Company for a term of approximately
22 years, commencing May 1, 1981. This facility has been utilized by the Company for manufacturing and office space since May 1, 1981. The terms of this lease provide for rental adjustments every three years to reflect increases in the cost of living. There is presently a disagreement between the Company and Mr. Friedman, in his capacity as General Partner of Audubon Realty Trust, with respect to the amount of rent payable under the terms of this lease. This disagreement has led to legal proceedings as more fully described in Item 3 of this report, "Legal Proceedings" on Page 10. The potential amounts at issue, in the opinion of management, will not have a material effect on the Company's business.

     All of the foregoing rents are on a net lease basis, and accordingly the Company pays, in addition to the above rental payments, all taxes, maintenance, insurance, and other costs relating to the leased premises.

     See Item 2 of this Report for information as to the character of the leased premises, and Note 6 of notes to consolidated financial statements for further information as to the leases.

         Bernard M. Gordon, Chairman of Analogic, personally owns 72% of the outstanding stock of UltraAnalog, Inc., which he acquired on October 2, 1989. UltraAnalog is a manufacturer of analog-to-digital and digital-to-analog converters, located in Fremont, California. Analogic has the irrevocable right to acquire Mr. Gordon's interest at his cost.

         (b)      Certain Business Relationships:

                  None
         (c)      Indebtedness of Management:

                  None

         (d)      Transactions with Promoters:

                  None

PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
                                                                  PAGE
                                                                 NUMBER
(a)     1.    Financial Statements

              Report of independent accountants                      29

              Consolidated balance sheets at July 31, 1994
              and 1993                                             30-31

              Consolidated statements of income for the years
              ended July 31, 1994, 1993 and 1992                     32

              Consolidated statements of stockholders' equity
              for the years ended July 31, 1994, 1993 and 1992     33-35

              Consolidated statements of cash flows for the
              years ended July 31 1994, 1993 and 1992              36-37

              Notes to consolidated financial statements           38-51


        2.    Financial Statement Schedules

                 I     -   Marketable Securities                     52

                 V     -   Property, plant and equipment             53

                VI     -   Accumulated depreciation and amortization
                           of property, plant and equipment         54-55

               VIII    -   Valuation and qualifying accounts         56

                 X     -   Supplementary income statement information 57

              Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto.


        3.    Exhibits  -  See Index to Exhibits                   58-62

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 1994.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ANALOGIC CORPORATION



                                By ________/s/ Bernard M. Gordon_________
                                   Bernard M. Gordon
                                   Chairman of the Board, President
                                   Chief Executive Officer

Date:    October 12, 1994
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    October 12, 1994           ______/s/ Bernard M. Gordon____________
                                    Chairman of the Board, President,
                                    Chief Executive Officer and Director


Date:    October 12, 1994           _______/s/ John A. Tarello________________
                                    Senior Vice President, Treasurer
                                    and Director


Date:    October 12, 1994           _______/s/ M. Ross Brown________________
                                    Vice President and Director


Date:    October 12, 1994           ______/s/ Bruce R. Rusch_________________
                                    Vice President and Director


Date:    October 12, 1994           ______/s/ Gerald L. Wilson________________
                                    Director

                     REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Analogic Corporation
Peabody, Massachusetts


We have audited the accompanying consolidated balance sheets of Analogic Corporation and subsidiaries as of July 31, 1994 and 1993 and the related consolidated statements of income, stockholders' equity, and cash flows and the financial statement schedules listed in Item 14(a) of this Form 10-K for each of the three years in the period ended July 31, 1994. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analogic Corporation and subsidiaries as of July 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
September 8, 1994

Analogic Corporation and Subsidiaries
Consolidated Balance Sheets (000 omitted)


                                                            July 31,
                                                          1994    1993

Assets
 Current assets:
  Cash and cash equivalent                             $ 23,571  $ 20,482
  Marketable securities, at cost which
   approximates market                                   70,825    67,340
  Accounts and notes receivable, net of allowance
   for doubtful accounts (1994, $1,339; 1993, $1,518)    34,678    32,275
  Accounts receivable, affiliate                            961       841
  Inventories                                            41,169    39,940
  Prepaid expenses and other current assets               5,536     4,330

      Total current assets                              176,740   165,208

 Property, plant and equipment, at cost:
  Land and land improvements                              4,252     3,739
  Buildings                                              36,529    35,095
  Property under capital leases                           6,841     6,841
  Leasehold and capital lease improvements                2,158     1,914
  Manufacturing equipment                                55,904    53,909
  Furniture and fixtures                                 17,438    16,340
  Motor vehicles                                            897       651

                                                        124,019   118,489

  Less accumulated depreciation and amortization         76,088    71,202

                                                         47,931    47,287

  Investments in and advances to affiliated
   companies                                              7,977     5,289

  Excess of cost over acquired net assets, net
   of accumulated amortization                            1,347     1,640

  Other assets, including unamortized software
   costs (1994, $5,244 ; 1993, $3,541)                    5,625     3,999

                                                       $239,620  $223,423

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Balance Sheets (000 omitted)


                                                            July 31,
                                                          1994    1993

Liabilities and stockholders' equity
 Current liabilities:
  Mortgage and other notes payable                     $  1,975  $    365
  Obligations under capital leases                          357       386
  Accounts payable, trade                                 7,568     8,496
  Accrued employee compensation and benefits              8,639     7,941
  Accrued expenses                                        6,298     6,339
  Accrued income taxes                                    1,332     2,094

      Total current liabilities                          26,169    25,621

 Long-term debt:
  Mortgage and other notes payable                        7,381     9,227
  Obligations under capital leases                        3,612     3,978

                                                         10,993    13,205

  Deferred income taxes                                   4,128     3,066

  Minority interest in subsidiaries                      12,120    10,611

  Excess of acquired net assets over cost, net            1,819     2,013

  Commitments

  Stockholders' equity:
   Common stock, $.05 par; authorized
    30,000,000 shares; issued 1994, 13,602,325
    shares; issued 1993, 13,517,599 shares                  680       676
   Capital in excess of par value                        19,911    18,807
   Retained earnings                                    180,222   165,565
   Cumulative translation adjustments                       558      (614)

                                                        201,371   184,434

   Less:
    Treasury stock, at cost (1994, 1,253,268
     shares; 1993, 1,157,761 shares)                     14,233    12,822
    Unearned compensation                                 2,747     2,705

      Total stockholders' equity                        184,391   168,907

                                                       $239,620  $223,423

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Income (000 omitted, except share data)


                                                  Years Ended July 31,
                                               1994      1993      1992
Revenues:
 Product and service, net                    $177,175  $160,764  $133,973
 Engineering and licensing                      2,776     4,237     3,017
 Other operating revenue                        9,166     8,556     8,088
 Interest and dividend income                   4,628     4,319     4,166

 Total revenues                               193,745   177,876   149,244

Cost of sales and expenses:
 Cost of sales:
  Product and service                          95,506    87,439    81,486
  Engineering and licensing                     2,929     2,850     2,440
  Other operating expenses                      5,258     5,095     5,165
 General and administrative                    15,492    14,918    15,625
 Selling                                       29,278    22,570    12,837
 Research and product development              26,100    25,634    21,986
 Interest expense                               1,167     1,019     1,430
 Amortization of excess of cost over
  acquired net assets                             387       361       221
 Amortization of excess of acquired net
  assets over cost                               (577)     (266)

 Total cost of sales and expenses             175,540   159,620   141,190

Income from operations                         18,205    18,256     8,054

Gain on sale of real estate                                         1,864
Equity in net income (losses) of
 unconsolidated affiliates                      1,405       300     3,414

Income before income taxes                     19,610    18,566    13,332

Provision for income taxes                      3,038     5,549     2,463

Minority interest in net income of
 consolidated subsidiaries                      1,915       562       959

Net income                                   $ 14,657  $ 12,445  $  9,910

Earnings per common and common
 equivalent share                               $1.18     $1.01      $.78

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity - Years Ended
 July 31, 1994, 1993 and 1992 (000 omitted, except share data)

                                     Common stock      Capital in
                                                       excess of Retained
                                     Shares   Amount   par value earnings
Balance, July 31, 1991             14,088,207   $704     $22,994 $143,210

Retirement of treasury shares      (1,020,352)   (51)     (9,141)
Shares issued pursuant to
 stock grants, net of cancellation     18,500      1         201
Shares issued pursuant to
 stock options                         60,403      3         386
Purchases of treasury stock
Amortization of unearned
 compensation
Amounts related to employee
 stock purchase plan                                         (14)
Income tax reduction relating
 to stock options                                             90
Net income for the year                                             9,910
Balance, July 31, 1992             13,146,758    657      14,516  153,120

Shares issued pursuant to stock
 grants, net of cancellations         188,750     10       2,669
Shares issued pursuant to stock
 options                              182,091      9       1,182
Purchases of treasury stock
Amortization of unearned
 compensation
Amounts related to employee
 stock purchase plan                                          (5)
Income tax reduction relating
 to stock options                                            445
Translation adjustments for
 the year
Net income for the year                                            12,445
Balance, July 31, 1993             13,517,599    676      18,807  165,565

Shares issued pursuant to stock
 grants, net of cancellations          48,750      2         696
Shares issued pursuant to
 stock options                         35,976      2         290
Purchases of treasury stock
Amortization of unearned
 compensation
Amounts related to employee
 stock purchase plan                                          19
Income tax reduction relating
 to stock options                                             99
Translation adjustments for
 the year

Net income for the year                                            14,657
Balance, July 31, 1994             13,602,325   $680     $19,911 $180,222

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity - Years Ended
 July 31, 1994, 1993 and 1992 (000 omitted, except share data)

                                   Cumulative        Treasury stock
                                   translation
                                   adjustments      Shares     Amount
Balance, July 31, 1991                            (1,020,352)  ($9,192)

Retirement of treasury shares                      1,020,352     9,192
Shares issued pursuant to
 stock grants, net of cancellation
Shares issued pursuant to
 stock options                                        15,981       165
Purchases of treasury stock                       (1,103,300)  (12,279)
Amortization of unearned
 compensation
Amounts related to employee
 stock purchase plan                                   8,568        94
Income tax reduction relating
 to stock options
Net income for the year
Balance, July 31, 1992                            (1,078,751)  (12,020)

Shares issued pursuant to stock
 grants, net of cancellations                         (9,375)
Shares issued pursuant to stock
 options                                              43,721       475
Purchases of treasury stock                         (121,200)   (1,363)
Amortization of unearned
 compensation
Amounts related to employee
 stock purchase plan                                   7,844        86
Income tax reduction relating
 to stock options
Translation adjustments for
 the year                                 (614)
Net income for the year
Balance, July 31, 1993                    (614)   (1,157,761)  (12,822)

Shares issued pursuant to stock
 grants, net of cancellations                        (10,000)
Shares issued pursuant to
 stock options                                         5,000        54
Purchases of treasury stock                          (97,800)   (1,543)
Amortization of unearned
 compensation
Amounts related to employee
 stock purchase plan                                   7,293        78
Income tax reduction relating
 to stock options
Translation adjustments for              1,172
 the year

Net income for the year
Balance, July 31, 1994                   $ 558    (1,253,268) ($14,233)

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity - Years Ended
 July 31, 1994, 1993 and 1992 (000 omitted, except share data)

                                                          Total
                                          Unearned     stockholders'
                                        compensation      equity
Balance, July 31, 1991                         ($400)      $157,316

Retirement of treasury shares
Shares issued pursuant to
 stock grants, net of cancellations             (202)
Shares issued pursuant to
 stock options                                                  554
Purchases of treasury stock                                 (12,279)
Amortization of unearned
 compensation                                    188            188
Amounts related to employee
 stock purchase plan                                             80
Income tax reduction relating
 to stock options                                                90
Net income for the year                                       9,910
Balance, July 31, 1992                          (414)       155,859

Shares issued pursuant to stock
 grants, net of cancellations                 (2,679)
Shares issued pursuant to stock
 options                                                      1,666
Purchases of treasury stock                                  (1,363)
Amortization of unearned
 compensation                                    388            388
Amounts related to employee
 stock purchase plan                                             81
Income tax reduction relating
 to stock options                                               445
Translation adjustments for
 the year                                                      (614)
Net income for the year                                      12,445
Balance, July 31, 1993                        (2,705)       168,907

Shares issued pursuant to stock
 grants, net of cancellations                   (698)
Shares issued pursuant to
 stock options                                                  346
Purchases of treasury stock                                  (1,543)
Amortization of unearned
 compensation                                    656            656
Amounts related to employee
 stock purchase plan                                             97
Income tax reduction relating
 to stock options                                                99
Translation adjustments for
 the year                                                     1,172

Net income for the year                                      14,657
Balance, July 31, 1994                       ($2,747)      $184,391

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Cash Flows (000 omitted)

                                                 Years Ended July 31,

                                               1994      1993      1992
Cash flows from operating activities:
  Net income                                  $14,657   $12,445   $ 9,910
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Deferred income taxes                        920       (53)      811
     Depreciation                               6,598     7,725     8,531
     Amortization of capitalized software       1,602     1,218     1,022
     Amortization of excess of cost over
      net acquired assets                         387       361       221
     Amortization of excess of acquired
      net assets over cost                       (577)     (266)
     Amortization of other assets (deferred
      charges)                                      3        48       688
     Minority interest in net income of
      consolidated subsidiaries                 1,915       562       959
     Provision for losses on accounts
      receivable                                 (179)      120       301
     Gain on sale of building                                      (1,864)
     Loss (gain) on sale of equipment             (30)      140        (2)
     Excess of equity in losses (income) of
      unconsolidated affiliates over
      dividend received                        (1,105)      200     (1991)
     Compensation from stock grants               656       388       188
     Changes in operating assets & liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable           (3,543)    6,733     1,048
       Inventories                             (1,229)    1,876     1,532
       Prepaid expenses and other current
        assets                                     75       886        43
       Other assets                                74      (138)     (278)
      Increase (decrease) in liabilities:
       Accounts payable, trade                   (928)     (232)   (1,594)
       Accrued expenses and other current
        liabilities                               801    (5,723)      780
       Accrued income taxes                      (762)    1,205      (974)

  Total adjustments                             4,678    15,050     9,421

  Net cash provided by operating activities    19,335    27,495    19,331

Cash flows from investing activities:
  Investments in and advances to affiliated
   companies                                   (1,583)   (2,239)
  Additions to property, plant and equipment   (7,326)   (4,425)   (4,547)
  Capitalized software                         (3,305)   (2,127)   (1,715)
  Proceeds on sale of building                                      3,638
  Proceeds from sale of property, plant and
   equipment                                      114        64        47
  Proceeds on maturities (purchases) of
   marketable securities, net                  (3,485)   (6,725)   (1,555)
  Acquisition of businesses, net of cash
   acquired                                               3,239   (18,413)
  Net cash used by investing activities       (15,585)  (12,213)  (22,545)
Cash flows from financing activities:
  Increase in debt                                                  6,000

Analogic Corporation and Subsidiaries
Consolidated Statements of Cash Flows (000 omitted)

                                                 Years Ended July 31,

                                               1994      1993      1992

  Payments on debt and capital lease
   obligations                                 (  631)   (6,946)   (2,200)
  Purchase of common stock for treasury        (1,543)   (1,363)  (12,279)
  Purchase of common stock of majority
   owned subsidiary                              (201)     (513)     (332)
  Issuance of common stock pursuant to stock
   options and employee stock purchase plan       542     2,191       724

  Net cash used by financing activities        (1,833)   (6,631)   (8,087)

  Effect of exchange rate changes on cash       1,172

  Net increase (decrease) in cash and cash
   equivalents                                  3,089     8,651   (11,301)

Cash and cash equivalents, beginning of year   20,482    11,831    23,132

Cash and cash equivalents, end of year        $23,571   $20,482   $11,831

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of business operations and significant accounting policies:

     Business operations:

     The Company's operations consist of the design, manufacture and sale of high-technology, high-precision analog/digital signal processing instruments and systems.

     Product, service, engineering and licensing export revenue, primarily from customers in Europe and Asia, amounted to approximately $60,800,000 or 34%, 66,900,000 or 41%, and $65,900,000 or 48% of total product, service, engineering and licensing revenue for the years ended July 31, 1994, 1993 and 1992, respectively.

     Significant accounting policies are as follows:

     (a)  Principles of consolidation:

          The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated.

     (b)  Inventories:

          Inventories are stated at the lower of cost or market.
          Cost is determined on a first-in, first-out basis.

     (c)  Property, plant and equipment:

          For financial reporting purposes, depreciation and amortization are provided utilizing the straight-line method over the estimated useful lives of the assets or lease terms, whichever is shorter, and are computed principally utilizing accelerated methods for income tax purposes. Property under capital leases is amortized over the lease terms.

     (d)  Revenue recognition:

          Revenues are recognized when a product is shipped or a service is performed.

      (e) software costs:

          The Company capitalizes certain computer software costs which are amortized utilizing the straight-line method over the economic lives of the related products not to exceed three years. Accumulated amortization approximated $5,321,000 and $3,719,000 at July 31, 1994 and 1993, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of business operations and significant accounting policies:
     (continued)

     Business operations: (continued)

     (f)  Warranty costs:

          The Company provides for estimated warranty costs as products are shipped.

     (g)  Income taxes:

          The Company does not provide U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

     (h)  Earnings per share:

          Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are the same. The number of common and common equivalent shares utilized in the per share computations were 12,433,821, 12,301,007 and 12,715,043 in fiscal 1994, 1993 and 1992, respectively.

     (i)  Cash and cash equivalents:

          The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents. Cash equivalents amounted to approximately $21,135,000 and $15,978,000 at July 31, 1994 and 1993, respectively.

     (j)  Concentration of credit risk:

          The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution.

     (k)  Newly issued accounting standards:

          In May, 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS. No. 115"), was issued. The Company will adopt SFAS No. 115 in the first quarter of fiscal 1995.

          The Company's marketable securities are expected to be categorized as available - for - sale securities, as defined by SFAS No. 115, and will be reflected on the balance sheet at fair value. Unrealized holding gains and losses will be reflected as a net amount in a separate component of stockholders' equity until realized. The impact on the Company's financial position and results of operations is not expected to be material.

     (l)  Basis of presentation:

          Certain financial statement items have been reclassified to conform to the current year's format.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Business combinations:

     The Company's subsidiary, Camtronics, has entered into an agreement with the three founding stockholders ("Founders") who are also active employees of Camtronics. The agreement requires Camtronics to purchase up to 5% of the shares of common stock originally issued to the Founders at their option during each fiscal year from 1992 through 1995 pursuant to a predetermined formula. Commencing in 1996, the percentage of originally issued shares which a Founder may require Camtronics to purchase shall be negotiated and agreed upon by the Company. Absent an agreement for a higher amount, the percentage shall be no less than 5% per year. Furthermore, if a Founder does not exercise his right to cause Camtronics to purchase his outstanding shares, such rights shall not lapse, but shall be cumulative and may be exercised thereafter. The Company's ownership of Camtronics increased from approximately 65% in fiscal 1992 to approximately 68% in fiscal 1994 as a result of the Founders exercising their conversion rights to sell 5% of their shares for the amount of $202,000, $513,000, and $332,000 during fiscal 1994,
     1993, and 1992, respectively. The carrying value of the Company's total investment, as adjusted, in Camtronics exceeded its portion of underlying equity in net assets by approximately $1,940,000. This excess is being amortized over a 10 year period. Accumulated amortization amounted to $678,000 and $470,000 as of July 31, 1994 and 1993, respectively.

     On August 8, 1991, a wholly-owned subsidiary of the Company purchased for the sum of $16,000,000 from a wholly-owned subsidiary of the Federal Deposit Insurance Corporation, the entire interest in a Marriott Hotel complex. The purchase price consisted of $10,000,000 in cash and a $6,000,000 promissory note. Under the terms of the note, annual principal payments of $2,000,000 commencing August 8, 1992 were due until August 8, 1994. Interest was at prime with an interest free period from August 8, 1991 through August 7, 1992. The discounted present value of the $6,000,000 promissory note was approximately $5,500,000. On August 7, 1992, the Company paid the note in full. This transaction was accounted for as a purchase and the results of the hotel's operations from August 8, 1991 are included in the consolidated financial statements.

     On April 1, 1992, the Company acquired all of the common stock of SKY Computers, Inc. (SKY) for $3,161,000 in cash. SKY is a leading supplier of board-level and desktop supercomputer application accelerators. The acquisition was accounted for as a purchase and SKY's results from operations from April 1, 1992 have been included in the Company's consolidated financial statements.

     The carrying value of the Company's investment in SKY exceeded its equity in net assets by approximately $895,000. This excess is being amortized over a 5 year period. Accumulated amortization was $418,000 and $239,000 as of July 31, 1994 and 1993, respectively.

     On the assumption that SKY and the entire interest in the Marriott Hotel complex were acquired as of August 1, 1990, unaudited pro forma consolidated revenues would have been approximately $156,000,000; net income would have been approximately $10,000,000 and earnings per share would have been $.80 for the year ended July 31, 1992. In management's opinion, the pro forma financial information is not indicative of results of operations or future results of operations of the combined companies under the ownership and operation of Analogic Corporation.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Business combinations: (continued)

     During fiscal 1993, the Company invested $500,000 for a 51% interest in a newly formed sales and marketing organization which was formed to promote and sell an affiliated company's products in the United States and certain other countries. In September, 1993, the Company invested an additional $125,000 resulting in no change in the Company's equity interest. The Company ceased operations of this sales and marketing organization during the third quarter of fiscal 1994. No significant financial impact is anticipated on the Company's future financial results.

     As of January 1, 1993, the Company acquired an interest of approximately 57% in a newly-formed company, B&K Medical A/S (B&K), for $3,607,000 in cash and a subordinated interest free short-term loan of $3,500,000 which was converted into equity on July 31, 1993. The Company's ownership interest was adjusted upward to 59% in fiscal 1994 in accordance with the shareholders' agreement. B&K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B&K's results from operations have been included in the Company's consolidated financial statements beginning January 1, 1993. The Company's equity in net assets of B&K exceeded the purchase price by approximately $2,662,000. This excess of acquired net assets over cost is being amortized over a 5 year period beginning in January, 1993. Accumulated amortization amounted to $843,000 and $266,000 as of July 31, 1994 and 1993,
     respectively.

     Unaudited pro forma financial information is based on the assumption that B&K was acquired as of August 1, 1992. On a pro forma basis, for the twelve months ended July 31, 1993, consolidated revenues would have been approximately $192,869,000; net income would have been approximately $12,649,000 and earnings per share would have been approximately $1.03. Pro forma financial information for fiscal 1992 does not exist due to the fact that B&K was a newly-formed company as of August 1, 1992. In management's opinion, the pro forma financial information is not indicative of results of operations or future results of operations of the combined companies under the ownership and operation of Analogic Corporation.

3.   Inventories:

     The components of inventory are as follows:
                                                   July 31
                                           1994                1993
     Raw materials                      $16,711,000         $15,555,000
     Work-in-process                     14,982,000          15,643,000
     Finished goods                       9,476,000           8,742,000
                                        $41,169,000         $39,940,000

                   ANALOGIC CORPORATION AND SUBSIDIARIES

4.   Investments in and advances to affiliated companies:

     The Company owns 50% of Analogic Scientific, Inc., a joint venture corporation with Kejian Corporation of The People's Republic of China. The Company's original investment of $1,500,000 has been accounted for using the equity method of accounting. The Company's share of Analogic Scientific's income amounted to $2,000,000, $2,000,000 and $3,423,000 in fiscal years 1994, 1993 and 1992, respectively. Dividends received from Analogic Scientific, Inc. amounted to $300,000, $500,000 and $1,423,000 in fiscal 1994, 1993 and 1992, respectively. The carrying value of this investment was $5,700,000 and $4,000,000 at July 31, 1994 and 1993,
     respectively. Transactions with Analogic Scientific, Inc. for fiscal years 1994, 1993 and 1992 consisted of revenues of approximately $2,990,000, $2,542,000 and $5,188,000, respectively. At July 31, 1994 and 1993, accounts receivable from this affiliate were $1,660,000 and $841,000, respectively.

     On August 14, 1992, Analogic invested $1,052,000 for a 34% interest in a privately-held company located in Canada. This company is in the business of designing, manufacturing and distributing medical electronic equipment. Subsequent to August 14, 1992, the Company invested an additional $1,187,000 increasing its equity interest to 41.5% as of July 31, 1993. During the first quarter of fiscal 1994, the Company invested an additional $760,000 increasing its equity interest to 44%. In connection with this investment, a charge of $595,000 and $1,700,000 resulting from the Company's share of losses has been recorded in fiscal 1994 and 1993 respectively.

     During January, 1994, the Company agreed to transfer its 44% interest in this privately-held company to Park Meditech, Inc. ("Park"), located in Toronto, Canada in exchange for 6,000,000 shares of Park common stock plus 1,000,000 common stock warrants. Each warrant is exercisable at the price of $5.00 (Canadian) into one share of Park common stock, and may be exercised through April 1996. Park shares are currently traded on the Montreal Exchange (PKM) as well as the NASDAQ Small Cap Exchange (PMDTF). At July 31, 1994, the closing NASDAQ bid price of Park common stock was $1.188 per share.

     During April, 1994, the Company purchased 300,000 units of Park for $824,000. Each unit consists of one common share of Park stock and one-half of a Share Warrant. Each Share Warrant is convertible to one common share of Park for a price of $4.00 (Canadian) on or before December 15, 1995.

     The Company owns approximately 26% of the outstanding shares of Park, and currently does not exercise any influence over the financial and operational policies of that company. Therefore, this investment is accounted for on the cost method.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Investments in and advances to affiliated companies:  (continued)

     During fiscal 1991, the Company invested $750,000 for a 25% interest in a limited partnership which owns a 70% interest in a company which designs, manufactures and distributes electronic instruments equipment. The investment in the limited partnership is accounted for using the cost method, as the Company is a limited partner, and accordingly, has no influence over the partnership.

5.   Mortgage and other notes payable:

     Mortgage and other notes payable consists of the following:

                                                           July 31
                                                      1994           1993

     3% mortgage note payable, due 2017, payable
     quarterly, collateralized by land, office
     and manufacturing facilities                 $ 5,877,000    $ 6,050,000

     Business Development Revenue Bonds,
     interest of approximately 7% payable
     quarterly, annual principal payments
     of $150,000 through September 1, 2005,
     collateralized by land, office and
     manufacturing facilities                       1,800,000      1,950,000

     11% unsecured term loan, principal and
     interest payments due December 31, 1994        1,605,000      1,476,000

     Term loan, at prime rate, (7.25% at July 31,
     1994), due April, 1996, payable in monthly
     installments, collateralized by computer
     equipment and software                            74,000        116,000

                                                    9,356,000      9,592,000

     Less current portion                           1,975,000        365,000

                                                  $ 7,381,000    $ 9,227,000

     Principal maturities in each of the next five fiscal years on the above notes are as follows: 1995, $1,975,000; 1996, $365,000; 1997, $339,000;
     1998, $344,000; 1999, $350,000.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

6.   Lease commitments and related party transactions:

     The Company leases three operating facilities from a partnership in which the Chairman and the former Vice Chairman are partners under leases that have been accounted for as capital leases. Certain leases contain contingent rentals based upon cost of living adjustments. Contingent rentals were not significant in 1994, 1993 and 1992.

     One of the Company's wholly-owned subsidiaries leases certain machinery and equipment under capital lease agreements which expire in 1995.

     Property under capital leases is included in property, plant and equipment, as follows:

                                                     July 31
                                           1994                  1993
     Land and buildings                 $ 6,251,000           $ 6,251,000
     Machinery and equipment                590,000               590,000
                                          6,841,000             6,841,000
     Less accumulated amortization        4,692,000             4,349,000
     Net capital lease assets           $ 2,149,000           $ 2,492,000

     Certain of the Company's subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases expire through 1998 and contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

     Rent expense approximated $814,000, $329,000 and $282,000 (net of sublease income of $1,199,000, $1,103,000 and $1,056,000) in fiscal
     1994, 1993 and 1992, respectively.

     The following is a schedule by year of future minimum lease payments at July 31, 1994:

                                                    Capital      Operating
               Fiscal Year                          Leases         Leases
                 1995                              $ 820,000     $1,005,000
                 1996                                812,000        826,000
                 1997                                812,000        566,000
                 1998                                812,000        468,000
                 1999                                812,000        172,000
                 Later years (through 2003)        2,202,000
                                                   6,270,000     $3,037,000

          Less amount representing
            interest, at 9.5% - 17.6%              2,301,000

               Present value of minimum lease
                 payments (includes current
                 portion of $357,000)             $3,969,000

                   ANALOGIC CORPORATION AND SUBSIDIARIES

6.   Lease commitments and related party transactions: (continued)

     Future minimum lease payments under capital leases have not been reduced for sublease rental income of approximately $1,199,000.

     Included in accounts and notes receivable are $200,000 of convertible debentures from UltraAnalog, Inc., a manufacturer of analog-to-digital and digital-to-analog converters. Bernard M. Gordon, the Company's President and Chairman, owns 72% of the outstanding common stock of UltraAnalog, Inc. which the Company, solely at its option, has the right to acquire at his cost.

7.   Stock option and stock bonus plans:

     At July 31, 1994, the Company had four key employee stock option plans; two of which have lapsed as to the granting of options. In addition, the Company has one key employee stock bonus plan, one non-employee director stock option plan and one employee stock purchase plan.

     Options granted under five stock option plans become exercisable in installments commencing no earlier than one year from the date of grant and no later than five years from the date of grant. Options issued under the plans are nonqualified options or incentive stock options and are issued at prices of not less than 100% of the fair market value at the date of grant. Tax benefits from early disposition of the stock by optionees under incentive stock options, and from exercise of nonqualified options are credited to capital in excess of par value.

     Under the Company's key employee stock bonus plan, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Participants under the stock bonus plan may not dispose or otherwise transfer stock granted for three years from date of grant. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Amortization of $655,000, $388,000 and $188,000 was recorded in fiscal 1994, 1993 and
     1992, respectively.

     Under the employee stock purchase plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding fair market value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 7,293 in 1994, 7,844 in 1993 and 8,568 in 1992.

     At July 31, 1994, 1,315,796 shares were reserved for grant under the above stock option, bonus and purchase plans.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

7.   Stock option and stock bonus plans:  (continued)

     The following table sets forth the stock option transactions for the years ended July 31, 1994, 1993 and 1992:

                       1994                  1993                  1992

               Option     Number     Option     Number    Option    Number
              price per     of      price per     of     price per    of
               share      shares      share      shares     share     shares

Options out-
standing,
beginning
of year  $7.125-$16.125 325,955 $7.125-$14.00  519,130 $7.125-$14.00 601,255

Options
granted  14.750-18.00   109,125  10.875-16.125  82,950 10.375-11.75   68,200

Options
exercised 7.125-14.00   (40,976)   7.125-14.00 (225,812) 7.125-9.125 (76,384)

Options
cancelled              (34,375)              ( 50,313)               (73,941)

Options out-
standing, end
of year    7.125-18.00  359,729   7.125-16.125  325,955  7.125-14.00  519,130

Options
exercisable,
end of
year       7.125-11.75  113,791   7.125-14.875  113,458  7.125-14.00  280,714

8.   Profit sharing retirement plan:

     The Company has a qualified Profit Sharing Retirement Plan for the benefit of eligible employees. The plan provides that the Company shall make contributions from current or accumulated earnings as determined by the Board of Directors. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. Profit sharing expense amounted to $660,000 in 1994, and $600,000 in 1993 and 1992, respectively.

     The Company has 401(K) plans under which employees can contribute up to 15% of their annual base income, not to exceed the maximum amount allowable under the Internal Revenue Code in any one calendar year.

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Interest:

     Total interest incurred amounted to $1,261,000, $1,089,000 and $1,560,000 in 1994, 1993 and 1992, respectively, of which $94,000 in 1994,
$70,000 in 1993 and $130,000 in 1992 was capitalized.

10.  Income taxes:

     The components of the provision for income taxes are as follows:

                                               July 31
                                 1994           1993           1992

     Current income taxes:
       Federal                $ 1,746,500    $ 4,491,000    $ 2,656,000
       State and foreign          371,000      1,111,000        460,000
                                2,117,500      5,602,000      3,116,000

     Deferred income taxes (benefit):
       Federal                    915,000   (     39,000)  (    593,000)
       State and foreign            5,000   (     14,000)  (     60,000)
                                  920,000   (     53,000)  (    653,000)
                              $ 3,037,500    $ 5,549,000    $ 2,463,000

     The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

                                               July 31
                                 1994           1993           1992

     Unrealized equity
      gain/loss               $  424,000    ($    78,000)  ($   300,000)
     Capitalized software        325,000          99,000        297,000
     Depreciation                370,000    (      6,000)  (    510,000)
     Bad debts                     6,000    (     12,000)  (     24,000)
     Inventory valuation     (    11,000 )  (     56,000)        31,000
     Other items, net        (   194,000 )                 (    147,000)
                              $  920,000    ($    53,000)  ($   653,000)

     Income (loss) before income taxes from domestic and foreign operations is as follows:

                                        Years ended July 31
                                 1994           1993           1992

     Domestic                 $17,356,000    $19,686,000    $11,996,000
     Foreign                    2,254,000   (  1,130,000)     1,336,000
                              $19,610,000    $18,556,000    $13,332,000

                   ANALOGIC CORPORATION AND SUBSIDIARIES

10.  Income taxes:  (continued)

     The components of the deferred tax assets and liabilities are as follows:

                                             Deferred Tax   Deferred Tax
     July 31, 1994                              Assets       Liabilities

     Depreciation                                           $ 2,308,000
     Bad debt allowance                      $   162,000
     Capitalized interest and other costs        289,000        440,000
     Inventory                                   403,000
     Warranty                                    518,000
     Benefit plans                               684,000
     Lease transactions                          737,000
     Unrealized equity gain/loss                 890,000      1,628,000
     Capitalized software                                     1,701,000
     Business credit carryforwards               483,000
     Alternative minimum tax credit
      carryforwards                            1,086,000
     Miscellaneous                               210,000
                                               5,462,000      6,077,000
     Valuation allowance                      (1,384,000)
                                             $ 4,078,000    $ 6,077,000

     July 31, 1993

     Depreciation                                           $ 1,938,000
     Bad debt allowance                      $   170,000
     Capitalized interest and other costs        316,000        462,000
     Inventory                                   404,000
     Warranty                                    599,000
     Benefit plans                               702,000
     Lease transactions                          748,000
     Unrealized equity gain/loss                 667,000        981,000
     Capitalized software                                     1,390,000
     Net operating loss and general
      business credit carryforwards            1,350,000
     Miscellaneous                               145,000
                                               5,101,000      4,771,000
     Valuation allowance                      (1,350,000)
                                             $ 3,751,000    $ 4,771,000


     Included in prepaid expenses and other current assets is $2,129,000 and $2,047,000 of current deferred tax assets at July 31, 1994 and 1993, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

10.  Income taxes:  (continued)

     A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

                                                    Years ended July 31
                                                  1994      1993      1992
     U.S. Federal statutory tax rate               35%       35%       34%

     Tax loss on dissolution of foreign
      subsidiary                                  ( 9 )
     Foreign sales corporation tax benefit        ( 2 )     ( 2 )     ( 2 )
     State income taxes, net of
      federal tax benefit                           1         1         2
     Tax exempt interest                          ( 6 )     ( 6 )     ( 9 )
     Net losses (profits) of
      subsidiaries and affiliates
      not taxed                                   ( 1 )       3       ( 6 )
     Alternative minimum tax                        3                   2
     Other items, net                             ( 5 )     ( 1 )     ( 2 )
     Effective tax rate                            16%       30%       19%

     The Internal Revenue Service has examined the Company's federal consolidated income tax returns through fiscal 1988.

     Two of the Company's subsidiaries have elected to be taxed as Foreign Sales Corporations (FSC).

     The Company has federal and state research and experimental tax credits carryforwards of approximately $483,000 expiring in various years through 2009.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

11.  Quarterly results of operations (unaudited):

     The following is a summary of unaudited quarterly results of operations for the years ended July 31, 1994 and 1993.

                       Total           Net         Earnings
                      revenues        income       per share

       1994
     quarters

     First          $ 46,105,000   $ 3,201,000      $ .26

     Second           49,587,000     3,762,000        .30

     Third            47,125,000     3,572,000        .29

     Fourth           50,928,000     4,122,000        .33
       Total        $193,745,000   $14,657,000      $1.18

       1993
     quarters

     First          $ 41,020,000   $ 2,770,000      $ .23

     Second           42,979,000     2,930,000        .24

     Third            46,837,000     3,231,000        .26

     Fourth           47,040,000     3,514,000        .28
       Total        $177,876,000   $12,445,000      $1.01


12.  Transactions with major customers:

     One export customer accounted for approximately $25,700,000 or 14%, $22,000,000 or 13% and $28,000,000 or 20% of total product, service, engineering and licensing revenue in 1994, 1993 and 1992, respectively. Of the total product, service, engineering and licensing revenue, one domestic customer accounted for approximately $23,700,000 or 13%, $23,000,000 or 14% and $18,800,000 or 14% in 1994, 1993 and 1992,
     respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

13.  Supplemental disclosure of cash flow information:

     During fiscal years 1994, 1993 and 1992, interest paid, net of amounts capitalized, amounted to $945,000, $1,022,000 and $1,458,000, respectively.

     Income taxes paid during fiscal years 1994, 1993 and 1992 amounted to $3,763,000, $4,262,000 and $3,128,000, respectively.

14.  Fair value of financial instruments:

     The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The Company believes similar terms for mortgage and other notes payable would be attainable. The fair value of marketable securities are estimated based on quoted market prices for these securities. At July 31, 1994, estimated fair values of the Company's financial instruments are as follows:

                                              Carrying         Fair
                                               Amount          Value

     Cash and cash equivalents               $23,571,000    $23,571,000
     Marketable securities                    70,825,000     70,821,000
     Mortgage and other notes payable          9,356,000      9,356,000

     It was not practicable to estimate the fair value of an investment representing 25% of the outstanding stock of an untraded company; this investment is carried at its original cost.

15.  Foreign Operations

     Financial information relating to the Company's foreign and domestic operations for fiscal 1994 are as follows:

                                   Foreign       Domestic          Total
     Revenue                  $ 42,231,000   $151,514,000   $193,745,000
     Income from Operations      2,254,000     15,951,000     18,205,000
     Identifiable assets        32,917,000    206,703,000    239,620,000

                               ANALOGIC CORPORATION AND SUBSIDIARIES
                                 SCHEDULE I - MARKETABLE SECURITIES

                                            JULY 31, 1994

     Column A                         Column B      Column C      Column D      Column E

                                                                                 Amount at
                                                                                which each
                                                                               portfolio of
                                                                             equity security
                                                                 Market value   issues are
                                                                 of issues at   carried in
                                      Principal     Cost of      balance sheet  the balance
  Name of issuer                        amount        issues          date         sheet
Tax exempt municipal bonds            $70,825,000   $70,961,000   $70,821,000   $70,825,000


No individual investment exceeded two percent of total assets.

                                ANALOGIC CORPORATION AND SUBSIDIARIES
                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                            (000 omitted)

         Column A                    Column B      Column C      Column D      Column E      Column F

                                    Balance at                                  Other(1)    Balance at
                                    beginning                                 Increases      close of
     Description                    of period     Additions    Retirements   (Decreases)     period

Year ended July 31, 1994:
 Land and land improvements              $3,739         $513                                 $4,252
 Building                                35,095        1,434                                 36,529
 Property under capital leases            6,841                                               6,841
 Leasehold and capital lease
  improvements                            1,914          244                                  2,158
 Manufacturing equipment                 53,909        3,387        (1,392)                  55,904
 Furniture and fixtures                  16,340        1,336          (238)                  17,438
 Motor vehicles                             651          412          (166)                     897
                                       $118,489        $7,326      ($1,796)                $124,019

Year ended July 31, 1993:
 Land and land improvements              $3,639          $100                                $3,739
 Building                                34,690           405                                35,095
Property under capital leases             6,841                                               6,841
 Leasehold and capital lease
  improvements                            2,232            40        ($358)                   1,914
 Manufacturing equipment                 51,912         2,992         (995)                  53,909
 Furniture and fixtures                  16,383           759         (802)                  16,340
 Motor vehicles                             660           129         (138)                     651
                                       $116,357        $4,425      ($2,293)                $118,489
Year ended July 31, 1992:
 Land and land improvements              $4,077                      ($438)                  $3,639
 Building                                22,654          $450       (1,610)    $13,196       34,690
 Property under capital leases            6,251                                    590        6,841
 Leasehold and capital lease
  improvements                            2,076           123                       33        2,232
 Manufacturing equipment                 46,134         2,995         (474)      3,257       51,912
 Furniture and fixtures                  13,462           875         (170)      2,216       16,383
 Motor vehicles                             707           104         (151)                     660
                                        $95,361        $4,547      ($2,843)    $19,292     $116,357

                               ANALOGIC CORPORATION AND SUBSIDIARIES
                       SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                                  OF PROPERTY, PLANT AND EQUIPMENT
                                            (000 omitted)

          Column A                 Column B       Column C       Column D      Column E      Column F
                                   Balance        Charged to                    Other(1)    Balance at
                                  beginning       profit and                   Increases     close of
     Description                  of period    loss of income  Retirements    (Decreases)      period
Year ended July 31, 1994:
 Building                               5,424          $1,055                                  $6,479
 Property under capital leases          4,349             343                                   4,692
 Leasehold and capital lease
  improvements                          1,747              72                                   1,819
 Manufacturing equipment               46,297           3,756       (1,366)                    48,687
 Furniture and fixtures                12,982           1,227         (202)                    14,007
 Motor vehicles                           403             145         (144)                       404
                                      $71,202          $6,598      ($1,712)                   $76,088
Year ended July 31, 1993:
 Building                              $4,416          $1,008
 Property under capital leases          3,988             361
 Leasehold and capital lease
  improvements                          2,037              68        ($358)                     1,747
 Manufacturing equipment               42,731           4,433         (867)                    46,297
 Furniture and fixtures                11,926           1,762         (706)                    12,982
 Motor vehicles                           468              93         (158)                       403
                                      $65,566          $7,725      ($2,089)                   $71,202
Year ended July 31, 1992:
 Building                              $3,664          $1,026        ($274)                    $4,416
 Property under capital leases          3,260             314                       $414        3,988
 Leasehold and capital lease
  improvements                          1,736             278                         23        2,037
 Manufacturing equipment               35,543           4,769         (471)        2,890       42,731
 Furniture and fixtures                 9,825           2,044         (155)          212       11,926
 Motor vehicles                           492             100         (124)                       468
                                      $54,520          $8,531      ($1,024)       $3,539      $65,566

(1)  Accumulated depreciation acquired upon a business purchase.

(2) The annual provision for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

     Building                                     35 years
     Property under capital leases                14 to 23 years
     Manufacturing equipment                      4 to 7 years
     Furniture and fixtures                       4 to 8 years
     Leasehold and capital lease improvements     3 to 10 years
     Motor vehicles                               3 years

                                        ANALOGIC CORPORATION

                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

     Column A              Column B            Column C          Column D    Column E    Column F

                                        Additions         (1)
                                        charged to    Additions
                          Balance at    profit and     charged  Deductions               Balance
                           beginning     loss or       to other    from                   at end
                           of period     income        accounts  reserves    Recoveries  of period

Year ended July 31, 1994:
 Allowance for doubtful
  accounts                 $1,518,000      $65,000              ($244,000)               $1,339,000
 Deferred Tax Valuation
  Allowance                 1,350,000       34,000                                        1,384,000

Year ended July 31, 1993:
 Allowance for doubtful
  accounts                   $620,000     $181,000     $778,000  ($61,000)               $1,518,000
 Deferred Tax Valuation
  Allowance                 1,986,000     (636,000)                                       1,350,000

Year ended July 31, 1992:
 Allowance for doubtful
  accounts                   $466,000     $169,000               ($15,000)                 $620,000
 Deferred Tax Valuation
  Allowance                              1,986,000                                        1,986,000

(1)  Reserve addition from the purchase of a company

                                        ANALOGIC CORPORATION

                       SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


             Column A                              Column B

                                         Charged to costs and expenses

               Item                     1994         1993         1992

1.  Maintenance and repairs           $2,410,000   $2,812,000   $2,424,000

2.  Depreciation and amortization
    of property, plant and
    equipment and capital leases      $6,598,000   $7,725,000   $8,531,000

3.  Advertising costs                 $1,372,000   $2,397,000   $1,083,000

                               INDEX TO EXHIBITS

          TITLE                         INCORPORATED BY REFERENCE TO

3.1     Restated Articles of            Exhibit 3.1 to the Company's
        Organization, as Amended        Annual Report on Form 10-K for
        March 15, 1988                  the fiscal year ended July 31,
                                        1988

3.2     By-laws, as amended January     Exhibit 3.2 to the Company's
        27, 1988                        Annual Report on Form 10-K for
                                        the fiscal year ended July 31,
                                        1988

10.1    Lease dated March 5, 1976       Exhibit 6(e) to the Company's
        from Bernard M. Gordon to       Registration Statement on Form
        Analogic                        S-14 (File No. 2-61959)

10.2    Amendment of Lease dated        Exhibit to the Company's Report
        May 1, 1977 between Bernard     on Form 8-K dated May 1, 1977
        M. Gordon and Analogic

10.3    Lease dated January 16, 1976    Exhibit to the Company's Annual
        from Bernard M. Gordon on Data  Report on Form 10-K for the fiscal
        Precision Corporation and       year ended July 31, 1977
        related Assignment of Lease
        dated October 31, 1979 from
        Data Precision Corporation
        to Analogic

10.4(a) Lease dated October 31, 1977    Exhibit 6(d) to the Company's
        from Audubon  Realty, Ltd.      Registration Statement on Form
        to Data Precision Corporation   S-14 (File No. 2-61959)
        and related letter agreement
        dated January 18, 1978

    (b) Amendment of Lease dated        Exhibit I to the Company's Annual
        June 19, 1979 between Audubon   Report on Form 10-K for the fiscal
        Realty, Ltd. and Analogic       year ended July 31, 1982

    (c) Third Amendment of Lease        Exhibit to the Company's Annual
        dated August 2, 1982            Report on Form 10-K for the fiscal
                                        year ended July 31, 1982

    (d) Fourth Amendment of Lease       Exhibit 19.1 to Quarterly Report on
        dated December 31, 1982         Form 10-Q for the three months
                                        ended January 31, 1983

10.5(a) Lease dated March 16, 1981      Exhibit II to the Company's
        from Audubon Realty Ltd. to     Quarterly Report on Form 10-Q
        Analogic                        for the three months ended
                                        April 30, 1981

    (b) Amendment of Lease dated        Exhibit to the Company's Annual
        October 31, 1984                Report on form 10-K for the fiscal
                                        year ended July 31, 1985

10.6    Land Disposition Agreement      Exhibit to the Company's Annual
        by and between City of          Report on Form 10-K for the fiscal
        Peabody Community Development   year ended July 31, 1981
        Authority and Analogic
        Corporation

10.7    Loan Agreement among the City   Exhibit to the Company's Annual
        of Peabody, its Community       Report on Form 10-K for the fiscal
        Development Authority, and      year ended July 31, 1981
        Analogic Corporation

10.8    Amendments to Urban Development Exhibit 10.13 to the Company's
        Action Grant Agreement dated    Annual Report on Form 10-K for the
        August 28, 1986 and September   fiscal year ended July 31, 1986
        30, 1986

10.9    Promissory Note of Analogic     Exhibit to the Company's Annual
        payable to Peabody Community    Report on Form 10-K for the fiscal
        Development Authority           year ended July 31, 1981

10.10(a)Stockholder Agreement as of     Exhibits to the Company's Report on
        July 9, 1986 by and among       Form 8-K dated July 31, 1986
        Siemens AG, SCC, and Analogic
        including the following
        exhibits thereto

    (b) Development Agreement dated as
        of July 28, 1986 between                        "
        Siemens AG and Medical
        Electronics Laboratories, Inc.

    (c) Manufacturing Agreement dated
        as of July 28, 1986 between                     "
        Analogic and Medical
        Electronics Laboratories, Inc.

    (d) License Agreement dated as of
        July 28, 1986 between Analogic                  "
        and Medical Electronics
        Laboratories, Inc.

    (e) License Agreement I dated as    Exhibits to the Company's Report
        of July 28, 1986 between        on Form 8-K dated July 31, 1986
        Siemens AG and Medical
        Electronics Laboratories, Inc.

    (f) License Agreement II dated as
        of July 28, 1986 between                       "
        Siemens AG and Medical
        Electronics Laboratories, Inc.

    (g) Sublease dated as of July 28,
        1986 between Analogic as
        sublessor and Medical                          "
        Electronics Laboratories, Inc.
        as sublessee

10.11   Stock Purchase Agreement as     Exhibit 10.11 to the Company's
        of March 11, 1988 by and        Annual Report on Form 10-K for
        among Siemens AG, SCC, SMS,     fiscal year ended July 31, 1988
        MEL, and Analogic

10.12(a)Anamass Partnership Agree-      Exhibit 10.12(a) to the Company's
        ment dated as of July 5,        Annual Report on Form 10-K for
        1988 between Ana/dventure       fiscal year ended July 31, 1988
        Corporation and Massapea,
        Inc.

    (b) Ground Lease Agreement dated    Exhibit 10.12(b) to the Company's
        July 5, 1988 between Analogic   Annual Report on Form 10-K for
        and Anamass Partnership         fiscal year ended July 31, 1988

    (c) Equity Infusion Agreement       Exhibit 10.12(c) to the Quarterly
                                        Report on Form 10-Q for the three
                                        months ended January 31, 1991

    (d) Resolution Agreement dated      Exhibit 10.12(d) to the Company's
        July 31, 1991 and ratified      Annual Report on Form 10-K for the
        on August 8, 1991               fiscal year ended July 31, 1991

10.13   Key Employee Stock Option       Exhibit 10.7 to the Company's
        Plan dated April 21, 1978       Annual Report on Form 10-K for the
        as amended and restated         fiscal year ended July 31, 1987
        December 4, 1981 and further
        amended on October 9, 1984
        and January 28, 1987

10.14   Key Employee Stock Option       Exhibit 10.8 to the Company's
        Plan dated August 8, 1980       Annual Report on Form 10-K for the
        as amended and restated         fiscal year ended July 31, 1987
        December 4, 1981 and further
        amended on October 9, 1984
        and January 28, 1987

10.15(a)Analogic Corporation Profit     Exhibit 6(c) to the Company's
        Sharing Plan dated July 26,     Registration Statement on Form
        1977                            S-14 (File No. 2-61959)

    (b) Amendments 2,3,4 and 5 to       Exhibit 10.10(b) to the Company's
        said Profit Sharing Plan        Annual Report on Form 10-K for the
                                        fiscal year ended July 31, 1980

    (c) Restated Analogic Corporation   Exhibit 10.9(c) to the Company's
        Profit Sharing Plan dated       Annual Report on Form 10-K for the
        July 31, 1985 and Amendment     fiscal year ended July 31, 1985
        No. 1 thereto dated August 20,
        1985

10.16   Key Employee Stock Bonus Plan   Exhibit A to definitive proxy
        dated March 14, 1983 as         statement for the Company's
        amended on January 27, 1988     Special Meeting in lieu of
                                        Annual Meeting of Stockholders
                                        held January 25, 1984

10.17   Key Employee Incentive Stock    Exhibit 10.15 to the Company's
        Option Plan dated March 14,     Annual Report on Form 10-K for
        1983, as amended and            the fiscal year ended July 31,
        restated on January 28, 1987    1987

10.18   1985 Non-Qualified Stock        Exhibit 10.19 to the Company's
        Option Plan dated May 13,       Annual Report on Form 10-K for the
        1985                            fiscal year ended July 31, 1985

10.19   Employee Qualified Stock        Exhibit G to Company's definitive
        Purchase Plan dated             proxy statement dated December 9,
        January 22, 1986                1985 for the Company's Special
                                        Meeting in lieu of Annual Meeting
                                        of Stockholders held January 22,
                                        1986

10.20   Proposed 1988 Non-Qualified     Exhibit 10.20 to the Company's
        Stock Option Plan for Non-      Annual Report on Form 10-K for the
        Employee Directors              fiscal year ended July 31, 1988

10.21   Form of Indemnification         Exhibit 10.19 to the Company's
        Contract                        Annual Report on Form 10-K for
                                        the fiscal year ended July 31, 1987

10.22   Agreement and Plan Merger       Exhibit 10.22 to the Company's
        Between SKY COMPUTERS, Inc.     Annual Report on Form 10-K for the
        and Analogic Corporation        fiscal year ended July 31, 1992


10.23(a)Agreement between B&K Medical   Exhibits to the Company's Report
        Holding A/S and Analogic        on Form 8-K dated December 18, 1992
        Corporation dated October 20,
        1992

    (b) Addendum dated December 11,
        1992 to Agreement between B&K                   "
        Medical Holding A/S and
        Analogic Corporation dated
        October 20, 1992

    (c) Shareholders Agreement between
        B&K Medical Holding A/S and                     "
        Analogic Corporation dated
        December 11, 1992

10.24   Key Employee Incentive Stock    Exhibit A to the Company's
        Option Plan dated June 11,      definitive Proxy Statement
        1993                            dated December 1, 1993 for
                                        the Company's Annual Meeting
                                        of Stockholders held January 21,
                                        1994


21.          List of Subsidiaries                         *

23.          Consent of Coopers & Lybrand, L.L.P.         *

27.          Financial Data Schedule                      *



___________________________________

* Filed as an Exhibit to this Annual Report on Form 10K for the year ended July 31, 1994.

EXHIBITS


                        TITLE


21.          List of Subsidiaries

23.          Consent of Coopers & Lybrand, L.L.P.

27.          Financial Data Schedule

                             EXHIBIT 21



                                                    JURISDICTION OF
                                                         NAME

                                                     INCORPORATION


Analogic Limited                                      Massachusetts

Analogic Foreign Sales Corporation                    Virgin Islands

Analogic Securities Corporation                       Massachusetts

Anadventure II Corporation                            Massachusetts

Anadventure Delaware Corporation                      Delaware

Ana/dventure Corporation                              Massachusetts

B&K Medical A/S                                       Denmark

Camtronics Foreign Sales Corporation                  Virgin Islands

Camtronics, Ltd.                                      Wisconsin

SKY COMPUTERS, Incorporated                           Massachusetts

SKY Limited                                           England




                             CONSENT  OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Form S-3 Registration
Statements and related Prospectuses pertaining to shares of Common Stock issued to certain individuals pursuant to the 1983 Key Employee Stock Bonus
Plan (Registration No. 2-96488) and the resale of certain shares of Common
Stock (Registration No. 33-1089 and 33-1463) and in the Form S-8 Registration
Statements and related Prospectuses pertaining to the 1978 Key Employee Stock
Opton Plan and the 1980 Key Employee Stock Option Plan (Registration No.
2-70459), the 1983 Key Employee Stock Bonus Plan, the 1983 Key Employee
Incentive Stock Option Plan (Registration No. 2-95091) and the 1993 Key
Employee Incentive Stock Option Plan (Registration No. 33-53381), the Employee
Stock Purchase Plan (Registration No. 33-5913), the 1985 Non-Qualified Stock
Option Plan (Registration No. 33-6835), and the 1988 Non-Qualified Stock
Option Plan for Non-Employee Directors (Registration No. 33-27372) of our report dated September 8, 1994, with respect to the Consolidated Financial
Statements of Analogic Corporation and subsidiaries included in this Annual
Report on Form 10-K for the periods ended July 31, 1994, 1993 and 1992.





COOPERS & LYBRAND L.L.P.




Boston, Massachusetts
October 12, 1994

