Form 10-Q
period 1994-10-31
ANALOGIC CORP
filed 1994-12-08
CIK 6284

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          October 31, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at October 31, 1994 was 12,352,712

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     October 31, 1994 and July 31, 1994                            3

     Consolidated Condensed Statements of Income
     Three Months Ended October 31, 1994 and 1993                  4

     Consolidated Condensed Statements of Cash Flows
     Three Months Ended October 31, 1994 and 1993                  5

     Notes to Consolidated Condensed Financial Statements          6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         7 - 8



Part II Other Information                                        9 - 10

     Index to Exhibits                                             11

     Exhibit 11 - Calculation of Earnings per Share                12

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)
                                                 October 31,     July 31,*
                                                    1994           1994
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 20,352       $ 23,571
   Marketable securities, at market                 75,818         70,825
   Accounts and notes receivable, net               36,534         35,639
   Inventories                                      44,902         41,169
   Prepaid expenses and other current assets         5,526          5,536
      Total current assets                         183,132        176,740

 Property, plant and equipment, net                 48,442         47,931
 Investments in and advances to affiliated companies 6,450          7,977
 Excess of cost over acquired net assets,
   net of accumulated amortization                   1,250          1,347

 Other assets, including unamortized software
   costs ($5,460 and $5,244)                         5,836          5,625
                                                  $245,110       $239,620
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $  2,069       $  1,975
   Obligations under capital leases                    360            357
   Accounts payable, trade                           9,477          7,568
   Accrued employee compensation and benefits        6,992          8,639
   Accrued expenses                                  6,779          6,298
   Accrued income taxes                              2,124          1,332
      Total current liabilities                     27,801         26,169

 Long-term debt:
   Mortgage and other notes payable                  7,175          7,381
   Obligations under capital leases                  3,518          3,612

 Deferred income taxes                               4,117          4,128
 Minority interest in subsidiaries                  11,963         12,120
 Excess of acquired net assets over cost, net
   of accumulated amortization                       1,686          1,819

 Stockholders' equity:
   Common stock, $.05 par                              681            680
   Capital in excess of par value                   20,057         19,911
   Retained earnings                               183,696        180,222
   Unrealized holding gains and losses                  11
   Cumulative translation adjustments                1,444            558
   Treasury stock, at cost                         (14,346)       (14,233)
   Unearned compensation                            (2,693)        (2,747)
                                                   188,850        184,391
                                                  $245,110       $239,620

* See note 2 of notes to consolidated condensed financial statements for further information.
The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                                  Three Months Ended
                                                       October 31,
Revenues:                                            1994      1993
  Product and service, net                         $45,015   $41,288
  Engineering and licensing                          1,688       869
  Other operating revenue                            3,006     2,764
  Interest and dividend income                       1,222     1,184
     Total revenues                                 50,931    46,105

Costs and expenses:
  Cost of sales:
     Product and service                            25,140    21,037
     Engineering and licensing                         598       861
     Other operating expenses                        1,447     1,467
  General and administrative                         4,493     3,991
  Selling                                            7,308     7,050
  Research and product development                   7,569     6,585
  Interest expense                                     240       301
  Amortization of excess of acquired
   net assets over cost                               (133)     (114)
  Amortization of excess of cost
   over acquired net assets                             97        97
     Total cost of sales and expenses               46,759    41,275

Income from operations                               4,172     4,830

Equity in net income of
  unconsolidated affiliates                                       65

Income before income taxes                           4,172     4,895

Provision for income taxes                             855     1,575

Minority interest in net income (loss)
  of consolidated subsidiaries                        (157)      119
Net income                                         $ 3,474   $ 3,201

Average common and common
  equivalent shares outstanding                     12,441    12,456

Earnings per common and common
  equivalent share                                   $0.28     $0.26
Dividends per share                                   NONE      NONE

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)
                                                      Three Months Ended
                                                           October 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                    1994      1993
  Net income                                           $ 3,474   $ 3,201
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                       1,612     1,708
     Amortization of capitalized software                  581       401
     Amortization of excess of cost over
      acquired net assets                                   97        97
     Amortization of excess of acquired net
      assets over cost                                    (133)     (114)
     Minority interest in net income of
      consolidated subsidiaries                           (157)      119
     Compensation from stock grants                        177       185
     Gain on sale of building
     Gain sale of equipment                                 (8)
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                      (895)      269
       Inventories                                      (3,733)   (2,432)
       Prepaid expenses and other current assets           (90)     (368)
       Other assets                                          6
      Increase (decrease) in liabilities:
       Accounts payable, trade                           1,909      (308)
       Accrued expenses and other current liabilities   (1,166)   (2,342)
       Accrued and deferred income taxes                   881     1,263
  TOTAL ADJUSTMENTS                                       (919)   (1,522)
  NET CASH PROVIDED BY OPERATING ACTIVITIES              2,555     1,679
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies               (825)
  Additions to property, plant and equipment            (2,123)   (2,952)
  Capitalized software                                    (798)     (350)
  Purchases of marketable securities                    (7,415)   (3,300)
  Maturities of marketable securities                    3,960     2,400
  Proceeds from sale of building
  Proceeds from sale of property, plant and equipment        8
  NET CASH USED BY INVESTING ACTIVITIES                 (6,368)   (5,027)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations          (202)     (302)
  Purchase of common stock for treasury                   (113)
  Purchase of common stock of majority owned subsidiary             (201)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                         23        98
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (292)     (405)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                  886
  NET DECREASE IN CASH AND CASH EQUIVALENTS             (3,219)   (3,753)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          23,571    20,482
CASH AND CASH EQUIVALENTS, END OF PERIOD               $20,352   $16,729

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of October 31, 1994 and July 31, 1994, the results of its operations for the three months ended October 31, 1994 and 1993 and statements of cash flows for the three months then ended. The results of the operations for the three months ended October 31, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1995.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

2. Financial statements, with the exception of the July 31, 1994 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 1994 contains data derived from audited financial statements.

3. The inventories as of October 31, 1994 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                        October 31,          July 31,
                                           1994                1994
          Raw materials                 $17,822,000         $16,711,000
          Work-in-process                16,643,000          14,982,000
          Finished goods                 10,437,000           9,476,000
                                        $44,902,000         $41,169,000

4. Interest paid, net of amount capitalized, amounted to $215,000 and $262,000 during the three months ended October 31, 1994 and 1993, respectively. Interest expense for the three months ended October 31, 1994 amounted to $240,000.

5. Income taxes paid during the three months ended October 31, 1994 and 1993 amounted to $61,000 and $480,000, respectively.

6. Effective August 1, 1994 the Company adopted the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS. No. 115").

     The Company's marketable securities have been categorized as available - for - sale securities, as defined by SFAS No. 115, and are reflected on the balance sheet at fair value. The net unrealized holding gains and losses are reflected in a separate component of stockholders' equity until realized. The aggregate fair value of the securities is $75,818,000 and the aggregate cost value is $75,807,000. Temporary gross unrealized holding gains amounted to approximately $1,983,000 and losses amounted to approximately $1,972,000 resulting in a net gain of $11,000.

     The majority of these securities mature or have put dates within a five year period. There were no gains or losses on sales of these securities during the quarter ended October 31, 1994.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet at October 31, 1994 reflects a current ratio of
6.6 to 1 compared to 6.8 to 1 at July 31, 1994. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 72% of current assets at October 31, 1994. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.30 to 1 at October 31, 1994 and July 31, 1994, respectively.

Capital expenditures totaled approximately $2,123,000 during the three months ended October 31, 1994.


RESULTS OF OPERATIONS
Three Months Fiscal 1995 (10/31/94) vs. Three Months Fiscal 1994 (10/31/93)

Product, service, engineering and licensing revenues for the three months ended October 31, 1994 were $46,703,000 as compared to $42,157,000 for the same period last year. The increase of $4,546,000 was principally due to an increase in sales of Medical Technology Products of $6,355,000 offset by decreased sales of Signal Processing Technology Products of $210,000 and Industrial Technology Products of $1,599,000. Other operating revenue of $3,006,000 and $2,764,000 represents revenue from the Hotel operation for the three months ending October 31, 1994 and 1993, respectively.

The percentage of total cost of sales to total net sales for the three months of fiscal 1995 and fiscal 1994 were 55% and 52%, respectively. The increase was primarily due to higher direct material costs. Operating costs associated with the Hotel during the three months of fiscal 1995 and 1994 were $1,447,000 and $1,467,000, respectively.

General and administrative and selling expenses increased $760,000 primarily due to an increase in payroll related costs and an increase in the level of sales activity. Research and product development expenses increased $984,000 primarily due to the addition of staff supporting new medical technology product development programs.

Computer software costs of $749,000 and $350,000 were capitalized in the three months of fiscal 1995 and 1994, respectively. Amortization of capitalized software amounted to $581,000 and $401,000 in the first three months of fiscal 1995 and 1994, respectively.

The Company's share of equity in losses of a privately-held company located in Canada includes a charge of $435,000 during the first quarter of fiscal 1994.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Three Months Fiscal 1995 (10/31/94) vs. Three Months Fiscal 1994 (10/31/93) (continued)


During the first quarter of fiscal 1994, the Company's investment in Analogic Scientific was increased by $500,000 reflecting the Company's share of Analogic Scientific's income.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the three months ended October 31, 1994 and 1993 amounted to $288,000 and $266,000, respectively.

Minority interest in the net loss of B&K for the three months ended October 31, 1994 and 1993 amounted to $445,000 and $32,000, respectively. Minority interest in the net loss of a domestic subsidiary for the three months ended October 31, 1993 was $115,000.

The effective tax rate for the three months of fiscal 1995 was 21% vs. 32% for the three months of fiscal 1994. The decrease was primarily due to the utilization of research and experimental tax credits and alternative minimum tax credits.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.
     Exhibit NO. 27 - Financial Data Schedule.

(b) During the quarter ended October 31, 1994, the Company did not file any reports on form 8-K.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date     December 5, 1994          /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       President




Date     December 5, 1994          /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       (Chief Accounting Officer)

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                             INDEX TO EXHIBITS


Exhibit No.                                                      Page No.


     11        Calculation of Earnings per Share                     12

                                                                 EXHIBIT 11

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                     CALCULATION OF EARNINGS PER SHARE

Net earnings per share are computed using the average number of shares actually outstanding plus the incremental shares computed on the assumption that certain lower priced stock options had been exercised with the proceeds utilized to purchase treasury stock.


                                                  Three Months Ended
                                                      October 31,
                                                    1994       1993

PRIMARY:
Net Income                                       $3,474,000 $3,201,000

Average shares outstanding                       12,349,234 12,366,916

Add:  Incremental shares to
      reflect dilutive stock
      options deemed common
      stock equivalents.
      (Computed by treasury
      stock method.)                                 92,172     88,631

Common and common equivalent
  shares outstanding                             12,441,406 12,455,547

Earnings per share                                     $.28       $.26

ASSUMING FULL DILUTION:
Net Income                                       $3,474,000 $3,201,000

Average shares outstanding                       12,349,234 12,366,916

Add:  Incremental shares due to
      the effect of common stock
      equivalents - this assumes
      that proceeds from shares
      sold under dilutive stock
      options (using quarter end
      market price to determine
      proceeds where such price
      was in excess of average
      quarterly prices) were
      used to purchase treasury
      stock.                                        103,955     99,496

Average common shares
  outstanding                                    12,453,189 12,466,412

Earnings per share                                     $.28       $.26

                             ANALOGIC CORPORATION
                              8 CENTENNIAL DRIVE
                         PEABODY, MASSACHUSETTS 01960



December 9, 1994


SEC Operations center
Attn: Filer Support
Mail Stop 0-7
6432 General Green Way
Alexandria,  VA 22312-2413

      RE:   Analogic Corporation (the "Company")
            File No. 0-6715

Dear Sirs:

      Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Analogic Corporation is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1994.

      This filing is being effected by direct transmission to the Commission's EDGAR system.



Very truly yours,

ANALOGIC CORPORATION



Michael N. Siraco
Corporate Controller

MNS/wbf