Form 10-Q
period 1995-01-31
ANALOGIC CORP
filed 1995-03-10
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          January 31, 1995


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at January 31, 1995 was 12,364,154

               ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     January 31, 1995 and July 31, 1994                            3

     Consolidated Condensed Statements of Income
     Three and Six Months Ended January 31, 1995 and 1994          4



     Consolidated Condensed Statements of Cash Flows
     Six Months Ended January 31, 1995 and 1994                    5

     Notes to Consolidated Condensed Financial Statements          6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                        7 - 9




Part II Other Information                                      10 - 11

     Index to Exhibits                                            12

     Exhibit 11 - Calculation of Earnings per Share               13

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)

                                             January 31,     July 31,*
                                                1995           1994
ASSETS                                      (Unaudited)
 Current assets:
   Cash and cash equivalents                 $ 18,839       $ 23,571
   Marketable securities, at market            80,049         70,825
   Accounts and notes receivable, net          38,523         35,639
   Inventories                                 43,467         41,169
   Prepaid expenses and other current assets    4,113          5,536
      Total current assets                    184,991        176,740

 Property, plant and equipment, net            49,509         47,931
 Investments in and advances to affiliated
    companies                                   6,450          7,977
 Excess of cost over acquired net assets,
   net of accumulated amortization              1,153          1,347

 Other assets, including unamortized software
   costs ($5,627 and $5,244)                    5,983          5,625
                                             $248,086       $239,620
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable          $    373       $  1,975
   Obligations under capital leases               370            357
   Accounts payable, trade                     10,055          7,568
   Accrued employee compensation and benefits   8,399          8,639
   Accrued expenses                             6,416          6,298
   Accrued income taxes                         1,495          1,332
      Total current liabilities                27,108         26,169

 Long-term debt:
   Mortgage and other notes payable             7,118          7,381
   Obligations under capital leases             3,422          3,612

 Deferred income taxes                          4,107          4,128
 Minority interest in subsidiaries             12,405         12,120
 Excess of acquired net assets over cost, net
   of accumulated amortization                  1,553          1,819

 Stockholders' equity:
   Common stock, $.05 par                         681            680
   Capital in excess of par value              20,033         19,911
   Retained earnings                          186,828        180,222
   Unrealized holding gains and losses            687
   Cumulative translation adjustments             958            558
   Treasury stock, at cost                    (14,304)       (14,233)
   Unearned compensation                       (2,510)        (2,747)
                                              192,373        184,391
                                             $248,086       $239,620

* See note 2 of notes to consolidated condensed financial statements for further information.
The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                  Three Months Ended  Six Months Ended
                                       January 31,        January 31,
Revenues:                            1995      1994     1995     1994
  Product and service, net         $47,671   $45,796  $92,686  $87,084

  Engineering and licensing          1,782       833    3,470    1,702
  Other operating revenue            1,794     1,805    4,800    4,569
  Interest and dividend income       1,290     1,153    2,512    2,337
     Total revenues                 52,537    49,587  103,468   95,692

Costs and expenses:
  Cost of sales:
     Product and service            27,399    23,877   52,539   44,914
     Engineering and licensing         687       651    1,285    1,512
     Other operating expenses        1,164     1,177    2,611    2,644
  General and administrative         3,603     3,972    8,096    7,963
  Selling                            7,131     7,517   14,439   14,567
  Research and product development   7,626     6,822   15,195   13,407
  Interest expense                     214       311      454      612
  Amortization of excess of acquired
   net assets over cost               (133)     (233)    (266)    (347)
  Amortization of excess of cost
   over acquired net assets             97        97      194      194
    Total cost of sales and
      expenses                      47,788    44,191   94,547   85,466

Income from operations               4,749     5,396    8,921   10,226

Equity in net income of
  unconsolidated affiliates                      340               405

Income before income taxes           4,749     5,736    8,921   10,631

Provision for income taxes           1,027       895    1,882    2,470

Minority interest in net income
  of consolidated subsidiaries         590     1,079      433    1,198
Net income                         $ 3,132   $ 3,762  $ 6,606  $ 6,963


Average common and common

  equivalent shares outstanding     12,477    12,447   12,459   12,451



Earnings per common and common

  equivalent share                   $0.25     $0.30    $0.53    $0.56
Dividends per share                   NONE       NONE     NONE     NONE

The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (000 omitted)
                                                Six Months Ended
                                                   January 31,
CASH FLOWS FROM OPERATING ACTIVITIES:            1995        1994
  Net income                                   $ 6,606    $ 6,963
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization               3,173      3,198
     Amortization of capitalized software        1,159        801
     Amortization of excess of cost over
      acquired net assets                          194        194
     Amortization of excess of acquired net
      assets over cost                            (266)      (347)
     Minority interest in net income of
      consolidated subsidiaries                    433      1,198
     Compensation from stock grants                360        378
     Gain on sale of building
     Gain sale of equipment                        (15)       (18)
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable            (2,884)    (2,293)
       Inventories                              (2,298)    (3,527)
       Prepaid expenses and other current assets   123        497
       Other assets                                 (4)        (5)
      Increase (decrease) in liabilities:
       Accounts payable, trade                   2,487     (1,284)
       Accrued expenses and other current
        liabilities                               (122)      (399)
       Accrued and deferred income taxes         1,442       (654)
  TOTAL ADJUSTMENTS                              3,782     (2,261)
  NET CASH PROVIDED BY OPERATING ACTIVITIES     10,388      4,702
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliated
   companies                                                 (865)
  Additions to property, plant and equipment    (4,751)    (4,271)
  Capitalized software                          (1,513)      (700)
  Purchases of marketable securities           (16,485)    (7,200)
  Maturities of marketable securities            9,475      7,715
  Proceeds from sale of building
  Proceeds from sale of property, plant
   and equipment                                    15         22
  NET CASH USED BY INVESTING ACTIVITIES        (13,259)    (5,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital lease
   obligations                                  (2,042)      (445)
  Purchase of common stock for treasury           (112)    (1,237)
  Purchase of common stock of majority owned
   subsidiary                                     (243)      (240)
  Issuance of common stock pursuant to stock
   options and employee stock purchase plan        136        190
  NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES                                  (2,261)    (1,732)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH          400
  NET DECREASE IN CASH AND CASH EQUIVALENTS     (4,732)    (2,329)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  23,571     20,482
CASH AND CASH EQUIVALENTS, END OF PERIOD       $18,839    $18,153

The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of January 31, 1995 and July 31, 1994, the results of its operations for the three and six months ended January 31, 1995 and 1994 and statements of cash flows for the six months then ended. The results of the operations for the three and six months ended January 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1995.

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

3. The inventories as of January 31, 1995 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                   January 31,            July 31,
                                     1995                  1994
          Raw materials           $17,871,000           $16,711,000
          Work-in-process          15,299,000            14,982,000
          Finished goods           10,297,000             9,476,000
                                  $43,467,000           $41,169,000

4. Interest paid, net of amount capitalized, amounted to $417,000 and $530,000 during the six months ended January 31, 1995 and 1994, respectively. Interest expense for the six months ended January 31, 1995 amounted to $454,000.

5. Income taxes paid during the six months ended January 31, 1995 and 1994 amounted to $1,562,000 and $2,946,000, respectively.

6.    Effective August 1, 1994 the Company adopted the Statement of
            Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS. No. 115").

      The Company's marketable securities have been categorized as available -for- sale securities, as defined by SFAS No. 115, and are reflected on the balance sheet at fair value. The net unrealized holding gains and losses are reflected in a separate component of stockholders' equity until realized.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 6.8 to 1 at January 31, 1995 and July 31, 1994, respectively. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 74% of current assets at January 31, 1995. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.29 to 1 at January 31, 1995 and
0.30 to 1 at July 31, 1994.

Capital expenditures totaled approximately $4,751,000 during the six months ended January 31, 1995.


RESULTS OF OPERATIONS
Six Months Fiscal 1995 (01/31/95) vs. Six Months Fiscal 1994 (01/31/94)

Product, service, engineering and licensing revenues for the six months ended January 31, 1995 were $96,156,000 as compared to $88,786,000 for the same period last year. The increase of $7,370,000 was principally due to an increase in sales of Medical Technology Products of $9,411,000 and Signal Processing Technology Products of $883,000 offset by decreased sales of Industrial Technology Products of $2,924,000. Other operating revenue of $4,800,000 and $4,569,000 represents revenue from the Hotel operation for the six months ending January 31, 1995 and 1994, respectively.

The percentage of total cost of sales to total net sales for the six months of fiscal 1995 and fiscal 1994 were 56% and 52%, respectively. The increase was primarily due to higher direct material costs, product mix, lower selling prices in certain ultrasound medical technology products caused by competitive pressures, and additional manufacturing costs associated with the introduction of new products. Operating costs associated with the Hotel during the six months of fiscal 1995 and 1994 were $2,611,000 and $2,644,000, respectively.

General and administrative and selling expenses remained unchanged over the six month period ending January 31, 1995 and 1994, respectively. Research and product development expenses increased $1,788,000 primarily due to the addition of staff supporting new medical technology product development programs.

Computer software costs of $1,513,000 and $700,000 were capitalized in the six months of fiscal 1995 and 1994, respectively. Amortization of capitalized software amounted to $1,159,000 and $801,000 in the first six months of fiscal 1995 and 1994, respectively.

The Company's share of equity in losses of a privately-held company located in Canada includes a charge of $595,000 for the first six months of fiscal 1994.

                      ANALOGIC CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Six Months Fiscal 1995 (01/31/95) vs. Six Months Fiscal 1994 (01/31/94) (continued)


During the first six months of fiscal 1994, the Company's investment in Analogic Scientific was increased by $1,000,000 reflecting the Company's share of Analogic Scientific's income.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the six months ended January 31, 1995 and 1994 amounted to $454,000 and $541,000, respectively.

Minority interest in the net loss of B&K was $21,000 for the six months ended January 31, 1995 compared to minority interest in the net income of B&K of $795,000 for the six months ended January 31, 1994. Minority interest in the net loss of a domestic subsidiary for the six months ended January 31, 1994 amounted to $138,000.

The effective tax rate for the six months of fiscal 1995 was 21% vs. 23% for the six months of fiscal 1994. The decrease was primarily due to the utilization of research and experimental tax credits.

Net income for the six months ended January 31, 1995 was $6,606,000 or $.53 per share as compared with $6,963,000 or $.56 per share for the same period last year. As discussed above, the decrease was caused primarily by lower gross margin and higher research and product development costs.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Second Quarter Fiscal 1995 (01/31/95) vs. Second Quarter Fiscal 1994
(01/31/94)

Product, service, engineering and licensing revenues for the three months ended January 31, 1995 were $49,453,000 as compared to $46,629,000 for the same period last year. The increase of $2,824,000 was principally due to an increase in sales of Medical Technology Products of $3,056,000 and Signal Processing Technology Products of $1,093,000 and offset by decreased sales of Industrial Technology Products of $1,325,000. Other operating revenue of $1,794,000 and $1,805,000 represents revenue from the Hotel operation for the three months ending January 31, 1995 and 1994, respectively.

The percentage of total cost of sales to total net sales for the three months of fiscal 1995 and fiscal 1994 were 57% and 53%, respectively. The increase was primarily due to higher direct material costs, product mix, lower selling prices in certain ultrasound medical technology products caused by competitive pressures, and additional manufacturing costs associated with the introduction of new products. Operating costs associated with the Hotel during the three months of fiscal 1995 and 1994 were $1,164,000 and $1,177,000, respectively.

General and administrative and selling expenses decreased $755,000 primarily are results of the Company's efforts in reducing costs. Research and product development expenses increased $804,000 primarily due to the addition of staff supporting new medical technology product development programs.

Computer software costs of $764,000 and $350,000 were capitalized in the second quarter of fiscal 1995 and 1994, respectively. Amortization of capitalized software amounted to $578,000 and $401,000 in the second quarter of fiscal 1995 and 1994, respectively.

The Company's share of equity in losses of a privately-held company located in Canada includes a charge of $160,000 for the second quarter of fiscal 1994.

During the second quarter of fiscal 1994, the Company's investment in Analogic Scientific was increased by $500,000 reflecting the Company's share of Analogic Scientific's income.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the three months ended January 31, 1995 and 1994 amounted to $166,000 and $275,000 respectively.

Minority interest in the net income of B&K for the three months ended January 31, 1995 and 1994 amounted to $424,000 and $826,000 respectively. Minority interest in the net loss of a domestic subsidiary for the three months ended January 31, 1994 was $22,000.

The effective tax rate for the three months of fiscal 1995 was 22% vs. 16% for the three months of fiscal 1994. The change was primarily due to non-taxable income of a foreign subsidiary, (B&K), during the three months of fiscal 1994.

Net income for the three months ended January 31, 1995 was $3,132,000 or $.25 per share as compared with $3,762,000 or $.30 per share for the three months ended January 31, 1994. As discussed above, the decrease was caused primarily by lower gross margin and higher research and product development costs.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

(b) During the quarter ended January 31, 1995, the Company did not file any reports on Form 8-K.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ANALOGIC CORPORATION
                                       Registrant



Date   March 10, 1995              /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date   March 10, 1995              /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       (Chief Accounting Officer)

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


Exhibit No.                                             Page No.


  11        Calculation of Earnings per Share            13

       EXHIBIT 11

                     ANALOGIC CORPORATION AND SUBSIDIARIES
                       CALCULATION OF EARNINGS PER SHARE

Net earnings per share are computed using the average number of shares actually outstanding plus the incremental shares computed on the assumption that certain lower priced stock options had been exercised with the proceeds utilized to purchase treasury stock.


                         Three Months Ended         Six Months Ended
                              January 31,                January 31,
                          1995       1994          1995        1994

PRIMARY:
Net Income             $3,132,000 $3,762,000    $6,606,000  $6,963,000

Average shares
outstanding            12,355,943 12,349,859    12,352,588  12,358,388

Add:  Incremental shares to reflect dilutive stock
      options deemed common stock equivalents.
      (Computed by treasury stock method.)
                          120,928     97,221       106,550      92,926

Common and common equivalent
  shares outstanding   12,476,871 12,447,080    12,459,138  12,451,314

Earnings per share           $.25       $.30          $.53        $.56

ASSUMING FULL DILUTION:
Net Income            $3,132,000 $3,762,000    $6,606,000  $6,963,000


Average shares
outstanding           12,355,943 12,349,859    12,352,588  12,358,388

Add: Incremental shares due to the effect of common stock equivalents - this assumes that proceeds from shares sold under dilutive stock options (using quarter end market price to determine proceeds where such price was in excess of average quarterly prices) were used to purchase treasury stock.

                         129,373    108,758       116,664     104,127

Average common shares
  outstanding         12,485,316 12,458,617    12,469,252  12,462,515


Earnings per share          $.25       $.30          $.53        $.56