Form 10-Q
period 1995-04-30
ANALOGIC CORP
filed 1995-06-09
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          April 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at April 30, 1995 was
12,375,273

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     April 30, 1995 and July 31, 1994                              3

     Consolidated Condensed Statements of Income
     Three and Nine Months Ended April 30, 1995 and 1994           4


     Consolidated Condensed Statements of Cash Flows
     Nine Months Ended April 30, 1995 and 1994                     5

     Notes to Consolidated Condensed Financial Statements          6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         7 - 10


Part II Other Information                                       11 - 12

     Index to Exhibits                                             13

     Exhibit 11 - Calculation of Earnings per Share                14

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)
                                                   April 30,     July 31,*
                                                    1995           1994
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 17,392       $ 23,571
   Marketable securities, at market                 81,881         70,825
   Accounts and notes receivable, net               39,329         35,639
   Inventories                                      45,581         41,169
   Prepaid expenses and other current assets         4,590          5,536
      Total current assets                         188,773        176,740

 Property, plant and equipment, net                 49,762         47,931
 Investments in and advances to affiliated
   companies                                         6,450          7,977
 Excess of cost over acquired net assets,
   net of accumulated amortization                   1,057          1,347

 Other assets, including unamortized software
   costs ($5,906 and $5,244)                         6,268          5,625
                                                  $252,310       $239,620
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    374       $  1,975
   Obligations under capital leases                    381            357
   Accounts payable, trade                           8,877          7,568
   Accrued employee compensation and benefits        8,794          8,639
   Accrued expenses                                  7,070          6,298
   Accrued income taxes                              2,177          1,332
      Total current liabilities                     27,673         26,169

 Long-term debt:
   Mortgage and other notes payable                  7,062          7,381
   Obligations under capital leases                  3,322          3,612

 Deferred income taxes                               4,098          4,128
 Minority interest in subsidiaries                  12,191         12,120
 Excess of acquired net assets over cost, net
   of accumulated amortization                       1,420          1,819

 Stockholders' equity:
   Common stock, $.05 par                              683            680
   Capital in excess of par value                   20,363         19,911
   Retained earnings                               188,200        180,222
   Unrealized holding gains and losses               1,760
   Cumulative translation adjustments                2,613            558
   Treasury stock, at cost                         (14,517)       (14,233)
   Unearned compensation                            (2,558)        (2,747)
                                                   196,544        184,391
                                                  $252,310       $239,620

* See Note 2 of notes to consolidated condensed financial statements for further information.
The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                     Three Months Ended   Nine Months Ended
                                           April 30,          April 30,
 Revenues:                              1995      1994      1995      1994
  Product and service, net              $44,830   $43,345  $137,516   $130,429
  Engineering and licensing                 798       562     4,268      2,264
  Other operating revenue                 2,225     2,098     7,025      6,667
  Interest and dividend income            1,251     1,120     3,763      3,457
     Total revenues                      49,104    47,125   152,572    142,817

Costs and expenses:
  Cost of sales:
     Product and service                 25,017    23,667    77,556     68,581
     Engineering and licensing              765       617     2,050      2,129
     Other operating expenses             1,313     1,280     3,924      3,924
  General and administrative              4,324     3,474    12,420     11,437
  Selling                                 7,501     7,223    21,836     21,542
  Research and product development        7,288     6,211    22,483     19,618
  Interest expense                          205       299       659        911
  Loss (gain) on foreign exchange           575       (38)      679        210
  Amortization of excess of acquired
   net assets over cost                    (133)      (97)     (399)      (444)
  Amortization of excess of cost
   over acquired net assets                  96        96       290        290
     Total cost of sales and expenses    46,951    42,732   141,498    128,198

Income from operations                    2,153     4,393    11,074     14,619

Equity in net income of
  unconsolidated affiliates                           500                  905

Income before income taxes                2,153     4,893    11,074     15,524

Provision for income taxes                  500       884     2,382      3,354

Minority interest in net income (loss)
  of consolidated subsidiaries             (213)       437      220      1,635
Net income                              $ 1,866    $ 3,572  $ 8,472   $ 10,535

Average common and common
  equivalent shares outstanding          12,498     12,416   12,473     12,440

Earnings per common and common
  equivalent share                        $0.15      $0.29    $0.68      $0.85
Dividends per share                        NONE       NONE    $0.04       NONE

The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)
                                                Nine Months Ended
                                                   April 30,
CASH FLOWS FROM OPERATING ACTIVITIES:               1995        1994
  Net income                                      $ 8,472     $10,535
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                  4,809       4,748
     Amortization of capitalized software           1,764       1,202
     Amortization of excess of cost over
      acquired net assets                             290         290
     Amortization of excess of acquired net
      assets over cost                               (399)       (444)
     Minority interest in net income of
      consolidated subsidiaries                       220       1,635
     Compensation from stock grants                   532         490
     Gain on sale of building
     Gain sale of equipment                           (17)        (25)
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable               (3,690)        582
       Inventories                                 (4,412)     (4,444)
       Prepaid expenses and other current assets     (127)         52
       Other assets                                  (104)       (411)
      Increase (decrease) in liabilities:
       Accounts payable, trade                      1,309      (1,099)
       Accrued expenses and other current liabilities 927        (210)
       Accrued and deferred income taxes            1,888        (142)
  TOTAL ADJUSTMENTS                                 2,990      (2,224)
  NET CASH PROVIDED BY OPERATING ACTIVITIES        11,462      12,759
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliated
    companies                                                  (2,188)
  Additions to property, plant and equipment       (6,640)     (5,507)
  Capitalized software                             (2,303)     (1,750)
  Purchases of marketable securities              (18,244)     (9,380)
  Maturities of marketable securities              10,475       7,715
  Proceeds from sale of building
  Proceeds from sale of property, plant and
     equipment                                         17          31
  NET CASH USED BY INVESTING ACTIVITIES           (16,695)    (11,079)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations   (2,186)       (533)
  Purchase of common stock for treasury              (325)     (1,513)
  Purchase of common stock of majority owned
   subsidiary                                        (244)       (201)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                   249         344
  Dividends paid shareholders                        (495)
  NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                      (3,001)     (1,903)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH           2,055         784
  NET DECREASE IN CASH AND CASH EQUIVALENTS        (6,179)        561
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     23,571      20,482
CASH AND CASH EQUIVALENTS, END OF PERIOD          $17,392     $21,043

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of April 30, 1995 and July 31, 1994, the results of its operations for the three and nine months ended April 30, 1995 and 1994 and statements of cash flows for the nine months then ended. The results of the operations for the three and nine months ended April 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1995.

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

3. The inventories as of April 30, 1995 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                         April 30,              July 31,
                                           1995                  1994
          Raw materials                 $17,639,000           $16,711,000
          Work-in-process                16,248,000            14,982,000
          Finished goods                 11,694,000             9,476,000
                                        $45,581,000           $41,169,000

4. Interest paid, net of amount capitalized, amounted to $617,000 and $830,000 during the nine months ended April 30, 1995 and 1994, respectively. Interest expense for the nine months ended April 30, 1995 amounted to $659,000.

5. Income taxes paid during the nine months ended April 30, 1995 and 1994 amounted to $1,674,000 and $3,292,000, respectively.

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

7. Dividends paid for the second quarter of fiscal 1995 amounted to $495,000 or, $.04 per share.

8. Certain financial statement items have been reclassified to conform to the current year's format.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 6.8 to 1 at April 30, 1995 and July 31, 1994. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 73% of current assets at April 30, 1995. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was
0.28 to 1 at April 30, 1995 and 0.30 to 1 at July 31, 1994.

Capital expenditures totaled approximately $6,640,000 during the nine months ended April 30, 1995.


RESULTS OF OPERATIONS
Nine Months Fiscal 1995 (04/30/95) vs. Nine Months Fiscal 1994 (04/30/94)

Product, service, engineering and licensing revenues for the nine months ended April 30, 1995 were $141,784,000 as compared to $132,693,000 for the same period last year. The increase of $9,091,000 was principally due to an increase in sales of Medical Technology Products of $10,101,000 and Signal Processing Technology Products of $3,594,000 offset by decreased sales of Industrial Technology Products of $4,604,000. Other operating revenue of $7,025,000 and $6,667,000 represents revenue from the Hotel operation for the nine months ending April 30, 1995 and 1994, respectively.

The percentage of total cost of sales to total net sales for the nine months of fiscal 1995 and fiscal 1994 were 56% and 53%, respectively. The increase was primarily due to higher direct material costs, less than favorable product mix, lower selling prices caused by competitive pressures in certain ultrasound medical technology products, and additional manufacturing costs associated with the introduction of new products. Operating costs associated with the Hotel remained unchanged at $3,924,000 over the nine month period ending April 30, 1995 and 1994.

General and administrative and selling expenses increased $1,277,000 primarily due to increased staffing and related expenses to support new products. Research and product development expenses increased $2,865,000 primarily due to the Company's efforts in designing and developing newer, more sophisticated complete systems for the medical and industrial technology markets along with a large investment in research and development staff and equipment. The Company anticipates making similar investments over the next several quarters as new products enter production.

Loss on foreign exchange for the nine months of fiscal 1995 and 1994 amounted to $679,000 and $210,000, respectively, primarily from the Company's subsidiary in Denmark.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Nine Months Fiscal 1995 (04/30/95) vs. Nine Months Fiscal 1994 (04/30/94) (continued)


Computer software costs of $2,303,000 and $2,094,000 were capitalized in the nine months of fiscal 1995 and 1994, respectively. Amortization of capitalized software amounted to $1,764,000 and $1,202,000 in the first nine months of fiscal 1995 and 1994, respectively.

The Company's share of equity in losses of a privately-held company located in Canada includes a charge of $595,000 through nine months of fiscal 1994.

During the first nine months of fiscal 1994, the Company's investment in Analogic Scientific was increased by $1,500,000 reflecting the Company's share of Analogic Scientific's income.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the nine months ended April 30, 1995 and 1994 amounted to $519,000 and $830,000, respectively.

Minority interest in the net loss of B&K was $299,000 for the nine months ended April 30, 1995 compared to minority interest in the net income of B&K of $982,000 for the nine months ended April 30, 1994.

Minority interest in the net loss of a domestic subsidiary for the nine months ended April 30, 1994 amounted to $177,000.

Net income for the nine months ended April 30, 1995 was $8,472,000 or $.68 per share as compared with $10,535,000 or $.85 per share for the same period last year. As noted above, the decrease was caused primarily by lower gross margins, higher research and product development costs relating to staffing for designing and developing more sophisticated, complete medical and industrial systems, and loss on foreign exchange.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Third Quarter Fiscal 1995 (04/30/95) vs. Third Quarter Fiscal 1994 (04/30/94)

Product, service, engineering and licensing revenues for the three months ended April 30, 1995 were $45,628,000 as compared to $43,907,000 for the same period last year. The increase of $1,721,000 was principally due to an increase in sales of Medical Technology Products of $690,000 and Signal Processing Technology Products of $2,711,000 offset by decreased sales of Industrial Technology Products of $1,680,000. Other operating revenue of $2,225,000 and $2,098,000 represents revenue from the Hotel operation for the three months ending April 30, 1995 and 1994, respectively.

The percentage of total cost of sales to total net sales for the three months of fiscal 1995 and fiscal 1994 were 57% and 55%, respectively. The increase was primarily due to higher direct material costs, less favorable product mix, lower selling prices caused by competitive pressures in certain ultrasound medical technology products, and additional manufacturing costs associated with the introduction of new products. Operating costs associated with the Hotel during the three months of fiscal 1995 and 1994 were $1,313,000 and $1,280,000, respectively.

General and administrative and selling expenses increased $1,128,000 primarily due to increased staffing and related expenses to support new products. Research and product development expenses increased $1,077,000 primarily due to the Company's efforts in designing and developing newer, more sophisticated complete systems for the medical and industrial technology markets along with a large investment in research and development staff and equipment. The Company anticipates making similar investments over the next several quarters as new products enter production.

Loss on foreign exchange for the third quarter of fiscal 1995 amounted to $575,000, versus a gain on foreign exchange of $38,000 during the third quarter of fiscal 1994.

Computer software costs of $790,000 and $1,394,000 were capitalized in the third quarter of fiscal 1995 and 1994, respectively. Amortization of capitalized software amounted to $605,000 and $401,000 in the third quarter of fiscal 1995 and 1994, respectively.

During the third quarter of fiscal 1994, the Company's investment in Analogic Scientific was increased by $500,000 reflecting the Company's share of Analogic Scientific's income.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the three months ended April 30, 1995 and 1994 amounted to $66,000 and $290,000 respectively.

Minority interest in the net loss of B&K for the three months ended April 30, 1995 was $279,000 compared to minority interest in net income of $186,000 for the three months ended April 30, 1994.

Minority interest in the net loss of a domestic subsidiary for the three months ended April 30, 1994 was $39,000.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Third Quarter Fiscal 1995 (04/30/95) vs. Third Quarter Fiscal 1994 (04/30/94) (continued)

The effective tax rate for the three months of fiscal 1995 was 23% vs. 18% for the three months of fiscal 1994. The change was primarily due to losses of a foreign subsidiary, (B&K), for which no tax benefit was recorded during the three months of fiscal 1995.

Net income for the three months ended April 30, 1995 was $1,866,000 or $.15 per share as compared with $3,572,000 or $.29 per share for the three months ended April 30, 1994. As noted above, the decrease was caused primarily by lower gross margins, higher research and product development costs relating to staffing for designing and developing more sophisticated, complete medical and industrial systems and loss on foreign exchange.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION



Item 5 - Other Information

     Following a routine audit, by notice dated May 25, 1995 the Company was notified by the Internal Revenue service that it proposed to adjust the Company's tax returns for the years 1990 through 1992 by increasing its tax liability for those years by $2,837,473, $2,151,574 and $1,762,849, respectively. The major claims relate to an alleged forgiveness of debt arising from the acquisition of property from a subsidiary of the FDIC and an alleged excess accumulation of earnings.

     The transaction in question was conducted in accordance with guidelines established by the Company's independent auditors, which were designed to guard against any unwanted tax consequences. Accordingly, the Company believes that the claim is without merit.

     Similarly, the Company's counsel believes that the claims concerning excess accumulation of earnings are without foundation and are erroneously based upon a lack of understanding of the nature of the Company's business. The Company intends to vigorously contest these ill founded claims and believes that is will prevail.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

(b) The Company filed a report on Form 8-K during the quarterly period ended April 30, 1995. The report, dated March 10, 1995, listed under Item 5 that the Board of Directors declared the Company's first cash dividend of $.04 per share, payable on March 27, 1995 to shareholders of record on March 15, 1995 for the second quarter of fiscal 1995.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date   June 9, 1995                /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date   June 9, 1995                /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       Chief Financial Officer

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                             INDEX TO EXHIBITS


Exhibit No.                                                   Page No.


     11        Calculation of Earnings per Share                  14

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


                         Three Months Ended        Nine Months Ended
                              April 30,                 April 30,
                           1995       1994          1995        1994

PRIMARY:
Net Income                   $1,866,000 $3,572,000  $8,472,000 $10,535,000

Average shares outstanding   12,379,296 12,313,255  12,362,881  12,343,675

Add:  Incremental shares to
      reflect dilutive stock
      options deemed common
      stock equivalents.
      (Computed by treasury
      stock method.)            118,616    102,817     110,572      96,223


Common and common equivalent
  shares outstanding          12,497,912 12,416,072  12,473,453  12,439,898

Earnings per share                  $.15       $.29        $.68        $.85

ASSUMING FULL DILUTION:
Net Income                    $1,866,000 $3,572,000  $8,472,000 $10,535,000


Average shares outstanding    12,379,296 12,313,255  12,362,881  12,343,675

Add:  Incremental shares due to
      the effect of common stock
      equivalents - this assumes
      that proceeds from shares
      sold under dilutive stock
      options (using quarter end
      market price to determine
      proceeds where such price
      was in excess of average
      quarterly prices) were
      used to purchase treasury
      stock.                     114,114     99,142       115,814     102,465

Average common shares
  outstanding                 12,493,410 12,412,397    12,478,695  12,446,140


Earnings per share                  $.15       $.29          $.68        $.85

                           ANALOGIC CORPORATION
                            8 CENTENNIAL DRIVE
                       PEABODY, MASSACHUSETTS 01960




                                             June 9, 1995




SEC Operations Center
Attn:  Filer Support
Mail Stop 0-7
6432 General Green Way
Alexandria, VA  22312-2413

     RE:  Analogic Corporation (the "Company")
          File No. 0-6715

Dear Sirs:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Analogic Corporation is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1995.

     This filing is being effected by direct transmission to the Commission's EDGAR system.

                                             Very truly yours,

                                             ANALOGIC CORPORATION



                                             Michael N. Siraco
                                             Vice President & Controller

MNS/wbf

cc:  John A. Tarello