Form 10-K
period 1995-07-31
ANALOGIC CORP
filed 1995-10-05
CIK 6284

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

[X] Annual  Report  Pursuant to Section 13  or  15(d) of the Securities
        Exchange Act of 1934 [Fee Required]

For the fiscal year ended:      July 31, 1995          or

[   ] Transition Report Pursuant to Section 13  or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required]

For the transition period from ___________________to____________________

Commission file number:   0-6715

ANALOGIC CORPORATION
(Exact name of registrant as specified in its charter

       Massachusetts                             04-2454372
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

8 Centennial Drive, Peabody, Massachusetts              01960
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at August 31, 1995 was approximately $143,410,309.

Number of shares of Common Stock outstanding at August 31, 1995:
12,424,270
                      DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                  PART I

Item 1.   Business

         (a)      Developments During Fiscal 1995

     Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as "Analogic" or the "Company") for the fiscal year ended July 31, 1995, were $208,827,000 as compared to $193,745,000 for fiscal year 1994, an increase of 8%. Net income was $12,706,000, or $1.02 per share as compared to $14,657,000, or $1.18 per share for fiscal year 1994.

        During January, 1994, the Company transferred its 44% interest in a privately-held company to Park Meditech, Inc. ("Park"), located in Toronto, Canada in exchange for 6,000,000 shares of Park common stock plus 1,000,000 common stock warrants. Each warrant is exercisable at the price of $5.00 (Canadian) into one share of Park common stock, and may be exercised through April 1996. During April, 1994, the Company purchased 300,000 units of Park for $824,000. Each unit consists of one common share of Park stock and one-half of a Share Warrant. Each Share Warrant is convertible to one common share of Park for a price of $4.00 (Canadian) on or before December 15, 1995.

        During June, 1995, the Company loaned Park $1,500,000, structured as a convertible subordinated promissory note, with interest at 8%, payable quarterly, and principal due on or before June 1, 1996. This note is convertible, at the option of the Company, into 600,000 common shares of Park stock until June 1, 1996. In addition, the Company has warrants convertible to 200,000 common shares of Park stock at a price of $2.50
(US) until June 1, 1997.

        During July, 1995 the Company sold 2,300,000 common shares of Park common stock for a net price of $1.00 per share. The Company currently owns 4,000,000 shares or approximately 15% of the outstanding shares of Park.

         (b)      Financial Information About Industry Segment

         The Company's operations are within a single segment within the electronics industry: the design, manufacture and sale of high-technology, high-precision conversion (analog/digital) and signal processing instruments and systems.

         (c)      Narrative Description of Business

         Analogic designs, manufactures and sells standard and customized high-precision data acquisition conversion and signal processing equipment. Analogic's principal customers are original equipment manufacturers who incorporate Analogic's state-of-the-art products into systems used in medical, industrial and scientific applications.

        Analogic is a leader in precision analog-to-digital (A/D) and digital-to-analog (D/A) conversion technology, which involves the conversion of continuously varying (i.e., "analog") electrical signals, such as those representing temperature, pressure, voltage, weight, velocity, ultrasound and x-ray intensity into and from the numeric (or "digital") form required by computers, medical imaging equipment and other data processing equipment and in subsystems and systems based on such technology.

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

        Signal Processing Technology Products, consisting of A/D and D/A converters and supporting modules, high-speed digital signal processors such as Array Processors, and image processing equipment, accounted for approximately 20% of fiscal 1995 product, service, engineering, and licensing revenue.

         The technology developed by Analogic and incorporated within these products is fundamental to all of the Company's other products.

         A/D converters convert continuously varying "analog" signals into the numerical "digital" form required by microprocessors and other data processing equipment. D/A converters transform computer output in digital form into the analog form required by process control equipment. Analogic manufactures a wide variety of interconnecting and supporting modules relating to its A/D and D/A converters. These include signal conditioning devices, which amplify, isolate and filter physical analog signals; multiplexing devices, which permit simultaneous processing of a number of analog signals; and sample and hold devices, which sample rapidly varying phenomena.

         Analogic specializes in the manufacture of very precise, rather than lower-cost, medium or low-precision, data conversion products. Typical applications of these devices include the conversion of industrial and biomedical signals into computer language.

         The Company also manufactures a line of PC/AT-class high performance data acquisition cards. These plug-in cards provide personal computer users with unprecedented data throughput and flexibility. The series of cards has a library of high level languages supported by third-party software houses and proprietary set-up and diagnostic software.

        The company recently introduced a line of high performance data acquisition products for the PC 104 market. Designed for embedded processor applications normally used in OEM products, these cards provide precision measurement capability between real world signals and the measuring instrument while meeting all of the requirements of the PC 104 form factor and bus structure.

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

         Medical Technology Products, consisting primarily of medical imaging equipment accounted for approximately 72% of product, service, engineering, and licensing revenue in fiscal 1995.

            Analogic's medical imaging data acquisition systems and related computing equipment are incorporated by U.S., European and Asian manufacturers into advanced X-ray equipment known as computer assisted tomography (CAT) scanners. These scanners generate images of the internal anatomy which are used primarily in diagnosing medical conditions. Analogic's data acquisition and signal processing systems have advanced
CAT scanner technology by substantially increasing resolution of the image, by reducing the time necessary to acquire the image, and by reducing the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D conversion equipment and complete data acquisition systems. Recently the Company has completed the design of a complete low cost CAT scanner, incorporating proprietary technology. These scanners will be sold on an OEM basis to medical equipment companies.

         In addition, the Company manufactures phased array ultrasound systems, key subsystems, and a family of transducers on an OEM basis for ultrasound equipment manufacturers. The Company also designs and manufactures radiology and urology ultrasound equipment for the end-user market. The Company manufactures electronics for a family of hard copy laser printers in single and multi-user configurations that address the diagnostic image market. These printers are used in hospitals world wide to print diagnostic quality images on film from the electronic data collected by medical imaging equipment such as CAT scanners and M.R.I. scanners. The Company also designs and manufactures for OEM customers advanced RF amplifiers, gradient coil amplifiers, and spectrometers for use in MRI equipment. These MRI scanners are used primarily to create diagnostic medical images.

        The Company manufactures fetal monitoring products for conversion and display of biomedical signals. These monitors designed for use in both intrapartum and antepartum applications have the capability to measure, compute, display and print fetal and maternal heart rates, maternal contraction frequency and relative severity and other maternal vital sign parameters to insure both maternal and fetal well being.

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

         Industrial Technology Products, consisting of digital panel instruments, industrial data acquisition and conversion systems, and test and measurement devices and automation systems, accounted for approximately 8% of fiscal 1995 product, service, engineering, and licensing revenue.

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

         Material Customers

         The Company's three largest customers for the fiscal year ended July 31, 1995 were Siemens, a major German manufacturer of electronic and electrical equipment; General Electric Corporation, and 3M Corporation, which accounted for approximately 14%, 11%, and 10%, respectively, of product, service, engineering, and licensing revenue. Loss of any one of these customers would have a material adverse effect upon the Company's
business.   Neither Siemens, General Electric Corporation, nor 3M
Corporation has any material relationships with the Company except as significant and valued customers. No other individual customer accounted for as much as 6% of the Company's product, service, engineering, and licensing revenue during fiscal 1995. The Company's ten largest customers, including Siemens, General Electric Corporation, and 3M Corporation, accounted for approximately 56% of product, service, engineering, and licensing revenue during fiscal 1995.

         Backlog

         The backlog of orders believed to be firm at July 31, 1995 was approximately $50.1 million compared with approximately $46.5 million at July 31, 1994. This increase is principally related to medical technology products. Many of the orders in the Company's backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 1995 backlog during fiscal 1996.

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

         Analogic's medical X-ray imaging systems are sufficiently specialized so that Analogic is not aware of products marketed by others which may be deemed directly competitive. The Company considers its selection by its OEM customers for design and manufacture of these products and its other medical products to be much less a function of other competitors in the field than it is of the "make-or-buy" decision of the individual customers. Many OEM customers and potential OEM customers of the Company have the capacity to design and manufacture these products for themselves. In the Company's area of expertise, the continued signing of new contracts indicates continued strength in the Company's relationship with its major customers, although some of these customers continue to commit to shorter term contracts.


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

         Research and Product Development

         Research and product development is a significant factor in Analogic's business. The Company maintains a constant and comprehensive research and development program directed toward the creation of new products as well as toward the improvement and refinement of its present products and the expansion of their uses and applications.

         Company funds expended for research and product development amounted to approximately $29,890,000 in fiscal 1995, $26,100,000 in fiscal 1994, and $25,634,000 in fiscal 1993. Analogic intends to continue its emphasis on new product development. As of July 31, 1995, Analogic had approximately 341 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians engaged in research and product development activities. These individuals, in conjunction with the Company's salespeople, also devote a portion of their time assisting customers in utilizing the Company's products, developing new uses for these products, and anticipating customer requirements for new products.

         During fiscal 1995, the Company capitalized $3,524,000 of computer software testing and coding costs incurred after technological feasibility was established. These costs will be amortized by the straight line method over the estimated economic life of the related products, not to exceed three years. Amortization of capitalized software amounted to $2,355,000 in fiscal 1995.

         Environmental Protection

         The Company does not anticipate any material effect upon its capital expenditures, earnings or competitive position resulting from compliance by it and its subsidiaries with presently enacted or adopted Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. (See Item 3 of this Report, Legal Proceedings, Page 11.)

         Employees

         As of July 31, 1995, the Company had approximately 1,414 employees.

         Financial Information About Foreign and Domestic Operations and Export Revenue

         Product, service, engineering, and licensing export revenue from companies, primarily in Europe and Asia, amounted to approximately $65,200,000 (34%) in fiscal 1995 as compared to approximately $60,800,000 (34%) in fiscal 1994, and approximately $66,900,000 (41%) in fiscal 1993. Management believes that the Company's export revenue is at least as profitable as its domestic revenue. Most of the Company's foreign revenue is export revenue denominated in U.S. dollars. Management does not believe the Company's foreign export revenue is subject to significantly greater risks than its domestic revenue. See Note 15 of notes to consolidated financial statements for further information regarding foreign and domestic operations.

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

         The Company leases two modern adjacent brick and concrete block buildings in Danvers, Massachusetts. These two buildings total approximately 170,000 square feet of manufacturing, engineering and office space and are leased for a term expiring on July 31, 2001. Both of these buildings have been sublet on a triple net basis on a self renewing lease to Siemens Medical Electronics, Inc. for a term, which as presently extended will end on December 1, 1997.

         The Company leases approximately 30,200 square feet of manufacturing, engineering, and office space in Chelmsford, Massachusetts which is occupied by SKY Computers, Inc. The space is leased for a seven-year term expiring June 1, 1996.

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

         On August 25, 1993 the Company purchased a modern two-story building containing approximately 49,000 square feet of manufacturing and office space in Peabody, Massachusetts, adjacent to the Company's principal executive offices. This building is presently leased to an unrelated party for a term of two years expiring December 15, 1996.

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

Item 3.   Legal Proceedings

         On or about February 26, 1990, the Company was impleaded as a third-party defendant in United States of America vs. Charles George Trucking Company, Inc., et al, an action filed in the United States District Court for Massachusetts. The matter has been previously reported; see Item 3 of the Company's reports on Form 10-K for the fiscal years ended July 31, 1994 and 1993. On September 13, 1994, the United States Court of Appeals for the First Circuit upheld the reasonableness of the consent agreement resolving the Company's involvement in the litigation. In a separate related action pending in the Massachusetts Superior Court brought by the Company against its insurers for their failure to defend the Company and to reimburse it for its settlement contribution in the Charles George litigation, partial summary judgment has been granted in the Company's favor, finding that its insurers had a duty to defend the Company.

        The suit instituted against the Company by Bernard L. Friedman, a former officer and Vice Chairman of the Company's Board of Directors, previously reported in Item 3 of the Company's report on Form 10-K for the fiscal year ended July 31, 1994, has been settled on mutually agreeable terms including a credit to Analogic, as demanded in its counter claim, for rent paid in excess of the agreed upon rent. (See also Item 13 of this Form 10-K - Certain Relationships and Related Transactions).

         The Company does not have any other material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
         NONE

                                                           PART II


Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters

         The Company's Common Stock trades on the NASDAQ Stock Market under the symbol: ALOG. The following table sets forth the range of high and low prices for the Common Stock, as reported by NASDAQ during the quarterly periods indicated:


                         Fiscal Year                High             Low


        1995             First Quarter            $19.50           $15.25
                         Second Quarter            20.00            17.00
                         Third Quarter             21.00            16.75
                         Fourth Quarter            19.50            16.00

        1994             First Quarter            $15.38           $13.50
                         Second Quarter            16.25            13.50
                         Third Quarter             18.12            14.62
                         Fourth Quarter            17.25            14.75


        As of August 31, 1995, there were approximately 1,003 holders of record of the Common Stock.

        Cash dividends totaling $.08 per share were paid during fiscal year 1995 ($.04 per share was paid on March 27, 1995 and on July 14, 1995, respectively). The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

Item 6.   Selected Financial Data

(Thousands of dollars, except per share data)

                         Year Ended July 31


                      1995     1994     1993     1992     1991


Total Revenues   $208,827   $193,745 $177,876 $149,244 $142,563

Income from
operations         15,155     18,205   18,256    8,054   17,391

Net Income         12,706     14,657   12,445    9,910   12,239

Earnings per
common and common
equivalent share    $1.02      $1.18    $1.01     $.78     $.91

Dividends paid per
common share        $0.08       None     None     None    None

Number of shares
used in computation
of per share data   12,475    12,434   12,301   12,715   13,451

Working Capital   $165,799  $150,571 $139,587 $119,029 $128,727

Total Assets       260,198   239,620  223,423  196,966  190,482

Long-term debt
(including
 capitalized
 leases)            10,236    10,993   13,205   16,482   13,022

Stockholders'
 Equity            200,893   184,391  168,907  155,859  157,316

Item 7.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Results of Operations

Fiscal 1995 Compared to Fiscal 1994

Product, service, engineering, and licensing revenues for fiscal 1995 were $194,034,000 as compared to $179,951,000 for fiscal 1994. The increase of $14,083,000 was principally due to an increase in sales of Medical Technology Products of $14,292,000 and Signal Processing Technology Products of $5,888,000 offset by decreased sales of Industrial Technology
Products of $6,097,000.   Other operating revenue of $9,720,000 and
$9,166,000 represents revenue from the Hotel operation for fiscal 1995 and 1994, respectively.

The percentage of total cost of sales to total net sales for fiscal 1995 and 1994 was 57% and 55%, respectively. The increase was primarily due to higher direct material costs, less than favorable product mix, lower selling prices caused by competitive pressures in certain medical technology products, and additional manufacturing costs associated with the introduction of new products. Operating costs associated with the Hotel for fiscal years 1995 and 1994 were $5,294,000 and $5,258,000, respectively.

General and administrative and selling expenses increased $1,484,000 primarily due to increased staffing and related expenses to support new products. Research and product development expenses increased $3,790,000 primarily due to the Company's efforts in designing and developing newer, more sophisticated complete systems for the medical and industrial technology markets along with a large investment in research and development staff and equipment. The Company anticipates making similar investments over the next several quarters as new products enter production.

Loss on foreign exchange for fiscal 1995 amounted to $666,000, primarily from the Company's subsidiary in Denmark.

Computer software costs of $3,524,000 and $3,305,000 were capitalized in fiscal 1995 and 1994, respectively. Amortization of capitalized software amounted to $2,355,000 and $1,602,000 in fiscal 1995 and 1994, respectively.

Interest expense decreased by approximately $350,000 primarily due to a reduction in debt and an increase in the amount of interest capitalized.

The amortization of the excess of cost over fair value of net assets acquired from Camtronics was $138,000 and $208,000 in fiscal 1995 and 1994, respectively. The amortization of the excess of cost over fair value of net assets acquired from SKY was $179,000 in fiscal 1995 and 1994.

The amortization of excess of fair value of net assets over cost acquired from B&K was $533,000 and $577,000 in fiscal 1995 and 1994, respectively.

During July 1995 the Company sold 2,300,000 common shares of Park Meditech for a net price of $1.00 per share, resulting in a gain of $1,736,000. (See note 4 of notes to consolidated financial statements.)

During fiscal 1994 the Company's investment in Analogic Scientific was increased by $2,000,000, reflecting the Company's share of Analogic Scientific's income. In fiscal 1994 the Company's investment was reduced by a cash dividend received of $300,000. During 1995 there was no change in the value of the Company's investment in Analogic Scientific.

Equity in net losses of an unconsolidated affiliate located in Canada, amounted to $595,000 during fiscal 1994. (See Note 4 of notes to consolidated financial statements.)

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, in fiscal 1995 and 1994 amounted to $765,000 and $1,157,000, respectively.

Minority interest in the net losses of a domestic subsidiary in fiscal 1994 amounted to $177,000. The Company ceased operations of this sales and marketing organization during the third quarter of fiscal 1994.

Minority interest in the net loss of the Company's consolidated foreign subsidiary, B&K, in fiscal 1995 was $247,000. During fiscal 1994, minority interest in the net income of B&K was $935,000.

The effective tax rate for fiscal 1995 was 22% vs. 16% for fiscal 1994. Fiscal 1994 includes a tax loss benefit related to the dissolution of a foreign subsidiary for which there was no impact on income before income tax.

Net income for fiscal 1995 was $12,706,000, or $1.02 per share as compared with $14,657,000, or $1.18 per share for fiscal 1994.

Fiscal 1994 Compared to Fiscal 1993

Product, service, engineering, and licensing revenues for fiscal 1994 were $179,951,000 as compared to $165,001,000 for fiscal 1993. The increase of $14,950,000 was principally due to an increase in sales of Medical Technology Products of $23,578,000 offset by decreased sales of Signal Processing Technology Products of $7,448,000 and Industrial Technology Products of $1,180,000. The increase in Medical Technology Products sales are primarily due to the inclusion of B&K. Other operating revenue of $9,166,000 and $8,556,000 represented revenue from the Hotel operation for fiscal 1994 and 1993, respectively.

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

Minority interest in the net losses of a domestic subsidiary in fiscal 1994 and 1993 amounted to $177,000 and $435,000, respectively. The Company ceased operations of this sales and marketing organization during the third quarter of fiscal 1994. No significant financial impact is anticipated on the Company's future financial results.

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

Financial Position

The Company's balance sheet at July 31, 1995, reflects a current ratio of
6.4 to 1, compared to 6.8 to 1 at July 31, 1994. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 74% of current assets at July 31, 1995.
Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. the Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was .30 to 1 at July 31, 1995 and 1994.

Capital expenditures for fiscal 1995 totaled approximately $8,217,000.

As part of a stock repurchase program authorized by the Board of Directors, the Company made the following purchases of common stock for its treasury: 19,200 shares during fiscal 1995 at an aggregate cost of $326,000; 97,800 shares during fiscal 1994 at an aggregate cost of $1,543,000 and 121,200 shares during fiscal 1993 at an aggregate cost of $1,363,000.

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

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

         None

                                           PART III


Item 10.   Directors and Executive Officers of the Registrant


         (a)      Directors


                                                            Other Offices Held
                                 Director     Expiration       As of
        Name           Age       Since        of Term*      August 31, 1995



Bernard M. Gordon        68         1969       1998         Chairman of the
                                                            Board and Chief
                                                            Executive Officer

Bruce R. Rusch           52         1993       1997         President and Chief
                                                            Operating Officer

John A. Tarello          64         1979       1998         Senior Vice
                                                            President and
                                                            Treasurer


M. Ross Brown            61         1984       1996         Vice President

Edward F. Voboril        52         1990       1996              ----

Gerald L. Wilson         56         1980       1998              ----

Bruce W. Steinhauer      60         1993       1997              ----


*The Board of Directors is divided into three classes, each having a three year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

         (b)        Executive Officers


        Name          Age      Office Held                Has been Held

Bernard M. Gordon      68      Chairman of the Board and      1969
                               Chief Executive Officer

Bruce R. Rusch         52      President and Chief            1995
                               Operating Officer

John A. Tarello        64      Senior Vice President         1980 & 1985,
                               and Treasurer                 respectively

M. Ross Brown          61      Vice President                1984

Julian Soshnick        63      Vice President                1982
                               General Counsel,
                               and Clerk



         Each such officer is elected for a term continuing until the first meeting of the Board of Directors following the annual meeting of stockholders, and in the case of the President, Treasurer and Clerk, until their successors are chosen and qualified; provided that the Board may remove any officer with or without cause.


         (c) Identification of certain significant employees:

              None

         (d)  Family relationships:

              None

         (e)  Business Experience:

         Bernard M. Gordon has been the Chairman of the Board of Directors of the Company since 1969 and, was President from 1980 to 1995.

         Bruce R. Rusch was appointed a Vice President of the Company in January 1993 and President in January 1995. Mr. Rusch had been President of SKY Computers, Inc. since 1987 until 1993. SKY Computers, Inc. was acquired by Analogic effective April 1, 1992.

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

         Julian Soshnick joined the Company in October 1981 as General Counsel and has served as a Vice President since July 1982 and Clerk since 1988.

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

                                                                               LONG-TERM
                                      ANNUAL COMPENSATION                  COMPENSATION AWARDS

                                                                 Restricted                     All Other
Name and                                         Total Annual    Stock Awards    Stock Options  Compensation
Principal Position     Year     Salary  Bonuses  Compensation      ($)(B)(A)           #(E)         ($)(F)
Bernard M. Gordon       1995   $325,000  $50,000    $375,000         ---             ---            $3,186
  Chairman (CEO)        1994    300,000   50,000     350,000         ---             ---             4,698
                        1993    285,000   35,000     320,000         ---             ---             3,997

Bruce R. Rusch          1995   $206,519  $35,000    $241,519         ---             ---            $3,007
  President (COO)       1994    159,958   47,000     206,958         ---             ---            ---
                        1993    139,000   20,000     159,000         635,625         ---            ---

John A. Tarello         1995   $210,000  $35,000    $245,000         ---             ---            $3,225
  Senior Vice President 1994    195,000   35,000     230,000         ---             ---             3,842
  and Treasurer         1993    185,000   30,000     215,000         595,000 (C)      10,000         3,355

M. Ross Brown           1995   $185,000  $30,000    $215,000         ---             ---            $3,076
  Vice President        1994    175,000   30,000     205,000         ---             ---             3,316
                        1993    165,000   25,000     190,000         446,250          10,000         2,887

Julian Soshnick         1995   $185,000  $30,000    $215,000         ---             ---            $3,106
  Vice President and    1994    175,000   30,000     205,000         ---             ---             3,345
  General Counsel       1993    165,000   25,000     190,000         520,625 (D)       5,000         2,912

Notes To Summary Compensation Table
___________________________________
(A) Represents stock grants under the Company's Key Employee Stock Bonus Plan dated March 14, 1983, as amended and restated on January 27, 1988, pursuant to which Common Stock of the Company may be granted to key employees to encourage them to exert their best efforts on behalf of the Company. Each Recipient of the Common Stock pursuant to the Bonus Plan is required to execute a noncompetition agreement in a form satisfactory to the Company. The Bonus Plan is administered by a committee appointed by the Board of Directors consisting of the Chairman of the Board and three other Directors who are not eligible to participate in the Bonus Plan. Generally, the Common Stock granted pursuant to the Bonus Plan is not transferable for a period of three years from the date of the grant and is subject to a risk of forfeiture in the event that the recipient leaves the employ of the Company during this period for any reason. Generally, during the subsequent four-year period, the transfer restrictions will lapse with respect to 25% of the Common Stock for each year the recipient remains in the employ of the Company. Failure to remain in the Company's employ during all of the subsequent four-year period will result in a forfeiture of shares as to which restrictions on disposition still exist. The Common Stock granted pursuant to the Bonus Plan is held in escrow by the Company until such restrictions on disposition lapse. However, while in escrow, the recipient has the right to vote such shares of Common Stock and to receive any cash dividends thereon. The Board of Directors, acting upon the recommendation of the Stock Bonus Plan Committee, may at the time of grant designate a different schedule upon which the transfer restrictions lapse.

(B) As of July 31, 1995, the following table reflects the aggregate stock bonus awards for which transfer restrictions have not yet lapsed:

                                           Shares             Market Value
         Bruce R. Rusch                    45,000               $635,625
         John A. Tarello                   10,000                148,750
         M. Ross Brown                     30,000                446,250
         Julian Soshnick                   26,250                390,469
(C)     Represents a stock grant of 40,000 shares on March 12, 1993.
        Transfer restrictions, with respect to 25% of the shares granted, lapsed on May 20, 1993, May 20, 1994 and May 20, 1995, respectively. Transfer restrictions with respect to the remaining 25% of the shares will lapse on May 20, 1996.

(D) Represents a stock grant of 35,000 shares on March 12, 1993. Transfer restrictions with respect to 25% of the shares lapsed on August 17, 1994. Transfer restrictions, with respect to 25% of the shares granted, will lapse on August 17, 1995, August 17, 1996, and August 17, 1997, respectively.

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


STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table indicates (i) stock options exercised by the Named Officers during the last fiscal year; (ii) the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of July 31, 1995; and (iii) the fiscal year-end value of "in-the-money"
unexercised options.
                                                           Number of             Value of Unexercised
                      Number of                       Unexercised Options      In-The-Money Options
                  Shares Acquired   Value            at Fiscal Year End         At Fiscal Year End(A)(B)
                    On Exercise    Realized (A)     Exercisable Unexercisable   Exercisable  Unexercisable
Bernard M. Gordon       ---          ---                 ---      ---              ---          ---

Bruce R. Rusch          ---          ---                 ---      ---              ---          ---

John A. Tarello         5,000      $40,625               7,500      2,500         $30,928      $10,312

M. Ross Brown           ---          ---                 2,500      7,500         $10,312      $30,938

Julian Soshnick         ---          ---                 1,250      3,750          $5,156       $15,469
___________________________________
(A) The value realized or the unrealized value of in-the-money options at year-end represents the aggregate difference between the market value on the date of exercise, or July 31, 1995, in the case of the unrealized values and the applicable exercise prices.
(B) "In-the-money" options are options whose exercise price was less than the market price of Common Shares at July 31, 1995.

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

         Pursuant to the 1988 Plan, the Company granted options to purchase 5,000 shares to Mr. Wilson on February 1, 1988, at an option price of $7.125 per share; to Mr. Voboril on June 21, 1991, at an option price of $10.875;
and to Mr. Steinhauer on October 8, 1993, at an option price of $14.75 per share. As of August 31, 1995, Mr. Wilson had exercised 4,000 shares and
1,000 shares remained exercisable; Mr. Voboril was entitled to exercise 5,000 shares; and Mr. Steinhauer was entitled to exercise 1,667 shares.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     (a) The following table sets forth information as to all persons (including any "group", as defined in section 13(d)(3) of the Exchange Act) known by the Company to have owned beneficially 5% or more of its Common Stock, $.05 par value, as of August 31, 1995:


                                   Amount of Nature of           Percent
Name and Address                   Beneficial Ownership          of Class


Bernard M. Gordon Charitable   4,720,192 shares (1)(2)           38.0% (1)(2)
Remainder Unitrust
  Bernard M. Gordon
  Julian Soshnick
  Gerald P. Bonder, Trustees
     8 Centennial Drive
     Peabody, MA  01960

  FMR Corporation               1,398,900 shares (3)             11.3% (3)
    82 Devonshire Street

    Boston, MA  02109

  Private Capital Management Inc. 887,475 shares (3)              7.1% (3)
    3003 Ninth Street
    Naples, FL  33940
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

(3) The Company has been advised informally by FMR Corporation and Private Capital Management Inc.that in their capacity as investment advisors they may be deemed a beneficial owner on August 31, 1995, of 1,398,900 shares, or 11.3% of the Company's Common Stock and 887,475 shares, or 7.1% of the Company's Common Stock, respectively.

         (b) The following table sets forth information as to ownership of the Company's Common Stock, $.05 par value,by its directors and by all directors and executive officers as a group, as of August 31, 1995:

                                   Amount and Nature of               Percent
Identity of Person                 Beneficial Ownership(1)            of Class

Bernard M. Gordon                  4,720,192 shares (2)(3)            38.0%

Bruce R. Rusch                        45,000 shares (4)               *

John A. Tarello                       40,000 shares (4)(5)            *

M. Ross Brown                         35,000 shares (4)               *

Gerald L. Wilson                       2,000 shares (5)               *

Edward F. Voboril                      5,000 shares (5)               *

Bruce W. Steinhauer                    1,667 shares (5)

All Directors and Executive
Officers as a group
(8 persons)                        4,876,359 shares (4)(5)            39.2%
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

Item 13.   Certain Relationships and Related Transactions

     Mr. Bernard M. Gordon and Mr. Bernard L. Friedman, the
Company's former Vice Chairman of the Board (Mr. Friedman resigned on July 31, 1993), each own 50% interest in a limited partnership (Audubon Realty), which owns the Danvers, Massachusetts facilities leased by the Company for a term to July 31, 2001. These facilities include a 50,000 square foot building completed in 1978; a 40,000 square foot addition to that building, completed in 1982; and an 80,000 square foot building which the Company moved into during 1980. The fixed annual rent on the entire 170,000 square feet was increased from $1,042,000 to $1,125,000 effective March 1, 1995, and shall be adjusted as of March 1 every third year to reflect increases in the cost of living. Both of the facilities are sublet on a self-renewing lease to Siemens Medical Electronics, Inc. for a term which as presently extended will end on December 1, 1997, subject to an eighteen-month notice of cancellation, on a triple-net basis.

     Mr. Gordon and Mr. Friedman each own a 50% interest in a limited partnership which owns the facility located at 360 Audubon
Road, Wakefield, Massachusetts, which is leased by the Company for a term to July 31, 2003. This facility has been utilized by the Company for manufacturing and office space since May 1, 1981. The current annual rent for this facility is $315,000. The terms of this lease provide for rental adjustments every three years to reflect increases in the cost of living. The next scheduled rent adjustment date is May 1, 1996. The legal proceedings which arose between the Company and Mr. Friedman, in his capacity as General Partner of Audubon Realty
Trust, with respect to the amount of rent payable under the terms of this lease has been settled, as more fully described in Item 3 of this report, "Legal Proceedings" on Page 10.

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

         (b)     Certain Business Relationships:

                 None

         (c)     Indebtedness of Management:

                 None

         (d)     Transactions with Promoters:

                 None

PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON
               FORM 8-K
                                                        Page
                                                       Number

a)  1. Financial Statements

        Report of independent accountants                     32

        Consolidated balance sheets at
        July 31, 1995 and 1994                             33 - 34

        Consolidated statements of income
        for the years ended July 31,
        1995, 1994, and 1993                                  35

        Consolidated statements of stockholders'
        equity for the years ended July 31, 1995,
        1994, and 1993                                     36 - 39

        Consolidated statements of cash flows for the
        years ended July 31, 1995, 1994, and 1993          40 - 41

        Notes to consolidated financial statements         42 - 58

    2.   Financial Statement Schedule

          II  -  Valuation and qualifying accounts            59

         Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto.

    3.   Exhibits  -  See Index to Exhibits                60 - 64

(b)      Report on Form 8-K

         No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 1995.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ANALOGIC CORPORATION



                                       By     /s/ Bernard M. Gordon
                                         Bernard M. Gordon
                                         Chairman of the Board and
                                         Chief Executive Officer



Date:    October 5, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    October 5, 1995                     /s/ Bernard M. Gordon
                                       Chairman of the Board,
                                       Chief Executive Officer and Director

Date:    October 5, 1995                     /s/ Bruce R. Rusch
                                       President,
                                       Chief Operating Officer and Director

Date:    October 5, 1995                     /s/ John A. Tarello
                                       Senior Vice President, Treasurer
                                       and Director

Date:    October 5, 1995                     /s/ M. Ross Brown
                                       Vice President and Director

Date:    October 5, 1995                     /s/ Gerald L. Wilson
                                       Director

                             REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Analogic Corporation
Peabody, Massachusetts

We have audited the accompanying consolidated balance sheets of Analogic Corporation and subsidiaries as of July 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows and the financial statement schedule listed in
Item 14(a) of this Form 10-K for each of the three years in the period ended July 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analogic Corporation and subsidiaries as of July 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
September 8, 1995

Analogic Corporation and Subsidiaries
Consolidated Balance Sheets (000 omitted)

                                                        JULY 31,
                                                     1995        1994
Assets
  Current assets:
    Cash and cash equivalents                        $12,404     $23,571
    Marketable securities, at market                  87,398      70,825
    Accounts and notes receivable,
      net of allowance for doubtful accounts
      (1995, $1,361 ; 1994, $1,339)                   43,980      34,678
    Accounts receivable, affiliate                     1,232         961
    Inventories                                       46,287      41,169
    Prepaid expenses and other current assets          5,108       5,536

           Total current assets                      196,409     176,740

  Property, plant and equipment, at cost:
    Land and land improvements                         4,252       4,252
    Buildings                                         36,768      36,529
    Property under capital leases                      6,841       6,841
    Leasehold and capital lease improvements           2,158       2,158
    Manufacturing equipment                           60,850      55,904
    Furniture and fixtures                            18,642      17,438
    Motor vehicles                                     1,206         897

                                                     130,717     124,019
     Less accumulated depreciation and
       amortization                                   80,955      76,088

                                                      49,762      47,931

  Investments in and advances to
    affiliated companies                               6,574       7,977

  Excess of cost over acquired net assets,
    net of accumulated amortization                      681       1,347

  Other assets, including unamortized
    software costs (1995, $6,413 ;
    1994, $5,244)                                      6,772       5,625

                                                    $260,198    $239,620

The accompanying notes are an integral part of these financial statements

Analogic Corporation and Subsidiaries
Consolidated Balance Sheets (000 omitted)
                                                       JULY 31,
                                                1995        1994
Liabilities and Stockholders' Equity
  Current liabilities:
    Mortgage and other notes payable               $365      $1,975
    Obligations under capital leases                393         357
    Accounts payable, trade                      12,467       7,568
    Accrued employee compensation
      and benefits                                9,008       8,639
    Accrued expenses                              6,545       6,298
    Accrued income taxes                          1,832       1,332
          Total current liabilities              30,610      26,169

  Long-term debt:
    Mortgage and other notes payable              7,016       7,381
    Obligations under capital leases              3,220       3,612

                                                 10,236      10,993

  Deferred income taxes                           4,683       4,128

  Minority interest in subsidiaries              12,489      12,120

  Excess of acquired net assets over cost, net    1,287       1,819

  Commitments

  Stockholders' equity:
    Common stock, $.05 par; authorized
      30,000,000 shares; issued 1995, 13,691,925
      shares; issued 1994, 13,602,325 shares        685         680
    Capital in excess of par value               20,517      19,911
    Retained earnings                           191,938     180,222
    Unrealized holding gains and losses           2,004
    Cumulative translation adjustments            2,846         558
                                                217,990     201,371
    Less:
      Treasury stock, at cost (1995, 1,269,280
        shares; 1994, 1,253,268 shares)          14,470      14,233
      Unearned compensation                       2,627       2,747

          Total stockholders' equity            200,893     184,391

                                               $260,198    $239,620

The accompanying notes are an integral part of these financial statements

Analogic Corporation and Subsidiaries
Consolidated Statements of Income (000 omitted, except share data)

                                                  YEARS ENDED JULY 31,
                                            1995        1994        1993
Revenues:
 Product and service, net                  $187,964    $177,175    $160,764
 Engineering and licensing                    6,070       2,776       4,237
 Other operating revenue                      9,720       9,166       8,556
 Interest and dividend income                 5,073       4,628       4,319
 Total revenues                             208,827     193,745     177,876
Cost of sales and expenses:
 Cost of sales:
  Product and service                       108,203      95,506      87,439
  Engineering and licensing                   2,769       2,929       2,850
  Other operating expenses                    5,294       5,258       5,095
 General and administrative                  17,188      15,492      14,918
 Selling                                     29,066      29,278      22,570
 Research and product development            29,890      26,100      25,634
 Interest expense                               812       1,167       1,019
 Loss on foreign exchange                       666
 Amortization of excess of cost over
  acquired net assets                           317         387         361
 Amortization of excess of acquired
  net assets over cost                         (533)       (577)       (266)
 Total cost of sales and expenses           193,672     175,540     159,620

Income from operations                       15,155      18,205      18,256

Gain on sale of marketable securities         1,736
Equity in net income (losses) of
  unconsolidated affiliates                               1,405         300

Income before income taxes                   16,891      19,610      18,556

Provision for income taxes                    3,667       3,038       5,549

Minority interest in net income of
  consolidated subsidiaries                     518       1,915         562

Net income                                  $12,706     $14,657     $12,445

Earnings per common and common
  equivalent share                            $1.02       $1.18       $1.01

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1995, 1994, and 1993 (000 omitted, except share
data)                                        Common stock    Capital in
                                                             excess of
                                      Shares      Amount     par value
Balance, July 31, 1992              13,146,758        $657     $14,516
Shares issued pursuant to
  stock grants, net of cancellations   188,750          10       2,669
Shares issued pursuant to
  stock options                        182,091           9       1,182
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                                               (5)
Income tax reduction relating
  to stock options                                                 445
Translation adjustments for the year
Net income for the year
Balance, July 31, 1993              13,517,599         676      18,807
Shares issued pursuant to
  stock grants, net of cancellations    48,750           2         696
Shares issued pursuant to
  stock options                         35,976           2         290
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                                               19
Income tax reduction relating
  to stock options                                                  99
Translation adjustments for the year
Net income for the year
Balance, July 31, 1994              13,602,325         680      19,911
Shares issued pursuant to
  stock grants, net of cancellations    39,500           2         608
Shares issued pursuant to
  stock options                         50,081           3         429
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                                               25
Income tax reduction relating
  to stock options                                                 126
Translation adjustments for the year
Net income for the year
Dividends paid
Unrealized holding gains and
  losses for the period
Other                                       19                    (582)
Balance, July 31, 1995              13,691,925        $685     $20,517
Analogic Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1995, 1994 and 1993 (000 omitted, except share
data) (continued)                                Unrealized     Cumulative
                                     Retained      holding      translation
                                     earnings   gains and losses adjustments
Balance, July 31, 1992                $153,120
Shares issued pursuant to
  stock grants, net of cancellations
Shares issued pursuant to
  stock options
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan
Income tax reduction relating
  to stock options
Translation adjustments for the year                                (614)
Net income for the year                 12,445
Balance, July 31, 1993                 165,565                      (614)
Shares issued pursuant to
  stock grants, net of cancellations
Shares issued pursuant to
  stock options
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan
Income tax reduction relating
  to stock options
Translation adjustments for the year                               1,172
Net income for the year                 14,657
Balance, July 31, 1994                 180,222                       558
Shares issued pursuant to
  stock grants, net of cancellations
Shares issued pursuant to
  stock options
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan
Income tax reduction relating
  to stock options
Translation adjustments for the year                               2,288
Net income for the year                 12,707
Dividends paid                            (991)
Unrealized holding gains and
  losses for the period                                2,004
Other
Balance, July 31, 1995                $191,938        $2,004      $2,846

Analogic Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1995, 1994 and 1993 (000 omitted except share
data) (continued)                        Treasury stock

                                      Shares      Amount
Balance, July 31, 1992              (1,078,751)   ($12,020)
Shares issued pursuant to
  stock grants, net of cancellations    (9,375)
Shares issued pursuant to
  stock options                         43,721         475
Purchases of treasury stock           (121,200)     (1,363)
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                    7,844          86
Income tax reduction relating
  to stock options
Translation adjustments for the year
Net income for the year
Balance, July 31, 1993              (1,157,761)    (12,822)
Shares issued pursuant to
  stock grants, net of cancellations   (10,000)
Shares issued pursuant to
  stock options                          5,000          54
Purchases of treasury stock            (97,800)     (1,543)
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                    7,293          78
Income tax reduction relating
  to stock options
Translation adjustments for the year
Net income for the year
Balance, July 31, 1994              (1,253,268)    (14,233)
Shares issued pursuant to
  stock grants, net of cancellations    (5,000)
Shares issued pursuant to
  stock options
Purchases of treasury stock            (19,200)       (326)
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                    8,188          89
Income tax reduction relating
  to stock options
Translation adjustments for the year
Net income for the year
Dividends paid
Unrealized holding gains and
  losses for the period
Other
Balance, July 31, 1995              (1,269,280)   ($14,470)
Analogic Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1995, 1994 and 1993 (000 omitted, except share
data) (continued)                                   Total
                                      Unearned   stockholders
                                    compensation    equity
Balance, July 31, 1992                    ($414)    $155,859
Shares issued pursuant to
  stock grants, net of cancellations     (2,679)
Shares issued pursuant to
  stock options                                        1,666
Purchases of treasury stock                           (1,363)
Amortization of
  unearned compensation                     388          388
Amounts related to employee
  stock purchase plan                                     81
Income tax reduction relating
  to stock options                                       445
Translation adjustments for the year                    (614)
Net income for the year                               12,445
Balance, July 31, 1993                   (2,705)     168,907
Shares issued pursuant to
  stock grants, net of cancellations       (698)
Shares issued pursuant to
  stock options                                          346
Purchases of treasury stock                           (1,543)
Amortization of
  unearned compensation                     656          656
Amounts related to employee
  stock purchase plan                                     97
Income tax reduction relating
  to stock options                                        99
Translation adjustments for the year                   1,172
Net income for the year                               14,657
Balance, July 31, 1994                   (2,747)     184,391
Shares issued pursuant to
  stock grants, net of cancellations       (610)
Shares issued pursuant to
  stock options                                          432
Purchases of treasury stock                             (326)
Amortization of
  unearned compensation                     730          730
Amounts related to employee
  stock purchase plan                                    114
Income tax reduction relating
  to stock options                                       126
Translation adjustments for the year                   2,288
Net income for the year                               12,707
Dividends paid                                          (991)
Unrealized holding gains and
  losses for the period                                2,004
Other                                                   (582)
Balance, July 31, 1995                  ($2,627)    $200,893
The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Cash Flows (000 omitted)
                                                  YEARS ENDED JULY 31,


                                                    1995   1994     1993
Cash flows from operating activities:
     Net income                                  $12,706  $14,657  $12,445
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Deferred income taxes                       255      920      (53)
         Depreciation                              6,365    6,598    7,725
         Amortization of capitalized software      2,355    1,602    1,218
         Amortization of excess of cost over net
          acquired assets                            317      387      361
         Amortization of excess of acquired net
          assets over cost                          (533)    (577)    (266)
         Amortization of other assets (deferred
          charges)                                    39        3       48
         Minority interest in net income of
          consolidated subsidiaries                  518    1,915      562
         Provision for losses on accounts
          receivable                                  21     (179)     120
         Gain on sale of marketable securities    (1,736)
         Loss (gain) on sale of equipment            (34)     (30)     140
         Excess of equity in losses (income) of
          unconsolidated affiliates over
          dividend received                                (1,105)     200
         Compensation from stock grants              731      656      388
         Changes in operating assets &
          liabilities Decrease (increase)
          in assets:
             Accounts and notes receivable        (8,561)  (3,543)   6,733
             Inventories                          (5,118)  (1,229)   1,876
             Prepaid expenses and other current
              assets                                (305)      75      886
             Other assets                            (17)      74     (138)
           Increase (decrease) in liabilities:
             Accounts payable, trade               4,899     (928)    (232)
             Accrued expenses and other current
              liabilities                            816      801   (5,723)
             Accrued income taxes                    501     (762)   1,205

    Total adjustments                                513    4,678   15,050

    Net cash provided by operating activities     13,219   19,335   27,495

Cash flows from investing activities:
    Investments in and advances to affiliated
     companies                                      (143)  (1,583)  (2,239)
    Additions to property, plant and equipment    (8,217)  (7,326)  (4,425)
    Capitalized software                          (3,524)  (3,305)  (2,127)
    Proceeds from sale of property, plant and
     equipment                                        55      114       64
    Purchases of marketable securities           (24,062) (12,600) (70,350)
    Maturities of marketable securities           10,475    9,115   63,625

Analogic Corporation and Subsidiaries
Consolidated Statements of Cash Flows (000 omitted) (continued)

                                                     YEARS ENDED JULY 31,

                                                    1995   1994     1993

    Acquisition of businesses, net of cash
     acquired                                                        3,239
    Proceeds from sale of marketable securities    2,300
  Net cash used by investing activities          (23,116) (15,585) (12,213)

Cash flows from financing activities:
    Payments on debt and capital lease
     obligations                                  (2,331)    (631)  (6,946)
    Purchase of common stock for treasury           (325)  (1,543)  (1,363)
    Purchase of common stock of majority owned
     subsidiary                                     (582)    (201)    (513)
    Issuance of common stock pursuant to stock
     options and employee stock purchase plan        672      542    2,191
    Dividends paid shareholders                     (992)

    Net cash used by financing activities         (3,558)  (1,833)  (6,631)

    Effect of exchange rate changes on cash        2,288    1,172

    Net increase (decrease) in cash and cash
     equivalents                                 (11,167)   3,089    8,651

Cash and cash equivalents, beginning of year      23,571   20,482   11,831

Cash and cash equivalents, end of year           $12,404  $23,571  $20,482


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

    Product, service, engineering and licensing export revenue, primarily from customers in Europe and Asia, amounted to approximately $65,200,000 or 34%, $60,800,000 or 34%, and $66,900,000 or 41% of total product, service, engineering and licensing revenue for the years ended July 31, 1995, 1994 and 1993, respectively.

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

                          ANALOGIC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Summary of business operations and significant accounting policies:
    (continued)

    (e)  Capitalized software costs:

         The Company capitalizes certain computer software costs which are amortized utilizing the straight-line method over the economic lives
         of the related products not to exceed three years.   Accumulated
         amortization approximated $7,676,000 and $5,321,000 at July 31, 1995 and 1994, respectively.

    (f)  Warranty costs:

         The Company provides for estimated warranty costs as products are shipped.

    (g)  Income taxes:

         The Company does not provide U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

    (h)  Earnings per share:

         Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are the same. The number of common and common equivalent shares utilized in the per share computations were 12,475,035, 12,433,821 and 12,301,007 in fiscal 1995, 1994 and 1993, respectively.

    (i)  Cash and cash equivalents:

         The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents. Cash equivalents amounted to approximately $9,004,000 and $21,135,000 at July 31, 1995 and 1994, respectively.

    (j)  Concentration of credit risk:

         The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution.

                           ANALOGIC CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Summary of business operations and significant accounting policies:
    (continued)

    (k)  Marketable securities:

         The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized.

    (l)  Basis of presentation:

         Certain financial statement items have been reclassified to conform to the current year's format.


2.  Business combinations:

    The Company's subsidiary, Camtronics, has entered into an agreement with the three founding stockholders ("Founders") who are also active employees of Camtronics. The agreement requires Camtronics to purchase up to 5% of the shares of common stock originally issued to the Founders at their option during each fiscal year from 1992 through 1995 pursuant to a predetermined formula. Commencing in 1996, the percentage of originally issued shares which a Founder may require Camtronics to purchase shall be negotiated and agreed upon by the Company. Absent an agreement for a higher amount, the percentage shall be no less than 5% per year. Furthermore, if a Founder does not exercise his right to cause Camtronics to purchase his outstanding shares, such rights shall not lapse, but shall be cumulative and may be exercised thereafter. The Company's ownership of Camtronics increased from approximately 65% in fiscal 1992 to approximately 68% in fiscal 1995 as a result of the Founders exercising their conversion rights to sell 5% of their shares for the amount of $244,000, $202,000, and $513,000 during fiscal 1995, 1994, and 1993, respectively. The carrying value of the Company's total investment in Camtronics exceeded its portion of underlying equity in net assets by approximately $1,453,000. This excess is being amortized over a 10 year period.

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

                        ANALOGIC CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Business combinations: (continued)

    Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B&K's results from operations have been included in the Company's consolidated financial statements beginning January 1, 1993. The Company's equity in net assets of B&K exceeded the purchase price by approximately $2,662,000. This excess of acquired net assets over cost is being amortized over a 5 year period beginning in January, 1993. Accumulated amortization amounted to $1,376,000 and $843,000 as of July 31, 1995 and 1994, respectively.

    On April 1, 1992, the Company acquired all of the common stock of SKY Computers, Inc. (SKY) for $3,161,000 in cash. The carrying value of the Company's investment in SKY exceeded its equity in net assets by approximately $895,000. This excess is being amortized over a 5 year period. Accumulated amortization was $597,000 and $418,000 as of July 31, 1995 and 1994, respectively.

3.  Inventories:

    The components of inventory are as follows:
                                                July 31
                                           1995              1994
    Raw materials                      $18,883,000        $16,711,000
    Work-in-process                    16,037,000          14,982,000
    Finished goods                      11,367,000          9,476,000
                                       $46,287,000        $41,169,000

4.  Investments in and advances to affiliated companies:

    The Company owns 50% of Analogic Scientific, Inc. ("Scientific"), a joint venture corporation with Kejian Corporation of The People's Republic of China. The Company's original investment of $1,500,000 has been accounted for using the equity method of accounting. The Company's share of Scientific's income amounted to $2,000,000 in each of the fiscal years 1994 and 1993 and the Company did not report any income in fiscal 1995 related to this investment. Dividends received from Scientific

                  ANALOGIC CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.  Investments in and advances to affiliated companies: (continued)

    amounted to $300,000 in fiscal 1994 and $500,000 in fiscal 1993. No dividends were received in fiscal 1995. The carrying value of this investment was $5,700,000 at July 31, 1995 and 1994. Transactions with Scientific for fiscal years 1995, 1994 and 1993 consisted of revenues of approximately $1,076,000, $2,990,000 and $2,542,000, respectively. At
    July 31, 1995 and 1994, accounts receivable from this affiliate were $1,232,000 and $961,000, respectively.

    On August 14, 1992, Analogic invested $1,052,000 for a 34% interest in a privately-held company located in Canada. This company is in the business of designing, manufacturing and distributing medical electronic equipment. Subsequent to August 14, 1992, the Company invested an additional $1,187,000 increasing its equity interest to 41.5% as of July 31, 1993. During the first quarter of fiscal 1994, the Company invested an additional $760,000 increasing its equity interest to 44%. In connection with this investment, a charge of $595,000 and $1,700,000 resulting from the Company's share of losses had been recorded in fiscal 1994 and 1993, respectively.

    During January, 1994, the Company transferred its 44% interest in the privately-held company to Park Meditech, Inc. ("Park"), located in Toronto, Canada in exchange for 6,000,000 shares of Park common stock plus 1,000,000 common stock warrants. Each warrant is exercisable at the price of $5.00 (Canadian) into one share of Park common stock, and may be exercised through April 1996. During April, 1994, the Company purchased 300,000 units of Park for $824,000. Each unit consists of one common share of Park stock and one-half of a Share Warrant. Each
    Share Warrant is convertible to one common share of Park for a price of $4.00 (Canadian) on or before December 15, 1995.

    During June, 1995, the Company loaned Park $1,500,000, structured as a convertible subordinated promissory note, with interest at 8%, payable quarterly, and principal due on or before June 1, 1996. This note is convertible, at the option of the Company, into 600,000 common shares of Park stock until June 1, 1996. In addition, the Company has warrants convertible to 200,000 common shares of Park stock at a price of $2.50
    (US) until June 1, 1997.

    During July, 1995 the Company sold 2,300,000 common shares of Park Common stock for a net price of $1.00 per share resulting in a gain of $1,736,000. The Company currently owns 4,000,000 shares or approximately 15% of the outstanding shares of Park.

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Investments in and advances to affiliated companies:  (continued)

    Park shares are currently traded on the Montreal Exchange (PKM) as well as the NASDAQ small cap exchange (PMDTF). The investment in Park is included in marketable securities at July 31, 1995.

    During fiscal 1991, the Company invested $750,000 for a 25% interest in a limited partnership which owns approximately 41% interest in a company which designs, manufactures and distributes electronic medical imaging equipment. The investment in the limited partnership is accounted for using the cost method, as the Company is a limited partner, and accordingly, has no influence over the partnership.

                           ANALOGIC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Mortgage and other notes payable:

    Mortgage and other notes payable consists of the following:
                                                             July 31
                                                       1995           1994
     3% mortgage note payable, due 2017,
    payable quarterly, collateralized by
    land, office and manufacturing
    facilities                                      $ 5,699,000    $5,877,000

    Business Development Revenue Bonds,
    interest of approximately 7% payable
    quarterly, annual principal payments
    of $150,000 through September 1, 2005,
    collateralized by land, office and
    manufacturing facilities; is callable at
    the Company's option at face value without
    penalty from September 1, 1996 through
    August 31, 1997                                   1,650,000    1,800,000


    11% unsecured term loan, principal and
    interest payments due December 31, 1994                        1,605,000

    Term loan, at prime rate, (8.75% at July 31,
    1995), due April, 1996, payable in monthly
    installments, collateralized by computer
    equipment and software                               32,000       74,000
                                                      7,381,000    9,356,000

    Less current portion                                365,000    1,975,000

                                                    $ 7,016,000  $ 7,381,000


    Principal maturities in each of the next five fiscal years on the above notes are as follows: 1996, $365,000; 1997, $339,000; 1998, $344,000;
    1999, $350,000; 2000, $356,000.

                           ANALOGIC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6.  Lease commitments and related party transactions:

    The Company leases three operating facilities from a partnership in which the Chairman and the former Vice Chairman are partners under leases that have been accounted for as capital leases. Certain leases contain contingent rentals based upon cost of living adjustments. Contingent rentals were not significant in 1995, 1994 and 1993.

    One of the Company's wholly-owned subsidiaries leases certain machinery and equipment under capital lease agreements which expire in 1996.

    Property under capital leases is included in property, plant and equipment, as follows:

                                                 July 31
                                       1995                   1994
    Land and buildings             $ 6,251,000             $ 6,251,000
    Machinery and equipment            590,000                 590,000
                                     6,841,000               6,841,000
    Less accumulated amortization    5,017,000               4,692,000
    Net capital lease assets       $ 1,824,000             $ 2,149,000


    Certain of the Company's subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases expire through 1998 and contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

    Rent expense approximated $610,000, $814,000 and $329,000 (net of sublease income of $1,179,000, $1,199,000 and $1,103,000) in fiscal
    1995, 1994 and 1993, respectively.

                           ANALOGIC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Lease commitments and related party transactions: (continued)

    The following is a schedule by year of future minimum lease payments at July 31, 1995:

                                           Capital           Operating
         Fiscal Year                       Leases             Leases
              1996                       $812,000            $ 910,000
              1997                        812,000              652,000
              1998                        812,000              621,000
              1999                        812,000              289,000
              2000                        812,000               40,000
              Last years
              (through 2003)            1,390,000
                                       $5,450,000           $2,512,000
    Less amount representing
      interest, at 9.5% - 17.6%         1,837,000

         Present value of minimum lease
           payments (includes current
           portion of $393,000)        $3,613,000


    Future minimum lease payments under capital leases have not been reduced for sublease rental income of approximately $1,179,000.

    Included in accounts and notes receivable are $200,000 of convertible debentures from UltraAnalog, Inc., a manufacturer of analog-to-digital and digital-to-analog converters. Bernard M. Gordon, the Company's Chairman, owns 72% of the outstanding common stock of UltraAnalog, Inc. which the Company, solely at its option, has the right to acquire at his cost.

7.  Stock option and stock bonus plans:

    At July 31, 1995, the Company had three key employee stock option plans; two of which have lapsed as to the granting of options. In addition, the Company has one key employee stock bonus plan, one non-employee director stock option plan and one employee stock purchase plan.

    Options granted under four stock option plans become exercisable in installments commencing no earlier than one year from the date of grant and no later than five years from the date of grant. Options issued under the plans are non-qualified options or incentive stock options and are issued at prices of not less than 100% of the fair market value at the date of grant. Tax benefits from early disposition of the stock by optionees under incentive stock options, and from exercise of non-qualified options are credited to capital in excess of par value.

                           ANALOGIC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Stock option and stock bonus plans: (continued)

    Under the Company's key employee stock bonus plan, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plan may not dispose or otherwise transfer stock granted for three years from date of grant. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Amortization of $730,000, $656,000 and $388,000 was recorded in fiscal 1995, 1994 and 1993, respectively.

    Under the employee stock purchase plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding fair market value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 8,188 in 1995, 7,293 in 1994 and 7,844 in 1993.

    At July 31, 1995, 1,108,162 shares were reserved for grant under the above stock option, bonus and purchase plans.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Stock option and stock bonus plans:  (continued)

     The following table sets forth the stock option transactions for the years ended July 31, 1995, 1994 and 1993:
                      1995                   1994               1993
              Option      Number     Option    Number    Option    Number
              price per     of      price per    of      price per   of
              share      shares     share     shares      share    shares
Options
outstanding,
beginning
of year  $7.125-$18.00 359,729  $7.125-$16.125 325,955 $7.125-$14.00 519,130

Options
granted   16.50-18.25  164,850  14.750-18.00   109,125 10.875-16.125  82,950

Options
exercised  7.125-11.75 (50,081)  7.125-14.00   (40,976) 7.125-14.00 (225,812)

Options
cancelled              (27,996)                (34,375)              (50,313)

Options
outstanding,
end of year 7.125-18.25 446,502  7.125-18.00   359,729  7.125-16.125 325,955

Options
exercisable,
end of year 7.125-16.50 140,406  7.125-11.75  113,791   7.125-14.875 113,458

8.   Profit sharing retirement plan:

     The Company has a qualified Profit Sharing Retirement Plan for the benefit of eligible employees. The plan provides that the Company shall make contributions from current or accumulated earnings as determined by the Board of Directors. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. Profit sharing expense amounted to $700,000 in 1995, $660,000 in 1994 and $600,000 in
     1993.

     The Company has 401(K) plans under which employees can contribute up to 15% of their annual base income, not to exceed the maximum amount allowable under the Internal Revenue Code in any one calendar year.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Interest:

     Total interest incurred amounted to $988,000, $1,261,000 and $1,089,000 in 1995, 1994 and 1993, respectively, of which $176,000 in 1995, $94,000 in 1994 and $70,000 in 1993 was capitalized.

10.  Income taxes:

     The components of the provision for income taxes are as follows:

                                             July 31

                             1995          1994                 1993
Current income taxes:
 Federal                $ 2,795,000     $ 1,746,500          $4,491,000
 State and Foreign          617,000         371,000           1,111,000
                          3,412,000       2,117,500           5,602,000

Deferred income taxes (benefit):
 Federal                    291,000         915,000           (  39,000)
 State and foreign      (    36,000)          5,000           (  14,000)
                            255,000         920,000           (  53,000)
                         $3,667,000     $ 3,037,500          $5,549,000

     The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

                                             July 31
                             1995            1994                1993
Unrealized equity
 gain/loss                 $493,000        $424,000          (  $78,000)
Capitalized software        151,000         325,000              99,000
Depreciation                306,000         370,000          (    6,000)
Bad debts                    17,000           6,000          (   12,000)
Inventory valuation       (  42,000)      (  11,000)         (   56,000)
Benefit Plans             ( 486,000)      (  18,000)             79,000
Other items, net          ( 184,000)      ( 176,000)        (    79,000)
                        $   255,000      $  920,000         ($   53,000)

    Income (loss) before income taxes from domestic and foreign operations is as follows:
                                          July 31

                            1995             1994                 1993

    Domestic            $17,942,000    $17,356,000         $19,686,000
     Foreign             (1,051,000)     2,254,000          (1,130,000)
                        $16,891,000    $19,610,000         $18,556,000

                                ANALOGIC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10.  Income taxes:  (continued)
     The components of the deferred tax assets and liabilities are as follows:
                                                    Deferred Tax  Deferred Tax
                                                       Assets      Liabilities
     July 31, 1995
     Depreciation                                                 $ 2,614,000
     Bad debt allowance                             $   145,000
     Capitalized interest and other costs               305,000       452,000
     Inventory                                          445,000
     Warranty                                           589,000
     Benefit plans                                    1,165,000
     Lease transactions                                 720,000
     Unrealized equity gain/loss                        400,000    1,630,000
     Capitalized software                                          1,852,000
     Business credit carryforwards                      742,000
     Alternative minimum tax credit
      carryforwards                                     997,000
     Miscellaneous                                      277,000
                                                      5,785,000    6,548,000
     Valuation allowance                             (1,491,000)
                                                    $ 4,294,000  $ 6,548,000

     July 31, 1994
     Depreciation                                                $ 2,308,000
     Bad debt allowance                             $  162,000
     Capitalized interest and other costs              289,000       440,000
     Inventory                                         403,000
     Warranty                                          518,000
     Benefit plans                                     684,000
     Lease transactions                                737,000
     Unrealized equity gain/loss                       890,000     1,628,000
     Capitalized software                                          1,701,000
     Business credit carry forwards                    483,000
     Alternative minimum tax credit
       carryforwards                                 1,086,000
     Miscellaneous                                     210,000
                                                     5,462,000     6,077,000
     Valuation allowance                           ( 1,384,000)
                                                   $ 4,078,000   $ 6,077,000
    Included in prepaid expenses and other current assets is $2,429,000 and $2,129,000 of current deferred tax assets at July 31, 1995 and 1994, respectively.

                       ANALOGIC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.  Income taxes:  (continued)

     A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

                                                     Year Ended July 31,


                                                    1995     1994     1993
     U.S. federal statutory tax rate                35%      35%      35%

     Tax loss on dissolution of foreign
      subsidiary                                              ( 9 )
     Foreign sales corporation tax benefit          ( 3 )     ( 2 )   ( 2 )
     State income taxes, net of
      federal tax benefit                             1         1       1
     Tax exempt interest                            ( 8 )    ( 6 )    ( 6 )
     Net losses (profits) of
      subsidiaries and affiliates
      not taxed                                              ( 1 )      3
     Alternative minimum tax                                   3
     Other items, net                               ( 3 )    ( 5 )    ( 1 )
     Effective tax rate                               22%      16%      30%




     The Internal Revenue Service has examined the Company's federal consolidated income tax returns through fiscal 1992. Following a routine audit, the Company has been notified by the Internal Revenue Service that it proposes to adjust the Company's tax returns for the years 1990 through 1992 by increasing its tax liability for those years by $2,837,473, $2,151,574 and $1,762,849, respectively. The major claims relate to an alleged forgiveness of debt arising from the acquisition of property from a subsidiary of the FDIC and an alleged excess accumulation of earnings.

     The transaction concerning the forgiveness of debt was conducted in accordance with guidelines established by the Company's independent auditors, which they advised were in compliance with IRS Regulations. Accordingly, the Company believes that the claim is without merit.

                         ANALOGIC CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Income taxes:  (continued)

     Similarly, the Company's counsel believes that the claims concerning excess accumulation of earnings are without foundation and are erroneously based upon a lack of understanding of the nature of the Company's business. The Company has filed a protest to the IRS which vigorously contests these ill founded claims and believes that it will prevail.

     Two of the Company's subsidiaries have elected to be taxed as Foreign Sales Corporations (FSC).

     The Company has research and experimental tax credits carryforwards of approximately $742,000 expiring in various years through 2010.

                          ANALOGIC CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Quarterly results of operations (unaudited):

     The following is a summary of unaudited quarterly results of operations for the years ended July 31, 1995 and 1994.

                      Total           Net             Earnings
                    revenues          income          per share

        1995
     quarters

     First        $ 50,931,000     $  3,474,000      $ .28

     Second         52,537,000        3,132,000        .25

     Third          49,104,000        1,866,000        .15

     Fourth         56,255,000        4,234,000        .34

       Total      $208,827,000     $ 12,706,000     $ 1.02

       1994
     quarters

     First        $ 46,105,000     $  3,201,000     $ .26

     Second         49,587,000        3,762,000       .30

     Third          47,125,000        3,572,000       .29

     Fourth         50,928,000        4,122,000       .33

       Total      $193,745,000     $ 14,657,000     $1.18

12.  Transactions with major customers:
     One export customer accounted for approximately $27,700,000 or 14%, $25,700,000 or 14% and $22,000,000 or 13% of total product, service, engineering and licensing revenue in 1995, 1994 and 1993, respectively. Of the total product, service, engineering and licensing revenue, one domestic customer accounted for approximately
     $21,100,000 or 11%, $23,700,000 or 13% and $23,000,000 or 14% in
     1995, 1994 and 1993, respectively.

                         ANALOGIC CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.  Supplemental disclosure of cash flow information:

     During fiscal years 1995, 1994 and 1993, interest paid amounted to $1,371,000, $1,039,000 and $1,092,000, respectively.

     Income taxes paid during fiscal years 1995, 1994 and 1993 amounted to $2,802,000, $3,763,000 and $4,262,000, respectively.

14.  Fair value of financial instruments:

     The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The Company believes similar terms for mortgage and other notes payable would be attainable. The fair value of marketable securities are estimated based on quoted market prices for these securities. At July 31, 1995, estimated fair values of the Company's financial instruments are as follows:

                                           Carrying              Fair
                                            Amount                 Value

     Cash and cash equivalents             $12,404,000         $12,404,000
     Marketable securities                  87,398,000          87,398,000
     Mortgage and other notes payable        7,381,000           7,381,000


15.  Foreign Operations

     Financial information relating to the Company's foreign and domestic operations for fiscal 1995 are as follows:

                              Foreign          Domestic            Total
     Revenue                $31,522,000     $177,305,000       $208,827,000
     Income (loss) from
     Operations              (1,051,000)      16,206,000         15,155,000
     Identifiable assets     29,313,000      230,885,000        260,198,000

ANALOGIC CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

          Column A                 Column B          Column C          Column D    Column E    Column F

                                               Additions      (1)
                                              charged to   Additions
                                  Balance at  profit and    charged   Deductions                Balance
                                   beginning    loss or    to other      from                   at end
         Description               of period    income     accounts    reserves   Recoveries   of period

Year ended July 31, 1995:
  Allowance for doubtful
   accounts                       $1,339,000    $188,000               ($166,000)             $1,361,000
  Deferred Tax Valuation Allowance 1,384,000     107,000                                       1,491,000


Year ended July 31, 1994:
  Allowance for doubtful
   accounts                       $1,518,000     $65,000               ($244,000)             $1,339,000
  Deferred Tax Valuation Allowance 1,350,000      34,000                                       1,384,000


Year ended July 31, 1993:
  Allowance for doubtful
   accounts                         $620,000    $181,000    $778,000    ($61,000)             $1,518,000
  Deferred Tax Valuation Allowance 1,986,000    (636,000)                                      1,350,000

(1)  Reserve addition from the purchase of a company


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

B&K Medical A/S                                             Denmark

Camtronics Foreign Sales Corporation                        Virgin Islands

Camtronics, Ltd.                                            Wisconsin

SKY COMPUTERS, Incorporated                                 Massachusetts

SKY Limited                                                 England

                             CONSENT  OF INDEPENDENT
ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Analogic Corporation on Form S-3 (File Nos. 2-96488, 33-1089 and 33-
1463) and Form S-8 (File Nos. 2-95091, 33-5913, 33-6835, 33-53381 and
33-27372) of our report dated September 8, 1995, on our audits of the consolidated financial statements and financial statement schedule of Analogic Corporation at July 31, 1995 and 1994, and for the years ended July 31, 1995, 1994, and 1993, which report is included in the Annual Report on Form 10-K.




COOPERS & LYBRAND L.L.P.
October 3, 1995