Form 10-Q
period 1995-10-31
ANALOGIC CORP
filed 1995-12-13
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          October 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at October 31, 1995 was 12,431,020

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     October 31, 1995 and July 31, 1995                            3

     Consolidated Condensed Statements of Income
     Three Months Ended October 31, 1995 and 1994                  4

     Consolidated Condensed Statements of Cash Flows
     Three Months Ended October 31, 1995 and 1994                5 - 6

     Notes to Consolidated Condensed Financial Statements          7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8 - 9



Part II Other Information                                       10 - 11

     Index to Exhibits                                             12

     Exhibit 11 - Calculation of Earnings per Share                13

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)
                                                 October 31,     July 31,*
                                                    1995           1995
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 12,668       $ 12,404
   Marketable securities, at market                 85,302         87,398
   Accounts and notes receivable, net               39,533         45,212
   Inventories                                      50,724         46,287
   Prepaid expenses and other current assets         5,110          5,108
      Total current assets                         193,337        196,409
 Property, plant and equipment, net                 49,266         49,762
 Investments in and advances to affiliated companies 6,483          6,574
 Excess of cost over acquired net assets,
   net of accumulated amortization                     602            681
 Other assets, including unamortized software
   costs ($6,490 and $6,413)                         7,458          6,772
                                                  $257,146       $260,198
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    356       $    365
   Obligations under capital leases                    404            393
   Accounts payable, trade                          14,063         12,467
   Accrued employee compensation and benefits        7,468          9,008
   Accrued expenses                                  4,848          6,545
   Accrued income taxes                              1,353          1,832
   Accrued dividends payable                           497
      Total current liabilities                     28,989         30,610
 Long-term debt:
   Mortgage and other notes payable                  6,819          7,016
   Obligations under capital leases                  3,114          3,220
 Deferred income taxes                               4,690          4,683
 Minority interest in subsidiaries                  10,822         12,489
 Excess of acquired net assets over cost, net
   of accumulated amortization                       1,154          1,287
 Stockholders' equity:
   Common stock, $.05 par                              685            685
   Capital in excess of par value                   20,517         20,517
   Retained earnings                               192,800        191,938
   Unrealized holding gains and losses               2,311          2,004
   Cumulative translation adjustments                2,223          2,846
   Treasury stock, at cost                         (14,449)       (14,470)
   Unearned compensation                            (2,529)        (2,627)
                                                   201,558        200,893
                                                  $257,146       $260,198

* See note 2 of notes to consolidated condensed financial statements for further information.
The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                                  Three Months Ended
                                                       October 31,
Revenues:                                            1995      1994
  Product and service, net                         $39,489   $45,015
  Engineering and licensing                          1,400     1,688
  Other operating revenue                            3,228     3,006
  Interest and dividend income                       2,362     1,222
     Total revenues                                 46,479    50,931

Costs and expenses:
  Cost of sales:
     Product and service                            24,927    25,140
     Engineering and licensing                       1,339       598
     Other operating expenses                        1,538     1,447
  General and administrative                         4,283     4,493
  Selling                                            6,885     7,061
  Research and product development                   6,902     7,569
  Interest expense                                     185       240
  (Gain) loss on foreign exchange                      (61)      247
  Amortization of excess of acquired
   net assets over cost                               (133)     (133)
  Amortization of excess of cost
   over acquired net assets                             79        97
     Total cost of sales and expenses               45,944    46,759

Income before income taxes                             535     4,172

Provision (benefit) for income taxes                  (283)      855

Minority interest in net loss
  of consolidated subsidiaries                        (541)     (157)
Net income                                         $ 1,359   $ 3,474

Average common and common
  equivalent shares outstanding                     12,540    12,441

Earnings per common and common
  equivalent share                                   $0.11     $0.28

Dividends declared per share                         $0.04      NONE

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)
                                                      Three Months Ended
                                                           October 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                    1995      1994
  Net income                                           $ 1,359   $ 3,474
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                        1,540     1,612
     Amortization of capitalized software                  477       581
     Amortization of excess of cost over
      acquired net assets                                   79        97
     Amortization of excess of acquired net
      assets over cost                                    (133)     (133)
     Minority interest in net loss of
      consolidated subsidiaries                           (541)     (157)
     Compensation from stock grants                        166       177
     Gain sale of equipment                                 (4)       (8)
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                     5,679      (895)
       Inventories                                      (4,437)   (3,733)
       Prepaid expenses and other current assets          (194)      (90)
       Other assets                                       (609)        6
      Increase (decrease) in liabilities:
       Accounts payable, trade                           1,596     1,909
       Accrued expenses and other current liabilities   (4,279)   (1,166)
       Accrued and deferred income taxes                  (280)      881
       Accrued dividends payable                           497
  TOTAL ADJUSTMENTS                                       (443)     (919)
  NET CASH PROVIDED BY OPERATING ACTIVITIES                916     2,555
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (1,044)   (2,123)
  Capitalized software                                    (554)     (798)
  Purchases of marketable securities                    (9,750)   (7,415)
  Maturities of marketable securities                   12,160     3,960
  Proceeds from sale of property, plant and equipment        4         8
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES         816    (6,368)

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                (UNAUDITED)
                               (000 omitted)
                                                      Three Months Ended
                                                           October 31,
                                                          1995      1994



CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations          (301)     (202)
  Purchase of common stock for treasury                             (113)
  Purchase of common stock of majority owned subsidiary   (116)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                         69        23
  Dividends declared to shareholders                      (497)
  NET CASH USED BY FINANCING ACTIVITIES                   (845)     (292)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (623)      886
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     264    (3,219)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          12,404    23,571
CASH AND CASH EQUIVALENTS, END OF PERIOD               $12,668   $20,352

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of October 31, 1995 and July 31, 1995, the results of its operations for the three months ended October 31, 1995 and 1994 and statements of cash flows for the three months then ended. The results of the operations for the three months ended October 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1996.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

2. Financial statements, with the exception of the July 31, 1995 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 1995 contains data derived from audited financial statements.

3. The inventories as of October 31, 1995 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                        October 31,          July 31,
                                           1995                1995
          Raw materials                 $20,165,000         $18,883,000
          Work-in-process                17,458,000          16,037,000
          Finished goods                 13,101,000          11,367,000
                                        $50,724,000         $46,287,000

4. Total interest expense, amounted to $228,000 of which $43,000 was capitalized during the three months ended October 31, 1995. Interest paid amounted to $245,000 and $242,000 during the three months ended October 31, 1995 and 1994, respectively.

5. Income taxes paid during the three months ended October 31, 1995 and 1994 amounted to $180,000 and $61,000, respectively.

6. The Company declared a dividend of $.04 per common share on October 5, 1995, payable on November 3, 1995 to shareholders of record on October 20, 1995.

7. Certain financial statement items have been reclassified to conform to the current periods' format.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's balance sheet at October 31, 1995 reflects a current ratio of
6.7 to 1 compared to 6.4 to 1 at July 31, 1995. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 71% of current assets at October 31, 1995. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.28 to 1 at October 31, 1995 and 0.30 to 1 at July 31, 1995.

Capital expenditures totaled approximately $1,044,000 during the three months ended October 31, 1995.

RESULTS OF OPERATIONS
Three Months Fiscal 1996 (10/31/95) vs. Three Months Fiscal 1995 (10/31/94)

Product, service, engineering and licensing revenues for the three months ended October 31, 1995 were $40,889,000 as compared to $46,703,000 for the same period last year. The decrease of $5,814,000 was principally due to a decrease in sales of Medical Technology Products of $6,914,000 offset by increased sales of Signal Processing Technology Products of $725,000 and Industrial Technology Products of $375,000. Other operating revenue of $3,228,000 and $3,006,000 represents revenue from the Hotel operation for the three months ending October 31, 1995 and 1994, respectively. The increase in interest and dividend income is primarily due to dividends received resulting from the Company's investment in a limited partnership.

The percentage of total cost of sales to total net sales for the three months of fiscal 1996 and fiscal 1995 were 64% and 55%, respectively. The increase was primarily due to higher direct material costs, less favorable product mix, lower selling prices caused by competitive pressures in certain ultrasound medical technology products, additional manufacturing costs associated with the introduction of new products for the medical and industrial markets and lower sales volume. Operating costs associated with the Hotel during the three months of fiscal 1996 and 1995 were $1,538,000 and $1,447,000, respectively.

General and administrative and selling expenses decreased $386,000 primarily due to a cost reduction program and a reduction in advertising expense. Research and product development expenses decreased $667,000 primarily due to a reduction in the engineering effort applicable to the development of the mobile CAT Scanner.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Three Months Fiscal 1996 (10/31/95) vs. Three Months Fiscal 1995 (10/31/94) (continued)

A gain on foreign exchange of $61,000 was realized during the first quarter of fiscal 1996 versus a loss of $247,000 for the same period last year.

Computer software costs of $554,000 and $749,000 were capitalized in the first three months of fiscal 1996 and 1995, respectively. Amortization of capitalized software amounted to $477,000 and $581,000 in the first three months of fiscal 1996 and 1995, respectively.

Minority interest in the net loss of the Company's consolidated subsidiary, Camtronics, for the three months ended October 31, 1995 amounted to $33,000 compared to minority interest in the net income of Camtronics of $288,000 for the three months ended October 31, 1994.

Minority interest in the net loss of B&K for the three months ended October 31, 1995 and 1994 amounted to $508,000 and $445,000, respectively.

The tax benefit in the quarter ended October 31, 1995 was primarily a result of the benefit at the statutory tax rate on the loss of the Company's subsidiary in Denmark offset, in part, by the utilization of the alternative minimum tax benefit carry forwards applicable to profits of the remainder of the Company.

Net income for the three months ended October 31, 1995 was $1,359,000 or $.11 per share as compared with $3,474,000 or $.28 per share for the same period last year. As noted above, the decrease was caused primarily by a less favorable product mix, competitive pricing pressures in certain medical markets, an increase in manufacturing costs associated with the introduction of more sophisticated complete systems to the medical and industrial markets and lower sales volume.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

(b) During the quarter ended October 31, 1995, the Company did not file any reports on Form 8-K.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date     December 8, 1995          /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date     December 8, 1995          /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       Chief Financial Officer

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
                                                 Three Months Ended
                                                      October 31,
                                                    1995       1994

PRIMARY:
Net Income                                       $1,359,000 $3,474,000

Average shares outstanding                       12,425,400 12,349,234

Add:  Incremental shares to
      reflect dilutive stock
      options deemed common
      stock equivalents.
      (Computed by treasury
      stock method.)                                114,835     92,172

Common and common equivalent
  shares outstanding                             12,540,235 12,441,406

Earnings per share                                     $.11       $.28

ASSUMING FULL DILUTION:
Net Income                                       $1,359,000 $3,474,000

Average shares outstanding                       12,425,400 12,349,234

Add:  Incremental shares due to
      the effect of common stock
      equivalents - this assumes
      that proceeds from shares
      sold under dilutive stock
      options (using quarter end
      market price to determine
      proceeds where such price
      was in excess of average
      quarterly prices) were
      used to purchase treasury
      stock.                                        115,018    103,955

Average common shares
  outstanding                                    12,540,418 12,453,189

Earnings per share                                     $.11       $.28