Form 10-Q
period 1996-01-31
ANALOGIC CORP
filed 1996-03-13
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          January 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at January 31, 1996 was 12,468,444

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     January 31, 1996 and July 31, 1995                            3

     Consolidated Condensed Statements of Income
     Three and Six Months Ended January 31, 1996 and 1995          4


     Consolidated Condensed Statements of Cash Flows
     Six Months Ended January 31, 1996 and 1995                    5

     Notes to Consolidated Condensed Financial Statements          6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         7 - 9



Part II Other Information                                       10 - 11

     Index to Exhibits                                             12

     Exhibit 11 - Calculation of Earnings per Share                13

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)
                                                 January 31,     July 31,*
                                                    1996           1995
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 15,787       $ 12,404
   Marketable securities, at market                 78,451         87,398
   Accounts and notes receivable, net               41,145         45,212
   Inventories                                      52,205         46,287
   Prepaid expenses and other current assets         4,490          5,108
      Total current assets                         192,078        196,409
 Property, plant and equipment, net                 49,830         49,762
 Investments in and advances to affiliated companies 7,005          6,574
 Excess of cost over acquired net assets,
   net of accumulated amortization                     522            681
 Other assets, including unamortized software
   costs ($6,545 and $6,413)                         7,425          6,772
                                                  $256,860       $260,198
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $  1,867       $    365
   Obligations under capital leases                    416            393
   Accounts payable, trade                          10,494         12,467
   Accrued employee compensation and benefits        8,318          9,008
   Accrued expenses                                  5,478          6,545
   Accrued income taxes                                461          1,832
      Total current liabilities                     27,034         30,610
 Long-term debt:
   Mortgage and other notes payable                  6,772          7,016
   Obligations under capital leases                  3,006          3,220
 Deferred income taxes                               4,698          4,683
 Minority interest in subsidiaries                  10,935         12,489
 Excess of acquired net assets over cost, net
   of accumulated amortization                       1,021          1,287
 Stockholders' equity:
   Common stock, $.05 par                              687            685
   Capital in excess of par value                   20,809         20,517
   Retained earnings                               194,302        191,938
   Unrealized holding gains and losses               3,069          2,004
   Cumulative translation adjustments                1,363          2,846
   Treasury stock, at cost                         (14,509)       (14,470)
   Unearned compensation                            (2,327)        (2,627)
                                                   203,394        200,893
                                                  $256,860       $260,198

* See note 2 of notes to consolidated condensed financial statements for further information.
The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)


                                       Three Months Ended  Six Months Ended
                                           January 31,        January 31,
Revenues:                                1996      1995     1996     1995
  Product and service, net               $49,408   $47,671  $88,897  $92,686
  Engineering and licensing                  587     1,782    1,987    3,470
  Other operating revenue                  1,858     1,794    5,085    4,800
  Interest and dividend income             1,293     1,290    3,656    2,512
     Total revenues                       53,146    52,537   99,625  103,468
Costs and expenses:
  Cost of sales:
     Product and service                  30,386    27,399   55,314   52,539
     Engineering and licensing               782       687    2,121    1,285
     Other operating expenses              1,182     1,164    2,720    2,611
  General and administrative               4,671     3,603    8,955    8,096
  Selling                                  6,900     7,275   13,785   14,334
  Research and product development         6,768     7,626   13,671   15,195
  Interest expense                           201       214      385      454
  (Gain) loss on foreign exchange           (435)     (144)    (496)     105
  Amortization of excess of acquired
   net assets over cost                     (133)     (133)    (266)    (266)
  Amortization of excess of cost
   over acquired net assets                   79        97      158      194
     Total cost of sales and expenses     50,402    47,788   96,347   94,547
Income before income taxes                 2,744     4,749    3,278    8,921
Provision for income taxes                   620     1,027      337    1,882
Minority interest in net income (loss)
  of consolidated subsidiaries               124       590     (418)     433
Net income                               $ 2,000   $ 3,132  $ 3,359  $ 6,606

Average common and common
  equivalent shares outstanding           12,529    12,477   12,534   12,459

Earnings per common and common
  equivalent share                         $0.16     $0.25    $0.27    $0.53

Dividends declared per share               $0.04      none    $0.08     none


The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (000 omitted)
                                                     Six Months Ended
                                                       January 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                  1996          1995
  Net income                                        $ 3,359       $ 6,606
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                     3,018         3,173
     Amortization of capitalized software               871         1,159
     Amortization of excess of cost over
      acquired net assets                               158           194
     Amortization of excess of acquired net
      assets over cost                                 (266)         (266)
     Minority interest in net income (loss) of
      consolidated subsidiaries                        (418)          433
     Compensation from stock grants                     369           360
     Gain sale of equipment                              (4)          (15)
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                  4,067        (2,884)
       Inventories                                   (5,918)       (2,298)
       Prepaid expenses and other current assets        352           123
       Other assets                                    (521)           (4)
      Increase (decrease) in liabilities:
       Accounts payable, trade                       (1,973)        2,487
       Accrued expenses and other current
        liabilities                                  (2,833)         (122)
       Accrued and deferred income taxes             (1,090)        1,422
  TOTAL ADJUSTMENTS                                  (4,188)        3,782
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (829)       10,388
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment         (3,086)       (4,751)
  Capitalized software                               (1,003)       (1,513)
  Purchases of marketable securities                (12,750)      (16,485)
  Maturities of marketable securities                22,770         9,475
  Proceeds from sale of property, plant and equipment     4            15
  Investments in and advances to affiliated companies  (500)
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES    5,435       (13,259)

                     ANALOGIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                  (UNAUDITED)
                                 (000 omitted)
                                                     Six Months Ended
                                                       January 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                  1996         1995

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations      1,067        (2,042)
  Purchase of common stock for treasury                (111)         (112)
  Purchase of common stock of majority owned
   subsidiary                                          (138)         (243)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                     436           136
  Dividends paid to shareholders                       (994)
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      260        (2,261)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH            (1,483)          400
  NET DECREASE IN CASH AND CASH EQUIVALENTS           3,383        (4,732)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       12,404        23,571
CASH AND CASH EQUIVALENTS, END OF PERIOD            $15,787       $18,839

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of January 31, 1996 and July 31, 1995, the results of its operations for the three and six months ended January 31, 1996 and 1995 and statements of cash flows for the six months then ended. The results of the operations for the three and six months ended January 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1996.

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

3. The inventories as of January 31, 1996 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                        January 31,            July 31,
                                           1996                  1995
          Raw materials                 $21,540,000           $18,883,000
          Work-in-process                18,340,000            16,037,000
          Finished goods                 12,325,000            11,367,000
                                        $52,205,000           $46,287,000

4. Total interest expense, amounted to $475,000 of which $90,000 was capitalized during the six months ended January 31, 1996. Interest paid amounted to $430,000 and $480,000 during the six months ended January 31, 1996 and 1995, respectively.

5. Income taxes paid during the six months ended January 31, 1996 and 1995 amounted to $1,501,000 and $1,562,000, respectively.

6. The Company declared a dividend of $.04 per common share on October 5, 1995, payable on November 3, 1995 to shareholders of record on October 20, 1995. On December 19, 1995, the Company declared a $.04 dividend per common share, payable on January 17, 1996 to shareholders of record on January 3, 1996.

7. Certain financial statement items have been reclassified to conform to the current periods' format.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 7.1 to 1 at January 31, 1996 compared to 6.4 to 1 at July 31, 1995. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 70% of current assets at January 31, 1996. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.26 to 1 at January 31, 1996 and 0.30 to 1 at July 31, 1995.

Capital expenditures totaled approximately $3,086,000 during the six months ended January 31, 1996.

RESULTS OF OPERATIONS
Six Months Fiscal 1996 (01/31/96) vs. Six Months Fiscal 1995 (01/31/95)

Product, service, engineering and licensing revenues for the six months ended January 31, 1996 were $90,884,000 as compared to $96,156,000 for the same period last year. The decrease of $5,272,000 was principally due to a decrease in sales of Medical Technology Products of $6,699,000 offset by an increase in sales of Industrial Technology Products of $563,000 and Signal Processing Technology Products of $864,000. Other operating revenue of $5,085,000 and $4,800,000 represents revenue from the Hotel operation for the six months ending January 31, 1996 and 1995, respectively.

The percentage of total cost of sales to total net sales for the six months of fiscal 1996 and fiscal 1995 were 63% and 56%, respectively. The increase was primarily due to higher direct material costs, less favorable product mix, lower selling prices caused by competitive pressure in certain ultrasound medical technology markets and additional manufacturing costs associated with the introduction of the Company's unique, lightweight, low-power CT Scanner. Operating costs associated with the Hotel during the six months of fiscal 1996 and 1995 were $2,720,000 and $2,611,000, respectively.

General and administrative and selling expenses increased by $310,000, a net result of lower selling expenses primarily in the areas of advertising and staff expenses, offset by higher general and administrative expenses relating to staffing and facilities. Research and product development expenses decreased $1,524,000 primarily due to a reduction in the engineering effort applicable to the development of the mobile CT Scanner.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Six Months Fiscal 1996 (01/31/96) vs. Six Months Fiscal 1995 (01/31/95) (continued)

A gain on foreign exchange of $496,000 was realized during the first six months of fiscal 1996 versus a loss of $105,000 for the same period last year.

Computer software costs of $1,003,000 and $1,513,000 were capitalized in the six months of fiscal 1996 and 1995, respectively. Amortization of capitalized software amounted to $871,000 and $1,159,000 in the first six months of fiscal 1996 and 1995, respectively.

Minority interest in the net loss of the Company's consolidated subsidiary, Camtronics, for the six months ended January 31, 1996 amounted to $88,000 compared to minority interest in the net income of Camtronics of $454,000 for the six months ended January 31, 1995.

Minority interest in the net loss of the Company's consolidated subsidiary, B&K, for the six months ended January 31, 1996 and 1995 amounted to $330,000 and $21,000, respectively.

The effective tax rate for the six months of fiscal 1996 was 10% vs. 21% for the six months of fiscal 1995. The decrease was primarily a result of the benefit at the statutory tax rate on the loss of the Company's subsidiary in Denmark offset, in part, by the utilization of the alternative minimum tax benefit carry forwards applicable to profits of the remainder of the Company.

Net income for the six months ended January 31, 1996 was $3,359,000 or $.27 per share as compared with $6,606,000 or $.53 per share for the same period last year. As noted above, the decrease was caused primarily by a less favorable product mix, competitive pricing pressures in certain medical markets, an increase in manufacturing costs associated with the introduction of more sophisticated complete systems to the medical and industrial markets and lower sales volume in the medical technology product sector.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Second Quarter Fiscal 1996 (01/31/96) vs. Second Quarter Fiscal 1995
(01/31/95)

Product, service, engineering and licensing revenues for the three months ended January 31, 1996 were $49,995,000 as compared to $49,453,000 for the same period last year. The increase of $542,000 was principally due to an increase in sales of Medical Technology Products of $215,000, Signal Processing Technology Products of $139,000 and Industrial Technology Products of $188,000. Other operating revenue of $1,858,000 and $1,794,000 represents revenue from the Hotel operation for the three months ending January 31, 1996 and 1995, respectively.

The percentage of total cost of sales to total net sales for the three months of fiscal 1996 and fiscal 1995 were 62% and 57%, respectively. The increase was primarily due to higher direct material costs, less favorable product mix, lower selling prices caused by competitive pressures in certain ultrasound medical technology markets and additional manufacturing costs associated with the introduction of the Company's unique, lightweight, low-power CT Scanner. Operating costs associated with the Hotel during the three months of fiscal 1996 and 1995 were $1,182,000 and $1,164,000, respectively.

General and administrative and selling expenses increased $693,000 primarily the result of staffing and facility related expenditures. Research and product development expenses decreased $858,000 primarily due to a reduction in the engineering effort applicable to the development of the mobile CT Scanner.

A gain on foreign exchange of $435,000 was realized during the second quarter of fiscal 1996 versus a gain of $144,000 for the same period last year.

Computer software costs of $477,000 and $764,000 were capitalized in the second quarter of fiscal 1996 and 1995, respectively. Amortization of capitalized software amounted to $422,000 and $578,000 in the second quarter of fiscal 1996 and 1995, respectively.

Minority interest in the net loss of the Company's consolidated subsidiary, Camtronics, for the three months ended January 31, 1996 amounted to $54,000 compared to minority interest in the net income of Camtronics of $166,000 for the three months ended January 31, 1995.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Second Quarter Fiscal 1996 (01/31/96) vs. Second Quarter Fiscal 1995 (01/31/95) (continued)

Minority interest in the net income of B&K for the three months ended January 31, 1996 and 1995 amounted to $178,000 and $424,000 respectively.

The effective tax rate for the three months of fiscal 1996 was 23% vs. 22% for the three months of fiscal 1995.

Net income for the three months ended January 31, 1996 was $2,000,000 or $.16 per share as compared with $3,132,000 or $.25 per share for the three months ended January 31, 1995. As discussed above, the decrease was caused primarily by lower gross margins and higher general and administrative costs.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

(b) During the quarter ended January 31, 1996, the Company did not file any reports on Form 8-K.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date   March 13, 1996              /s/ Bernard M.Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date   March 13, 1996              /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       Chief Accounting Officer

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

                              Three Months Ended         Six Months Ended
                                  January 31,                January 31,
                                1996       1995          1996        1995
PRIMARY:
Net Income                    $2,000,000 $3,132,000    $3,359,000  $6,606,000

Average shares outstanding    12,438,975 12,355,943    12,432,189  12,352,588

Add:  Incremental shares to
      reflect dilutive stock
      options deemed common
      stock equivalents.
      (Computed by treasury
      stock method.)              89,729    120,928       102,282     106,550

Common and common equivalent
  shares outstanding          12,528,704 12,476,871    12,534,471  12,459,138

Earnings per share                  $.16       $.25          $.27        $.53

ASSUMING FULL DILUTION:
Net Income                    $2,000,000 $3,132,000    $3,359,000  $6,606,000

Average shares outstanding    12,438,975 12,355,943    12,432,189  12,352,588

Add:  Incremental shares due to
      the effect of common stock
      equivalents - this assumes
      that proceeds from shares
      sold under dilutive stock
      options (using quarter end
      market price to determine
      proceeds where such price
      was in excess of average
      quarterly prices) were
      used to purchase treasury
      stock.                      73,328    129,373        94,173     116,664

Average common shares
  outstanding                 12,512,303 12,485,316    12,526,362  12,469,252


Earnings per share                  $.16       $.25          $.27        $.53