Form 10-Q
period 1996-04-30
ANALOGIC CORP
filed 1996-06-04
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          April 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at April 30, 1996 was
12,472,507

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     April 30, 1996 and July 31, 1995                              3

     Consolidated Condensed Statements of Income
     Three and Nine Months Ended April 30, 1996 and 1995           4


     Consolidated Statements of Cash Flows
     Nine Months Ended April 30, 1996 and 1995                     5

     Notes to Consolidated Condensed Financial Statements        6 - 7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8 - 10


Part II Other Information                                       11 - 12

     Index to Exhibits                                             13

     Exhibit 11 - Calculation of Earnings per Share                14

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)
                                                   April 30,     July 31,*
                                                    1996           1995
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 15,231       $ 12,404
   Marketable securities, at market                 81,643         87,398
   Accounts and notes receivable, net               43,825         45,212
   Inventories                                      50,928         46,287
   Prepaid expenses and other current assets         4,636          5,108
      Total current assets                         196,263        196,409

 Property, plant and equipment, net                 49,411         49,762
 Investments in and advances to affiliated
   companies                                         8,444          6,574
 Excess of cost over acquired net assets,
   net of accumulated amortization                     444            681

 Other assets, including unamortized software
   costs ($6,266 and $6,413)                         7,116          6,772
                                                  $261,678       $260,198
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $  1,745       $    365
   Obligations under capital leases                    429            393
   Accounts payable, trade                          12,008         12,467
   Accrued employee compensation and benefits        8,829          9,008
   Accrued expenses                                  5,593          6,545
   Accrued income taxes                                718          1,832
      Total current liabilities                     29,322         30,610

 Long-term debt:
   Mortgage and other notes payable                  6,725          7,016
   Obligations under capital leases                  2,894          3,220

 Deferred income taxes                               4,708          4,683
 Minority interest in subsidiaries                  10,454         12,489
 Excess of acquired net assets over cost, net
   of accumulated amortization                         888          1,287

 Stockholders' equity:
   Common stock, $.05 par                              688            685
   Capital in excess of par value                   20,942         20,517
   Retained earnings                               197,441        191,938
   Unrealized holding gains and losses               3,313          2,004
   Cumulative translation adjustments                1,129          2,846
   Treasury stock, at cost                         (14,608)       (14,470)
   Unearned compensation                            (2,218)        (2,627)
                                                   206,687        200,893
                                                  $261,678       $260,198

* See Note 2 of notes to consolidated condensed financial statements for further information.
The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                     Three Months Ended   Nine Months Ended
                                           April 30,          April 30,
 Revenues:                              1996      1995      1996     1995
  Product and service, net              $54,038   $44,830  $142,935  $137,516

  Engineering and licensing               2,740       798     4,727     4,268
  Other operating revenue                 2,502     2,225     7,587     7,025
  Interest and dividend income            1,206     1,251     4,861     3,763
     Total revenues                      60,486    49,104   160,110   152,572

Costs and expenses:
  Cost of sales:
     Product and service                 32,639    25,017    87,953    77,556
     Engineering and licensing            2,628       765     4,749     2,050
     Other operating expenses             1,430     1,313     4,150     3,924
  General and administrative              4,554     4,324    13,506    12,420
  Selling                                 6,748     7,501    20,534    21,836
  Research and product development        7,458     7,288    21,129    22,483
  Interest expense                          214       205       600       659
  (Gain) loss on foreign exchange          (110)      575      (606)      679

  Amortization of excess of acquired
   net assets over cost                    (133)     (133)     (399)
(399)
  Amortization of excess of cost
   over acquired net asset                   79        96       237       290
     Total cost of sales and expenses    55,507    46,951   151,853   141,498

Income from operations                    4,979     2,153     8,257    11,074

Equity in net loss of
  unconsolidated affiliate                 (560)               (560)


Income before income taxes                4,419     2,153     7,697    11,074

Provision for income taxes                1,137       500     1,474     2,382

Minority interest in net income (loss)
  of consolidated subsidiaries             (480)      (213)    (898)      220
Net income                              $ 3,762    $ 1,866  $ 7,121  $  8,472

Average common and common
  equivalent shares outstanding          12,551     12,498   12,548  $ 12,473


Earnings per common and common
  equivalent share                        $0.30      $0.15    $0.57     $0.68

Dividends declared per share              $0.05      $0.04    $0.13     $0.08


The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (000 omitted)
                                                          Nine Months Ended
                                                             April 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                    1996        1995
  Net income                                           $ 7,121     $ 8,472
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                        4,576       4,809
     Amortization of capitalized software                1,562       1,764
     Amortization of excess of cost over
      acquired net assets                                  237         290
     Amortization of excess of acquired net
      assets over cost                                    (399)       (399)
     Minority interest in net income (loss) of
      consolidated subsidiaries                           (898)        220
     Compensation from stock grants                        573         532
     Gain on sale of equipment                              (6)        (17)
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                     1,387      (3,690)
       Inventories                                      (4,641)     (4,412)
       Prepaid expenses and other current assets           306        (127)
       Other assets                                       (264)       (104)
      Increase (decrease) in liabilities:
       Accounts payable, trade                            (459)      1,309
       Accrued expenses and other current liabilities   (2,496)        927
       Accrued and deferred income taxes                  (923)      1,888
  TOTAL ADJUSTMENTS                                     (1,445)      2,990
  NET CASH PROVIDED BY OPERATING ACTIVITIES              5,676      11,462
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (4,225)     (6,640)
  Capitalized software                                  (1,415)     (2,303)
  Purchases of marketable securities                   (20,508)    (18,244)
  Maturities of marketable securities                   27,572      10,475
  Proceeds from sale of property, plant and equipment        7          17
  Investments in and advances to affiliated companies   (1,870)
  NET CASH USED BY INVESTING ACTIVITIES                   (439)    (16,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations           799      (2,186)
  Purchase of common stock for treasury                   (210)       (325)
  Purchase of common stock of majority owned subsidiary   (138)       (244)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                        474         249
  Dividends paid shareholders                           (1,618)       (495)
  NET CASH USED BY FINANCING ACTIVITIES                   (693)     (3,001)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH               (1,717)      2,055
  NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS    2,827      (6,179)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          12,404      23,571
CASH AND CASH EQUIVALENTS, END OF PERIOD               $15,231     $17,392

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of April 30, 1996 and July 31, 1995, the results of its operations for the three and nine months ended April 30, 1996 and 1995 and statements of cash flows for the nine months then ended. The results of the operations for the three and nine months ended April 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1996.

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

3. The inventories as of April 30, 1996 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                         April 30,              July 31,
                                           1996                  1995
          Raw materials                 $21,326,000           $18,883,000
          Work-in-process                16,936,000            16,037,000
          Finished goods                 12,666,000            11,367,000
                                        $50,928,000           $46,287,000

4. On February 13, 1996, the Company acquired 1,715,384 shares of Park Meditech Common Stock and an 11% Convertible Unsecured Subordinated Debenture in the principal amount of $750,000 in consideration of the cancellation of a Convertible Subordinated Promissory Note in the amount of $1,500,000 and 200,000 Common Share purchase warrants. With certain restrictions, the Convertible Unsecured Subordinated Debenture may be converted into Common Shares at a price of $1.20 (Canadian) per Common Share.

5. On February 22, 1996, the Company invested $2,000,000 for a 33% interest in a newly formed privately held company which will design and manufacture subassemblies for medical imaging equipment.


6. Total interest expense, amounted to $732,000 of which $132,000 was capitalized during the nine months ended April 30, 1996. Interest paid amounted to $577,000 and $617,000 during the nine months ended April 30, 1996 and 1995, respectively.

7. Income taxes paid during the nine months ended April 30, 1996 and 1995 amounted to $1,994,000 and $1,674,000, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)



8. The Company declared a dividend of $.04 per common share on October 5, 1995, payable on November 3, 1995 to shareholders of record on October 20, 1995. On December 19, 1995, the Company declared a $.04 dividend per common share, payable on January 17, 1996 to shareholders of record on January 3, 1996. On March 14, 1996 the Company declared a $.05 dividend per share, representing a 25% increase over the previous dividend, payable on April 12, 1996 to shareholders of record on March 29, 1996.

9. Certain financial statement items have been reclassified to conform to the current periods' format.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 6.7 to 1 at April 30, 1996 compared to 6.4 to 1 at July 31, 1995. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 72% of current assets at April 30, 1996. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.27 to 1 at April 30, 1996 and 0.30 to 1 at July 31, 1995.

Capital expenditures totaled approximately $4,225,000 during the nine months ended April 30, 1996.

As part of a stock repurchase program authorized by the Board of Directors, the Company purchased 11,000 shares of Common Stock for its treasury during the nine month period ending April 30, 1996 at an aggregate cost of $210,000.

RESULTS OF OPERATIONS
Nine Months Fiscal 1996 (04/30/96) vs. Nine Months Fiscal 1995 (04/30/95)

Product, service, engineering and licensing revenues for the nine months ended April 30, 1996 were $147,662,000 as compared to $141,784,000 for the same period last year. The increase of $5,878,000 was principally due to increased sales of Medical Technology Products of $2,685,000, Industrial Technology Products of $2,352,000 and Signal Processing Technology Products of $841,000. Other operating revenue of $7,587,000 and $7,025,000 represents revenue from the Hotel operation for the nine months ending April 30, 1996 and 1995, respectively.

The percentage of total cost of sales to total net sales for the nine months of fiscal 1996 and fiscal 1995 were 63% and 56%, respectively. The increase was primarily due to higher direct material costs, less favorable product mix, lower selling prices caused by competitive pressure in certain ultrasound medical technology markets and additional manufacturing costs associated with the introduction of the Company's unique, lightweight, low-power CT Scanner. Operating costs associated with the Hotel during the nine months of fiscal 1996 and 1995 were $4,150,000 and $3,924,000, respectively.

General and administrative and selling expenses decreased by $216,000 a result of lower selling expenses primarily in the areas of advertising and staff expenses, offset by higher general and administrative expenses relating to staffing and facilities. Research and product development expenses decreased $1,354,000 primarily due to a reduction in the engineering effort applicable to the development of the mobile CT Scanner.

A gain on foreign exchange of $606,000 was realized during the first nine months of fiscal 1996 versus a loss of $679,000 for the same period last year.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Nine Months Fiscal 1996 (04/30/96) vs. Nine Months Fiscal 1995 (04/30/95) (continued)


Computer software costs of $1,415,000 and $2,303,000 were capitalized in the nine months of fiscal 1996 and 1995, respectively. Amortization of capitalized software amounted to $1,562,000 and $1,764,000 in the first nine months of fiscal 1996 and 1995, respectively.

The Company's share of equity in losses of a newly formed privately held company amounted to $560,000 for the nine months ending April 30, 1996. (See note 5 of notes to consolidated condensed financial statements.)

Minority interest in the net loss of the Company's consolidated subsidiary, Camtronics, for the nine months ended April 30, 1996 amounted to $59,000 compared to minority interest in the net income of Camtronics of $519,000 for the nine months ended April 30, 1995.

Minority interest in the net loss of the Company's consolidated subsidiary B&K, for the nine months ended April 30, 1996 and 1995 amounted to $839,000 and $299,000, respectively.

The effective tax rate for the nine months of fiscal 1996 was 19% vs. 22% for the nine months of fiscal 1995. The decrease was primarily a result of the benefit at the statutory tax rate on the loss of the Company's subsidiary in Denmark offset, in part, by the utilization of the alternative minimum tax benefits carry forward applicable to profits of the remainder of the Company.

Net income for the nine months ended April 30, 1996 was $7,121,000 or $.57 per share as compared with $8,472,000 or $.68 per share for the same period last year. As noted above, the decrease was caused primarily by a less favorable product mix, competitive pricing pressures in certain medical markets and an increase in manufacturing costs associated with the introduction of more sophisticated complete systems to the medical and industrial markets.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Third Quarter Fiscal 1996 (04/30/96) vs. Third Quarter Fiscal 1995 (04/30/95)

Product, service, engineering and licensing revenues for the three months ended April 30, 1996 were $56,778,000 as compared to $45,628,000 for the same period last year. The increase of $11,150,000 was principally due to an increase in sales of Medical Technology Products of $9,384,000, Industrial Technology Products of $1,789,000 offset by a small decrease in Signal Processing Technology Products of $23,000. Other operating revenue of $2,502,000 and $2,225,000 represents revenue from the Hotel operation for the three months ending April 30, 1996 and 1995, respectively.

The percentage of total cost of sales to total net sales for the three months of fiscal 1996 and fiscal 1995 were 62% and 57%, respectively. The increase was primarily due to higher direct material costs, lower selling prices caused by competitive pressures in certain ultrasound medical technology markets and additional manufacturing costs associated with the introduction of the Company's unique, lightweight, low-power CT Scanner. Operating costs associated with the Hotel during the three months of fiscal 1996 and 1995 were $1,430,000 and $1,313,000, respectively.

General and administrative and selling expenses decreased $523,000 primarily the result of lower selling expenses in the areas of advertising and staffing.

A gain on foreign exchange of $110,000 was realized during the third quarter of fiscal 1996 versus a loss of $575,000 for the same period last year.

Computer software costs of $412,000 and $790,000 were capitalized in the third quarter of fiscal 1996 and 1995, respectively. Amortization of capitalized software amounted to $691,000 and $605,000 in the third quarter of fiscal 1996 and 1995, respectively.

The Company's share of equity of losses of a newly formed privately held company amounted to $560,000. (See note 5 of notes to consolidated condensed financial statements.)

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the three months ended April 30, 1996 and 1995 amounted to $29,000 and $66,000 respectively.

Minority interest in the net loss of B&K for the three months ended April 30, 1996 and 1995 amounted to $509,000 and $279,000, respectively.

The effective tax rate for the third quarter of fiscal 1996 was 26% vs. 23% for the third quarter of fiscal 1995. The increase was due to losses in a foreign subsidiary for which there is no tax benefit.

Net income for the three months ended April 30, 1996 was $3,762,000 or $.30 per share as compared with $1,866,000 or $.15 per share for the three months ended April 30, 1995. The increase was caused primarily by a substantial increase in revenues.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

(b) During the quarter ended April 30, 1996, the Company did not file any reports on Form 8-K.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date   June 04, 1996               /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date   June 04, 1996               /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       Chief Accounting Officer

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


                              Three Months Ended         Nine Months Ended
                                   April 30,                 April 30,
                                1996       1995          1996        1995

PRIMARY:
Net Income                    $3,762,000 $1,866,000    $7,121,000 $ 8,472,000

Average shares outstanding    12,473,867 12,379,296    12,445,250  12,362,881

Add:  Incremental shares to
      reflect dilutive stock
      options deemed common
      stock equivalents.
      (Computed by treasury
      stock method.)              77,260    118,616        93,945     110,572


Common and common equivalent
  shares outstanding          12,551,127 12,497,912    12,548,195  12,473,453

Earnings per share                  $.30       $.15          $.57        $.68

ASSUMING FULL DILUTION:
Net Income                    $3,762,000 $1,866,000    $7,121,000 $ 8,472,000


Average shares outstanding    12,473,857 12,379,296    12,454,250  12,362,881

Add:  Incremental shares due to
      the effect of common stock
      equivalents - this assumes
      that proceeds from shares
      sold under dilutive stock
      options (using quarter end
      market price to determine
      proceeds where such price
      was in excess of average
      quarterly prices) were
      used to purchase treasury
      stock.                      95,152    114,114        94,499     115,814

Average common shares
  outstanding                 12,569,009 12,493,410    12,548,749  12,478,695


Earnings per share                  $.30       $.15          $.57        $.68