Form 10-K
period 1996-07-31
ANALOGIC CORP
filed 1996-10-15
CIK 6284

                                    SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549

                                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended:      July 31, 1996          or

[   ] Transition Report Pursuant to Section 13  or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required]


For the transition period from                   to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at August 30, 1996 was approximately $193,146,060.

Number of shares of Common Stock outstanding at August 30, 1996: 12,500,291

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

PART I

Item 1.   Business

         (a)      Developments During Fiscal 1996

    Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as "Analogic" or the "Company") for the fiscal year ended July 31, 1996, were $230,460,000 as compared to $208,827,000 for fiscal year 1995, an increase of 10%. Net income was $13,065,000, or $1.04 per share as compared to $12,706,000, or $1.02 per share for fiscal year 1995.

    During June, 1995, the Company loaned Park Meditech, Inc. ("Park") $1,500,000, structured as a Convertible Subordinated Promissory Note, with interest at 8%, payable quarterly, and principal due on or before June 1, 1996. This note was convertible, at the option of the Company, into 600,000 common shares of Park stock until June 1, 1996. In addition, the Company had warrants convertible to 200,000 common shares of Park stock at a price of $2.50 (US) until June 1, 1997.

    On February 13, 1996, the Company acquired 1,715,384 shares of Park Common Stock and an 11% Convertible Unsecured Subordinated Debenture in the principal amount of $750,000 in consideration of the cancellation of the Convertible Subordinated Promissory Note in the amount of $1,500,000 and 200,000 Common Share purchase warrants. With certain restrictions, the Convertible Unsecured Subordinated Debenture may be converted into Common Shares at a price of $1.20 (Canadian) per Common Share. The
Company currently owns 5,715,384 shares or approximately 14% of the outstanding shares of Park.

    On February 22, 1996, the Company invested $2,000,000 for a 33% interest in a newly formed privately held company which will design and manufacture subassemblies for medical imaging equipment.

    On July 1, 1996, the Company acquired the remaining 41% minority interest in B&K Ultrasound Systems A/S ("B&K") for $3,416,000 in cash. The Company now owns 100% of the outstanding shares of B&K.

         (b)      Financial Information About Industry Segment

    The Company's operations are within a single segment within the electronics industry: the design, manufacture and sale of high-technology, high-performance, high-precision, data acquisition, conversion
(analog/digital) and signal processing instruments and systems.

         (c)      Narrative Description of Business

     Analogic designs, manufactures and sells standard and customized high-precision data acquisition, conversion and signal processing equipment. Analogic's principal customers are original equipment manufacturers who incorporate Analogic's state-of-the-art products into systems used in medical, industrial and scientific applications.

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

    Signal Processing Technology Products, consisting of A/D and D/A converters and supporting modules, high-speed digital signal processors such as Array Processors, and image processing equipment, accounted for approximately 20% of fiscal 1996 product, service, engineering, and licensing revenue.

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

    Analogic specializes in the manufacture of high-precision and high performance, rather than lower-cost, low-precision and minimal performance, data conversion products. Typical applications of these devices include the conversion of industrial and biomedical signals into computer language.

    The Company also manufactures a line of PC/AT-class high performance data acquisition cards. These plug-in cards provide personal computer users with unprecedented data throughput and flexibility. The series of cards has a library of high level software applications supported by third-party software houses and proprietary set-up and diagnostic software.

    The Company also manufactures a line of high performance data acquisition products for the PC 104 market. Designed for embedded processor applications normally used in OEM products, these cards provide precision measurement capability between real world signals and the measuring instrument while meeting all of the requirements of the PC 104 form factor and bus structure.

    Analogic manufactures application accelerator and array processors (special purpose computers) which generally receive information from a host computer or data source, rapidly perform the desired calculations, and return the processed data or results to the host computer. The cost per calculation of array processors, which can compute and/or manipulate data at the rate of hundreds of millions of operations per second, is less than that of general purpose computers. Analogic believes its accelerators and array processors have generally been cost effective when compared with competitive products.

    The Company is marketing its array processors for applications such as geophysical exploration, speech processing, X-ray imaging, manufacturing testing, and other technical and scientific areas. In addition, the Company sells array processors used for image construction in Magnetic Resonance Imaging (MRI) medical diagnostic systems. The Company also manufactures Digital Signal Processing (DSP) floating point products which are used in the above mentioned markets.

    Medical Technology Products, consisting primarily of electronic subsystems for medical imaging equipment, accounted for approximately
71% of product, service, engineering, and licensing revenue in fiscal 1996.

    Analogic's medical imaging data acquisition systems and related computing equipment are incorporated by U.S., European and Asian manufacturers into advanced X-ray equipment known as computer assisted tomography (CAT) scanners. These scanners generate images of the internal anatomy which are used primarily in diagnosing medical conditions. Analogic's data acquisition and signal processing systems have advanced
CAT scanner technology by substantially increasing resolution of the image, by reducing the time necessary to acquire the image, and by reducing the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D and D/A conversion equipment and complete data acquisition systems. The Company has completed the design of a complete low cost CAT scanner, incorporating proprietary technology. The Company commenced manufacturing this scanner in January, 1996 and is selling on an OEM basis to medical equipment companies.

    In addition, the Company manufactures phased array ultrasound systems, key subsystems, and a family of transducers on an OEM basis for ultrasound equipment manufacturers. The Company also designs and manufactures radiology, surgical, and urology ultrasound equipment for the end-user market.

    The Company manufactures electronics for a family of hard copy laser printers in single and multi-user configurations that address the diagnostic image market. These printers are used in hospitals world wide to print diagnostic quality images on film from the electronic data collected by medical imaging equipment such as CAT scanners and MRI scanners. The Company also designs and manufactures for OEM customers advanced RF amplifiers, gradient coil amplifiers, and spectrometers for use in MRI equipment. These MRI scanners are used primarily to create diagnostic medical images.

    The Company manufactures fetal monitoring products for conversion and display of biomedical signals. These monitors designed for use in both antepartum and intrapartum applications have the capability to measure, compute, display and print fetal and maternal heart rates, maternal contraction frequency and relative intensity and other maternal vital sign parameters to determine both maternal and fetal well being.

    The Company recently commenced manufacturing a lightweight portable multi-functional custom patient monitor instrument that acquires, calculates and displays the five most common vital sign parameters.

    The Company also manufactures a broad line of medical connectivity products that allows medical equipment such as CAT Scanners and MRI and ultrasound equipment to attach to local DICOM, PACS and wide area networks.

    The products manufactured by Camtronics, a 68% owned subsidiary, are included herein as medical technology products. It designs and manufactures state-of-the-art image processing products for diagnostic and interventional applications in cardiac catheterization laboratories and for other radiology procedures. They also manufacture the ArchiumTM Cardiac Digital Archive System that stores and displays in real time images from cardiac labs at multiple locations.

    Industrial Technology Products, consisting of digital panel instruments, industrial data acquisition and conversion systems, and test and measurement devices and automation systems, accounted for approximately 9% of fiscal 1996 product, service, engineering, and licensing revenue.

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

    The Company manufactures telecommunications products for use in network monitoring and fault reporting. In addition, original equipment manufacturers (OEM) purchase the Company's standard A/D, D/A and digital signal processing products for specific production testing of telecommunications equipment. The Company also manufactures a line of high performance digital signal processor (DSP) boards used in the telephony industry.

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

    Working Capital Matters

    The Company does not carry a substantial inventory of finished goods but does carry a substantial inventory of raw material components and work-in-process to enable it to meet its customers' delivery requirements. (See Note 4 of Notes to Consolidated Financial Statements.)

    Material Customers

    The Company's three largest customers, each of which is a significant and valued customer, were Siemens, a major German manufacturer of electronic and electrical equipment; Phillips and 3M/Imation, which accounted for approximately 14.0%, 9.7%, and 8.8%, respectively, of product, service, engineering, and licensing revenue for the fiscal year ended July 31, 1996. Loss of any one of these customers would have a material adverse effect
upon the Company's business.   Siemens has no other material relationship
with the Company. No other individual customer accounted for as much as 8.8% of the Company's product, service, engineering, and licensing revenue during fiscal 1996. The Company's ten largest customers, including
Siemens, Phillips and 3M/Imation accounted for approximately 57% of product, service, engineering, and licensing revenue during fiscal 1996.

    Backlog

    The backlog of orders believed to be firm at July 31, 1996 was approximately $58.3 million compared with approximately $50.1 million at July 31, 1995. This increase is principally related to Signal Processing Technology Products. Many of the orders in the Company's backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 1996 backlog during fiscal 1997.

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

    Analogic's competitors include divisions of some larger, more diversified organizations, as well as several specialized companies. Some of them have greater resources and larger staffs than Analogic. The Company believes that, measured by total sales dollars, it is a leading manufacturer of CAT scanner and MRI electronic sub-systems, industrial digitizing systems for the weighing industry and high-precision (14 bits or greater) A/D and D/A converters. Other companies sell substantially more converters than Analogic, but only a small portion of their products can be used for the high-precision applications for which Analogic's products are sold.

    Research and Product Development

    Research and product development is a significant factor in Analogic's business. The Company maintains a constant and comprehensive research and development program directed toward the creation of new products as well as toward the improvement and refinement of its present products and the expansion of their uses and applications.

    Company funds expended for research and product development amounted to approximately $29,017,000 in fiscal 1996, $29,890,000 in fiscal 1995, and $26,100,000 in fiscal 1994. Analogic intends to continue its emphasis on new product development. As of July 31, 1996, Analogic had approximately
330 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians engaged in research and product development activities. These individuals, in conjunction with the Company's salespeople, also devote a portion of their time assisting customers in utilizing the Company's products, developing new uses for these products, and anticipating customer requirements for new products.

    During fiscal 1996, the Company capitalized $1,985,000 of computer software testing and coding costs incurred after technological feasibility was established. These costs will be amortized by the straight line method over the estimated economic life of the related products, not to exceed three years. Amortization of capitalized software amounted to $2,325,000 in fiscal 1996.

    Environmental Protection

    The Company does not anticipate any material effect upon its capital expenditures, earnings or competitive position resulting from compliance by it and its subsidiaries with presently enacted or adopted Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

    Employees

    As of July 31, 1996, the Company had approximately 1,500 employees.

    Financial Information About Foreign and Domestic Operations and Export
Revenue

    Product, service, engineering, and licensing export revenue from companies, primarily in Europe and Asia, amounted to approximately
$77,600,000 (36%) in fiscal 1996 as compared to approximately $65,200,000 (34%) in fiscal 1995, and approximately $60,800,000 (34%) in fiscal 1994. Management believes that the Company's export revenue is at least as profitable as its domestic revenue. Most of the Company's foreign revenue is export revenue denominated in U.S. dollars. Management does not believe the Company's foreign export revenue is subject to significantly greater risks than its domestic revenue. See Note 16 of Notes to Consolidated Financial Statements for further information regarding foreign and domestic operations.


Item 2.   Properties

    Analogic's principal executive offices and major manufacturing facility are located in a building, owned by the Company, which it constructed on its site in Peabody, Massachusetts (a suburb of Boston). This facility consists of approximately 404,000 square feet of manufacturing, engineering, and office space. The Company owns approximately 65 acres of land at this location, which will accommodate future consolidation and expansion as required. The Company uses approximately 7 1/2 acres of this land for the Peabody
Marriott Hotel which is owned by a wholly-owned subsidiary of the Company and managed by the Marriott Corporation.

    The Company's 68% owned subsidiary, Camtronics, owns a 40,000 square foot manufacturing and office building located in Hartland, Wisconsin. Camtronics owns approximately eleven acres of land at this location which should accommodate any future expansion requirements.

    The Company leases a modern one-story brick building containing approximately 41,000 square feet of manufacturing, engineering and office space located in Wakefield, Massachusetts. This building is leased for a term expiring on July 31, 2003.

    The Company leases two modern adjacent brick and concrete block buildings in Danvers, Massachusetts. These two buildings total approximately 170,000 square feet of manufacturing, engineering and office space and are leased for a term expiring on July 31, 2001. Both of these buildings have been sublet on a triple net basis on a self renewing lease to Siemens Medical Electronics, Inc. for a term, which as presently extended will end on December 1, 1998.

    The Company leases approximately 30,200 square feet of manufacturing, engineering, and office space in Chelmsford, Massachusetts which is occupied by SKY Computers, Inc. The space is leased for a ten-year term expiring June 1, 1999.

    The Company's 100% owned subsidiary, B&K, leases a modern two-story building containing a total of approximately 41,000 square feet of manufacturing, engineering, and office space. The building is located in Gentofte, Denmark (a suburb of Copenhagen). The building is leased for a term of ten years commencing in January 1993. The lease may be cancelled by B&K after five years.

    On August 25, 1993 the Company purchased a modern two-story building containing approximately 49,000 square feet of manufacturing and office space in Peabody, Massachusetts, adjacent to the Company's principal executive offices. This building is presently leased to an unrelated party for a term of three years expiring December 15, 1997.

    See Item 13 of this Report and Note 7 of Notes to Consolidated Financial Statements for further information concerning certain of the aforesaid leases.

    Analogic and its subsidiaries lease various other facilities used for sales and service purposes. The Company does not consider any of these leases to be material.

    Analogic owns substantially all of the machinery and equipment used in its business. Management considers that the Company's plant and equipment are in good condition and are adequate for its current needs.

Item 3.   Legal Proceedings

    The Internal Revenue Service has notified the Company that it proposes to adjust the Company's tax returns for the years 1990 through 1992. (See
Note 11 of Notes to Consolidated Financial Statements.)

    There are no other material legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject.


Item 4.   Submission of Matters to a Vote of Security Holders

         NONE

                                                PART II


Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters

    The Company's Common Stock trades on the NASDAQ Stock Market under the symbol: ALOG. The following table sets forth the range of high and low prices for the Common Stock, as reported by NASDAQ during the quarterly periods indicated:


Fiscal Year                            High                 Low

1996      First Quarter                $21.00             $18.50
          Second Quarter                21.75              16.75
          Third Quarter                 20.50              17.75
          Fourth Quarter                30.25              19.75

1995      First Quarter                $19.50             $15.25
          Second Quarter                20.00              17.00
          Third Quarter                 21.00              16.75
          Fourth Quarter                19.50              16.00


     As of August 30, 1996, there were approximately 950 holders of record of the Common Stock.

     Dividends of $.04 per share were declared for each of the last three quarters of fiscal 1995 and the first quarter of fiscal 1996. Dividends of $.05 per share were declared for each of the second and third quarters of fiscal 1996. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

Item 6.   Selected Financial Data


(Thousands of dollars, except share data)


                               Year Ended July 31

                           1996     1995      1994      1993     1992

Total Revenues          $230,460   $208,827  $193,745  $177,876  $149,244

Income from
operations                16,981     15,155   18,205     18,256     8,054

Net Income                13,065     12,706   14,657     12,445     9,910

Earnings per
common and common
equivalent share           $1.04      $1.02    $1.18      $1.01      $.78

Dividends paid per
common share               $0.18      $0.08     None       None      None

Number of shares
used in computation
of per share data         12,562     12,475    12,434     12,301   12,715

Working Capital         $168,515   $165,799  $150,571   $139,587 $119,029

Total Assets             265,162    260,198   239,620    223,423  196,966

Long-term debt
(including
 capitalized
 leases)                   9,455     10,236    10,993     13,205   16,482

Stockholders'
 Equity                  211,800    200,893   184,391    168,907  155,859

Item 7.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

Product, service, engineering, and licensing revenues for fiscal 1996 were $213,781,000 as compared to $194,034,000 for fiscal 1995. The increase of $19,747,000 was principally due to an increased in sales of Medical Technology Products of $12,141,000, and Signal Processing Technology Products of $4,464,000 and Industrial Technology Products of $3,142,000. Other operating revenue of $10,528,000 and $9,720,000 represents revenue from the Hotel operation for fiscal 1996 and 1995, respectively.

Interest and dividend income increased primarily due to a distribution from a limited partnership in which the Company has invested. (See Note 5 of Notes to Consolidated Financial Statements.)

The percentage of total cost of sales to total net sales for fiscal 1996 and 1995 was 62% and 57%, respectively. The increase was primarily due to higher direct material costs, less favorable product mix, lower selling prices caused by competitive pressures in certain ultrasound medical technology products, and additional manufacturing costs associated with the introduction of the Company's unique, light weight, low-power CT Scanner. Operating costs associated with the Hotel for fiscal years 1996 and 1995 were $5,627,000 and $5,294,000, respectively.

General and administrative and selling expenses decreased $596,000, a result of lower selling expenses primarily in the areas of advertising and staff expenses, offset by higher general and administrative expenses relating to staffing. Research and product development expenses decreased $873,000 primarily due to a reduction in the engineering effort applicable to the development of the mobile CT Scanner.

Gain on foreign exchange for fiscal 1996 amounted to $524,000, compared to a loss of $666,000 for fiscal 1995, primarily from the Company's subsidiary in Denmark.

Computer software costs of $1,985,000 and $3,524,000 were capitalized in fiscal 1996 and 1995, respectively. Amortization of capitalized software amounted to $2,325,000 and $2,355,000 in fiscal 1996 and 1995, respectively.

The amortization of the excess of cost over fair value of net assets acquired from Camtronics was $127,000 and $138,000 in fiscal 1996 and 1995, respectively. The amortization of the excess of cost over fair value of net assets acquired from SKY was $179,000 in fiscal 1996 and 1995.

The amortization of excess of fair value of net assets over cost acquired from B&K was $542,000 and $533,000 in fiscal 1996 and 1995, respectively.

The Company's share of losses of a newly formed privately held company amounted to $821,000 in fiscal 1996. (See Note 5 of Notes to Consolidated Financial Statements.)

During July 1995 the Company sold 2,300,000 common shares of Park
Meditech for a net price of $1.00 per share, resulting in a gain of $1,736,000. (See Note 5 of Notes to Consolidated Financial Statements.)

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, in fiscal 1996 and 1995 amounted to $224,000 and $765,000, respectively.

Minority interest in the net loss of the Company's consolidated foreign subsidiary, B&K, in fiscal 1996 and 1995 was $1,370,000 and $247,000, respectively.

The effective tax rate for fiscal 1996 was 26% vs. 22% for fiscal 1995. This increase was primarily a result of losses of a foreign subsidiary for which there was no tax benefit offset in part by the utilization of alternative minimum tax credits.

Net income for fiscal 1996 was $13,065,000, or $1.04 per share as compared with $12,706,000, or $1.02 per share for fiscal 1995.

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

Equity in net losses of an unconsolidated affiliate located in Canada, amounted to $595,000 during fiscal 1994. (See Note 5 of Notes to Consolidated Financial Statements.)

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

Financial Position

The Company's balance sheet at July 31, 1996, reflects a current ratio of 6.0 to 1, compared to 6.4 to 1 at July 31, 1995. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 73% of current assets at July 31, 1996. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was .25 to 1 at July 31, 1996 compared to .30 to 1 at July 31, 1995.

On February 22, 1996, the Company invested $2,000,000 for a 33% interest in a newly formed privately held company which will design and manufacture subassemblies for medical imaging equipment.

On July 1, 1996, the Company acquired the remaining 41% minority interest in B&K for $3,416,000 in cash. The Company now owns 100% of the outstanding shares of B&K.

Capital expenditures for fiscal 1996 totaled approximately $6,233,000.

As part of a stock repurchase program authorized by the Board of Directors, the Company made the following purchases of common stock for its treasury:
17,500 shares during fiscal 1996 at an aggregate cost of $345,000; 19,200 shares during fiscal 1995 at an aggregate cost of $326,000 and 97,800 shares during fiscal 1994 at an aggregate cost of $1,543,000.

Impact of Inflation

Overall, inflation has not had a material impact on the Company's operations during the past three fiscal years.

Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company will not adopt the fair value method of accounting for employee stock-based compensation but will instead comply with the pro forma disclosure requirements beginning in fiscal 1997. The Company believes that adoption of SFAS 123 will not have a material impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment and, therefore, does not believe the adoption of the standard in fiscal 1997 will have a material effect on its financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

     The financial statement and supplementary data are listed under PART IV, Item 14 in this Report.

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

         None

                                           PART III


Item 10.   Directors and Executive Officers of the Registrant


   (a)      Directors

                                                           Other Offices Held
                                    Director   Expiration          As of
Name                         Age    Since       of Term*       August 30, 1996

Bernard M. Gordon           69       1969       1998        Chairman of the
                                                            Board and Chief
                                                            Executive Officer

Bruce R. Rusch              53       1993       1997        President and Chief
                                                            Operating Officer

John A. Tarello             65       1979       1998        Senior Vice
                                                            President and
                                                            Treasurer

M. Ross Brown               62       1984       1999        Vice President

Edward F. Voboril           53       1990       1999            ----

Gerald L. Wilson            57       1980       1998            ----



Bruce W. Steinhauer         61       1993       1997            ----


*The Board of Directors is divided into three classes, each having a three year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

         (b)        Executive Officers


          Name         Age        Office Held                  Has been Held

Bernard M. Gordon       69        Chairman of the Board and           1969
                                  Chief Executive Officer

Bruce R. Rusch          53        President and Chief                 1995
                                  Operating Officer

John A. Tarello         65        Senior Vice President           1980 & 1985,
                                  and Treasurer                   respectively

M. Ross Brown           62        Vice President                      1984

Julian Soshnick         64        Vice President                      1982
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

          Bruce R. Rusch was appointed a Vice President of the Company in January 1993 and President in January 1995. Mr. Rusch has been President of SKY Computers, Inc. since 1987. SKY Computers, Inc. was acquired by Analogic effective April 1, 1992. Mr. Rusch is a director of Astea International, Inc.

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

         Julian Soshnick joined the Company in October 1981 as General Counsel and has served as a Vice President since July 1982 and Clerk since 1988.

         Dr. Gerald L. Wilson is the former Dean of the School of Engineering at Massachusetts Institute of Technology and the Vannevar Bush Professor of Engineering at the Massachusetts Institute of Technology. Dr. Wilson has served on MIT's faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. He is a director of Commonwealth Energy Systems and ASECO Corporation. He also served as Vice President of Technology and Manufacturing for Carrier Corporation during 1991 and 1992.

         Edward F. Voboril has been President and CEO of Wilson Greatbatch Ltd. of Clarence, New York since December 1990.

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

                 None

         (g)     Promoters and Control Persons

                 Inapplicable

         Compliance with Section 16(a) of the Exchange Act

          Upon review of the forms and representations furnished to the Company pursuant to Item 405 of Regulation S-K, the Company identifies
Edmund F. Becker, Jr. as the only "reporting person" (as defined in said Item
405) who failed to file on a timely basis a report required by Section 16(a) of the Exchange Act. Dr. Becker failed to timely file one (1) Form 4 on which one (1) transaction was reported.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation information for the Chief Executive Officer and each of the next four most highly compensated executive officers of the Company during the last fiscal year ("Named Officers")  for services rendered in all capacities for the last three fiscal years.

                                                                                    LONG-TERM
                                ANNUAL COMPENSATION                             COMPENSATION AWARDS
                                                                       Restricted                        All Other
Name and                                                 Total Annual  Stock Awards    Stock Options     Compensation
Principal Position          Year   Salary     Bonuses    Compensation   ($)(A)(B)                           ($) (C)
Bernard M. Gordon           1996   $325,000   $25,000      $350,000         ---               ---          $3,024
  Chairman (CEO)            1995    325,000    50,000       375,000         ---               ---           3,186
                            1994    300,000    50,000       350,000         ---               ---           4,698

Bruce R. Rusch              1996   $225,000   $21,000      $246,000         ---               ---          $2,855
  President (COO)           1995    206,519    35,000       241,519         ---               ---           3,007
                            1994    159,958    47,000       206,958         ---               ---            ---

John A. Tarello             1996   $210,000   $21,000      $231,000         ---               ---          $3,062
  Senior Vice President     1995    210,000    35,000       245,000         ---               ---           3,225
  and Treasurer             1994    195,000    35,000       230,000         ---               ---           3,842

M. Ross Brown               1996   $185,000   $18,000      $203,000         ---               ---          $2,921
  Vice President            1995    185,000    30,000       215,000         ---               ---           3,076
                            1994    175,000    30,000       205,000         ---               ---           3,316

Julian Soshnick             1996   $185,000   $18,000      $203,000         ---               ---          $2,949
  Vice President and        1995    185,000    30,000       215,000         ---               ---           3,106
  General Counsel           1994    175,000    30,000       205,000         ---               ---           3,345

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

(B) As of July 31, 1996, the following table reflects aggregate stock bonus awards, granted in 1993, for which transfer restrictions have not yet lapsed:

                               Shares             Market Value

     Bruce R. Rusch            33,750               $961,875
     M. Ross Brown             22,500                641,250
     Julian Soshnick           17,500                498,750


(C) Represents amounts allocated to the Named Officers pursuant to the Company's profit sharing plan under which it may, but is not required to, make contributions to a trust for the purpose of providing retirement benefits to employees.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         There were no stock options awarded to named officers under the Company's Key Employee Stock Option
Plans during the last fiscal year.


STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table indicates (i) stock options exercised by the Named Officers during the last fiscal year; (ii) the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of July 31, 1996; and (iii) the fiscal year-end value of "in-the-money"
unexercised options.

                                                                Number of            Value of Unexercised
                       Number of                         Unexercised Options         In-The-Money Options
                    Shares Acquired       Value           at Fiscal Year End        At Fiscal Year End(A)(B)
                      On Exercise       Realized (A)  Exercisable  Unexercisable  Exercisable  Unexercisable

Bernard M. Gordon         ---             ---            ---          ---             ---            ---

Bruce R. Rusch            ---             ---            ---          ---             ---            ---

John A. Tarello           ---             ---          10,000         ---         $136,250           ---

M. Ross Brown             ---             ---           2,500       7,500          $34,062       $102,188

Julian Soshnick           ---             ---           2,500       2,500          $34,062        $34,062
___________________________________

(A)   The value realized or the unrealized value of in-the-money options at year-end represents the aggregate difference between the market value on the date of grant and, either the market value on the date of exercise or, in the case of unrealized value, the market value at July 31, 1996.

(B)   "In-the-money" options are options whose exercise price was less than the market price of Common
Shares at July 31, 1996.

      Compensation of Directors

      Commencing August 1, 1996, each director who is not an employee of the Company is entitled to an annual fee of $10,000 ($8,000 in fiscal 1996) plus a fee of $1,000 per meeting ($500 in fiscal 1996) for each of the first four meetings of the Board or any Board Committee attended by him, together with reimbursement of travel expenses under certain circumstances.

      In February 1988, the Board of Directors adopted and stockholders approved at the January 1989 Annual Meeting of Stockholders, the 1988 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1988
Plan"). Pursuant to the 1988 Plan, options to purchase 50,000 shares of common stock may be granted only to directors of the Company or any subsidiary who are not otherwise employees of the Company or any subsidiary. The exercise price of options granted under the 1988 Plan is the fair market value of the Common Stock on the date of grant. The 1988 Plan provides that each Non-Employee director as of the date on which the Board of Directors adopted the 1988 Plan shall be granted an option to acquire 5,000 shares. Each new Non-Employee director who is subsequently elected to the Board of Directors shall be granted an option to acquire 5,000 shares after one year of service. In June, 1996 the Board of Directors amended the 1988 plan to increase the number of options that could be granted to each Non-Employee director to 10,000 shares.

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

      The following table sets forth options granted pursuant to the 1988 plan as of July 31, 1996:


             Date of   Options   Option  Options   Options       Options
             Grant     Granted   Price  Exercised  Exercisable Unexercisable

Dr. Wilson      2/01/88   5,000   $ 7.125   5,000         ---          ---

Dr. Wilson      6/12/96   5,000   $27.750     ---         ---         5,000

Mr. Voboril     6/12/91   5,000   $10.875     ---        5,000         ---

Mr. Voboril     6/12/96   5,000   $27.750     ---         ---         5,000

Dr. Steinhauer 10/08/93   5,000   $14.750     ---        3,334        1,666

Dr. Steinhauer  6/12/96   5,000   $27.750     ---         ---         5,000

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth information as to all persons (including any "group", as defined in section 13(d)(3) of the Exchange Act) known by the Company to have owned beneficially 5% or more of its Common Stock, $.05 par value, as of August 30, 1996:


                                  Amount and Nature of          Percent
Name and Address                  Beneficial Ownership          of Class


Bernard M. Gordon Charitable      4,720,192 shares (1)(2)     37.8% (1)(2)
Remainder Unitrust
 Bernard M. Gordon
 Julian Soshnick
 Gerald P. Bonder, Trustees
   8 Centennial Drive
   Peabody, MA  01960

Private Capital Management Inc.   1,281,475 shares (3)        10.3% (3)
   3003 Ninth Street
   Naples, FL  33940

T. Rowe Price                       756,000 shares (3)         6.0% (3)
   100 East Pratt Street
   Baltimore, MD 21202
__________________________________

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

(3)   The Company has been advised informally by Private Capital
      Management Inc. and T. Rowe Price that in their capacity as investment advisors they may be deemed a beneficial owner on August 30, 1996, of 1,281,475 shares, or 10.3% of the Company's Common Stock and 756,000 shares, or 6.0% of the Company's Common Stock, respectively.

(b) The following table sets forth information as to ownership of the Company's Common Stock, $.05 par value, by its directors and by all directors and executive officers as a group, as of August 30, 1996:

                               Amount and Nature of        Percent
Identity of Person              Beneficial Ownership(1)     of Class

Bernard M. Gordon              4,720,192 shares (2)(3)        37.8%

Bruce R. Rusch                    45,000 shares (4)              *

John A. Tarello                   42,500 shares (5)              *

M. Ross Brown                     27,500 shares (4)(5)           *

Gerald L. Wilson                   2,000 shares                  *

Edward F. Voboril                  5,000 shares (5)              *

Bruce W. Steinhauer                3,334 shares (5)              *

All Directors and Executive
Officers as a group
(8 persons)                    4,874,276 shares (4)(5)         39.0%

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

Item 13.   Certain Relationships and Related Transactions

     Mr. Bernard M. Gordon and Mr. Bernard L. Friedman, the Company's former Vice Chairman of the Board (Mr. Friedman resigned on July 31,
1993), each own 50% interest in a limited partnership (Audubon Realty), which owns the Danvers, Massachusetts facilities leased by the Company for a term to July 31, 2001. These facilities include a 50,000 square foot building completed in 1978; a 40,000 square foot addition to that building, completed in 1982; and an 80,000 square foot building which the Company moved into during 1980. The fixed annual rent on the entire 170,000 square feet was increased from $1,042,000 to $1,125,000 effective March 1, 1995, and shall be adjusted as of March 1 every third year to reflect increases in the cost of living. Both of the facilities are sublet on a self-renewing lease to Siemens Medical Electronics, Inc. for a term which as presently extended will end on December 1, 1998, subject to an eighteen-month notice of cancellation, on a triple-net basis.

     Mr. Gordon and Mr. Friedman each own a 50% interest in a limited partnership which owns the facility located at 360 Audubon Road, Wakefield, Massachusetts, which is leased by the Company for a term to July 31, 2003. This facility has been utilized by the Company for manufacturing and office space since May 1, 1981. The fixed annual rent for this facility was increased from $315,000 to $333,000 effective May 1, 1996, and shall be adjusted as of May 1 every third year to reflect increases in the cost of living.

     All of the foregoing rents are on a net lease basis, and accordingly the Company pays, in addition to the above rental payments, all taxes, maintenance, insurance, and other costs relating to the leased premises.

     See Item 2 of this Report for information as to the character of the leased premises, and Note 7 of Notes to Consolidated Financial Statements for further information as to the leases.

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

         (d)        Transactions with Promoters:

                    None

                                                PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

                                                                    Page
                                                                    Number

a)   1.   Financial Statements

           Report of independent accountants                           29


           Consolidated balance sheets at July 31, 1996 and 1995   30 - 31


           Consolidated statements of income for the years ended
           July 31, 1996, 1995, and 1994                               32


           Consolidated statements of stockholders' equity for the
           years ended July 31, 1996, 1995, and 1994               33 - 35


           Consolidated statements of cash flows for the years
           ended July 31, 1996, 1995, and 1994                     36 - 37

           Notes to consolidated financial statements              38 - 51


      2.   Financial Statement Schedule

           II  -  Valuation and qualifying accounts                    52


           Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto.

      3.   Exhibits  -  See Index to Exhibits                      53 - 56


     (b)   Report on Form 8-K

           No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 1996.

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


Date:    October 9, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    October 9, 1996                            /s/ Bernard M. Gordon
                                           Chairman of the Board,
                                           Chief Executive Officer and
                                           Director

Date:    October 9, 1996                            /s/ Bruce R. Rusch
                                            President,
                                            Chief Operating Officer and
                                            Director

Date:    October 9, 1996                            /s/ John A. Tarello
                                            Senior Vice President, Treasurer
                                            and Director

Date:    October 9, 1996                            /s/ M. Ross Brown
                                            Vice President and Director

Date:    October 9, 1996                           /s/ Bruce W. Steinhauer
                                            Director

Date:    October 9, 1996                           /s/ Edward F. Voboril
                                            Director

Date:    October 9, 1996                           /s/ Gerald L. Wilson
                                            Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Analogic Corporation
Peabody, Massachusetts


We have audited the accompanying consolidated balance sheets of Analogic Corporation and subsidiaries as of July 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows and the financial statement schedule listed in Item 14(a) of this Form 10-K for each of the three years in the period ended July 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analogic Corporation and subsidiaries as of July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.





Boston, Massachusetts
August 30, 1996

Analogic Corporation and Subsidiaries
Consolidated Balance Sheets (000 omitted)

                                                          JULY 31,

                                                     1996        1995

Assets
  Current assets:
    Cash and cash equivalents                        $18,040     $12,404
    Marketable securities, at market                  82,509      87,398
    Accounts and notes receivable,
      net of allowance for doubtful accounts
      (1996, $1,426 ; 1995, $1,361)                   45,207      43,980
    Accounts receivable, affiliates                    1,608       1,232
    Inventories                                       50,232      46,287
    Prepaid expenses and other current assets          4,416       5,108

           Total current assets                      202,012     196,409

  Property, plant and equipment, at cost:
    Land and land improvements                         4,252       4,252
    Buildings                                         36,825      36,768
    Property under capital leases                      6,251       6,841
    Leasehold and capital lease improvements           2,090       2,158
    Manufacturing equipment                           63,196      60,850
    Furniture and fixtures                            19,194      18,642
    Motor vehicles                                       998       1,206

                                                     132,806     130,717

     Less accumulated depreciation and
       amortization                                   85,050      80,955

                                                      47,756      49,762


  Investments in and advances to
    affiliated companies                               8,129       6,574


  Excess of cost over acquired net assets,
    net of accumulated amortization                      375         681



  Other assets, including unamortized
    software costs (1996, $6,073 ;
    1995, $6,413)                                      6,890       6,772

                                                    $265,162    $260,198


The accompanying notes are an integral part of these financial statements

Analogic Corporation and Subsidiaries
Consolidated Balance Sheets (000 omitted)

                                                    JULY 31,

                                                1996        1995

Liabilities and Stockholders' Equity
  Current liabilities:
    Mortgage and other notes payable             $3,644        $365
    Obligations under capital leases                442         393
    Accounts payable, trade                      11,438      12,467
    Accrued employee compensation
      and benefits                                9,822       9,008
    Accrued warranty                              2,521       1,516
    Accrued expenses                              3,632       5,029
    Accrued income taxes                          1,998       1,832

          Total current liabilities              33,497      30,610

  Long-term debt:
    Mortgage and other notes payable              6,677       7,016
    Obligations under capital leases              2,778       3,220

                                                  9,455      10,236

  Deferred income taxes                           4,832       4,683

  Minority interest in subsidiaries               4,268      12,489

  Excess of acquired net assets over cost, net    1,310       1,287

  Commitments

  Stockholders' equity:
    Common stock, $.05 par; authorized
      30,000,000 shares; issued 1996, 13,767,614
      shares; issued 1995, 13,691,925 shares        688         685
    Capital in excess of par value               21,413      20,517
    Retained earnings                           202,761     191,938
    Unrealized holding gains and losses           2,092       2,004
    Cumulative translation adjustments            1,539       2,846
                                                228,493     217,990
    Less:
      Treasury stock, at cost (1996, 1,273,073
        shares; 1995, 1,269,280 shares)          14,550      14,470
      Unearned compensation                       2,143       2,627

          Total stockholders' equity            211,800     200,893

                                               $265,162    $260,198

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Income (000 omitted, except share data)

                                          YEARS ENDED JULY 31,

                                     1996        1995        1994


Revenues:
 Product and service, net           $205,991    $187,964    $177,175
 Engineering and licensing             7,790       6,070       2,776
 Other operating revenue              10,528       9,720       9,166
 Interest and dividend income          6,151       5,073       4,628

 Total revenues                      230,460     208,827     193,745

Cost of sales and expenses:
 Cost of sales:
  Product and service                125,726     108,203      95,506
  Engineering and licensing            7,379       2,769       2,929
  Other operating expenses             5,627       5,294       5,258
 General and administrative           18,463      17,188      15,492
 Selling                              27,195      29,066      29,278
 Research and product development     29,017      29,890      26,100
 Interest expense                        832         812       1,167
 (Gain) loss on foreign exchange        (524)        666
 Amortization of excess of cost
  over acquired net assets               306         317         387
 Amortization of excess of acquired
  net assets over cost                  (542)       (533)       (577)

 Total cost of sales and expenses    213,479     193,672     175,540

Income from operations                16,981      15,155      18,205

Gain on sale of marketable securit                 1,736
Equity in net income (losses)
  of unconsolidated affiliates          (821)                  1,405

Income before income taxes            16,160      16,891      19,610
Provision for income taxes             4,241       3,667       3,038
Minority interest in net income (loss)
 of consolidated subsidiaries         (1,146)        518       1,915

Net income                           $13,065     $12,706     $14,657

Earnings per common and common
  equivalent share                     $1.04       $1.02       $1.18

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1996, 1995 and 1994 (000 omitted, except share date)

                                        Common stock        Capital in
                                                             excess of
                                      Shares      Amount     par value
Balance, July 31, 1993              13,517,599        $676     $18,807
Shares issued pursuant to
  stock grants, net of cancellations    48,750           2         696
Shares issued pursuant to
  stock options                         35,976           2         290
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                                               19
Income tax reduction relating
  to stock options                                                  99
Translation adjustments for the year
Net income for the year
Balance, July 31, 1994              13,602,325         680      19,911
Shares issued pursuant to
  stock grants, net of cancellations    39,500           2         608
Shares issued pursuant to
  stock options                         50,081           3         429
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                                               25
Income tax reduction relating
  to stock options                                                 126
Translation adjustments for the year
Net income for the year
Dividends paid ($0.08 per share)
Unrealized holding gains and
  losses for the period
Other                                       19                    (582)
Balance, July 31, 1995              13,691,925        $685     $20,517
Shares issued pursuant to
  stock grants, net of cancellations    20,500           1         275
Shares issued pursuant to
  stock options                         55,189           2         521
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                                               31
Income tax reduction relating
  to stock options                                                 246
Translation adjustments for the year
Net income for the year
Dividends paid ($0.18 per share)
Unrealized holding gains and
  losses for the period
Other                                                             (177)
Balance, July 31, 1996              13,767,614        $688     $21,413

The accompanying notes are an integral part of these financial statemen

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1996, 1995 and 1994 (000 omitted, except share date)
                                                 Unrealized    Cumulative
                                     Retained      holding     translation
                                     earnings  gains and loss  adjustments
Balance, July 31, 1993                $165,565                      (614)

Shares issued pursuant to
  stock grants, net of cancellations
Shares issued pursuant to
  stock options
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan
Income tax reduction relating
  to stock options
Translation adjustments for the year                               1,172
Net income for the year                 14,657
Balance, July 31, 1994                 180,222                       558
Shares issued pursuant to
  stock grants, net of cancellations
Shares issued pursuant to
  stock options
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan
Income tax reduction relating
  to stock options
Translation adjustments for the year                               2,288
Net income for the year                 12,707
Dividends paid ($0.08 per share)          (991)
Unrealized holding gains and
  losses for the period                                2,004
Other
Balance, July 31, 1995                $191,938        $2,004      $2,846
Shares issued pursuant to
  stock grants, net of cancellations
Shares issued pursuant to
  stock options
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan
Income tax reduction relating
  to stock options
Translation adjustments for the year                              (1,307)
Net income for the year                 13,065
Dividends paid ($0.18 per share)        (2,242)
Unrealized holding gains and
  losses for the period                                   88
Other
Balance, July 31, 1996                $202,761        $2,092      $1,539

The accompanying notes are an integral part of these financial statements

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1996, 1995 and 1994 (000 omitted, except share date)

                                Treasury stock                    Total
                                                    Unearned   stockholder
                               Shares     Amount  compensation   equity
Balance, July 31, 1993       (1,157,761) ($12,822)   ($2,705)   $168,907

Shares issued pursuant to
  stock grants, net of cancel   (10,000)                (698)
Shares issued pursuant to
  stock options                   5,000        54                    346
Purchases of treasury stock     (97,800)   (1,543)                (1,543)
Amortization of
  unearned compensation                                  656         656
Amounts related to employee
  stock purchase plan             7,293        78                     97
Income tax reduction relating
  to stock options                                                    99
Translation adjustments for the year                               1,172
Net income for the year                                           14,657
Balance, July 31, 1994       (1,253,268)  (14,233)    (2,747)    184,391
Shares issued pursuant to
  stock grants, net of cancel    (5,000)                (610)
Shares issued pursuant to
  stock options                                                      432
Purchases of treasury stock     (19,200)     (326)                  (326)
Amortization of
  unearned compensation                                  730         730
Amounts related to employee
  stock purchase plan             8,188        89                    114
Income tax reduction relating
  to stock options                                                   126
Translation adjustments for the year                               2,288
Net income for the year                                           12,707
Dividends paid ($0.08 per share)                                    (991)
Unrealized holding gains and
  losses for the period                                            2,004
Other                                                               (582)
Balance, July 31, 1995       (1,269,280) ($14,470)   ($2,627)   $200,893
Shares issued pursuant to
  stock grants, net of cancel    (9,500)       (1)      (275)
Shares issued pursuant to
  stock options                  14,100       147                    670
Purchases of treasury stock     (17,500)     (345)                  (345)
Amortization of
  unearned compensation                                  759         759
Amounts related to employee
  stock purchase plan             9,107       102                    133
Income tax reduction relating
  to stock options                                                   246
Translation adjustments for the year                              (1,307)
Net income for the year                                           13,065
Dividends paid ($0.18 per share)                                  (2,242)
Unrealized holding gains and
  losses for the period                                               88
Other                                          17                   (160)
Balance, July 31, 1996       (1,273,073) ($14,550)   ($2,143)   $211,800

The accompanying notes are an integral part of these financial statements

Analogic Corporation and Subsidiaries
Consolidated Statements of Cash flow  (000 omitted)
                                                    Years Ended July 31,
                                                   1996     1995     1994
Cash flows from operating activities:
Net income                                      $13,065  $12,706  $14,657
  Adjustments to reconcile net income to net
         cash provided by operating activities:
         Deferred income taxes                      177      255      920
         Depreciation                             6,203    6,365    6,598
         Amortization of capitalized software     2,325    2,355    1,602
         Amortization of excess of cost over net
            acquired assets                         306      317      387
         Amortization of excess of acquired net
            assets over cost                       (542)    (533)    (577)
         Amortization of other assets (deferred
            charges)                                (32)      39        3
         Minority interest in net income (losses)
            of consolidated subsidiaries          (1,146)     518    1,915
         Provision for losses on accounts
           receivable                                 65       21     (179)
         Gain on sale of marketable securities             (1,736)
         Gain on sale of equipment                   (40)     (34)     (30)
         Excess of equity in losses (income) of
           unconsolidated affiliates over
           dividend received                         821            (1,105)
         Compensation from stock grants              759      731      656
         Changes in operating assets & liabilities
           Decrease (increase) in assets:
             Accounts and notes receivable        (1,403)  (8,561)  (3,543)
             Inventories                          (3,945)  (5,118)  (1,229)
             Prepaid expenses and other
              current assets                         399     (305)      75
             Other assets                           (426)     (17)      74
           Increase (decrease) in liabilities:
             Accounts payable, trade              (1,029)   4,899     (928)
             Accrued expenses and other
              current liabilities                   (715)     816      801
             Accrued income taxes                    412      627     (663)
    Total adjustments                              2,189      639    4,777
    Net cash provided by operating activities     15,254   13,345   19,434
Cash flows from investing activities:
    Investments in and advances to affiliated
      companies                                   (2,376)    (143)  (1,583)
    Additions to property, plant and equipment    (6,233)  (8,217)  (7,326)
    Capitalized software                          (1,985)  (3,524)  (3,305)
    Proceeds from sale of property, plant and
      equipment                                     119       55      114
    Purchases of marketable securities           (21,650) (24,062) (12,600)
    Maturities of marketable securities           26,627   10,475    9,115
    Proceeds from sale of marketable securities             2,300
    Net cash used by investing activities         (5,498) (23,116) (15,585)

Analogic Corporation and Subsidiaries
Consolidated Statements of Cash flow  (000 omitted)
                                                    Years Ended July 31,
                                                    1996     1995     1994
Cash flows from operating activities: (continued)

Cash flows from financing activities:
    Proceeds from overdraft facility               3,305
    Payments on debt and capital lease obligations  (758)  (2,331)    (631)
    Purchase of common stock for treasury           (345)    (325)  (1,543)
    Purchase of common stock of majority owned
      subsidiary                                    (160)    (582)    (201)
    Issuance of common stock pursuant to stock
      options and employee stock purchase plan       803      546      443
    Dividends paid shareholders                   (2,242)    (992)
    Purchase of minority interest                 (3,416)
    Net cash used by financing activities         (2,813)  (3,684)  (1,932)
    Effect of exchange rate changes on cash       (1,307)   2,288    1,172
    Net increase (decrease) in cash and
      cash equivalents                             5,636  (11,167)   3,089
Cash and cash equivalents, beginning of year      12,404   23,571   20,482
Cash and cash equivalents, end of year           $18,040  $12,404  $23,571

The accompanying notes are an integral part of these financial statements.

                ANALOGIC CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of business operations and significant accounting policies:

     Business operations:

     The Company's operations consist of the design, manufacture and sale of high-technology, high-precision analog/digital signal processing instruments and systems to customers in the medical and industrial industry.

     Product, service, engineering and licensing export revenue, primarily from customers in Europe and Asia, amounted to approximately
     $77,600,000 or 36%, $65,200,000 or 34%, and $60,800,000 or 34%
     of total product, service, engineering and licensing revenue for the years ended July 31, 1996, 1995 and 1994, respectively.

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

     (e)   Capitalized software costs:

           The Company capitalizes certain computer software costs which are amortized utilizing the straight-line method over the economic lives of the related products not to exceed three years. Accumulated amortization approximated $10,001,000 and
           $7,676,000 at July 31, 1996 and 1995, respectively.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   Summary of business operations and significant accounting policies:
     (continued)

     (f)   Warranty costs:

           The Company provides for estimated warranty costs as products are shipped.

     (g)   Income taxes:

           The Company does not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

     (h)   Earnings per share:

           Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are the same. The number of common and common equivalent shares utilized in the per share computations were 12,562,085, 12,475,035 and 12,433,821 in fiscal 1996, 1995 and
           1994, respectively.

     (i)   Cash and cash equivalents:

           The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents. Cash equivalents amounted to approximately $16,382,000 and $9,004,000 at July 31, 1996 and 1995, respectively.

     (j)   Concentration of credit risk:

           The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users. The
           Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution.

     (k)   Marketable securities:

           The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain
           Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses cost is identified on a specific identification basis.

     (l)   Accounting Standards:

           Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company will not adopt the fair value method of accounting for employee stock-based compensation but will instead comply with the pro forma disclosure requirements beginning in fiscal 1997. The Company believes that adoption of SFAS 123 will not have a material impact on the Company's financial position or results of operations.

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   Summary of business operations and significant accounting policies:
     (continued)

     (l)   Accounting Standards: (continued)

           Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment and, therefore, does not believe the adoption of the standard in fiscal 1997 will have a material effect on its financial position or results of operations.

     (m)   Use of estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions and disclosure of contingencies at the date of the financial statements. Actual results could differ from these estimates.

     (n)   Basis of presentation:

           Certain financial statement items have been reclassified to conform to the current year's format.

2.   Business combinations:

     The Company's subsidiary, Camtronics, has entered into an agreement with the three founding stockholders ("Founders") who are also active employees of Camtronics. The agreement requires Camtronics to purchase up to 5% of the shares of common stock originally issued to the Founders at their option during each fiscal year beginning in 1992 pursuant to a predetermined formula. If a Founder does not exercise his right to cause Camtronics to purchase his outstanding shares, such rights shall not lapse, but shall be cumulative and may be exercised thereafter. The Company's ownership of Camtronics increased from approximately 65% in fiscal 1992 to approximately 68% in fiscal 1996 as a result of the Founders exercising their conversion rights to sell 5% of their shares for the amount of $763,000, $244,000, and $202,000 during fiscal 1996, 1995, and 1994, respectively. The carrying value of the Company's total investment in Camtronics exceeded its portion of underlying equity in net assets by approximately $1,453,000. This excess is being amortized over a 10 year period. Accumulated amortization amounted to $1,197,000 and $1,071,000 as of July 31, 1996 and 1995, respectively.

     As of January 1, 1993, the Company acquired an interest of approximately 57% in a newly-formed company, B&K Ultrasound
     Systems A/S ("B&K"), for $3,607,000 in cash and a subordinated interest free short-term loan of $3,500,000 which was converted into equity on July 31, 1993. The Company's ownership interest was adjusted upward to 59% in fiscal 1994 in accordance with the shareholders' agreement. B&K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B&K's operations have been included in the Company's consolidated financial statements beginning January 1, 1993. The Company's equity in net assets of B&K exceeded the purchase price by approximately $2,662,000. This excess of acquired net assets over cost is being amortized over a 5 year period beginning in January, 1993. Accumulated amortization amounted to $1,908,000 and $1,376,000 as of July 31, 1996 and 1995, respectively.

                       ANALOGIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Business combinations: (continued)

     As of July 1, 1996, the Company acquired the remaining 41% interest in B&K for $3,416,000 in cash. The Company's equity in net assets of B&K exceeded the purchase price by approximately $565,000. This excess is being amortized over a five year period beginning July 1, 1996. Amortization during fiscal 1996 was $9,000.

     On April 1, 1992, the Company acquired all of the common stock of SKY Computers, Inc. (SKY) for $3,161,000 in cash. The carrying value of the Company's investment in SKY exceeded its equity in net assets by approximately $895,000. This excess is being amortized over a 5 year period. Accumulated amortization was $776,000 and $597,000 as of July 31, 1996 and 1995, respectively.

3.   Marketable securities:

     Marketable securities are categorized as available-for-sale securities and summarized as follows:

                                                          Gross Unrealized
    July 31, 1996             Cost       Fair Value       Gain      Loss

Debt securities issued by   $78,675,000    $79,651,000  $1,185,000 ($209,000)
various state and local
municipalities and agencies

Equity securities             1,742,000      2,858,000   1,116,000
                            $80,417,000    $82,509,000  $2,301,000 ($209,000)

      July 31, 1995

Debt securities issued by   $84,413,000    $85,398,000  $1,277,000 ($292,000)
various state and local
municipalities and agencies

Equity securities               981,000      2,000,000   1,019,000
                            $85,394,000    $87,398,000  $2,296,000 ($292,000)

     Contractual maturities range from one to nine years, with the majority five years or less.

4.   Inventories:

     The components of inventory are as follows:
                                           July 31
                              1996                         1995
     Raw materials         $19,363,000                 $18,883,000
     Work-in-process        17,830,000                  16,037,000
     Finished goods         13,039,000                  11,367,000
                           $50,232,000                 $46,287,000

                       ANALOGIC CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Investments in and advances to affiliated companies:

     The Company owns 50% of Analogic Scientific, Inc. ("Scientific"), a joint venture corporation with Kejian Corporation of The People's Republic of China. The Company's original investment of $1,500,000 has been accounted for using the equity method of accounting. The Company's share of Scientific's income amounted to $2,000,000 in fiscal year 1994. The Company did not report any income in fiscal year 1996 and 1995 related to this investment. Dividends received from Scientific amounted to $300,000 in fiscal 1994. No dividends were received in fiscal year 1996 and 1995. During fiscal 1996 the Company invested an additional $500,000 in Scientific. The carrying value of this investment was $6,200,000 at July 31, 1996 and $5,700,000 at July 31, 1995. Transactions with Scientific for fiscal years 1996, 1995 and 1994 consisted of revenues of approximately $735,000, $1,076,000 and $2,990,000, respectively. At July 31, 1996 and 1995, accounts receivable from this affiliate were $676,000 and $1,232,000, respectively.

     A charge of $595,000, resulting from the Company's share of losses in a privately-held company, accounted for by the equity method, had been recorded in fiscal year 1994. During fiscal year 1994, the investment in this privately-held company was exchanged for common stock of Park Meditech, Inc. ("Park").

     During June 1995, the Company loaned Park $1,500,000, structured as a Convertible Subordinated Promissory Note, with interest at 8%, payable quarterly, and principal due on or before June 1, 1996. This note was convertible, at the option of the Company, into 600,000 common shares of Park stock until June 1, 1996. In addition, the Company had warrants convertible to 200,000 common shares of Park stock at a price of $2.50 (US) until June 1, 1997.

     On February 13, 1996, the Company acquired 1,715,384 shares of Park Common Stock and an 11% Convertible Unsecured Subordinated
     Debenture in the principal amount of $750,000 in consideration of the cancellation of the Convertible Subordinated Promissory Note in the amount of $1,500,000 and 200,000 Common Share purchase warrants.
     With certain restrictions, the Convertible Unsecured Subordinated Debenture may be converted into Common Shares at a price of $1.20 (Canadian) per Common Share. The Company currently owns
     5,715,384 shares or approximately 14% of the outstanding shares of Park. Park shares are currently traded on the Montreal Exchange
     (PKM) as well as the NASDAQ small cap exchange (PMDTF). The investment in Park is included in marketable securities at July 31, 1996 and 1995, respectively.

     On February 22, 1996, the Company invested $2,000,000 for a 33% interest in a newly formed privately held company which will design and manufacture subassemblies for medical imaging equipment. Transactions with this new formed privately held company consisted of revenues of approximately $2,667,000 during fiscal 1996. At July 31, 1996, accounts receivable from this company were $932,000.

     The Company's $750,000 investment in a limited partnership is accounted for using the cost method, as the Company is a limited partner, and accordingly, has no influence over the partnership. During fiscal 1996, the Company received a distribution of $623,000 from the limited partnership.

                      ANALOGIC CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6.   Mortgage and other notes payable:

     Mortgage and other notes payable consists of the following:


                                                       July 31
                                                1996             1995
3% mortgage note payable, due 2017,
payable quarterly, collateralized
by land, office and manufacturing
facilities                                    $5,516,000     $5,699,000

Business Development Revenue Bonds,
interest of approximately 7% payable
quarterly, annual principal payments
of $150,000 through September 1, 2005,
collateralized by land, office and
manufacturing facilities; is callable
at the Company's option at face value
without penalty from September 1, 1996
through August 31, 1997                       1,500,000      1,650,000

Term loan, at prime rate, (8.75% at
July 31, 1995), due April, 1996,
payable in monthly installments,
collateralized by computer equipment
and software                                                    32,000

Uncollateralized foreign bank overdraft
facility with interest at 8.5% per year       3,305,000

                                             10,321,000      7,381,000

Less current portion                          3,644,000        365,000

                                            $ 6,677,000     $7,016,000

Principal maturities in each of the next five fiscal years on the above notes are as follows: 1997, $3,644,000; 1998, $344,000; 1999, $350,000;
2000, $356,000; 2001, $363,000.

                        ANALOGIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.   Lease commitments and related party transactions:

     The Company leases three operating facilities from a partnership in which the Chairman and the former Vice Chairman are partners under leases that have been accounted for as capital leases. Certain leases contain contingent rentals based upon cost of living adjustments. Contingent rentals were not significant in 1996, 1995 and 1994.

     One of the Company's wholly-owned subsidiaries leased certain machinery and equipment under capital lease agreements which expired in 1996.

     Property under capital leases is included in property, plant and equipment, as follows:

                                                  July 31
                                              1996         1995
     Land and buildings                  $ 6,251,000   $ 6,251,000
     Machinery and equipment                               590,000
                                           6,251,000     6,841,000
     Less accumulated amortization         4,781,000     5,017,000
     Net capital lease assets            $ 1,470,000   $ 1,824,000

     Certain of the Company's subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases expire through 1999 and contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

     Rent expense approximated $534,000, $610,000 and $814,000 (net of sublease income of $1,186,000, $1,179,000 and $1,199,000) in fiscal
     1996, 1995 and 1994, respectively.

     The following is a schedule by year of future minimum lease payments at July 31, 1996:

                                       Capital        Operating
     Fiscal Year                       Leases          Leases

      1997                            $812,000        $850,000
      1998                             812,000         857,000
      1999                             812,000         470,000
      2000                             812,000          40,000
      2001                             812,000
      Last years (through 2003)        578,000
                                    $4,638,000      $2,217,000
     Less amount representing
      interest, at 9.5% - 17.6%      1,418,000

     Present value of minimum
      lease payments (includes
      current portion of $442,000)  $3,220,000

                               ANALOGIC CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.   Lease commitments and related party transactions:  (continued)

     Future minimum lease payments under capital leases have not been reduced for sublease rental income of approximately $1,186,000.

     Included in accounts and notes receivable are $200,000 of convertible debentures from UltraAnalog, Inc., a manufacturer of analog-to-digital and digital-to-analog converters. Bernard M. Gordon, the Company's Chairman, owns 72% of the outstanding common stock of UltraAnalog, Inc. which the Company, solely at its option, has the right to acquire at his cost.

8.   Stock option and stock bonus plans:

     At July 31, 1996, the Company had three key employee stock option plans; two of which have lapsed as to the granting of options. In addition, the Company has one key employee stock bonus plan, one non-employee director stock option plan and one employee stock purchase plan.

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

     Under the Company's key employee stock bonus plan, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plan may not dispose or otherwise transfer stock granted for three years from date of grant. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Amortization of $759,000, $730,000 and $656,000 was recorded in fiscal 1996, 1995 and 1994, respectively.

     Under the employee stock purchase plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding fair market value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 9,107 in 1996, 8,188 in 1995 and 7,293 in 1994.

     At July 31, 1996, 959,105 shares were reserved for grant under the above stock option, bonus and purchase plans.

                       ANALOGIC CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.   Stock option and stock bonus plans:  (continued)

     The following table sets forth the stock option transactions for the years ended July 31, 1996, 1995 and 1994:

                    1996                 1995               1994
             Option     Number      Option  Number    Option     Number
           price per     of       price per   of    price per      of
             share      shares     share   shares     share      shares

Options
outstanding,
beginning
of year   $7.125-$18.25 446,502 $7.125-$18.00 359,729 $7.125-$16.125 325,955
Options
granted   18.00-27.75   151,000  16.50-18.25   164,850 14.750-18.00  109,125

Options
exercised 7.125-16.50   (69,289) 7.125-11.75   (50,081) 7.125-14.00  (40,976)

Options
cancelled               (38,425)               (27,996)              (34,375)

Options
outstanding,
end of year 8.25-27.75  489,788  7.125-18.25   446,502  7.125-18.00  359,729

Options
exercisable,
end of year 8.25-27.75   94,964  7.125-16.50   140,406  7.125-11.75  113,791



9.   Profit sharing retirement plan:

      The Company has a qualified Profit Sharing Retirement Plan for the benefit of eligible employees. The plan provides that the Company shall make contributions from current or accumulated earnings as determined by the Board of Directors. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. Profit sharing expense amounted to $700,000 in 1996, $700,000 in 1995 and $660,000 in 1994.

     The Company has 401(K) plans under which employees can contribute up to 15% of their annual base income, not to exceed the maximum amount allowable under the Internal Revenue Code in any one calendar year.

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Interest:

     Total interest incurred amounted to $1,002,000, $988,000, and $1,261,000 in 1996, 1995 and 1994, respectively, of which $170,000 in
1996, $176,000 in 1995 and $94,000 in 1994 was capitalized.

11.  Income taxes:

     The components of the provision for income taxes are as follows:

                                                  July 31
                                   1996         1995         1994

Current income taxes:
  Federal                    $ 3,757,000   $2,795,000     $1,747,000
  State and Foreign              307,000      617,000        371,000
                               4,064,000    3,412,000      2,118,000

Deferred income taxes (benefit):
  Federal                        187,000      291,000        915,000
  State and foreign          (    10,000)     (36,000)         5,000
                                 177,000      255,000        920,000
                              $4,241,000   $3,667,000    $ 3,038,000

     The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

                                                July 31
                                   1996          1995        1994

Unrealized equity
  gain/loss                   ( $369,000)    $493,000      $424,000
     Capitalized software         26,000      151,000       325,000
       Depreciation              598,000      306,000       370,000
     Bad debts                (   59,000)      17,000         6,000
     Inventory valuation      (   78,000)  (   42,000)   (   11,000)
     Benefit Plans            (  175,000)  (  486,000)   (   18,000)
     Other items, net            234,000   (  184,000)   (  176,000)
                             $   177,000   $  255,000   $   920,000


     Income (loss) before income taxes from domestic and foreign operations is as follows:

                                                 July 31
                                  1996          1995         1994

Domestic                     $19,796,000  $17,942,000   $17,356,000
  Foreign                     (3,636,000)  (1,051,000)    2,254,000
                             $16,160,000  $16,891,000   $19,610,000

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Income taxes:  (continued)

     The components of the deferred tax assets and liabilities are as follows:

                                           Deferred Tax    Deferred Tax
                                           Assets          Liabilities

July 31, 1996

Depreciation                                               $ 3,212,000
Bad debt allowance                         $ 204,000
Capitalized interest and other costs         156,000           473,000
Inventory                                  1,613,000
Warranty                                     659,000
Benefit plans                              1,340,000
Lease transactions                           710,000
Unrealized equity gain/loss                  828,000         1,689,000
Capitalized software                                         1,878,000
Net operating loss carryforwards           2,630,000
Alternative minimum tax credit
 carryforwards                               511,000
Miscellaneous                                401,000
                                           9,052,000         7,252,000
Valuation allowance                       (4,231,000)
                                         $ 4,821,000        $7,252,000

July 31, 1995
Depreciation                                                $2,614,000
Bad debt allowance                           145,000
Capitalized interest and other costs         305,000           452,000
Inventory                                    445,000
Warranty                                     589,000
Benefit plans                              1,165,000
Lease transactions                           720,000
Unrealized equity gain/loss                  400,000         1,630,000
Capitalized software                                         1,852,000
Business credit carry forwards               742,000
Alternative minimum tax credit
 carryforwards                               997,000
Miscellaneous                                277,000
                                           5,785,000         6,548,000
Valuation allowance                      ( 1,491,000)
                                         $ 4,294,000        $6,548,000

Included in prepaid expenses and other current assets is $2,401,000 and $2,429,000 of current deferred tax assets at July 31, 1996 and 1995, respectively.

                               ANALOGIC CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

11.  Income taxes:  (continued)

     A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:


                                             Year Ended July 31,
                                          1996       1995     1994
     U.S. federal statutory tax rate       35%        35%      35%
     Tax loss on dissolution of foreign
      subsidiary                                              ( 9 )
     Foreign sales corporation tax
      benefit                             ( 3 )     ( 3 )     ( 2 )
     State income taxes, net of
      federal tax benefit                   2         1         1
     Tax exempt interest                  ( 8 )     ( 8 )     ( 6 )
     Net losses (profits) of
      subsidiaries and affiliates
      not taxed                             7       ( 1 )
     General business credit utilized     ( 3 )     ( 1 )
     Alternative minimum tax              ( 3 )                 3
     Other items, net                     ( 1 )     ( 2 )     ( 5 )
     Effective tax rate                    26%       22%       16%



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

     The Company has alternative minimum tax credit carryforwards of approximately $511,000 which may be carried forward indefinitely.

     One of the Company's subsidiaries has a net operating loss carryforward of approximately $1,600,000 expiring in 2009. In addition, certain of the Company's foreign subsidiaries have net operating loss carryforwards of approximately $4,500,000 which may be carried forward indefinitely.

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Quarterly results of operations (unaudited):

     The following is a summary of unaudited quarterly results of operations for the years ended July 31, 1996 and 1995.

                                   Total         Net         Earnings
                                 revenues      income        per share

        1996
     quarters

     First                   $ 46,478,000  $  1,359,000      $ .11

     Second                    53,146,000     2,000,000        .16

     Third                     60,486,000     3,762,000        .30

     Fourth                    70,350,000     5,944,000        .47

     Total                   $230,460,000  $ 13,065,000     $ 1.04

       1995
     quarters

     First                   $ 50,931,000   $ 3,474,000      $ .28

     Second                    52,537,000     3,132,000        .25

     Third                     49,104,000     1,866,000        .15

     Fourth                    56,255,000     4,234,000        .34

      Total                  $208,827,000  $ 12,706,000      $1.02

13.  Transactions with major customers and industries:

     One export customer accounted for approximately $30,000,000 or 14%, $27,700,000 or 14% and $25,700,000 or 14% of total product, service, engineering and licensing revenue in 1996, 1995 and 1994, respectively. Of the total product, service, engineering and licensing revenue, one domestic customer accounted for approximately $18,800,000 or 9%, $20,100,000 or 10% and $23,700,000 or 13% in 1996, 1995 and 1994,
respectively.

     The Company's ten largest customers accounted for approximately 57% of product, service, engineering, and licensing revenue during fiscal 1996.

     Medical Technology Products, consisting primarily of electronic subsystems for medical imaging equipment, accounted for approximately 71% of product, service, engineering, and licensing revenue in fiscal 1996.

                ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


14.  Supplemental disclosure of cash flow information:

     During fiscal years 1996, 1995 and 1994, interest paid amounted to $970,000, $1,371,000 and $1,039,000, respectively.

     Income taxes paid during fiscal years 1996, 1995 and 1994 amounted to $3,040,000, $2,802,000 and $3,763,000, respectively.

15.  Fair value of financial instruments:

     The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The Company believes similar terms for mortgage and other notes payable would be attainable. The fair value of marketable securities are estimated based on quoted market prices for these securities.

16.  Foreign Operations

     Financial information relating to the Company's foreign and domestic operations for fiscal years 1996, 1995, and 1994 are as follows:


 FY 1996                         Foreign        Domestic     Total

  Revenue                         $26,377,000   $204,083,000  $230,460,000
  Income (loss) from operations    (3,791,000)    20,772,000    16,981,000
  Identifiable assets              23,891,000    241,271,000   265,162,000

 FY 1995
 Revenue                         $31,522,000   $177,305,000  $208,827,000
 Income (loss) from operations    (1,051,000)    16,206,000    15,155,000
 Identifiable assets              29,313,000    230,885,000   260,198,000

 FY 1994
 Revenue                         $42,231,000   $151,514,000  $193,745,000
 Income from operations            2,254,000     15,951,000    18,205,000
 Identifiable assets              32,917,000    206,703,000   239,620,000

ANALOGIC CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

       Column A                      Column B      Column C  Column D    Column E    Column F

                                                   Additions
                                                  charged to   Additions
                                      Balance at  profit and    charged   Deductions                Balance
                                       beginning    loss or    to other      from                   at end
      Description                      of period    income     accounts    reserves   Recoveries   of period

Year ended July 31, 1996:
  Allowance for doubtful accounts     $1,361,000    $185,000               ($120,000)             $1,426,000
  Deferred tax valuation allowance     1,491,000   3,720,000                (980,000)              4,231,000

Year ended July 31, 1995:
  Allowance for doubtful accounts     $1,339,000    $188,000               ($166,000)             $1,361,000
  Deferred tax valuation allowance     1,384,000     107,000                                       1,491,000

Year ended July 31, 1994:
  Allowance for doubtful accounts     $1,518,000     $65,000               ($244,000)             $1,339,000
  Deferred tax valuation allowance     1,350,000      34,000                                       1,384,000



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

10.4(a)Lease dated October 31, 1977      Exhibit 6(d) to the Company's
       from Audubon  Realty, Ltd.        Registration Statement on Form
       to Data Precision Corporation     S-14 (File No. 2-61959)
       and related letter agreement
       dated January 18, 1978

    (b)Amendment of Lease dated          Exhibit I to the Company's Annual
       June 19, 1979 between Audubon     Report on Form 10-K for the fiscal
       Realty, Ltd. and Analogic         year ended July 31, 1982

    (c)Third Amendment of Lease          Exhibit to the Company's Annual
       dated August 2, 1982              Report on Form 10-K for the fiscal
                                         year ended July 31, 1982

    (d)   Fourth Amendment of Lease      Exhibit 19.1 to Quarterly Report on
          dated December 31, 1982        Form 10-Q for the three months
                                         ended January 31, 1983


10.5(a)Lease dated March 16, 1981        Exhibit II to the Company's
       from Audubon Realty Ltd. to       Quarterly Report on Form 10-Q
       Analogic                          for the three months ended
                                         April 30, 1981

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

    (c)   Equity Infusion Agreement     Exhibit 10.12(c) to the Quarterly
                                        Report on Form 10-Q for the three
                                        months ended January 31, 1991

    (d)   Resolution Agreement dated    Exhibit 10.12(d) to the Company's
          July 31, 1991 and ratified    Annual Report on Form 10-K for the
          on August 8, 1991             fiscal year ended July 31, 1987

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

B&K Ultrasound Systems A/S                       Denmark

Camtronics Foreign Sales Corporation             Virgin Islands

Camtronics, Ltd.                                 Wisconsin

SKY COMPUTERS, Incorporated                      Massachusetts

SKY Limited                                      England

                             CONSENT  OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Analogic Corporation on Form S-3 (File Nos. 2-96488, 33-1089 and 33-1463) and Form S-8 (File Nos. 2-95091, 33-5913, 33-6835, 33-53381 and 33-27372) of
our report dated August 30, 1996 on our audits of the consolidated financial statements and financial statement schedule of Analogic Corporation at July
31, 1996 and 1995, and for the years ended July 31, 1996, 1995, and 1994, which report is included in the Annual Report on Form 10-K.




COOPERS & LYBRAND L.L.P.

October 7, 1996


