Form 10-Q
period 1996-10-31
ANALOGIC CORP
filed 1996-12-02
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          October 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at October 31, 1996 was 12,500,729

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     October 31, 1996 and July 31, 1996                            3

     Consolidated Condensed Statements of Income
     Three Months Ended October 31, 1996 and 1995                  4

     Consolidated Condensed Statements of Cash Flows
     Three Months Ended October 31, 1996 and 1995                  5

     Notes to Consolidated Condensed Financial Statements          6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         7 - 8



Part II Other Information                                        9 - 10

     Index to Exhibits                                             11

     Exhibit 11 - Calculation of Earnings per Share                12

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)
                                                 October 31,     July 31,*
                                                    1996           1996
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 19,923       $ 18,040
   Marketable securities, at market                 84,086         82,509
   Accounts and notes receivable, net               46,354         46,815
   Inventories                                      52,068         50,232
   Prepaid expenses and other current assets         4,748          4,416
      Total current assets                         207,179        202,012

 Property, plant and equipment, net                 47,442         47,756
 Investments in and advances to affiliated
   companies                                         7,864          8,129
 Excess of cost over acquired net assets,
   net of accumulated amortization                     309            375

 Other assets, including unamortized software
   costs ($5,663 and $6,073)                         6,318          6,890
                                                  $269,112       $265,162
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    350       $  3,644
   Obligations under capital leases                    455            442
   Accounts payable, trade                          13,654         11,438
   Accrued employee compensation and benefits        8,628          9,822
   Accrued expenses                                  7,532          6,153
   Accrued income taxes                              3,277          1,998
   Accrued dividends payable                           625

      Total current liabilities                     34,521         33,497

 Long-term debt:
   Mortgage and other notes payable                  6,479          6,677
   Obligations under capital leases                  2,660          2,778

 Deferred income taxes                               4,843          4,832
 Minority interest in subsidiaries                   4,339          4,268
 Excess of acquired net assets over cost, net
   of accumulated amortization                       1,149          1,310

 Stockholders' equity:
   Common stock, $.05 par                              689            688
   Capital in excess of par value                   21,446         21,413
   Retained earnings                               206,070        202,761
   Unrealized holding gains and losses               2,206          2,092
   Cumulative translation adjustments                1,182          1,539
   Treasury stock, at cost                         (14,527)       (14,550)
   Unearned compensation                            (1,945)        (2,143)
                                                   215,121        211,800
                                                  $269,112       $265,162
* See note 2 of notes to consolidated condensed financial statements for further information.
The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                                  Three Months Ended
                                                       October 31,
Revenues:                                            1996      1995
  Product and service, net                         $52,383   $39,489
  Engineering and licensing                          2,363     1,400
  Other operating revenue                            3,404     3,228
  Interest and dividend income                       1,324     2,362
     Total revenues                                 59,474    46,479

Costs and expenses:
  Cost of sales:
     Product and service                            30,929    24,927
     Engineering and licensing                       1,899     1,339
     Other operating expenses                        1,628     1,538
  General and administrative                         4,282     4,283
  Selling                                            6,096     6,885
  Research and product development                   8,433     6,902
  Interest expense                                     216       185
  Gain on foreign exchange                            (150)      (61)
  Amortization of excess of acquired
   net assets over cost                               (161)     (133)
  Amortization of excess of cost
   over acquired net assets                             66        79
     Total cost of sales and expenses               53,238    45,944

Income from operations                               6,236       535

Equity in net loss of unconsolidated affiliate        (265)

Income before income taxes                           5,971       535

Provision (benefit) for income taxes                 1,966      (283)

Minority interest in net income (loss)
  of consolidated subsidiaries                          71      (541)
Net income                                         $ 3,934   $ 1,359

Average common and common
  equivalent shares outstanding                     12,654    12,540

Earnings per common and common
  equivalent share                                   $0.31     $0.11

Dividends declared per share                         $0.05     $0.04

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)
                                                      Three Months Ended
                                                           October 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                    1996      1995
  Net income                                           $ 3,934   $ 1,359
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                        1,507     1,540
     Amortization of capitalized software                  757       477
     Amortization of excess of cost over
      acquired net assets                                   66        79
     Amortization of excess of acquired net
      assets over cost                                    (161)     (133)
     Minority interest in net gain (loss) of
      consolidated subsidiaries                             71      (541)
     Compensation from stock grants                        165       166
     Gain sale of equipment                                 (6)       (4)
     Excess of equity in losses of unconsolidated
      affiliates over dividend received                    265
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                       461    (5,679)
       Inventories                                      (1,836)   (4,437)
       Prepaid expenses and other current assets          (333)     (194)
       Other assets                                         68      (609)
      Increase (decrease) in liabilities:
       Accounts payable, trade                           2,216     1,596
       Accrued expenses and other current liabilities      185    (4,279)
       Accrued and deferred income taxes                 1,291      (280)
       Accrued dividends payable                           625       497
  TOTAL ADJUSTMENTS                                      5,341      (443)
  NET CASH PROVIDED BY OPERATING ACTIVITIES              9,275       916
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (1,194)   (1,044)
  Capitalized software                                    (253)     (554)
  Purchases of marketable securities                    (2,463)   (9,750)
  Maturities of marketable securities                    1,000    12,160
  Proceeds from sale of property, plant and equipment        7         4
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (2,903)      816
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of overdraft facility                       (3,295)
  Payments on debt and capital lease obligations          (302)     (301)
  Purchase of common stock for treasury
  Purchase of common stock of majority owned subsidiary             (116)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                         90        69
  Dividends declared to shareholders                      (625)     (497)
  NET CASH USED BY FINANCING ACTIVITIES                 (4,132)     (845)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (357)     (623)
  NET INCREASE IN CASH AND CASH EQUIVALENTS              1,883       264
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          18,040    12,404
CASH AND CASH EQUIVALENTS, END OF PERIOD               $19,923   $12,668

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of October 31, 1996 and July 31, 1996, the results of its operations for the three months ended October 31, 1996 and 1995 and statements of cash flows for the three months then ended. The results of the operations for the three months ended October 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1997.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

2. Financial statements, with the exception of the July 31, 1996 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 1996 contains data derived from audited financial statements.

3. The inventories as of October 31, 1996 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                        October 31,          July 31,
                                           1996                1996
          Raw materials                 $19,441,000         $19,363,000
          Work-in-process                18,471,000          17,830,000
          Finished goods                 14,156,000          13,039,000
                                        $52,068,000         $50,232,000

4. Total interest expense, amounted to $256,000 of which $40,000 was capitalized during the three months ended October 31, 1996. Interest paid amounted to $216,000 and $245,000 during the three months ended October 31, 1996 and 1995, respectively.

5. Income taxes paid during the three months ended October 31, 1996 and 1995 amounted to $702,000 and $180,000, respectively.

6. The Company declared a dividend of $.05 per common share on October 9, 1996, payable on November 5, 1996 to shareholders of record on October 22, 1996.

7. Certain financial statement items have been reclassified to conform to the current periods' format.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 6.0 to 1 at October 31, 1996 and July 31, 1996. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 73% of current assets at October 31, 1996. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.25 to 1 at October 31, 1996 and July 31, 1996.

Capital expenditures totaled approximately $1,194,000 during the three months ended October 31, 1996.


RESULTS OF OPERATIONS
Three Months Fiscal 1997 (10/31/96) vs. Three Months Fiscal 1996 (10/31/95)

Product, service, engineering and licensing revenues for the three months ended October 31, 1996 were $54,746,000 as compared to $40,889,000 for the same period last year. The increase of $13,857,000 was due to an increase in sales of Medical Technology Products of $12,533,000, Signal Processing Technology Products of $1,198,000 and Industrial Technology Products of $126,000. Other operating revenue of $3,404,000 and $3,228,000 represents revenue from the Hotel operation for the three months ending October 31, 1996 and 1995, respectively. Interest and dividend income decreased primarily due to a distribution in the first quarter of fiscal 1996, from a limited partnership in which the Company has invested.

The percentage of total cost of sales to total net sales for the three months of fiscal 1997 and fiscal 1996 were 60% and 64%, respectively. The decrease was primarily due to a 34% increase in sales, diminished start up manufacturing costs associated with the CT Scanner and a favorable product mix. Operating costs associated with the Hotel during the three months of fiscal 1997 and 1996 were $1,628,000 and $1,538,000, respectively.

General and administrative and selling expenses decreased $790,000 primarily due to a cost reduction program in our subsidiary in Denmark. Research and product development expenses increased $1,531,000 primarily due to the expanding engineering effort applicable to developing complex medical imaging systems and an increase in the amortization of capitalized computer software costs.

Computer software costs of $366,000 and $554,000 were capitalized in the first three months of fiscal 1997 and 1996, respectively. Amortization of capitalized software amounted to $776,000 and $477,000 in the first three months of fiscal 1997 and 1996, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Three Months Fiscal 1997 (10/31/96) vs. Three Months Fiscal 1996 (10/31/95) (continued)

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the three months ended October 31, 1996 amounted to $71,000 compared to minority interest in the net loss of Camtronics of $33,000 for the three months ended October 31, 1995.

Minority interest in the net loss of the Company's consolidated subsidiary, B&K, for the first quarter of fiscal 1996 was $508,000. As of July 1, 1996 the Company purchased the remaining 41% minority interest in B&K.

The Company's share of losses of a newly formed privately held company amounted to $265,000 during the first quarter of fiscal 1997.

The effective tax rate for the first three months of fiscal 1997 was 33% which reflects the benefit of tax exempt interest and utilization of alternative minimum tax credit carryforwards. The tax benefit in the quarter ended October 31, 1995 was primarily a result of the benefit at the statutory tax rate on the loss of the Company's subsidiary in Denmark offset, in part, by the utilization of the alternative minimum tax benefit carry forwards applicable to profits of the remainder of the Company.

Net income for the three months ended October 31, 1996 was $3,934,000 or $.31 per share as compared with $1,359,000 or $.11 per share for the same period last year. As noted above the increase was caused primarily by higher sales volume and gross margin.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

(b) During the quarter ended October 31, 1996, the Company did not file any reports on Form 8-K.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date     December 2, 1996          /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date     December 2, 1996          /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       Chief Accounting Officer

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


                                                  Three Months Ended
                                                      October 31,
                                                    1996       1995

PRIMARY:
Net Income                                       $3,934,000 $1,359,000

Average shares outstanding                       12,498,908 12,425,400

Add:  Incremental shares to
      reflect dilutive stock
      options deemed common
      stock equivalents.
      (Computed by treasury
      stock method.)                                155,020    114,835

Common and common equivalent
  shares outstanding                             12,653,928 12,540,235

Earnings per share                                     $.31       $.11

ASSUMING FULL DILUTION:
Net Income                                       $3,934,000 $1,359,000

Average shares outstanding                       12,498,908 12,425,400

Add:  Incremental shares due to
      the effect of common stock
      equivalents - this assumes
      that proceeds from shares
      sold under dilutive stock
      options (using quarter end
      market price to determine
      proceeds where such price
      was in excess of average
      quarterly prices) were
      used to purchase treasury
      stock.                                        153,503    115,018

Average common shares
  outstanding                                    12,652,411 12,540,418

Earnings per share                                     $.31       $.11