Form 10-Q
period 1997-01-31
ANALOGIC CORP
filed 1997-03-03
CIK 6284

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          January 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at January 31, 1997 was 12,543,083

                    ANALOGIC CORPORATION AND SUBSIDIARIES



                                    INDEX



                                                                  Page
                                                                   No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     January 31, 1997 and July 31, 1996                             3

     Consolidated Condensed Statements of Income
     Three and Six Months Ended January 31, 1997 and 1996           4


     Consolidated Condensed Statements of Cash Flows
     Six Months Ended January 31, 1997 and 1996                     5

     Notes to Consolidated Condensed Financial Statements           6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               7 - 9


Part II Other Information                                             10 - 11

     Index to Exhibits                                              12

     Exhibit 11 - Calculation of Earnings per Share                 13

                        PART I FINANCIAL INFORMATION
                    ANALOGIC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (000 omitted)

                                                  January 31,     July 31,*
                                                    1997            1996
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 21,664        $ 18,040
   Marketable securities, at market                 83,579          82,509
   Accounts and notes receivable, net               42,211          46,815
   Inventories                                      51,860          50,232
   Prepaid expenses and other current assets         4,444           4,416
      Total current assets                         203,758         202,012

 Property, plant and equipment, net                 47,705          47,756
 Investments in and advances to affiliated companies 7,526           8,129
 Excess of cost over acquired net assets,
   net of accumulated amortization                     243             375

 Other assets, including unamortized software
   costs ($5,144 and $6,073)                         5,807           6,890
                                                  $265,039        $265,162
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    342        $  3,644
   Obligations under capital leases                    468             442
   Accounts payable, trade                          10,307          11,438
   Accrued employee compensation and benefits        8,669           9,822
   Accrued expenses                                  6,452           6,153
   Accrued income taxes                              1,279           1,998
   Accrued dividends payable                           627

      Total current liabilities                     28,144          33,497

 Long-term debt:
   Mortgage and other notes payable                  6,431           6,677
   Obligations under capital leases                  2,537           2,778

 Deferred income taxes                               4,856           4,832
 Minority interest in subsidiaries                   4,368           4,268
 Excess of acquired net assets over cost, net
   of accumulated amortization                         988           1,310

 Stockholders' equity:
   Common stock, $.05 par                              690             688
   Capital in excess of par value                   22,167          21,413
   Retained earnings                               210,021         202,761
   Unrealized holding gains and losses               1,234           2,092
   Cumulative translation adjustments                  175           1,539
   Treasury stock, at cost                         (14,419)        (14,550)
   Unearned compensation                            (2,153)         (2,143)
                                                   217,715         211,800
                                                  $265,039        $265,162
* See note 2 of notes to consolidated condensed financial statements for further information.
The accompanying notes are an integral part of these financial statements.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)
                    (000 omitted, except per share data)

                                Three Months Ended  Six Months Ended
                                   January 31,        January 31,
                                 1997      1996     1997      1996
Revenues:
  Product and service, net         $54,262    $49,408  $106,646   $88,897
  Engineering and licensing          3,843        587     6,205     1,987
  Other operating revenue            2,241      1,858     5,645     5,085

  Interest and dividend income       1,385      1,293     2,708     3,656
Total revenues                      61,731     53,146   121,204    99,625

Costs and expenses:
  Cost of sales:
      Product and service          30,950      30,386   61,879     55,314
      Engineering and licensing     2,586         782    4,485      2,121
      Other operating expenses      1,369       1,182    2,997      2,720
  General and administrative        4,475       4,671    8,757      8,955
  Selling                           6,461       6,900   12,558     13,785
Research and product development    9,173       6,768   17,606     13,671
  Interest expense                    132         201      347        385
  Gain on foreign exchange           (187)       (435)    (338)      (496)
  Amortization of excess of acquired
   net assets over cost              (161)       (133)    (322)      (266)
  Amortization of excess of cost
   over acquired net assets             66        79      132         158

Total cost of sales and expenses    54,864    50,402  108,101      96,347

Income from operations               6,867     2,744   13,103       3,278

Equity in net loss of unconsolidated
  affiliate                            338                 603

Income before income taxes
 and minority interest               6,529      2,744   12,500      3,278


Provision for income taxes           1,921        620    3,887        337

Minority interest in net income (loss)
  of consolidated subsidiaries          29       124      100        (418)

Net income                         $ 4,579    $ 2,000  $ 8,513    $ 3,359

Average common and common
  equivalent shares outstanding     12,687     12,529   12,671     12,534


Earnings per common and common
  equivalent share                  $0.36       $0.16    $0.67      $0.27

Dividends declared per share        $0.05       $0.04    $0.10      $0.08
The accompanying notes are an integral part of these financial statements.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                (000 omitted)
                                                     Six Months Ended
                                                        January 31,
CASH FLOWS FROM OPERATING ACTIVITIES:               1997           1996
  Net income                                      $ 8,513        $ 3,359
  Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation                                 3,037          3,018
       Amortization of capitalized software         1,558            871
       Amortization of excess of cost over
        net acquired assets                           132            158
       Amortization of excess of acquired net
        assets over cost                             (322)          (266)
       Minority interest in net gain (loss) of
        consolidated subsidiaries                     100           (418)
       Compensation from stock grants                 301            369
       Gain on sale of equipment                      (45)            (4)
       Equity in loss of an unconsolidated affiliate  603
       Changes in operating assets and liabilities
        Decrease (increase) in assets:
         Accounts and notes receivable              4,604          4,067
         Inventories                               (1,628)        (5,918)
         Prepaid expenses and other current assets    (29)           352
         Other assets                                 154           (521)
        Increase (decrease) in liabilities:
         Accounts payable, trade                   (1,131)        (1,973)
         Accrued expenses and other current
          liabilities                              (  854)        (2,833)
         Accrued and deferred income taxes         (  694)        (1,090)
  TOTAL ADJUSTMENTS                                 5,786         (4,188)
  NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                      14,299           (829)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment       (2,988)        (3,086)
  Capitalized software                             (  629)        (1,003)
  Purchases of marketable securities               (8,005)       (12,750)
  Maturities of marketable securities               6,077         22,770
  Proceeds from sale of property, plant
   and equipment                                       47              4
  Investments in and advances to affiliated
   companies                                                        (500)
  NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                      (5,498)         5,435

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)
                                (000 omitted)
                                                     Six Months Ended
                                                        January 31,
CASH FLOWS FROM FINANCING ACTIVITIES:               1997          1996
     Repayment of overdraft facility               (3,225)
  Payments on debt and capital lease obligations     (538)         1,067
  Purchase of common stock for treasury                             (111)
  Purchase of common stock of majority
   owned subsidiary                                                 (138)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                   575            436
  Dividends paid                                     (625)          (994)
  NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                       (3,813)          260
  EFFECT OF EXCHANGE RATE CHANGES ON CASH          (1,364)       (1,483)
  NET INCREASE IN CASH AND CASH EQUIVALENTS         3,624         3,383
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     18,040        12,404
CASH AND CASH EQUIVALENTS, END OF PERIOD          $21,664       $15,787


The accompanying notes are an integral part of these financial statements.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of January 31, 1997 and July 31, 1996, the results of its operations for the three and six months ended January 31, 1997 and 1996 and statements of cash flows for the six months then ended. The results of the operations for the three and six months ended January 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1997.

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

3. The inventories as of January 31, 1997 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                   January 31,           July 31,
                                      1997                 1996
     Raw materials                 $19,797,000          $19,363,000
     Work-in-process                19,418,000           17,830,000
     Finished goods                 12,645,000           13,039,000
                                   $51,860,000          $50,232,000

4. Mortgage and other notes payable decreased $3,302,000 as a result of the Company's Danish subsidiary reducing its uncollateralized bank overdraft facility.

5. Total interest expense, amounted to $429,000 of which $82,000 was capitalized during the six months ended January 31, 1997. Interest paid amounted to $409,000 and $430,000 during the six months ended January 31, 1997 and 1996, respectively.

6. Income taxes paid during the six months ended January 31, 1997 and 1996 amounted to $4,616,000 and $965,000, respectively.

7. The Company declared a dividend of $.05 per common share on October 9, 1996, payable on November 5, 1996 to shareholders of record on October 22, 1996. On January 24, 1997, the Company declared a $.05 dividend per common share, payable on February 21, 1997 to shareholders of record on February 7, 1997.

                 ANALOGIC CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 7.2 to 1 at January 31, 1997 compared to 6.0 to 1 at July 31, 1996. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 72% of current assets at January 31, 1997. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.22 to 1 at January 31, 1997 and 0.25 to 1 at July 31, 1996.

Capital expenditures totaled approximately $2,988,000 during the six months ended January 31, 1997.


RESULTS OF OPERATIONS
Six Months Fiscal 1997 (01/31/97) vs. Six Months Fiscal 1996 (01/31/96)

Product, service, engineering and licensing revenues for the six months ended January 31, 1997 were $112,851,000 as compared to $90,884,000 for the same period last year, an increase of 24%. The increase of $21,967,000 was due to increased sales of Medical Technology Products of $18,744,000, (primarily due to sales of the Company's new CT Scanner), and Signal Processing Technology Products of $4,119,000 offset by decreased sales of Industrial Technology Products of $896,000. Other operating revenue of $5,645,000 and $5,085,000 represents revenue from the Hotel operation for the six months ending January 31, 1997 and 1996, respectively.

Interest and dividend income decreased from $3,656,000 to $2,708,000 primarily due to a distribution in the first six months of fiscal 1996 from a limited partnership in which the Company has invested. During the first six months of fiscal 1997 there was no distribution received from the limited partnership.

The percentage of total cost of sales to total net sales for the six months of fiscal 1997 and 1996 were 59% and 63%, respectively. The decrease was primarily due to a 24% increase in sales, diminished start up manufacturing costs associated with the CT Scanner and a favorable product mix. Operating costs associated with the Hotel during the six months of fiscal 1997 and 1996 were $2,997,000 and $2,720,000, respectively.

General and administrative and selling expenses decreased by $1,425,000, primarily due to a cost reduction program in the Company's Danish subsidiary. Research and product development expenses increased
$3,935,000 primarily due to the expanding engineering effort applicable to developing complex medical imaging systems and increased amortization of capitalized computer software costs.

                 ANALOGIC CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Six Months Fiscal 1997 (01/31/97) vs. Six Months Fiscal 1996 (01/31/96) (continued)

Computer software costs of $629,000 and $1,003,000 were capitalized in the six months of fiscal 1997 and 1996, respectively. Amortization of capitalized software amounted to $1,558,000 and $871,000 in the first six months of fiscal 1997 and 1996, respectively.

A gain on foreign exchange of $338,000 was realized during the first six months of fiscal 1997 versus a gain of $496,000 for the same period last year.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the six months ended January 31, 1997 amounted to $100,000 compared to minority interest in the net loss of Camtronics of $88,000 for the six months ended January 31, 1996.

Minority interest in the net loss of the Company's consolidated subsidiary, B&K, for the six months ended January 31, 1996 amounted to $330,000. As of July 1, 1996 the Company purchased the remaining 41% minority interest in B&K.

The Company's share of losses of a newly formed privately held company amounted to $603,000 during the first six months of fiscal 1997.

The effective tax rate for the six months of fiscal 1997 was 31% which reflects the benefit of tax exempt interest and utilization of alternative minimum tax credit carryforwards. The effective tax rate for the six months ended January 31, 1996 of 10% reflects the benefit at the statutory rate on the loss of the Company's subsidiary in Denmark.

Net income for the six months ended January 31, 1997 was $8,513,000 or $.67 per share as compared with $3,359,000 or $.27 per share for the same period last year. As noted above the increase was caused primarily by higher sales volume and gross margin.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Second Quarter Fiscal 1997 (01/31/97) vs. Second Quarter Fiscal 1996
(01/31/96)

Product, service, engineering and licensing revenues for the three months ended January 31, 1997 were $58,105,000 as compared to $49,995,000 for the same period last year, an increase of 16%. The increase of $8,110,000 was due to increased sales of Medical Technology Products of $6,211,000, (primarily due to sales of the Company's new CT Scanner), and Signal Processing Technology Products of $2,921,000 offset by decreased sales in Industrial Technology Products of $1,022,000. Other operating revenue of $2,241,000 and $1,858,000 represents revenue from the Hotel operation for the three months ending January 31, 1997 and 1996, respectively.

The percentage of total cost of sales to total net sales for the second quarter of fiscal 1997 and fiscal 1996 were 58% and 62%, respectively. The decrease was primarily due to a 16% increase in sales, diminished start up manufacturing costs associated with the CT Scanner and a favorable product mix. Operating costs associated with the Hotel during the second quarter of fiscal 1997 and 1996 were $1,369,000 and $1,182,000, respectively.

General and administrative and selling expenses decreased $635,000 primarily due to a cost reduction program in the Company's Danish subsidiary.
Research and product development expenses increased $2,405,000 primarily due to the expanding engineering effort applicable to developing complex medical imaging systems and increased amortization of capitalized computer software costs.

Computer software costs of $263,000 and $477,000 were capitalized in the second quarter of fiscal 1997 and 1996, respectively. Amortization of capitalized software amounted to $782,000 and $422,000 in the second quarter of fiscal 1997 and 1996, respectively.

A gain on foreign exchange of $187,000 was realized during the second quarter of fiscal 1997 vs. a gain of $435,000 for the same period last year.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the second quarter ended January 31, 1997 amounted to $29,000 compared to minority interest in the net loss of Camtronics of $54,000 for the second quarter ended January 31, 1996.

Minority interest in the net income of the Company's consolidated subsidiary, B&K, for the second quarter of fiscal 1996 was $178,000. As of July 1, 1996 the Company purchased the remaining 41% minority interest in B&K.

The Company's share of losses of a newly formed privately held company amounted to $338,000 during the second quarter of fiscal 1997.

The effective tax rate for the second quarter of fiscal 1997 was 29% vs. 23% for the same period last year. The change in the rate was due to the reduction in the utilization of the available tax credits.

Net income for the three months ended January 31, 1997 was $4,579,000 or $.36 per share as compared with $2,000,000 or $.16 per share for the same period last year. As noted above the increase was caused primarily by higher sales volume and gross margin.

                  ANALOGIC CORPORATION AND SUBSIDIARIES

                       PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

(b)During the quarter ended January 31, 1997, the Company did not file any reports on Form 8-K.

                    ANALOGIC CORPORATION AND SUBSIDIARIES

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date   March 3, 1997               /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date   March 3, 1997               /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       Chief Accounting Officer

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

                              Three Months Ended      Six Months Ended
                                  January 31,            January 31,
                             1997       1996          1997        1996
PRIMARY:
Net Income                 $4,579,000  $2,000,000 $8,513,000 $3,359,000

Average shares
 outstanding               12,511,396  12,438,975 12,505,152 12,432,189

Add:  Incremental shares to
      reflect dilutive stock
      options deemed common
      stock equivalents.
      (Computed by treasury
      stock method.)          175,825      89,729    165,423    102,282

Common and common equivalent
  shares outstanding       12,687,221  12,528,704 12,670,575 12,534,471

Earnings per share               $.36        $.16       $.67       $.27

ASSUMING FULL DILUTION:
Net Income                 $4,579,000  $2,000,000 $8,513,000 $3,359,000

Average shares outstanding 12,511,396  12,438,975 12,505,152 12,432,189

Add:  Incremental shares due to
      the effect of common stock
      equivalents - this assumes
      that proceeds from shares
      sold under dilutive stock
      options (using quarter end
      market price to determine
      proceeds where such price
      was in excess of average
      quarterly prices) were
      used to purchase treasury
      stock.                 194,900      73,328    174,202     94,173

Average common shares
  outstanding             12,706,296  12,512,303 12,679,354 12,526,362


Earnings per share              $.36        $.16       $.67       $.27