Form 10-Q
period 1997-04-30
ANALOGIC CORP
filed 1997-06-09
CIK 6284

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          April 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at April 30, 1997 was 12,561,219

                    ANALOGIC CORPORATION AND SUBSIDIARIES



                                    INDEX



                                                                  Page
                                                                   No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     April 30, 1997 and July 31, 1996                               3

     Consolidated Condensed Statements of Income
     Three and Nine Months Ended April 30, 1997 and 1996            4


     Consolidated Condensed Statements of Cash Flows
     Nine Months Ended April 30, 1997 and 1996                      5

     Notes to Consolidated Condensed Financial Statements           6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               7 - 9


Part II Other Information                                             10 - 11

     Index to Exhibits                                              12

     Exhibit 11 - Calculation of Earnings per Share                 13

                        PART I FINANCIAL INFORMATION
                    ANALOGIC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (000 omitted)

                                                    April 30,     July 31,*
                                                    1997            1996
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 18,995        $ 18,040
   Marketable securities, at market                 91,168          82,509
   Accounts and notes receivable, net               45,912          46,815
   Inventories                                      49,706          50,232
   Prepaid expenses and other current assets         4,384           4,416
      Total current assets                         210,165         202,012

 Property, plant and equipment, net                 47,793         47,756
 Investments in and advances to affiliated companies 7,071          8,129
 Excess of cost over acquired net assets,
   net of accumulated amortization                     192            375

 Other assets, including unamortized software
   costs ($4,708 and $6,073)                         5,335          6,890
                                                  $270,556       $265,162
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    343       $  3,644
   Obligations under capital leases                    482            442
   Accounts payable, trade                          11,558         11,438
   Accrued employee compensation and benefits        9,250          9,822
   Accrued expenses                                  6,705          6,153
   Accrued income taxes                              1,995          1,998

      Total current liabilities                     30,333         33,497

 Long-term debt:
   Mortgage and other notes payable                  6,382          6,677
   Obligations under capital leases                  2,411          2,778

 Deferred income taxes                               4,870          4,832
 Minority interest in subsidiaries                   4,813          4,268
 Excess of acquired net assets over cost, net
   of accumulated amortization                         826          1,310

 Stockholders' equity:
   Common stock, $.05 par                              691            688
   Capital in excess of par value                   22,267         21,413
   Retained earnings                               214,601        202,761
   Unrealized holding gains and losses                 169          2,092
   Cumulative translation adjustments                 (635)         1,539
   Treasury stock, at cost                         (14,281)       (14,550)
   Unearned compensation                            (1,891)        (2,143)
                                                   220,921        211,800
                                                  $270,556       $265,162

* See note 2 of notes to consolidated condensed financial statements for further information.
The accompanying notes are an integral part of these financial statements.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)
                    (000 omitted, except per share data)

                                    Three Months Ended Nine Months Ended
                                          April 30,          April 30,
                                      1997      1996     1997      1996
Revenues:
  Product and service, net         $54,649   $54,038   $161,295  $142,935
  Engineering and licensing          5,539     2,740     11,744     4,727
  Other operating revenue            2,579     2,502      8,224     7,587

  Interest and dividend income       1,403     1,206      4,111     4,861

Total revenues                      64,170    60,486   185,374    160,110

Costs and expenses:
  Cost of sales:
      Product and service           32,594    32,639    94,473     87,953
      Engineering and licensing      3,206     2,628      7,691     4,749
      Other operating expenses       1,432     1,430      4,429     4,150
  General and administrative         4,435     4,554     13,192    13,506
  Selling                            6,435     6,748     18,992    20,534
  Research and product development   8,091     7,458     25,697    21,129
  Interest expense                     142       214        489       600
  Gain on foreign exchange            (359)     (110)      (697)     (606)
  Amortization of excess of acquired
   net assets over cost               (161)     (133)      (484)     (399)
  Amortization of excess of cost
   over acquired net assets             51        79        183       237

Total cost of sales and expenses    55,864    55,507    163,965   151,853

Income from operations               8,306     4,979     21,409     8,257

Equity in net loss of unconsolidated
  affiliate                           (455)     (560)    (1,058)     (560)

Income before income taxes
 and minority interest                7,851     4,419    20,351      7,697

Provision for income taxes            2,199     1,137     6,086      1,474

Minority interest in net income (loss)
  of consolidated subsidiaries          445      (480)      545       (898)

Net income                          $ 5,207   $ 3,762   $13,720    $ 7,121

Average common and common
  equivalent shares outstanding      12,722    12,551    12,687     12,548

Earnings per common and common
  equivalent share                    $0.41     $0.30     $1.08      $0.57

Dividends declared per share          $0.05     $0.05     $0.15      $0.13

The accompanying notes are an integral part of these financial statements.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                (000 omitted)
                                                        Nine Months Ended
                                                            April 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                    1997       1996
  Net income                                           $13,720    $ 7,121
  Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation                                      4,414      4,576
       Amortization of capitalized software              2,292      1,562
       Amortization of excess of cost over
        net acquired assets                                183        237
       Amortization of excess of acquired net
        assets over cost                                  (484)      (399)
       Minority interest in net gain (loss) of
        consolidated subsidiaries                          545       (898)
       Compensation from stock grants                      483        573
       Gain on sale of equipment                           (56)        (6)
       Equity in loss of an unconsolidated affiliate     1,058        560
       Changes in operating assets and liabilities
        Decrease (increase) in assets:
         Accounts and notes receivable                     903      1,387
         Inventories                                       526     (4,641)
         Prepaid expenses and other current assets          32        306
         Other assets                                      190       (264)
        Increase (decrease) in liabilities:
         Accounts payable, trade                           120       (459)
         Accrued expenses and other current liabilities    (20)    (2,496)
         Accrued and deferred income taxes                  35       (923)
       TOTAL ADJUSTMENTS                                10,221       (885)
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      23,941      6,236

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (4,454)    (4,225)
  Capitalized software                                    (927)    (1,415)
  Purchases of marketable securities                   (19,867)   (20,508)
  Maturities of marketable securities                    9,285     27,572
  Proceeds from sale of property, plant and equipment       59          7
  Investments in and advances to affiliated companies             (2,430)
  NET CASH USED BY INVESTING ACTIVITIES                (15,904)     (999)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of overdraft facility                    (3,305)
  Payments on debt and capital lease obligations          (618)      799
  Purchase of common stock for treasury                             (210)
  Purchase of common stock of majority owned subsidiary             (138)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                        894       474
  Dividends Paid                                        (1,879)   (1,618)
  NET CASH USED BY FINANCING ACTIVITIES                 (4,908)     (693)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH               (2,174)   (1,717)
  NET INCREASE IN CASH AND CASH EQUIVALENTS                955     2,827
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          18,040    12,404
CASH AND CASH EQUIVALENTS, END OF PERIOD               $18,995   $15,231


The accompanying notes are an integral part of these financial statements.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of April 30, 1997 and July 31, 1996, the results of its operations for the three and nine months ended April 30, 1997 and 1996 and statements of cash flows for the nine months then ended. The results of the operations for the three and nine months ended April 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1997.

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

3. The inventories as of April 30, 1997 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                         April 30,             July 31,
                                           1997                   1996
          Raw materials                 $19,780,000            $19,363,000
          Work-in-process                17,992,000             17,830,000
          Finished goods                 11,934,000             13,039,000
                                        $49,706,000            $50,232,000

4. Mortgage and other notes payable decreased $3,301,000 as a result of the Company's Danish subsidiary reducing its uncollateralized bank overdraft facility.

5. Total interest expense, amounted to $614,000 of which $125,000 was capitalized during the nine months ended April 30, 1997. Interest paid amounted to $590,000 and $577,000 during the nine months ended April 30, 1997 and 1996, respectively.

6. Income taxes paid during the nine months ended April 30, 1997 and 1996 amounted to $6,084,000 and $1,994,000, respectively.

7. The Company declared a dividend of $.05 per common share on October 9, 1996, payable on November 5, 1996 to shareholders of record on October 22, 1996. On January 24, 1997, the Company declared a $.05 dividend per common share, payable on February 21, 1997 to shareholders of record on February 7, 1997. On March 21, 1997, the Company declared a $.05 dividend per common share, payable on April 18, 1997 to shareholders of record on April 4, 1997.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 6.9 to 1 at April 30, 1997 compared to 6.0 to 1 at July 31, 1996. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 74% of current assets at April 30, 1997. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.22 to 1 at April 30, 1997 and 0.25 to 1 at July 31, 1996.

Capital expenditures totaled approximately $4,454,000 during the nine months ended April 30, 1997.


RESULTS OF OPERATIONS
Nine Months Fiscal 1997 (04/30/97) vs. Nine Months Fiscal 1996 (04/30/96)

Product, service, engineering and licensing revenues for the nine months ended April 30 1997 were $173,039,000 as compared to $147,662,000 for the same period last year, an increase of 17%. The increase of $25,377,000 was due to increased sales of Medical Technology Products of $21,991,000, (primarily due to sales of the Company's new CT Scanner), and Signal Processing Technology Products of $5,195,000 offset by decreased sales of Industrial Technology Products of $1,809,000. Other operating revenue of $8,224,000 and $7,587,000 represents revenue from the Hotel operation for the nine months ending April 30, 1997 and 1996, respectively.

Interest and dividend income decreased from $4,861,000 to $4,111,000 primarily due to a distribution in the first quarter of fiscal 1996 from a limited partnership in which the Company has invested. During the nine months of fiscal 1997 there was no distribution received from the limited partnership.

The percentage of total cost of sales to total net sales for the nine months of fiscal 1997 and 1996 was 59% and 63%, respectively. The decrease was primarily due to a 17% increase in sales, diminished start up manufacturing costs associated with the CT Scanner and a favorable product mix. Operating costs associated with the Hotel during the nine months of fiscal 1997 and 1996 were $4,429,000 and $4,150,000, respectively.

General and administrative and selling expenses decreased by $1,856,000, primarily due to a cost reduction program in the Company's Danish subsidiary. Research and product development expenses increased $4,568,000 primarily due to the expanding engineering effort applicable to developing complex medical imaging systems and increased amortization of capitalized computer software costs.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Nine Months Fiscal 1997 (04/30/97) vs. Nine Months Fiscal 1996 (04/30/96) (continued)

Computer software costs of $927,000 and $1,415,000 were capitalized in the nine months of fiscal 1997 and 1996, respectively. Amortization of capitalized software amounted to $2,292,000 and $1,562,000 in the nine months of fiscal 1997 and 1996, respectively.

A gain on foreign exchange of $697,000 was realized during the nine months of fiscal 1997, compared to $606,000 for the same period last year.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the nine months ended April 30, 1997 amounted to $545,000 compared to minority interest in the net loss of Camtronics of $59,000 for the nine months ended April 30, 1996.

Minority interest in the net loss of the Company's consolidated subsidiary, B&K, for the nine months ended April 30, 1996 amounted to $839,000. As of July 1, 1996 the Company purchased the remaining 41% minority interest in B&K.

The Company's share of losses of a newly formed privately held company amounted to $1,058,000 and $560,000 during the nine months of fiscal 1997 and 1996, respectively.

The effective tax rate for the nine months of fiscal 1997 was 30% versus 19% for the same period last year. The change in the rate was due to the reduction in the utilization of tax credits.

Net income for the nine months ended April 30, 1997 was $13,720,000 or $1.08 per share as compared with $7,121,000 or $.57 per share for the same period last year. As noted above the increase was caused primarily by higher sales volume and gross margin.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Third Quarter Fiscal 1997 (04/30/97) vs. Third Quarter Fiscal 1996 (04/30/96)

Product, service, engineering and licensing revenues for the three months ended April 30, 1997 were $60,188,000 as compared to $56,778,000 for the same period last year, an increase of 6%. The increase of $3,410,000 was due to increased sales of Medical Technology Products of $3,247,000, and Signal Processing Technology Products of $1,076,000 offset by decreased sales in Industrial Technology Products of $913,000. Other operating revenue of $2,579,000 and $2,502,000 represents revenue from the Hotel operation for the three months ending April 30, 1997 and 1996, respectively.

The percentage of total cost of sales to total net sales for the third quarter of fiscal 1997 and fiscal 1996 was 60% and 62%, respectively. The decrease was primarily due to a 6% increase in sales and a favorable product mix. Operating costs associated with the Hotel during the third quarter of fiscal 1997 and 1996 were $1,432,000 and $1,430,000, respectively.

General and administrative and selling expenses decreased $432,000 primarily due to a cost reduction program in the Company's Danish subsidiary. Research and product development expenses increased $633,000 primarily due to the expanding engineering effort applicable to developing complex medical imaging systems.

Computer software costs of $298,000 and $412,000 were capitalized in the third quarter of fiscal 1997 and 1996, respectively. Amortization of capitalized software amounted to $734,000 and $691,000 in the third quarter of fiscal 1997 and 1996, respectively.

A gain on foreign exchange of $359,000 was realized during the third quarter of fiscal 1997 versus $110,000 for the same period last year.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the third quarter ended April 30, 1997 amounted to $445,000 compared to $29,000 for the third quarter ended April 30, 1996.

Minority interest in the net loss of the Company's consolidated subsidiary, B&K, for the third quarter of fiscal 1996 was $509,000. As of July 1, 1996 the Company purchased the remaining 41% minority interest in B&K.

The Company's share of losses of a newly formed privately held company amounted to $455,000 and $560,000 during the third quarter of fiscal 1997 and 1996, respectively.

The effective tax rate for the third quarter of fiscal 1997 was 28% vs. 26% for the same period last year. The change in the rate was due to the reduction in the utilization of tax credits.

Net income for the three months ended April 30, 1997 was $5,207,000 or $.41 per share as compared with $3,762,000 or $.30 per share for the same period last year. As noted above the increase was caused primarily by higher sales volume and gross margin.

                    ANALOGIC CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

During the quarter ended April 30, 1997, the Company did not file any reports on Form 8-K.

                    ANALOGIC CORPORATION AND SUBSIDIARIES

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date   June 6, 1997           /s/ Bernard M. Gordon
                                  Bernard M. Gordon
                                  Chairman of the Board
                                  Chief Executive Officer




Date   June 6, 1997           /s/ John A. Tarello
                                  John A. Tarello
                                  Senior Vice President
                                  Chief Accounting Officer

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


                            Three Months Ended            Nine Months Ended
                                April 30,                     April 30,
                             1997       1996               1997       1996

PRIMARY:
Net Income                  $5,207,000  $3,762,000   $13,720,000  $7,121,000

Average shares outstanding  12,551,560  12,473,857    12,519,546  12,445,250

Add:  Incremental shares to
      reflect dilutive stock
      options deemed common
      stock equivalents.
      (Computed by treasury
      stock method.)           170,412      77,270       167,086     102,945


Common and common equivalent
  shares outstanding        12,721,972  12,551,127    12,686,632  12,548,195

Earnings per share                $.41        $.30         $1.08        $.57

ASSUMING FULL DILUTION:
Net Income                  $5,207,000  $3,762,000  $13,720,000   $7,121,000


Average shares outstanding  12,551,560  12,473,857   12,519,546   12,445,250

Add:  Incremental shares due to
      the effect of common stock
      equivalents - this assumes
      that proceeds from shares
      sold under dilutive stock
      options (using quarter end
      market price to determine
      proceeds where such price
      was in excess of average
      quarterly prices) were
      used to purchase treasury
      stock.                  159,868      95,152      169,424       94,499

Average common shares
  outstanding              12,711,428  12,569,009   12,688,970   12,548,749


Earnings per share               $.41        $.30        $1.08         $.57