Form 10-K
period 1997-07-31
ANALOGIC CORP
filed 1997-10-20
CIK 6284

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: JULY 31, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]


For the transition period from ____________________ to ____________________

Commission file number:   0-6715

                              ANALOGIC CORPORATION
              (Exact name of registrant as specified in its charter


       Massachusetts                                     04-2454372
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

8 Centennial Drive, Peabody, Massachusetts                 01960
------------------------------------------               ----------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (978) 977-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.05 PAR VALUE
                          ----------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at August 29, 1997 was approximately $292,747,211.

Number of shares of Common Stock outstanding at August 29, 1997: 12,600,836


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.   BUSINESS

       (a)    Developments During Fiscal 1997

       Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as "Analogic" or the "Company") for the fiscal year ended July 31, 1997, were $256,729,000 as compared to $230,460,000 for fiscal year 1996, an increase of 11%. Net income was $20,090,000, or $1.58 per share as compared to $13,065,000, or $1.04 per share for fiscal year 1996, an increase of 54%.

       The Company currently owns 5,715,384 shares (approximately 14% of the outstanding shares) of Park Meditech, Inc.. On July 3, 1997 one of Park Meditech Inc.'s subsidiaries, Park Medical Systems, filed for assignment in bankruptcy. A trustee was appointed to sell the assets of Park Medical Systems, which includes patents on exclusive imaging technology. During July 1997, the Company recognized the impairment of its investment in Park Meditech, Inc. and wrote off its investment totaling $1,742,000 which had been included in Marketable Securities. (See Note 5 of Notes to Consolidated Financial Statements).

       On February 22, 1996, the Company invested $2,000,000 for a 33% interest in a privately held company which designs and will manufacture medical imaging equipment. Effective May 1, 1997, the Company increased its interest from 33% to 50% with an investment of $340,000. During June 1997, the Company and the other investor each invested an additional $1,000,000. Transactions with this privately held company for fiscal years 1997 and 1996 consisted of revenues of approximately $5,406,000 and $2,667,000, respectively.

       The Company is designing an innovative computed tomography (CT) scanner to be incorporated into a high performance Explosive Detection System (EDS) to scan checked luggage at airports. During the year, Analogic entered into a development and supply contract with Lockheed Martin Specialty Components of Largo, Florida, to provide a new class of CT explosives detection scanner for Lockheed Martin's eXaminer 3DX 6000 System. This effort is jointly funded by an FAA grant and by Lockheed Martin Specialty Components.

       The new CT explosives detection scanner will apply certain technologies developed by Analogic during the past several years in its mobile CT scanner program and will also incorporate new high speed, dual-energy, multi-ray, x-ray techniques that the Company had conceived and for which patents are pending. The dual- energy feature is expected to enhance the ability to discriminate between explosives and non-explosives.

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

       SIGNAL PROCESSING TECHNOLOGY PRODUCTS, consisting of A/D and D/A converters and supporting modules, high-speed digital signal processors such as Array Processors, and image processing equipment, accounted for approximately 20% of fiscal 1997 product, service, engineering, and licensing revenue.

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

       The Company also manufactures a line of PC/AT-class high performance data acquisition cards. These plug-in cards provide personal computer users with data throughput and flexibility. The series of cards has a library of high level software applications supported by third-party software houses and proprietary set-up and diagnostic software.

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

       The Company is marketing its array processors for applications such as speech processing, speech compression, voice over internet, X-ray imaging, manufacturing testing, radar and sonar, geophysical exploration, and other technical and scientific areas. In addition, the Company sells array processors used for image construction in Magnetic Resonance Imaging (MRI) medical diagnostic systems. The Company also manufactures Digital Signal Processing
(DSP) floating point products which are used in the above mentioned markets.

       MEDICAL TECHNOLOGY PRODUCTS, consisting primarily of electronic subsystems for medical imaging equipment, accounted for approximately 73% of product, service, engineering, and licensing revenue in fiscal 1997.

       Analogic's medical imaging data acquisition systems and related computing equipment are incorporated by U.S., European and Asian manufacturers into advanced X-ray equipment known as computer assisted tomography (CAT) scanners. These scanners generate images of the internal anatomy which are used primarily in diagnosing medical conditions. Analogic's data acquisition and signal processing systems have advanced CAT scanner technology by substantially increasing resolution of the image, by reducing the time necessary to acquire the image, and by reducing the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D and D/A conversion equipment and complete data acquisition systems. The Company has completed the design of a complete low cost CAT scanner, incorporating proprietary technology. The Company commenced manufacturing this scanner in January, 1996.

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

       The Company also manufactures a lightweight portable multi-functional custom patient monitor instrument that acquires, calculates and displays the five most common vital sign parameters.

       The Company also manufactures a broad line of medical connectivity products that allows medical equipment such as CAT Scanners and MRI and ultrasound equipment to attach to local DICOM, PACS and wide area networks.

       The products manufactured by Camtronics, a 68% owned subsidiary, are included herein as medical technology products. They design and manufacture state-of-the-art image processing products for diagnostic and interventional applications in cardiac catheterization laboratories and for other radiology procedures. They also manufacture the ArchiumTM Cardiac Digital Archive System that stores and displays in real time images from cardiac labs at multiple locations.

       INDUSTRIAL TECHNOLOGY PRODUCTS, consisting of digital panel instruments, industrial data acquisition and conversion systems, and test and measurement devices and automation systems, accounted for approximately 7% of fiscal 1997 product, service, engineering, and licensing revenue.

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

       HOTEL OPERATION

       The Company owns a hotel which is located adjacent to the Company's principal executive offices and manufacturing facility in Peabody, Massachusetts. The hotel is strategically situated in an industrial park, is in close proximity to the historic and tourist attracted area of Boston's North Shore and is approximately 18 miles from Boston. The hotel has 256 rooms, a ballroom and several other function rooms and appropriate recreational facilities. The hotel is managed for the Company under a contract with Marriott Corporation. The hotel operation does not meet the criteria for disclosure as a separate business segment, but is being presented here only for information purposes.

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

       Material Customers

       The Company's three largest customers, each of which is a significant and valued customer, were Phillips, General Electric, and Siemens, which accounted for approximately 17.1%, 8.4%, and 7.8%, respectively, of product, service, engineering, and licensing revenue for the fiscal year ended July 31, 1997. Loss of any one of these customers would have a material adverse effect upon the Company's business. The Company does business with Phillips in several of the Company's Product Groups and Subsidiaries principally through normal OEM contacts. In addition, the Company and Phillips are shareholders in a privately held company. No other individual customer accounted for as much as 7.8% of the Company's product, service, engineering, and licensing revenue during fiscal 1997. The Company's ten largest customers, including Phillips, General Electric and Siemens, accounted for approximately 57% of product, service, engineering, and licensing revenue during fiscal 1997.

       Backlog

       The backlog of orders believed to be firm at July 31, 1997 was approximately $74.3 million compared with approximately $58.3 million at July 31, 1996. This increase is principally related to Medical Technology Products. Many of the orders in the Company's backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 1997 backlog during fiscal 1998.

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

       Company funds expended for research and product development amounted to approximately $33,948,000 in fiscal 1997, $29,017,000 in fiscal 1996, and $29,890,000 in fiscal 1995. Analogic intends to continue its emphasis on new product development. As of July 31, 1997, Analogic had approximately 405 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians engaged in research and product development activities. These individuals, in conjunction with the Company's salespeople, also devote a portion of their time assisting customers in utilizing the Company's products, developing new uses for these products, and anticipating customer requirements for new products.

       During fiscal 1997, the Company capitalized $1,480,000 of computer software testing and coding costs incurred after technological feasibility was established. These costs will be amortized by the straight line method over the estimated economic life of the related products, not to exceed three years. Amortization of capitalized software amounted to $3,115,000 in fiscal 1997.

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

       Employees

       As of July 31, 1997, the Company had approximately 1,500 employees.

       Financial Information About Foreign and Domestic Operations and Export Revenue

       Product, service, engineering, and licensing export revenue from companies, primarily in Europe and Asia, amounted to approximately $81,395,000 (34%) in fiscal 1997 as compared to approximately $77,600,000 (36%) in fiscal 1996, and approximately $65,200,000 (34%) in fiscal 1995. Management believes that the Company's export revenue is at least as profitable as its domestic revenue. Most of the Company's foreign revenue is export revenue denominated in U.S. dollars. Management does not believe the Company's foreign export revenue is subject to significantly greater risks than its domestic revenue. See Note 16 of Notes to Consolidated Financial Statements for further information regarding foreign and domestic operations.

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

       The Company leases two modern adjacent brick and concrete block buildings in Danvers, Massachusetts. These two buildings total approximately 170,000 square feet of manufacturing, engineering and office space and are leased for a term expiring on July 31, 2001. Both of these buildings have been sublet on a triple net basis on a self renewing lease to Siemens Medical Electronics, Inc. for a term, which as presently extended will end on December 1, 1999.

       The Company leases approximately 30,200 square feet of manufacturing, engineering, and office space in Chelmsford, Massachusetts which is occupied by its wholly owned subsidiary, SKY Computers, Inc. The space is leased for a ten-year term expiring June 1, 1999.

       The Company's 100% owned subsidiary, B&K, leases a modern two-story building containing a total of approximately 41,000 square feet of manufacturing, engineering, and office space. The building is located in Gentofte, Denmark (a suburb of Copenhagen). The building is leased for a term of ten years commencing in January 1993. The lease may be cancelled by B&K after five years.

       On August 25, 1993 the Company purchased a modern two-story building containing approximately 49,000 square feet of manufacturing and office space in Peabody, Massachusetts, adjacent to the Company's principal executive offices. This building is presently leased to an unrelated party for a term of five years expiring September 30, 2002.

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

       NONE

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

       The Company's Common Stock trades on the NASDAQ Stock Market under the symbol: ALOG. The following table sets forth the range of high and low prices for the Common Stock, as reported by NASDAQ during the quarterly periods indicated:


                  Fiscal Year                     High                Low
                  -----------                     ----                ---

        1997      First Quarter                  $29.75             $22.75
                  Second Quarter                  34.50              26.00
                  Third Quarter                   36.75              28.12
                  Fourth Quarter                  40.12              29.25

        1996      First Quarter                  $21.00             $18.50
                  Second Quarter                  21.75              16.75
                  Third Quarter                   20.50              17.75
                  Fourth Quarter                  30.25              19.75


       As of August 29, 1997, there were approximately 930 holders of record of the Common Stock.

       Dividends of $.04 per share were declared for the first quarter of fiscal 1996 and $.05 per share for the second, third and fourth quarters of fiscal 1996. Dividends of $.05 per share were declared for each quarter of fiscal 1997. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

ITEM 6.   SELECTED FINANCIAL DATA


(Thousands of dollars, except share data)

                                                      YEAR ENDED JULY 31
                                ---------------------------------------------------------------
                                1997           1996           1995          1994           1993
                                ----           ----           ----          ----           ----

Total Revenues              $256,729       $230,460       $208,827      $193,745       $177,876

Income from
operations                    32,107         16,981         15,155        18,205         18,256

Net Income                    20,090         13,065         12,706        14,657         12,445

Earnings per
common and common
equivalent share               $1.58          $1.04          $1.02         $1.18          $1.01

Dividends paid per
common share                   $0.20          $0.18          $0.08          None           None

Number of shares
used in computation
of per share data             12,702         12,562         12,475        12,434         12,301

Working Capital             $186,131       $168,515       $165,799      $150,571       $139,587

Total Assets                 282,359        265,162        260,198       239,620        223,423

Long-term debt
(including
 capitalized
 leases)                       8,614          9,455         10,236        10,993         13,205

Stockholders'
 Equity                      228,216        211,800        200,893       184,391        168,907



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

Product, service, engineering, and licensing revenues for fiscal 1997 were $239,550,000 as compared to $213,781,000 for fiscal 1996, an increase of 12%. The increase of $25,769,000 was principally due to an increase in sales of Medical Technology Products of $24,101,000 (primarily due to sales of the new Computed Tomography (CT) Scanner and the Archium Cardiac Digital Archive System), and Signal Processing Technology Products of $4,099,000 offset by a reduction in Industrial Technology Products of $2,431,000. Other operating revenue of $11,591,000 and $10,528,000 represents revenue from the Hotel operation for fiscal 1997 and 1996, respectively.

Interest and dividend income decreased primarily due to a dividend distribution received from a limited partnership in fiscal 1996 and no dividend distribution was received in fiscal 1997 from the limited partnership.
(See Note 5 of Notes to Consolidated Financial Statements.)

The percentage of total cost of sales to total net sales for fiscal 1997 and 1996 was 59% and 62%, respectively. The decrease was primarily due to an 12% increase in sales, diminished start up manufacturing costs associated with the new CT scanner and a favorable product mix. Operating costs associated with the Hotel for fiscal years 1997 and 1996 were $5,959,000 and $5,627,000, respectively.

General and administrative and selling expenses decreased $2,137,000, primarily due to a cost reduction program in the Company's Danish subsidiary along with lower staffing requirements within the Company's domestic operations. Research and product development expenses increased $4,931,000 primarily due to the expanding effort applicable to developing complex medical imaging systems and increased amortization of capitalized computer software costs.

Computer software costs of $1,480,000 and $1,985,000 were capitalized in fiscal 1997 and 1996 respectively. Amortization of capitalized software amounted to $3,115,000 and $2,325,000 in fiscal 1997 and 1996, respectively.

Gain on foreign exchange for fiscal 1997 amounted to $1,045,000, compared to $524,000 for fiscal 1996, primarily from the Company's subsidiary in Denmark.

The amortization of the excess of cost over fair value of net assets acquired from Camtronics was $85,000 and $127,000 in fiscal 1997 and 1996, respectively. The amortization of the excess of cost over fair value of net assets acquired from SKY was $119,000 and $179,000 in fiscal 1997 and 1996, respectively.

The amortization of excess of fair value of net assets over cost acquired from B&K was $645,000 and $542,000 in fiscal 1997 and 1996, respectively.

The Company's share of losses of a privately held company amounted to $1,949,000 and $821,000 in fiscal 1997 and fiscal 1996, respectively. (See Note 5 of Notes to Consolidated Financial Statements.)

During fiscal 1997, the Company's investment in Analogic Scientific was decreased by $425,000 reflecting the Company's share of Analogic Scientific's loss. (See Note 5 of Notes to Consolidated Financial Statements).

Fiscal 1997 includes a $1,742,000 charge resulting from the write off of the Company's investment in Park Meditech, Inc. (See Note 5 of Notes to Consolidated Financial Statements).

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, in fiscal 1997 and 1996 amounted to $1,270,000 and $224,000, respectively.

Minority interest in the net loss of the Company's consolidated foreign subsidiary, B&K, in fiscal 1996 was $1,370,000. As of July 1, 1996 the Company purchased the remaining 41% of minority interest in B&K.

The effective tax rate for fiscal 1997 was 24% vs. 26% for fiscal 1996. This change was primarily a result of the increase in the utilization of tax credits.

Net income for fiscal 1997 was $20,090,000, or $1.58 per share as compared with $13,065,000, or $1.04 per share for fiscal 1996. The results of operations include a charge of $1,742,000 for the write-off of a marketable security. If this charge were excluded, earnings per share would have been $1.66 for fiscal 1997.

FISCAL 1996 COMPARED TO FISCAL 1995

Product, service, engineering, and licensing revenues for fiscal 1996 were $213,781,000 as compared to $194,034,000 for fiscal 1995. The increase of $19,747,000 was principally due to an increase in sales of Medical Technology Products of $12,141,000 and Signal Processing Technology Products of $4,464,000 and Industrial Technology Products of $3,142,000. During fiscal 1996 the Company began shipments of the lightweight Computed Tomography (CT) scanner which was primarily responsible for the increase in sales of Medical Technology Products. Other operating revenue of $10,528,000 and $9,720,000 represents revenue from the Hotel operation for fiscal 1996 and 1995, respectively.

Interest and dividend income increased primarily due to a distribution from a limited partnership in which the Company has invested. (See Note 5 of Notes to Consolidated Financial Statements).

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

The Company's share of losses of a newly formed privately held company amounted to $821,000 in fiscal 1996. (See Note 5 of notes to Consolidated Financial Statements).

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

Financial Position

The Company's balance sheet at July 31, 1997, reflects a current ratio of 6.2 to 1, compared to 6.0 to 1 at July 31, 1996. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 75% of current assets at July 31, 1997. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was .24 to 1 at July 31, 1997 compared to .25 to 1 at July 31, 1996.

In fiscal 1997 funds provided from operations amounted to $33,404,000. Net income of $20,090,000 and depreciation & amortization of $8,920,000 were the major contributors. Increases in Accounts and Notes Receivable of $5,766,000 was a major use of operating cash.

The following investing activities resulted in a decrease of cash of $18,162,000. During 1997 the Company invested $1,340,000 for an additional interest in a privately held company which designs and manufactures medical imaging equipment. Capital expenditures for fiscal 1997 amounted to $6,301,000 and capitalized computer software cost were approximately $1,500,000. The Company also made an additional investment of $9,108,000 in marketable securities net of maturities.

The following finances activities resulted in a net reduction of cash in the amount of $5,172,000. Dividends paid to shareholders during the fiscal year amounted to $2,508,000. Cash flows from financing activities were decreased by the payment of an uncollateralized foreign bank overdraft facility in the amount of $3,305,000 which was offset by the proceeds from stock options exercised in the amount of $1,421,000.

Total investments in and advances to affiliated companies decreased $1,034,000. This decrease is due to the Company's share of equity losses from a privately held company in the amount of $1,949,000 and Analogic Scientific of $425,000 offset by an additional investment of $1,340,000 in the privately held company.

Notes Payable decreased by $3,644,000 to $6,677,000 at end of fiscal 1997 primarily due to payment of an uncollateralized foreign bank overdraft facility.

Minority Interest in Consolidated Subsidiaries increased $1,270,000. This represents the 32% minority interest in Camtronics.

The Company's three largest customers, each of which is a significant and valued customer, were Phillips, G.E. and Siemens, which accounted for approximately 17.1%, 8.4%, and 7.8%, respectively, of product, service, engineering, and licensing revenue for the fiscal year ended July 31, 1997. Loss of any one of these customers would have a material adverse effect upon the Company's business.

Capital expenditures for fiscal 1997 totaled approximately $6,300,000.

As part of a stock repurchase program authorized by the Board of Directors, the Company purchased 17,500 shares of common stock for its treasury during fiscal 1996 at an aggregate cost of $345,000. No shares were repurchased during fiscal 1997.

Impact of Inflation

Overall, inflation has not had a material impact on the Company's operations during the past three fiscal years.


Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no material impact on the Company's earnings per share.

In June 1997, the FASB issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income, and Statement No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company is required to adopt these Statements in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations, or business practices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statement and supplementary data are listed under PART IV,
Item 14 in this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


       (a)    Directors

                                                                         Other Offices Held
                                         Director      Expiration             As of
         Name                   Age       Since        of Term*           August 29, 1997
         ----                   ---      --------      ---------         ------------------

Bernard M. Gordon               70         1969           1998          Chairman of the
                                                                        Board and Chief
                                                                        Executive Officer

Bruce R. Rusch                  54         1993           2000          President and Chief
                                                                        Operating Officer

John A. Tarello                 66         1979           1998          Senior Vice
                                                                        President and
                                                                        Treasurer

M. Ross Brown                   63         1984           1999          Vice President

Edward F. Voboril               54         1990           1999               --

Gerald L. Wilson                58         1980           1998               --


Bruce W. Steinhauer             62         1993           2000               --


* The Board of Directors is divided into three classes, each having a three year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

       (b)    Executive Officers


         Name              Age        Office Held                     Has Been Held
         ----              ---        -----------                     -------------

Bernard M. Gordon          70         Chairman of the Board and       1969
                                      Chief Executive Officer

Bruce R. Rusch             54         President and Chief             1995
                                      Operating Officer

John A. Tarello            66         Senior Vice President           1980 & 1985,
                                      and Treasurer                   respectively

M. Ross Brown              63         Vice President                  1984

Julian Soshnick            65         Vice President                  1982
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

       John A. Tarello was the Company's Controller from May 1970 through July 1982, a Vice President of the Company from 1971 to 1980, a Senior Vice President since 1980, and Treasurer since 1985. He is also a director of Spire Corporation.

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

       Julian Soshnick joined the Company in October 1981 as General Counsel and has served as a Vice President since July 1982 and Clerk since 1988.

       Edward F. Voboril has been President and CEO of Wilson Greatbatch Ltd. of Clarence, New York since December 1990.

       Dr. Gerald L. Wilson is the former Dean of the School of Engineering at Massachusetts Institute of Technology and the Vannevar Bush Professor of Engineering at the Massachusetts Institute of Technology. Dr. Wilson has served on MIT's faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. He is a trustee of Commonwealth Energy Systems and a director of ASECO Corporation.

       Dr. Bruce W. Steinhauer has been Chief Executive Officer of the Lahey-Hitchcock Clinic since early 1992. He is also a member of the Board of Directors of the Lahey-Hitchcock Clinic. Prior to that he was Senior Vice President for Medical Affairs and Chairman of the Board of Governors for the Medical Group Practice of the Henry Ford Hospital from 1988 to 1992.

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

                                                                                                  LONG-TERM
                                             ANNUAL COMPENSATION                              COMPENSATION AWARDS
                              ------------------------------------------------      -----------------------------------------
                                                                                    Restricted                     All Other
     Name and                                                     Total Annual      Stock Awards  Stock Options  Compensation
 Principal Position           Year      Salary        Bonuses     Compensation       ($)(A)(B)                      ($)(C)
-----------------------------------------------------------------------------------------------------------------------------

Bernard M. Gordon             1997     $325,000      $50,000       $375,000              --             --          $3,645
  Chairman (CEO)              1996      325,000       25,000        350,000              --             --           3,024
                              1995      325,000       50,000        375,000              --             --           3,186

Bruce R. Rusch                1997     $225,000      $50,000       $275,000              --             --          $3,442
  President (COO)             1996      225,000       21,000        246,000              --             --           2,855
                              1995      206,519       35,000        241,519              --             --           3,007

John A. Tarello               1997     $210,000      $50,000       $260,000              --             --          $3,691
  Senior Vice President       1996      210,000       21,000        231,000              --             --           3,062
  and Treasurer               1995      210,000       35,000        245,000              --             --           3,225

M. Ross Brown                 1997     $185,000      $30,000       $215,000              --             --          $3,521
  Vice President              1996      185,000       18,000        203,000              --             --           2,921
                              1995      185,000       30,000        215,000              --             --           3,076

Julian Soshnick               1997     $185,000      $40,000       $225,000              --             --          $3,555
  Vice President and          1996      185,000       18,000        203,000              --             --           2,949
  General Counsel             1995      185,000       30,000        215,000              --             --           3,106


Notes To Summary Compensation Table

----------

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

(B) As of July 31, 1997, the following table reflects aggregate stock bonus awards, granted in 1993, for which transfer restrictions have not yet lapsed:

                                              Shares         Market Value
                                              ------         ------------

       Bruce R. Rusch                         22,500           $821,250
       M. Ross Brown                          15,000            547,500
       Julian Soshnick                         8,750            319,375



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


STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

       The following table indicates (i) stock options exercised by the Named Officers during the last fiscal year; (ii) the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of July 31, 1997; and (iii) the fiscal year-end value of "in-the-money" unexercised options.

                                                              Number of                   Value of Unexercised
                         Number of                        Unexercised Options            In-The-Money Options
                      Shares Acquired     Value            at Fiscal Year End            At Fiscal Year End(A)(B)
                        On Exercise     Realized(A)    Exercisable   Unexercisable    Exercisable   Unexercisable
                      ---------------   -----------    -----------   -------------    -----------   -------------

Bernard M. Gordon              --              --           --              --              --               --

Bruce R. Rusch                 --              --           --              --              --               --

John A. Tarello            10,000        $173,750                           --              --               --

M. Ross Brown               5,000        $ 87,500           --           5,000              --         $108,125

Julian Soshnick                --              --        3,750           1,250         $81,094         $ 27,031



----------
(A) The value realized or the unrealized value of in-the-money options at year-end represents the aggregate difference between the market value on the date of grant and, either the market value on the date of exercise or, in the case of unrealized value, the market value at July 31, 1997.

(B) "In-the-money" options are options whose exercise price was less than the market price of Common Shares at July 31, 1997.

       Compensation of Directors

       Each director who is not an employee of the Company is entitled to an annual fee of $10,000 plus a fee of $1,000 per meeting for each of the first four meetings of the Board or any Board Committee attended by him, together with reimbursement of travel expenses under certain circumstances.

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

       The following table sets forth options granted pursuant to the 1988 plan as of July 31, 1997:


                        Date of     Options     Option     Options       Options      Options
                         Grant      Granted      Price    Exercised   Exercisable   Unexercisable
                         -----      -------      -----    ---------   -----------   -------------

Dr. Wilson              2/01/88      5,000      $ 7.125    5,000            --             --
Dr. Wilson              6/12/96      5,000      $27.750       --         1,667          3,333
Mr. Voboril             6/12/91      5,000      $10.875       --         5,000             --
Mr. Voboril             6/12/96      5,000      $27.750       --         1,667          3,333
Dr. Steinhauer         10/08/93      5,000      $14.750       --         5,000             --
Dr. Steinhauer          6/12/96      5,000      $27.750       --         1,667          3,333


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth information as to all persons (including any "group", as defined in section 13(d)(3) of the Exchange Act) known by the Company to have owned beneficially 5% or more of its Common Stock, $.05 par value, as of August 29, 1997:


                                                Amount and Nature of           Percent
          Name And Address                      Beneficial Ownership          of Class
          ----------------                      --------------------          --------

     Bernard M. Gordon Charitable               4,720,192 shares(1)(2)       37.5%(1)(2)
     Remainder Unitrust
       Bernard M. Gordon
       Julian Soshnick
       Gerald P. Bonder, Trustees
          8 Centennial Drive
          Peabody, MA  01960

     T. Rowe Price                              1,364,000 shares(3)          10.8%(3)
          100 East Pratt Street
          Baltimore, MD 21202

     Private Capital Management Inc.            1,022,575 shares(3)           8.1%(3)
          3003 Ninth Street
          Naples, FL  33940

----------

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

(3) The Company has been advised informally by T. Rowe Price and Private Capital Management Inc. that in their capacity as investment advisors they may be deemed a beneficial owner on August 29, 1997, of 1,364,000 shares, or 10.8% of the Company's Common Stock and 1,022,575 shares, or 8.1% of the Company's Common Stock, respectively.

(b) The following table sets forth information as to ownership of the Company's Common Stock, $.05 par value, by its directors and by all directors and executive officers as a group, as of August 29, 1997:

                                                 Amount and Nature of           Percent
         Identity of Person                     Beneficial Ownership(1)         of Class
         ------------------                     -----------------------         --------

         Bernard M. Gordon                        4,720,192 shares(2)(3)          37.5%

         Bruce R. Rusch                              33,750 shares(4)               *

         John A. Tarello                             30,000 shares                  *

         M. Ross Brown                               15,000 shares(4)               *

         Gerald L. Wilson                             3,667 shares(5)               *

         Edward F. Voboril                            6,667 shares(5)               *

         Bruce W. Steinhauer                          6,667 shares(5)               *

         All Directors and Executive
         Officers as a group
         (8 persons)                              4,845,943 shares(4)(5)          38.5%

* Represents less than 1% ownership

----------
(1) The amounts shown are based upon information furnished by the individual directors and officers. Unless otherwise noted, the beneficial owners have sole voting and investment power with respect to the shares listed.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Mr. Bernard M. Gordon and Mr. Bernard L. Friedman, the Company's former Vice Chairman of the Board (Mr. Friedman resigned on July 31, 1993), each own 50% interest in a limited partnership (Audubon Realty), which owns the Danvers, Massachusetts facilities leased by the Company for a term to July 31, 2001. These facilities include a 50,000 square foot building completed in 1978; a 40,000 square foot addition to that building, completed in 1982; and an 80,000 square foot building which the Company moved into during 1980. The fixed annual rent on the entire 170,000 square feet was increased from $1,042,000 to $1,125,000 effective March 1, 1995, and shall be adjusted as of March 1 every third year to reflect increases in the cost of living. Both of the facilities are sublet on a self-renewing lease to Siemens Medical Electronics, Inc. for a term which as presently extended will end on December 1, 1999, subject to an eighteen-month notice of cancellation, on a triple-net basis.

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

       The terms of the several lease agreements, at the time they were executed, were at least as favorable as those that could have been obtained from unaffiliated third parties. Prior to execution of each such lease, two independent appraisals were obtained in order to establish the fair market rate for subject premises. A rent, in each case discounted below the fair market rate established by the appraisals, was then agreed upon by the parties.

       The leases each incorporated periodic rent escalation clauses, based upon the CPI. At the present time, the rents that the Company is paying under the several leases reflect fair rental value for the properties.

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

[CAPTION]



Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         Page
                                                                        Number

    (a) 1.  Financial Statements

            Report of independent accountants                              32

            Consolidated balance sheets at July 31, 1997 and
            1996                                                           33

            Consolidated statements of income for the years
            ended July 31, 1997, 1996, and 1995                            34

            Consolidated statements of stockholders' equity
            for the years ended July 31, 1997, 1996, and
            1995                                                           35

            Consolidated statements of cash flows for the
            years ended July 31, 1997, 1996, and 1995                      36

            Notes to consolidated financial statements                37 - 52


        2.  Financial Statement Schedule

            II  -  Valuation and qualifying accounts                       53

            Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto.

        3.  Exhibits - See Index to Exhibits                          54 - 58

    (b)     Report on Form 8-K

            No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 1997.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANALOGIC CORPORATION

Date: October 9, 1997               By  /s/ Bernard M. Gordon
                                        --------------------------------------
                                        Bernard M. Gordon
                                        Chairman of the Board and
                                        Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 9, 1997                  /s/ Bernard M. Gordon
                                        --------------------------------------
                                        Chairman of the Board,
                                        Chief Executive Officer and Director

Date:  October 9, 1997                  /s/ Bruce R. Rusch
                                        --------------------------------------
                                        President,
                                        Chief Operating Officer and Director

Date:  October 9, 1997                  /s/ John A. Tarello
                                        --------------------------------------
                                        Senior Vice President, Treasurer
                                        and Director

Date:  October 9, 1997                  /s/ M. Ross Brown
                                        --------------------------------------
                                        Vice President and Director

Date:  October 9, 1997                  /s/ Bruce W. Steinhauer
                                        --------------------------------------
                                        Director

Date:  October 9, 1997                  /s/ Edward F. Voboril
                                        --------------------------------------
                                        Director

Date:  October 9, 1997                  /s/ Gerald L. Wilson
                                        --------------------------------------
                                        Director

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Analogic Corporation
Peabody, Massachusetts


We have audited the accompanying consolidated balance sheets of Analogic Corporation and subsidiaries as of July 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows and the financial statement schedule listed in Item 14(a) of this Form 10-K for each of the three years in the period ended July 31, 1997. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analogic Corporation and subsidiaries as of July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.





Boston, Massachusetts
September 15, 1997

Analogic Corporation and Subsidiaries
Consolidated Balance Sheets (000 omitted)

                                                                      JULY 31,
                                                                 1997         1996
                                                               --------     --------

Assets
  Current assets:
    Cash and cash equivalents                                   $24,954      $18,040
    Marketable securities, at market                             89,496       82,509
    Accounts and notes receivable,
      net of allowance for doubtful accounts
      (1997, $1,370; 1996, $1,426)                               50,728       45,207
    Accounts receivable, affiliates                               1,910        1,608
    Inventories                                                  47,800       50,232
    Prepaid expenses and other current assets                     6,714        4,416
                                                               --------     --------

        Total current asset                                     221,602      202,012
                                                               --------     --------
  Property, plant and equipment, at cost:
    Land and land improvements                                    4,252        4,252
    Buildings                                                    36,853       36,825
    Property under capital leases                                 6,251        6,251
    Leasehold and capital lease improvements                      2,090        2,090
    Manufacturing equipment                                      66,117       63,196
    Furniture and fixtures                                       20,737       19,194
    Motor vehicles                                                  926          998
                                                               --------     --------
                                                                137,226      132,806
     Less accumulated depreciation and
       amortization                                              88,979       85,050
                                                               --------     --------

                                                                 48,247       47,756
                                                               --------     --------
  Investments in and advances to
    affiliated companies                                          7,095        8,129
                                                               --------     --------
  Excess of cost over acquired net assets,
    net of accumulated amortization                                 171          375
                                                               --------     --------
  Other assets, including unamortized
    software costs ( 1997, $4,437;
    1996, $6,073)                                                 5,244        6,890
                                                               --------     --------

                                                               $282,359     $265,162
                                                               ========     ========
  Liabilities and Stockholders' Equity
    Current liabilities:
    Mortgage and other notes payable                            $   344      $ 3,644
    Obligations under capital leases                                497          442
    Accounts payable, trade                                      13,185       11,438
    Accrued employee compensation
      and benefits                                               11,654        9,822
    Accrued warranty                                              2,764        2,521
    Accrued expenses                                              3,579        3,632
    Accrued income taxes                                          3,449        1,998
                                                               --------     --------

        Total current liabilities                                35,472       33,497
                                                               --------     --------
  Long-term debt:
    Mortgage and other notes payable                              6,333        6,677
    Obligations under capital leases                              2,281        2,778
                                                               --------     --------

                                                                  8,614        9,455
                                                               --------     --------

  Deferred income taxes                                           3,854        4,832
                                                               --------     --------

  Minority interest in subsidiaries                               5,538        4,268
                                                               --------     --------

  Excess of acquired net assets over cost, net                      665        1,310
                                                               --------     --------
  Commitments

  Stockholders' equity:
    Common stock, $.05 par; authorized
      30,000,000 shares; issued 1997, 13,835,364 shares;
      issued 1996, 13,767,614 shares                                692          688
    Capital in excess of par value                               22,916       21,413
    Retained earnings                                           220,343      202,761
    Unrealized holding gains and losses                           1,713        2,092
    Cumulative translation adjustments                           (1,617)       1,539
                                                               --------     --------
                                                                244,047      228,493
    Less:
      Treasury stock, at cost (1997, 1,234,653
        shares; 1996, 1,273,073 shares )                         14,121       14,550
      Unearned compensation                                       1,710        2,143
                                                               --------     --------

        Total stockholders' equity                              228,216      211,800
                                                               --------     --------

                                                               $282,359     $265,162
                                                               ========     ========



The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Income (000 omitted, except share data)


                                                                                  YEARS ENDED JULY 31,

                                                                             1997         1996         1995
                                                                           --------     --------     --------

Revenues:
 Product and service, net                                                  $222,033     $205,991     $187,964
 Engineering and licensing                                                   17,517        7,790        6,070
 Other operating revenue                                                     11,591       10,528        9,720
 Interest and dividend income                                                 5,588        6,151        5,073
                                                                           --------     --------     --------

 Total revenues                                                             256,729      230,460      208,827
                                                                           --------     --------     --------

Cost of sales and expenses:
 Cost of sales:
    Product and service                                                     131,937      125,726      108,203
    Engineering and licensing                                                10,136        7,379        2,769
    Other operating expenses                                                  5,959        5,627        5,294
 General and administrative                                                  18,070       18,463       17,188
 Selling                                                                     25,451       27,195       29,066
 Research and product development                                            33,948       29,017       29,890
 Interest expense                                                               607          832          812
 (Gain) loss on foreign exchange                                             (1,045)        (524)         666
 Amortization of excess of cost over acquired net assets                        204          306          317
 Amortization of excess of acquired net assets over cost                       (645)        (542)        (533)
                                                                           --------     --------     --------

 Total cost of sales and expenses                                           224,622      213,479      193,672
                                                                           --------     --------     --------

Income from operations                                                       32,107       16,981       15,155

Gain on sale of marketable securities                                                                   1,736
Equity in loss of unconsolidated affiliates                                  (2,374)        (821)
Loss on investment                                                           (1,742)
                                                                           --------     --------     --------

Income before income taxes and minority interest                             27,991       16,160       16,891

Provision for income taxes                                                    6,631        4,241        3,667

Minority interest in net income (loss) of consolidated subsidiaries           1,270      (1,146)          518
                                                                           --------     --------     --------

Net income                                                                 $ 20,090     $ 13,065     $ 12,706
                                                                           ========     ========     ========

Earnings per common and common
  equivalent share                                                         $   1.58     $  1.04      $   1.02
                                                                           ========     =======      ========


The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1997, 1996 and 1995 (000 omitted, except share data)

                                                                  Unrealized
                              Common stock   Capital in            holding   Cumulative    Treasury Stock                  Total
                            --------------   excess of  Retained  gains and  translation  -----------------  Unearned  stockholders'
                            Shares  Amount   par value  Earnings     loss    adjustments  Shares     Amount  Compensation   Equity
                            ------  ------   ---------  --------  ---------- -----------  ------     ------  ------------ ---------
Balance,
  July 31, 1994         13,602,325   $680    $19,911   $180,222                $558    (1,253,268)  $(14,233)  $(2,747)   $184,391
Shares issued
  pursuant to
  stock grants,
  net of
  cancellations             39,500      2        608                                       (5,000)                (610)
Shares issued                                                                                                                  432
  pursuant to
  stock options             50,081      3        429                                      (19,200)      (326)                 (326)
Purchases of
  treasury
  stock
Amortization of
  unearned
  compensation                                                                                                     730         730
Amounts related
  to employee
  stock
  purchase plan                                   25                                        8,188         89                   114
Income tax
  reduction
  relating
  to stock
  options                                        126                                                                           126
Translation
  adjustments
  for the year                                                                2,288                                          2,288
Net income
  for the year                                           12,707                                                             12,707
Dividends paid
  ($0.08 per
  share)                                                   (991)                                                              (991)
Unrealized
  holding
  gains and
  losses for
  the period                                                         2,004                                                   2,004
Other                           19              (582)                                                                         (582)
                        ----------   ----    -------   --------   --------   ------    ----------   --------   -------    --------
Balance,
  July 31, 1995         13,691,925    685     20,517    191,938      2,004    2,846    (1,269,280)   (14,470)   (2,627)    200,893
                        ==========   ====    =======   ========   ========   ======    ==========   ========   =======    ========

Shares issued
  pursuant to
  stock grants,
  net of
  cancellations             20,500      1        275                                       (9,500)        (1)     (275)
Shares issued
  pursuant to
  stock options             55,189      2        521                                       14,100        147                   670
Purchases of
  treasury
  stock                                                                                   (17,500)      (345)                 (345)
Amortization of
  unearned
  compensation                                                                                                     759         759
Amounts related
  to employee
  stock purchase
  plan                                            31                                        9,107        102                   133
Income tax
  reduction
  relating to
  stock options                                  246                                                                           246

Translation
  adjustments
  for the year                                                               (1,307)                                        (1,307)
Net income
  for the year                                           13,065                                                             13,065
Dividends paid
  ($0.18 per
  share)                                                 (2,242)                                                            (2,242)
Unrealized
  holding
  gains and
  losses
  for the
  period                                                                88                                                      88
Other                                           (177)                                                     17                  (160)
                        ----------   ----    -------   --------   --------   ------    ----------   --------   -------    --------
Balance,
  July 31, 1996         13,767,614    688     21,413    202,761      2,092    1,539    (1,273,073)   (14,550)   (2,143)    211,800
                        ----------   ----    -------   --------   --------   ------    ----------   --------   -------    --------

Shares issued
  pursuant to
  stock grants,
  net of
  cancellations             10,500      1        231                                       (6,500)                (231)
Shares issued
  pursuant to
  stock options             57,250      3        904                                       39,249        369                 1,276
Purchases of
  treasury
  stock
Amortization of
  unearned
  compensation                                                                                                     664         664
Amounts related
  to employee
  stock
  purchase
  plan                                            84                                        5,671         60                   145
Income tax
  reduction
  relating
  to stock
  options                                        284                                                                           284
Translation
  adjustments
  for the year                                                               (3,156)                                        (3,156)
Net income
  for the year                                           20,090                                                             20,090
Dividends paid
  ($0.20 per
  share)                                                 (2,508)                                                            (2,508)
Unrealized
  holding
  gains and
  losses for
  the period                                                          (379)                                                  (379)
                        ----------   ----    -------   --------   --------  -------    ----------   --------   -------    --------
Balance,
  July 31, 1997         13,835,364   $692    $22,916   $220,343     $1,713  $(1,617)   (1,234,653)  $(14,121)  $(1,710)   $228,216
                        ==========   ====    =======   ========   ========  =======    ==========   ========   =======    ========


The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Cash Flows (000 omitted)

                                                                             Years Ended July 31,
                                                                      1997           1996           1995
                                                                    --------       --------       --------

Cash flows from operating activities:
   Net income                                                       $ 20,090       $ 13,065       $ 12,706
                                                                    --------       --------       --------
   Adjustments to reconcile net income to net cash provided
    by operating activities:
       Deferred income taxes                                          (3,153)           177            255
       Depreciation                                                    5,805          6,203          6,365
       Amortization of capitalized software                            3,115          2,325          2,355
       Amortization of excess of cost over net acquired assets           204            306            317
       Amortization of excess of acquired net assets over cost          (645)          (542)          (533)
       Amortization of other assets (deferred charges)                    32            (32)            39
       Minority interest in net income (losses) of
         consolidated subsidiaries                                     1,270         (1,146)           518
       Provision for losses on accounts receivable                       (56)            65             21
       Provision for loss on marketable securities                     1,742
       Gain on sale of marketable securities                                                        (1,736)
       Gain on sale of equipment                                         (62)           (40)           (34)
       Equity in loss of unconsolidated affiliates                     2,374            821
       Compensation from stock grants                                    664            759            731
       Changes in operating assets & liabilities
         Decrease (increase) in assets:
           Accounts and notes receivable                              (5,766)        (1,403)        (8,561)
           Inventories                                                 2,432         (3,945)        (5,118)
           Prepaid expenses and other current assets                    (124)           399           (305)
           Other assets                                                  (21)          (426)           (17)
         Increase (decrease) in liabilities:
           Accounts payable, trade                                     1,746         (1,029)         4,899
           Accrued expenses and other current liabilities              2,022           (715)           816
           Accrued income taxes                                        1,735            412            627
                                                                    --------       --------       --------
  Total adjustments                                                   13,314          2,189            639
                                                                    --------       --------       --------
  Net cash provided by operating activities                           33,404         15,254         13,345
                                                                    --------       --------       --------
Cash flows from investing activities:
  Investments in and advances to affiliated companies                 (1,340)        (2,376)          (143)
  Additions to property, plant and equipment                          (6,301)        (6,233)        (8,217)
  Capitalized software                                                (1,480)        (1,985)        (3,524)
  Proceeds from sale of property, plant and equipment                     67            119             55
  Purchases of marketable securities                                 (19,460)       (21,650)       (24,062)
  Maturities of marketable securities                                 10,352         26,627         10,475
  Proceeds from sale of marketable securities                                                        2,300
                                                                    --------       --------       --------
  Net cash used by investing activities                              (18,162)        (5,498)       (23,116)
                                                                    --------       --------       --------
Cash flows from financing activities:
  Proceeds from overdraft facility                                    (3,305)         3,305
  Payments on debt and capital lease obligations                        (780)          (758)        (2,331)
  Purchase of common stock for treasury                                                (345)          (325)
  Purchase of common stock of majority owned subsidiary                                (160)          (582)
  Issuance of common stock pursuant to stock options and
   employee stock purchase plan                                        1,421            803            546
  Dividends paid to shareholders                                      (2,508)        (2,242)          (992)
  Purchase of minority interest                                                      (3,416)
                                                                    --------       --------       --------
  Net cash used by financing activities                               (5,172)        (2,813)        (3,684)
                                                                    --------       --------       --------
  Effect of exchange rate changes on cash                             (3,156)        (1,307)         2,288
                                                                    --------       --------       --------
  Net increase (decrease) in cash and cash equivalents                 6,914          5,636        (11,167)
                                                                    --------       --------       --------
Cash and cash equivalents, beginning of year                          18,040         12,404         23,571
                                                                    --------       --------       --------
Cash and cash equivalents, end of year                              $ 24,954       $ 18,040       $ 12,404
                                                                    ========       ========       ========


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

     Product, service, engineering and licensing export revenue, primarily from customers in Europe and Asia, amounted to approximately $81,400,000 or 34%, $77,600,000 or 36%, and $65,200,000 or 34% of total product, service, engineering and licensing revenue for the years ended July 31, 1997, 1996 and 1995, respectively.

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

          The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

               Buildings                                         35 years
               Property under capital lease                      14 to 23 years
               Manufacturing equipment                           4 to 7 years
               Furniture and fixtures                            4 to 8 years
               Leasehold and capital lease improvements          3 to 10 years
               Motor Vehicles                                    3 years

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.   Summary of business operations and significant accounting policies:
     (continued)

     (d)  Revenue recognition:

          Revenues are recognized when a product is shipped or a service is performed. For certain transactions, at the request of the customer and upon completion of the manufacturing process and acceptance of title by the customer, the Company stores inventory pending shipping instructions and recognizes revenue. Accounts receivables related to such sales were approximately $4,684,000 and $1,540,000 at July 31, 1997 and 1996, respectively.

     (e)  Capitalized software costs:

          The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products not to exceed three years. Accumulated amortization approximated $12,721,000 and $9,606,000 at July 31, 1997 and 1996,
          respectively.

     (f)  Warranty costs:

          The Company provides for estimated warranty costs as products are shipped.

     (g)  Income taxes:

          The Company does not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

     (h)  Earnings per share:

          Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are the same. The number of common and common equivalent shares utilized in the per share computations were 12,701,800, 12,562,085 and 12,475,035 in fiscal 1997, 1996 and 1995, respectively.

     (i)  Cash and cash equivalents:

          The Company considers all short-term deposits with an original maturity of three months or less at acquisition date to be cash equivalents. Cash equivalents amounted to approximately $23,956,000 and $16,382,000 at July 31, 1997 and 1996, respectively.

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

     (l)  Accounting Standards:

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company will not adopt the fair value method of accounting for employee stock-based compensation but will instead comply with the pro forma disclosure requirements. (See Note 8 of Notes to Consolidated Financial Statements)

          Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," is required to be adopted by the Company after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no material impact on the Company's earnings per share.

          Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," will be adopted in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations, or business practices.

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

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Business combinations:

     The Company's subsidiary, Camtronics, has entered into an agreement with the three founding stockholders ("Founders") who are also active employees of Camtronics. The agreement requires Camtronics to purchase up to 5% of the shares of common stock originally issued to the Founders at their option during each fiscal year beginning in 1992 pursuant to a predetermined formula. If a Founder does not exercise his right to cause Camtronics to purchase his outstanding shares, such rights shall not lapse, but shall be cumulative and may be exercised thereafter. The Company's ownership of Camtronics increased from approximately 65% in fiscal 1992 to approximately 68% in fiscal 1996 as a result of the Founders exercising their conversion rights to sell 5% of their shares for the amount of $763,000, $244,000, and $202,000 during fiscal 1996, 1995, and 1994, respectively. No conversion rights were exercised in fiscal 1997. The carrying value of the Company's total investment in Camtronics exceeded its portion of underlying equity in net assets by approximately $1,453,000. This excess is being amortized over a 10 year period. Accumulated amortization amounted to $1,282,000 and $1,197,000 as of July 31, 1997 and 1996, respectively.

     As of January 1, 1993, the Company acquired an interest of approximately 57% in a newly-formed company, B&K Ultrasound Systems A/S ("B&K"), for $3,607,000 in cash and a subordinated interest free short-term loan of $3,500,000 which was converted into equity on July 31, 1993. The Company's ownership interest was adjusted upward to 59% in fiscal 1994 in accordance with the shareholders' agreement. B&K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B&K's operations have been included in the Company's consolidated financial statements beginning January 1, 1993. The Company's equity in net assets of B&K exceeded the purchase price by approximately $2,662,000. This excess of acquired net assets over cost is being amortized over a 5 year period beginning in January, 1993. Accumulated amortization amounted to $2,441,000 and $1,908,000 as of July 31, 1997 and 1996,
     respectively.

     As of July 1, 1996, the Company acquired the remaining 41% interest in B&K for $3,416,000 in cash. The Company's equity in net assets of B&K exceeded the purchase price by approximately $565,000. This excess is being amortized over a five year period beginning July 1, 1996. Accumulated amortization amounted to $123,000 and $9,000 as of July 31, 1997 and 1996, respectively.

     On April 1, 1992, the Company acquired all of the common stock of SKY Computers, Inc. (SKY) for $3,161,000 in cash. The carrying value of the Company's investment in SKY exceeded its equity in net assets by approximately $895,000. This excess was amortized over a 5 year period. Accumulated amortization was $895,000 and $776,000 as of July 31, 1997 and 1996, respectively. As of April 1, 1997 the carrying value of the company's investment in Sky was fully amortized.

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Marketable securities:

     Marketable securities are categorized as available-for-sale securities and summarized as follows:

                                                                          Gross Unrealized
                                                                         ------------------
          July 31, 1997               Cost          Fair Value           Gain          Loss
          -------------               ----          ----------           ----          ----
     Debt securities issued by
     various state and local
     municipalities and agencies   $87,783,000      $89,496,000       $1,735,000      $ (22,000)
                                   ===========      ===========       ==========      =========


          JULY 31, 1996
          -------------
     Debt securities issued by
     various state and local
     municipalities and agencies   $78,675,000      $79,651,000       $1,185,000      $(209,000)

     Equity securities               1,742,000        2,858,000        1,116,000
                                   -----------      -----------       ----------      ---------
                                   $80,417,000      $82,509,000       $2,301,000      $(209,000)
                                   ===========      ===========       ==========      =========

     Contractual maturities range from one to nine years, with the majority five years or less.

4.   Inventories:

     The components of inventory are as follows:


                                                        JULY 31
                                         -------------------------------------
                                            1997                      1996
                                         -----------               -----------
     Raw materials                       $19,166,000               $19,363,000
     Work-in-process                      18,381,000                17,830,000
     Finished goods                       10,253,000                13,039,000
                                         -----------               -----------
                                         $47,800,000               $50,232,000
                                         ===========               ===========


                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Investments in and advances to affiliated companies:

     The Company owns 50% of Analogic Scientific, Inc. ("Scientific"), a joint venture corporation with Kejian Corporation of The People's Republic of China. The Company's original investment of $1,500,000 has been accounted for using the equity method of accounting. The Company's share of Scientific's Loss amounted to $425,000 in fiscal year 1997. The Company did not report any income or loss in fiscal years 1996 and 1995 related to this investment. During fiscal 1996 the Company invested an additional $500,000 in Scientific. The carrying value of this investment was $5,775,000 at July 31, 1997 and $6,200,000 at July 31, 1996. Transactions with Scientific for fiscal years 1997, 1996 and 1995 consisted of revenues of approximately $526,000, $735,000 and $1,076,000, respectively. At July 31, 1997 and 1996, accounts receivable from this affiliate were $668,000 and $676,000, respectively.

     On February 13, 1996, the Company acquired 1,715,384 shares of Park Meditech Inc. Common Stock and an 11% Convertible Unsecured Subordinated Debenture in the principal amount of $750,000 in consideration of the cancellation of the Convertible Subordinated Promissory Note in the amount of $1,500,000 and 200,000 Common Share purchase warrants. With certain restrictions, the Convertible Unsecured Subordinated Debenture may be converted into Common Shares at a price of $1.20 (Canadian) per Common Share. The Company loaned Park Meditech, Inc. $221,000 in December 1996, and an additional $294,000 in February, 1997, both were structured as promissory notes with interest at 11% secured by all of the assets of Park Meditech, Inc..

     On July 3, 1997 Park Meditech, Inc's subsidiary, Park Medical Systems, filed for assignment in bankruptcy. A trustee was appointed to sell the assets of Park Medical Systems, which includes patents on imaging technology. In view of this filing, the Company recognized the impairment of its investment in Park Meditech, Inc. and wrote off $1,742,000. The Company currently owns 5,715,384 shares or approximately 14% of the outstanding shares of Park Meditech, Inc.. Park Meditech, Inc. shares were traded on the Montreal Exchange (PKM) as well as the NASDAQ small cap exchange (PMDTF). The investment in Park Meditech, Inc. was included in marketable securities at July 31, 1996.

     On February 22, 1996, the Company invested $2,000,000 for a 33% interest in a privately held company which designs and will manufacture medical imaging equipment. Effective May 1, 1997, the Company increased its interest from 33% to 50% with an investment of $340,000. During June, 1997 the Company and the other investor each invested an additional $1,000,000. The carrying value of this investment was $570,000 at July 31, 1997 and $1,179,000 at July 31, 1996. Transactions with this privately held company for fiscal years 1997 and 1996 consisted of revenues of approximately $5,406,000 and $2,667,000, respectively. At July 31, 1997 and 1996, accounts receivable from this company were $1,243,000 and $932,000, respectively.

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

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   Mortgage and other notes payable:

     Mortgage and other notes payable consists of the following:

                                                                                    July 31
                                                                          -----------------------------
                                                                             1997              1996
                                                                          ----------        -----------
     3% mortgage note payable, due 2017, payable
     quarterly, collateralized by land, office
     and manufacturing facilities                                         $5,327,000        $ 5,516,000

     Business Development Revenue Bonds, interest of
     approximately 5% payable quarterly, annual principal
     payments of $150,000 through September 1, 2005,
     collateralized by land, office and manufacturing
     facilities                                                            1,350,000          1,500,000


     Uncollateralized foreign bank overdraft facility
     with interest at 8.5% per year                                                           3,305,000
                                                                          ----------        -----------

                                                                           6,677,000         10,321,000

     Less current portion                                                    344,000          3,644,000
                                                                          ----------        -----------

                                                                          $6,333,000        $ 6,677,000
                                                                          ==========        ===========

     Principal maturities in each of the next five fiscal years on the above notes are as follows: 1998, $344,000; 1999, $350,000; 2000, $356,000; 2001,
     $363,000; 2002, $369,000.

7.   Lease commitments and related party transactions:

     The Company leases three operating facilities from a partnership in which the Chairman and the former Vice Chairman are partners under leases that have been accounted for as capital leases. Certain leases contain contingent rentals based upon cost of living adjustments. Contingent rentals were not significant in 1997, 1996 and 1995.

     Property under capital leases is included in property, plant and equipment, as follows:

                                                             July 31
                                                   ----------------------------
                                                      1997              1996
                                                   ----------        ----------
     Land and buildings                            $6,251,000        $6,251,000
     Less accumulated amortization                  5,085,000         4,781,000
                                                   ----------        ----------
     Net capital lease assets                      $1,166,000        $1,470,000
                                                   ==========        ==========

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

     Rent expense approximated $531,000, $534,000 and $610,000 (net of sublease income of $1,188,000, $1,186,000 and $1,179,000) in fiscal 1997, 1996 and
     1995, respectively.

     The following is a schedule by year of future minimum lease payments at July 31, 1997:

                                                    Capital           Operating
          Fiscal Year                                Leases             Leases
          -----------                              ----------         ---------
             1998                                  $  812,000          $680,000
             1999                                     812,000           239,000
             2000                                     812,000            58,000
             2001                                     812,000             5,000
             2002                                     213,000
             2003                                     213,000
                                                   ----------          --------

                                                   $3,674,000          $982,000
                                                                       ========
     Less amount representing
       interest, at 9.5% - 17.6%                      896,000
                                                   ----------

          Present value of minimum lease
            payments (includes current
            portion of $497,000)                   $2,778,000
                                                   ==========


     Future minimum lease payments under capital leases have not been reduced for sublease rental income of approximately $1,188,000.

     Included in accounts and notes receivable are $200,000 of convertible debentures from UltraAnalog, Inc., a manufacturer of analog-to-digital and digital-to-analog converters. Bernard M. Gordon, the Company's Chairman, owns 72% of the outstanding common stock of UltraAnalog, Inc. which the Company, solely at its option, has the right to acquire at his cost.

8.   Stock option and stock bonus plans:

     At July 31, 1997, the Company had three key employee stock option plans; two of which have lapsed as to the granting of options. In addition, the Company has one key employee stock bonus plan, two non-employee director stock option plans and one employee stock purchase plan.

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Stock option and stock bonus plans:  (continued)

     Options granted under the five stock option plans become exercisable in installments commencing no earlier than one year from the date of grant and no later than five years from the date of grant. Options issued under the plans are non-qualified options or incentive stock options and are issued at prices of not less than 100% of the fair market value at the date of grant. Tax benefits from early disposition of the stock by optionees under incentive stock options, and from exercise of non-qualified options are credited to capital in excess of par value.

     Under the Company's key employee stock bonus plan, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plan may not dispose or otherwise transfer stock granted for three years from date of grant. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Amortization of $663,000, $759,000 and $730,000 was recorded in fiscal 1997, 1996 and 1995, respectively.

     Under the employee stock purchase plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding fair market value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 5,671 in 1997, 9,107 in 1996 and 8,188 in 1995.

     At July 31, 1997, 927,159 shares were reserved for grant under the above stock option, bonus and purchase plans.

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Stock option and stock bonus plans: (continued)

     The following table sets forth the stock option transactions for the years ended July 31, 1997, 1996, and 1995:

                                           1997                        1996                         1995
                                           ----                        ----                         ----

                                  Option         Number       Option         Number        Option          Number
                                 price per         of        price per         of         price per          of
                                   Share         Shares        Share         Shares         Share          Shares
                                   -----         ------        -----         ------         -----          ------
Options outstanding,
beginning of year              $ 8.25-$27.75    489,788   $ 7.125-$18.25    446,502     $ 7.125-$18.00     359,729

Options granted                 28.75- 33.00    111,400    18.00 - 27.75    151,000      16.50 - 18.25     164,850

Options exercised                8.25- 18.25    (96,499)   7.125 - 16.50    (69,289)      7.125- 11.75    (50,081)

Options cancelled                               (43,875)                    (38,425)                      (27,996)
                                                -------                     -------                       -------

Options outstanding,
end of year                      8.25- 33.00    460,814     8.25 - 27.75    489,788       7.125- 18.25    446,502
                                                =======                     =======                       =======

Options exercisable,
end of year                      8.25- 27.75     66,934     8.25 - 27.75     94,964       7.125- 16.50    140,406
                                                =======                     =======                       =======


The following table summarizes information about stock options outstanding at July 31, 1997:

                                     Options Outstanding                               Options Exercisable
                     ----------------------------------------------------      ---------------------------------

                                        Weighted-Avg
      Range of              Number         Remaining                                  Number
      Exercise         Outstanding       Contractual         Weighted-Avg        Exercisable        Weighted-Avg
        Prices       As of 7/31/97      Life (years)       Exercise Price      As of 7/31/97      Exercise Price
      --------       -------------      ------------       --------------      -------------      --------------
$ 8.25 - 11.75              27,888              2.40               $10.36             21,515              $10.19
 14.13 - 16.50              79,326              3.05                15.77             31,666               15.65
 16.75 - 20.25             137,700              5.18                17.74              8,752               18.23
 27.75 - 33.00             215,900              7.32                29.39              5,001               27.75
                           -------                                                    ------
$ 8.25 - 33.00             460,814              5.65               $22.41             66,934              $15.14
                           =======                                                    ======

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Stock option and stock bonus plans: (continued)

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company will not adopt the fair value method of accounting for employee stock-based compensation but will instead comply with the pro forma disclosure requirements. The fair value method of the Company's stock options was estimated using the Black-Scholes option pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options. The fair value of the Company's stock options was estimated using the following weighted-average assumptions:




                                                             1997          1996
                                                             ----          ----
     Expected life (in years)                                   7             7
     Volatility                                                38%           38%
     Risk-free interest rate                                 6.54%         6.64%
     Dividend yield                                            .5%           .6%




     The weighted-average estimated fair value of stock options granted during fiscal 1997 and 1996 was $15.30 and $12.61 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:

     Years Ended July 31, (in thousands, except per share amounts)   1997        1996
                                                                     ----        ----

     Net income
          As reported                                               $20,090     $13,065
          Pro forma                                                 $19,847     $13,029
     Net income per share
          As reported                                               $  1.58     $  1.04
          Pro forma                                                 $  1.56     $  1.04




     Because SFAS 123 is applicable only to options granted subsequent to July 31, 1995, its pro forma effect will not be fully reflected until approximately 2000.

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Profit sharing retirement plan:

     The Company has a qualified Profit Sharing Retirement Plan for the benefit of eligible employees. The plan provides that the Company shall make contributions from current or accumulated earnings as determined by the Board of Directors. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. Profit sharing expense amounted to $900,000 in 1997, $700,000 in 1996 and $700,000 in 1995.

     The Company has 401(K) plans under which employees can contribute up to 15% of their annual base income, not to exceed the maximum amount allowable under the Internal Revenue Code in any one calendar year.

10.  Interest:

     Total interest incurred amounted to $779,000, $1,002,000, and $988,000 in 1997, 1996 and 1995, respectively, of which $172,000 in 1997, $170,000 in
     1996 and $176,000 in 1995 was capitalized.

11.  Income taxes:

     The components of the provision for income taxes are as follows:

                                                                                            July 31
                                                                 -------------------------------------------------------------
                                                                     1997                     1996                     1995
                                                                 -----------               ----------               ----------
     Current income taxes:
      Federal                                                    $ 7,495,000               $3,757,000               $2,795,000
      State and foreign                                            2,289,000                  307,000                  617,000
                                                                 -----------               ----------               ----------
                                                                   9,784,000                4,064,000                3,412,000
                                                                 -----------               ----------               ----------
     Deferred income taxes (benefit):
      Federal                                                     (2,594,000)                 187,000                  291,000
      State and foreign                                             (559,000)                 (10,000)                 (36,000)
                                                                 -----------               ----------               ----------
                                                                  (3,153,000)                 177,000                  255,000
                                                                 -----------               ----------               ----------
                                                                 $ 6,631,000               $4,241,000               $3,667,000
                                                                 ===========               ==========               ==========

     The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

                                                                                             July 31
                                                                 -------------------------------------------------------------
                                                                     1997                      1996                     1995
                                                                 -----------                ---------                ---------

     Unrealized equity gain/loss                                 $(1,642,000)               $(369,000)               $ 493,000
     Capitalized software                                           (494,000)                  26,000                  151,000
     Depreciation                                                    264,000                  598,000                  306,000
     Bad debts                                                        23,000                  (59,000)                  17,000
     Inventory valuation                                            (379,000)                 (78,000)                 (42,000)
     Benefit plans                                                    (6,000)                (175,000)                (486,000)
     Net operating loss carryforwards                               (368,000)
     Other items, net                                               (551,000)                 234,000                 (184,000)
                                                                 -----------                ---------                ---------
                                                                 $(3,153,000)               $ 177,000                $ 255,000
                                                                 ===========                =========                =========

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Income taxes: (continued)

     Income (loss) before income taxes from domestic and foreign operations is as follows:

                                                                                   July 31
                                                             ------------------------------------------------------
                                                                1997                 1996                  1995
                                                             -----------          -----------           -----------
     Domestic                                                $27,382,000          $19,951,000           $17,942,000
     Foreign                                                     609,000           (3,791,000)           (1,051,000)
                                                             -----------          -----------           -----------
                                                             $27,991,000          $16,160,000           $16,891,000
                                                             ===========          ===========           ===========


     The components of the deferred tax assets and liabilities are as follows:

                                                                      Deferred Tax                  Deferred Tax
                                                                         Assets                     Liabilities
                                                                      ------------                  ------------
     July 31, 1997
     -------------
     Depreciation                                                                                    $3,476,000
     Bad debt allowance                                               $   181,000
     Capitalized interest and other costs                                 343,000                       465,000
     Inventory                                                          1,992,000
     Warranty                                                             847,000
     Benefit plans                                                      1,346,000
     Lease transactions                                                   645,000
     Unrealized equity gain/loss                                        2,275,000                     1,494,000
     Capitalized software                                                                             1,384,000
     Net operating loss carryforwards                                     870,000
     Miscellaneous                                                        634,000
                                                                      -----------                    ----------
                                                                        9,133,000                     6,819,000
     Valuation allowance                                               (1,592,000)
                                                                      -----------                    ----------
                                                                      $ 7,541,000                    $6,819,000
                                                                      ===========                    ==========
     July 31, 1996
     -------------
     Depreciation                                                                                    $3,212,000
     Bad debt allowance                                               $   204,000
     Capitalized interest and other costs                                 156,000                       473,000
     Inventory                                                          1,613,000
     Warranty                                                             659,000
     Benefit plans                                                      1,340,000
     Lease transactions                                                   710,000
     Unrealized equity gain/loss                                          828,000                     1,689,000
     Capitalized software                                                                             1,878,000
     Net operating loss carryforwards                                   2,630,000
     Alternative minimum tax credit
       carryforwards                                                      511,000
     Miscellaneous                                                        401,000
                                                                      -----------                    ----------
                                                                        9,052,000                     7,252,000
     Valuation allowance                                               (4,231,000)
                                                                      -----------                    ----------
                                                                      $ 4,821,000                    $7,252,000
                                                                      ===========                    ==========

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Income taxes:  (continued)

     Included in prepaid expenses and other current assets is $4,577,000 and $2,401,000 of current deferred tax assets at July 31, 1997 and 1996, respectively.


     A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

                                                       Year Ended July 31,
                                                 ------------------------------
                                                 1997         1996         1995
                                                 ----         ----         ----
     U.S. federal statutory tax rate              35%          35%          35%
     Foreign sales corporation tax benefit        (2)          (3)          (3)
     State income taxes, net of
      federal tax benefit                          2            2            1
     Tax exempt interest                          (4)          (8)          (8)
     Net losses of foreign
      subsidiaries not taxed                                    7
     General business credit utilized             (1)          (3)          (1)
     Alternative minimum tax                      (2)          (3)
     Other items, net                             (4)          (1)          (2)
                                                  --           --           --
     Effective tax rate                           24%          26%          22%
                                                  ==           ==           ==


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

     One of the Company's domestic subsidiaries has a net operating loss carryforward of approximately $2,200,000 expiring in 2009.

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Quarterly results of operations (unaudited):

     The following is a summary of unaudited quarterly results of operations for the years ended July 31, 1997 and 1996.

                                         Total                     Net                       Earnings
                                       revenues                  income                     per share
                                       --------                  ------                     ---------

       1997
     quarters
     --------
     First                           $ 59,474,000             $ 3,934,000                     $ .31

     Second                            61,731,000               4,579,000                       .36

     Third                             64,170,000               5,207,000                       .41

     Fourth                            71,354,000               6,370,000                       .50
                                     ------------             -----------                     -----

       Total                         $256,729,000             $20,090,000                     $1.58
                                     ============             ===========                     =====

       1996
     quarters
     --------
     First                           $ 46,478,000             $ 1,359,000                     $ .11

     Second                            53,146,000               2,000,000                       .16

     Third                             60,486,000               3,762,000                       .30

     Fourth                            70,350,000               5,944,000                       .47
                                     ------------             -----------                     -----

       Total                         $230,460,000             $13,065,000                     $1.04
                                     ============             ===========                     =====

13.  Transactions with major customers and industries:

     One export customer accounted for approximately $41,000,000 or 17%, of total product, service, engineering and licensing revenue in 1997. Another export customer accounted for approximately $30,000,000 or 14% and $27,700,000 or 14% of total product, service, engineering and licensing revenue in 1996 and 1995, respectively. Of the total product, service, engineering and licensing revenue, one domestic customer accounted for approximately $20,000,000 or 8%, in 1997. Another domestic Customer accounted for approximately $18,800,000 or 9% and $20,100,000 or 10% in 1996 and 1995, respectively.

     The Company's ten largest customers accounted for approximately 57% of product, service, engineering, and licensing revenue during fiscal 1997.


     Medical Technology Products, consisting primarily of electronic subsystems for medical imaging equipment, accounted for approximately 73% of product, service, engineering, and licensing revenue in fiscal 1997.

                      ANALOGIC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


14.  Supplemental disclosure of cash flow information:

     During fiscal years 1997, 1996 and 1995, interest paid amounted to $745,000, $970,000 and $1,371,000, respectively.

     Income taxes paid during fiscal years 1997, 1996 and 1995 amounted to $8,103,000, $3,040,000 and $2,802,000, respectively.

15.  Fair value of financial instruments:

     The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The Company believes similar terms for mortgage and other notes payable would be attainable. The fair value of marketable securities are estimated based on quoted market prices for these securities.

16.  Foreign Operations

     Financial information relating to the Company's foreign and domestic operations for fiscal years 1997, 1996, and 1995 are as follows:

     FY 1997                                    Foreign           Domestic               Total
     -------                                  -----------       ------------          ------------
     Revenue                                  $25,697,000       $231,032,000          $256,729,000
     Income from operations                       609,000         31,498,000            32,107,000
     Identifiable assets                       20,370,000        261,989,000           282,359,000

     FY 1996
     -------
     Revenue                                 $26,377,000        $204,083,000          $230,460,000
     Income (loss) from operations            (3,791,000)         20,772,000            16,981,000
     Identifiable assets                      23,891,000         241,271,000           265,162,000

     FY 1995
     -------
     Revenue                                 $31,522,000        $177,305,000          $208,827,000
     Income (loss) from operations            (1,051,000)         16,206,000            15,155,000
     Identifiable assets                      29,313,000         230,885,000           260,198,000

                      ANALOGIC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


              Column A                      Column B                   Column C              Column D       Column E      Column F
----------------------------------         ----------       ---------------------------    ------------    ----------    ----------

                                                             Additions
                                                            charged to        Additions
                                           Balance at       profit and         charged      Deductions                     Balance
                                           beginning          loss or         to other         from                         at end
            Description                    of period          income          accounts       reserves      Recoveries     of period
----------------------------------         ----------       ----------  ----------------   ------------    ----------    ----------

Year ended July 31, 1997
  Allowance for doubtful accounts          $1,426,000       $  252,000                     $  (308,000)                  $1,370,000
  Deferred tax valuation allowance          4,231,000                                       (2,639,000)                   1,592,000



Year ended July 31, 1996:
  Allowance for doubtful accounts          $1,361,000       $  185,000                     $  (120,000)                  $1,426,000
  Deferred tax valuation allowance          1,491,000        3,720,000                        (980,000)                   4,231,000



Year ended July 31, 1995:
  Allowance for doubtful accounts          $1,339,000       $  188,000                     $  (166,000)                  $1,361,000
  Deferred tax valuation allowance          1,384,000          107,000                                                    1,491,000

                                INDEX TO EXHIBITS


                   TITLE                                     INCORPORATED BY REFERENCE TO
                   -----                                     ----------------------------


3.1         Restated Articles of Organization,              Exhibit 3.1 to the Company's Annual Report
            as amended March 15, 1988                       on Form 10-K for the fiscal year ended
                                                            July 31, 1988

3.2         By-laws, as amended January 27,                 Exhibit 3.2 to the Company's Annual Report
            1988                                            on Form 10-K for the fiscal year ended
                                                            July 31, 1988

10.1        Lease dated March 5, 1976 from                  Exhibit 6(e) to the Company's Registration
            Bernard M. Gordon to Analogic                   Statement on Form S-14 (File No. 2-61959)

10.2        Amendment of Lease dated                        Exhibit to the Company's Report on Form 8-K
            May 1, 1977 between Bernard M.                  dated May 1, 1977
            Gordon and Analogic

10.3        Lease dated January 16, 1976                    Exhibit to the Company's Annual Report on
            from Bernard M. Gordon to Data                  Form 10-K for the fiscal year ended
            Precision Corporation and                       July 31, 1977
            related Assignment of Lease
            dated October 31, 1979 from
            Data Precision Corporation to
            Analogic

10.4 (a)    Lease dated October 31, 1977                    Exhibit 6(d) to the Company's Registration
            from Audubon Realty, Ltd.                       Statement on Form S-14 (File No. 2-61959)
            to Data Precision Corporation
            and related letter agreement
            dated January 18, 1978

     (b)    Amendment of Lease dated                        Exhibit I to the Company's Annual Report
            June 19, 1979 between Audubon                   on Form 10-K for the fiscal year ended
            Realty, Ltd. and Analogic                       July 31, 1982

     (c)    Third Amendment of Lease dated                  Exhibit to the Company's Annual Report
            August 2, 1982                                  on Form 10-K for the fiscal year ended
                                                            July 31, 1982

     (d)    Fourth Amendment of Lease dated                 Exhibit 19.1 to Quarterly Report on Form
            December 31, 1982                               10-Q for the three months
                                                            ended January 31, 1983

10.5  (a)    Lease dated March 16, 1981 from                 Exhibit II to the Company's Quarterly
             Audubon Realty Ltd. to Analogic                 Report on Form 10-Q for the three months
                                                             ended April 30, 1981

      (b)    Amendment of Lease dated                        Exhibit to the Company's Annual Report
             October 31, 1984                                on Form 10-K for the fiscal year ended
                                                             July 31, 1985

10.6         Land Disposition Agreement by and               Exhibit to the Company's Annual Report
             between City of Peabody Community               on Form 10-K for the fiscal year ended
             Development Authority and Analogic              July 31, 1981
             Corporation

10.7         Loan Agreement among the City of                Exhibit to the Company's Annual Report
             Peabody, its Community Develop-                 on Form 10-K for the fiscal year ended
             ment Authority, and Analogic                    July 31, 1981
             Corporation

10.8         Amendments to Urban Development                 Exhibit 10.13 to the Company's Annual
             Action Grant Agreement dated                    Report on Form 10-K for the fiscal year
             August 28, 1986 and September 30,               ended July 31, 1986
             1986

10.9         Promissory Note of Analogic payable             Exhibit to the Company's Annual Report
             to Peabody Community Development                on Form 10-K for the fiscal year ended
             Authority                                       July 31, 1981

10.10 (a)    Stockholder Agreement as of July 9,             Exhibits to the Company's Report on
             1986 by and among Siemens AG,                   Form 8-K dated July 31, 1986
             SCC, and Analogic including the
             following exhibits thereto

      (b)    Development Agreement dated as of
             July 28, 1986 between Siemens AG                                "
             and Medical Electronics
             Laboratories, Inc.

      (c)    Manufacturing Agreement dated
             as of July 28, 1986 between                                     "
             Analogic and Medical Electronics
             Laboratories, Inc.

      (d)    License Agreement dated as of
             July 28, 1986 between Analogic                                  "
             and Medical Electronics
             Laboratories, Inc.

      (e)    License Agreement I dated as                    Exhibits to the Company's Report on of
             July 28, 1986 between                           Form 8-K dated July 31, 1986
             Siemens AG and Medical
             Electronics Laboratories, Inc.

      (f)    License Agreement II dated as
             of July 28, 1986 between                                       "
             Siemens AG and Medical
             Electronics Laboratories, Inc.


      (g)    Sublease dated as of
             July 28, 1986 between Analogic                                 "
             as sublessor and Medical
             Electronics Laboratories, Inc.
             as sublessee

10.11        Stock Purchase Agreement as of                  Exhibit 10.11 to the Company's Annual
             March 11, 1988 by and among                     Report on Form 10-K for fiscal year
             Siemens AG, SCC, SMS, MEL,                      ended July 31, 1988
             and Analogic

10.12 (a)    Anamass Partnership Agree-                      Exhibit 10.12(a) to the Company's Annual
             ment dated as of July 5,                        Report on Form 10-K for fiscal year ended
             1988 between Ana/dventure                       July 31, 1988
             Corporation and Massapea,
             Inc.

      (b)    Ground Lease Agreement                          Exhibit 10.12(b) to the Company's Annual
             dated July 5, 1988 between                      Report on Form 10-K for fiscal year ended
             Analogic and Anamass                            July 31, 1988 Partnership

      (c)    Equity Infusion Agreement                       Exhibit 10.12(c) to the Quarterly Report
                                                             on Form 10-Q for the three months ended
                                                             January 31, 1991

      (d)    Resolution Agreement                            Exhibit 10.12(d) to the Company's Annual
             dated July 31, 1991 and                         Report on Form 10-K for fiscal year ended
             ratified on August 8, 1991                      July 31, 1991.

10.13        Key Employee Stock Option Plan                  Exhibit 10.7 to the Company's Annual Report
             dated April 21, 1978, as amended                on Form 10-K for the fiscal year ended
             and restated December 4, 1981,                  July 31, 1987
             and further amended on October
             9, 1984 and January 28, 1987

10.14        Key Employee Stock Option Plan                  Exhibit 10.8 to the Company's Annual Report
             dated August 8, 1980, as amended                on Form 10-K for the fiscal year ended
             and restated December 4, 1981,                  July 31, 1987
             and further amended on October
             9, 1984 and January 28, 1987

10.15(a)  Analogic Corporation Profit           Exhibit 6(c) to the Company's Registration
          Sharing Plan dated July 26, 1977      Statement on Form S-14 (File No. 2-61959)


     (b)  Amendments 2,3,4 and 5 to said        Exhibit 10.10(b) to the Company's Annual
          Profit Sharing Plan                   Report on Form 10-K for the fiscal year
                                                ended July 31, 1980

     (c)  Restated Analogic Corporation         Exhibit 10.9(c) to the Company's Annual
          Profit Sharing Plan dated             Report on Form 10-K for the year ended
          July 31, 1985 and Amendment           July 31, 1985
          No. 1 thereto dated August 20,
          1985

10.16     Key Employee Stock Bonus Plan         Exhibit A to definitive proxy statement
          dated March 14, 1983, as              for the Company's Special Meeting in
          amended on January 27, 1988           lieu of Annual Meeting of Stockholders
                                                held January 25, 1984 (File No. 33-27372)

10.17     Key Employee Incentive Stock          Exhibit 10.15 to the Company's Annual
          Option Plan dated March 14, 1983,     Report on Form 10-K for the fiscal year
          as amended and restated on            ended July 31, 1987 (File No. 2-95091)
          January 28, 1987

10.18     1985 Non-Qualified Stock Option       Exhibit 10.19 to the Company's Annual
          Plan dated May 13, 1985               Report on Form 10-K for the fiscal year
                                                ended July 31, 1985 (File No. 33-6835)

10.19     Employee Qualified Stock Purchase     Exhibit G to the Company's definitive
          Purchase Plan dated January 22,       proxy statement dated December 9, 1985
          1986                                  for the Company's Special Meeting in
                                                lieu of Annual Meeting of Stockholders
                                                held January 22, 1986 (File No. 33-5913)

10.20     Proposed 1988 Non-Qualified           Exhibit 10.20 to the Company's Annual
          Stock Option Plan for Non-            Report on Form 10-K for the fiscal year
          Employee Directors                    ended July 31, 1988 (File No. 33-27372)

10.21     Form of Indemnification               Exhibit 10.19 to the Company's Annual
          Contract                              Report on Form 10-K for the fiscal year
                                                ended July 31, 1987

10.22     Agreement and Plan of Merger          Exhibit 10.22 to the Company's Annual
          between SKY COMPUTERS, Inc.,          Report on Form 10-K for the fiscal year
          and Analogic Corporation              ended July 31, 1992

10.23(a)  Agreement between B&K Medical        Exhibits to the Company's Report on
          Holding A/S and Analogic             Form 8-K dated December 18, 1992
          Corporation dated October 20,
          1992

     (b)  Addendum dated December 11,
          1992 to Agreement between B&K                       "
          Medical Holding A/S and
          Analogic Corporation dated
          October 20, 1992

     (c)  Shareholders Agreement between
          B&K Medical Holding A/S and                         "
          Analogic Corporation dated
          December 11, 1992

10.24     Key Employee Incentive Stock         Exhibit A to the Company's definitive
          Option Plan dated June 11, 1993      Proxy Statement dated December 1, 1993
                                               for the Company's Annual Meeting of
                                               Stockholders held January 21, 1994
                                               (File No. 33-53381)

10.25     Non-Qualified Stock Option Plan      Exhibit A to the Company's definitive
          for Non-Employee Directors dated     Proxy Statement dated December 2, 1996
          January 31, 1997.                    for the Company's annual meeting of
                                               stockholders held January 24, 1997.

                                    EXHIBITS


                        TITLE
                        -----


21.          List of Subsidiaries

23.          Consent of Coopers & Lybrand, L.L.P.

27.          Financial Data Schedule