Form 10-Q
period 1997-10-31
ANALOGIC CORP
filed 1997-12-09
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          October 31, 1997

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


                                (978) 977-3000
           (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at October 31, 1997 was 12,593,461



                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     October 31, 1997 and July 31, 1997                            3

     Consolidated Condensed Statements of Income
     Three Months Ended October 31, 1997 and 1996                  4

     Consolidated Condensed Statements of Cash Flows
     Three Months Ended October 31, 1997 and 1996                  5

     Notes to Consolidated Condensed Financial Statements          6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         7 - 8



Part II Other Information                                        9 - 10

     Index to Exhibits                                             11

     Exhibit 11 - Calculation of Earnings per Share                12



























                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)

                                                 October 31,     July 31,*
                                                    1997           1997
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 22,568       $ 24,954
   Marketable securities, at market                 94,483         89,496
   Accounts and notes receivable, net               48,578         52,638
   Inventories                                      52,108         47,800
   Prepaid expenses and other current assets         7,317          6,714
      Total current assets                         225,054        221,602

 Property, plant and equipment, net                 49,028         48,247
 Investments in and advances to affiliated
   companies                                         5,982          7,095
 Excess of cost over acquired net assets,
   net of accumulated amortization                     149            171

 Other assets, including unamortized software
   costs (1998, $4,218; 1997, $4,437)                4,781          5,244
                                                  $284,994       $282,359


































                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (000 omitted)

                                                  October 31,    July, 31*
                                                     1997          1997
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    345       $    344
   Obligations under capital leases                    512            497
   Accounts payable, trade                          14,027         13,185
   Accrued employee compensation and benefits        8,714         11,654
   Accrued expenses                                  5,868          6,343
   Accrued income taxes                              3,668          3,449
   Accrued dividends payable                           630

      Total current liabilities                     33,764         35,472

 Long-term debt:
   Mortgage and other notes payable                  6,133          6,333
   Obligations under capital leases                  2,148          2,281

 Deferred income taxes                               3,871          3,854
 Minority interest in subsidiary                     5,547          5,538
 Excess of acquired net assets over cost, net
   of accumulated amortization                         503            665

 Stockholders' equity:
   Common stock, $.05 par                              692            692
   Capital in excess of par value                   22,766         22,916
   Retained earnings                               224,347        220,343
   Unrealized holding gains and losses               1,624          1,713
   Cumulative translation adjustments                 (865)        (1,617)
   Treasury stock, at cost                         (14,109)       (14,121)
   Unearned compensation                            (1,427)        (1,710)

      Stockholders' Equity                         233,028        228,216
                                                  $284,994       $282,359

* See note 2 of notes to consolidated condensed financial statements for further information.
The accompanying notes are an integral part of these financial statements.














                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                                  Three Months Ended
                                                       October 31,
Revenues:                                            1997      1996
  Product and service, net                         $54,523   $52,383
  Engineering and licensing                          4,163     2,363
  Other operating revenue                            3,735     3,404
  Interest and dividend income                       1,508     1,324
     Total revenues                                 63,929    59,474

Costs and expenses:
  Cost of sales:
     Product and service                            31,901    30,929
     Engineering and licensing                       4,364     1,899
     Other operating expenses                        1,725     1,628
  General and administrative                         4,906     4,282
  Selling                                            5,995     6,096
  Research and product development                   7,748     8,433
  Interest expense                                     108       216
  Gain on foreign exchange                             (68)     (150)
  Amortization of excess of acquired
   net assets over cost                               (161)     (161)
  Amortization of excess of cost
   over acquired net assets                             21        66
     Total cost of sales and expenses               56,539    53,238

Income from operations                               7,390     6,236

Gain on sale of marketable securities                  997
Equity in net loss of unconsolidated affiliates       (974)     (265)
Impairment on investment                              (400)

Income before income taxes and minority
  interest                                           7,013     5,971

Provision for income taxes                           2,370     1,966

Minority interest in net income of
  consolidated subsidiary                                9        71
Net income                                         $ 4,634   $ 3,934

Average common and common
  equivalent shares outstanding                     12,776    12,654

Earnings per common and common
  equivalent share                                   $0.36     $0.31

Dividends declared per share                         $0.05     $0.05

The accompanying notes are an integral part of these financial statements.





                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                      Three Months Ended
                                                           October 31,
                                                         1997      1996
CASH FLOWS FORM OPERATING ACTIVITIES:
  Net income                                           $ 4,634   $ 3,934
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                        2,265     1,507
     Amortization of capitalized software                  606       757
     Amortization of excess of cost over
      acquired net assets                                   21        66
     Amortization of excess of acquired net
      assets over cost                                    (161)     (161)
     Minority interest in net gain of
      consolidated subsidiaries                              9        71
     Compensation from stock grants                        156       165
     Gain on sale of equipment                              (1)       (6)
     Gain of sale of marketable securities                (997)
     Excess of equity in losses (income) of
      unconsolidated affiliates                            974       265
     Impairment on investment                              400
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                     4,060       461
       Inventories                                      (4,308)   (1,836)
       Prepaid expenses and other current assets          (603)     (333)
       Other assets                                        (18)       68
      Increase (decrease) in liabilities:
       Accounts payable, trade                             842     2,216
       Accrued expenses and other current liabilities   (3,415)      185
       Accrued and deferred income taxes                   236     1,291
       Accrued dividends payable                           630       625
  TOTAL ADJUSTMENTS                                        696     5,341
  NET CASH PROVIDED BY OPERATING ACTIVITIES              5,330     9,275




















                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                      Three Months Ended
                                                           October 31,
                                                         1997      1996
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (3,046)   (1,194)
  Capitalized software                                    (386)     (253)
  Purchases of marketable securities                   (10,631)   (2,463)
  Maturities of marketable securities                    5,555     1,000
  Proceeds from sale of property, plant and equipment        1         7
  Proceeds from sales of marketable securities             997
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (7,510)   (2,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of overdraft facility                                 (3,295)
  Payments on debt and capital lease obligations          (317)     (302)
  Issuance (cancellation) of common stock pursuant
   to stock options and employee stock purchase plan       (11)       90
  Dividends declared to shareholders                      (630)     (625)
  NET CASH USED BY FINANCING ACTIVITIES                   (958)   (4,132)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                  752      (357)
  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS    (2,386)    1,883
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          24,954    18,040
CASH AND CASH EQUIVALENTS, END OF PERIOD               $22,568   $19,923

The accompanying notes are an integral part of these financial statements.





























                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of October 31, 1997 and July 31, 1997, the results of its operations for the three months ended October 31, 1997 and 1996 and statements of cash flows for the three months then ended. The results of the operations for the three months ended October 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1998.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

2. Financial statements, with the exception of the July 31, 1997 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 1997 contains data derived from audited financial statements.

3. The inventories as of October 31, 1997 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                        October 31,          July 31,
                                           1997                1997
          Raw materials                 $20,824,000         $19,166,000
          Work-in-process                19,963,000          18,381,000
          Finished goods                 11,321,000          10,253,000
                                        $52,108,000         $47,800,000

4. Total interest expense, amounted to $146,000 of which $38,000 was capitalized during the three months ended October 31, 1997. Interest paid amounted to $108,000 and $216,000 during the three months ended October 31, 1997 and 1996, respectively.

5. Income taxes paid during the three months ended October 31, 1997 and 1996 amounted to $1,425,000 and $702,000, respectively.

6. The Company declared a dividend of $.05 per common share on October 9, 1997, payable on November 6, 1997 to shareholders of record on October 23, 1997.














                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 6.7 to 1 at October 31, 1997 compared to 6.2 to 1 at July 31, 1997. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 74% of current assets at October 31, 1997. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.22 to 1 at October 31, 1997 compared to
0.24 to 1 at July 31, 1997.

Capital expenditures totaled approximately $3,046,000 during the three months ended October 31, 1997.


RESULTS OF OPERATIONS
Three Months Fiscal 1998 (10/31/97) vs. Three Months Fiscal 1997 (10/31/96)

Product, service, engineering and licensing revenues for the three months ended October 31, 1997 were $58,686,000 as compared to $54,746,000 for the same period last year. The increase of $3,940,000 was due to an increase in sales of Medical Technology Products of $2,490,000 (primarily due to sales of the new Computed Tomography (CT) Scanner and Ultrasound systems for the Company's Danish subsidiary, B&K), Signal Processing Technology Products of $1,151,000 (primarily from the digital imaging DASM-Rx product family for picture archiving and communications systems) and Industrial Technology Products of $299,000. Other operating revenue of $3,735,000 and $3,404,000 represents revenue from the Hotel operation for the three months ending October 31, 1997 and 1996, respectively.

The percentage of total cost of sales to total net sales for the three months of fiscal 1998 and fiscal 1997 were 62% and 60%, respectively. The increase was primarily due to the engineering portion of cost of sales reflecting higher than anticipated costs on engineering projects. Operating costs associated with the Hotel during the three months of fiscal 1998 and 1997 were $1,725,000 and $1,628,000, respectively.

General and administrative and selling expenses increased $523,000 primarily due to increases in the bad debt reserve. Research and product development expenses decreased $685,000 primarily due to lower amortization of capitalized computer software costs and improved efficiencies within the Company.

Computer software costs of $386,000 and $366,000 were capitalized in the first three months of fiscal 1998 and 1997, respectively. Amortization of capitalized software amounted to $605,000 and $776,000 in the first three months of fiscal 1998 and 1997, respectively.






                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Three Months Fiscal 1998 (10/31/97) vs. Three Months Fiscal 1997 (10/31/96) (continued)

The Company's share of losses of a privately held company amounted to $538,000 and $265,000 during the first quarter of fiscal 1998 and 1997, respectively.

During the first quarter of fiscal 1998, the Company's investment in Analogic Scientific was decreased by $575,000, reflecting the Company's share of Analogic Scientific's equity.

During the first quarter of fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000.

During the first quarter of fiscal 1998, the Company recorded a reserve of $400,000, reflecting a partial impairment of its 19% investment in a privately held company.

Net income for the three months ended October 31, 1997 was $4,634,000 or $.36 per share as compared with $3,934,000 or $.31 per share for the same period last year.


































                   ANALOGIC CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit No. 11 - Calculation of earnings per share.

(b) During the quarter ended October 31, 1997, the Company did not file any reports on Form 8-K.

















































                   ANALOGIC CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date     December 8, 1997     /s/ Bernard M. Gordon
                                  Bernard M. Gordon
                                  Chairman of the Board
                                  Chief Executive Officer




Date     December 8, 1997     /s/ John A. Tarello
                                  John A. Tarello
                                  Senior Vice President

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

                                                  Three Months Ended
                                                      October 31,
                                                    1997       1996
PRIMARY:
Net Income                                       $4,634,000 $3,934,000

Average shares outstanding                       12,598,468 12,498,908

Add:  Incremental shares to
      reflect dilutive stock
      options deemed common
      stock equivalents.
      (Computed by treasury
      stock method.)                                177,244    155,020

Common and common equivalent
  shares outstanding                             12,775,712 12,653,928

Earnings per share                                     $.36       $.31

ASSUMING FULL DILUTION:
Net Income                                       $4,634,000 $3,934,000

Average shares outstanding                       12,598,468 12,498,908

Add:  Incremental shares due to
      the effect of common stock
      equivalents - this assumes
      that proceeds from shares
      sold under dilutive stock
      options (using quarter end
      market price to determine
      proceeds where such price
      was in excess of average
      quarterly prices) were
      used to purchase treasury
      stock.                                        174,124    153,503

Average common shares
  outstanding                                    12,772,592 12,652,411

Earnings per share                                     $.36       $.31