Form 10-Q
period 1998-01-31
ANALOGIC CORP
filed 1998-03-10
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          January 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at January 31, 1998 was 12,603,337.

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     January 31, 1998 and July 31, 1997                          3 - 4

     Consolidated Condensed Statements of Income
     Three and Six Months Ended January 31, 1998 and 1997          5

     Consolidated Condensed Statements of Cash Flows
     Six Months Ended January 31, 1998 and 1997                  6 - 7

     Notes to Consolidated Condensed Financial Statements        8 - 9

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                        10 - 13



Part II Other Information                                       14 - 15

     Index to Exhibits                                            14

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)

                                                 January 31,     July 31,*
                                                    1998           1997
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 26,069       $ 24,954
   Marketable securities, at market                 89,542         89,496
   Accounts and notes receivable, net               53,011         52,638
   Inventories                                      55,047         47,800
   Prepaid expenses and other current assets         6,788          6,714
      Total current assets                         230,457        221,602

 Property, plant and equipment, net                 50,212         48,247
 Investments in and advances to affiliated
   companies                                         6,247          7,095
 Excess of cost over acquired net assets,
   net of accumulated amortization                                    171

 Other assets, including unamortized software
   costs (1998, $4,030; 1997, $4,437)                4,882          5,244
      TOTAL ASSETS                                $291,798       $282,359

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                             (000 omitted)

                                                 January 31,     July 31,*
                                                    1998           1997
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    347       $    344
   Obligations under capital leases                    527            497
   Accounts payable, trade                          14,450         13,185
   Accrued employee compensation and benefits       10,448         11,654
   Accrued expenses                                  7,416          6,343
   Accrued income taxes                              2,897          3,449
   Accrued dividends payable                           756
      Total current liabilities                     36,841         35,472

 Long-term debt:
   Mortgage and other notes payable                  6,083          6,333
   Obligations under capital leases                  2,010          2,281

 Deferred income taxes                               3,889          3,854
 Minority interest in subsidiaries                   4,690          5,538
 Excess of acquired net assets over cost, net
   of accumulated amortization                         386            665

 Stockholders' equity:
   Common stock, $.05 par                              692            692
   Capital in excess of par value                   22,866         22,916
   Retained earnings                               229,273        220,343
   Unrealized holding gains and losses               2,074          1,713
   Cumulative translation adjustments               (1,740)        (1,617)
   Treasury stock, at cost                         (13,981)       (14,121)
   Unearned compensation                            (1,285)        (1,710)
      Stockholders' Equity                         237,899        228,216
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $291,798       $282,359

* See note 2 of notes to consolidated condensed financial statements for further information.
  The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                    Three Months Ended  Six Months Ended
                                        January 31,       January 31,
Revenues:                             1998      1997      1998      1997
  Product and service, net          $63,463   $54,262   $117,986  $106,646
  Engineering and licensing           4,260     3,843      8,423     6,205
  Other operating revenue             2,475     2,241      6,210     5,645
  Interest and dividend income        1,450     1,385      2,958     2,708
Total revenues                       71,648    61,731    135,577   121,204

Costs and expenses:
  Cost of sales:
   Product and service               36,439    30,950     68,340    61,879
   Engineering and licensing          3,088     2,586      7,453     4,485
   Other operating expenses           1,410     1,369      3,135     2,997
  General and administrative          5,151     4,475     10,057     8,757
  Selling                             6,497     6,461     12,492    12,558
  Research and product development    9,267     9,173     17,014    17,606
  Interest expense                      120       132        228       347
  Gain on foreign exchange              (53)     (187)      (121)     (338)
  Amortization of excess of
   acquired net assets over cost       (117)     (161)      (278)     (322)
  Amortization of excess of cost
   over acquired net assets             (21)       66                  132
Total cost of sales and expenses     61,781    54,864    118,320   108,101

Income from operations                9,867     6,867     17,257    13,103

Gain on sale of marketable
  securities                                                 997
Equity in net loss
  of unconsolidated affiliates         (686)     (338)    (1,661)     (603)
Impairment of investment                                    (400)

Income before income taxes
 and minority interest                9,181     6,529     16,193    12,500

Provision for income taxes            3,148     1,921      5,518     3,887

Minority interest in net income
  of consolidated subsidiary            352        29        360       100
Net income                          $ 5,681   $ 4,579   $ 10,315  $  8,513

Shares outstanding - basic           12,598    12,511     12,598    12,505
Shares outstanding - diluted         12,760    12,687     12,770    12,671
Earnings per share - basic          $  0.45   $  0.37   $   0.82  $   0.68
Earnings per share - diluted        $  0.45   $  0.36   $   0.81  $   0.67

Dividends declared per common share $  0.06   $  0.05   $   0.11  $   0.10

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                        Six Months Ended
                                                           January 31,
                                                         1998      1997
CASH FLOWS FROM OPERATION ACTIVITIES:
  Net income                                           $10,315   $ 8,513
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                        4,217     3,037
     Amortization of capitalized software                1,196     1,558
     Amortization of excess of cost over
      acquired net assets                                            132
     Amortization of excess of acquired net
      assets over cost                                    (278)     (322)
     Minority interest in net profit of
      consolidated subsidiary                              360       100
     Compensation from stock grants                        246       301
     Gain on sale of equipment                              (4)      (45)
     Gain on sale of marketable securities                (997)
     Excess of equity in net losses of
      unconsolidated affiliates                          1,661       603
     Impairment of investment                              400
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                      (373)    4,604
       Inventories                                      (7,247)   (1,628)
       Prepaid expenses and other current assets           (74)      (29)
       Other assets                                        (18)      154
      Increase (decrease) in liabilities:
       Accounts payable, trade                           1,265    (1,131)
       Accrued expenses and other current liabilities   (1,123)     (854)
       Accrued and deferred income taxes                  (517)     (694)
       Accrued dividends payable                           756
  TOTAL ADJUSTMENTS                                       (530)    5,786
  NET CASH PROVIDED BY OPERATING ACTIVITIES              9,785    14,299

                   ANALOGIC CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)
                                (UNAUDITED)
                               (000 omitted)

                                                        Six Months Ended
                                                           January 31,
                                                         1998      1997
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (6,331)   (2,988)
  Capitalized software                                    (789)     (629)
  Purchases of marketable securities                   (14,980)   (8,005)
  Maturities of marketable securities                   15,295     6,077
  Proceeds from sale of property, plant and equipment      153        47
  Proceeds from sales of marketable securities             997
  Investments in and advances to affiliated companies   (1,240)
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (6,895)   (5,498)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of overdraft facility                                 (3,225)
  Payments on debt and capital lease obligations          (487)     (538)
  Purchase of common stock of majority owned subsidiary
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                        220       575
  Dividends declared to shareholders                    (1,385)     (625)
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (1,652)   (3,813)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (123)   (1,364)
  NET INCREASE IN CASH AND CASH EQUIVALENTS              1,115     3,624
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          24,954    18,040
CASH AND CASH EQUIVALENTS, END OF PERIOD               $26,069   $21,664

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of January 31, 1998 and July 31, 1997, the results of its operations for the three and six months ended January 31, 1998 and 1997 and statement of cash flows for the six months then ended. The results of the operations for the three and six months ended January 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1998.

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

3. The inventories as of January 31, 1998 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                        January 31,          July 31,
                                           1998                1997
          Raw materials                 $22,516,000         $19,166,000
          Work-in-process                21,032,000          18,381,000
          Finished goods                 11,499,000          10,253,000
                                        $55,047,000         $47,800,000

4. Total interest expense, amounted to $301,000 of which $73,000 was capitalized during the six months ended January 31, 1998. Interest paid amounted to $232,000 and $409,000 during the six months ended January 31, 1998 and 1997, respectively.

5. Income taxes paid during the six months ended January 31, 1998 and 1997 amounted to $5,277,000 and $4,616,000, respectively.

6. The Company declared a dividend of $.05 per common share on October 9, 1997, payable on November 6, 1997 to shareholders of record on October 23, 1997. On January 23, 1998, the Company declared a $.06 dividend per common share, payable on February 20, 1998 to shareholders of record on February 6, 1998.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

7. In its fiscal quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share. Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table indicates the number of shares utilized in the earnings per share calculations for the three and six month periods ending January 31, 1998 and 1997, respectively.

                                 Three Months Ended    Six Months Ended
                                    January 31,           January 31,
                                   1998       1997       1998       1997
     Net Income                  $5,681,000 $4,579,000 $10,315,000 $8,513,000

     Shares outstanding-basic    12,598,478 12,511,396  12,598,339 12,505,152
     Effect of dilutive
     securities:
       Stock Options                161,659    175,825     171,887    165,423

     Shares outstanding-diluted  12,760,137 12,687,221  12,770,226 12,670,575

     Earnings per share-basic    $     0.45 $     0.37 $      0.82 $     0.68
     Earnings per share-diluted  $     0.45 $     0.36 $      0.81 $     0.67

8. As a result of the Company adopting FASB No. 128, the Company's reported comparative earnings per share for fiscal year 1997 were restated. The effect of the accounting change is represented as follows.

                                 Three Months Ended       Six Months Ended
                                   January 31, 1997       January 31, 1997

     Primary EPS as reported            $    0.36              $   0.67
     Effect of FASB No. 128                  0.01                  0.01
     Basic EPS as restated              $    0.37              $   0.68

     Fully diluted - EPS                $    0.36              $   0.67
     Effect of FASB No. 128                    -                     -
     Diluted EPS as restated            $    0.36              $   0.67

9. Certain financial statement items in the prior periods have been reclassed to conform with the current period presentation.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 6.3 to 1 at January 31, 1998 and July 31, 1997. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 73% of current assets at January 31, 1998. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.23 to 1 at January 31, 1998 and 0.24 to 1 at July 31, 1997.

Capital expenditures totaled approximately $6,331,000 during the six months ended January 31, 1998.


RESULTS OF OPERATIONS
Six Months Fiscal 1998 (01/31/98) vs. Six Months Fiscal 1997 (01/31/97)

Product, service, engineering and licensing revenues for the six months ended January 31, 1998 were $126,409,000 as compared to $112,851,000 for the same period last year, an increase of 12%. The increase of $13,558,000 was due to increased sales of Medical Technology Products of $11,780,000 (primarily due to sales of the new Computed Tomography (CT) Scanner and Ultrasound systems from the Company's Danish subsidiary, B-K), Industrial Technology Products of $1,231,000 (primarily due to increased demand of the Company's high frequency ATE boards), and Signal Processing Technology Products of $547,000. Other operating revenue of $6,210,000 and $5,645,000 represents revenue from the Hotel operation for the six months ending January 31, 1998 and 1997, respectively.

The percentage of total cost of sales to total net sales for the six months of fiscal 1998 and fiscal 1997 were 60% and 59%, respectively. The increase was primarily due to the engineering portion of cost of sales reflecting higher than anticipated costs on engineering projects. Operating costs associated with the Hotel during the six months of fiscal 1998 and 1997 were $3,135,000 and $2,997,000, respectively.

General and administrative and selling expenses increased by $1,234,000 primarily due to increases in the bad debt reserve and legal expenditures relating to patent filings. Research and product development expenses decreased $592,000 primarily due to lower amortization of capitalized computer software costs.

Computer software costs of $789,000 and $629,000 were capitalized in the first six months of fiscal 1998 and 1997, respectively. Amortization of capitalized software amounted to $1,196,000 and $1,558,000 in the first six months of fiscal 1998 and 1997, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Six Months Fiscal 1998 (01/31/98) vs. Six Months Fiscal 1997 (01/31/97) (continued)

A gain on foreign exchange of $121,000 was realized during the first six months of fiscal year 1998 versus a gain of $338,000 for the same period last year.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the six months ended January 31, 1998 amounted to $360,000 compared to $100,000 for the six months ended January 31, 1997.

The Company's share of losses of a privately held company amounted to $1,514,000 and $603,000 during the first six months of fiscal 1998 and 1997.

During the first six months of fiscal 1998, the Company's investment in another privately held company was increased by $428,000, reflecting the Company's share of its equity.

During the first six months of fiscal 1998, the Company's investment in Analogic Scientific was decreased by $575,000, reflecting the Company's share of Analogic Scientific's equity.

During the first six months of fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000.

During the first six months of fiscal 1998, the Company recorded a reserve of $400,000, reflecting a partial impairment of its 19% investment in another privately held company.

The effective tax rate for the first six months of fiscal 1998 and fiscal 1997 was 34% and 30%, respectively. The increase in the rate was primarily due to alternative minimum credit carryforwards utilized in fiscal 1997 not available in fiscal 1998; and no tax benefits applicable to equity in losses of unconsolidated subsidiaries were recorded in fiscal 1998.

Net income for the six months ended January 31, 1998 was $10,315,000 as compared to net income of $8,513,000 for the six month period ended January 31, 1997. Basic per-share earnings, or net income divided by weighted average common shares outstanding, were $0.82, up from $0.68. Diluted per-share earnings, or net income divided by weighted average common shares and potential new shares from stock options increased 21% to $0.81 from $0.67. Prior periods per share amounts have been restated to reflect the adoption of FASB No. 128 (See Notes 7 & 8 of Notes to Consolidated Condensed Financial Statements).

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Second Quarter Fiscal 1998 (01/31/98) vs. Second Quarter Fiscal 1997
(01/31/97)

Product, service, engineering and licensing revenues for the three months ended January 31, 1998 were $67,723,000 as compared to $58,105,000 for the same period last year, an increase of 17%. The increase of $9,618,000 was due to increased sales of Medical Technology Products of $9,290,000, (primarily due to sales of the Company's new CT Scanner), Industrial Technology Products of $932,000 (primarily due to increased demand of the Company's high frequency ATE boards), offset by decreased sales in Signal Processing Technology Products of $604,000. Other operating revenue of $2,475,000 and $2,241,000 represents revenue from the Hotel operation for the three months ending January 31, 1998 and 1997, respectively.

The percentage of total cost of sales to total net sales for the second quarter of fiscal 1998 and fiscal 1997 was 58%. Operating costs associated with the Hotel during the second quarter of fiscal 1998 and 1997 were $1,410,000 and $1,369,000, respectively.

General and administrative and selling expenses increased $712,000 primarily due to staffing in one of the Company's subsidiaries, legal expenditures relating to patent filings, increases to the bad debt reserve, and costs associated with our new manufacturing operation.

Computer software costs of $403,000 and $263,000 were capitalized in the second quarter of fiscal 1998 and 1997, respectively. Amortization of capitalized software amounted to $591,000 and $782,000 in the second quarter of fiscal 1998 and 1997, respectively.

A gain on foreign exchange of $53,000 was realized during the second quarter of fiscal 1998 vs. a gain of $187,000 for the same period last year.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the second quarter ended January 31, 1998 amounted to $352,000 compared to $29,000 for the second quarter ended January 31, 1997.

The Company's share of losses of a privately held company amounted to $975,000 during the second quarter of fiscal 1998 and $338,000 during the second quarter of fiscal 1997.

During the second quarter of fiscal 1998, the Company's investment in another privately held company was increased by $289,000, reflecting the Company's share of its equity.

The effective tax rate for the second quarter of fiscal 1998 was 34% vs. 29% for the same period last year. The increase in the rate was primarily due to alternative minimum credit carryforwards utilized in fiscal 1997 not available in fiscal 1998; and no tax benefits applicable to equity in losses of unconsolidated subsidiaries in fiscal 1998.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Second Quarter Fiscal 1998 (01/31/98) vs. Second Quarter Fiscal 1997 (01/31/97) (continued)

Net income for the three months ended January 31, 1998 was $5,681,000, compared to net income of $4,579,000 for the three month period ended January 31, 1997. Basic per-share earnings, or net income divided by weighted average common shares outstanding, were $0.45, up from $0.37. Diluted per-share earnings, or net income divided by weighted average common shares and potential new shares from stock options increased 25% to $0.45 from $0.36. Prior periods per share amounts have been restated to reflect the adoption of FASB No. 128 (See Notes 7 & 8 of Notes to Consolidated Condensed Financial Statements).

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
       None

(b) During the quarter ended January 31, 1998, the Company did not file any reports on Form 8-K.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date     March 9, 1998             /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date     March 9, 1998             /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       Chief Accounting Officer