Form 10-Q
period 1998-04-30
ANALOGIC CORP
filed 1998-06-03
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          April 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at April 30, 1998 was 12,634,573.

                   ANALOGIC CORPORATION AND SUBSIDIARIES


                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     April 30, 1998 and July 31, 1997                              3

     Consolidated Condensed Statements of Income
     Three and Nine Months Ended April 30, 1998 and 1997           4

     Consolidated Condensed Statements of Cash Flows
     Nine Months Ended April 30, 1998 and 1997                     5

     Notes to Consolidated Condensed Financial Statements        6 - 8

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         9 - 12



Part II Other Information                                       13 - 14

     Index to Exhibits                                             13

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)

                                                  April 30,      July 31,*
                                                    1998           1997
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 29,048       $ 24,954
   Marketable securities, at market                 87,171         89,496
   Accounts and notes receivable, net               54,569         52,638
   Inventories                                      61,768         47,800
   Prepaid expenses and other current assets         7,797          6,714
      Total current assets                         240,353        221,602

 Property, plant and equipment, net                 51,409         48,247
 Investments in and advances to affiliated
   companies                                         6,275          7,095
 Excess of cost over acquired net assets,
   net of accumulated amortization                                    171

 Other assets, including unamortized software
   costs (1998, $3,819; 1997, $4,437)                4,520          5,244
      TOTAL ASSETS                                $302,557       $282,359

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                             (000 omitted)

                                                  April 30,      July 31,*
                                                    1998           1997
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $  1,599       $    344
   Obligations under capital leases                    543            497
   Accounts payable, trade                          18,534         13,185
   Accrued employee compensation and benefits       10,682         11,654
   Accrued expenses                                  7,216          6,343
   Accrued income taxes                              3,111          3,449
      Total current liabilities                     41,685         35,472

 Long-term debt:
   Mortgage and other notes payable                  6,033          6,333
   Obligations under capital leases                  1,868          2,281

 Deferred income taxes                               3,909          3,854
 Minority interest in subsidiary                     4,957          5,538
 Excess of acquired net assets over cost, net
   of accumulated amortization                         358            665

 Stockholders' equity:
   Common stock, $.05 par                              693            692
   Capital in excess of par value                   23,140         22,916
   Retained earnings                               234,878        220,343
   Unrealized holding gains and losses               1,609          1,713
   Cumulative translation adjustments               (1,621)        (1,617)
   Treasury stock, at cost                         (13,704)       (14,121)
   Unearned compensation                            (1,248)        (1,710)
      Stockholders' Equity                         243,747        228,216
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $302,557       $282,359

* See note 2 of notes to consolidated condensed financial statements for further information.
  The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                    Three Months Ended  Nine Months Ended
                                         April 30,          April 30,
Revenues:                             1998      1997      1998      1997
  Product and service, net          $69,138   $54,649   $187,125  $161,295
  Engineering and licensing           4,219     5,539     12,641    11,744
  Other operating revenue             2,575     2,579      8,785     8,224
  Interest and dividend income        1,445     1,403      4,403     4,111
Total revenues                       77,377    64,170    212,954   185,374

Costs and expenses:
  Cost of sales:
   Product and service               40,156    32,594    108,496    94,473
   Engineering and licensing          3,986     3,206     11,439     7,691
   Other operating expenses           1,396     1,432      4,531     4,429
  General and administrative          4,645     4,434     14,702    13,192
  Selling                             6,623     6,435     19,115    18,992
  Research and product development    9,388     8,091     26,402    25,697
  Interest expense                      123       142        352       489
  Gain on foreign exchange               (4)     (360)      (125)     (697)
  Amortization of excess of
   acquired net assets over cost        (28)     (161)      (307)     (484)
  Amortization of excess of cost
   over acquired net assets                        51                  183
Total cost of sales and expenses     66,285    55,864    184,605   163,965

Income from operations               11,092     8,306     28,349    21,409

Gain on sale of marketable
  securities                                                 997
Equity in net loss
  of unconsolidated affiliates       (1,150)     (455)    (2,811)   (1,058)
Impairment of investment                                    (400)

Income before income taxes
 and minority interest                9,942     7,851     26,135    20,351

Provision for income taxes            3,312     2,199      8,830     6,086

Minority interest in net income
  of consolidated subsidiary            268       445        627       545
Net income                          $ 6,362   $ 5,207   $ 16,678  $ 13,720

Shares outstanding - basic           12,621    12,552     12,606    12,520
Shares outstanding - diluted         12,804    12,722     12,782    12,687
Earnings per share - basic          $  0.50   $  0.41   $   1.32  $   1.09
Earnings per share - diluted        $  0.50   $  0.41   $   1.31  $   1.08

Dividends declared per common share $  0.06   $  0.05   $   0.17  $   0.15

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                       Nine Months Ended
                                                            April 30,
                                                         1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $16,678   $13,720
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                        6,360     4,414
     Amortization of capitalized software                1,801     2,292
     Amortization of excess of cost over
      acquired net assets                                            183
     Amortization of excess of acquired net
      assets over cost                                    (307)     (484)
     Minority interest in net profit of
      consolidated subsidiary                              627       545
     Compensation from stock grants                        392       483
     Gain on sale of equipment                              (4)      (56)
     Gain on sale of marketable securities                (997)
     Excess of equity in net losses of
      unconsolidated affiliates                          2,811     1,058
     Impairment of investment                              400
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                    (1,931)      903
       Inventories                                     (13,968)      526
       Prepaid expenses and other current assets          (866)       32
       Other assets                                        (45)      190
      Increase (decrease) in liabilities:
       Accounts payable, trade                           5,349       120
       Accrued expenses and other current liabilities   (1,036)      (20)
       Accrued and deferred income taxes                  (500)       35
TOTAL ADJUSTMENTS                                       (1,914)   10,221
  NET CASH PROVIDED BY OPERATING ACTIVITIES             14,764    23,941

                   ANALOGIC CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)
                                (UNAUDITED)
                               (000 omitted)

                                                       Nine Months Ended
                                                            April 30,
                                                         1998      1997
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (9,672)   (4,454)
  Capitalized software                                  (1,183)     (927)
  Purchases of marketable securities                   (19,220)  (19,867)
  Maturities of marketable securities                   21,441     9,285
  Proceeds from sale of property, plant and equipment      154        59
  Proceeds from sales of marketable securities             997
  Investments in and advances to affiliated companies   (2,240)
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (9,723)  (15,904)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of overdraft facility                                 (3,305)
  Payments on debt and capital lease obligations          (662)     (618)
  Proceeds from credit line                              1,250
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                        612       894
  Dividends paid to shareholders                        (2,143)   (1,879)
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (943)   (4,908)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (4)   (2,174)
  NET INCREASE IN CASH AND CASH EQUIVALENTS              4,094       955
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          24,954    18,040
CASH AND CASH EQUIVALENTS, END OF PERIOD               $29,048   $18,995

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of April 30, 1998 and July 31, 1997, the results of its operations for the three and nine months ended April 30, 1998 and 1997 and statement of cash flows for the nine months then ended. The results of the operations for the three and nine months ended April 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1998.

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

3. The inventories as of April 30, 1998 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                         April 30,            July 31,
                                           1998                1997
          Raw materials                 $25,390,000         $19,166,000
          Work-in-process                23,812,000          18,381,000
          Finished goods                 12,566,000          10,253,000
                                        $61,768,000         $47,800,000

4. Mortgage and other notes payable increased $1,255,000 primarily due to one of the Company's subsidiaries borrowing against its $5,000,000 line of credit to meet short-term cash requirements.

5. The Company entered into an agreement on May 20, 1998 with one of the founders of Camtronics to purchase his entire equity interest in Camtronics for $1,600,000. As a result of the purchase, the Company's ownership in Camtronics increased to 78.5%.

6. Total interest expense, amounted to $462,000 of which $110,000 was capitalized during the nine months ended April 30, 1998. Interest paid amounted to $458,000 and $590,000 during the nine months ended April 30, 1998 and 1997, respectively.

7. Income taxes paid during the nine months ended April 30, 1998 and 1997 amounted to $9,023,000 and $6,084,000, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

8. The Company declared a dividend of $.05 per common share on October 9, 1997, payable on November 6, 1997 to shareholders of record on October 23, 1997. On January 23, 1998, the Company declared a $.06 dividend per common share, payable on February 20, 1998 to shareholders of record on February 6, 1998. On March 12, 1998, the Company declared a $.06 dividend per common share, payable on April 10, 1998 to shareholders of record on March 27, 1998.

 9. As previously reported during a routine audit, the Company was notified by the Internal Revenue Service (IRS) that it proposed to adjust the Company's tax returns for the years 1990 through 1992 by increasing its tax liability for those years by $2,837,473, $2,151,574 and $1,762,849, respectively. The major claims relate to an alleged forgiveness of debt arising from the acquisition of property from a subsidiary of the FDIC and an alleged excess accumulation of earnings.

     During March 1998, the Company received notice from the IRS which upheld the Company's position and the proposed adjustments have been cancelled.

10. In its fiscal quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share. Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table indicates the number of shares utilized in the earnings per share calculations for the three and nine month periods ending April 30, 1998 and 1997, respectively.

                                Three Months Ended      Nine Months Ended
                                     April 30,              April 30,
                                  1998       1997        1998       1997
     Net Income                  $6,362,000 $5,207,000 $16,678,000 $13,720,000

     Shares outstanding-basic    12,621,309 12,551,560  12,606,372  12,519,546
     Effect of dilutive
     securities:

     Stock Options                  182,429    170,412     175,401     167,086

     Shares outstanding-diluted  12,803,738 12,721,972  12,781,773  12,686,632

     Earnings per share-basic   $     0.50 $     0.41 $      1.32 $      1.09

     Earnings per share-diluted $     0.50 $     0.41 $      1.31 $      1.08

                    ANALOGIC CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

11. As a result of the Company adopting FASB No. 128, the Company's reported comparative earnings per share for fiscal year 1997 were restated. The effect of the accounting change is represented as follows.

                                 Three Months Ended       Nine Months Ended
                                   April 30, 1997          April 30, 1997
     Primary EPS as reported         $    0.41                 $   1.08
     Effect of FASB No. 128                 -                      0.01
     Basic EPS as restated           $    0.41                 $   1.09

     Fully diluted - EPS             $    0.41                 $   1.08
     Effect of FASB No. 128                 -                        -
     Diluted EPS as restated         $    0.41                 $   1.08

12. The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations.

     Management has assembled a task force utilizing internal staff and external sources to make its information technology/computer systems Year 2000 compliant on its operational and financial reporting systems.

     The Company is also assessing the possible effects of Year 2000 issues on its significant vendors and customers, which could in turn affect the Company's operations. The Company has not yet been able to determine, however, whether any of its suppliers or service providers will need to make any such software modifications or replacements or whether the failure to make such software corrections will have an adverse effect on the Company's operations or financial condition.

     The total cost of the Year 2000 project has not been determined and is anticipated to be funded through operating cash flows. Except for purchases of new hardware and software, and certain related consulting, costs will be expensed as incurred. Management is taking all reasonable actions to modify and replace the Company's hardware and software to enable it to process data after the turn of the century.

13. Certain financial statement items in the prior periods have been reclassed to conform with the current period presentation.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 5.8 to 1 at April 30, 1998 compared to 6.2 to 1 at July 31, 1997. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 71% of current assets at April 30, 1998. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.24 to 1 at April 30, 1998 and July 31, 1997.

Capital expenditures totaled approximately $9,672,000 during the nine months ended April 30, 1998.


RESULTS OF OPERATIONS
Nine Months Fiscal 1998 (04/30/98) vs. Nine Months Fiscal 1997 (04/30/97)

Product, service, engineering and licensing revenues for the nine months ended April 30, 1998 were $199,766,000 as compared to $173,039,000 for the same period last year, an increase of 15%. The increase of $26,727,000 was due to increased sales of Medical Technology Products of $21,885,000 (primarily due to the continued and strengthening demand for Digital Laser Imaging Systems, Magnetic Resonance Imaging products, and new products such as the Digital Ultrasound Subsystem and Ultrasound Systems from the Company's Danish subsidiary, B-K), Signal Processing Technology Products of $3,448,000 (primarily due to the Company entering a new and growing market for DSP resource boards for Computer Telephony Integration applications, such as automated directory assistance and for voice over the internet), and Industrial Technology Products of $1,394,000 (primarily due to increased demand of the Company's high frequency ATE boards). Other operating revenue of $8,785,000 and $8,224,000 represents revenue from the Hotel operation for the nine months ending April 30, 1998 and 1997, respectively.

The percentage of total cost of sales to total net sales for the nine months of fiscal 1998 and 1997 were 60% and 59%, respectively. Operating costs associated with the Hotel during the nine months of fiscal 1998 and 1997 were $4,531,000 and $4,429,000, respectively.

General and administrative and selling expenses increased by $1,633,000 primarily due to increases in the bad debt reserve and legal expenditures relating to patent filings. Research and product development expenses increased $705,000 primarily due to the Company's expanding engineering efforts applicable to developing complex imaging systems, such as the new Digital Ultrasound Subsystems and the development of two prototypes of an EXplosives Assessment CT (EXACT) system as part of a comprehensive explosives detection system to scan checked luggage in airports.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Nine Months Fiscal 1998 (04/30/98) vs. Nine Months Fiscal 1997 (04/30/97) (continued)

Computer software costs of $1,183,000 and $927,000 were capitalized in the nine months of fiscal 1998 and 1997, respectively. Amortization of capitalized software amounted to $1,801,000 and $2,292,000 in the nine months of fiscal 1998 and 1997, respectively.

A gain on foreign exchange of $125,000 was realized during the nine months of fiscal year 1998 versus a gain of $697,000 for the same period last year.

The Company's share of losses of a privately held company amounted to $2,485,000 and $1,058,000 during the nine months of fiscal 1998 and 1997.

During the nine months of fiscal 1998, the Company's investment in another privately held company was increased by $249,000, reflecting the Company's share of its equity.

During the nine months of fiscal 1998, the Company's investment in Analogic Scientific was decreased by $575,000, reflecting the Company's share of Analogic Scientific's equity.

During the nine months of fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000.

During the nine months of fiscal 1998, the Company recorded a reserve of $400,000, reflecting a partial impairment of its 19% investment in another privately held company.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the nine months ended April 30, 1998 amounted to $627,000 compared to $545,000 for the nine months ended April 30, 1997.

The effective tax rate for the nine months of fiscal 1998 and fiscal 1997 was 34% and 30%, respectively. The increase was primarily due to alternative minimum credit carryforwards utilized in fiscal 1997 not available in fiscal 1998; and no tax benefits applicable to equity in losses of unconsolidated subsidiaries in fiscal 1998.

Net income for the nine months ended April 30, 1998 was $16,678,000, as compared to net income of $13,720,000 for the same period last year. Basic per-share earnings, or net income divided by weighted average common shares outstanding, were $1.32, up from $1.09. Diluted per-share earnings, or net income divided by weighted average common shares and potential new shares from stock options, also increased to $1.31 from $1.08. Prior periods per share amounts have been restated to reflect the adoption of FASB No. 128 (See Notes 10 & 11 of Notes to Consolidated Condensed Financial Statements).

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Third Quarter Fiscal 1998 (04/30/98) vs. Third Quarter Fiscal 1997 (04/30/97)

Product, service, engineering and licensing revenues for the three months ended April 30, 1998 were $73,357,000 as compared to $60,188,000 for the same period last year, an increase of 22%. The increase of $13,169,000 was due to increased sales of Medical Technology Products of $10,105,000, (primarily due to the continued and strengthening demand for Digital Laser Imaging Systems, Magnetic Resonance Imaging products, and new products such as the Digital Ultrasound Subsystem and Ultrasound Systems from the Company's Danish subsidiary, B-K), Signal Processing Technology Products of $2,901,000 (primarily due to the Company entering a new and growing market for DSP resource boards for Computer Telephony Integration applications, such as automated directory assistance and for voice over the internet), and Industrial Technology Products of $163,000. Other operating revenue of $2,575,000 and $2,579,000 represents revenue from the Hotel operation for the three months ending April 30, 1998 and 1997, respectively.

The percentage of total cost of sales to total net sales for the third quarter of fiscal 1998 and 1997 was 60%. Operating costs associated with the Hotel during the third quarter of fiscal 1998 and 1997 were $1,396,000 and $1,432,000, respectively.

General and administrative and selling expenses increased $399,000 primarily due to staffing in one of the Company's subsidiaries, legal expenditures relating to patent filings and increases to the bad debt reserve. Research and product development expenses increased by $1,297,000 due to the Company's expanding engineering efforts applicable to developing complex imaging systems, such as the new Digital Ultrasound Subsystems and the development of two prototypes of an EXplosives Assessment CT (EXACT) system as part of a comprehensive explosives detection system to scan checked luggage in airports.

Computer software costs of $394,000 and $298,000 were capitalized in the third quarter of fiscal 1998 and 1997, respectively. Amortization of capitalized software amounted to $605,000 and $734,000 in the third quarter of fiscal 1998 and 1997, respectively.

A gain on foreign exchange of $4,000 was realized during the third quarter of fiscal 1998 vs. a gain of $360,000 for the same period last year.

The Company's share of losses of a privately held company amounted to $972,000 during the third quarter of fiscal 1998 and $455,000 during the third quarter of fiscal 1997.

During the third quarter of fiscal 1998, the Company's investment in another privately held company was decreased by $178,000, reflecting the Company's share of its loss.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the third quarter ended April 30, 1998 amounted to $268,000 compared to $445,000 for the third quarter ended April 30, 1997.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Third Quarter Fiscal 1998 (04/30/98) vs. Third Quarter Fiscal 1997 (04/30/97) (continued)

The effective tax rate for the third quarter of fiscal 1998 was 33% vs. 28% for the same period last year. The increase was primarily due to alternative minimum credit carryforwards utilized in fiscal 1997 not available in fiscal 1998; and no tax benefits applicable to equity in losses of unconsolidated subsidiaries in fiscal 1998.

Net income for the three months ended April 30, 1998 was $6,362,000, as compared to net income of $5,207,000 for the three month period ended April 30, 1997. Basic per-share earnings, or net income divided by weighted average common shares outstanding, were $0.50, up from $0.41. Diluted per-share earnings, or net income divided by weighted average common shares and potential new shares from stock options, also increased to $0.50 from $0.41. Prior periods per share amounts have been restated to reflect the adoption of FASB No. 128 (See Notes 10 & 11 of Notes to Consolidated Condensed Financial Statements).

                    ANALOGIC CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
       None

(b) During the quarter ended April 30, 1998, the Company did not file any reports on Form 8-K.

                    ANALOGIC CORPORATION AND SUBSIDIARIES

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date      June 3, 1998             /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date      June 3, 1998             /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       Chief Accounting Officer