Form 10-K
period 1998-07-31
ANALOGIC CORP
filed 1998-10-05
CIK 6284

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549

                                FORM 10-K

    [X]       Annual  Report  Pursuant to Section 13  or  15(d) of the
Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended:      July 31, 1998          or

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at August 31, 1998 was approximately
$261,709,169.

Number of shares of Common Stock outstanding at August 31, 1998:
12,651,905

DOCUMENTS INCORPORATED BY REFERENCE:  NONE
PART I

Item 1.   Business

         (a)      Developments During Fiscal 1998

  Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as "Analogic" or the "Company") for the fiscal year ended July 31, 1998, were $294,472,000 as compared to $256,729,000 for fiscal year 1997, an increase of 15%. Net income was $23,888,000, or $1.87 per diluted share as compared to $20,090,000, or $1.58 per diluted share for fiscal year 1997, an increase of 19%.

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

  During May 1998, the Company purchased from one of the founders of Camtronics his entire equity interest in Camtronics for $1,600,000. As a result of the purchase, the Company's ownership in Camtronics increased to 77%.

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

  The Company has undertaken considerable effort to assess the impact and necessary resources required to make its systems Year 2000 compliant. Currently, the Company is utilizing both internal and external resources to upgrade its computer hardware and software systems. The Company is also identifying and implementing changes to other information systems which are not being replaced in order to make them Year 2000 compliant.

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

  The Company currently estimates that Year 2000 costs over the next two fiscal years will range from $4.0 million to $6.0 million. The estimated costs are based on management's best projections, yet there can be no guarantee that these forecasts will be achieved and actual results could differ materially from those anticipated. The cost of the project will be funded through operating cash flows.

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

  Medical Technology Products, consisting primarily of electronic subsystems for medical imaging equipment, accounted for approximately 74% of product, service, engineering, and licensing revenue in fiscal 1998.

  Analogic's medical imaging data acquisition systems and related computing equipment are incorporated by U.S., European and Asian manufacturers into advanced X-ray equipment known as computer assisted tomography (CAT) scanners. These scanners generate images of the internal anatomy which are used primarily in diagnosing medical conditions. Analogic's data acquisition and signal processing systems have advanced CAT scanner technology by substantially increasing resolution of the image, by reducing the time necessary to acquire the image, and by reducing the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D and D/A conversion equipment and complete data acquisition systems. The Company also manufactures a complete mobile and other CAT Scanners incorporating proprietary technology for sale to others.

  In addition, the Company manufactures phased array ultrasound systems, key subsystems, and a family of transducers on an OEM basis for ultrasound equipment manufacturers. The Company also designs and manufactures radiology, surgical, and urology ultrasound equipment for the end-user market.

  The Company manufactures electronics for a family of hard copy laser multi-format medical cameras in single and multi-user configurations that address the diagnostic image market. These cameras are used in hospitals world wide to provide diagnostic quality images on film from the electronic data collected by medical imaging equipment such as CAT scanners and MRI scanners. The Company also designs and manufactures for OEM customers advanced RF amplifiers, gradient coil amplifiers, and spectrometers for use in MRI equipment. These MRI scanners are used primarily to create diagnostic medical images.

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

  The Company also manufactures a family of lightweight, portable, multi-functional, custom patient monitor instruments which acquire, calculate and display combinations of the five most common vital sign parameters - ECG, Respiration, Temperature, NIBP and SpO2. These monitors are designed to be used in a variety of hospital settings such as emergency room, step-down general care and surgical centers where ease-of-use, portability, flexibility and costs are important considerations.

  The Company also manufactures a broad line of medical connectivity products that allows medical equipment such as CAT Scanners, MRI and ultrasound equipment to attach to local DICOM, PACS and wide area networks. The line includes Computed Radiography (CR) image processing and viewing work stations.

  The products manufactured by Camtronics, a 77% owned subsidiary, are included herein as medical technology products. They design and manufacture state-of-the-art image processing products for diagnostic and interventional applications in cardiac catheterization laboratories and for other radiology procedures. They also manufacture the ArchiumTM Cardiac Digital Archive System that stores and displays in real time images from cardiac labs at multiple locations.

  Signal Processing Technology Products, consisting of A/D and D/A converters and supporting modules, high-speed digital signal processors such as Array Processors, and image processing equipment, accounted for approximately 19% of fiscal 1998 product, service, engineering, and licensing revenue.

  The technology developed by Analogic and incorporated within these products is fundamental to all of the Company's other products.

  A/D converters convert continuously varying "analog" signals into the numerical "digital" form required by microprocessors and other data processing equipment. D/A converters transform computer output in digital form into the analog form required by process control equipment. Analogic manufactures a number of interconnecting and supporting modules relating to its A/D and D/A converters. These include signal conditioning devices, which amplify, isolate and filter physical analog signals and sample and hold devices, which sample rapidly varying phenomena.

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

  The Company recently introduced a line of CompactPCI (CPCI) boards.
These products are fully compatible with the CPCI form factor and bus structure and take advantage of software written for the PCI bus. The boards, which are designed for OEM embedded application requiring precision measurements and high sampling rates, perform acquisition, conditioning, multiplexing, as well as signal processing functions, and are supported by Microsoft Windows NT@ software.

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

  The Company is marketing its array processors for applications in speech processing, speech compression, Voice Over Internet Protocol (VOIP), X-ray imaging, manufacturing testing, radar and sonar, geophysical exploration, and in other technical and scientific areas. In addition, the Company sells array processors used for image construction in Magnetic Resonance Imaging (MRI) medical diagnostic systems. The Company also manufactures Digital Signal Processing (DSP) floating point products which are used in the above mentioned markets.

  Industrial Technology Products, consisting of digital panel instruments, industrial data acquisition and conversion systems, and test and measurement devices and automation systems, accounted for approximately 7% of fiscal 1998 product, service, engineering, and licensing revenue.

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

  Material Customers

  The Company's three largest customers, each of which is a significant and valued customer, were Philips, General Electric, and Imation, which accounted for approximately 16.1%, 7.7%, and 7.2%, respectively, of product, service, engineering, and licensing revenue for the fiscal year ended July 31, 1998. Loss of any one of these customers would have a material adverse effect upon the Company's business. The Company does business with Philips through several of the Company's Product Groups and Subsidiaries principally through normal OEM contracts, with the Company and Philips jointly funding research and development of some products to be manufactured by Analogic for Philips. No other customer accounted for as much as 7.2% of the Company's product, service, engineering, and licensing revenue during fiscal 1998. The Company's ten largest customers, including Philips, General Electric and Imation, accounted for approximately 56% of product, service, engineering, and licensing revenue during fiscal 1998.

  Backlog

  The backlog of orders believed to be firm at July 31, 1998 was approximately $63.8 million compared with approximately $74.3 million at July 31, 1997. This decrease is principally related to shorter release times for Medical Technology Products. Many of the orders in the Company's backlog permit cancellation by the customer under certain circumstances.
To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 1998 backlog during fiscal 1999.

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

  Analogic's competitors include divisions of some larger, more diversified organizations, as well as several specialized companies. Some of them have greater resources and larger staffs than Analogic. The Company believes that, measured by total sales dollars, it is a leading manufacturer of CAT scanner and MRI electronic sub-systems and industrial digitizing systems for the weighing industry.

  Research and Product Development

  Research and product development is a significant factor in Analogic's business. The Company maintains a constant and comprehensive research and development program directed toward the creation of new products as well as toward the improvement and refinement of its present products and the expansion of their uses and applications.

  Company funds expended for research and product development amounted to approximately $36,177,000 in fiscal 1998, $33,948,000 in fiscal 1997, and $29,017,000 in fiscal 1996. Analogic intends to continue its emphasis on new product development. As of July 31, 1998, Analogic had approximately 465 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians engaged in research and product development activities. These individuals, in conjunction with the Company's salespeople, also devote a portion of their time assisting customers in utilizing the Company's products, developing new uses for these products, and anticipating customer requirements for new products.

  During fiscal 1998, the Company capitalized $1,658,000 of computer software testing and coding costs incurred after technological feasibility was established. These costs will be amortized by the straight line method over the estimated economic life of the related products, not to exceed three years. Amortization of capitalized software amounted to $2,406,000 in fiscal 1998.

    Environmental Protection

    The Company does not anticipate any material effect upon its capital expenditures, earnings or competitive position resulting from compliance by it and its subsidiaries with presently enacted or adopted Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

    Employees

    As of July 31, 1998, the Company had approximately 1,650 employees.

    Financial Information About Foreign and Domestic Operations and Export
Revenue

    Product, service, engineering, and licensing export revenue from companies, primarily in Europe and Asia, amounted to approximately $92,292,000 (33%) in fiscal 1998 as compared to approximately $81,395,000 (34%) in fiscal 1997, and approximately $77,600,000 (36%) in fiscal 1996. Management believes that the Company's export revenue is at least as profitable as its domestic revenue. Most of the Company's foreign revenue is export revenue denominated in U.S. dollars. Management does not believe the Company's foreign export revenue is subject to significantly greater risks than its domestic revenue. It is possible that the current crisis in Asia and South America might have an adverse affect on our customers' sales and therefore have a reciprocal affect on the Company's export revenue.
See Note 16 of Notes to Consolidated Financial Statements for further information regarding foreign and domestic operations.

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

    The Company's 77% owned subsidiary, Camtronics, owns a 40,000 square foot manufacturing and office building located in Hartland, Wisconsin. Camtronics owns approximately eleven acres of land at this location which should accommodate any future expansion requirements.

    The Company leases a modern one-story brick building containing approximately 41,000 square feet of manufacturing, engineering and office space located in Wakefield, Massachusetts. This building is leased for a term expiring on July 31, 2003.

    The Company leases two modern adjacent brick and concrete block buildings in Danvers, Massachusetts. These two buildings total approximately 170,000 square feet of manufacturing, engineering and office space and are leased for a term expiring on July 31, 2001. A total of 155,000 square feet of these buildings have been sublet on a triple net basis on a self-renewing lease to Siemens Medical Electronics, Inc. for a term, which as presently extended will end on December 1, 2000.

    The Company leases approximately 30,200 square feet of manufacturing, engineering, and office space in Chelmsford, Massachusetts which is occupied by its wholly owned subsidiary, SKY COMPUTERS, Inc. The space is leased for a ten-year term expiring June 1, 1999.

    The Company's 100% owned subsidiary, B - K, leases a modern two-story building containing a total of approximately 54,000 square feet of manufacturing, engineering, and office space. The building is located in Gentofte, Denmark (a suburb of Copenhagen). The building is leased for a term of ten years commencing in June 1993. The lease may be cancelled by B - K with six months notice.

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

Item 3.   Legal Proceedings

  There are no material legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

                                 PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters

  The Company's Common Stock trades on the NASDAQ Stock Market under the symbol: ALOG. The following table sets forth the range of high and low prices for the Common Stock, as reported by NASDAQ during the quarterly periods indicated:

                    Fiscal Year          High           Low
          1998      First Quarter       $41.00         $32.00
                    Second Quarter       39.00          33.75
                    Third Quarter        48.00          35.63
                    Fourth Quarter       47.00          40.00

          1997      First Quarter       $29.75         $22.75
                    Second Quarter       34.50          26.00
                    Third Quarter        36.75          28.12
                    Fourth Quarter       40.12          29.25

     As of August 31, 1998, there were approximately 911 holders of record of the Common Stock.

     Dividends of $.05 per share were declared for the first quarter, and $.06 per share for the second, third, and fourth quarters of fiscal 1998. Dividends of $.05 per share were declared for each quarter of fiscal 1997. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.
Item 6.   Selected Financial Data

(Thousands of dollars, except share data)

                                   Year Ended July 31
                         1998       1997      1996      1995     1994

Total Revenues       $294,472    $256,729  $230,460  $208,827  $193,745

Income from
operations             39,996     32,107    16,981    15,155    18,205

Net Income             23,888     20,090    13,065    12,706    14,657

Earnings per
common and common
equivalent share:
     Basic              $1.89      $1.60     $1.05     $1.03     $1.19
     Diluted            $1.87      $1.58     $1.04     $1.02     $1.18

Dividends paid per
common share            $0.23      $0.20     $0.18     $0.08      None

Number of shares
used in computation
of per share data:
     Basic             12,614      12,554    12,455    12,371   12,339
     Diluted           12,793      12,702    12,562    12,475   12,434

Working Capital      $200,718    $186,131  $168,515 $165,799  $150,571

Total Assets          302,957     282,359   265,162  260,198   239,620

Long-term debt
(including
 capitalized
 leases)                7,704      8,614     9,455    10,236    10,993

Stockholders'
 Equity               251,255    228,216   211,800   200,893   184,391

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 1998 Compared to Fiscal 1997

Product, service, engineering, and licensing revenues for fiscal 1998 were $276,562,000 as compared to $239,550,000 for fiscal 1997, an increase of 15%. The increase of $37,012,000 was principally due to increased sales of Medical Technology Products of $30,060,000 (primarily due to the continued and strengthening demand for Digital Laser Imaging Systems, Magnetic Resonance Imaging products, and new products such as the Digital Ultrasound Subsystems and Ultrasound Systems from the Company's Danish subsidiary, B-K), Signal Processing Technology Products of $4,532,000 (primarily due to the Company entering a new and growing market for DSP resource boards for Computer Telephony Integration applications, such as automated directory assistance and for voice over the internet), and Industrial Technology Products of $2,420,000 (primarily due to increased
demand of the Company's high frequency ATE boards).   Other operating
revenue of $12,036,000 and $11,591,000 represents revenue from the Hotel operation for fiscal 1998 and 1997, respectively.

The percentage of total cost of sales to total net sales for fiscal 1998
and 1997 was 60% and 59%, respectively.   Operating costs associated with
the Hotel for fiscal years 1998 and 1997 were $6,091,000 and $5,959,000, respectively.

General and administrative and selling expenses increased $2,619,000, primarily due to increases in the bad debt reserve and legal expenditures related to patent filings. Research and product development expenses increased $2,229,000 primarily due to the Company's expanding engineering efforts applicable to developing complex imaging systems, such as the new Digital Ultrasound Subsystems and the Ultrasound Systems for the Company's Danish subsidiary, B - K.

Computer software costs of $1,658,000 and $1,480,000 were capitalized in fiscal 1998 and 1997, respectively. Amortization of capitalized software amounted to $2,406,000 and $3,115,000 in fiscal 1998 and 1997, respectively.

A gain of foreign exchange of $1,045,000 was realized during 1997 versus a loss of $4,000 for fiscal 1998.

The Company's share of losses of a privately held company amount to $3,488,000 and $1,949,000 during fiscal 1998 and 1997, respectively. (See
Note 5 of Notes to Consolidated Financial Statements.)

The amortization of excess of fair value of net assets over cost acquired from B - K was $335,000 and $645,000 in fiscal 1998 and 1997, respectively.

During fiscal 1998, the Company's investment in another privately held company was increased by $447,000, reflecting the Company's share of its equity.

Fiscal 1998 Compared to Fiscal 1997 (continued)

During fiscal 1998, the Company's investment in Analogic Scientific was decreased by $575,000 reflecting the Company's share of Analogic
Scientific's equity.  (See Note 5 of Notes to Consolidated Financial
Statements.)

During fiscal 1998, the Company recorded a reserve of $400,000, reflecting a partial impairment of its 19% investment in another privately held company.

During fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000. (See Note 5 of Notes to Consolidated Statements.)

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for fiscal 1998 amounted to $1,098,000 compared to $1,270,000 for fiscal 1997. During the fourth quarter of fiscal 1998, the Company purchased from one of the founders of Camtronics his entire equity interest in Camtronics for $1,600,000. After this transaction, the Company's share in Camtronics increased to approximately 77%. (See Note 2 of Notes to Consolidated Financial Statements.)

The effective tax rate for fiscal 1998 was 32% vs. 24% for fiscal 1997. This increase was primarily due to alternative minimum tax credit carryforwards utilized in fiscal 1997 not available in fiscal 1998 (See
Note 11 of  Notes to Consolidated Financial Statements) .

Net income for fiscal 1998 was $23,888,000, as compared to net income of $20,090,000 for the same period last year. Basic per-share earnings, or net income divided by weighted average common shares outstanding, were $1.89, up from $1.60. Diluted per-share earnings, or net income divided by weighted average common shares and potential new shares from stock options, also increased to $1.87, up from $1.58. Prior periods per share amounts have been restated to reflect the adoption of FASB No. 128 (See Notes 1(e), 1(l) & 12 of Notes to Consolidated Financial Statements).

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

The amortization of excess of fair value of net assets over cost acquired from B - K was $645,000 and $542,000 in fiscal 1997 and 1996, respectively.

The Company's share of losses of a privately held company amounted to $1,949,000 and $821,000 in fiscal 1997 and fiscal 1996, respectively. During fiscal 1997, the Company's investment in Analogic Scientific was decreased by $425,000 reflecting the Company's share of Analogic
Scientific's loss.

Fiscal 1997 Compared to Fiscal 1996 (continued)

Fiscal 1997 includes a $1,742,000 charge resulting from the write off of the Company's investment in Park Meditech, Inc. (See Note 5 of Notes to Consolidated Financial Statements.)

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, in fiscal 1997 and 1996 amounted to $1,270,000 and $224,000, respectively.

Minority interest in the net loss of the Company's consolidated foreign subsidiary, B - K, in fiscal 1996 was $1,370,000. As of July 1, 1996 the Company purchased the remaining 41% of minority interest in B - K.

The effective tax rate for fiscal 1997 was 24% vs. 26% for fiscal 1996. This change was primarily a result of the increase in the utilization of tax credits.

Net income for fiscal 1997 was $20,090,000, as compared with $13,065,000 for fiscal 1996. Basic per-share earnings were $1.60 for fiscal 1997, up from $1.05 for fiscal 1996. Diluted per-share earnings were $1.58 for fiscal 1997, up from $1.04 for fiscal 1996.


Financial Position

The Company's balance sheet at July 31, 1998, reflects a current ratio of
6.5 to 1, compared to 6.2 to 1 at July 31, 1997. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 74% of current assets at July 31, 1998. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was .21 to 1 at July 31, 1998 compared to .24 to 1 at July 31, 1997.

In fiscal 1998 funds provided from operations amounted to $27,593,000. Net income of $23,888,000 and depreciation & amortization of $10,651,000 were the major contributors. Increases in Accounts and Notes Receivable of $3,281,000 and inventory of $7,116,000 were the major use of operating cash.

The following investing activities resulted in a decrease of cash of $23,267,000. During 1998 the Company invested $3,340,000 in a privately held company which designs and manufactures medical imaging equipment. Capital expenditures for fiscal 1998 amounted to $14,598,000 and capitalized computer software cost were $1,658,000. The Company also made an additional investment of $4,717,000 in marketable securities net of maturities. Proceeds from the sale of marketable securities amounted to $997,000.

The following finance activities resulted in a net reduction of cash in the amount of $1,880,000. Dividends paid to shareholders during the fiscal year amounted to $2,902,000. Cash flows from financing activities were decreased by the purchase of stock of Camtronics in the amount of $1,600,000 which was offset by the proceeds from stock options exercised in the amount of $863,000 and proceeds from Camtronics unsecured bank line of credit of $2,600,000.

Total investments in and advances to affiliated companies decreased $723,000. This decrease is due to the Company's share of equity losses from a privately held company in the amount of $3,488,000 and Analogic Scientific of $575,000 offset by an additional investment of $3,340,000 in the privately held company.

Notes Payable increased by $2,256,000 to $8,933,000 at the end of fiscal 1998 primarily due to borrowing against a line of credit by Camtronics.

Minority Interest in Consolidated Subsidiaries increased $1,098,000. This represents the minority interest in Camtronics.

The Company's three largest customers, each of which is a significant and valued customer, were Philips, G.E. and Imation Corp., which accounted for approximately 16.1%, 7.7%, and 7.2%, respectively, of product, service, engineering, and licensing revenue for the fiscal year ended July 31, 1998. Loss of any one of these customers would have a material adverse effect upon the Company's business.

Financial Position (continued)

As part of a stock repurchase program authorized by the Board of Directors, the Company purchased 17,500 shares of common stock for its treasury during fiscal 1996 at an aggregate cost of $345,000. No shares were repurchased during fiscal 1998 and fiscal 1997.

Impact of Inflation

Overall, inflation has not had a material impact on the Company's operations during the past three fiscal years.

Accounting Standards

In June 1997, the FASB issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income, and Statement No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company is required to adopt these Statements in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation
and major customers and   adoption of these Statements is expected to have
no impact on the Company's consolidated financial position, results of operations, or business practices. The disclosure requirements are being reviewed.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes a new model of accounting for derivative and hedging activities and supersedes and amends a number of existing standards. The provisions of SFAS 133 are effective for all fiscal quarters of years beginning after June 15, 1999. The Company believes that this statement will not have an impact on the financial position, results of operations, or cash flows, as the Company does not hold any derivative instruments or engage in hedging activities at the present time.

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

The Company has undertaken considerable effort to assess the impact and necessary resources required to make its systems Year 2000 compliant. Currently, the Company is utilizing both internal and external resources to upgrade its computer hardware and software systems. The Company is also identifying and implementing changes to other information systems which are not being replaced in order to make them Year 2000 compliant.

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

Financial Position (continued)

The Company currently estimates that Year 2000 costs over the next two fiscal years will range from $4.0 million to $6.0 million. The estimated costs are based on management's best projections, yet there can be no guarantee that these forecasts will be achieved and actual results could differ materially from those anticipated. The cost of the project will be funded through operating cash flows.

Item 8.  Financial Statements and Supplementary Data

The financial statement and supplementary data are listed under PART IV,
Item 14 in this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                 PART III


Item 10.   Directors and Executive Officers of the Registrant

         (a)      Directors

                                                       Other Offices Held
                            Director    Expiration          As of
     Name           Age       Since      of Term*      August 31, 1998

Bernard M. Gordon   71        1969        2001         Chairman of the
                                                       Board and Chief
                                                       Executive Officer

Bruce R. Rusch      55        1993        2000         President and Chief
                                                       Operating Officer

John A. Tarello     67        1979        2001         Senior Vice
                                                       President and
                                                       Treasurer

M. Ross Brown       64        1984        1999         Vice President

Edward F. Voboril   55        1990        1999              ----

Gerald L. Wilson    59        1980        2001              ----

Bruce W. Steinhauer 63        1993        2000              ----

*The Board of Directors is divided into three classes, each having a three year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

     (b)        Executive Officers

                                                            Date Since
                                                            Office
     Name           Age       Office Held                   Has been Held
Bernard M. Gordon   71        Chairman of the Board and      1969
                              Chief Executive Officer

Bruce R. Rusch      55        President and Chief           1995
                              Operating Officer

John A. Tarello     67        Senior Vice President         1980 &1985,
                              and Treasurer                 respectively

M. Ross Brown       64        Vice President                1984

Julian Soshnick     66        Vice President                1982
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

     Julian Soshnick joined the Company in October 1981 as General Counsel and has served as a Vice President since July 1982 and Clerk since 1988.

     Edward F. Voboril was appointed Chairman of Wilson Greatbatch Ltd. of Clarence, New York in 1998. He has been President and CEO since 1990.

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

     Dr. Bruce W. Steinhauer became the President and Chief Executive Officer of the Regional Medical Center at Memphis in 1998. Prior to this position, he was the Chief Executive Officer of the Lahey-Hitchcock Clinic from 1992 to 1998. Prior to that he was Senior Vice President for Medical Affairs and Chairman of the Board of Governors for the Medical Group Practice of the Henry Ford Hospital from 1988 to 1992.

     (f)  Involvement in certain legal proceedings:

        None

     (g)  Promoters and Control Persons

        Inapplicable

      Compliance with Section 16(a) of the Exchange Act

        Upon review of the forms and representations furnished to the Company pursuant to Item 405 of Regulation S-K, the Company identifies Edmund F. Becker, Jr. and Edward F. Voboril as the only "reporting persons" (as defined in said Item 405) who failed to file on a timely basis a report required by Section 16(a) of the Exchange Act. Dr. Becker failed to timely file one (1) Form 4 on which one (1) transaction was reported. Mr. Voboril failed to timely file one (1) Form 4 on which four (4) transactions were reported.
Item 11.  Executive Compensation

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation information for the Chief Executive Officer and each of the next four most highly compensated executive officers of the Company during the last fiscal year ("Named Officers") for services rendered in all capacities for the last three fiscal years.


                              ANNUAL COMPENSATION

Name and                                             Total Annual  Stock Awards
Principal Position     Year   Salary     Bonuses     Compensation  ($) (A) (B)

Bernard M. Gordon      1998  $339,400   $ 50,000         $389,400    ---
                       1997   325,000     50,000          375,000    ---
                       1996   325,000     25,000          350,000    ---

Bruce R. Rusch         1998  $239,400    $50,000         $289,400    ---
  President (COO)      1997   225,000     50,000          275,000    ---
                       1996   225,000     21,000          246,000    ---

John A. Tarello        1998  $226,000    $50,000         $276,000    ---
  Senior V.P.          1997   210,000     50,000          260,000    ---
  and Treasurer        1996   210,000     21,000          231,000    ---

M Ross Brown           1998  $193,700    $30,000         $223,700    ---
  Vice President       1997   185,000     30,000          215,000    ---
                       1996   185,000     18,000          203,000    ---

Julian Soshnick        1998  $193,700    $40,000         $233,700    ---
  Vice President and   1997   185,000     40,000          225,000    ---
  General Counsel      1996   185,000     18,000          203,000    ---


                              LONG-TERM
                              COMPENSATION AWARDS

Name and                      Restricted                  All Other
Principal Position     Year   Stock Options              Compensation
                                                          ($) (C)
Bernard M. Gordon      1998   ---                         $3,848
  Chairman (CEO)       1997   ---                          3,645
                       1996   ---                          3,024

Bruce R. Rusch         1998   ---                         $3,646
  President (COO)      1997   ---                          3,442
                       1996   ---                          2,855

John A. Tarello        1998   ---                         $3,892
  Senior V.P.          1997   ---                          3,691
  and Treasurer        1996   ---                          3.062

M. Ross Brown          1998   ---                         $3,725
  Vice President       1997   ---                          3,521
                       1996   ---                          2,921

Julian Soshnick        1998   ---                         $3,758
  Vice President       1997   ---                          3,555
  and General Counsel  1996   ---                          2,949

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

(B) As of July 31, 1998, the following table reflects aggregate stock bonus awards, granted in 1993, for which transfer restrictions have not yet lapsed:

                              Shares                Market Value
     Bruce R. Rusch             22,500                 $916,875
     M. Ross Brown               7,500                  305,625

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

STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table indicates (i) stock options exercised by the Named Officers during the last fiscal year; (ii) the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of July 31, 1998; and (iii) the fiscal year-end value of "in-the-money" unexercised options.



                          Number of         Value
                       Shares Acquired   Realized (A)
                          On Exercise
Bernard M. Gordon        ---              ---

Bruce R. Rusch           ---              ---

John A. Tarello          ---              ---

M. Ross Brown           2,500            $65,313

Julian Soshnick          ---               ---

                     Number of                     Value of Unexercised
                     Unexercised Options           In-The-Money Options
                     at Fiscal Year End            At Fiscal Year End(A)(B)
                     Exercisable  Unexercisable    Exercisable   Unexercisable

Bernard M. Gordon    ---          ---              ---           ---

Bruce R. Rusch       ---          ---              ---           ---

John A. Tarello      ---          ---              ---           ---

M. Ross Brown        ---         2,500             ---         $64,688

Julian Soshnick      5,000        ---           $129,375         ---

___________________________________

(A) The value realized or the unrealized value of in-the-money options at year-end represents the aggregate difference between the market value on the date of grant and, either the market value on the date of exercise or, in the case of unrealized value, the market value at July 31, 1998.

(B) "In-the-money" options are options whose exercise price was less than the market price of Common Shares at July 31, 1998.

    Compensation of Directors

    Each director who is not an employee of the Company is entitled to an annual fee of $10,000 plus a fee of $1,000 per meeting for each of the first four meetings of the Board or any Board Committee attended by him, together with reimbursement of travel expenses under certain circumstances.

    In February 1988, the Board of Directors adopted and stockholders approved at the January 1989 Annual Meeting of Stockholders, the 1988 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1988 Plan"). Pursuant to the 1988 Plan, options to purchase 50,000 shares of common stock may be granted only to directors of the Company or any subsidiary who are not otherwise employees of the Company or any subsidiary. The exercise price of options granted under the 1988 Plan is the fair market value of the Common Stock on the date of grant.
The 1988 Plan provides that each Non-Employee Director as of the date on which the Board of Directors adopted the 1988 Plan shall be granted an option to acquire 5,000 shares. Each new Non-Employee director who is subsequently elected to the Board of Directors shall be granted an option to acquire 5,000 shares after one year of service. In June 1996, the Board of Directors amended the 1988 Plan to increase the number of options that could be granted to each Non-Employee director to 10,000 shares.

    In June 1996, the Board of Directors adopted and stockholders approved at the January 1997 Annual Meeting of Stockholders, the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Plan"). Pursuant to the 1997 Plan, options to purchase 50,000 shares of common stock may be granted only to directors of the Company or any subsidiary who are not otherwise employees of the Company or any subsidiary. The exercise price of options granted under the 1997 Plan is the fair market value of the Common Stock on the date of grant.
The 1997 Plan provides each new Non-Employee Director who is elected to the Board shall be granted an option to acquire 5,000 shares, effective as of the date he or she is first elected to the Board; provided, however, that upon such first election, a new Non-Employee Director shall not receive a grant under both this Plan and the 1988 Plan.

    The Board of Directors shall determine under which Plans grants shall be made. Every four (4) years from the date on which a Non-Employee Director was last granted a Non-Employee Director option, whether under either Plan, that Non-Employee Director shall be granted an option to acquire 5,000 shares, effective as of the date of that fourth anniversary. No options were granted under the 1997 Plan as of July 31, 1998.

    Options granted under both Plans are exercisable for a nine-year period commencing one year after the date of grant. During that exercise period, subject to the occurrence of certain events, options may be exercised only to the extent of (a) 33 1/3% of the number of shares covered by the option one or more years after the date of grant, (b) 66 2/3% of the number of shares subject to the option two or more years after the date of grant, and (c) 100% of the number of shares subject to the option three or more years after the date of
grant.   Both Plans are administered by members of the Company's Board of
Directors.

     The following table sets forth options granted pursuant to the 1988 Plan as of July 31, 1998:

              Date of   Options   Option  Options    Options     Options
              Grant     Granted   Price   Exercised  Exercisable Unexercisable
Dr. Wilson     2/01/88    5,000     $  7.37   5,000      ---         ---
Dr. Wilson     6/12/96    5,000     $27.750    ---       3,333       1,667
Mr. Voboril    6/12/91    5,000     $10.875   5,000      ---         ---
Mr. Voboril    6/12/96    5,000     $27.750    ---       3,333       1,667
Dr. Steinhauer10/08/93    5,000     $14.750    ---       5,000       ---
Dr. Steinhauer 6/12/96    5,000     $27.750    ---       3,333       1,667

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth information as to all persons (including any "group", as defined in section 13(d)(3) of the Exchange Act) known by the Company to have owned beneficially 5% or more of its Common Stock, $.05 par value, as of August 31, 1998:

                                    Amount and Nature of      Percent
       Name and Address             Beneficial Ownership      of  Class

     Bernard M. Gordon Charitable   4,720,192 shares (1)(2)   37.3% (1)(2)
     Remainder Unitrust
       Bernard M. Gordon
       Julian Soshnick
       Gerald P. Bonder, Trustees
        8 Centennial Drive
        Peabody, MA  01960

     T. Rowe Price                  1,733,300 shares (3)      13.7% (3)
        100 East Pratt Street
        Baltimore, MD 21202

     Private Capital Management Inc.   898,195 shares (3)      7.1% (3)
        3003 Ninth Street
        Naples, FL  33940

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

(3) The Company has been advised by T. Rowe Price and Private Capital Management Inc. that in their capacity as investment advisors they may be deemed a beneficial owner on August 31, 1998, of 1,733,300 shares, or 13.7% of the Company's Common Stock and 898,195 shares, or 7.1% of the Company's Common Stock, respectively.

(b) The following table sets forth information as to ownership of the Company's Common Stock, $.05 par value, by its directors and by all directors and executive officers as a group, as of August 31, 1998:

                                      Amount and Nature of       Percent
          Identity of Person          Beneficial Ownership(1)    of Class
          Bernard M. Gordon           4,720,192 shares (2)(3)      37.3%

          Bruce R. Rusch                 33,750 shares (4)          *

          John A. Tarello                30,000 shares              *

          M. Ross Brown                   7,500 shares (4)          *

          Gerald L. Wilson                5,333 shares (5)          *

          Edward F. Voboril               3,333 shares (5)          *

          Bruce W. Steinhauer             8,333 shares (5)          *

          All Directors and Executive
          Officers as a group
          (8 persons)                 4,839,691 shares (4)(5)      38.3%

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

Item 13.   Certain Relationships and Related Transactions

(a) Mr. Bernard M. Gordon owns a 48% interest and Mr. Bernard L. Friedman, the Company's former Vice Chairman of the Board (Mr. Friedman resigned on July 31, 1993), owns a 52% interest in a limited partnership (Audubon Realty), which owns the Danvers, Massachusetts facilities leased by the Company for a term to July 31, 2001. These facilities include a 50,000 square foot building completed in 1978; a 40,000 square foot addition to that building, completed in 1982; and an 80,000 square foot building which the Company moved into during 1980. The fixed annual rent on the entire 170,000 square feet was increased from $1,125,000 to $1,164,000 effective March 1, 1998, and shall be adjusted as of March 1 every third year to reflect increases in the cost of living. A total of 155,000 square feet of the facilities are sublet on a self-renewing lease to Siemens Medical Electronics, Inc. for a term which as presently extended will end on December 1, 2000, subject to an eighteen-month notice of cancellation, on a triple-net basis.

    Mr. Gordon owns a 48% interest and Mr. Friedman owns a 52% interest in a limited partnership which owns the facility located at 360 Audubon Road, Wakefield, Massachusetts, which is leased by the Company for a term to July 31, 2003. This facility has been utilized by the Company for manufacturing and office space since May 1, 1981. The fixed annual rent for this facility was increased from $315,000 to $333,000 effective May 1, 1996, and shall be adjusted as of May 1 every third year to reflect increases in the cost of living.

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

(d) Transactions with Promoters:

    None

                                 PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K
                                                               Page
                                                               Number

  (a)   1.     Financial Statements

               Report of independent accountants                 32

               Consolidated balance sheets at
               July 31, 1998 and 1997                            33

               Consolidated statements of income for
               the years ended July 31, 1998, 1997, and 1996     34

               Consolidated statements of stockholders'
               equity for the years ended July 31, 1998,
               1997, and 1996                                    35

               Consolidated statements of cash flows for
               the years ended July 31, 1998, 1997, and 1996     36

               Notes to consolidated financial statements      37 - 53

        2.     Financial Statement Schedule

               II  -  Valuation and qualifying accounts          54

               Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto.

        3.     Exhibits  -  See Index to Exhibits              55 - 59

  (b)          Report on Form 8-K

               No reports on Form 8-K were filed by the
                registrant during the quarter ended
                July 31, 1998.


SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ANALOGIC CORPORATION

Date:    October 5, 1998    By      /s/  Bernard M. Gordon
                                         Bernard M. Gordon
                                         Chairman of the Board and
                                         Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    October 5, 1998            /s/ Bernard M. Gordon
                                        Bernard M. Gordon
                                        Chairman of the Board,
                                        Chief Executive Officer and
                                        Director

Date:    October 5, 1998            /s/ Bruce R. Rusch
                                        Bruce R. Rusch
                                        President,
                                        Chief Operating Officer and
                                        Director

Date:    October 5, 1998            /s/ John A. Tarello
                                        John A. Tarello
                                        Senior Vice President, Treasurer
                                        and Director

Date:    October 5, 1998            /s/ M. Ross Brown
                                        M. Ross Brown
                                        Vice President and Director

Date:    October 5, 1998            /s/ Bruce W. Steinhauer
                                        Bruce W. Steinhauer
                                        Director

Date:    October 5, 1998            /s/ Edward F. Voboril
                                        Edward F. Voboril
                                        Director

Date:    October 5, 1998            /s/ Gerald L. Wilson
                                        Gerald L. Wilson
                                        Director


                    REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Analogic Corporation
Peabody, Massachusetts


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                               PricewaterhouseCoopers LLP





Boston, Massachusetts
September 2, 1998
Analogic Corporation and Subsidiaries
Consolidated Balance Sheets (000 omitted)

                                                       JULY 31,

                                                    1998        1997
                                                             <
Assets
  Current assets:
    Cash and cash equivalents                     $27,644     $24,954
    Marketable securities, at market               94,156      89,496
    Accounts and notes receivable,
      net of allowance for doubtful accounts
      (1998, $2,643; 1997, $1,370)                 51,834      50,728
    Accounts receivable, affiliates                 2,559       1,910
    Inventories                                    54,916      47,800
    Prepaid expenses and other current assets       6,305       6,714

           Total current asset                    237,414     221,602

  Property, plant and equipment, at cost:
     Land and land improvements                     4,252       4,252
     Buildings                                     37,092      36,853
     Property under capital leases                  6,251       6,251
     Leasehold and capital lease improvements       2,417       2,090
     Manufacturing equipment                       74,639      66,117
     Furniture and fixtures                        24,290      20,737
     Motor vehicles                                 1,105         926

                                                  150,046     137,226

     Less accumulated depreciation and
       amortization                                95,469      88,979
                                                   54,577      48,247


  Investments in and advances to
    affiliated companies                            6,372       7,095

  Excess of cost over acquired net assets,
    net of accumulated amortization                               171

  Other assets, including unamortized
    software costs ( 1998, $3,689;
    1997, $4,437)                                   4,594       5,244

                                                 $302,957    $282,359
Liabilities and Stockholders' Equity
  Current liabilities:
     Mortgage and other notes payable              $2,950        $344
     Obligations under capital leases                 560         497
     Accounts payable, trade                       11,617      13,185
     Accrued employee compensation
       and benefits                                12,441      11,654
     Accrued warranty                               3,729       2,764
     Accrued expenses                               4,079       3,579
     Accrued income taxes                           1,320       3,449

         Total current liabilities                 36,696      35,472

   Long-term debt:
     Mortgage and other notes payable               5,983       6,333
     Obligations under captial leases               1,721       2,281
                                                    7,704       8,614
   Deferred income taxes                            3,144       3,854

   Minority interest in subsidiaries                3,828       5,538

   Excess of acquired net assets
   over cost, net                                     330         665

   Commitments

   Stockholders' equity:
     Common stock, $.05 par, authorized
     30,000,000 shares; issued 1998,
     13,852,127 shares; issued 1997,
     13,835,364 shares                                693         692
     Capital in excess of par value                23,567      22,916
     Retained earnings                            241,329     220,343
     Unrealized holding gains and losses            1,656       1,713
     Cumulative translation adjustments            (1,373)     (1,617)
                                                  265,872     244,047

     Less:
        Treasury stock, at cost (1998,
        1,205,347 shares; 1997,
        1,234,653 shares)                          13,515      14,121
        Unearned compensation                       1,102       1,710

          Total stockholders' equity              251,255     228,216

                                                 $302,957     $282,359

The accompanying notes are an integral part of these financial statements.









Analogic Corporation and Subsidiaries
Consolidated Statements of Income (000 omitted, except share data)

                                                  YEARS ENDED JULY 31,

                                                1998     1997      1996
Revenues:
 Product and service, net                      $260,517  $222,033 $205,991
 Engineering and licensing                       16,045    17,517    7,790
 Other operating revenue                         12,036    11,591   10,528
 Interest and dividend income                     5,874     5,588    6,151

 Total revenues                                 294,472   256,729  230,460

Cost of sales and expenses:
 Cost of sales:
    Product and service                         151,536   131,937  125,726
    Engineering and licensing                    14,355    10,136    7,379
    Other operating expenses                      6,091     5,959    5,627
 General and administrative                      20,326    18,070   18,463
 Selling                                         25,814    25,451   27,195
 Research and product development                36,177    33,948   29,017
 Interest expense                                   508       607      832
 (Gain) loss on foreign exchange                      4    (1,045)    (524)
 Amortization of excess of cost over acquired
 net assets                                                   204      306
 Amortization of excess of acquired net assets
 over cost                                         (335)     (645)    (542)

 Total cost of sales and expenses               254,476   224,622  213,479

Income from operations                           39,996    32,107   16,981

Gain on sale of marketable securities               997               (821)
Equity in loss of unconsolidated affiliates      (3,616)   (2,374)
Loss on investment                                 (400)   (1,742)

Income before income taxes and minority interest 36,977    27,991   16,160

Provision for income taxes                       11,991     6,631    4,241

Minority interest in net income (loss)
of consolidated subsidiaries                      1,098     1,270   (1,146)

Net income                                      $23,888   $20,090  $13,065


Earnings per common and common
  equivalent share:
          Basic                                   $1.89     $1.60    $1.05

          Diluted                                $1.87     $1.58    $1.04

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1998, 1997 and 1996 (000 omitted, except share data)

                           Common stock             Capital in
                                                    excess of      Retained
                           Shares  Amount           par value      earnings

Balance, July 31, 1995  13,691,925    685            20,517         191,938

Shares issued pursuant
 to stock grants,
 net of cancellations       20,500      1               275          (9,500)

Shares issued pursuant
 to stock options           55,189      2               521           14,100
Purchases of treasury stock
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                                    31
Income tax reduction relating
  to stock options                                      246
Translation adjustments for
the year                                                              (1,307)
Net income for the year                                               13,065
Dividends paid ($0.18 per share)                                      (2,242)
Unrealized holding gains and
losses for the period                                  88
Other                                                  (177)
Balance, July 31, 1996      13,767,614    688        21,413

Shares issued pursuant to
  stock grants, net of
  cancellations                              10,500       1              231
Shares issued pursuant to
  stock options                              57,250       3              904
Amounts related to employee
  stock purchase plan                                    84
Income tax reduction relating
  to stock options                                      284
Tanslation adjustments for the year
Net income for the year                                               20,090
Dividends paid ($0.20 per share)                    (2,508)

Balance, July 31, 1997         13,835,364   $692   $22,916           $220,343

Shares issued pursuant to
  stock grants, net of
  cancellations                     3,000              (70)
Shares issued pursuant to
  stock options                    13,763      1       176
Amortization of
  unearned compensation
Amounts related to employee
  stock purchase plan                                   81
Income tax reduction relating
  to stock options                                     255
Net income for the year                                                23,888
Dividends paid ($0.23 per share)                                       (2,902)
Other                                                  209
Balance, July 31, 1998     13,835,127   $693       $23,567            $241,329

The accompanying notes are an integral part of these financial statements. Balance, July 31, 1995


                                                         Treasury Stock
                         Unrealized       Cumulative
                         holdings         translation
                         gains and losses adjustments    Shares      Amount
Balance                  $2,004           $2,846         (1,269,280) (14,470)

Shares issued
pursuant to
stock grants,                                                (9,500)      (1)
net of cancellations
Shares issued
pursuant to
stock options                                                14,100       147
Purchases of
treasury stock                                              (17,500)    (345)
Amortization of
unearned compensation
Amounts related to
employee stock purchase
plan                                                          9,107       102
Other                                                                      17
Balance, July 31, 1996                                   (1,273,073)   (2,143)

Shares issued pursuant
to stock grants, net
of cancellations                                             (6,500)
Shares issued pursuant to
stock options                                                39,249        369
Amounts related to employee
stock purchase plan                                           5,671         60
Balance, July 31, 1997                                   (1,234,653)   (14,121)

Shares issued pursuant
to stock grants, net of
cancellations                                               (10,000)
Shares issued pursuant
to stock options                                             33,299        500
Amounts related to
employee stock
purchase plan                                                 6,007        106
Balance, July 31, 1998                                   (1,205,347)  ($13,515)

                                                                   Total
                                                 Unearned        Stockholders'
                                               compensation        equity

Balance, July 31, 1995                          ($2,627)          $200,893

Shares issued pursuant
to stock grants                                    (275)
Shares issued pursuant
to stock options                                                       670
Purchases of treasury stock                                           (345)
Amortization of unearned
compensation                                        759                759
Amounts related to employee
stock purchase plan                                                    133
Income tax reduction
relating to stock options                                              246
Translation adjustments
for the year                                                        (1,307)
Net income for the year                                             13,065
Dividends paid ($0.18 per share)                                    (2,242)
Unrealized hold gains and losses
for the period                                                          88
Other                                                                 (160)
Balance, July 31, 1996                              (2,143)        211,800

Shares issued pursuant to
stock grants, net of cancellactions                   (231)
Shares issued pursuant to
stock options                                                        1.276
Amortization of unearned compensation                  664             664
Amounts related to employee stock purchase plans                       145
Income tax reduction relating to stock options                         284
Translation adjustments for the year                                (3,156)
Net income for the year                                             20,090
Dividends paid ($0.20 per share)                                     (2,508)
Unrealized holding gains and losses for the period                     (379)
Balance, July 31, 1997                              (1,710)         228,216


Shares issued pursuant to stock grants,
net of cancellations                                    70
Shares issued pursuant to stock options                                 677
Amortization of unearned compensation                  538              538
Amounts related to employee stock purchase plan                         187
Income tax reducation relating to stock options                         255
Translation adjustments for the year                                    244
Net income for the year                                              23,888
Dividends paid ($0.23 per share)                                     (2,092)
Unrealized hold gains and losses for the period                         (57)
Other                                                                   209
Balance, July 31, 1998                             ($1,102)         251,255

The accompanying notes are an integral part of these financial statements.


Analogic Corporation and Subsidiaries
Consolidated Statements of Cash Flows  (000 omitted)

                                                  Years Ended July 31,
                                             1998      1997      1996
                                         -------------------------------
Cash flows from operating activities:
    Net income                            $23,888   $20,090   $13,065
                                         ------------------------------
    Adjustments to reconcile net income
    to net cash provided by
     operating activities:
      Deferred income taxes                    465   (3,153)       177
      Depreciation                           8,244     5,805     6,203
      Amortization of capitalized software   2,406     3,115     2,325
      Amortization of excess of cost over
      net acquired assets                                204       306
      Amortization of excess of acquired
      net assets over cost                    (335)     (645)     (542)
      Amortization of other assets
      (deferred charges)                                  32       (32)
      Minority interest in net income
      (losses) of consolidated
      subsidiaries                           1,098     1,270    (1,146)
      Provision for losses on
      accounts receivable                    1,273       (56)       65
      Provision for loss on
      marketable securities                            1,742
      Gain on sale of marketable securities   (997)
      Gain on sale of equipment                (25)      (62)      (40)
      Equity in loss of unconsolidated
      affiliates                             3,616     2,374       821
      Impairment on investment                 400
      Compensation from stock grants           538       664       759
        Changes in operating assets
        & liabilities
           Decrease (increase) in assets:
             Accounts and notes receivable  (3,281)   (5,766)   (1,403)
             Inventories                    (7,116)    2,432    (3,945)
             Prepaid expenses and other
             current assets                   (512)     (124)      399
             Other assets                      (52)      (21)     (426)
           Increase (decrease) in
           liabilities:
             Accounts payable, trade        (1,567)    1,746    (1,029)
             Accrued expenses and other
             current liabilities             1,425     2,022      (715)
             Accrued income taxes           (1,875)    1,735       412
                                           -----------------------------
    Total adjustments                        3,705    13,314     2,189
                                           -----------------------------
    Net cash provided by
    operating activities                    27,593    33,404    15,254
                                           -----------------------------
Cash flows from investing activities:
    Investments in and advances to
    affiliated companies                    (3,340)   (1,340)   (2,376)
    Additions to property, plant and
    equipment                              (14,598)   (6,301)   (6,233)
    Capitalized software                    (1,658)   (1,480)   (1,985)
    Proceeds from sale of property,
    plant and equipment                         49        67       119
    Purchases of marketable securities     (29,770)  (19,460)  (21,650)
    Maturities of marketable securities     25,053    10,352    26,627
    Proceeds from sale of marketable
    securities                              997
                                            ----------------------------
    Net cash used by investing activities  (23,267)  (18,162)   (5,498)
                                            ----------------------------
Cash flows from financing activities:
    Proceeds from  (payments of)
    overdraft facility                       2,600    (3,305)    3,305
    Payments on debt and capital lease
    obligations                               (841)     (780)     (758)
    Purchase of common stock for treasury                         (345)
    Purchase of common stock of majority
    owned subsidiary                                              (160)
    Issuance of common stock pursuant to
    stock options and employee stock
    purchase plan                              863     1,421       803
    Dividends paid to shareholders          (2,902)   (2,508)   (2,242)
    Purchase of minority interest           (1,600)             (3,416)
                                            -----------------------------
    Net cash used by financing activities   (1,880)   (5,172)   (2,813)
                                            -----------------------------
    Effect of exchange rate changes on cash    244    (3,156)   (1,307)
                                            -----------------------------
    Net increase (decrease) in cash and
    cash equivalents                         2,690     6,914     5,636
                                            -----------------------------
Cash and cash equivalents,
beginning of year                           24,954    18,040    12,404
                                            -----------------------------
Cash and cash equivalents, end of year     $27,644   $24,954   $18,040

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

  Product, service, engineering and licensing export revenue, primarily from customers in Europe and Asia, amounted to approximately $92,292,000 or 33%, $81,395,000 or 34%, and $77,600,000 or 36% of total product, service, engineering and licensing revenue for the years ended July 31, 1998, 1997 and 1996, respectively.

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



                  ANALOGIC CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.Summary of business operations and significant accounting policies:
  (continued)

  (d)  Revenue recognition:

         Revenues are recognized when a product is shipped or a service is performed. For certain transactions, at the request of the customer and upon completion of the manufacturing process and acceptance of title by the customer, the Company stores inventory pending shipping instructions and recognizes revenue. Accounts receivables related to such sales were approximately $668,000 and $4,684,000 at July 31, 1998 and 1997, respectively.

  (e)  Capitalized software costs:

       The Company capitalizes certain computer software costs, after technological feasability has been established, which are amortized utilizing the straight-line method over the economic lives of the related products not to exceed three years.
       Accumulated amortization approximated $15,127,000 and $12,721,000 at July 31, 1998 and 1997, respectively.

  (f)  Warranty costs:

         The Company provides for estimated warranty costs as products are shipped.

  (g)  Income taxes:

         The Company does not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

  (h)  Earnings per share:

         Basic per-share earnings is based upon the weighted average common shares outstanding during the year. Diluted per-share earnings is based upon the weighted average common shares and potential new shares from stock options. The number of shares utilized in the basic per-share computations were 12,614,303, 12,553,628 and 12,454,728 in fiscal 1998, 1997 and 1996. The number of shares utilized in the diluted per-share computations are 12,793,027, 12,701,800, and 12,562,175, in fiscal 1998, 1997, and
        1996, respectively.

  (i)  Cash and cash equivalents:

         The Company considers all short-term deposits with an original maturity of three months or less at acquisition date to be cash equivalents. Cash equivalents amounted to approximately
        $28,684,000 and $23,956,000 at July 31, 1998 and 1997,
        respectively.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.Summary of business operations and significant accounting policies:
  (continued)

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

  (l)  Accounting Standards:

        Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments
        of an   Enterprise and Related Information," will be adopted in
        fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers and adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations, or business practices. The disclosure requirements are being reviewed.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes a new model of accounting for derivative and hedging activities and supersedes and amends a number of existing standards. The provisions of SFAS 133 are effective for all fiscal quarters of years beginning after June 15, 1999. The Company believes that this statement will not have an impact on the financial position, results of operations, or cash flows, as the Company does not hold any derivative instruments or engage in hedging activities at the present time.

   (m)  Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.






                    ANALOGIC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Business combinations:

  The Company's subsidiary, Camtronics, has entered into an agreement with the three founding stockholders ("Founders") who are also active employees of Camtronics. The agreement requires Camtronics to purchase up to 5% of the shares of common stock originally issued to the Founders at their option during each fiscal year beginning in 1992 pursuant to a predetermined formula. If a Founder does not exercise his right to cause Camtronics to purchase his outstanding shares, such rights shall not lapse, but shall be cumulative and may be exercised thereafter. The Company's ownership of Camtronics increased from approximately 65% in fiscal 1992 to approximately 77% in fiscal 1998, as a result of the Founders exercising their rights to sell 5% of their shares during this period, and in addition during May 1998, the Company purchased from one of the founders of Camtronics his entire equity interest in Camtronics for $1,600,000. The carrying value of the Company's total investment in Camtronics exceeded its portion of underlying equity in net assets by approximately $1,453,000. This excess is being amortized over a 10 year period. Accumulated amortization amounted to $1,453,000 and $1,282,000 as of July 31, 1998 and 1997, respectively.

  As of January 1, 1993, the Company acquired an interest of approximately 57% in a newly-formed company, B - K Ultrasound Systems A/S ("B - K"), for $3,607,000 in cash and a subordinated interest free short-term loan of $3,500,000 which was converted into equity on July 31, 1993.
  The Company's ownership interest was adjusted upward to 59% in fiscal 1994 in accordance with the shareholders' agreement. B - K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B - K's operations have been included in the Company's consolidated financial statements since January 1, 1993. The Company's equity in net assets of B - K exceeded the purchase price by approximately $2,662,000. This excess of acquired net assets over cost was amortized over a 5 year
  period beginning in January, 1993.   Accumulated amortization amounted
  to $2,662,000 and $2,441,000 as of July 31, 1998 and1997, respectively.
  As of July 1, 1996, the Company acquired the remaining 41% interest in B - K for $3,416,000 in cash. The Company's equity in net assets of B - K exceeded the purchase price for this portion of the investment by approximately $565,000. This excess is being amortized over a five year period beginning July 1, 1996. Accumulated amortization amounted to $236,000 and $123,000 as of July 31, 1998 and 1997, respectively.





                     ANALOGIC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Marketable securities:

  Marketable securities are categorized as available-for-sale securities and summarized as follows:


                                                      Gross Unrealized

  July 31, 1998              Cost        Fair Value   Gain      Loss
  Debt securities issued
  by various state and
  local municipalities
  and agencies             $92,500,000   $94,156,000 $1,688,000 ($32,000)

  July 31, 1997

  Debt securities issued
  by various state and
  local municipalities
  and agencies             $87,783,000   $89,496,000 $1,735,000 ($22,000)

  Contractual maturities range from one to eight years, with the majority five years or less.

4.   Inventories:

  The components of inventory are as follows:

                                                July 31
                                        1998                1997
  Raw materials                    $25,226,000         $19,166,000
  Work-in-process                   18,845,000          18,381,000
  Finished goods                    10,845,000          10,253,000
                                   $54,916,000         $47,800,000

                     ANALOGIC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Investments in and advances to affiliated companies:

  The Company owns 50% of Analogic Scientific, Inc. ("Scientific"), a joint venture corporation with Kejian Corporation of The People's Republic of China. The Company's original investment of $1,500,000 has been accounted for using the equity method of accounting. The Company's share of
  Scientific's loss amounted to   $575,000 in fiscal 1998 and $425,000 in
  fiscal year 1997. The Company did not report any income or loss in fiscal year 1996 related to this investment. During fiscal 1996 the Company invested an additional $500,000 in Scientific. The carrying value of this investment was $5,200,000 at July 31, 1998 and $5,775,000 at July 31, 1997.
  Transactions with Scientific for fiscal years 1998, 1997 and 1996 consisted of revenues of approximately $1,116,000, $526,000 and $735,000, respectively. At July 31, 1998 and 1997, accounts receivable from this affiliate were $977,000 and $668,000, respectively.

  On February 13, 1996, the Company acquired 1,715,384 shares of Park Meditech Inc. Common Stock and an 11% Convertible Unsecured Subordinated Debenture in the principal amount of $750,000 in consideration of the cancellation of the Convertible Subordinated Promissory Note in the amount of $1,500,000 and 200,000 Common Share purchase warrants. With certain restrictions, the Convertible Unsecured Subordinated Debenture could be converted into Common Shares at a price of $1.20 (Canadian) per Common Share. The Company loaned Park Meditech, Inc. $221,000 in December 1996, and an additional $294,000 in February, 1997, both of which were structured as promissory notes with interest at 11% secured by all of the assets of Park Meditech, Inc.. The debenture and both promissory notes have been written off in fiscal 1998.

  On July 3, 1997 Park Meditech, Inc's subsidary, Park Medical Systems, filed for assignment in bankruptcy. A trustee was appointed to sell the assets of
  Park Medical Systems, which includes patents on imaging technology.   In view
  of this filing, the Company recognized the impairment of its investment in
  Park   Meditech, Inc. and wrote off the remaining carrying value of
  $1,742,000 in Fiscal 1997.

  On February 22, 1996, the Company invested $2,000,000 for a 33% interest in a privately held company which designs and will manufacture medical imaging equipment. Effective May 1, 1997, the Company increased its interest from 33% to 50% with an investment of $340,000. In June, 1997 the Company and the other investor each invested an additional $1,000,000. During fiscal year 1998, the Company and the other investor each invested $3,340,000. The carrying value of this investment was $422,000 at July 31, 1998 and $570,000 at July 31, 1997. Transactions with this privately held company for fiscal years 1998 and 1997 consisted of revenues of approximately $8,678,000 and $5,406,000, respectively. At July 31, 1998 and 1997, accounts receivable from this company were $1,582,000 and $1,243,000, respectively.

  The Company's $750,000 investment in a limited partnership is accounted for using the cost method, as the Company is a limited partner, and accordingly, has no influence over the partnership. During fiscal 1998, the Company received a distribution of stock in a publicly traded company from the limited partnership. The Company sold this stock for a gain of $997,000.

                     ANALOGIC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   Mortgage and other notes payable:

  Mortgage and other notes payable consists of the following:

                                                    July 31
                                            1998              1997
  3% mortgage note payable,
  due 2017, payable quarterly,
  collateralized by land, office
  and manufacturing facilities         $5,133,000           $5,327,000

  Business Development Revenue
  Bonds, interest of approximately
  5% payable quarterly, annual
  principal payments of $150,000
  through September 1, 2005,
  collateralized by land, office
  and manufacturing facilities           1,200,000           1,350,000

  Unsecured bank line of credit
  with monthlyinterest indexed to
  LIBOR Funds Index
  (1/2% below Prime)                     2,600,000
                                         8,933,000           6,677,000
  Less current portion                   2,950,000             344,000

                                       $ 5,983,000         $ 6,333,000

  Principal maturities in each of the next five fiscal years on the above notes are as follows: 1999, $2,950,000; 2000, $356,000; 2001, $363,000; 2002,
  $369,000; 2003, $376,000.

7.Lease commitments and related party transactions:

  The Company leases three operating facilities from a partnership in which the Chairman and the former Vice Chairman are partners under leases that have been accounted for as capital leases. Certain leases contain contingent rentals based upon cost of living adjustments. Contingent rentals were not significant in 1998, 1997 and 1996.

  Property under capital leases is included in property, plant and equipment, as follows:

                                                    July 31
                                         1998                 1997
  Land and buildings                 $6,251,000         $ 6,251,000
  Less accumulated amortization       5,389,000           5,085,000
   Net capital lease assets          $  862,000          $1,166,000

               ANALOGIC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.Lease commitments and related party transactions:  (continued)

  Certain of the Company's subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases expire through 1999 and contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

  Rent expense approximated $513,000, $531,000 and $534,000 (net of sublease income of $1,144,000, $1,188,000 and $1,186,000) in fiscal 1998, 1997 and
  1996, respectively.

  The following is a schedule by year of future minimum lease payments at July 31, 1998:

                                             Capital        Operating
     Fiscal Year                               Leases         Leases
        1999                                 $  812,000     $414,000
        2000                                    812,000       44,000
        2001                                    812,000       26,000
        2002                                    213,000
        2003                                    213,000

                                             $2,862,000     $484,000
  Less amount representing
    interest, at 9.5% - 17.6%                   581,000

     Present value of minimum lease
       payments (includes current
       portion of $560,000)                  $2,281,000

  Future minimum lease payments under capital leases have not been reduced for sublease rental income of approximately $1,144,000.

  Included in accounts and notes receivable are $200,000 of convertible debentures from UltraAnalog, Inc., a manufacturer of analog-to-digital and digital-to-analog converters. Bernard M. Gordon, the Company's Chairman, owns 72% of the outstanding common stock of UltraAnalog, Inc. which the Company, solely at its option, has the right to acquire at his cost.

8.   Stock option and stock bonus plans:

  At July 31, 1998, the Company had three key employee stock option plans; two of which have lapsed as to the granting of options. In addition, the Company has one key employee stock bonus plan, two non-employee director stock option plans and one employee stock purchase plan.

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

  Under the Company's key employee stock bonus plan, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plan may not dispose or otherwise transfer stock granted for three years from date of grant. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Amortization of $538,000, $663,000 and $759,000 were recorded in fiscal 1998, 1997 and 1996, respectively.

  Under the employee stock purchase plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding fair market value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 6,007 in 1998, 5,671 in 1997, and 9,107 in 1996.

  At July 31, 1998, 844,068 shares were reserved for grant under the above stock option, bonus and purchase plans.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Stock option and stock bonus plans:  (continued)

  The following table sets forth the stock option transactions for the years ended July 31, 1998, 1997, and 1996:

                      1998                          1997

                      Weighted                      Weighted
                      Average          Number       Average        Number
                      price per        of           price per      of
                      share            shares       share          shares

Options outstanding,
beginning of year     $22.41           460,814       $18.42         489,788


Options granted        39.18           125,225        30.98         111,400


Options exercised      14.39           (47,062)       13.22         (96,499)


Options cancelled                      (61,225)                     (43,875)

Options outstanding,
end of year            27.25           477,752        22.41         460,814

Options exercisable,
end of year            17.06            91,739        15.44          66,934

                                1996

Options outstanding,
beginning of year     $14.50           446,502

Options granted        25.64           151,000

Options exercised       9.68           (69,289)

Options cancelled                      (38,425)

Options outstanding,
end of year            18.42           489,788

Options exercisable,
end of year            12.56            94,964

The following table summarizes information about stock options outstanding at July 31, 1998:

                                Options Outstanding

                                              Weighted-Avg
Range of               Number                 Remaining
Exercise               Outstanding            Contractual      Weighted-Avg
Prices                 As of 7/31/98          Life (years)     Exercise Price

$8.25 - 11.75           11,875                1.23             $10.14
14.13 - 18.00          124,989                3.63              16.71
18.25 - 28.75          156,163                5.52              25.68
30.50 - 44.00          184,725                7.21               6.81
$8.25 - 44.00          477,752                5.57             $27.25


                           Options Exercisable

                       Number                 Weighted-Avg
                       Exercisable            Exercise Price
                       As of 7/31/98

                        11,875                $10.14
                        57,286                 16.37
                        22,578                 22.46
                             0                     0
                        91,739                 17.06



                   ANALOGIC CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Stock option and stock bonus plans:  (continued)

  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company has not adopted the fair value method of accounting for employee stock-based compensation but will instead comply with the pro forma disclosure requirements. The fair value method of the Company's stock options was estimated using the Black-Scholes option pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options. The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                        1998                1997
Expected life (in years)                   8                   7
Volatility                                38%                 38%
Risk-free interest rate                 5.78%               6.54%
Dividend yield                            .6%                 .5%

  The weighted-average estimated fair value of stock options granted during fiscal 1998 and fiscal 1997 was $19.71 and $15.30 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:

Years Ended July 31, (in thousands, except per share amounts)
                                                     1998         1997
Net income
     As reported                                  $23,888      $20,090
     Pro forma                                    $23,521      $19,847
Net income per share
     As reported - Basic                            $1.89        $1.60
     Pro forma - Basic                              $1.86        $1.58

     As reported - Diluted                          $1.87        $1.58
     Pro forma - Diluted                            $1.84        $1.56



  Because SFAS 123 is applicable only to options granted subsequent to July 31, 1995, its pro forma effect will not be fully reflected until approximately 2000.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Profit sharing retirement plan:

  The Company has a qualified Profit Sharing Retirement Plan for the benefit of eligible employees. The plan provides that the Company shall make contributions from current or accumulated earnings as determined by the Board of Directors.
  The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. The Company contribution amounted to $1,000,000 in 1998, $900,000 in 1997, $700,000 in 1996.

  The Company has 401(K) plans under which employees can contribute up to 15% of their annual base income, not to exceed the maximum amount allowable under the Internal Revenue Code in any one calendar year.

10.Interest:

  Total interest incurred amounted to $659,000, $779,000, and $1,002,000 in 1998, 1997, and 1996, respectively, of which $151,000 in 1998, $172,000 in
  1997 and  $170,000 in 1996 was capitalized.

11.Income taxes:

  The components of the provision for income taxes are as follows:

                                                 July 31
                                 1998             1997              1996
  Current income taxes:
   Federal                      $8,606,000     $7,495,000     $3,757,000
   State and foreign             2,920,000      2,289,000        307,000
                                11,526,000      9,784,000      4,064,000
  Deferred income taxes
   benefit):
   Federal                          67,000     (2,594,000)      187,000
   State and foreign               398,000       (559,000)      (10,000)
                                   465,000     (3,153,000)       177,000
                               $11,991,000     $6,631,000     $4,241,000

  The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:




                                                     July 31
                                    1998            1997           1996
  Unrealized equity gain/loss    1,036,000   ($1,642,000)     ($369,000)
  Capitalized software           (411,000)      (494,000)         26,000
  Depreciation                     436,000        264,000        598,000
  Bad debts                        (25,000)       23,000        (59,000)
  Inventory valuation            (219,000)      (379,000)       (78,000)
  Benefit plans                     49,000        (6,000)      (175,000)
  Net capital and
    operating loss carryforwards    85,000      (368,000)
  Other items, net               (486,000)      (551,000)        234,000
                                  $465,000   ($3,153,000)       $177,000







































                   ANALOGIC CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Income taxes: (continued)

    Income (loss) before income taxes from domestic and foreign operations is as follows:


July 31
                                  1998            1997          1996
  Domestic                    $32,833,000      $27,382,000   $19,951,000
  Foreign                       4,144,000          609,000    (3,791,000)
                              $36,977,000      $27,991,000   $16,160,000

  The components of the deferred tax assets and liabilities are as follows:

                                        Deferred Tax       Deferred Tax
                                           Assets           Liabilities
  July 31, 1998
  Depreciation                                              $ 3,912,000
  Bad debt allowance                      $   206,000
  Capitalized interest and other costs       539,000           447,000
  Inventory                                   619,000
  Warranty                                  1,050,000
  Benefit plans                             1,297,000
  Lease transactions                          568,000
  Unrealized equity gain/loss               2,476,000         2,731,000
  Capitalized software                                          973,000
  Net capital and operating loss
   carryforwards                              785,000
  Miscellaneous                               780,000
                                            8,320,000         8,063,000
  Valuation allowance                             ---               ---
                                           $8,320,000       $ 8,063,000

  July 31, 1997
  Depreciation                                             $ 3,476,000
  Bad debt allowance                      $   181,000
  Capitalized interest and other costs       343,000           465,000
  Inventory                                 1,992,000
  Warranty                                    847,000
  Benefit plans                             1,346,000
  Lease transactions                          645,000
  Unrealized equity gain/loss               2,275,000         1,494,000
  Capitalized software                                        1,384,000
  Net operating loss carryforwards            870,000
  Miscellaneous                               634,000
                                            9,133,000         6,819,000
  Valuation allowance                      (1,592,000)
                                           $7,541,000        $6,819,000





                    ANALOGIC CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Income taxes:  (continued)

     Included in prepaid expenses and other current assets is $3,402,000 and $4,577,000 of current deferred tax assets at July 31, 1998 and 1997, respectively.


     A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

                                              Year Ended July 31,

1998      1997     1996
U.S. federal statutory tax rate            35%        35%      35%
  Foreign sales corporation tax benefit   ( 2 )      ( 2 )    ( 3 )
  State income taxes, net of
   federal tax benefit                       2         2        2
  Tax exempt interest                      ( 4 )     ( 4 )    ( 8 )
  Net losses of foreign
   subsidiaries not taxed                                       7
  General business credit utilized         ( 1 )     ( 1 )    ( 3 )
  Alternative minimum tax                   ---      ( 2 )    ( 3 )
  Other items, net                           2       ( 4 )    ( 1 )
  Effective tax rate                        32%       24%      26%

  As previously reported during a routine audit, the Company was notified by the Internal Revenue Service (IRS) that it proposed to adjust the Company's tax returns for the years 1990 through 1992 by increasing its tax liability for those years by $2,837,473, $2,151,574 and $1,762,849, respectively. The major claims relate to an alleged forgiveness of debt arising from the acquisition of property from a subsidiary of the FDIC and an alleged excess accumulation of earnings. During March 1998, the Company received notice from the IRS which upheld the Company's position and the proposed adjustments have been canceled.

  Two of the Company's subsidiaries have elected to be taxed as Foreign Sales Corporations (FSC).



                   ANALOGIC CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Quarterly results of operations (unaudited):

     The following is a summary of unaudited quarterly results of operations for the years ended July 31, 1998 and 1997.

                                                 Basic           Diluted
                    Total          Net           Earnings        Earnings
                  revenues       income          per share       per share
     1998
  quarters
  First          $ 63,929,000  $  4,634,000         $ .37         $ .36

  Second           71,648,000     5,681,000           .45           .45

  Third            77,377,000     6,362,000           .50           .50

  Fourth           81,518,000     7,211,000           .57           .56
     Total       $294,472,000   $23,888,000         $1.89         $1.87

  1997
  quarters
  First          $ 59,474,000  $  3,934,000         $ .31         $ .31

  Second           61,731,000     4,579,000           .37           .36

  Third            64,170,000     5,207,000           .41           .41

  Fourth           71,354,000     6,370,000           .51           .50
    Total        $256,729,000  $ 20,090,000        $ 1.60         $1.58

13.  Transactions with major customers and industries:

     One export customer accounted for approximately $45,000,000 and $41,000,000 or 16% and 17%, of total product, service, engineering and licensing revenue in 1998 and 1997, respectively. Another export customer accounted for approximately $30,000,000 or 14% of total product, service, engineering and licensing revenue in 1996. Of the total product, service, engineering and licensing revenue, one domestic customer accounted for approximately $21,000,000 or 8%, and $20,000,000 or 8%, in 1998 and 1997, respectively. Another domestic Customer accounted for approximately $18,800,000 or 9% in 1996.

     The Company's ten largest customers accounted for approximately 56% of product, service, engineering, and licensing revenue during fiscal 1998.

    Medical Technology Products, consisting primarily of electronic subsystems for medical imaging equipment,accounted for approximately 74% of product, service, engineering, and licensing revenue in fiscal 1998.
                    ANALOGIC CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.  Supplemental disclosure of cash flow information:

    During fiscal years 1998, 1997, and 1996, interest paid amounted to $586,000, $745,000, and $970,000, respectively.

    Income taxes paid during fiscal years 1998, 1997, and 1996 amounted to $13,114,000, $8,103,000, and $3,040,000, respectively.

15.  Fair value of financial instruments:

    The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The Company believes similar terms for mortgage and other notes payable would be attainable. The fair value of marketable securities are estimated based on quoted market prices for these securities.

16.  Foreign Operations

    Financial information relating to the Company's foreign and domestic operations for fiscal years 1998, 1997, and 1996 are as follows:

  FY 1998                         Foreign     Domestic       Total
  Revenue                        $30,192,000 $264,280,000    $294,472,000
  Income from operations           3,697,000   36,299,000      39,996,000
  Identifiable assets             25,733,000  277,224,000     302,957,000

  FY 1997
  Revenue                        $25,697,000 $231,032,000   $256,729,000
  Income from operations             609,000   31,498,000     32,107,000
  Identifiable assets             20,370,000  261,989,000    282,359,000
  FY 1996
  Revenue                        $26,377,000 $204,083,000   $230,460,000
  Income(loss)from operations     (3,791,000)  20,772,000     16,981,000
  Identifiable assets             23,891,000  241,271,000    265,162,000

17.  Year 2000

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








                    ANALOGIC CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Year 2000: (continued)

     The Company has undertaken considerable effort to assess the actions and resources that will be required to make its systems Year 2000 compliant. Currently, the Company is utilizing both internal and external resources to upgrade its computer hardware and software systems. The Company is also identifying and implementing changes to other information systems which are not being replaced in order to make them Year 2000 compliant.

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

     The Company currently estimates that Year 2000 costs over the next two fiscal years will range from $4.0 million to $6.0 million. The estimated costs are based on management's best projections, yet there can be no guarantee that those forecasts will be achieved and actual results could differ materially from those anticipated. The cost of the project will be funded through operating cash flows.
                      ANALOGIC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Column A                     Column B               Column C
                                                    charged to   Additions
                             Balance at             profit and   charged
                             beginning              loss or      to other
Description                  of period              income       accounts     of
period


Year ended July 31, 1998:
  Allowance for doubtful accounts        $1,370,000  $1,329,000               ($56,000)
$2,643,000
  Deferred tax valuation allowance        1,592,000
(1,592,000)                                     0


Year ended July 31, 1997
  Allowance for doubtful accounts        $1,426,000    $252,000              ($308,000)
$1,370,000
  Deferred tax valuation allowance        4,231,000                         (2,639,000)
1,592,000


Year ended July 31, 1996:
  Allowance for doubtful accounts        $1,361,000    $185,000              ($120,000)
$1,426,000
  Deferred tax valuation allowance        1,491,000   3,720,000               (980,000)
4,231,000






                                INDEX TO EXHIBITS


       TITLE                                   INCORPORATED BY REFERENCE TO


3.1   Restated Articles of Organization,       Exhibit 3.1 to the Company's
      as amended March 15, 1988                on Form 10-K for the fiscal
      ended                                    July 31, 1988


3.2   By-laws, as amended January 27,          Exhibit 3.2 to the Company's
      1988                                     Annual Report on Form 10-K
                                               for the fiscal year ended
                                               July 31, 1988

10.1   Lease dated March 5, 1976 from          Exhibit 6(e) to the Company's
       Bernard M. Gordon to Analogic           Registration Statement on Form
                                               S-14 (File No. 2-61959)

10.2   Amendment of Lease dated                Exhibit to the Company's Report
       May 1, 1977 between Bernard M.          on Form 8-K dated May 1, 1977
       Gordon and Analogic

10.3   Lease dated January 16, 1976            Exhibit to the Company's Annual
       from Bernard M. Gordon to Data          Report on Form 10-K for the
       Precision Corporation and               for the fiscal year ended
       related Assignment of Lease             July 31, 1977
       dated October 31, 1979 from
       Data Precision Corporation to
       Analogic

10.4 (a) Lease dated October 31, 1977          Exhibit 6(d) to the Company's
         from Audubon Realty, Ltd.             Registation Statement on Form
         to Data Precision Corporation         S-14 (File No. 2-61959)
         and related letter agreement
         dated January 18, 1978

     (b) Amendment of Lease dated              Exhibit I to the Company's Annual

         June 19, 1979 between Audubon         Report on Form 10-K for the
                                               fiscal year ended
         Realty, Ltd. and Analogic             July 31, 1982

     (c) Third Amendment of Lease dated        Exhibit to the Company's Annual
Report
         August 2, 1982                        on Form 10-K for the fiscal year
ended
                                               July 31, 1982

    (d) Fourth Amendment of Lease dated        Exhibit 19.1 to Quarterly Report
on Form
        December 31, 1982                      10-Q for the three months ended
January 31, 1983
10.5  (a)Lease dated March 16, 1981 from       Exhibit II to the Company's
Quarterly
         Audubon Realty Ltd. to Analogic       Report on Form 10-Q for the three
months
                                               ended April 30, 1981

      (b)Amendment of Lease dated              Exhibit to the Company's Annual
Report
        October 31, 1984                       on Form 10-K for the fiscal year
ended
                                               July 31, 1985

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

10.10(a) Stockholder Agreement as of July 9,   Exhibits to the Company's Report
on
         1986 by and among Siemens AG,         Form 8-K dated July 31, 1986
         SCC, and Analogic including the
         following exhibits thereto

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

10.12(a) Anamass Partnership Agreement         Exhibit 10.12(a) to the Company's
Annual
         dated as of July 5, 1988              Report on Form 10-K for fiscal
year ended
         between Ana/dventure                  July 31, 1988
         Corporation and Massapea, Inc.

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

10.17    Key Employee Incentive Stock          Exhibit 10.15 to the Company's
Annual
         Option Plan dated March 14, 1983,     Report on Form 10-K for the
fiscal year
         as amended and restated on            ended July 31, 1987 (File No. 2-
95091)
         January 28, 1987

10.18    1985 Non-Qualified Stock Option       Exhibit 10.19 to the Company's
Annual
         Plan dated May 13, 1985               Report on Form 10-K for the
fiscal year
                                               ended July 31, 1985 (File No. 33-
6835)

10.19(a) Employee Qualified Stock Purchase     Exhibit G to the Company's
definitive
         Purchase Plan dated June 10, 1986     proxy statement dated December 9,
1985
                                               for the Company's Special Meeting
in
                                               lieu of Annual Meeting of
Stockholders
                                               held January 22, 1986 (File No.
33-5913)

     (b) Said Employee Stock Purchase          Exhibit A to the Company's
definitive
         Plan (as amended on October 9,        Proxy Statement dated December 1,
1997
         1997).                                for the Company's Annual Meeting
of
                                               Shareholders held January 23,
1998.

10.20    Proposed 1988 Non-Qualified           Exhibit 10.20 to the Company's
Annual
         Stock Option Plan for Non-            Report on Form 10-K for the
fiscal year
         Employee Directors                    ended July 31, 1988 (File No. 33-
27372)

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

                                  EXHIBITS


                  TITLE


21.      List of Subsidiaries

23.      Consent of PricewaterhouseCoopers LLP

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

Analogic Foreign Sales Corporation                  Virgin Islands

Analogic Securities Corporation                     Massachusetts

Anadventure II Corporation                          Massachusetts

Anadventure Delaware Corporation                    Delaware

Ana/dventure Corporation                            Massachusetts

B - K Ultrasound Systems A/S                        Denmark

B - K Medical Systems, Inc.                         Massachusetts

Camtronics Foreign Sales Corporation                Virgin Islands

Camtronics, Ltd.                                    Wisconsin

International Security Systems Corporation          Massachusetts

SKY COMPUTERS, Incorporated                         Massachusetts

SKY Limited                                         England
                                 EXHIBIT 23



                     CONSENT  OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the registration statement of Analogic Corporation on Form S-8 (File Nos. 2-95091, 33-5913, 33-6835, 33-53381, 33-27372, and 333-40715) of our
     report dated September 2, 1998 on our audits of the consolidated financial statements and financial statement schedule of Analogic Corporation at July 31, 1998 and 1997, and for the years ended July 31, 1998, 1997, and 1996, which report is included in the Annual Report on Form 10-K.




     PricewaterhouseCoopers LLP

     October 1, 1998