Form 10-Q
period 1998-10-30
ANALOGIC CORP
filed 1998-12-02
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          October 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at October 31, 1998 was 12,662,655.

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     October 31, 1998 and July 31, 1998                            3

     Consolidated Condensed Statements of Income
     Three Months Ended October 31, 1998 and 1997                  4

     Consolidated Condensed Statements of Cash Flows
     Three Months Ended October 31, 1998 and 1997                  5

     Notes to Consolidated Condensed Financial Statements        6 - 7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8 - 9


Part II Other Information                                       10 - 11

     Index to Exhibits

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)

                                                  October 31,    July 31,*
                                                    1998           1998
                                                 (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                      $ 26,637       $ 27,644
   Marketable securities, at market                 97,111         94,156
   Accounts and notes receivable, net               54,176         54,393
   Inventories                                      55,004         54,916
   Prepaid expenses and other current assets         6,377          6,305
      Total current assets                         239,305        237,414

 Property, plant and equipment, net                 56,156         54,577
 Investments in and advances to affiliated
   companies                                         5,797          6,372

 Other assets, including unamortized software
   costs (1999, $3,612; 1998, $3,689)                4,741          4,594
                                                  $305,999       $302,957

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)

                                                  October 31,    July 31,*
                                                    1998           1998
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    352       $  2,950
   Obligations under capital leases                    578            560
   Accounts payable, trade                          11,650         11,617
   Accrued employee compensation and benefits       10,162         12,441
   Accrued expenses                                  6,045          7,808
   Accrued income taxes                              3,937          1,320
   Accrued dividends payable                           759

      Total current liabilities                     33,483         36,696

 Long-term debt:
   Mortgage and other notes payable                  5,782          5,983
   Obligations under capital leases                  1,570          1,721

 Deferred income taxes                               3,183          3,144
 Minority interest in subsidiary                     3,931          3,828
 Excess of acquired net assets over cost, net
   of accumulated amortization                         302            330

 Stockholders' equity:
   Common stock, $.05 par                              693            693
   Capital in excess of par value                   23,873         23,567
   Retained earnings                               245,327        241,329
   Unrealized holding gains and losses               2,558          1,656
   Cumulative translation adjustments                  (60)        (1,373)
   Treasury stock, at cost                         (13,430)       (13,515)
   Unearned compensation                            (1,213)        (1,102)

      Total stockholders' equity                   257,748        251,255
                                                  $305,999       $302,957

* See note 2 of notes to consolidated condensed financial statements for further information.

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                                  Three Months Ended
                                                       October 31,
                                                     1998      1997
Revenues:
  Product and service, net                         $57,839   $54,523
  Engineering and licensing                          3,588     4,163
  Other operating revenue                            3,620     3,735
  Interest and dividend income                       2,119     1,508
     Total revenues                                 67,166    63,929

Costs of sales and expenses:
  Cost of sales:
     Product and service                            33,900    31,901
     Engineering and licensing                       3,021     4,364
     Other operating expenses                        1,635     1,725
  General and administrative                         5,059     4,906
  Selling                                            6,267     5,995
  Research and product development                   8,993     7,748
  Interest expense                                     115       108
  (Gain) Loss on foreign exchange                       84       (68)
  Amortization of excess of acquired
   net assets over cost                                (28)     (161)
  Amortization of excess of cost
   over acquired net assets                                       21
     Total cost of sales and expenses               59,046    56,539

Income from operations                               8,120     7,390

Gain on sale of marketable securities                            997
Equity in loss of unconsolidated affiliates         (1,088)     (974)
Impairment on investment                                        (400)

Income before income taxes and minority
  interest                                           7,032     7,013

Provision for income taxes                           2,180     2,370

Minority interest in net income of
  consolidated subsidiary                               95         9
Net income                                         $ 4,757   $ 4,634

Earnings per common share:
     Basic                                           $0.38     $0.37
     Diluted                                          0.37      0.36

Dividends declared per common share                  $0.06     $0.05

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                        Three Months Ended
                                                           October 31,
                                                         1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 4,757   $ 4,634
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                          2,600     2,265
     Amortization of capitalized software                    509       606
     Amortization of excess of cost over
      acquired net assets                                               21
     Amortization of excess of acquired net
      assets over cost                                       (28)     (161)
     Minority interest in net income of
      consolidated subsidiaries                               95         9
     Compensation from stock grants                          146       156
     Gain on sale of equipment                               (19)       (1)
     Gain of sale of marketable securities                            (997)
     Excess of equity in losses of
      unconsolidated affiliates                            1,088       974
     Impairment on investment                                          400
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                         217     4,060
       Inventories                                           (88)   (4,308)
       Prepaid expenses and other current assets            (108)     (603)
       Other assets                                         (137)      (18)
      Increase (decrease) in liabilities:
       Accounts payable, trade                                33       842
       Accrued expenses and other current liabilities     (4,006)   (3,415)
       Accrued and deferred income taxes                   2,692       236
       Accrued dividends payable                             759       630
  TOTAL ADJUSTMENTS                                        3,753       696
  NET CASH PROVIDED BY OPERATING ACTIVITIES                8,510     5,330

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (000 omitted)

                                                         Three Months Ended
                                                             October 31,
                                                           1998      1997
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies       (600)
  Additions to property, plant and equipment              (4,195)   (3,046)
  Capitalized software                                      (432)     (386)
  Purchases of marketable securities                      (2,988)  (10,631)
  Maturities of marketable securities                        935     5,555
  Proceeds from sale of property, plant and equipment         35         1
  Proceeds from sales of marketable securities                         997
  NET CASH USED BY INVESTING ACTIVITIES                   (7,245)   (7,510)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations          (2,932)     (317)
 Issuance (cancellation) of common stock pursuant
   to stock options and employee stock purchase plan         106       (11)
  Dividends declared to shareholders                        (759)     (630)
  NET CASH USED BY FINANCING ACTIVITIES                   (3,585)     (958)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                  1,313       752
  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS      (1,007)   (2,386)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            27,644    24,954
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $26,637   $22,568

The accompanying notes are an integral part of these financial statements.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of October 31, 1998 and July 31, 1998, the results of its operations for the three months ended October 31, 1998 and 1997 and statements of cash flows for the three months then ended. The results of the operations for the three months ended October 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1999.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

2. Financial statements, with the exception of the July 31, 1998 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 1998 contains data derived from audited financial statements.

     The inventories as of October 31, 1998 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                         October 31,            July 31,
                                            1998                  1998
          Raw materials                  $24,596,000          $25,226,000
          Work-in-process                 19,370,000           18,845,000
          Finished goods                  11,038,000           10,845,000
                                         $55,004,000          $54,916,000

4. Notes payables decreased by $2,598,000 in the first quarter ended October 31, 1998 primarily due to repayment of borrowing against a line of credit by Camtronics.

5. Total interest expense, amounted to $150,000 of which $35,000 was capitalized during the three months ended October 31, 1998. Interest paid amounted to $115,000 and $108,000 during the three months ended October 31, 1998 and 1997, respectively.

6. Income taxes paid during the three months ended October 31, 1998 and 1997 amounted to $440,000 and $1,425,000, respectively.

7. The Company declared a dividend of $.06 per common share on October 8, 1998, payable on November 6, 1998 to shareholders of record on October 23, 1998.

8. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its Statement of Stockholders' Equity. The following

                       ANALOGIC CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8.   (continued)

     table presents the calculation of comprehensive income and its components for the three months ended October 31, 1998 and 1997.

                                                      Three Months Ended
                                                          October 31,
                                                      1998          1997
     Net Income                                    $4,757,000   $4,634,000

     Other Comprehensive Income(Loss) Net of Tax:
         Unrealized holding gains and losses          622,000      (59,000)
         Foreign currency translation adjustment      906,000      498,000

     Total Comprehensive Income                    $6,285,000   $5,073,000

9. Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table indicates the number of shares utilized in the earnings per share calculations for the three months ending October 31, 1998 and 1997, respectively.

                                                Three Months Ended
                                                    October 31,
                                                 1998          1997
     Net Income                               $4,757,000   $4,634,000

     Common Shares outstanding-basic          12,654,106   12,598,468

     Effect of dilutive securities:

     Stock Options                               122,943      177,244

     Common Shares outstanding-diluted        12,777,049   12,775,712

     Earnings per Common Share:
       Basic                                  $     0.38   $     0.37
       Diluted                                $     0.37   $     0.36


                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 7.1 to 1 at October 31, 1998 compared to 6.5 to 1 at July 31, 1998. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 74% of current assets at October 31, 1998. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.19 to 1 at October 31, 1998 compared to 0.21 to 1 at July 31, 1998.

Capital expenditures totaled approximately $4,195,000 during the three months ended October 31, 1998.

RESULTS OF OPERATIONS
Three Months Fiscal 1999 (10/31/98) vs. Three Months Fiscal 1998 (10/31/97)

Product, service, engineering and licensing revenues for the three months ended October 31, 1998 were $61,427,000 as compared to $58,686,000 for the same period last year. The increase of $2,741,000 was due to an increase in sales of Medical Technology Products of $4,937,000 (primarily due to sales of the new Computed Tomography (CT) Scanner and Digital Ultrasound subsystems), partially offset by a decrease in Signal Processing Technology Products of $1,663,000 and a decrease in Industrial Technology Products of $533,000. Other operating revenue of $3,620,000 and $3,735,000 represents revenue from the Hotel operation for the three months ending October 31, 1998 and 1997, respectively.

Interest and dividend income increased $611,000, primarily due to interest earned from the City of Peabody on real estate tax abatement.

The percentage of total cost of sales to total net sales for the three months of fiscal 1999 and fiscal 1998 were 60% and 62%, respectively. The decrease was primarily due to the engineering portion of cost of sales reflecting lower costs on engineering projects than the same period the previous year and a benefit of real estate tax abatement of approximately $575,000. Operating costs associated with the Hotel during the first three months of fiscal 1999 and 1998 were $1,635,000 and $1,725,000, respectively.

General and administrative and selling expenses increased $425,000, primarily due to increased staffing, partially offset by a real estate tax abatement of approximately $170,000. Research and product development expenses increased $1,245,000 primarily due to the Company's expanding engineering efforts applicable to developing complex imaging systems, and partially offset by a benefit of real estate tax abatement of approximately $300,000.

Computer software costs of $432,000 and $386,000 were capitalized in the first three months of fiscal 1999 and 1998, respectively. Amortization of capitalized software amounted to $508,000 and $605,000 in the first three months of fiscal 1999 and 1998, respectively.

                       ANALOGIC CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Fiscal 1999 (10/31/98) vs. Three Months Fiscal 1998 (10/31/97) (continued)

The Company's share of losses of a privately held company amounted to $995,000 and $538,000 during the first quarter of fiscal 1999 and 1998, respectively.

During the first quarter of fiscal 1999, the Company's investment in Analogic Scientific was decreased by $180,000, and by $575,000 in the first quarter of fiscal 1998, reflecting the Company's share of Analogic Scientific's equity.

During the first quarter of fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000.

During the first quarter of 1998, the Company recorded a reserve of $400,000 reflecting a partial impairment of its 19% investment in another privately held company.

The effective tax rate for the first quarter of fiscal 1999 is 31% versus 34%, this decrease is primarily due to no tax benefit applicable to equity in losses of a privately held company in fiscal 1998.

Net income for the three months ended October 31, 1998 was $4,757,000 or $.37 per diluted share as compared with $4,634,000 or $.36 per share for the same period last year.

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

The Company has undertaken considerable effort to assess the actions and resources that will be required to make its systems Year 2000 compliant. The Company, utilizing both internal and external resources to upgrade its computer hardware and software systems, commenced implementation and now is configuring and testing the Year 2000 software to meet its business needs. The Company has also identified and is in the process of implementing changes to other equipment in order to make them Year 2000 compliant.

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

The Company currently estimates that Year 2000 costs for this current fiscal year and next will range from $4.0 million to $6.0 million. The estimated costs are based on management's best projections, yet there can be no guarantee that those forecasts will be achieved and actual results could differ materially from those anticipated. The cost of the project will be funded through operating cash flows.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     None

(b) During the quarter ended October 31, 1998, the Company did not file any reports on Form 8-K.

                    ANALOGIC CORPORATION AND SUBSIDIARIES

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANALOGIC CORPORATION
                                        Registrant




Date     December 2, 1998           /s/ Bernard M. Gordon
                                        Bernard M. Gordon
                                        Chairman of the Board
                                        Chief Executive Officer




Date     December 2, 1998           /s/ John A. Tarello
                                        John A. Tarello
                                        Senior Vice President
                                        Chief Accounting Officer