Form 10-Q
period 1999-01-31
ANALOGIC CORP
filed 1999-03-08
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          January 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at January 31, 1999 was 12,683,354.

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     January 31, 1999 and July 31, 1998                            3

     Consolidated Condensed Statements of Income
     Three and Six Months Ended January 31, 1999 and 1998          4

     Consolidated Condensed Statements of Cash Flows
     Six Months Ended January 31, 1999 and 1998                    5

     Notes to Consolidated Condensed Financial Statements        6 - 7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8 - 11


Part II Other Information                                       12 - 13

     Index to Exhibits                                             12

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)

                                                 January 31,     July 31,*
                                                    1999           1998
                                                 (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                      $ 30,088       $ 27,644
   Marketable securities, at market                 97,334         94,156
   Accounts and notes receivable, net               56,046         54,393
   Inventories                                      54,822         54,916
   Prepaid expenses and other current assets         5,917          6,305
      Total current assets                         244,207        237,414

 Property, plant and equipment, net                 56,272         54,577
 Investments in and advances to affiliated
   companies                                         6,745          6,372

 Other assets, including unamortized software
   costs (1999, $3,619; 1998, $3,689)                4,742          4,594

                                                  $311,966       $302,957

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)

                                                 January 31,     July 31,*
                                                    1999           1998
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    353       $  2,950
   Obligations under capital leases                    595            560
   Accounts payable, trade                          13,759         11,617
   Accrued employee compensation and benefits       10,654         12,441
   Accrued expenses                                  6,259          7,808
   Accrued income taxes                              2,011          1,320
   Accrued dividends payable                           888
      Total current liabilities                     34,519         36,696

 Long-term debt:
   Mortgage notes payable                            5,730          5,983
   Obligations under capital leases                  1,415          1,721

 Deferred income taxes                               3,200          3,144
 Minority interest in subsidiaries                   4,174          3,828
 Excess of acquired net assets over cost, net
   of accumulated amortization                         273            330

 Stockholders' equity:
   Common stock, $.05 par                              693            693
   Capital in excess of par value                   23,923         23,567
   Retained earnings                               250,004        241,329
   Unrealized holding gains and losses               2,849          1,656
   Cumulative translation adjustments                 (671)        (1,373)
   Treasury stock, at cost                         (13,087)       (13,515)
   Unearned compensation                            (1,056)        (1,102)
      Total Stockholders' Equity                   262,655        251,255
                                                  $311,966       $302,957

* See note 2 of notes to consolidated condensed financial statements for further information.

  The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                    Three Months Ended   Six Months Ended
                                        January 31,         January 31,
                                      1999      1998      1999      1998
Revenues:
  Product and service, net          $65,167   $63,463   $123,006  $117,986
  Engineering and licensing           3,613     4,260      7,201     8,423
  Other operating revenue             2,412     2,475      6,032     6,210
  Interest and dividend income        1,497     1,450      3,616     2,958
Total revenues                       72,689    71,648    139,855   135,577

Costs and expenses:
  Cost of sales:
   Product and service               37,414    36,439     71,314    68,340
   Engineering and licensing          3,370     3,088      6,391     7,453
   Other operating expenses           1,338     1,410      2,973     3,135
  General and administrative          5,343     5,151     10,402    10,057
  Selling                             6,617     6,497     12,884    12,492
  Research and product development    9,977     9,267     18,970    17,014
  Interest expense                       90       120        205       228
 (Gain) Loss on foreign exchange         65       (53)       149      (121)
  Amortization of excess of
   acquired net assets over cost        (28)     (117)       (56)     (278)
  Amortization of excess of cost
   over acquired net assets                       (21)
Total cost of sales and expenses     64,186    61,781    123,232   118,320

Income from operations                8,503     9,867     16,623    17,257

Gain on sale of marketable
  securities                                                           997
Equity in net loss
  of unconsolidated affiliates       (1,128)     (686)    (2,216)   (1,661)
Impairment of investment                                              (400)

Income before income taxes
 and minority interest                7,375     9,181     14,407    16,193

Provision for income taxes            1,559     3,148      3,739     5,518

Minority interest in net income
  of consolidated subsidiary            251       352        346       360
Net income                          $ 5,565   $ 5,681   $ 10,322  $ 10,315

Earnings per common share:
     Basic                          $  0.44   $  0.45   $   0.82  $   0.82
     Diluted                        $  0.44   $  0.45   $   0.81  $   0.81

Dividends declared per common share $  0.07   $  0.06   $   0.13  $   0.11


The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                        Six Months Ended
                                                           January 31,
                                                         1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $10,322   $10,315
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                        4,849     4,217
     Amortization of capitalized software                1,004     1,196
     Amortization of excess of acquired net
      assets over cost                                     (56)     (278)
     Minority interest in net profit of
      consolidated subsidiary                              346       360
     Compensation from stock grants                        302       246
     Gain on sale of equipment                             (23)       (4)
     Gain on sale of marketable securities                          (997)
     Excess of equity in net losses of
      unconsolidated affiliates                          2,216     1,661
     Impairment of investment                                        400
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                    (1,653)     (373)
       Inventories                                          94    (7,247)
       Prepaid expenses and other current assets           141       (74)
       Other assets                                       (106)      (18)
      Increase (decrease) in liabilities:
       Accounts payable, trade                           2,142     1,265
       Accrued expenses and other current liabilities   (3,349)   (1,123)
       Accrued and deferred income taxes                   993      (517)
       Accrued dividends payable                           888       756
  TOTAL ADJUSTMENTS                                      7,788      (530)
  NET CASH PROVIDED BY OPERATING ACTIVITIES             18,110     9,785


                   ANALOGIC CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                        Six Months Ended
                                                           January 31,
                                                         1999      1998
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (6,560)   (6,331)
  Capitalized software                                    (934)     (789)
  Purchases of marketable securities                    (3,730)  (14,980)
  Maturities of marketable securities                    1,745    15,295
  Proceeds from sale of property, plant and equipment       39       153
  Proceeds from sales of marketable securities                       997
  Investments in and advances to affiliated companies   (2,700)   (1,240)
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     (12,140)   (6,895)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations        (3,121)     (487)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                        540       220
  Dividends declared to shareholders                    (1,647)   (1,385)
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (4,228)   (1,652)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (702)     (123)
  NET INCREASE IN CASH AND CASH EQUIVALENTS              2,444     1,115
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          27,644    24,954
CASH AND CASH EQUIVALENTS, END OF PERIOD               $30,088   $26,069


The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of January 31, 1999 and July 31, 1998, the results of its operations for the three and six months ended January 31, 1999 and 1998 and statement of cash flows for the six months then ended. The results of the operations for the three and six months ended January 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1999.

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

3. The inventories as of January 31, 1999 were not based on a physical or perpetual inventory but were calculated on the basis of an estimated percentage of material used during the period. The components of inventory are estimated as follows:

                                        January 31,           July 31,
                                            1999                1998
          Raw materials                 $24,060,000         $25,226,000
          Work-in-process                20,200,000          18,845,000
          Finished goods                 10,562,000          10,845,000
                                        $54,822,000         $54,916,000

4. Notes payables decreased by $2,597,000 during the six months ended January 31, 1999 primarily due to repayment of borrowing against a line of credit by Camtronics.

5. Total interest expense, amounted to $281,000 of which $76,000 was capitalized during the six months ended January 31, 1999. Interest paid amounted to $205,000 and $228,000 during the six months ended January 31, 1999 and 1998, respectively.

6. Income taxes paid during the six months ended January 31, 1999 and 1998 amounted to $3,943,000 and $5,277,000, respectively.

7. The Company declared a dividend of $.07 per common share on January 22, 1999, payable on February 19, 1999 to shareholders of record on February 5, 1999 and $.06 per common share on October 8, 1998, payable on November 6, 1998 to shareholders of record on October 23, 1998.

8. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its Statement of Stockholders' Equity. The following table presents the calculation of comprehensive income and its components for the three and six months ended January 31, 1999 and 1998.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


8.  (Continued)

                              Three Months Ended       Six Months Ended
                                  January 31,             January 31,
                                1999       1998        1999        1998
 Net Income                  $5,565,000 $5,681,000 $10,322,000 $10,315,000

 Other Comprehensive Income
 (Loss) Net of Tax:
    Unrealized holding
      gains and losses          230,000    296,000     852,000     237,000
    Foreign currency
      translation adjustment   (482,000)  (575,000)    424,000     (77,000)
  Total Comprehensive Income $5,313,000 $5,402,000 $11,598,000 $10,475,000

9. Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table indicates the number of shares utilized in the earnings per shares calculations for the three and six months ending January 31, 1999 and 1998, respectively.

                                Three Months Ended        Six Months Ended
                                    January 31,              January 31,
                                 1999         1998        1999        1998
  Net Income                  $5,565,000   $5,681,000 $10,322,000  $10,315,000

  Common Shares outstanding-
    basic                     12,676,258   12,598,478  12,665,183   12,598,339

  Effect of dilutive
    securities:

  Stock Options                  114,969      161,659     118,956      171,887

  Common Shares outstanding-
    diluted                   12,791,227   12,760,137  12,784,139   12,770,226

  Earnings per Common Share:
    Basic                     $     0.44   $     0.45  $     0.82   $     0.82
    Diluted                   $     0.44   $     0.45  $     0.81   $     0.81

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 7.1 to 1 at January 31, 1999 compared to 6.5 to 1 at July 31, 1998. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 75% of current assets at January 31, 1999. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.19 to 1 at January 31, 1999 and 0.21 to 1 at July 31, 1998.

Capital expenditures totaled approximately $6,560,000 during the six months ended January 31, 1999, compared to $6,331,000 during the six months ended January 31, 1998.

RESULTS OF OPERATIONS
Six Months Fiscal 1999 (01/31/99) vs. Six Months Fiscal 1998 (01/31/98)

Product, service, engineering and licensing revenues for the six months ended January 31, 1999 were $130,207,000 as compared to $126,409,000 for the same period last year, an increase of 3%. The increase of $3,798,000 was due to increased sales of Medical Technology Products of $8,494,000 (primarily due to sales of Cardiology Diagnostic Imaging Products), partially offset by a decrease in Signal Processing Technology Products of $1,887,000, and a decrease in Industrial Technology Products of $2,809,000 (primarily due to lower demand of the Company's high frequency ATE boards). Product revenues were adversely affected by the softness of the Asian and South American markets. Other operating revenue of $6,032,000 and $6,210,000 represents revenue from the Hotel operation for the six months ending January 31, 1999 and 1998, respectively.

Interest and dividend income increased $658,000, primarily due to interest earned from the City of Peabody on real estate tax abatement.

The percentage of total cost of sales to total net sales for the six months of fiscal 1999 and fiscal 1998 were unchanged at 60%. Operating costs associated with the Hotel during the six months of fiscal 1999 and 1998 were $2,973,000 and $3,135,000, respectively.

General and administrative and selling expenses increased $737,000, primarily due to increased staffing, partially offset by a real estate tax abatement of approximately $170,000. Research and product development expenses increased $1,956,000 primarily due to the Company's expanding engineering efforts applicable to developing complex imaging systems, and partially offset by a benefit of real estate tax abatement of approximately $300,000.

Computer software costs of $934,000 and $789,000 were capitalized in the first six months of fiscal 1999 and 1998, respectively. Amortization of capitalized software amounted to $1,004,000 and $1,196,000 in the first six months of fiscal 1999 and 1998, respectively.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Six Months Fiscal 1999 (01/31/99) vs. Six Months Fiscal 1998 (01/31/98) (continued)

A loss on foreign exchange of $149,000 was realized during the first six months of fiscal year 1999 versus a gain of $121,000 for the same period last year. Most of the foreign exchange gains or losses have been incurred by our Danish subsidiary, B-K Medical.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the six months ended January 31, 1999 amounted to $346,000 compared to $360,000 for the six months ended January 31, 1998.

During the first six months of fiscal 1999, the Company's investment in Analogic Scientific was decreased by $180,000, and by $575,000 in the first six months of fiscal 1998, reflecting the Company's share of Analogic Scientific's equity.

The Company's share of losses of a privately held company amounted to $2,148,000 and $1,514,000 during the fist six months of fiscal 1999 and 1998.

During the first six months of fiscal 1999 and 1998, the Company's investment in another privately held Company was increased by $112,000 and $428,000, respectively, reflecting the Company's share of its equity.

The Company recorded a reserve of $400,000 reflecting a partial impairment of its 19% investment in another privately held company, during the first six months of fiscal 1998. No adjustment was required for the first six months of fiscal 1999.

During the first six months of fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000.

Income from operations for the first six months of fiscal 1999 was adversely affected by the softness in the Asian and South American markets, the additional expenses associated with new engineering and production start up programs, and the additional costs the company has sustained during this period on making its systems Year 2000 compliant.

The effective tax rate for the first six months of fiscal 1999 and fiscal 1998 was 26% versus 34%, respectively. The decrease was primarily due to the tax benefit applicable to equity in losses of unconsolidated subsidiaries and the reversal of an overaccrual of prior years tax provision.

Net income for the six months ended January 31, 1999 was $10,322,000, or $0.81 per diluted share, as compared to net income of $10,315,000, or $0.81 per diluted share, for the six month period ended January 31, 1998.

Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the application year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000
(continued)

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

The Company is also assessing the possible effects of the Year 2000 issues on its significant vendors and customers, which could in turn affect the Company's operations. The Company has not yet been able to determine, however, whether any of its suppliers or service providers will need to make any such software modifications or replacements or whether the failure to make such software corrections will have an adverse effect on the Company's operations or financial condition.

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

RESULTS OF OPERATIONS
Second Quarter Fiscal 1999 (01/31/99) vs. Second Quarter Fiscal 1998
(01/31/98)

Product, service, engineering and licensing revenues for the three months ended January 31, 1999 were $68,780,000 as compared to $67,723,000 for the same period last year, an increase of 2%. The increase of $1,057,000 was due to increased sales of Medical Technology Products of $3,557,000, (primarily due to sales of Cardiology Diagnostic Imaging Products), a decrease in Signal Processing Technology Products of $1,354,000, and a decrease in Industrial Technology Products of $1,146,000 (primarily due to lower demand of the Company's high frequency ATE boards). Product revenues were adversely affected by the softness in the Asian and South American markets. Other operating revenue of $2,412,000 and $2,475,000 represents revenue from the Hotel operation for the three months ending January 31, 1999 and 1998, respectively.

The percentage of total cost of sales to total net sales for the second quarter of fiscal 1999 and fiscal 1998 were 59% and 58%, respectively. Operating costs associated with the Hotel during the second quarter of fiscal 1999 and 1998 were $1,338,000 and $1,410,000, respectively.

General and administrative and selling expenses increased $312,000 primarily due to increased staffing. Research and product development expenses increased $710,000 primarily due to the Company's expanding engineering efforts applicable to developing complex imaging systems.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Second Quarter Fiscal 1999 (01/31/99) vs. Second Quarter Fiscal 1998
(01/31/98)
(continued)

Computer software costs of $502,000 and $403,000 were capitalized in the second quarter of fiscal 1999 and 1998, respectively. Amortization of capitalized software amounted to $495,000 and $591,000 in the second quarter of fiscal 1999 and 1998, respectively.

A loss on foreign exchange of $65,000 was realized during the second quarter of fiscal year 1999 versus a gain of $53,000 for the same period last year. Most of the foreign exchange gains or losses have been incurred by our Danish subsidiary, B-K Medical.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the second quarter ended January 31, 1999 amounted to $251,000 compared to $352,000 for the second quarter ended January 31, 1998.

The Company's share of losses of a privately held company amounted to $1,153,000 and $975,000 during the second quarter of fiscal 1999 and 1998.

During the second quarter of fiscal 1999, the Company's investment in another privately held company was increased by $25,000, compared to $289,000 for the second quarter of fiscal 1998, reflecting the Company's share of its equity.

Income from operations for the second quarter of fiscal 1999 was adversely affected by the softness in the Asian and South American markets, the additional expenses associated with new engineering and production start up programs, and the additional costs the company has sustained during this period on making its systems Year 2000 compliant.

The effective tax rate for the second quarter of fiscal 1999 and fiscal 1998 was 21% versus 34%, for the same period last year. The decrease was primarily due to the reversal of an overaccrual of prior years tax provision, and to the tax benefit applicable to equity in losses of unconsolidated subsidiaries.

Net income for the quarter ended January 31, 1999 was $5,565,000, or $0.44 per diluted share, as compared to net income of $5,681,000, or $0.45 per share for the same period last year.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     None

(b) During the quarter ended January 31, 1999, the Company did not file any reports on Form 8-K.

                   ANALOGIC CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date      March 8, 1999            /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date      March 8, 1999            /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       Chief Accounting Officer