Form 10-Q
period 1999-04-30
ANALOGIC CORP
filed 1999-06-08
CIK 6284

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended          April 30, 1999

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



(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at April 30, 1999 was 12,697,192.

                   ANALOGIC CORPORATION AND SUBSIDIARIES



                                   INDEX



                                                                 Page
                                                                  No.

Part I Financial Information

     Consolidated Condensed Balance Sheets
     April 30, 1999 and July 31, 1998                              3

     Consolidated Condensed Statements of Income
     Three and Nine Months Ended April 30, 1999 and 1998           4

     Consolidated Condensed Statements of Cash Flows
     Nine Months Ended April 30, 1999 and 1998                     5

     Notes to Consolidated Condensed Financial Statements        6 - 7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8 - 11



Part II Other Information                                       12 - 13

     Index to Exhibits                                             12

                       PART I FINANCIAL INFORMATION
                   ANALOGIC CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000 omitted)

                                                  April 30,      July 31,*
                                                    1999           1998
ASSETS                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                      $ 29,576       $ 27,644
   Marketable securities, at market                 98,105         94,156
   Accounts and notes receivable, net               52,566         54,393
   Inventories                                      55,946         54,916
   Prepaid expenses and other current assets         6,597          6,305
      Total current assets                         242,790        237,414

 Property, plant and equipment, net                 57,576         54,577
 Investments in and advances to affiliated
   companies                                         5,324          6,372

 Other assets, including unamortized software
   costs (1999, $3,637; 1998, $3,688)                4,691          4,594
                                                  $310,381       $302,957
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Mortgage and other notes payable               $    355       $  2,950
   Obligations under capital leases                    614            560
   Accounts payable, trade                          10,630         11,617
   Accrued employee compensation and benefits       10,606         12,441
   Accrued expenses                                  6,345          7,808
   Accrued income taxes                              1,847          1,320
      Total current liabilities                     30,397         36,696

 Long-term debt:
   Mortgage and other notes payable                  5,678          5,983
   Obligations under capital leases                  1,254          1,721

 Deferred income taxes                               2,877          3,144
 Minority interest in subsidiaries                   4,307          3,828
 Excess of acquired net assets over cost, net
   of accumulated amortization                         245            330

 Stockholders' equity:
   Common stock, $.05 par                              694            693
   Capital in excess of par value                   24,335         23,567
   Retained earnings                               254,446        241,329
   Unrealized holding gains and losses               2,135          1,656
   Cumulative translation adjustments              (1,566)        (1,373)
   Treasury stock, at cost                        (13,245)       (13,515)
   Unearned compensation                           (1,176)        (1,102)
      Total Stockholders' Equity                   265,623        251,255
                                                  $310,381       $302,957
* See note 2 of notes to consolidated condensed financial statements for further information.

  The accompanying notes are an integral part of these financial statements.


                   ANALOGIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (000 omitted, except per share data)

                                    Three Months Ended  Nine Months Ended
                                         April 30,          April 30,
Revenues:                             1999      1998      1999      1998
  Product and service, net          $60,570   $69,138   $183,576  $187,125
  Engineering and licensing           6,136     4,219     13,337    12,641
  Other operating revenue             2,637     2,575      8,669     8,785
  Interest and dividend income        1,519     1,445      5,135     4,403
Total revenues                       70,862    77,377    210,717   212,954

Costs and expenses:
  Cost of sales:
   Product and service               35,640    40,156    106,954   108,496
   Engineering and licensing          2,937     3,986      9,328    11,439
   Other operating expenses           1,458     1,396      4,431     4,531
  General and administrative          5,277     4,645     15,679    14,702
  Selling                             6,352     6,623     19,236    19,115
  Research and product development   10,348     9,388     29,318    26,402
  Interest expense                       90       123        295       352
 (Gain) Loss on foreign exchange       (40)       (4)        109     (125)
  Amortization of excess of
   acquired net assets over cost       (29)      (28)       (85)     (307)

Total cost of sales and expenses     62,033    66,285    185,265   184,605

Income from operations                8,829    11,092     25,452    28,349

Gain on sale of marketable
  securities                                                           997
Equity in net loss
  of unconsolidated affiliates      (1,461)   (1,150)    (3,677)   (2,811)
Impairment of investment                                             (400)

Income before income taxes
 and minority interest                7,368     9,942     21,775    26,135

Provision for income taxes            1,905     3,312      5,644     8,830

Minority interest in net income
  of consolidated subsidiary            133       268        479       627
Net income                          $ 5,330   $ 6,362   $ 15,652  $ 16,678

Earnings per common share:
     Basic                          $  0.42   $  0.50   $   1.24  $   1.32
     Diluted                        $  0.42   $  0.50   $   1.23  $   1.31

Dividends declared per common share $  0.07   $  0.06   $   0.20  $   0.17

The accompanying notes are an integral part of these financial statements.

                 ANALOGIC CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (000 omitted)

                                                       Nine Months Ended
                                                           April 30,
                                                        1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $15,652   $16,678
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                        6,901     6,360
     Amortization of capitalized software                1,478     1,801
     Amortization of excess of acquired net
      assets over cost                                    (85)     (307)
     Minority interest in net profit of
      consolidated subsidiary                              479       627
     Compensation from stock grants                        479       392
     Gain on sale of equipment                            (25)       (4)
     Gain on sale of marketable securities                         (997)
     Excess of equity in net losses of
      unconsolidated affiliates                          3,677     2,811
     Impairment of investment                                        400
     Changes in operating assets and liabilities
      Decrease (increase) in assets:
       Accounts and notes receivable                     1,827   (1,931)
       Inventories                                     (1,030)  (13,968)
       Prepaid expenses and other current assets         (207)     (866)
       Other assets                                       (47)      (45)
      Increase (decrease) in liabilities:
       Accounts payable, trade                           (987)     5,349
       Accrued expenses and other current liabilities  (3,235)   (1,036)
       Accrued and deferred income taxes                   175     (500)
  TOTAL ADJUSTMENTS                                      9,400   (1,914)
  NET CASH PROVIDED BY OPERATING ACTIVITIES             25,052    14,764
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (9,914)   (9,672)
  Capitalized software                                 (1,427)   (1,183)
  Purchases of marketable securities                   (6,440)  (19,220)
  Maturities of marketable securities                    2,970    21,441
  Proceeds from sale of property, plant and equipment       39       154
  Proceeds from sales of marketable securities                       997
  Investments in and advances to affiliated companies  (2,730)   (2,240)

  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES    (17,502)   (9,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit line                                        1,250
  Payments on debt and capital lease obligations       (3,313)     (662)
  Purchase of common stock for treasury                  (345)
  Issuance of common stock pursuant to stock options
   and employee stock purchase plan                        769       612
  Dividends declared to shareholders                   (2,536)   (2,143)
NET CASH (USED) BY FINANCING ACTIVITIES                (5,425)     (943)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (193)       (4)
NET INCREASE IN CASH AND CASH EQUIVALENTS                1,932     4,094
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          27,644    24,954
CASH AND CASH EQUIVALENTS, END OF PERIOD               $29,576   $29,048
The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of April 30, 1999 and July 31, 1998, the results of its operations for the three and nine months ended April 30, 1999 and 1998 and statement of cash flows for the nine months then ended. The results of the operations for the three and nine months ended April 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1999.
     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

2. Financial statements, with the exception of the July 31, 1998 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 1998 contains data derived from audited financial statements.

3. The inventories as of April 30, 1999 were not based on a physical or perpetual inventory but were calculated on the basis of material used during the period. The components of inventory are estimated as follows:

                                         April 30,            July 31,
                                           1999                1998
          Raw materials                 $25,839,000         $25,226,000
          Work-in-process                19,380,000          18,845,000
          Finished goods                 10,727,000          10,845,000
                                        $55,946,000         $54,916,000

4. Mortgage and other notes payable decreased by $2,595,000 during the nine months ended April 30, 1999 primarily due to repayment of a line of credit by Camtronics.

5. Total interest expense, amounted to $412,000 of which $117,000 was capitalized during the nine months ended April 30, 1999. Interest paid amounted to $295,000 and $352,000 during the nine months ended April 30, 1999 and 1998, respectively.

6. Income taxes paid during the nine months ended April 30, 1999 and 1998 amounted to $6,594,000 and $9,023,000, respectively.

7. The Company declared a dividend of $.07 per common share on March 11, 1999, payable on April 9, 1999 to shareholders of record on March 26, 1999. The Company declared a dividend of $.07 per common share on January 22, 1999, payable on February 19,1999 to shareholders of record on February 5, 1999 and $.06 per common share on October 8, 1998, payable on November 6, 1998 to shareholders of record on October 23, 1998.
8. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its Statement of Stockholders' Equity. The following table presents the calculation of comprehensive income and its components for the three and nine months ended April 30, 1999 and 1998.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8.     (Continued)

                                Three Months Ended      Nine Months Ended
                                     April 30,              April 30,
                                  1999       1998        1999       1998
     Net Income                $5,330,000  $6,362,000 $15,652,000 $16,678,000

     Other Comprehensive Income
     (Loss) Net of Tax:
      Unrealized holding
       gains and losses         (529,000)   (310,000)     323,000    (73,000)
      Foreign currency
       translation adjustment   (663,000)      79,000   (239,000)       2,000
     Total Comprehensive Income$4,138,000  $6,131,000 $15,736,000 $16,607,000

9. Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of weighted average number of common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table indicates the number of shares utilized in the earnings per shares calculations for the three and nine months ending April 30, 1999 and 1998, respectively.

                                Three Months Ended      Nine Months Ended
                                     April 30,              April 30,
                                  1999       1998        1999       1998
     Net Income                 $5,330,000  $6,362,000 $15,652,000 $16,678,000

     Common Shares outstanding-
       basic                    12,688,059  12,621,309  12,666,213  12,606,372

     Effect of dilutive
       securities:

     Stock Options                 102,493     182,429     116,098     175,401


     Common Shares outstanding-
       diluted                  12,790,552  12,803,738  12,782,311  12,781,773

     Earnings per Common Share:
       Basic                    $     0.42  $    0.50   $    1.24       $ 1.32
       Diluted                  $     0.42  $    0.50   $    1.23       $ 1.31

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
The Company's balance sheet reflects a current ratio of 8.0 to 1 at April 30, 1999 compared to 6.5 to 1 at July 31, 1998. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 74% of current assets at April 30, 1999. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.17 to 1 at April 30, 1999 and 0.21 to 1 at July 31, 1998.

Capital expenditures totaled approximately $9,914,000 during the nine months ended April 30, 1999, compared to $9,672,000 during the nine months ended April 30, 1998.

The Company announced on March 16, 1999 that it will purchase, from time to time, a number of its common shares in the open market,and as of April 30, 1999 the Company purchased 10,000 shares at an aggregate cost of $345,000.

RESULTS OF OPERATIONS
Nine Months Fiscal 1999 (04/30/99) vs. Nine Months Fiscal 1998 (04/30/98)

Product, service, engineering and licensing revenues for the nine months ended April 30, 1999 were $196,913,000 as compared to $199,766,000 for the same period last year, a decrease of 1%. The decrease of $2,853,000 was due to a decreased sales in Signal Processing Technology Products of $6,477,000 and a decrease in Industrial Technology Products of $2,653,000, offset by increased sales of Medical Technology Products of $6,277,000. Product revenues continued to be adversely affected by softness in the Asian and South American markets. Other operating revenue of $8,669,000 and $8,785,000 represents revenue from the Hotel operation for the nine months ending April 30, 1999 and 1998, respectively.

Interest and dividend income increased $732,000, primarily due to interest earned from the City of Peabody on real estate tax abatement.

The percentage of total cost of sales to total net sales for the nine months of fiscal 1999 and 1998 were 59% and 60%, respectively. Operating costs associated with the Hotel during the nine months of fiscal 1999 and 1998 were $4,431,000 and $4,531,000, respectively.

General and administrative and selling expenses increased by $1,098,000 primarily due to increased staffing, partially offset by a real estate tax abatement of approximately $170,000. Research and product development expenses increased $2,916,000 primarily due to the Company's expanding engineering efforts applicable to developing new and complex imaging systems, and partially offset by a benefit of real estate tax abatement of approximately $300,000.

Computer software costs of $1,427,000 and $1,183,000 were capitalized in the nine months of fiscal 1999 and 1998, respectively. Amortization of capitalized software amounted to $1,478,000 and $1,801,000 in the nine months of fiscal 1999 and 1998, respectively.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Nine Months Fiscal 1999 (04/30/99) vs. Nine Months Fiscal 1998 (04/30/98) (continued)

A loss on foreign exchange of $109,000 was realized during the nine months of fiscal year 1999 versus a gain of $125,000 for the same period last year. Most of the foreign exchange gains or losses have been incurred by our Danish subsidiary, B-K Medical.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the nine months ended April 30, 1999 amounted to $479,000 compared to $627,000 for the nine months ended April 30, 1998.

During the nine months of fiscal 1999, the Company's investment in Analogic Scientific was decreased by $180,000, and by $575,000 in the same period last year, reflecting the Company's share of Analogic Scientific's equity.

The Company's share of losses of a privately held company amounted to $3,599,000 and $2,485,000 during the first nine months of fiscal 1999 and 1998.

During the first nine months of fiscal 1999 and 1998, the Company's investment in another privately held company was increased by $102,000 and $249,000, respectively, reflecting the Company's share of its equity.

The Company recorded a reserve of $400,000 reflecting a partial impairment of its 19% investment in another privately held company, during the first nine months of fiscal 1998. No adjustment was required for the nine months of fiscal 1999.

During the nine months of fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000.

Income from operations for the nine months of fiscal 1999 was adversely affected by the softness in the Asian and South American markets, the additional expenses associated with new engineering and production start up programs, and the additional costs the company has sustained during this period on making its systems Year 2000 compliant.

The effective tax rate for the nine months of fiscal 1999 and fiscal 1998 was 26% versus 34%, respectively. The decrease was primarily due to the tax benefit applicable to equity in losses of unconsolidated subsidiaries and the reversal of an overaccrual of prior years tax provision.

Net income for the nine months ended April 30, 1999 was $15,652,000, or $1.23 per diluted share, as compared to net income of $16,678,000, or $1.31 per diluted share, for the nine months period ended April 30, 1998.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the application year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operation.

The Company has undertaken considerable effort to assess the actions and resources that will be required to make its systems Year 2000 compliant. The Company, utilizing both internal and external resources to upgrade its computer hardware and software systems, commenced implementation and now is configuring and testing the Year 2000 software to meets its business needs. The Company has also identified and is in the process of implementing changes to other equipment in order to make them Year 2000 compliant.

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

The Company currently estimates that Year 2000 costs for this current fiscal year and next will range from $5.0 million to $7.0 million. The estimated costs are based on management's best projections, yet there can be no guarantee that those forecasts will be achieved and actual results could differ materially from those anticipated. The cost of the project will be funded through operating cash flows.

RESULTS OF OPERATIONS
Third Quarter Fiscal 1999 (04/30/99) vs. Third Quarter Fiscal 1998 (04/30/98)

Product, service, engineering and licensing revenues for the three months ended April 30, 1998 were $66,706,000 as compared to $73,357,000 for the same period last year, a decrease of 9%. The decrease of $6,651,000 was due to a decrease in sales of $2,217,000 of Medical Technology Products, a decrease in Signal Processing Technology Products of $766,000 and a decrease in Industrial Technology Products of $3,668,000. Product revenues continued to be adversely affected by the softness in the Asian and South American markets. Other operating revenue of $2,637,000 and $2,575,000 represents revenue from the Hotel operation for the three months ending April 30, 1999 and 1998, respectively.

The percentage of total cost of sales to total net sales for the third quarter of fiscal 1999 and 1998 were 58% and 60%, respectively. The total cost of sales percentage decreased due to higher engineering and licensing revenues. Operating costs associated with the Hotel during the third quarter of fiscal 1999 and 1998 were $1,458,000 and $1,396,000, respectively.

General and administrative and selling expenses increased $361,000 primarily due to increased staffing. Research and product development expenses increased $960,000 primarily due to the Company's expanding engineering efforts applicable to developing new and complex imaging systems.

                    ANALOGIC CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Third Quarter Fiscal 1999 (04/30/99) vs. Third Quarter Fiscal 1998 (04/30/98) (continued)

Computer software costs of $493,000 and $394,000 were capitalized in the third quarter of fiscal 1999 and 1998, respectively. Amortization of capitalized software amounted to $474,000 and $605,000 in the third quarter of fiscal 1999 and 1998, respectively.

A gain on foreign exchange of $40,000 was realized during the third quarter of fiscal 1999 versus a gain of $4,000 for the same period last year. Most of the foreign exchange gains have been incurred by our Danish subsidiary, B-K Medical.

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for the third quarter ended April 30, 1999 amounted to $133,000 compared to $268,000 for the third quarter ended April 30, 1998.

The Company's share of losses of a privately held company amounted to $1,451,000 and $972,000 during the third quarter of fiscal 1999 and 1998.

During the third quarter of fiscal 1999, the Company's investment in another privately held company was decreased by $10,000, reflecting the Company's share of its loss, compared to a decrease of $178,000 for the third quarter of fiscal 1998.

Income from operations for the third quarter of fiscal 1999 was adversely affected by the continued softness in the Asian and South American markets, the additional expenses associated with new engineering and production start up programs, the additional costs the company has sustained during this period on making its systems Year 2000 compliant, and favorably impacted by higher licensing revenue associated with the development of a low cost CT-Scanner.

The effective tax rate for the third quarter of fiscal 1999 and fiscal 1998 was 26% vs. 33%, for the same period last year. The decrease was primarily due to the reversal of an overaccrual of prior years tax provision, and to the tax benefit applicable to equity in losses of unconsolidated subsidiaries.

Net income for the quarter ended April 30, 1999 was $5,330,000, or $0.42 per diluted share, as compared to net income of $6,362,000, or $0.50 per share for the same period last year.

                    ANALOGIC CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     None

(b) During the quarter ended April 30, 1999, the Company did not file any reports on Form 8-K.

                    ANALOGIC CORPORATION AND SUBSIDIARIES

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ANALOGIC CORPORATION
                                       Registrant




Date      June 8, 1999             /s/ Bernard M. Gordon
                                       Bernard M. Gordon
                                       Chairman of the Board
                                       Chief Executive Officer




Date      June 8, 1999             /s/ John A. Tarello
                                       John A. Tarello
                                       Senior Vice President
                                       Chief Accounting Officer