Form 10-K
period 1999-07-31
ANALOGIC CORP
filed 1999-10-08
CIK 6284

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                FORM 10-K

   [X]   	Annual  Report  Pursuant to Section 13  or  15(d) of the
Securities Exchange Act of 1934 [ No Fee Required]

For the fiscal year ended:      July 31, 1999         or

  	[ ] 	Transition Report Pursuant to Section 13  or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]


For the transition period from      to

Commission file number:   0-6715

                          ANALOGIC CORPORATION
            (Exact name of registrant as specified in its charter)

       Massachusetts                  				            04-2454372
(State or other jurisdiction of      					(IRS Employer Identification No.)
incorporation or organization)

8 Centennial Drive, Peabody, Massachusetts           					    01960
Address of principal executive offices)             						 (Zip Code)

Registrant's telephone number, including area code:  (978) 977-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.05 par value
                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.
Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at August 31, 1999 was approximately $265,696,000.

Number of shares of Common Stock outstanding at August 31, 1999: 12,712,556

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                   PART I

Item 1.   Business

         (a)      Developments During Fiscal 1999

Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as "Analogic" or the "Company") for the fiscal year ended July 31, 1999, were $279,694,000 as compared to $294,472,000 for fiscal year 1998, a decrease of 5%. Net income was $19,513,000, or $1.53 per diluted share as compared to $23,888,000, or $1.87 per diluted share, a decrease of 18%.

The Company acquired the assets of Noranda Advanced Materials' medical detectors and pure metal businesses on June 28, 1999. The company was renamed ANRAD and is located in St. Laurent, Quebec. ANRAD's objective is to develop and manufacture selenium-based flat panel x-ray detectors for the medical and industrial markets.

The Company received a contract from L-3 Communications for one hundred Explosive Assessment Computed Tomography (EXACTTM ) Systems. The innovative EXACT is the heart of the EXaminer 3DXTM 6000 Explosive Detection System (EDS) developed jointly by L-3 and Analogic and distributed exclusively by L-3 for screening checked luggage at airports.

The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define the applicable year. The company decided to replace its internal computer systems to mitigate this problem and upgrade its technology. The Company also reviewed the Y2K status of its major vendors and products.

After over a year of testing, training, software conversion and hardware installation, the Company began implementation of its new Enterprise
Resource Planning (ERP) system in the first quarter of fiscal 2000. Due to the size and complexity of the system, the Company anticipated and has experienced problems during August and September of 1999. The Company has resolved many of these problems and expects the system to be functioning as planned in advance of January 1, 2000.

The Company surveyed its major vendors for Y2K compliance and ensured all products currently manufactured by the Company are Y2K compliant.

Mr. Bruce Rusch, President and Chief Operating Officer, resigned effective July 31, 1999. Mr. Thomas J. Miller Jr. will assume the responsibil-ities of President and Chief Operating Officer in mid-October of 1999.

            (b)      Financial Information About Industry Segment

The Company's operations are within a single segment within the electronics industry: the design, manufacture and sale of high-technology, high-performance, high-precision, data acquisition, conversion (analog/digital) and signal processing instruments and systems.

            (c)      Narrative Description of Business

Analogic conceives, designs, manufactures, and sells standard and customized high-precision data acquisition, signal and imaging processing based medical imaging and industrial systems and subsystems. Analogic's principal customers are original equipment manufacturers who incorporate Analogic's state-of-the-art products into systems used in medical, industrial and scientific applications.

Analogic has been a leader in the application of precision analog-to-digital (A/D) and digital-to-analog (D/A) conversion technology, which involves the conversion of continuously varying (i.e., "analog") electrical signals, such as those representing temperature, pressure, voltage, weight, velocity, ultrasound and x-ray intensity into and from the numeric (or "digital") form required by computers, medical imaging equipment and other data processing equipment and in subsystems and systems based on such technology.

In addition to their precision measurement capabilities, most of Analogic's products perform very high speed complex calculations on the data being analyzed. Thus, Analogic's products are an integral part of the commu-nications link between various analog sensors, detectors or transducers and the people or systems which interpret or utilize this information.

Analogic's products may be divided for discussion purposes into three groupings as described below. These products are classified by product technology and not by application.

Medical Technology Products, consisting primarily of electronic subsystems for medical imaging equipment, accounted for approximately 78% of product, service, engineering and licensing revenue in fiscal 1999.

Analogic's medical imaging data acquisition systems and related computing equipment are incorporated by U.S., European and Asian manufacturers into advanced X-ray equipment known as computer assisted tomography (CAT) scanners. These scanners generate images of the internal anatomy which are used primarily in diagnosing medical conditions. Analogic's data acquisition and signal processing systems have advanced CAT scanner technology by substan-tially increasing resolution of the image, by reducing the time necessary to acquire the image, and by reducing the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D and D/A conversion equipment and complete data acquisition systems. The Company also manufactures a complete mobile and other CAT Scanners incorporating proprietary technology.

In addition, the Company manufactures key subsystems and phased array transducers on an OEM basis for ultrasound equipment manufacturers.
The Company also designs and manufactures radiology, surgical and urology ultrasound equipment for the end-user market. These scanners generate real-time images of the internal anatomy, which are used for diagnosing medical conditions and for interventional procedures.

The Company manufactures electronics for a family of hard copy laser printers in single and multi-user configurations that address the diagnostic image market. These printers are used in hospitals world wide to print diagnostic quality images on film from the electronic data collected by medical imaging equipment such as CAT scanners and MRI scanners. The Company also designs and manufactures for OEM customers advanced RF amplifiers, gradient coil amplifiers and spectrometers for use in MRI equipment. These MRI scanners are used primarily to create diagnostic medical images.

The Company manufactures fetal monitoring products for conversion and display of biomedical signals. These monitors are designed for use in both antepartum and intrapartum applications have the capability to measure, compute, display and print fetal and maternal heart rates, maternal contrac-tion frequency and relative intensity and other maternal vital sign parameters to determine both maternal and fetal well being.

The Company also manufactures a lightweight, portable, multi-functional, custom patient monitor instrument which acquire, calculate and display combinations of the five most common vital sign parameters-ECG, Respiration, Temperature, NIBP and SpO2. These monitors are designed to be used in a variety of hospital settings such as emergency room, step-down general care and surgical centers where ease-of-use, portability, flexibility and costs are important considerations.

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

Signal Processing Technology Products, consisting of A/D and D/A converters and supporting modules, high-speed digital signal processors such as Array Processors, and image processing equipment, accounted for approximately 16% of fiscal 1999 product, service, engineering and licensing revenue.

The technology developed by Analogic and incorporated within these products is fundamental to all of the Company's other products.

A/D converters convert continuously varying "analog" signals into the numerical "digital" form required by microprocessors and other data processing equipment. D/A converters transform computer output in digital form into the analog form required by process control equipment. Analogic manufactures a wide variety of interconnecting and supporting modules relating to it's A/D and D/A converters. These include signal conditioning devices, which amplify, isolate and filter physical analog signals; multiplexing devices which permit simultaneous processing of a number of analog signals; and sample and hold devices, which sample rapidly varying phenomena.

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

The Company recently introduced a line of Compact PCI (CPCI) boards.
These products are fully compatible with the CPCI form factor and bus structure and take advantage of software written for the PCI bus. The boards, which are designed for OEM embedded application requiring precision measurements and high sampling rates, perform acquisition, conditioning, multiplexing, as well as signal processing functions, and are supported by Microsoft Windows NT software.

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

The Company is marketing its array processors for applications such as speech processing, speech compression, Voice Over Internet Protocol (VOIP), X-ray imaging, manufacturing testing, radar and sonar, geophysical exploration, and other technical and scientific areas. In addition, the Company sells array processors used for image construction in Magnetic Resonance Imaging (MRI) medical diagnostic systems. The Company also manufactures Digital Signal Processing (DSP) floating point products which are used in the above mentioned markets.

Analogic manufactures the EXACT system, an advanced computed tomography imaging system capable of providing data for full 3-D images of every object in a package, parcel or bag. Working with its aviation partner, the Company supplies the EXACT system to the aviation market, while pursuing other applications such as drug interdiction and the protection of high risk security buildings.

Industrial Technology Products, consisting of digital panel instruments, industrial data acquisition and conversion systems, and test and measurement devices and automation systems, accounted for approximately
6% of fiscal 1999 product, service, engineering and licensing revenue.

Digital panel instruments measure analog inputs and visually display the result in numerical (digital) form. They are sold to original equipment manufacturers to be incorporated in products such as precision thermometers, blood analyzers and automatic test equipment. Certain of Analogic's digital panel instruments incorporate specialized signal conditioning and computing capabilities and can transmit the measured value in digital form to remote displays or to computers. The Company's Monitroller line of products extends this capability still further by functioning as single loop process controllers.

Industrial digitizing systems condition analog signals, translate them to digital form with a high degree of precision, and perform subsequent computations and calculations. These instruments are available as complete standard instruments or are customized to particular applications for incorpor-ation into customers' products. Typical applications for these systems are in static and dynamic weighing, measurement of pressure, force or temperature, and engine power measurement as well as factory-wide Distributed Control Systems.

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

Incorporating much of the same technology as the Company's medical equipment, our sophisticated test instruments include general purpose digital multimeters, which measure the basic parameters as voltage, current and resistance, as well as temperature and frequency. The Company's universal waveform analyzer line combines the features of a digital storage oscilloscope, spectrum analyzer, array processor and computer. The Company is also a supplier of power supply test systems, static and dynamic loads and AC sources used for testing power supplies and other power devices.

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

    	Marketing and Distribution

The Company sells its products domestically and abroad directly through the efforts of its officers and employees and through a network of independent sales representatives and distributors located in principal cities around the world. In addition, Analogic subsidiaries act as its distributors in England and Denmark. Domestically, Analogic has several regional sales offices staffed by salespeople who sell the Company's products in the surrounding areas and supervise independent sales representatives and distrutors in their regions. Some of Analogic's distributors also represent manufacturers of competing products.

    	Sources of Components/Raw Materials

In general, Analogic's products are composed of company-designed proprietary integrated circuits, printed circuit boards, and precision resistor networks, manufactured by Analogic and others in accordance with Analogic's specifications, as well as standard electronic integrated circuits, transistors, displays and other components. Most items procured are believed to be available from more than one source. However, it may be necessary, if a given component ceases to be available, for Analogic to incur additional expense in order to modify its product design to adapt to a substitute component or to purchase new tooling to enable a new supplier to manufacture the component. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, Analogic carries a substantial inventory of raw material components in an effort to assure its ability to make timely delivery to its customers.

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

     	Material Customers

The Company's three largest customers, each of which is a significant and valued customer, were Philips, Toshiba and General Electric, which accounted for approximately 18%, 9%, and 8%, respectively, of product, service, engineering and licensing revenue for the fiscal year ended July 31, 1999. Loss of any one of these customers would have a material adverse effect upon the Company's business. The Company does business with Philips through several of the Company's Product Groups and Subsidiaries principally through normal OEM contracts, with the Company and Philips jointly funding research and development of some products to be manufactured by Analogic for Philips. No other individual customer accounted for as much as 7% of the Company's product, service, engineering and licensing revenue during fiscal 1999. The Company's ten largest customers, including Philips, Toshiba and General Electric accounted for approximately 60% of product, service, engineering and licensing revenue during fiscal 1999.

     	Backlog

The backlog of orders believed to be firm at July 31, 1999 was approximately $86.6 million compared with approximately $63.8 million at July 31, 1998. This increase is principally related to Medical Technology Products and Signal Processing Technology products. Many of the orders in the Company's backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 1999 during fiscal 2000.

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

Company funds expended for research and product development amounted to approximately $39,598,000 in fiscal 1999, $36,177,000 in fiscal 1998, and $33,948,000 in fiscal 1997. Analogic intends to continue its emphasis on new product development. As of July 31, 1999, Analogic had approximately 500 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians engaged in research and product development activities. These individuals, in conjunction with the Company's salespeople, also devote a portion of their time assisting customers in utilizing the Company's products, developing new uses for these products, and anticipating customer requirements for new products.

During fiscal 1999, the Company capitalized $2,462,000 of computer software testing and coding costs incurred after technological feasibility was established. These costs will be amortized by the straight line method over the estimated economic life of the related products, not to exceed three years. Amortization of capitalized software amounted to $1,977,000 in fiscal 1999.

       Environmental Protection

The Company does not anticipate any material effect upon its capital expenditures, earnings or competitive position resulting from compliance by it and its subsidiaries with presently enacted or adopted Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

       Employees

As of July 31, 1999, the Company had approximately 1,720 employees.


Financial Information About Foreign and Domestic Operations and
Export Revenue.

Product, service, engineering, and licensing export revenue from companies, primarily in Europe and Asia, amounted to approximately $95,504,000 (37%) in fiscal 1999 as compared to approximately $92,292,000 (33%) in fiscal 1998, and approximately $81,395,000 (34%) in fiscal 1997. Management believes that the Company's export revenue is at least as profitable as its domestic revenue. Most of the Company's foreign revenue is export revenue denominated in U.S. dollars. Management does not believe the Company's export revenue is subject to significantly greater risks than its domestic revenue. See Note 18 of Notes to Consolidated Financial Statements for further information regarding foreign and domestic operations.

Item 2.   Properties

Analogic's principal executive offices and major manufacturing facility are located in a building, owned by the Company, which it constructed on its site in Peabody, Massachusetts (a suburb of Boston). This facility consists of approximately 404,000 square feet of manufacturing, engineering, and office space. The Company owns approximately 65 acres of land at this location, which will accommodate future consolidation and expansion as required. The Company uses approximately 7.5 acres of this land for Marriott Hotel which is owned by a wholly-owned subsidiary of the Company and managed by the Marriott Corporation.

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

The Company leases two modern adjacent brick and concrete block buildings in Danvers, Massachusetts. These two buildings total approximately 170,000 square feet of manufacturing, engineering and office space and are leased for a term expiring on July 31, 2001. A total of 155,000 square feet of these buildings have been sublet on a triple net basis, self renewing lease to Siemens Medical Electronics, Inc. for a term, which as presently extended will end on December 1, 2000.

The Company leases approximately 30,200 square feet of manufacturing, engineering, and office space in Chelmsford, Massachusetts which is occupied by its wholly owned subsidiary, SKY Computers, Inc. The space is leased for a three-year term expiring May 31, 2002.

The Company's 100% owned subsidiary, B-K, leases a modern two-story building containing a total of approximately 54,000 square feet of manufactur-ing, engineering, and office space. The building is located in Gentofte, Denmark (a suburb of Copenhagen). The building is leased for a term of ten years commencing in June 1993. The lease may be cancelled by B-K with six months notice.

The Company owns a modern two-story building containing approximately 49,000 square feet of manufacturing and office space in Peabody, Massachusetts, adjacent to the Company's principal executive offices.
This building is presently leased to an unrelated party for a term of five years expiring September 30, 2002.

In conjunction with the asset purchase of the Noranda Advanced
Materials' medical detectors and pure metals business, ANRAD assumed a lease for approximately 42,000 square feet of manufacturing, engineering and office space in St. Laurent, Quebec. The total building contains approx-imately 50,000 square feet and ANRAD's lease expires on February 28, 2015.

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

None

                                  PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

The Company's Common Stock trades on the NASDAQ Stock Market under the symbol: ALOG. The following table sets forth the range of high and low prices for the Common Stock, as reported by NASDAQ during the quarterly periods indicated:

                  						Fiscal Year      	  High 	      	  Low
			         	1999     		First Quarter     		$41.63       		$31.00
					                  	Second Quarter	      40.50	         31.00
					                  	Third Quarter		      39.88	         32.13
					                  	Fourth Quarter		     37.88       	  27.13

         				1998     		First Quarter     		$41.00        	$32.00
					                  	Second Quarter    	  39.00       	  33.75
				                  		Third Quarter	       48.00		        35.63
					                  	Fourth Quarter   		  47.00	      	  40.00

As of August 31, 1999, there were approximately 916 holders of record of the Common Stock.

Dividends of $.07 per share were declared for each of the quarters of fiscal 1999, and $.06 per share for each of the quarters of fiscal 1998. The policy of the company is to retain sufficient earnings to provide funds for the operation and expansion of it business.

Item 6.   Selected Financial Data
( In thousands, except per share data)

                                       Year Ended July 31

           			  		      1999		     1998       1997      	 1996    	 1995

Total Revenues     	$279,694    $294,472    $256,729   	$230,460  $208,827

Income from
operations 	          29,991		    39,996	     32,107      16,981    15,155

Net Income       	    19,513      23,888      20,090      13,065    12,706

Earnings per
common and common
equivalent share:
      Basic            $1.54       $1.89       $1.60       $1.05     $1.03
      Diluted		        $1.53       $1.87       $1.58       $1.04     $1.02

Dividends paid per
common share           $0.27       $0.23       $0.20       $0.18     $0.08

Number of shares
used in computation
of per share data:
       Basic          12,683      12,614      12,554      12,455    12,371
       Diluted        12,791      12,793      12,702      12,562    12,475

Working Capital     $205,872    $200,718    $186,131	   $168,515  $165,799

Total Assets         315,013     302,957     282,359     265,162   260,198

Long-term debt
(including
capitalized
leases)                6,714       7,704       8,614      9,455     10,236

Stockholders'
 Equity              267,401    251,255	     228,216   211,800	    200,893


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

Product, service, engineering, and licensing revenues for fiscal 1999 were $260,945,000 as compared to $276,562,000 for fiscal 1998, a decrease of 6%. The decrease of $15,617,000 was principally due to the completion of a foreign government contract with our Danish subsidiary as well as softness in the Asian and South American markets, which adversely impacted our OEM customers. Reduced demand for products for the Computer Telephony and Semiconductor industries contributed approximately $6,000,000 to the revenue shortfall. Partially offsetting these revenue declines were initial fourth quarter shipments of the EXACT system used for airport security. Other operating revenue of $12,015,000 and $12,036,000 represents revenue from the Hotel operation for fiscal 1999 and 1998, respectively.

Interest and dividend income increased $860,000 primarily due to interest earned from the City of Peabody on a real estate tax abatement.

The percentage of total cost of sales to total net sales for fiscal 1999 and 1998 was 60%. Operating costs associated with the Hotel for fiscal years 1999 and 1998 were $6,098,000 and $6,091,000, respectively.

General and administrative and selling expenses increased $825,000 or 2%, primarily due to higher operating costs in the Company's Danish subsidiary, partially offset by lower staffing requirements within the Company's domestic operations. Research and product development expenses increased $3,421,000 primarily due to the expanding effort applicable to developing a new class of complex medical imaging systems.

Computer software costs of $2,462,000 and $1,658,000 were capitalized in fiscal 1999 and 1998, respectively. Amortization of capitalized software amounted to $1,977,000 and $2,406,000 in fiscal 1999 and 1998, respectively.

A loss of foreign exchange for fiscal 1999 amounted to $59,000, compared to $4,000 loss for fiscal 1998, primarily from the Company's subsidiary in Denmark.

The amortization of excess of fair value of net assets over cost acquired from B-K was $113,000 and $335,000 in fiscal 1999 and 1998, respectively.

The Company's share of losses of a privately held company amounted to $4,780, 000 and $3,488,000 in fiscal 1999 and fiscal 1998, respectively. (See Note 5 of Notes to Consolidated Financial Statements.)

During fiscal 1998, the Company's investment in Analogic Scientific was decreased by $575,000 reflecting the Company's share of Analogic Scientific's equity, for fiscal 1999 no adjustment was necessary. (See Note 5 of Notes to the Consolidated Financial Statements.)

During fiscal 1998, the Company recorded a write down of $400,000, reflecting a partial impairment of its 19% investment in another privately held company. There were no adjustments in fiscal 1999.

During fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000. (See Note 5 of Notes of Consolidated Statements.)

Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, in fiscal 1999 amounted to $758,000 compared to $1,098,000 for fiscal 1998. During the fourth quarter of fiscal 1998, the Company purchased from one of the founders of Camtronics his entire equity interest in Camtronics for $1,600,000. After this transaction, the Company's share in Camtronics increased to approximately 77%. (See Note 2 of Notes to Consolidated Financial Statements.)

The effective tax rate for fiscal 1999 was 20% vs. 32% for fiscal 1998. This decrease was due to the increased benefits of tax exempt interest, increased general business credits, the impact of the resolution of prior year tax audit and increased FSC (Foreign Sales Corporation) benefit.

Net income for fiscal 1999 was $19,513,000, as compared to net income of $23,888,000 for the same period last year. Basic per-share earnings were $1.54 down from $1.89. Diluted per-share earnings were $1.53 down from $1.87.

Fiscal 1998 Compared to Fiscal 1997

Product, service, engineering, and licensing revenues for fiscal 1998 were $276,562,000 as compared to $239,550,000 for fiscal 1997, an increase of 15%. The increase of $37,012,000 was principally due to increased sales of Medical Technology Products of $30,060,000 (primarily due to the continued and strengthening demand for Digital Laser Imaging Systems, Magnetic Resonance Imaging products, and new products such as the Digital Ultrasound Subsystems and Ultrasound Systems from the Danish subsidiary, B-K), Signal Processing Technology Products of $4,532,000 (primarily due to the Company entering a new and growing market for DSP resource boards for Computer Telephony Integration applications, such as automated directory assistance and for voice over the internet), and Industrial Technology Products of $2,420,000 (primarily due to increased demand of the Company's high frequency ATE boards). Other operating revenue of $12,036,000 and $11,591,000 represents revenue from the Hotel operation for fiscal 1998 and 1997, respectively.

The percentage of total cost of sales to total net sales for fiscal 1998 and 1997 was 60% and 59%, respectively. Operating costs associated with the Hotel for fiscal years 1998 and 1997 were $6,091,000 and $5,959,000, respectively.

General and administrative and selling expenses increased $2,619,000, primarily due to increases in the bad debt reserve and legal expenditures related to patent filings. Research and product development expenses increased $2,229,000 primarily due to the Company's expanding engineering efforts applicable to developing complex imaging systems, such as the new Digital Ultrasound Subsystems and the Ultrasound Systems for the Company's Danish subsidiary, B-K.

Computer Software costs of $1,658.000 and $1,480,000 were capitalized in fiscal 1998 and 1997, respectively. Amortization of capitalized software amounted to $2,406,000 and $3,115,000 in fiscal 1998 and 1997, respectively.

A gain of foreign exchange of $1,045,000 was realized during 1997 versus a loss of $4,000 for fiscal 1998.

The Company's share of losses of a privately held company amount of $3,488,000 and $1,949,000 during fiscal 1998 and 1997, respectively. (See note 5 of Notes to Consolidated Financial Statements.)

The amortization of excess of fair value of net assets over cost acquired from B-K was $335,000 and $645,000 in fiscal 1998 and 1997, respectively.

During fiscal 1998, the Company's investment in another privately held company was increased by $447,000, reflecting the Company's share of its equity.

During fiscal 1998, the Company's investment in Analogic Scientific was decreased by $575,000 reflecting the Company's share of Analogic Scientific's equity. (See Note 5 of Notes to Consolidated Financial Statements.)

During fiscal 1998, the Company recorded a write down of $400,000, reflecting a partial impairment of its 19% investment in another privately held company.

During fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000. (See Note 5 of Notes to Consolidated Statements.)

Minority interest in the net income of the company's consolidated subsidary, Camtronics, for fiscal 1998 amounted to $1,098,000 compared to $1,270,000 for fiscal 1997. During the fourth quarter of fiscal 1998, the Company purchased from one of the founders of Camtronics his entire equity interest in Camtronics for $1,600,000. After this transaction, the Company's share in Camtronics increased to approximately 77% (See Note 2 of Notes to Consolidated Financial Statements.)

The effective tax rate for fiscal 1998 was 32% vs. 24% for fiscal 1997. This increase was primarily due to alternative minimum tax credit carry forwards utilized in fiscal 1997 not available in fiscal 1998 ( See note 11 of Notes to Consolidated Financial Statements).

Net Income for fiscal 1998 was $23,888,000, as compared to net income of $20,090,000 for the same period last year. Basic per-share earnings, or net income divided by weighted average common shares outstanding, were $1.89, up from $1.60. Diluted per-share earnings, or net income divided by weighted average common shares and potential new shares from stock options, also increased to $1.87, up from $1.58. Prior periods per share amounts have been restated to reflect the adoption of FASB No. 128 (See Notes 1(h), 1(1) & 12 of Notes to Consolidated Financial Statements).

Financial Position

The Company's balance sheet at July 31, 1999, reflects a current ratio of
7.0 to 1, compared to 6.5 to 1 at July 31, 1998. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 75% of current assets a July 31, 1999. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was .18 to 1 at July 31, 1999 compared to .21 to 1 at July 31, 1998.

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe.

The carrying amounts reflected in the consolidated balance sheets of cash an cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 1999 due to the short maturities of these instruments.

The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company's cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. A rise in interest rates could have an adverse impact on the fair value of the Company's investment portfolio. The Company does not currently hedge these interest rate exposures.

In fiscal 1999 funds provided from operations were $37,018,000. The major components of the $37,018,000 were net income of $19,513,000, depreciation & amortization of $13,638,000, inventory decrease of $2,493,000 and an increase in account payable of $2,909,000.

The following investing activities resulted in a cash decrease of $28,066,000. During 1999, the Company invested an additional $3,950,000 in a privately held company which designs and manufactures medical imaging equipment. Capital expenditures for fiscal 1999 of $20,665,000 include approximately $7,100,000 of assets acquired for ANRAD. Capitalized computer software cost were approximately $2,462,000. The Company also made an additional investment of $1,085,000 in marketable securities net of maturities.

The following financing activities resulted in a net cash reduction of $6,329,000. Dividends paid to shareholders during the fiscal year were $3,425,000. Cash flows from financing activities were decreased by the payment of an unsecured bank line of credit of $2,600,000 which was offset by the proceeds from stock options exercised of $1,156,000.

Total investments in and advances to affiliated companies decreased $800,000. This decrease was primarily due to the Company's share of equity losses from a privately held company of $4,780,000 partially offset by an additional investment of $3,950,000 in the privately held company.

Notes Payable decreased by $2,951,000 to $5,982,000 at end of fiscal 1999 primarily due to repayment of borrowing against a line of credit by Camtronics.

Minority Interest in Consolidated Subsidiaries increased $758,000. This represents the minority interest in Camtronics.

The Company's three largest customers, each of which is a significant and valued customer, were Philips, Toshiba and General Electric which accounted for approximately 18%, 9%, and 8%, respectively, of product, service, engineering, and licensing revenue for the fiscal year ended July 31, 1999. Loss of any one of these customers would have a material adverse effect upon the Company's business.

As part of a stock repurchase program authorized by the Board of Directors, the Company purchased 16,000 shares of common stock for its treasury during fiscal 1999 at an aggregate cost of $549,000. No shares were repurchased during fiscal 1998.

Impact of Inflation

Overall, inflation has not had a material impact on the Company's operations during the past three fiscal years.

Accounting Standards

In June 1997, the FASB issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income, which requires disclosure of certain information displaying comprehensive income and its components. The Company has adopted SFAS No. 130 in fiscal year 1999.

In June 1997, the FASB issued Statement No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company has adopted SFAS No. 131 in fiscal year 1999. (See Note 17 of Notes to Consolidated Financial Statements.)

In June 1998, the FASB issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes a new model of accounting for derivative and hedging activities and supersedes and amends a number of existing standards. The provisions of SFAS 133 are effective for all fiscal quarters of years beginning after June 15, 1999. The company believes that this statement will not have an impact on the financial position, results of operations, or cash flows, as the Company does not hold any derivative instruments or engage in hedging activities at the present time.

Year 2000
The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations.

After over a year of testing, training, software conversion and hardware installation, the Company began implementation of its new Enterprise Resource Planning (ERP) system in the first quarter of fiscal 2000. Due to the size and complexity of the system, the company anticipated and has experienced problems during August and September of 1999. The Company has resolved many of these problems and expects the system to be functioning as planned in advance of January 1, 2000.

The Company surveyed its major vendors for Y2K compliance and ensured all products currently manufactured by the Company are Y2K compliant.

The company currently estimates that Year 2000 costs will range form $6.0 million to $8.0 million, of which approximately $5.6 million was spent through July 31, 1999. The estimated costs are based on management's best projections, yet there can be no guarantee that these forecasts will be achieved and actual results could differ materially from those anticipated. The costs of the project will be funded through operating cash flows.

	Item 8.  Financial Statements and Supplementary Data

The financial statement and supplementary data are listed under PART IV,
Item 14 in this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                   PART III


Item 10.   Directors and Executive Officers of the Registrant


  (a)      Directors

         			                   		                       				Other Offices Held
							                             		Director	 Expiration	     As of
	Name	 			               	Age	        Since     of Term*	   August 31, 1999


Bernard M. Gordon	       	72     	  	 1969     	2001      		Chairman of the
                                                      						Board and Chief
                                               													Executive Officer

Bruce R. Rusch**        		56      			 1993    		-----		        -----


John A. Tarello         		68	      		 1979    		2001      		Senior Vice
                                                      						President and
                                                     							Treasurer

M. Ross Brown           		65	       		1984	    	2002      		Vice President

Edward F. Voboril       		56	       		1990    		2002	 	         ----

Gerald L. Wilson        		60     	  		1980    		2001	           ----

Bruce W. Steinhauer     		64       			1993    		2000	     	     ----

*The Board of Directors is divided into three classes, each having a three year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

	**Mr. Rusch resigned effective July 31, 1999.

         (b)        Executive Officers

                                                           Date Since Office
		Name		            	Age	     Office Held                  has been Held

Bernard M. Gordon  		72    			Chairman of the Board and   	1969
							                     		Chief Executive Officer

Bruce R. Rusch*    		56     		President and Chief          1995
							                     		Operating Officer

John A. Tarello    		68    			Senior Vice President      		1980 & 1985
                              and Treasurer                respectively

M. Ross Brown      		65    			Vice President	            		1984

Julian Soshnick    		67    			Vice President            			1982
							                     		General Counsel,
								                     	and Clerk

*Mr. Rusch resigned effective July 31, 1999.

Each such officer is elected for a term continuing until the first meeting of the Board of Directors following the annual meeting of stock-holders, and in the case of the President, Treasurer and Clerk, until their successors are chosen and qualified; provided that the Board may remove any officer with or without cause.

 (c)	Identification of certain significant employees:

     None

 (d)	Family relationships:

     None

 (e)	Business Experience:

Bernard M. Gordon has been the Chairman of the Board of Directors of the Company since 1969 and, was President from 1980 to 1995.

Bruce R. Rusch was appointed a Vice President of the Company in January
1993 and President in January 1995. Mr. Rusch has been President of SKY Computers, Inc. since 1987. SKY Computers, Inc. was acquired by Analogic effective April 1, 1992. Mr. Rusch is a director of Astea International, Inc. Mr. Rusch resigned effective July 31, 1999.

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

Dr. Bruce W. Steinhauer became the President and Chief Executive
Officer of the Regional Medical Center at Memphis in 1998. Prior to this position, he was the Chief Executive Officer of the Lahey-Hitchcock Clinic from 1992 to 1998. Prior to that he was Senior Vice President for Medical Affairs and Chairman of the Board of Governors for the Medical Group Practice of the Henry Ford Hospital form 1988 to 1992.

  (f)	Involvement in certain legal proceedings:

      	None

  (g) Promoters and Control Persons

       Inapplicable

Compliance with Section 16(a) of the Exchange Act

Upon review of the forms and representations furnished to the Company pursuant to Item 405 of Regulation S-K, the Company identifies M. Ross Brown as the only "reporting person", (as defined in said Item 405) who failed to file on a timely basis a report required by Section 16(a) of the Exchange Act. Mr. Brown failed to timely file three (3) Form 4 on which nine (9) transactions were reported.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for the Chief Executive Officer and each of the next four most highly compensated executive officers of the Company during the last fiscal year ("Named Officers") for services rendered in all capacities for the last three fiscal years.

                                      ANNUAL COMPENSATION

Principal Position        Year       Salary      Bonuses   Compensation
Bernard M. Gordon         1999      $350,000    $25,000   $375,000
 Chairman (CEO)           1998       339,000     50,000    389,400
                          1997       325,000     50,000    375,000

Bruce R. Rusch*           1999       250,000    $  -0-    $250,000
  President (COO)         1998       239,400     50,000    289,400
                          1997       225,000     50,000    275,000

John A. Tarello           1999      $230,000    $25,000   $255,000
  Senior Vice President   1998	      226,000     50,000    276,000
  and Treasurer	          1997	      210,000     50,000	   260,000

M. Ross Brown             1999	     $200,000    $20,000   $220,000
	  Vice President	        1998	      193,000     30,000    223,000
					                     1997	      185,000     30,000	   215,000

Julian Soshnick           1999	     $200,000    $20,000   $220,000
 Vice President and       1998       193,000     30,000    223,000
 General Counsel          1997       185,000     40,000    225,000

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE (continued)

                                    LONG TERM COMPENSATION AWARDS

Name and                         Restricted                       All Other
Principal Position      Year     Stock Awards    Stock Options    Compensation
                                                                     (A)
Bernard M. Gordon       1999         ---            ---            $3,437
 Chairman(CEO)          1998         ---            ---             3,848
                        1997         ---            ---             3,645

Bruce R. Rusch*         1999         ---            ---              ---
 President (COO)        1998         ---            ---            $3,646
                        1997         ---            ---             3,442

John A. Tarello         1999         ---            ---            $3,487
 Senior Vice President  1998         ---            ---             3,892
 and Treasurer          1997         ---            ---             3,691

M. Ross Brown           1999         ---            ---            $3,337
 Vice President         1998         ---            ---             3,725
                        1997         ---            ---             3,521

Julian Soshnick         1999         ---            ---            $3,367
 Vice President and     1998         ---            ---             3,758
 General Counsel        1997         ---            ---             3,555

(A) Represents amounts allocated to the Named Officers pursuant to the Company's profit sharing plan under which it may, but is not required to, make contribu-tions to a trust for the purpose of providing retirement benefits to employees.

*Mr. Rusch resigned effective July 31, 1999.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options awarded to named officers under the Company's Key Employee Stock Option Plans during the last fiscal year.


STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table indicates (i) stock options exercised by the Named Officers during the last fiscal year; (ii) the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of July 31, 1999; and (iii) the fiscal year-end value of "in-the-money" unexercised options.

                                    Number of
                                		Shares Acquired		           Value
                                    On Exercise          		Realized (A)
Bernard M. Gordon     	                ---                     ---

Bruce R. Rusch	     	 	              	 ---     	               ---

John A. Tarello	   	                   ---            		       ---

M. Ross Brown	     	                  2,500               	  $45,314

Julian Soshnick                        ---     	               ---

                             Number of              Value of Unexercised
                       Unexercised Options          In-The-Money Options
                        at Fiscal Year End          At Fiscal Year End(A)(B)
                    Exercisable  Unexercisable    Exercisable   Unexercisable
Bernard M. Gordon       ---          ---              ---           ---

Bruce R. Rusch          ---          ---              ---           ---

John A. Tarello         ---          ---              ---           ---

M. Ross Brown           ---          ---              ---           ---

Julian Soshnick        5,000         ---           $96,875          ---

(A)The value realized or the unrealized value of in-the-money optons at year-end represents the aggregate difference between the market value on the date of grant and, either the market value on the date of exercise or, in the case of unrealized value, the market value at July 31, 1999.

(B)"In-the-money" options are options whose exercise price was less than the market price of Common Shares at July 31, 1999.

Compensation of Directors

Each director who is not an employee of the Company is entitled to an annual fee of $10,000 plus a fee of $1,000 per meeting for each of the first four meetings of the Board or any Board Committee attended by him, together with reimbursement of travel expenses under certain circumstances.

In February 1988, the Board of Directors adopted and stockholders approved at the January 1989 Annual Meeting of Stockholders, the 1988 Non-Qualified
Stock Option Plan for Non-Employee Directors (the "1988 Plan"). Pursuant to the 1988 Plan, options to purchase 50,000 shares of common stock may be granted only to directors of the Company or any subsidiary who are not otherwise employees of the Company or any subsidiary. The exercise price of options granted under the 1988 Plan is the fair market value of the Common Stock on the date of grant. The 1988 Plan provides that each Non-Employee director as of the date on which the Board of Directors adopted the 1988 Plan shall be granted an option to acquire 5,000 shares. Each new Non-Employee director who is subsequently elected to the Board of Directors shall be granted an option to acquire 5,000 shares after one year of service. In June, 1996 the Board of Directors amended the 1988 plan to increase the number options that could be granted to each Non-Employee director to 10,000 shares. As of February 1998, no additional options may be granted unde the 1988 plan.

In June 1996, the Board of Director's adopted and stockholders approved at the January 1997 Annual Meeting of Stockholders, the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Plan"). Pursuant to the
1997 Plan, options to purchase 50,000 shares of common stock may be granted only to directors of the Company or any subsidiary who are not otherwise employees of the Company and any subsidiary. The exercise price of options granted under the 1997 Plan is the fair market value of the Common Stock on the date of grant. The 1997 Plan provides each new Non-Employee Director who is elected to the Board shall be granted an option to acquire 5,000 shares, effective as of the date he or shee is first elected to the Board; provided, however, that upon such first election, a new Non-Employee Director shall not receive a grant under both this Plan and the 1988 Plan.

The Board of Directors shall determine under which Plans grants shall be made. Every four (4) years from the date on which a Non-Enployee Director was last granted a Non-Employee Director option, whether under either Plan, that Non-Employee Director shall be granted an option to acquire 5,000 shares, effective as of the date of that fourth anniversary.

Options granted under the both Plans are exercisable for a nine-year period commencing one year after the date of grant. During that exercise period, subject to the occurrence of certain events, options may be exercised only to the extent of (a) 33 1/3% of the number of shares covered by the option one or more years after the date of grant, (b) 66 2/3% of the number of shares subject to the option two or more years after the date of grant, and (c) 100% of the number of shares subject to the option three or more years after the date of grant.

The 1988 and 1997 Plans are administered by members of the Company's Board of Directors. There were no options granted pursuant to the 1997 Plan as of July 31, 1999.

The following table sets forth options granted pursuant to the 1988 plan as of July 31, 1999:


               Date of  Options 	Option 	 Options   Options     Options
                Grant   Granted  Price    Exercised Exercisable Unexercisable
Dr. Wilson	    	2/01/88  5,000  $ 7.375   5,000   	 ---         ----
Dr. Wilson	    	6/12/96  5,000  $27.750    ---    	 5,000       ----
Mr. Voboril	  	 6/12/91  5,000  $10.875   5,000 	   ---         ----
Mr. Voboril	   	6/12/96  5,000  $27.750    --- 	    5,000       ----
Dr. Steinhauer 10/08/93  5,000  $14.750   5,000     ---         ----
Dr. Steinhauer		6/12/96	 5,000  $27.750    ---    	 5,000       ----

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)	The following table sets forth information as to all persons (including any "group", as defined in section 13(d)(3) of the Exchange Act) known by the Company to have owned beneficially 5% or more of its Common Stock, $.05 par value, as of August 31, 1999:


     					                         Amount and Nature of	     	 Percent
	Name and Address		               	Beneficial Ownership      		of  Class


	Bernard M. Gordon Charitable   	 4,723,092 shares(1)(2)		     37.2%(1)(2)
	Remainder Unitrust
	  Bernard M. Gordon
	  Julian Soshnick
	  Gerald P. Bonder, Trustees
	     8 Centennial Drive
	     Peabody, MA  01960

	T. Rowe Price		                   1,782,480 shares (3)        14.0%(3)
	     100 East Pratt Street
	     Baltimore, MD 21202

	Private Capital Management Inc.     884,490 shares (3)        7.0%(3)
	     3003 Ninth Street
	     Naples, FL  33940

__________________________________

(1)	Exclusive of 6,000 shares owned by Mr. Gordon's wife, as to which he disclaims any beneficial interest.

(2)	Mr. Gordon serves as Trustee of the Bernard Gordon Charitable Remainder
Unitrust (the "Trust") along with Julian Soshnick and Gerald P. Bonder. The three Trustees, acting by a majority, have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to The Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 8 Centennial Drive, Peabody, Massachusetts. The total shares reported above includes 12,900 shares owned by the Gordon Foundation.

(3)	The Company has been advised informally by T. Rowe Price and Private
Capital Management Inc. that in their capacity as investment advisors they may be deemed a beneficial owner on August 31, 1999, of 1,782,480 shares, or 14.0% of the Company's Common Stock and 884,490 shares, or 7.0% of the Company's Common Stock, respectively.

(b)	The following table sets forth information as to ownership of the
Company's Common Stock, $.05 par value, by its directors and by all directors and executive officers as a group, as of August 31 1999:

        			                    	Amount and Nature of     			Percent
	Identity of Person 	         	Beneficial Ownership(1) 		  	of Class

	Bernard M. Gordon         	      4,723,092 shares(2)(3)   			37.2%

	John A. Tarello       		             5,000 shares 		           *

	M. Ross Brown                            0 shares              *

	Gerald L. Wilson       	             7,000 shares (4)	  	 	    *

	Edward F. Voboril            		      5,000 shares (4)          *

	Bruce W. Steinhauer		               10,000 shares (4)     	    *

	All Directors and Executive
	Officers as a group
	(7 persons)              		      4,761,342 shares (4)     			37.6%

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

The total shares reported above includes 12,900 shares owned by the Gordon Foundation.

(4)	These amounts include certain shares deemed beneficially owned under
Exchange Act Rule 13d-3(d)(1).

Item 13.   Certain Relationships and Related Transactions

(a) Mr. Bernard M. Gordon owns a 48% interest and Mr. Bernard L. Friedman, the Company's former Vice Chairman of the Board (Mr. Friedman resigned on July 31, 1993), own 52% interest in a limited partnership (Audubon Realty), which owns the Danvers, Massachusetts facilities leased by the Company for a term to July 31, 2001. These facilities include a 50,000 square foot building completed in 1978; a 40,000 square foot addition to that building, completed in 1982; and an 80,000 square foot building which the Company moved into during 1980. The fixed annual rent on the entire 170,000 square feet was increased from $1,164,000 to $1,219,000 effect8ive March 1, 1998, and shall be adjusted as of March 1 every third year to reflect increases in the cost of living. A total of 155,000 square feet of the facilities are sublet to Siemens Medical Electronics, Inc. for a term which will end on December 1, 2000.

Mr. Gordon owns a 48% interest and Mr. Friedman own a 52% interest in a limited partnership which owns the facility located at 360 Audubon Road, Wakefield, Massachusetts, which is leased by the Company for a term to July 31, 2003. This facility has been utilized by the Company for manufacturing and office space since May 1, 1981. The fixed annual rent for this facility was increased from $333,000 to $357,000 effective May 1, 1999, and shall be adjusted as of May 1 every third year to reflect increases in the cost of living.

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

(b) Certain Business Relationships:

    None


c)	Indebtedness of Management:

    None


(d)	Transactions with Promoters:

    None

                                 PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                         							       		 				  	                 Page
			   								    			                                            Number
	(a)   1.	Financial Statements

		Report of independent accountants             	   				    	 	   	29

		Consolidated balance sheets at July 31, 1999 and 1998     			   	30

		Consolidated statements of income for the years ended July 31,
		1999, 1998, and 1997                                   										31

		Consolidated statements of stockholders' equity for the years
		ended July 31, 1999, 1998, and 1997                      								32

		Consolidated statements of cash flows for the years ended
		July 31, 1999, 1998, and 1997                      							      	33

		Notes to consolidated financial statements		                   34 - 51

	    	II  -  Valuation and qualifying accounts	              						53

		Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto.

	       3.	Exhibits  -  See Index to Exhibits						              54 - 59

	(b)	Report on Form 8-K

		No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        				                                		 ANALOGIC CORPORATION

Date: October 7, 1999                     	  		By:  /s/ Bernard M. Gordon
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

Date: October 7, 1999               	 /s/ Bernard M. Gordon
				                                  Bernard M. Gordon
                                    		Chairman of the Board,
                                						Chief Executive Officer and Director

Date: October 7, 1999                	/s/ John A. Tarello
                                      John A. Tarello
				                                		Senior Vice President, Treasurer
				                                		and Director

Date: October 7, 1999                	/s/ M. Ross Brown
                                      M. Ross Brown
			                                			Vice President and Director

Date: October 7, 1999                	/s/ Bruce W. Steinhauer
                                      Bruce W. Steinhauer
                                						Director

Date: October 7, 1999                	/s/ Edward F. Voboril
                                      Edward F. Voboril
			                               	 		Director

Date: October 7, 1999                	/s/ Gerald L. Wilson
                                      Gerald L. Wilson
					                                	Director

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Analogic Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1)on page 27 present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.













PricewaterhouseCoopers LLP
Boston, Massachusetts
August 27, 1999

Analogic Corporation and Subsidiaries
Consolidated Balance Sheets (in thousands)

                                         		    		        JULY 31,

                                                 1999              1998
Assets
  Current assets:
    Cash and cash equivalents                   $30,017          $27,644
    Marketable securities, at market	  	  	      94,185        	  94,156
    Accounts and notes receivable,
    net of allowance for doubtful accounts
    (1999,$1,123; 1998, $2,643)                  51,455           51,834
    Accounts receivable, affiliates	     	    	   4,945	           2,559
    Inventories  			                             52,423	          54,916
    Prepaid expenses and other current assets     7,445            6,305

          Total current assets		     	          240,470         	237,414

  Property, plant and equipment, at cost:
    Land and land improvements		         	        4,252       	    4,252
    Buildings				 	                              44,323 	         37,092
    Property under capital leases		               6,251	           6,251
    Leasehold and capital lease improvements      2,451            2,417
    Manufacturing equipment			                   81,117           74,639
    Furniture, fixtures and computer equipment		 30,059        	  24,290
    Motor vehicles				                            1,136	           1,105
			        		                 	                 169,589         	150,046

     Less accumulated depreciation and
       amortization		                           106,075        	  95,469

                                                 63,514           54,547

  Investments in and advances to
    affiliated companies			                       5,572	           6,372

  Other assets, including unamortized
     software costs (1999, $4,174; 1998,
 		  $3,689)                                      5,457            4,594

					                                          $315,013         $302,957

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Balance Sheets(in thousands)

                                                           JULY 31,
                                                    1999              1998

Liabilities and Stockholder'Equity
   Current liabilities:
     Mortgage and other notes payable              $  356           $ 2,950
     Obligations under capital leases                 633               560
     Accounts payable, trade                       14,526            11,617
     Accrued employee compensation
       and benefits                                10,349            12,441
     Accrued warranty                               3,840             3,729
     Accrued expenses                               4,826             4,079
     Accrued income taxes                              68             1,320

         Total current liabilities                 34,598            36,696

Long-term debt:
     Mortgage and other notes payable               5,626             5,983
     Obligations under capital leases               1,088             1,721
                                                    6,714             7,704


Deferred income taxes                               1,497             3,144
Excess of acquired net assets over cost, net          217               330

Minority interest in subsidiaries                   4,586             3,828

Commitments

Stockholders' equity:
   Common stock, $.05 par; authorized
   30,000,000 shares; issued 1999, 13,884,127
   shares; issued 1998, 13,852,127 shares             694               693
   Capital in excess of par value                  24,718            23,567
   Retained earnings                              257,417           241,329
   Accumulated Other Comprehensive Income          (1,023)              283
       Total                                      281,806           265,872
   Less:
     Treasury stock, at cost (1999;1,169,070
      shares; 1998; 1,205,347 shares)              13,100            13,515
     Unearned compensation                          1,305             1,102

         Total stockholders' equity               267,401           251,255
                                                 $315,013          $302,957

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Income (in thousands, except per share data)

   	                                         YEARS ENDED JULY 31,
Revenues:                           1999            1998            1997
 Product and service, net  							$242,853    			 $260,517      $222,033
 Engineering and licensing			       18,092	         16,045        17,517
 Other operating revenue			         12,015	         12,036        11,591
 Interest and dividend income		      6,734	          5,874         5,588
 Total revenues				 		 	           279,694  		 	   294,472       256,729

Cost of sales and expenses:
 Cost of sales:
    Product and service			  			 	  144,120		   	   151,536	      131,937
    Engineering and licensing		     12,612          14,355        10,136
    Other operating expenses		       6,098	      		  6,091         5,959
 General and administrative	        21,230	         20,326	       18,070
 Selling					     		           	    25,735	        	25,814	       25,451
 Research and product development	  39,598	    	    36,177	       33,948
 Interest expense				       		         364	            508	          607
 (Gain) loss on foreign exchange	       59               4        (1,045)
 Amortization of excess of cost
 over acquired net assets	                                           204
 Amortization of excess of acquired
 net assets over cost	                (113)	   	     (335)	         (645)

 Total cost of sales and expenses   249,703		      254,476	       224,622

Income from operations				     	     29,991	        39,996	        32,107

Gain on sale of marketable
 securities			        	   	          		    	           997
Equity in loss of unconsolidated
 affiliates			  	             	     (4,657)	       (3,616)	        (2,374)
Loss on investment					  	 	               	         (400)	        (1,742)

Income before income taxes and
 minority interest		  	              25,334	 	      36,977	        27,991

Provision for income taxes		          5,063	        11,991          6,631

Minority interest in net income
 (loss) of consolidated subsidiaries	   758		        1,098          1,270

Net income						                    $19,513	 	     $23,888	       $20,090

Earnings per common and common
  equivalent share:
           Basic                    $  1.54       $   1.89        $  1.60
           Diluted								             1.53		         1.87           1.58

The accompanying notes are an integral part of these financial statements.

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1999, 1998 and 1997 (in thousands, except share data)

                                                        Capital in
                           			        Common  stock 	  	excess of
					                              Shares	     Amount  	par value
Balance, July 31, 1996	           13,767,614	    $688    	 $21,413
Shares issued pursuant to stock
grants, net of cancellations          10,500        1          231
Shares issued pursuant to
stock options 	                       57,250	       3 	        904
Purchases of treasury stock
Amortization of
 unearned compensation
Amounts related to employee
 stock purchase plan					                            	          84
Income tax reduction relating
 to stock options			     			                                   284
Dividends paid ($0.20 per share)
Other
Comprehensive Income:
Net income for the year
 Translation adjustments
 Unrealized holding gains and losses
 Comprehensive Income

Balance, July 31, 1997   		          13,835,364  	   692    22,916

Shares issued pursuant to
 stock grants, net of cancellations     	 3,000                (70)
Shares issued pursuant to
 stock options			                        13,763	       1 	     176
Purchases of treasury stock
Amortization of
 unearned compensation
Amounts related to employee
 stock purchase plan						                                      81
Income tax reduction relating
 to stock options						                                        255
Dividends paid ($0.23 per share)
Other                                                          209
Comprehensive Income:
Net income for the year
 Translation adjustments
 Unrealized holding gains and losses
 Comprehensive Income

Balance, July 31, 1998		             13,852,127	     693    23,567

Shares issued pursuant to
 stock grants, net of cancellations  	   22,000        1       729
Shares issued pursuant to
 stock options                           10,000                 97
Purchase of Treasury Stock
Amortization of
 unearned compensation
Amounts related to employee
 stock purchase plan                                            94
Income tax reduction relating
 to stock options                                              123
Dividends paid ($0.27 per share)
Other                                                          108
Comprehensive Income:
 Net income for the year
  Translation adjustments
  Unrealized holding gains and losses
  Comprehensive Income
Balnace, July 31, 1999               13,884,127       694   24,718

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity - Years Ended July 31, 1999, 1998 and 1997 (in thousands, except per share data)(continued)

                              Treasury Stock
                                                   Unearned       Retained
                            Shares      Amount     Compensation   Earnings
Balance, July 31, 1996    (1,273,073)   $(14,550)  $ (2,143)      $ 202,761
Shares issued pursuant to
 stock grants, net of
 cancellations                (6,500)                  (231)
Shares issued pursuant to
 stock options                39,249         369
Purchases of treasury stock
Amortization of
 unearned compensation                                  664
Amounts related to employee
 stock purchase plan           5,671          60
Income tax reduction relating
 to stock options
Dividends paid ($0.20 per share)                                    (2,508)
Other
Comprehensive Income:
Net income for the year
 Translation adjustments                                            20,090
 Unrealized holding gains
 and losses
 Comprehensive Income
Balance, July 31, 1997    (1,234,653)    (14,121)    (1,710)      $220,343
Shares issued pursuant to
 stock grants, net of
 cancellations               (10,000)                    70
Shares issued pursuant to
 stock options                33,299         500
Purchases of treasury stock
Amortization of
 unearned compensation                                  538
Amounts realted to employee
 stock purchase plan           6,007         106
Income tax reduction relating
 to stock options
Dividends paid ($0.23 per share)                                   (2,902)
Other
Comprehensive Income:
Net income for the year                                            23,888
 Translation adjustments
 Unrealized holding gains
 and losses
 Comprehensive Income
Balance, July 31, 1998    (1,205,347)   ($13,515)    (1,102)     $241,329
Shares issued pursuant to
 stock grants, net of
 cancellations                                          730
Shares issued pursuant to
 stock options                39,888         699
Purchases of treasury stock  (16,000)       (549)
Amortization of
 unearned compensation                                  527
Amounts related to employee
 stock purchase plan          12,389         265
Income tax reduction relating
 to stock options
Dividends paid ($0.27 per share)                                  (3,425)
Other
Comprehensive Income:
 Net income for the year                                          19,513
 Translation adjustments
 Unrealized holding gains
 and losses
 Comprehensive Income
Balance, July 31, 1999    (1,169,070)   ($13,100)   ($1,305)     $257,417

Analogic Corporation and Subsidiaries
Consolidated Statements of Stockholder's Equity - Years Ended July 31, 1999, 1998 and 1997 (in thousands, except per share data)(continued)

                               Accumulated
                                  Other                            Total
                               Comprehensive     Comprehensive   Stockholders'
                                  Income             Income        Equity
Balance, July 31, 1996          $ 3,631                          $  211,800
Shares issued pursuant to
 stock grants, net of
 cancellations                                                            1
Shares issued pursuant to
 stock options                                                        1,276
Purchases of treasury stock
Amortization of
 unearned compensation                                                  664
Amounts related to employee
 stock purchase plan                                                    144
Income tax reduction relating
 to stock options                                                       284
Dividends paid ($0.20 per share)                                     (2,508)
Other
Comprehensive Income:
Net income for the year                                   20,090     20,090
 Translation adjustments                (3,156)           (3,156)    (3,156)
 Unrealized holding gains
 and losses                               (379)             (379)      (379)
 Comprehensive Income                                     16,555
Balance, July 31, 1997                  $   96                     $228,216
Shares issued pursuant to
 stock grants, net of
 cancellations
Shares issued pursuant to
 stock options                                                          677
Purchases of treasury stock
Amortization of
 unearned compensation                                                  538
Amounts related to employee
 stock purchase plan                                                    187
Income tax reduction relating
 to stock options                                                       255
Dividends paid ($0.23 per share)                                     (2,902)
Other                                                                   209
Comprehensive Income:
Net income for the year                                   23,888     23,888
 Translation adjustments               244                   244        244
 Unrealized holding gains
 and losses                            (57)                  (57)       (57)
 Comprehensive Income                                     24,075
Balance, July 31, 1998              $  283                         $251,255
Shares issued pursuant to
 stock grants, net of
 cancellations
Shares issued pursuant to
 stock options                                                          796
Purchase of Treasury Stock                                             (549)
Amortization of
 unearned compensation                                                  527
Amounts related to employee
 stock purchase plan                                                    359
Income tax reduction relating
 to stock options                                                       123
Dividends paid ($0.27 per share)                                     (3,425)
Other                                                                   108
Comprehensive Income:
Net income for the year                                 19,513       19,513
 Translation adjustments                (250)             (250)        (250)
 Unrealized holding gains
 and losses                           (1,056)           (1,056)      (1,056)
 Comprehensive Income                                   18,207
Balance, July 31, 1999               ($1,023)                      $267,401

The accompanying notes are an integral part of these financial statements. Analogic Corporation and Subsidiaries
Consolidated Statements of Cash Flows  (in thousands)

          						       	           		              Years Ended July 31,
										                                      1999 	      1998       1997
Cash flows from operating activities:			    ---------   ---------    -------
Net income                          					 		$ 19,513   	$ 23,888   	$ 20,090
Adjustments to reconcile net
income to net cash provided	  	             ---------   ---------   	-------
by operating activities:
 Deferred income taxes		             			  	   (2,563) 	      465    	(3,153)
 Depreciation						   	                       11,661       8,244	     5,805
 Amortization of capitalized software				      1,977       2,406	     3,115
 Amortization of excess of cost over
 net acquired assets		                   	 	                 204
 Amortization of excess of acquired net
 assets over cost		                             (113)       (335)      (645)
 Amortization of other assets
 (deferred charges)                                            	         32
 Minority interest in net income
 (losses) of consolidated subsidiaries  	        758  	     1,098      1,270
 Provision for losses on accounts
 receivable					                                 367        1,273        (56)
 Provision for loss on marketable securities                     		    1,742
 Gain on sale of marketable securities               	      (997)
 Gain on sale of equipment                      (59)         (25)        (62)
 Equity in loss of unconsolidated affiliates  4,657         3,616	      2,374
 Impairment on investment                                     400
 Compensation from stock grants				             526  	        538		       664
 Changes in operating assets & liabilities
 Decrease (increase) in assets:
 Accounts and notes receivable		             (2,128)       (3,281)	   (5,766)
 Inventories						 	                          2,493        (7,116)     2,432
 Prepaid expenses and other current assets     (471) 	       (512)	     (124)
 Other assets						                            (255)          (52)		     (21)
 Increase (decrease) in liabilities:
 Accounts payable, trade					                 2,909   	    (1,567)	    1,746
 Accrued expenses and other current
 liabilities				                             (1,126)        1,425	   	 2,022
 Accrued income taxes                        (1,128)       (1,875)	  	 1,735
                       								         	   --------      --------    ------
 Total adjustments						                     17,505	        3,705	    13,314
                    							            		   --------     	--------    ------
 Net cash provided by operating activities   37,018        27,593	    33,404
                                									   --------     	--------    ------

Analogic Corporation and Subsidiaries
Consolidated Statements of Cash Flows (in thousands)(continued)

                                                   Years Ended July 31,
                                              1999        1998        1997
                                            -------      -------     ------
Cash flows from investing activities:
 Investments in and advances to
 affiliated companies			                  	  (3,980)	     (3,340)	   (1,340)
 Additions to property, plant and
 equipment		                            		  (20,655)     (14,598)	   (6,301)
 Capitalized software						                  (2,462)	     (1,658)	   (1,480)
 Proceeds from sale of property,
 plant and equipment			                         116           49         67
 Purchases of marketable securities		       (11,205)     (29,770)   (19,460)
 Maturities of marketable securities					    10,120	      25,053     10,352
 Proceeds from sale of marketable securities		 					         997
	                              								    	--------     -------- 	 --------
 Net cash used by investing activities		  		(28,066)	    (23,267)	  (18,162)
                              							     		--------     --------   --------
Cash flows from financing activities:
 Proceeds from (payment of) overdraft
 facility			                              		 (2,600)       2,600     (3,305)
 Payments on debt and capital lease
 obligations		                          			    (911)       (841)	      (780)
 Purchase of common stock for treasury			      (549)
 Issuance of common stock pursuant to
 stock options and employee stock
 purchase plan			                        		 	 1,156          863      1,421
 Dividends paid to shareholders				       	  (3,425)      (2,902)    (2,508)
 Purchase of minority interest							                     (1,600)
							                               		   	--------    	---------   -------
 Net cash used by financing activities		 		  (6,329)      (1,880)    (5,172)
                              			   						  --------     ---------   -------
 Effect of exchange rate changes on cash		     (250) 	       244	    (3,156)
						                                	   		--------    	---------	  -------
 Net increase (decrease) in cash and
 cash equivalents			                           2,373   	   2,690	     6,914
							                                   		--------    	---------   -------
Cash and cash equivalents, beginning of year  27,644    	 24,954     18,040
						                                			  	--------     ---------   -------
Cash and cash equivalents, end of year	  				$30,017     $27,644    $24,954

The accompanying notes are an integral part of these financial statements.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of business operations and significant accounting policies:

  		Business operations:

The Company's operations consist of the design, manufacture and sale of high-technology, high-precision analog/digital signal processing instruments and systems to customers in the medical and industrial industry.

Product, service, engineering and licensing export revenue, primarily from customers in Europe and Asia, amounted to approximately $95,504,000 or 37%, $92,292,000 or 33%, and $81,395,000 or 34% of total product, service, engineering and licensing revenue for the years ended July 31, 1999, 1998 and 1997, respectively.

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

		  	Buildings		                                 				35 years
		  	Property under capital lease	                 		14 to 23 years
	  		Manufacturing equipment                      			4 to 7 years
	  		Furniture, fixtures and computer equipment     	4 to 8 years
		  	Leasehold and capital lease improvements	      	3 to 10 years
		  	Motor Vehicles                              				3 years


                    ANALOGIC CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of business operations and significant accounting policies:
   (continued)

	(d)  Revenue recognition:

Revenues are recognized when a product is shipped or a service is performed. For certain transactions, at the request of the customer and upon completion of the manufacturing process and acceptance of title by the customer, the Company stores inventory pending shipping instructions and recognizes revenue. Accounts receivables related to such sales were approximately $2,049,000 and $668,000 at July 31, 1999 and 1998, respectively.

	(e)  Capitalized software costs:

The Company capitalizes certain computer software costs, after technological feasability has been established, which are amortized utilizing the straight-line method over the economic lives of the related products not to exceed three years. Accumulated amortization approximated $17,104,000 and $15,127,000 at July 31, 1999 and 1998,
respectively.

	(f)  Warranty costs:

The Company provides for estimated warranty costs as products are shipped.

	(g)  Income taxes:

The Company does not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

	(h)  Earnings per share:

Basic per-share earnings is based upon the weighted average common shares outstanding during the year. Diluted per-share earnings is based upon the weighted average common shares and potential new shares from stock options. The number of shares utilized in the basic per-share computations were 12,683,326, 12,614,303 and 12,553,628 in fiscal 1999,
1998 and 1997. The number of shares utilized in the diluted per-share computations are 12,790,836, 12,793,027 and 12,701,800 in fiscal 1999,
1998, and 1997 respectively.


	(i)  Cash and cash equivalents:

The Company considers all short-term deposits with an original maturity of three months or less at acquisition date to be cash equivalents. Cash equivalents amounted to approximately $29,258,000 and $28,684,000 at July 31, 1999 and 1998, respectively.

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
   (continued)

	(k)  Marketable securities:

The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses cost is identified on a identification basis.

	(l)  Accounting Standards:

Statements of Financial Accounting Standards ("SFAS") No. 130,
"Reporting Comprehensive Income," and Statement of Financial
Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," have been adopted in fiscal
1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and serives geographic areas of operation and major customers. Adoption of these Statements has no impact on the Company's consolidated financial position, results, results of operations, or business practices. (See
Note 17 or Notes to Consolidated Financial Statements)

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established a new model of accounting for derivative and hedging activities and supersedes and amends a number of existing standards. The provisions of SFAS 133 are effective for all fiscal quarters of years beginning after June 15, 1999. The Company believes that this statement will not have an impact on the financial position, results of operations, or cash flows, as the Company does not hold any derivative instruments or engage in hedging activities at the present time.

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

                     ANALOGIC CORPORATION AND SUBSIDIARIES
				        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Business combinations:

The company's subsidiary, Camtronics, has entered into an agreement with the three founding stockholders ("Founder") who are also active employees of Camtronics. The agreement requires Camtronics to purchase up to 5% of the shares of common stock originally issued to the Founders at their option during each fiscal year beginning in 1992 pursuant to a predetermined formula. If a Founder does not exercise his right to cause Camtronics to purchase his outstanding shares, such rights shall not lapse, but shall be cumulative and may be exercised hereafter. The Company's ownership of Camtronics increased from approximately 65% in fiscal 1992 to approximately
77% in fiscal 1998, as a result of the Founders exercising their rights to sell 5% of their shares during this period, and in addition during May 1998, the Company purchased from one of the founders of Camtronics his entire equity interest in Camtronics for $1,600,000. The carrying value of the Company's total investment in Camtronics exceeded its portion of underlying equity in net assets by approximately $1,453,000 which has been fully amortized.

As of January 1, 1993, the Company acquired an interest of approximately 57% in a newly-formed company, B-K Ultrasound Systems A/S ("B-K"), for $3,607,000 in cash and a subordinated interest free short-term loan of $3,500,000 which was converted into equity on July 31, 1993. The Company's ownership interest was adjusted upward to 59% in fiscal 1994 in accordance with the shareholders' agreement. B-K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B-K's operations have been included in the Company's consolidated financial statements since January 1, 1993. The Company's equity in net assets of B-K exceeded the purchase price by approximately $2,662,000, and was fully amortized in 1998. As of July 1, 1996, the Company acquired the remaining
41% interest in B-K for $3,416,000 in cash. The Company's equity in net assets of B-K exceeded the purchase price for this portion of the investment by approximately $565,000. This excess is being amortized over a five year period beginning July 1, 1996. Accumulated amortization amounted to $349,000 and $236,000 as of July 31, 1999 and 1998, respectively.

On June 28, 1999, the Company acquired the assets of Noranda Advanced Materials' medical detectors and pure metal businesses for approximately $5.5 million.
The Company was renamed ANRAD and is located in St. Laurent, Quebec. ANRAD's objective is to develop and manufacture selenium-based flat panel x-ray detectors for the medical and industrial markets. The acquisition was accounted for as purchase and ANRAD operations have been included in the Company's consolidated financial statements since June 28, 1999.

                       ANALOGIC CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Marketable securities:

Marketable securities are categorized as available-for-sale securities and summarized as follows:

                                                           Gross Unrealized
   July 31, 1999             Cost        Fair Value        Gain        Loss

   Debt securities issued
   by various state and
   local municipalities
   and agencies         $93,585,000     $94,185,000       $901,000 ($301,000)


   July 31, 1998

   Debt securities issued
   by various state and
   local municipalities
   and agencies         $92,500,000     $94,156,000      $1,688,000 ($32,000)

Contractual maturities range from one to seven years, with the majority five years or less.

4.  Inventories:

The components of inventory are as follows:

                                                July 31,
                                        1999               1998

    Raw materials                    $20,918,000       $25,226,000
   	Work-in-process	  	           		  20,621,000	       18,845,000
   	Finished goods              				  10,884,000	       10,845,000
						                               $52,423,000       $54,916,000


        					     ANALOGIC CORPORATION AND SUBSIDIARIES
				       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Investments in and advances to affiliated companies:

The Company owns 50% of Analogic Scientific, Inc. ("Scientific"), a joint venture corporation with Kejian Corporation of The People's Republic of China. The Company's original investment of $1,500,000 has been accounted for using the equity method of accounting. The Company's share of Scientific's Loss amounted to $575,000 and $425,000 in fiscal years 1998 and 1997, respectively. The Company did not record any income or loss associated with this investment in fiscal 1999. During fiscal 1996 the Company additional $500,000 in Scientific. The carrying value of this investment was $5,200,000 at July 31, 1999 and 1998. Transactions with Scientific for fiscal years 1999, 1998 and 1997 consisted of revenues of approximately $2,610,000, $1,116,000 and $526,000, respectively.
At July 31, 1999 and 1998, accounts receivable from this affiliate were $1,884,000, and $977,000, respectively.

On February 13, 1996, the Company acquired 1,715,384 shares of Park Meditech Inc. Common Stock and an 11% Convertible Unsecured Subordinated Debenture in the principal amount of $750,000 in consideration of the cancellation of the Convertible Subordinated Promissory Note in the amount of $1,500,000 and 200,000 Common Share purchase warrants. With certain restrictions, the Convertible Unsecured Subordinated Debenture may be converted into Common Shares at a price of $1.20 (Canadian) per Common Share. The Company loaned Park Meditech, Inc. $221,000 in December 1996, and an additional $294,000 in February, 1997, both were structured as promissory notes with interest at 11% secured by all of the assets of Park Meditech, Inc.. The debenture and both promissory notes were written off in fiscal 1998. On July 3, 1997 Park Meditech, Inc.'s subsidary, Park Medical Systems, filed for assignment in bankruptcy. A trustee was appointed to sell the assets of Park Medical Systems, which includes patents on imaging technology. In view of this filing, the Company recognized the impairment of its investment in Park Meditech, Inc. and wrote off $1,742,000 in Fiscal 1997.

On February 22, 1996, the Company invested $2,000,000 for a 33% interest in a privately held company which designs and will manufacture medical imaging equipment. Effective May 1, 1997, the Company increased its interest from 33% to 50% with an investment of $340,000. During June, 1997 the Company and the other investor each invested an additional $1,000,000. During fiscal year 1999, the Company and the other investor each invested $3,950,000. The carrying value of this investment was negative $408,000 at July 31, 1999 and $422,000 at July 31, 1998.
Transactions with this privately held company for fiscal years 1999 and 1998 consisted of revenues of approximately $10,177,000 and $8,678,000, respectively. At July 31, 1999 and 1998, accounts receivable form this company were $3,061,000 and $1,582,000, respectively.

The Company's $780,000 investment in a limited partnership is accounted for using the cost method, as the Company is a limited partner, and accordingly, has no influence over the partnership. In fiscal 1999, the Company invested $30,000 in the limited partnership for general administrative purposes. During fiscal 1998, the Company received a distribution of stock in a publicly traded company from the limited partnership. The Company sold this stock for a gain of $997,000 in fiscal 1998.

     					     ANALOGIC CORPORATION AND SUBSIDIARIES
				      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Mortgage and other notes payable:

Mortgage and other notes payable consists of the following:

         									 	           		                July 31,
					                  			        		     1999               1998
   3% mortgage note payable,
   due 2017, payable 	quarterly,
   collateralized by land, office
  	and manufacturing facilities        $4,932,000	        	$5,133,000

	  Business Development Revenue
   Bonds, interest of approximately
   5% payable quarterly, annual
   principal payments of $150,000
   through September 1, 2005,
	  collateralized by land, office
   and manufacturing facilities		    	 1,050,000	         	 1,200,000


   Bank line of credit with monthly
   interest	indexed to LIBOR Funds
   Index (1/2% below prime)                                 2,600,000
								                            	  5,982,000         		 8,933,000


  	Less current portion	                 356,000          	 2,950,000

       								                      $ 5,626,000          $ 5,983,000

Principal maturities in each of the next five fiscal years on the above notes are as follows: 2000, $356,000; 2001, $363,000; 2002,
$369,000; 2003, $376,000; 2004, $383,000.

7.	Lease commitments and related party transactions:

The Company leases three operating facilities from a partnership in which the Chairman and the former Vice Chairman are partners under leases that have been accounted for as capital leases. Certain leases contain contingent rentals based upon cost of living adjustments. Contingent rentals were not significant in 1999, 1998 and 1997.

Property under capital leases is included in property, plant and equipment, as follows:

		                      						                    July 31,
								                                  1999     			      1998

    Land and buildings             				$ 6,251,000	   		$ 6,251,000
	   Less accumulated amortization		  	   5,636,000			     5,389,000
	   Net capital lease assets	       			$   615,000    		$   862,000


                  ANALOGIC CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Lease commitments and related party transactions: (continued)

Certain of the Company's subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense approximated $764,000, $513,000, and $531,000 (net of sublease income of $1,108,000, $1,144,000, and $1,188,000) in fiscal 1999,
1998 and 1997, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 1999:

                                 								  Capital       	 	Operating
	           	Fiscal Year            					  Leases           Leases
		              2000		                  			$812,000       	$1,367,000
		              2001		               	  		  812,000	          941,000
		              2002		                 			  213,000	          679,000
 		             2003                 					  213,000	          404,000
		              2004			          		                           379,000

                   							                2,050,000        $3,770,000
      	Less amount representing
	       interest, at 9.5% - 17.6%      			  329,000

     		Present value of minimum lease
		     payments (includes current
		     portion of $633,000)	             $1,721,000

Future minimum lease payments under capital leases have not been reduced for sublease rental income of approximately $1,108,000.

Included in accounts and notes receivable for fiscal year 1998 are $200,000 of convertible debentures from UltraAnalog, Inc., a manufacturer of analog-to-digital and digital-to-analog converters. This note was paid in full in fiscal 1999. Bernard M. Gordon, the Company's Chairman, sold his 72% interest in the outstanding common stock of UltraAnalog, Inc., during fiscal year 1999.

8.	Stock option and stock bonus plans:

At July 31, 1999, the Company had four key employee stock option plans;
two of which have lapsed as to the granting of options. In addition, the Company has one key employee stock bonus plan, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.

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

Under the Company's key employee stock bonus plan, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plan may not dispose or otherwise transfer stock granted for three years from date of grant. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stock-holders' equity and subsequently amortized over the periods during which the restriction lapse (up to six years). Amortization of $527,000, $538,000, and $663,000 was recorded in fiscal 1999, 1998, and 1997, respectively.

Under the employee stock purchase plan, participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding fair market value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 12,389 in 1999, 6,007 in 1998, and 5,671 in 1997.

At July 31, 1999, 1,211,376 shares were reserved for grant under the above stock option, bonus and purchase plans.

                        ANALOGIC CORPORATION SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock option and stock bonus plans:  (continued)

The following table sets forth the stock option transactions for the years ended July 31, 1999 and 1998:

                                1999     	              1998
                    Weighted       	           Weighted
                   	Average        		Number			 Average	        	Number
  			             		price per    	   of        Price per   	    of       	    of
				               	share          		shares    share         	  shares

Options outstanding,
beginning of year 	 $ 27.25         477,752     $22.41         460,814

Options granted	 	    35.17         121,400      39.18         125,225

Options exercised	    15.96         (49,888)     14.39 	       (47,062)

Options cancelled	    33.06         (37,875)                   (61,225)

Options outstanding,  29.80         511,389      27.25         477,752
end of year

Options exercisable,	 19.87         111,656      17.06          91,739
end of year


                             ANALOGIC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Stock option and stock bonus plans: (continued)

The following table sets forth the stock option transactions for the years ended July 31, 1997:



                                               1997

                                   Weighted
                                   Average           Number
                                   price per         of
                                   share             shares

Options outstanding,
beginning of year                  $ 18.42           489,788

Options granted                      30.98           111,400

Options exercised                    13.22           (96,499)

Options cancelled                                    (43,875)

Options outstanding,
end of year                          22.41           460,814

Options exercisable,
end of year                          15.44            66,934


The following table summarizes information about stock options outstanding at July 31, 1999:

                                    Options Outstanding
																                         Weighted-Avg
          			       Number             	 Remaining             Number
Range               Outstanding          Contractual        Weighted-Avg
Exercise Prices     As of 7/31/99        Life (years)       Exercise Price
$10.38-$14.86          11,575               1.13               $12.73
 16.50- 18.25          24,575                .32                17.25
 16.50- 44.00         438,239               5.65                30.79
 29.44- 37.75          22,000               7.63                34.54
 27.75- 27.75          15,000               6.87                27.75
$10.38-$44.00         511,389               5.41               $29.80

The following table summarized information about stock options exercisable at July 31, 1999:

                               Options Exercisable

                    Exercisable                  Weighted-Avg
                    As of 7/31/99               Exercise Price

                      11,575                       $ 12.73
                      24,575                         17.25
                      60,506                         20.35
                        0                              0
                      15,000                         27.75
                     111,656                       $ 19.87

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock option and stock bonus plans: (continued)

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company will not adopt the fair value method of accounting for employee stock-based compensation but will instead comply with the pro forma disclosure requirements. The fair value method of the Company's stock options was estimated using the Black-Scholes option pricing model.
This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have character-istics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model the exisitng model does not nessarily provide a reliable single measure of the fair value of its stock options. The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                        1999     				  1998        1997
 Expected life (in years)					         	  7 				         8           7
	Volatility							                       38%	     			   38%         38%
	Risk-free interest rate					          4.89%          5.78%       6.54%
	Dividend yield						                    .8%    				    .6%         .5%

The weighted-average estimated fair value of stock options granted during fiscal 1999, 1998 and 1997 was $19.13,$19.17 and $15.30 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:

Years Ended July 31, (in thousands, except per share amounts)

                                     	     1999	    	1998      1997
Net income
	 As reported                   			     	$19,513  	$23,888   $20,090
	 Pro forma                    										$18,987  	$23,521   $19,847
Net income per share
	 As reported - Basic          					 		    $1.54	    $1.89     $1.60
  Pro forma - Basic                        $1.50     $1.86     $1.58

  As reported - Diluted                    $1.53     $1.87     $1.58
  Pro forma - Diluted                      $1.48     $1.84     $1.56

Because SFAS 123 is applicable only to options granted subsequent to July 31, 1995, its pro forma effect will not be fully reflected until approximately 2000.

                   ANALOGIC CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Profit sharing retirement plan:

The Company has a qualified Profit Sharing Retirement Plan for the benefit of eligible employees. The plan provides that the Company shall make contributions from current or accumulated earnings as determined by the Board of Directors. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. Profit sharing expense amounted to $1,000,000 in 1999, $1,000,000 in 1998, and $900,000 in 1997.

The Company has 401(K) plans under which employees can contribute up to 15% of their annual base income, not to exceed the maximum amount allowable under the Internal Revenue Code in any one calendar year.

10.	Interest:

Total interest incurred amounted to $518,000, $659,000, and $779,000, in 1999, 1998, and 1997, respectively, of which $154,000 in 1999, $151,000 in
1998, and $172,000 in 1997  was capitalized.

11.	Income taxes:

	The components of the provision for income taxes are as follows:

					                       	 		              July 31
         						          		       1999          1998 	       1997
Current income taxes:
	 Federal				              			$6,743,000	  		$8,606,000  	$7,495,000
	 State and foreign  		  	 	     883,000	 		  2,920,000    2,289,000
					 	  	 	                   7,626,000     11,526,000    9,784,000
Deferred income taxes (benefit):
  Federal				             		  (2,110,000)        67,000  	(2,594,000)
	 State and foreign  		   	  (   453,000)       398,000	    (559,000)
								                      (2,563,000)       465,000   (3,153,000)
	                    							 $ 5,063,000   $ 11,991,000  $ 6,631,000


                   ANALOGIC CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Income taxes: (continued)

The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

					               		 	                             July 31
	               				     	         	   1999 	         	1998         1997
	Unrealized equity gain/loss  			($1,930,000)	 		  $1,036,000   ($1,642,000)
	Capitalized software			   	          75,000	  	     (411,000)     (494,000)
	Depreciation			            	        197,000	         436,000       264,000
	Bad debts				       	                16,000  	       (25,000)       23,000
	Inventory valuation		   	          (876,000)  	    ( 219,000)     (379,000)
	Benefit plans			             	     (202,000)          49,000       ( 6,000)
	Net capital and operating
 loss carryforwards                  145,000			        85,000	     (368,000)
	Other items, net	   		               12,000   	     (486,000)     (551,000)
		                              	($2,563,000)      $  465,000   ($3,153,000)

Income (loss) before income taxes from domestic and foreign operations is as follows:

							                             	          July 31
						                       1999     	  	      1998     	        1997
Domestic		             		$26,397,000	      	 $32,833,000	      $27,382,000
	Foreign				             ( 1,063,000)	         4,144,000           609,000
			                   			$25,334,000    	  	 $36,977,000	      $27,991,000

The components of the deferred tax assets and liabilities are as follows:

                                      								Deferred Tax				Deferred Tax
July 31, 1999                         						    Assets   				  Liabilities
	Depreciation					                                      						$ 4,109,000
	Bad debt allowance		                      			$   190,000
	Capitalized interest and other costs    	        558,000 		      430,000
	Inventory    					  	  	                       1,496,000
	Warranty   					    	                          1,027,000
	Benefit plans  					  	                        1,499,000
	Lease transactions        				                   444,000
	Unrealized equity gain/loss       			       	  4,368,000 			   2,692,000
	Capitalized software       		 		  	   	   		                   1,048,000
	Net capital loss carryforwards			                640,000
	Miscellaneous				                  		            877,000
 					                                     		 $11,099,000      $8,279,000

         ANALOGIC CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Income taxes: (continued)

                           Deferred Tax      Deferred Tax
July 31, 1998                 Assets          Liabilities
Depreciation										                       	$ 3,912,000
Bad debt allowance				    $   206,000
Capitalized interest
and other costs     	         539,000     		      447,000
Inventory    					  	  	      619,000
Warranty						              1,050,000
Benefit plans					    		    1,297,000
Lease transactions            568,000
Unrealized equity
gain/loss      		    	      2,476,000 	   		    2,731,000
Capitalized software           								   	       973,000
Net capital loss
carryforwards        		       785,000
Miscellaneous                 780,000
	                          $8,320,000          $8,063,000

Included in prepaid expenses and other current assets is $4,317,000 and $3,402,000 of current deferred tax assets at July 31, 1999 and 1998, respectively.

A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

                							              			Year Ended July 31,
                                    					1999			1998		1997
U.S. federal statutory tax rate  		 	   	 35%		  35% 	 35%
Foreign sales corporation tax benefit		 ( 3 )	 ( 2 ) ( 2 )
State income taxes, net of
federal tax benefit   			          	      1  	   2     2
Tax exempt interest				               	 ( 6 )  ( 4 ) ( 4 )
Prior year tax provision                ( 2 )
General business credit utilized			     ( 2 )  ( 1 ) ( 1 )
Alternative minimum tax					 		 			                  ( 2 )
Other items, net			                    	( 3 )    2   ( 4 )
Effective tax rate					                 	20%			 32%		 24%

Two of the Company's subsidiaries have elected to be taxed as Foreign Sales Corporation (FSC).

        ANALOGIC CORPORATION AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Quarterly results of operations (unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended July 31, 1999 and 1998.

                             												Basic     Diluted
					                               					Earnings  Earnings
1999 		   Total revenues		 Net income  		per share per share
quarters
First			 	$ 67,166,000	   $ 4,757,000		     $ .38 $ .37
Second			   72,689,000      5,565,000			      .44   .44
Third				   70,862,000      5,330,000         .42   .42
Fourth		    68,977,000      3,861,000         .30   .30
Total     $279,694,000    $19,513,000       $1.54 $1.53


1998
quarters
First				 $ 63,929,000    $ 4,634,000 	     $ .37  $ .36
Second	     71,648,000      5,681,000			      .45    .45
Third 		    77,377,000	     6,362,000			      .50    .50
Fourth 	    81,518,000	     7,211,000	        .57    .56
Total 	   $294,472,000    $23,888,000	      $1.89  $1.87

13.	Transactions with major customers and industries:

One export customer accounted for approximately $47,000,000 and 45,000,000 or 18% and 16% of total product, service, engineering and licensing revenue in 1999 and 1998, respectively. Of the total product, service, engineering and licensing revenue, one domestic customer accounted for approximately $20,000,000 or 8% and $21,000,000 or 8% in 1999 and 1998, respectively.

The Company's ten largest customers accounted for approximately 60% of
product, service, engineering, and 	licensing revenue during fiscal 1999.

Medical Technology Products, consisting primarily of electronic subsystems for medical imaging equipment, accounted for approximately 78% of product, service, engineering, and licensing revenue in fiscal 1999.

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental disclosure of cash flow information:

During fiscal years 1999, 1998 and 1997, interest paid amounted to $505,000, 586,000 and $745,000, respectively.

Income taxes paid during fiscal years 1999, 1998 and 1997 amounted to $9,092, 000, $13,114,000 and $8,103,000, respectively.

15.	Fair value of financial instruments:

The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The Company believes similar terms for mortgage and other notes payable would be attainable. The fair value of marketable securities are estimated based on quoted market prices for these securities.

16.   Earnings per share:

Earnings per share information has been restated to conform to SFAS No. 128, "earnings per share" which the Company adopted effective in fiscal year 1999. Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share was calculated by dividing net income by the sum of weighted average number of common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table indicates the number of shares utilized in the earnings per shares calculations for the fiscal years enidng July 31, 1999, 1998 and 1997, respectively.

                           1999        1998       1997
Net Income             $19,513,000  $23,888,000  $20,090,000

Common Shares
outstanding-basic       12,683,326   12,614,303   12,553,628

Effect of dilutive
securities:

Stock Options              108,000      179,000      148,000

Common Shares
outstanding-Diluted     12,790,836   12,793,027   12,701,800

Earnings per Common
Share:
Basic                        $1.54        $1.89        $1.60
Diluted                       1.53         1.87         1.58


17.  Segment information:

Effective July 31, 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an enterprise and Selected Information". SFAS No. 131 supersedes previously issued segment reporting disclosures and requires reporting of segment information that is consistent with the way in which management operates the Company. The adoption of SFAS No. 131 did not have any impact on the Company's financial portion or the results of operations. The Company's operations are primarily within a single segment within the electronics industry (Medical Technology Products): the design, manufacture and sale of high, technology, high-performance, high precision, data acquisition, conversion (analog/digital) and signal processing instruments and systems. The (corporate and other ) segment represents the Company's Hotel operation, interest and dividend income and other Company's operations which do not meet the materiality requirements of the statement and thus are not required to be separately disclosed. The segment disclosures presented for prior years have been restated to conform with the presentation adopted for the current fiscal year. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The table below presents information about the Company's reportable segments:

                                      Year Ended July 31,
                                 1999         1998        1997
Revenues:
Medical Technology Products  $250,333,000   $263,817,000 $225,734,000
Corporate and Other            29,361,000     30,655,000   30,995,000
Total Revenues               $279,694,000   $294,472,000 $256,729,000

Income (Loss) before income taxes and minority interest:

Medical Technology Products  $19,674,000     $29,328,000  $19,366,000
Corporate and Other            5,660,000       7,649,000    8,625,000
Total Income (Loss) before
income taxes and minority    $25,334,000     $36,977,000  $27,991,000
interest

Identifiable Assets:

Medical Technology Products $191,700,000    $184,579,000 $167,436,000
Corporate and Other          123,313,000     118,378,000  114,923,000
Total Identifiable Assets   $315,013,000    $302,957,000 $282,359,000


18.	Foreign operations:

Financial information relating to the Company's foreign and domestic operations for fiscal years 1999, 1998 and 1997 are as follows:



FY 1999 	  	   	    Foreign      Domestic    	      Total

Revenue   		  			$24,552,000  	$255,142,000      	$279,694,000
Income(Loss)
from operations 	 (1,186,000)    31,177,000    	    29,991,000
Identifiable
assets    	 	  	  30,533,000	   284,480,000        315,013,000

FY 1998		  	  		    Foreign  	   Domestic    	      Total
Revenue     					$30,192,000  	$264,280,000      	$294,472,000
Income(Loss)
from operations    3,697,000	    36,299,000    	    39,996,000
Identifiable
assets      	  	  25,733,000 	  277,224,000        302,957,000

FY 1997     				    Foreign  	   Domestic    	      Total
Revenue				     	$25,697,000 		$231,032,000      	$256,729,000
Income(Loss)
from operations      609,000	    31,498,000    	    32,107,000
Identifiable
assets		       	  20,370,000		  261,989,000     	  282,359,000

          ANALOGIC CORPORATION AND SUBSIDIARIES

      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A         Column B    	   Column C  	        Column D
             	              charged to   Additions
              	Balance at   profit and   charged	   Deductions
              	beginning    loss or      to other   from
Description    of Period    income       accounts   reserves


Year ended
July 31, 1999
Allowance for
doubtful
accounts     	$2,643,000    $367,000		               ($1,887,000)


Year ended
July 31, 1998
Allowance for
doubtful
accounts     	$1,370,000  $1,329,000                    ($56,000)

Deferred tax
valuation
allowance	     1,592,000                     	        (1,592,000)

Year ended
July 31, 1997
Allowance for
doubtful
accounts     	$1,426,000    $252,000	        	         ($308,000)

Deferred tax
valuation
allowance	     4,231,000                             ( 2,639,000)

           ANALOGIC CORPORATION AND SUBSIDIARIES
      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      Column E    Column F

                                  Balance
                                  at end
Description         Recoveries    of period

Year ended
July 31, 1999
Allowance for
doubtful accounts                 $ 1,123,000

Year ended
July 31, 1998
Allowance for
doubtful accounts                   2,643,000

Deferred tax
valuation
allowance

Year ended
July 31, 1997
Allowance for
doubtful accounts                   1,370,000

Deferred tax
valuation
allowance                           1,592,000



                       INDEX TO EXHIBITS

   TITLE                             					INCORPORATED BY REFERENCE TO


3.1 	Restated Articles of Organization, 		Exhibit 3.1 to the Company's Annual
     as amended March 15, 1988            Report on Form 10-K for the fiscal
                                          year ended July 31,1988

3.2  By-laws, as amended January 27,    		Exhibit 3.2 to the Company's Annual
     1988                                 Report on Form 10-K for the fiscal
                                          year ended July 31, 1988

10.1 Lease dated March 5, 1976 from     		Exhibit 6(e) to the Company's
     Bernard M. Gordon to Analogic        Registration Statement on Form S-14
                                          (File No. 2-61959)

10.2	Amendment of Lease dated           		Exhibit to the Company's Report on
     dated May 1, 1977 between Bernard    Form 8-K May 1, 1977
	    M. Gordon and Analogic

10.3	Lease dated January 16, 1976       		Exhibit to the Company's Annual
     from Bernard M. Gordon to Data       Report on Form 10-K for the fiscal
	   	Precision Corporation and           	year ended July 31, 1977
		 		related Assignment of Lease
	   	dated October 31, 1979 from
	   	Data Precision Corporation to
   		Analogic

10.4 (a)Lease dated October 31, 1977     	Exhibit 6(d) to the Company's
     from Audubon Realty, Ltd.            Registration Statement on Form
     to Data Precision Corporation        S-14 (File No. 2-61959)
					and related letter agreement
	   	dated January 18, 1978

     (b)Amendment of Lease dated         Exhibit I to the Company's Annual
     July 19, 1979 between Audubon       Report on Form 10-K for the fiscal
     Realty, Ltd. and Analogic           year ended July 31, 1982.

     (c)Third Amendment of Lease         Exhibit to the Company's Annual
     dated August 2, 1982                Report on Form 10-K for the fiscal
                                         year ended July 31, 1982

     (d)Fourth Amendment of Lease        Exhibit 19.1 to Quarterly Report on
     dated Dedember 31, 1982             Form 10-K for three months ended
                                         January 31, 1983

10.5 (a)Lease dated March 16,1981        Exhibit II to the Company's Quarterly
     from Audubon Realty Ltd. to         Report on Form 10-Q for the three
     Analogic                            months ended April 30, 1981

     (b)Amendment of Lease dated         Exhibit to the Company's Annual Report
     October 31, 1984                    on Form 10-K for the fiscal year
                                         ended July 31, 1985

10.6 Land Disposition Agreement by       Exhibit to the Company's Annual Report
     and between City of Peabody         on Form 10-K for the fiscal year ended
     Community Development Authority     July 31,1981
     and Analogic Corporation

10.7 Loan Agreement among the City of    Exhibit to the Company's Annual
     Peabody, its Community Develop-     Report on Form 10-K for the fiscal
     ment Authority, and Analogic        year ended July 31,1981
     Corporation

10.8 Amendments to Urban Development     Exhibit 10.13 to the Company's
     Action Grant Agreement dated        Annual Report on Form 10-K for the
     August 28,1986 and September 30,    fiscal year ended July 31, 1986
     1986

10.9 Promissory Note of Analogic pay-    Exhibit to the Company's Annual
     able to Peabody Community Develop-  Report on Form 10-K for the fiscal
     ment Authority                      year ended July 31,1981

10.10(a)Stockholder Agreement as of      Exhibits to the Company's Report on
     July 9, 1986 by and among Siemens   Form 8-K dated July 31, 1986
     AG, SCC, and Analogic including the
     following exhibits thereto

     (b)Development Agreement dated as                   "
     of July 28, 1986 between Siemens
     AG and Medical Electronics
     Laboratories, Inc.

     (c)Manufacturing Agreement dated                    "
     as of July 28, 1986 between
     Analogic and Medical Electronics
     Laboratories, Inc.

     (d)License Agreement dated as of                    "
     July 28, 1986 between Analogic
     and Medical Electronics
     Laboratories, Inc.

     (e)License Agreement I dated as     Exhibits to the Company's Report on
     of July 28, 1986 between Siemens    Form 8-K dated July 31, 1986
     AG and Medical Electronics
     Laboratories, Inc.

     (f)License Agreement II dated as                    "
     of July 28, 1986 between Siemens
     AG and Medical Electronics
     Laboratories, Inc.

     (g)Sublease dated as of July 28,                    "
     1986 between Analogic as sub-
     lessor and Medical Electronics
     Laboratories, Inc. as sublessee

10.11 Stock Purchase Agreement as of    Exhibit 10.11 to the Company's Annual
      March 11, 1988 by and among       Report on Form 10-K for fiscal year
      Siemens AG, SCC, SMS, MEL,        ended July 31,1988
      and Analogic

10.12(a)Anamass Partnership Agreement   Exhibit 10.12(a) to the Company's
     dated as of July 5, 1988 between   Annual Report on Form 10-K for fiscal
     Ana/dventure Corporation and       year ended July 31, 1988
     Massapea, Inc.

     (b)Ground Lease Agreement dated    Exhibit 10.12(b) to the Company's
     July 5, 1988 between Analogic      Annual Report on Form 10-K for fiscal
     and Anamass Partnership            year ended July 31, 1988

     (c)Equity Infusion Agreement       Exhibit 10.12(c) to the Quarterly
                                        Report on Form 10-Q for the three
                                        months ended January 31, 1991

     (d)Resolution Agreement dated      Exhibit 10.12(d) to the Company's
     July 31, 1991 and ratified on      Annual Report on Form 10-K for fiscal
     August 8, 1991                     year ended July 31, 1991

10.13Key Employee Stock Option Plan     Exhibit 10.7 to the Company's Annual
     dated April 21, 1978, as amend-    Report on Form 10-K for the fiscal
     ed and restated December 4,        year ended July 31, 1987
     1981, and further amended on
     October 9, 1984 and January 28,
     1987

10.14Key Employee Stock Option Plan     Exhibit 10.8 to the Company's Annual
     dated August 8, 1980, as amend-    Report on Form 10-K for the fiscal
     ed and restated December 4, 1981, year ended July 31, 1987 and further amended on October
     9, 1984 and January 28, 1987

10.15(a)Analogic Corporation Profit     Exhibit 6(c) to the Company's
     Sharing Plan dated July 26, 1977   Registration Statement on Form S-14
                                        (File No. 2-61959)

     (b)Amendments 2,3,4 and 5 to       Exhibit 10.10(b) to the Company's
     said Profit Sharing Plan           Annual Report on Form 10-K for the
                                        fiscal year ended July 31, 1980

     (c)Restated Analogic Corpora-      Exhibit 10.9(c) to the Company's
     tion Profit Sharing Plan dated     Annual Report on Form 10-K for the
     July 31, 1985 and Amendment        year ended July 31, 1985
     No. 1 thereto dated August 20,
     1985

10.16Key Employee Stock Bonus Plan      Exhibit A to definitive proxy state-
     dated March 14, 1983, as           ment for the Company's Special Meeting
     amended on January 27, 1988        in lieu of Annual Meeting of
                                        Stockholders held January 25, 1984
                                        (File Nol 33-27372)

10.17 Key Employee Incentive Stock      Exhibit 10.15 to the Company's Annual
      Option Plan dated March 14,       Report on Form 10-K for the fiscal
      1983, as amended and restated     year ended July 31, 1987 (File No.
      on January 28, 1987               2-95091)

10.18 1985 Non-Qualified Stock Option   Exhibit 10.19 to the Company's Annual
      Plan dated May 13, 1985           Report on Form 10-K for the fiscal
                                        year ended July 31, 1985 (File No.
                                        33-6835)

10.19 (a) Employee Qualified Stock      Exhibit G to the Company's definitive
      Purchase Plan dated June 10,      proxy statement dated December 9, 1985
      1986                              for the Company's Special Meeting in
                                        lieu of Annual Meeting of Stockholders
                                        held January 22, 1986 (File No.33-5913)

      (b) Said Employee Stock           Exhibit A to the Company's definitive
      Purchase Plan (as amended         Proxy statement dated December 1, 1997
      on October 9, 1997)               for the Company's Annual Meeting to
                                        Shareholders held January 23, 1998.

10.20 Proposed 1988 Non-Qualified       Exhibit 10.20 to the Company's Annual
      Stock Option Plan for Non-        Report on Form 10-K for the fiscal
      Employee Directors                year ended July 31, 1988 (File No.
                                        33-27372)

10.21 Form of Indemnification           Exhibit 10.19 to the Company's Annual
      Contract                          Report on Form 10-K for the fiscal
                                        year ended July 31, 1987

10.22 Agreement and Plan of Merger      Exhibit 10.22 to the Company's Annual
      between SKY COMPUTERS, Inc.,      Report on Form 10-K for the fiscal
      and Analogic Corporation          year ended July 31, 1992

10.23(a)Agreement between B-K Medical   Exhibits to the Company's Report on
     Holding A/S and Analogic Corp-     Form 8-K dated December 18, 1992
     oration dated October 20, 1992

     (b)Addendum dated December 11,                     "
     1992 to Agreement between B-K
     Medical Holding A/S and Analogic
     Corporation dated October 20,
     1992

     (c)Shareholders Agreement                          "
     between B-K Medical Holding
     A/S and Analogic Corporation
     dated December 11, 1992

10.24 Key Employee Incentive Stock      Exhibit A to the Company's definitive
      Option Plan dated June 11,        Proxy Statement dated December 1, 1993
      1983                              for the Company's Annual Meeting of
                                        Stockholders held January 21, 1994
                                        (File No. 33-53381)

10.25  Non-Qualified Stock Option Plan     Exhibit A to the Company's
       for Non-Employee Directors dated    definitive Proxy Statement dated
       January 31, 1997                    December 2, 1996 for the Company's
                                           Annual Meeting of Stockholders
                                           held January 24, 1997.

10.26  Key Employee Incentive Stock        Exhibit A to the Company's
       Option Plan dated June 11, 1998     definitive Proxy Statement dated
                                           December 1, 1998 for the Company's
                                           Annual Meeting of Stockholders
                                           held January 22, 1999.

                   EXHIBITS


	     		 TITLE


21.		List of Subsidiaries

23.		Consent of PricewaterhouseCoopers LLP

27.		Financial Data Schedule

                      EXHIBIT 21



                                      											JURISDICTION OF
		NAME								                                  	INCORPORATION


Analogic Limited                 	        							Massachusetts

Analogic Foreign Sales Corporation	          				Virgin Islands

Analogic Securities Corporation	            					Massachusetts

Anadventure II Corporation	                						Massachusetts

Anadventure 3 Corporation                        Massachusetts

Anadventure Delaware Corporation	            				Delaware

ANRAD Corporation                                Province of Nova Scotia

B-K Ultrasound Systems A/S	                 					Denmark

Camtronics Foreign Sales Corporation		        			Virgin Islands

Camtronics, Ltd.		                         						Wisconsin

International Security Systems Corporation       Massachusetts

SKY COMPUTERS, Incorporated		                 			Massachusetts

SKY Limited		                             							England

                          EXHIBIT 23

                 CONSENT  OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Analogic Corporation on Form S-8 (File Nos. 2-95091, 33-5913, 33-6835, 33-53381 and 33-27372) of our report dated August 27, 1999 on our audits of the consolidated financial statements and financial statement schedule of Analogic Corporation at July 31, 1999 and 1998, and for each of three years ended July 31, 1999, 1998, and 1997, which report is included in the Annual Report on Form 10-K.




PricewaterhouseCoopers LLP

October 4, 1999