Form 10-Q
period 1999-10-31
ANALOGIC CORP
filed 1999-12-13
CIK 6284

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.

                            FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended             October 31, 1999

                              OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the transition period from              To


Commission file number       0-6715


                    ANALOGIC CORPORATION
   (Exact name of registrant as specified in its charter)

Massachusetts                            04-2454372
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization            Identification No.)



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

The number of shares of Common Stock outstanding as of October
31, 1999 was 12,800,368.

              ANALOGIC CORPORATION AND SUBSIDIARIES


                              INDEX


                                                           Page No
Part I Financial Information

   Consolidated Condensed Balance Sheets
   October 31, 1999 and July 31, 1999                          3

   Consolidated Condensed Statements of  Income
   Three Months Ended October 31, 1999 and 1998                4

   Consolidated Condensed Statements of Cash Flows
   Three Months Ended October  31, 1999 and 1998               5

   Notes to Consolidated Condensed
   Financial Statements                                      6-8

   Management's Discussion and Analysis of
   Financial Condition and Results of operations            9-11

Part II Other Information                                  12-13

                   PART I FINANCIAL INFORMATION
              ANALOGIC CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
              (in thousands, except per share data)

                                             October 31      July 31,
                                                1999          1999*
                                             (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                   $  28,140    $  30,017
  Marketable securities, at market               93,847       94,185
  Accounts and notes receivable,net              58,588       56,400
  Inventories                                    55,393       52,423
  Prepaid expenses and other current assets       8,231        7,445
    Total current assets                        244,199      240,470

Property, plant and equipment, net               63,203       63,514

Investments in and advances to
affiliated companies                              6,085        5,572
Other assets, including unamortized software
costs (Fiscal 2000,$4,215;  Fiscal 1999,$4,174)   5,551        5,457
TOTAL ASSETS                                  $ 319,038    $ 315,013

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
  Mortgage and other notes payable            $     358    $     356
  Obligations under capital leases                  652          633
  Accounts payable, trade                        17,290       14,526
  Accrued employee compensation and benefits      8,764       10,349
  Accrued expenses                                9,110        8,666
  Accrued income taxes                              326           68
  Accrued dividends payable                         891          ---
    Total current liabilities                    37,391       34,598
Long-term debt:
  Mortgage and other notes payable                5,424        5,626
  Obligations under capital leases                  918        1,088
Deferred income taxes                             1,528        1,497
Excess of acquired net assets over cost, net        188          217

Minority interest in subsidiary                   4,184        4,586
Stockholders' equity:
  Common stock, $.05 par value                      697          694
  Capital in excess of par value                 26,638       24,718
  Retained earnings                             259,043      257,417
  Accumulated other comprehensive income         (1,330)      (1,023)
  Treasury stock, at cost                       (12,733)     (13,100)
  Unearned compensation                          (2,910)      (1,305)
    Total stockholders' equity                  269,405      267,401

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $     319,038   $  315,013

*See note 2 of notes to consolidated condensed financial statements for further information

The accompanying notes are an integral part of these financial statements.

              ANALOGIC CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)
              (in thousands, except per share data)

                                         Three Months Ended
                                            October 31,

                                         1999           1998
Revenues:
 Product and service, net             $  54,365      $  57,839
 Engineering and licensing                5,395          3,588
 Other operating revenue                  3,953          3,620
 Interest and dividend income             1,725          2,119
Total revenues                           65,438         67,166

Costs of sales and expenses:
 Cost of sales:
   Product and service                   34,246         33,900
   Engineering and licensing              3,874          3,021
   Other operating expenses               1,682          1,635
 General and administrative               5,180          5,059
 Selling                                  5,913          6,267
 Research and product development         9,611          8,993
 Interest expense                            87            115
 (Gain) Loss on foreign exchange            135             84
 Amortization of excess of acquired
 net assets over cost                       (28)           (28)
Total cost of sales and expenses         60,700         59,046

Income from operations                    4,738          8,120

Equity in net loss of unconsolidated
affiliates                               (1,049)        (1,088)

Income before income taxes and minority
interest                                  3,689          7,032

Provision for income taxes                1,144          2,180

Minority interest in net income of
consolidated subsidiary                      27             95

Net income                             $  2,518       $  4,757


Earnings per common share:
   Basic                               $   0.20       $   0.38

   Diluted                                 0.20           0.37

Dividends declared per common share    $   0.07       $   0.06


The accompanying notes are an integral part of these financial statements.

              ANALOGIC CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (in thousands)

                                                   Three Months Ended
                                                       October 31,
                                                     1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 2,518      $ 4,757

  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                      2,954        2,600
   Amortization of capitalized software                463          509
   Amortization of excess of acquired net
   assets over cost                                    (28)         (28)
   Minority  interest in  net  income  of               27           95
   consolidated subsidiaries
   Compensation from stock grants                       74          146
   Gain on sale of equipment                            (5)         (19)
   Excess of equity in losses of
   unconsolidated affiliates                         1,049        1,088
   Changes in operating assets and liabilities
    Decrease (increase) in assets:
     Accounts and notes receivable                  (2,188)         217
     Inventories                                    (2,970)         (88)
     Prepaid expenses and other current assets        (189)        (108)
     Other assets                                     (115)        (137)
    Increase (decrease) in liabilities:
     Accounts payable, trade                         2,764           33
     Accrued expenses and other current
     liabilities                                    (1,369)      (4,006)
     Accrued and deferred income taxes                (205)       2,692
     TOTAL ADJUSTMENTS                                 262        2,994
     NET CASH PROVIDED BY OPERATING ACTIVITIES:      2,780        7,751
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investments in and advances to affiliated companies(1,500)        (600)
 Additions to property, plant and equipment         (2,646)      (4,195)
 Capitalized software                                 (504)        (432)
 Purchases of marketable securities                 (5,805)      (2,988)
 Maturities of marketable securities                 5,210          935
 Proceeds from sale of property, plant and equipment     8           35
 NET CASH USED BY INVESTING ACTIVITIES              (5,237)      (7,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on debt and capital lease obligations       (352)      (2,932)
 Issuance of common stock pursuant to stock
 options and employee stock purchase plan              409          106
 NET CASH USED BY FINANCING ACTIVITIES                  57       (2,826)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH               523        1,313

 NET DECREASE IN CASH & CASH EQUIVALENTS            (1,877)      (1,007)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      30,017       27,644
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  28,140    $  26,637

The accompanying notes are an integral part of these financial statements.

               ANALOGIC CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of October 31, 1999 and July 31, 1999, the results of its operations for the three months ended October 31, 1999 and 1998 and statements of cash flows for the three months then ended. The results of the operations for the three months ended October 31, 1999 are not necessarily indicative of the results to
be expected for the fiscal year ending July 31, 2000.   The
accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

2. The financial statements, with the exception of the July 31, 1999 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 1999 contains data derived from audited financial statements.

3. The inventories as of October 31, 1999 were not based on a physical or perpetual inventory but were calculated on the basis of material used during the period. The components of inventory are estimated as follows:

                            October 31,1999    July 31, 1999


Raw Materials               $    23,308,000   $   20,918,000
Work-in-process                  21,957,000       20,621,000
Finished goods                   10,128,000       10,884,000

                            $    55,393,000       52,423,000

4. Total interest expense, amounted to $120,000 of which $33,000 was capitalized during the three months ended October 31, 1999.
Interest paid amounted to $87,000 and $115,000 during the three months ended October 31, 1999 and 1998, respectively.

5. Income taxes paid during the three months ended October 31, 1999 and 1998 amounted to $864,000 and $440,000, respectively.

6. The Company declared a dividend of $.07 per common share on October 7, 1999, payable on November 4, 1999 to shareholders of record on October 21, 1999.

              ANALOGIC CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)
7. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events during the period other than transactions with stockholders. The following table presents the calculation of comprehensive income and its components for the three months ended October 31, 1999 and 1998:

                                               Three Month Ended
                                                  October 31,
                                             1999             1998
Comprehensive income:
     Net income                       $  2,518,000     $  4,757,000

Other comprehensive (loss)income:
  Unrealized holding gains and losses,
  net of taxes of  $289,000 and
  $280,000 for the three months ended
  October 31, 1999 and 1998.              (644,000)         622,000

  Foreign currency translation adjustment,
  net of taxes of $9,000 and $407,000 for
  the three months ended October 31, 1999
  and 1998                                  20,000          906,000

Total comprehensive income            $  1,894,000     $  6,285,000

8. Net income per share

The following table indicates the number of shares utilized in the earnings per share calculations for the three months ending
October 31, 1999 and 1998, respectively.

                                                Three Months Ended
                                                    October 31,
                                                 1999          1998
Net income                               $  2,518,000    $  4,757,000
Basic:
     Weighted average number of common
     shares outstanding                    12,732,545      12,654,106
     Net income per share                $       0.20    $       0.38
Diluted:
     Weighted average number of common
     shares outstanding                  $ 12,732,545    $ 12,654,106

     Dilutive effect of stock options          59,663         122,943
     Weighted average number of common
     and common equivalent shares
     outstanding                           12,792,208      12,777,049

     Net income per share                $       0.20    $       0.37

              ANALOGIC CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

9.  Segment information:

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Selected Information" requires reporting of segment information that is consistent with the way in which management operates the Company. The Company's operations are primarily within a single segment within the electronics industry (Medical Technology Products): the design, manufacture and sale of high, technology, high-performance, high precision, data acquisition, conversion (analog/digital) and signal processing instruments and systems. The Corporate and Other segment represents the Company's Hotel operation, interest and dividend income and other Company operations which do not meet the materiality requirements of the statement and thus are not required to be separately disclosed. The table below presents information about the Company's reportable segments for the three months ended October 31, 1999 and 1998.

                                                 Three Months Ended
                                                     October 31,
                                               1999              1998
Revenues:
  Medical Technology Products           $  57,131,000    $   59,484,000
  Corporate and Other                       8,307,000         7,682,000
Total revenues                          $  65,438,000    $   67,166,000

Income before income taxes
and minority interest:
  Medical Technology Products           $   1,771,000    $    5,105,000
  Corporate and Other                       1,918,000         1,927,000
Total income before income
taxes and minority interest             $   3,689,000    $    7,032,000

Identifiable assets:
  Medical Technology Products           $ 193,045,000    $  185,539,000
  Corporate and Other                     125,993,000       120,460,000
Total identifiable assets               $ 319,038,000    $  305,999,000


              ANALOGIC CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 6.5 to 1 at October 31, 1999 compared to 7.0 to 1 at July 31, 1999.
Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 74% of current assets at October 31, 1999 compared with 75% at July 31, 1999. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.18 to 1 at October 31, 1999 and July 31, 1999.

Capital expenditures totaled approximately $2,646,000 during the three months ended October 31, 1999.

RESULTS OF OPERATIONS
Three Months Fiscal 2000 (10/31/99) vs. Three Months Fiscal 1999
(10/31/98)

Product, service, engineering and licensing revenues for the three months ended October 31, 1999 were $59,760,000 as compared to $61,427,000 for the same period last year. The shortfall of $1,667,000 was due to decrease in sales of Medical Technology
Products of $2,057,000 (primarily due to lower demand of Laser Imaging subsystems), a decrease in Signal Processing Technology Products of $892,000, partially offset by an increase in Industrial
Technology Products of $1,282,000 (primarily due to higher demand of the Company's high frequency ATE boards). Other operating revenue of $3,953,000 and $3,620,000 represents revenue from the Hotel operation for the three months ending
October 31, 1999 and 1998, respectively.

Interest and dividend income decreased $394,000, primarily due to interest earned from the City of Peabody on real estate tax abatement recorded in the first quarter of fiscal 1999 of $652,000 versus $253,000 recorded in the first quarter of fiscal
2000.

The percentage of total cost of sales to total net sales for the three months of fiscal 2000 and fiscal 1999 was 64% and 60%, respectively. The increase was primarily due to lower volume of Medical Technology and Signal Processing Products and partially offset by a benefit of real estate tax abatement of approximately $235,000 and $575,000 for the three months of fiscal 2000 and fiscal 1999.
Operating costs associated with the Hotel during the first three months ending October 31, 1999 and 1998 were $1,682,000 and $1,635,000, respectively.

              ANALOGIC CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Fiscal 2000 (10/31/99) vs. Three Months Fiscal 1999
(10/31/98)
 (continued)

General and administrative and selling expenses decreased $233,000, primarily due to decreased staffing in our Danish subsidiary B-K Medical, a benefit of $235,000 for a real estate tax abatement in the first quarter of fiscal 2000, and $170,000 in the first quarter of fiscal 1999. Research and product development expenses increased $618,000 primarily due to the company's expanding engineering efforts applicable to developing complex imaging systems.

Computer software costs of $504,000 and $432,000 were capitalized in the first three months of fiscal 2000 and 1999, respectively. Amortization of capitalized software amounted to $463,000 and $509,000 in the first three months of fiscal 2000 and 1999, respectively.

The Company's share of losses of unconsolidated affiliates amounted to $1,049,000 and $1,088,000 during the first quarter of fiscal 2000 and 1999, respectively.

During the first quarter of fiscal 1999, the Company's investment in Analogic Scientific was decreased by $180,000, reflecting the Company's share of losses. There was no adjustment required during the first quarter of fiscal 2000.

The effective tax rate for the first quarter of fiscal 2000 and 1999 was 31%.

Net income for the three months ended October 31, 1999 was $2,518,000 or $.20 per basic and diluted earnings per share as compared with $4,757,000 or $.38 basic earnings per share and $.37 diluted earnings per share for the same period last year. The decrease was primarily related to decreased sales of Medical Technology and Signal Processing Technology Products.

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

              ANALOGIC CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued)

After over a year of testing, training, software conversion and hardware installation, the Company has implemented its new Enterprise Resource Planning (ERP) system in the first quarter of fiscal 2000. Due to the size and complexity of the system, the company anticipated and has experienced problems during the first quarter of fiscal 2000. The Company continues to resolve these problems and expects the system to be functioning as planned in advance of January 1, 2000.

The Company surveyed its major vendors for Y2K compliance and ensured all products currently manufactured by the Company are Y2K compliant. The company currently estimates that Year 2000 costs will range from $6.0 million to $8.0 million, of which approximately $5.8 million was spent through October 31,1999. The estimated costs are based on management's best projections, yet there can be no guarantee that these forecasts will be achieved and actual results could differ materially from those anticipated. The costs of the project will be funded through operating cash flows.

              ANALOGIC CORPORATION AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8 - K

(a) Exhibits
   None

(b) During the quarter ended October 31, 1999, the Company did not file any reports on
   Form 8-K.

              ANALOGIC CORPORATION AND SUBSIDIARIES

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ANALOGIC CORPORATION
                              Registrant


Date:     December 10, 1999   /s/ Bernard M. Gordon
                              Bernard M. Gordon
                              Chairman of the Board
                              Chief Executive Officer

Date:     December 10, 1999   /s/ John A. Tarello
                              John A. Tarello
                              Senior Vice President
                              Chief Accounting
                              Officer