Form 10-Q
period 2000-01-31
ANALOGIC CORP
filed 2000-03-16
CIK 6284

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.

                            FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended            January 31,  2000

                              OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 SECURITIES  EXCHANGE ACT OF 1934

For the transition period from                  To


Commission file number    0-6715


                    ANALOGIC CORPORATION
   (Exact name of registrant as specified in its charter)

Massachusetts                                04-2454372
State or other jurisdiction               (I.R.S. Employer
of incorporation or organization          Identification No.)

8 Centennial Drive, Peabody, Massachusetts      01960
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

The number of shares of Common Stock outstanding as of February
29, 2000 was 12,835,041

                      ANALOGIC CORPORATION


                              INDEX


                                                            Page No
Part 1.  Financial Information

 Item 1.  Financial Statements
      Condensed Consolidated Balance Sheets as of
      January  31, 2000 (unaudited) and July 31, 1999                3

      Condensed Consolidated Statements of Operations for the
      Three and Six Months Ended January 31, 2000 and 1999           4

      Condensed Consolidated Statements of Cash Flows for the
      Six Months Ended January 31, 2000 and 1999                     5

      Notes to unaudited Condensed Consolidated Financial
      Statements                                                   6-9

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                   10-13

Part 2.   Other Information

 Item 6.  Exhibits and Reports on form 8-K                          14

 Signatures                                                         15

<PAGE 3>
                             ANALOGIC CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                             January 31,         July 31,
                                                2000            1999(Note 1)
ASSETS                                       (Unaudited)
Current assets:
 Cash and cash equivalents                  $    25,077         $   30,017
 Marketable securities, at market                91,381             94,185
 Accounts and notes receivable, (less
 allowance for doubtful accounts of
 $1,394 in 2000 and $1,123 in 1999)              49,371             56,400
 Inventories (Note 2)                            63,122             52,423
 Prepaid expenses and other current assets       12,204              7,445
 current assets

     Total current assets                       241,155            240,470

Property, plant and equipment,net                64,033             63,514
Investments in and advances to affiliated
companies                                         6,539              5,572
Capitalized software                              4,215              4,174
Other assets                                      2,058              1,283
TOTAL ASSETS                                    318,000            315,013

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Mortgage and other notes payable                   359                356
 Obligations under capital leases                   673                633
 Accounts payable, trade                         15,581             14,526
 Accrued employee compensation and benefits      10,203             10,349
 Accrued expenses                                 8,843              8,666
 Accrued income taxes                               ---                 68
 Accrued dividends payable (Note 3)                 898                ---
    Total current liabilities                    36,557             34,598
Long-term debt:
  Mortgage and other notes payable                5,372              5,626
  Obligations under capital leases                  742              1,088
Deferred income taxes                             1,542              1,497
Excess of acquired net assets over cost, net        160                217
Minority interest in subsidiary                   4,246              4,586
Stockholders' equity:
  Common stock, $.05 par value                      699                694
  Capital in excess of par value                 27,428             24,718
  Retained earnings                             259,334            257,417
  Accumulated other comprehensive income        (2,472)            (1,023)
  Treasury stock, at cost                      (12,207)           (13,100)
  Unearned compensation                         (3,401)            (1,305)
     Total stockholders' equity                 269,381            267,401
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $  318,000         $  315,013

See the accompanying notes to unaudited condensed consolidated financial statements.

                      ANALOGIC CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
              (in thousands, except per share data)

                                   Three Months Ended      Six Months Ended
                                       January 31,            January 31,

                                  2000        1999       2000       1999
Revenues:
 Product and service          $57,488     $65,167     $111,853    $123,006
 Engineering and licensing      5,056       3,613       10,451       7,201
 Other operating revenue        2,471       2,412        6,424       6,032
 Interest and dividend income   1,458       1,497        3,183       3,616
Total revenues                 66,473      72,689      131,911     139,855

Costs of sales and expenses:
 Cost of sales:
   Product and service         35,974      37,414       70,220      71,314
   Engineering and licensing    4,862       3,370        8,736       6,391
   Other operating expenses     1,306       1,338        2,988       2,973
   General and administrative   6,153       5,343       11,333      10,402
   Selling                      6,374       6,617       12,287      12,884
   Research and product
   development                  9,325       9,977       18,936      18,970
   Interest expense                81          90          168         205
   (Gain)Loss on foreign
    exchange                    (126)          65            9         149
   Amortization of excess of
   acquired net assets over cost (28)        (28)         (56)        (56)
Total cost of sales and
 expenses                      63,921      64,186      124,621     123,232

Income from operations          2,552       8,503        7,290      16,623

Equity in net loss of
unconsolidated affiliates       (760)     (1,128)      (1,809)     (2,216)

Income before income taxes and
 minority interest              1,792       7,375        5,481      14,407

Provision for income taxes        556       1,559        1,700       3,739
(Note 4)

Minority interest in net income
 of consolidated subsidiary        48         251           75         346

Net income                    $ 1,188       5,565        3,706      10,322

Earnings per common share (Note 6):
 Basic                        $  0.09    $   0.44     $   0.29     $  0.82
 Diluted                      $  0.09    $   0.44     $   0.29     $  0.81

Dividends declared per common
 share                        $  0.07    $   0.07     $   0.14     $  0.13

See the accompanying notes to unaudited condensed consolidated financial statements.

                      ANALOGIC CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (in thousands)

                                                    Six  Months Ended
                                                       January 31,
                                                     2000       1999
OPERATING ACTIVITIES:
  Net Income                                      $ 3,706     $ 10,322
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Deferred income taxes                         (1,058)          302
    Depreciation                                    5,953        4,849
    Amortization of capitalized software              903        1,004
    Amortization of excess of acquired net
     assets over cost                                (56)         (56)
    Minority  interest in  net  income  of             75          346
     consolidated subsidiaries
    Compensation from stock grants                    245          302
    Gain on sale of equipment                         (6)         (23)
    Excess of equity in losses of
     unconsolidated affiliates                      1,809        2,216
    Changes in operating assets and liabilities
     Decrease (increase) in assets:
      Accounts and notes receivable                 7,029      (1,653)
      Inventories                                 (10,699)         94
      Prepaid expenses and other current assets       137         141
      Other assets                                   (264)       (106)
    Increase (decrease) in liabilities:
      Accounts payable, trade                       1,055        2,142
      Accrued expenses and other current
       liabilities                                    (41)      (3,349)
      Accrued income taxes                         (3,512)         691
  NET CASH PROVIDED BY OPERATING ACTIVITIES:        5,276       17,222

INVESTING ACTIVITIES:
  Investments in and advances to affiliated
   companies                                       (2,750)      (2,700)
  Additions to property, plant and equipment       (6,475)      (6,560)
  Capitalized software                             (1,381)        (934)
  Purchases of marketable securities               (7,805)      (3,730)
  Maturities of marketable securities               8,885        1,745
  Proceeds from sale of property, plant and
   equipment                                            9           39
  NET CASH USED BY INVESTING ACTIVITIES            (9,517)     (12,140)

FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations     (558)      (3,121)
  Issuance of common stock pursuant to stock
  options and employee stock purchase plan            924          540
  Dividends paid to shareholders (Note 3)            (891)        (759)
  NET CASH USED BY FINANCING ACTIVITIES              (525)      (3,340)
  EFFECT OF EXCHANGE RATE CHANGES ON CASH            (174)         702
  NET(DECREASE) INCREASE IN CASH & CASH
   EQUIVALENTS                                     (4,940)       2,444
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     30,017       27,644
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 25,077     $ 30,088

See the accompanying notes to unaudited condensed consolidated financial statements.

                         ANALOGIC CORPORATION
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of January 31, 2000 and July 31, 1999, the results of its operations for the three and six months ended January 31, 2000 and 1999 and statements of cash flows for the six months then ended. The results of the operations for the three and six months ended January 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending July 31,
   2000.   The accounting policies followed by the Company are set
   forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

   The financial statements, with the exception of the July 31, 1999 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 1999 contains data derived from the audited financial statements, included in our annual report on form 10K.


2. Inventories

   The components of inventory are estimated as follows:

                               January 31,     July 31, 1999
                                  2000
Raw Materials                 $  26,580,000    $  20,918,000
Work-in-process                  24,717,000       20,621,000
Finished goods                   11,825,000       10,884,000
                              $  63,122,000    $  52,423,000

3. Dividends

   The Company declared a dividend of $.07 per Common Share on January 28, 2000, payable on February 25, 2000 to shareholders of record on February 11, 2000 and $.07 per common share on October 7, 1999, payable on November 4, 1999 to shareholders of record on October 21, 1999.

4. Provision for Income Taxes

   The effective tax rate for the six months of fiscal 2000 and fiscal 1999 was 31% versus 26%. The effective tax rate for the six months of fiscal 1999 was lower due to a reversal of an overaccrual of prior years tax provision.

                      ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


5. Comprehensive Income

   The following table presents the calculation of comprehensive income and its components for the three and six months ended January 31, 2000 and 1999:

                               Three Months Ended       Six Months Ended
                                   January 31,             January 31,

                                 2000       1999        2000       1999
    Net income                 $1,188,000  $5,565,000 $3,706,000  $10,322,000

    Other comprehensive (loss)
    income:
     Unrealized holding gains
     and losses, net of taxes
     of  $245,000 and $61,000
     for the three months ended
     January 31,2000 and 1999,
     and $534,000 and $341,000
     for the six months ended
     January 31,2000 and 1999.   (545,000)    230,000 (1,189,000)    852,000


     Foreign currency translation
     adjustment, net of taxes of
     $268,000 and $129,000 for the
     three months ended January
     31, 2000 and 1999, and
     $259,000 and $278,000 for the
     six months ended Janaury 31,
     2000 and 1999.             (598,000)    (482,000)  (578,000)    424,000

    Total comprehensive income $  45,000   $5,313,000 $1,939,000 $11,598,000

                      ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Net income per share

   The following table indicates the number of shares utilized in the earnings per share calculations for the three and six months ending January 31, 2000 and 1999, respectively.

                             Three Months Ended        Six Months Ended
                                 January 31,             January 31,

                             2000         1999        2000         1999
   Net income           $ 1,188,000   $ 5,565,000  $ 3,706,000  $ 10,322,000
   Basic:
    Weighted average
    number of common
    shares outstanding   12,811,208    12,676,258   12,771,893    12,665,183

    Net income per share$      0.09   $     0.44   $      0.29   $      0.82

   Diluted:
    Weighted average
    number of common
    shares outstanding   12,811,208    12,676,258    12,771,893   12,665,183


    Dilutive effect of
    stock options            33,106       114,969        46,385      118,956

    Weighted average
    number of
    common shares
    outstanding          12,844,314    12,791,227    12,818,278   12,784,139


    Net income per share$      0.09   $      0.44   $      0.29  $      0.81

                       ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (continued)

7. Segment information:

   Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Selected Information" requires reporting of segment information that is consistent with the way in which management operates the Company. The Company's operations are primarily within a single segment within the electronics industry (Medical Technology Products): the design, manufacture and sale of high-technology, high-performance, high-precision, data acquisition, conversion (analog/digital) and signal processing instruments and systems. The Corporate and Other segment represents the Company's Hotel operation, interest and dividend income and other Company operations which do not meet the materiality requirements of the statement and thus are not required to be separately disclosed. The table below presents information about the Company's reportable segments for the three and six months ended January 31, 2000 and 1999.

                              Three Months Ended        Six Months Ended
                                 January 31,                January 31,
                             2000            1999       2000         1999
Revenues:
 Medical Technology
 Products                $59,845,000    $65,388,000 $116,976,000 $124,873,000
 Corporate and Other       6,628,000      7,301,000   14,935,000   14,982,000
Total revenues           $66,473,000    $72,689,000 $131,911,000 $139,855,000

Income before income
taxes and minority
interest:
 Medical Technology
 Products                $   986,000    $ 6,115,000 $  2,757,000 $ 11,219,000
 Corporate and Other         806,000      1,260,000    2,724,000    3,188,000
Total income before
income taxes and minority
interest                 $ 1,792,000    $ 7,375,000 $  5,481,000 $ 14,407,000

Identifiable assets:
 Medical Technology     $191,818,000   $189,734,000 $191,818,000 $189,734,000
 Products
 Corporate and Other     126,182,000    122,232,000  126,182,000  122,232,000
Total identifiable
assets                  $318,000,000   $311,966,000 $318,000,000 $319,966,000


                            ANALOGIC CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's balance sheet reflects a current ratio of 6.6 to 1 at January 31, 2000 compared to 7.0 to 1 at July 31, 1999.
Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 70% of current assets at January 31, 2000 compared with 75% at July 31, 1999. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.18 to 1 at January 31, 2000 and July 31, 1999.

Inventory increased $10,699,000 during the six months ended January 31, 2000. Due to concerns about potential problems relating to implementation of the Company's new Enterprise Resource Planning system, inventory was purchased in advance to ensure delivery would be made to the Company's customers during the implementation period.

Accounts and notes receivable decreased $7,029,000 during the six months ended January 31, 2000. The reduction was due to $2,300,000 received from the City of Peabody from real estate tax abatements and the balance from normal operating activities.

Prepaid expenses and other current assets increased $4,759,000 during the six months ended January 31, 2000, primarily due to federal and state estimated tax payments made by the Company.

Capital expenditures totaled approximately $6,475,000 during the six months ended January 31, 2000.

RESULTS OF OPERATIONS
Six Months Fiscal 2000 (01/31/00) vs. Six Months Fiscal 1999
(01/31/99)

Product, service, engineering and licensing revenues for the six months ended January 31, 2000 were $122,304,000 as compared to $130,207,000 for the same period last year, a decrease of 6%. The decrease of $7,903,000 was due to a shortfall in sales of Medical Technology Products of $7,783,000 (primarily due to reduced sales of Cardiology Diagnostic Imaging Products), a decrease in Signal Processing Technology Products of $2,764,000 (primarily due to lower demand of data acquisition systems), offset by an increase in Industrial Technology Products of $2,644,000 (primarily due to continued higher demand of the Company's high frequency Automatic Test Equipment (ATE) boards). Other operating revenue of $6,424,000 and $6,032,000 represents revenue form the Hotel operation for the six months ending January 31, 2000 and 1999, respectively.

Interest and dividend income decreased $433,000, primarily due to interest earned from the City of Peabody on real estate tax abatement recorded in the second quarter of fiscal 1999 of $652,000 versus $254,000 recorded in the six months of fiscal 2000.

                      ANALOGIC CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage of total cost of sales to total net sales for the six months of fiscal 2000 and fiscal 1999 was 65% and 60%, respectively. The increase was primarily due to lower volume of Medical Technology and Signal Processing Products, reduction in selling prices, and higher manufacturing costs. Operating costs associated with the Hotel during the six months of fiscal 2000 and 1999 were $2,988,000 and $2,973,000, respectively.

General and administrative expenses increased $931,000 for the six months ended January 31, 2000 versus the six months ended January 31, 1999. The increase was due primarily to additional expenses associated with our Canadian subsidiary ANRAD, acquired in June 1999, an increase in bad debt provision, partially offset by decreased staffing in our Danish subsidiary, B-K Medical.

Selling expenses decreased $597,000 in the first six months of fiscal 2000 compared with the same period last year, primarily due to reduced staffing in our Danish subsidiary, B-K Medical.

Computer software costs of $1,381,000 and $934,000 were capitalized in the first six months of fiscal 2000 and 1999, respectively. Amortization of capitalized software amounted to $903,000 and $1,004,000 in the first six months of fiscal 2000 and 1999, respectively.

The Company's share of losses of unconsolidated affiliates amounted to $1,809,000 and $2,216,000 during the first six months of fiscal 2000 and 1999, respectively.

During the first six months of fiscal 1999, the Company's investment in Analogic Scientific was decreased by $180,000, reflecting the Company's share of losses. There was no adjustment required during the six months of fiscal 2000.

The effective tax rate for the six months of fiscal 2000 and fiscal 1999 was 31% versus 26%.
The effective tax rate for the six months of fiscal 1999 was lower due to a reversal of an overaccrual of prior years tax provision.

Net income for the first six months ended January 31, 2000 was $3,706,000 or $.29 per basic and diluted earnings per share as compared with $10,322,000 or $.82 basic earnings per share and $.81 diluted earnings per share for the same period last year. The decrease was primarily related to decreased sales of the Medical Technology and Signal Processing Technology Products, reduction in selling prices, and increased costs.

                      ANALOGIC CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Second Quarter Fiscal 2000 (01/31/00) vs Second Quarter Fiscal
1999 (01/31/99).

Product, service, engineering and licensing revenues for the three months ended January 31, 2000 were $62,544,000 as compared to $68,780,000 for the same period last year, a decrease of 9%. The decrease of $6,236,000 was due a decline in sales of Medical Technology Products of $5,726,000 (primarily due to sales of Cardiology Diagnostic Imaging Products), a decrease in Signal Processing Technology Products of $1,872,000 (primarily due to lower demand of data acquisition systems), offset by an increase in Industrial Technology Products of $1,362,000 primarily due to higher demand of the Company's high frequency ATE boards).
Other operating revenue of $2,471,000 and $2,412,000 represents revenue from the Hotel operation for the three months ending January 31, 2000 and 1999, respectively.

The percentage of total cost of sales to total net sales for the second quarter of fiscal 2000 and fiscal 1999 were 65% and 59%, respectively. The increase was primarily due to lower volume of Medical Technology and Signal Technology Products, reduction in selling prices, and higher manufacturing costs. Operating costs associated with the Hotel during the second quarter of fiscal 2000 and 1999 were $1,306,000 and $1,338,000, respectively.

General and administration expenses increased $810,000 for the second quarter ended January 31, 2000 versus the same period last year. The increase was due primarily to additional expenses associated with our Canadian subsidiary ANRAD, acquired in June 1999, and an increase in bad debt provision.

Selling expenses decreased $243,000 in the second quarter of fiscal 2000 compared with the same period of fiscal 1999, primarily due to reduced staffing in our Danish Subsidiary, B-K
Medical.

Research and product development expenses decreased $652,000 during the second quarter of fiscal 2000 versus fiscal 1999, primarily due to higher capitalized software costs.

Computer software costs of $877,000 and $502,000 were capitalized in the second quarter of fiscal year 2000 and 1999, respectively. Amortization of capitalized software amounted to $439,000 and $495,000 in the second quarter of fiscal 2000 and 1999, respectively.

A gain in foreign exchange of $126,000 was realized during the second quarter of fiscal year 2000 versus a loss of $65,000 for the same period last year. Most of the foreign exchange gains and losses have been incurred by our Danish subsidiary, B-K Medical.

The Company's share of losses of unconsolidated affiliates amounted to $760,000 and $1,128,000 during the second quarter of fiscal 2000 and 1999, respectively.

Income from operations for the second quarter of fiscal 2000 decreased $5,951,000 versus the same period of fiscal 1999, primarily due to decreased sales of the Medical Technology and Signal Processing Technology Products.

                      ANALOGIC CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The effective tax rate for the second quarter of fiscal 2000 and fiscal 1999 was 31% versus 21%. The effective tax rate for the second quarter of fiscal 1999 was lower due to a reversal of an overaccrual of prior years tax provision.

Net income for the second quarter ended January 31, 2000 was $1,188,000 or $.09 per basic and diluted earnings per share as compared with $5,565,000 or $.44 per basic and diluted earnings per share for the same period last year. The decrease was primarily related to decreased sales of the Medical Technology and Signal Processing Technology Products, reduction in selling prices, and increased costs.

Year 2000 Update

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

After over a year of testing, training, software conversion and hardware installation, the Company has implemented its new Enterprise Resource Planning (ERP) system during the first six months of fiscal 2000. Due to the size and complexity of the system, the company anticipated and has experienced problems during the first six months of fiscal 2000. The Company continues to resolve these problems and expects the system to be functioning as planned. Any prolonged problems with the system implementation could materially and adversely impact the Company's results of operations and financial position.

The Company estimates that Year 2000 costs will range from $7.0 million to $8.0 million, of which approximately $6.2 million was spent through January 31, 2000. The costs of the project will be funded through operating cash flows.

New Accounting Pronouncements, SAB No. 101

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," SAB No. 101 sets forth guidelines for accounting and disclosures related to revenue recognition. SAB No. 101 does not require registrants that have not applied this accounting to restate prior financial statements, provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting
Changes," no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating what effect the adoption of SAB No. 101 will have on its results of operations or financial position.

                      ANALOGIC CORPORATION

                   PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8 - K

(a) Exhibits
   None

(b) During the quarter ended January 31, 2000, the Company did not file any reports on
   Form 8-K.

                      ANALOGIC CORPORATION

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ANALOGIC CORPORATION
                              Registrant


Date: March 16, 2000          /s/ Bernard M. Gordon
                              Bernard M. Gordon
                              Chairman of the Board
                              and
                              Chief Executive Officer

Date: March 16, 2000          /s/ John J. Millerick
                              John J. Millerick
                              Senior Vice President,
                              Chief Financial Officer and
                              Treasurer (Principal
                              Financial and
                              Accounting Officer)