Form 10-Q
period 2000-04-30
ANALOGIC CORP
filed 2000-06-09
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2000
OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number	0-6715

ANALOGIC CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts 04-2454372
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization); Identification No.)

8 Centennial Drive, Peabody, Massachusetts 01960
(Address of principal executive offices) (Zip Code)

(978) 977-3000
(Registrant's telephone number, including area code)

                    (Former name, former address and former fiscal year, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x   No

The number of shares of Common Stock outstanding as of May 31, 2000 was 12,865,288


ANALOGIC CORPORATION

INDEX
Page No
Part 1. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of
April 30, 2000 (unaudited) and July 31, 1999	3

Condensed Consolidated Statements of Income for the
Three and Nine Months Ended April 30, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended April 30, 2000 and 1999	5

Notes to unaudited Condensed Consolidated Financial Statements	6-9

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.	10-13

Part 2. Other Information

Item 6. Exhibits and Reports on form 8-K	14

Signatures	15


ANALOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
April 30,	July 31,
2000	1999(Note 1)
(Unaudited)
ASSETS
Current assets:	$ 15,993	$ 30,017
Marketable securities, at market	88,173	94,185
Account and notes receivable, (less allowance for
doubtful accounts of $1,710 in 2000 and $1,123
in 1999)	56,354	56,400
Inventories (Note 2)	69,418	52,423
Prepaid and deferred income taxes	8,082	4,324
Other current assets	3,499	3,121
Total current assets	241,519	240,470

Property, plant and equipment, net	64,323	63,514
Investments in and advances to affiliated companies	6,499	5,572
Capitalized software	5,282	4,174
Other assets	3,328	1,283
TOTAL ASSETS	$ 320,951	$ 315,013

LIABILITIES AND STOCKHOLDER' EQUITY
Current Liabilities:
Mortgage and other notes payable	$ 361	$ 356
Obligations under capital leases	694	633
Accounts payable, trade	18,669	14,526
Accrued employee compensation and benefits	8,080	10,349
Accrued expenses	8,123	8,666
Accrued income taxes	-----	68
Total current liabilities	35,927	34,598
Long-term debt:
Mortgage and other notes payable	5,319	5,626
Obligations under capital leases	560	1,088
Deferred income taxes	1,746	1,497
Excess of acquired net assets over cost, net	132	217
Minority interest in subsidiary	4,015	4,586
Stockholder' equity
Common stock, $.05 par value	699	694
Capital in excess of par value	27,450	24,718
Retained earnings	263,431	257,417
Accumulated other comprehensive income	(3,204)	(1,023)
Treasury stock, at cost	(12,030)	(13,100)
Unearned compensation	(3,094)	(1,305)
Total stockholders' equity	273,252	267,401

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 320,951	$ 315,013

See the accompanying notes to unaudited condensed consolidated financial statements.


ANALOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2000	1999	2000	1999
Revenues:
Product and service, net	$ 66,837	$ 60,570	$ 178,690	183,576
Engineering and licensing	5,323	6,136	15,774	13,337
Other operating revenue	2,910	2,637	9,334	8,669
Interest and dividend income	1,470	1,519	4,653	5,135
Total revenues	76,540	70,862	208,451	210,717

Costs of sales and expenses:
Cost of sales:
Product and service	41,287	35,640	111,507	106,954
Engineering and licensing	4,346	2,937	13,082	9,328
Other operating expenses	1,508	1,458	4,496	4,431
General and administrative	6,396	5,277	17,729	15,679
Selling	6,728	6,352	19,015	19,236
Research and product development	8,805	10,348	27,741	29,318
Interest expense	66	90	234	295
(Gain) Loss on foreign exchange	39	(40)	48	109
Amortization of excess of acquired
net assets of acquired	(29)	(29)	(85)	(85)
Total cost of sales and expenses	69,146	62,033	193,767	185,265

Income from operations	7,394	8,829	14,684	25,452

Equity in net loss of unconsolidated affiliates	(137)	(1,461)	(1,946)	(3,677)

Income before income taxes and
minority interest	7,257	7,368	12,738	21,775
Provision for income taxes (Note 4)	2,250	1,905	3,950	5,644

Minority interest in net income of
consolidated subsidiary	10	133	85	479

Net income	$ 4,997	$ 5,330	$ 8,703	$ 15,652

Earnings per common share (Note 6):
Basic	$ 0.39	$ 0.42	$ 0.68	$ 1.24
Diluted	$ 0.39	$ 0.42	$ 0 .68	$ 1.23

Dividends declared per common share	$ 0.07	$ 0.07	$ 0.21	$ 0.20

See the accompanying notes to unaudited condensed consolidated financial statements.


ANALOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	April 30,
OPERATING ACTIVITIES:	2000	1999
Net Income	$ 8,703	$ 15,652
Adjustments to reconcile net income to net cash provided
by operating activities:
Deferred income taxes	(1,190)	(354)
Depreciation	8,552	6,901
Amortization of capitalized software	1,326	1,478
Amortization of excess of acquired net assets over cost	(85)	(85)
Allowance for doubtful accounts	587	(1,600)
Minority interest in net income of consolidated subsidiaries	85	479
Compensation from stock grants	444	479
Gain on sale of equipment	(61)	(25)
Excess of equity in net losses of unconsolidated affiliates	1,946	3,677
Changes in operating assets an liabilities
Decrease (increase) in assets:
Accounts and notes receivable	(541)	3,427
Inventories	(16,995)	(1,030)
Prepaid income taxes	(1,911)	-----
Other current assets	(378)	(207)
Other assets	(2,174)	(47)
Increase (decrease) in liabilities
Accrued payable, trade	4,143	(987)
Accrued expenses and other current liabilities	(2,835)	(3,235)
Accrued income taxes	(68)	529
NET CASH PROVIDED BY OPERATING ACTIVITIES:	(452)	25,052

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(2,744)	(2,730)
Additions to property, plant and equipment	(9,392)	(9,914)
Capitalized software	(2,434)	(1,427)
Purchases of marketable securities	(7,805)	(6,440)
Maturities of marketable securities	11,905	2,970
Proceeds from sale of property, plant and equipment	92	39
NET CASH USED BY INVESTING ACTIVITIES	(10,378)	(17,502)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(770)	(3,313)
Purchase of common stock for treasury		(345)
Issuance of common stock pursuant to stock
options and employee stock purchase plan	941	769
Dividends paid to shareholders (Note 3)	(2,689)	(2,536)
NET CASH USED BY FINANCING ACTIVITIES	(2,518)	(5,425)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(676)	(193)
NET(DECREASE)INCREASE CASH&CASH
EQUIVALENTS	(14,024)	1,932
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,017	27,644
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 15,993	$ 29,576

See the accompanying notes to unaudited condensed consolidated financial statements.


ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Basis of Presentation

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of April 30, 2000 and July 31, 1999, the results of its operations for the three and nine months ended April 30, 2000 and 1999 and statements of cash flows for the nine months then ended. The results of the operations for the three and nine months ended April  30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2000. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

  The financial statements, with the exception of the July 31, 1999 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 1999 contains data derived from the audited financial statements included in our annual report on form 10-K.

  Inventories

The components of inventory are estimated as follows:

	April 30, 2000	July 31, 1999

Raw Materials	$ 36,978,000	$ 20,918,000
Work-in-process	22,148,000	20,621,000
Finished good	10,292,000	10,884,000
	$ 69,418,000	$ 52,423,000

  Dividends

  The Company declared a dividend of $.07 per Common Share on March 16, 2000, payable on April 13, 2000 to shareholders of record on March 30, 2000; and $.07 per common share on January 28, 2000, payable on February 25, 2000 to shareholders of record on February 11, 2000; and $.07 per common share on October 7, 1999, payable on November 4, 1999 to shareholders of record on October 21, 1999.

      4.    Provision for Income Taxes

  The effective tax rate for the six months of fiscal 2000 and fiscal 1999 was 31% versus 26%. The effective tax rate for the six months of fiscal 1999 was lower due to a reversal of an overaccrual of prior years tax provision.


  ANALOGIC CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

  5. Comprehensive Income

  The following table presents the calculation of comprehensive income and its components for the three and nine months ended April 30, 2000 and 1999:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2000	1999	2000	1999
Net income	$ 4,997,000	$ 5,330,000	$ 8,703,000	$15,652,000
Other comprehensive(loss)income:
Unrealized holding gains and losses, net of
taxes of $58,000 and $185,000 for the three
months ended April 30, 2000 and 1999,
and $592,000 and $156,000 for the nine
months ended April 30, 2000 and 1999.	(130,000)	(529,000)	(1,319,000)	323,000

Foreign currency translation adjustment, net
of taxes of $270,000 and $232,000 for the
three months ended April 30, 2000 and
1999, and $530,000 and $46,000 for the
nine months ended April 30, 2000 and 1999.	(602,000)	(663,000)	(1,179,000)	(239,000)
Total comprehensive income	$ 4,265,000	$ 4,138,000	$ 6,205,000	$15,736,000


  ANALOGIC CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

    Net income per share

    The following table indicates the number of shares utilized in the earnings per share calculations for the three and nine months ending April 30, 2000 and 1999, respectively.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2000	1999	2000	1999

Net income	$ 4,997,000	$ 5,330,000	$ 8,703,000	$15,652,000
Basic:
Weighted average number
of common shares outstanding	12,857,841	12,688,059	12,800,207	12,666,213

Net income per share	$ 0.39	$ 0.42	$ 0.68	$ 1.24
Diluted:
Weighted average number
of common shares outstanding	12,857,841	12,688,059	12,800,207	12,666,213
Dilutive effect of stock options	82,318	102,493	58,362	116,098
Weighted average number of
common shares outstanding	12,940,159	12,790,552	12,858,569	12,782,311

Net income per share	$ 0.39	$ 0.42	$ 0.68	$ 1.23


    ANALOGIC CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

    Segment information:

  Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Selected Information" requires reporting of segment information that is consistent with the way in which management operates the Company. The Company's operations are primarily within a single segment within the electronics industry Medical Technology Products): the design, manufacture and sale of high-technology, high-performance, high-precision, data acquisition, conversion (analog/digital) and signal processing instruments and systems. The Corporate and Other segment represents the Company's Hotel operation, interest and dividend income and other Company operations which do not meet the materiality requirements of the statement and thus are not required to be separately disclosed. The table below presents information about the Company's reportable segments for the three and nine months ended April  30, 2000 and 1999.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2000	1999	2000	1999

Revenues:
Medical Technology Products	$ 68,959,000	$ 64,364,000	$ 185,935,000	$ 189,237,000
Corporate and Other	7,581,000	6,498,000	22,516,000	21,480,000
Total revenues	$ 76,540,000	$ 70,862,000	$ 208,451,000	$ 210,717,000

Income before income taxes and
minority interest:
Medical Technology Products	$ 6,064,000	$ 6,210,000	$ 8,821,000	$ 17,430,000
Corporate and Other	1,193,000	1,158,000	3,917,000	4,355,000
Total income before income taxes
and minority interest	$ 7,257,000	$ 7,368,000	$ 2,738,000	$ 21,775,000

Identifiable assets:
Medical Technology Products	$ 201,714,000	$ 188,480,000	$ 201,714,000	$ 188,480,000
Corporate and Other	119,237,000	121,901,000	119,237,000	121,901,000
Total identifiable assets	$ 320,951,000	$ 310,381,000	$ 320,951,000	$ 310,381,000


  ANALOGIC CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  FINANCIAL CONDITION

  The Company's balance sheet reflects a current ratio of 6.7 to 1 at April 30, 2000 compared to
  7.0 to 1 at July 31, 1999. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 66% of current assets at April 30, 2000 compared with 75% at July 31, 1999. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.17 to 1 at April 30, 2000 and 0.18 at July 31, 1999.

  Inventory increased $16,995,000 during the nine months ended April 30, 2000. Due to lack of adequate information relating to the implementation of the Company's new Enterprise Resource Planning system, inventory was purchased in advance to ensure delivery would be made to the Company's customers during the implementation period.

  Accounts and notes receivable decreased $46,000 during the nine months ended April 30, 2000. The reduction was due to $2,300,000 received from real estate tax abatements, offset by increases from normal operating activities.

  Prepaid and deferred income taxes increased $3,758,000 during the nine months ended April 30, 2000, primarily due to federal and state estimated tax payments made by the Company.

  Capital expenditures totaled approximately $9,392,000 during the nine months ended April 30, 2000, primarily due to a new manufacturing board assembly equipment and the Company's new Enterprise Resource Planning system.

  RESULTS OF OPERATIONS

  Nine Months Fiscal 2000 (04/31/00) vs. Nine Months Fiscal 1999 (04/30/99)

  Product, service, engineering and licensing revenues for the nine months ended April  30, 2000 were $194,464,000 as compared to $196,913,000 for the same period last year, a decrease of 1%. The decrease of $2,449,000 was due to a shortfall in sales of Medical Technology Products of $11,494,000 (primarily due to reduced sales of Cardiology Diagnostic Imaging Products), an increase in Signal Processing Technology Products of $3,353,000 (primarily due to sales of EXACT (EXplosive Assessment CT) systems, and an  increase in Industrial Technology Products of $5,692,000 (primarily due to continued higher demand for the Company's, high frequency, Automatic Test Equipment (ATE) boards). Other operating revenue of $9,334,000 and $8,669,000 represents revenue form the Hotel operation for the nine months ending April 30, 2000 and 1999, respectively.

  Interest and dividend income decreased $482,000, primarily due to interest earned from real estate tax abatements recorded in the nine months of fiscal 1999 of $700,000 versus $268,000 recorded in the nine months of fiscal 2000.


  ANALOGIC CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The percentage of total cost of sales to total net sales for the nine months of fiscal 2000 and fiscal 1999 was 64% and 59%, respectively. The increase was primarily due to lower volume of Medical Technology Products, reduction in selling prices, and higher manufacturing costs. Operating costs associated with the Hotel during the nine months of fiscal 2000 and 1999 were $4,496,000 and $4,431,000, respectively.

  General and administrative expenses increased $2,050,000 for the nine months ended April 30, 2000 versus the nine months ended April 30, 1999. The increase was due primarily to additional expenses associated with our Canadian subsidiary ANRAD, acquired in June 1999, increased personnel expenses, an increase in bad debt provision, partially offset by decreased staffing in our Danish subsidiary, B-K Medical.

  Selling expenses decreased $221,000 in the first nine months of fiscal 2000 compared with the same period last year, primarily due to reduced staffing in our Danish subsidiary, B-K Medical.

  Research and product development expenses decreased $1,577,000 in the first nine months of fiscal 2000 compared with the same period of fiscal 2000 compared with the same period of fiscal 1999, primarily due to higher capitalized software costs, and lower expenses in our Danish subsidiary, B-K Medical.

  Computer software costs of $2,434,000 and $1,427,000 were capitalized in the first nine months of fiscal 2000 and 1999, respectively. Amortization of capitalized software amounted to $1,326,000 and $1,478,000 in the first nine months of fiscal 2000 and 1999, respectively.

  The Company's share of losses of unconsolidated affiliates amounted to $1,946,000 and $3,677,000 during the first nine months of fiscal 2000 and 1999, respectively.

  During the first nine months of fiscal 2000, the Company's investment in Analogic Scientific increased $ 450,000 reflecting the Company's share of profit. During the first nine months of fiscal 1999, the Company's investment in Analogic Scientific was decreased by $180,000, reflecting the Company's share of losses.

  The effective tax rate for the nine months of fiscal 2000 and fiscal 1999 was 31% versus 26%.  The effective tax rate for the nine months of fiscal 1999 was lower due to a reversal of an overaccrual of prior years tax provision.

  Net income for the first nine months ended April 30, 2000 was $8,703,000 or $.68 per basic and diluted earnings per share as compared with $15,652,000 or $1.24 basic earnings per share and $1.23 diluted earnings per share for the same period last year. The decrease was primarily related to the change in product sales mix, reduction in selling prices, and increased costs.


  ANALOGIC CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Third Quarter Fiscal 2000 (04/30/00) vs Third Quarter Fiscal 1999 (04/30/99).

  Product, service, engineering and licensing revenues for the three months ended April 30, 2000 were $72,160,000 as compared to $66,706,000 for the same period last year, an increase of 8%. The increase of $5,454,000 was due an increase in sales of Medical Technology Products of $353,000, an increase in Signal Processing Technology Products of $2,053,000 (primarily due to sales of the EXACT (EXplosive Assessment CT) systems), an increase in Industrial Technology Products of $3,048,000 primarily due to higher demand of the Company's high frequency ATE boards). Other operating revenue of $2,910,000 and $2,637,000 represents revenue from the Hotel operation for the three months ending April 30, 2000 and 1999, respectively.

  The percentage of total cost of sales to total net sales for the third quarter of fiscal 2000 and fiscal 1999 were 63% and 58%, respectively. The increase was primarily due to reduction in selling prices, and higher manufacturing costs. Operating costs associated with the Hotel during the third quarter of fiscal 2000 and 1999 were $1,508,000 and $1,458,000, respectively.

  General and administration expenses increased $1,119,000 for the third quarter ended April 30, 2000 versus the same period last year. The increase was due primarily to additional expenses associated with our Canadian subsidiary ANRAD, acquired in June 1999, increased personnel expenses, and an increase in bad debt provision.

  Selling expenses increased $376,000 in the third quarter of fiscal 2000 compared with the same period of fiscal 1999, primarily due to increased personnel expenses, advertising and trade shows, offset by reduced staffing in our Danish subsidiary, B-K Medical.

  Research and product development expenses decreased $1,543,000 during the third quarter of fiscal 2000 versus fiscal 1999, primarily due to higher capitalized software costs, and lower expenses in our Danish subsidiary, B-K Medical.

  Computer software costs of $953,000 and $493,000 were capitalized in the third quarter of fiscal year 2000 and 1999, respectively. Amortization of capitalized software amounted to $423,000 and $474,000 in the third quarter of fiscal 2000 and 1999, respectively.

  A loss in foreign exchange of $39,000 was realized during the third quarter of fiscal year 2000 versus a gain of $40,000 for the same period last year.  Most of the foreign exchange gains and losses have been incurred by our Danish subsidiary, B-K Medical.

  The Company's share of losses of unconsolidated affiliates amounted to $137,000 and $1,461,000 during the third quarter of fiscal 2000 and 1999, respectively.

  During the third quarter of fiscal year 2000, the Company's investment in Analogic Scientific was increased by $450,000, reflecting the Company's share of profit.  There was no adjustment required during the same period last year.

  Income from operations for the third quarter of fiscal 2000 decreased $1,435,000 versus the same period of fiscal 1999, primarily due to reduction in selling prices and higher manufacturing costs.


  ANALOGIC CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The effective tax rate for the third quarter of fiscal 2000 and fiscal 1999 was 31% versus 26%. The effective tax rate for the third quarter of fiscal 1999 was lower due to a reversal of an overaccrual of prior years tax provision.

  Net income for the third quarter ended April 30, 2000 was $4,997,000 or $.39 per basic and diluted earnings per share as compared with $5,330,000 or $.42 per basic and diluted earnings per share for the same period last year. The decrease was primarily related to the change in product sales mix, reduced selling prices, and increased costs.

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

  The Company has implemented its new Enterprise Resource Planning (ERP) system during the fiscal year 2000.  Due to the size and complexity of the system, the company anticipated and has experienced problems during the implementation.  The Company has and continues to resolve these problems and expects the system to be functioning as planned.  Any prolonged problems with the system implementation could materially and adversely impact the Company's results of operations and financial position.

  The Company estimates that Year 2000 costs will range from $7.5 million to 8.5 million, of which approximately $7.5 million was spent through April 30, 2000.  The cost of the project is funded through operating cash flows.

  New Accounting Pronouncements, SAB No. 101

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," SAB No. 101 sets forth guidelines for accounting and disclosures related to revenue recognition. SAB No. 101, as amended by SAB 101A,  does not require registrants that have not applied this accounting to restate prior financial statements, provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes,". SAB No. 101 will apply to the Company's first quarter ending October 31,2000. The Company is currently evaluating what effect the adoption of SAB No. 101 will have on its results of operations or financial position.


  ANALOGIC CORPORATION

  PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8 - K

    Exhibits

  None

  (b) During the quarter ended April 30, 2000, the Company did not file any reports on

  Form 8-K.


  ANALOGIC CORPORATION

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

Date: June 7, 2000	/s/ Bernard M. Gordon
Bernard M. Gordon
Chairman of the Board and
Chief Executive Officer

Date: June 7, 2000	/s/ John J. Millerick
John J. Millerick
Senior Vice President,
Chief Financial Officer and
Treasurer (Principal Financial
and Accounting Officer)