Form 10-K405
period 2000-07-31
ANALOGIC CORP
filed 2000-10-20
CIK 6284

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year: July 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to                .

Commission file number 0-6715

ANALOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2454372
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8 Centennial Drive, Peabody, Massachusetts	01960
(Address of principal executive offices)	(Zip Code)

  (978) 977-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.05 par value

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant at August 31, 2000 was approximately $300,986,000.

      Number of shares of Common Stock outstanding at August 31, 2000: 12,878,692

Documents Incorporated by Reference: None

PART I

Item 1.  Business

      (a)  Developments During Fiscal 2000

      Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as “Analogic” or the “Company”) for the fiscal year ended July 31, 2000, were $297,619,000 as compared to $279,694,000 for fiscal 1999, an increase of 6%. Net income for fiscal 2000 was $14,108,000, or $1.10 per diluted share as compared to $19,513,000, or $1.53 per diluted share for fiscal 1999.

      The Company entered into a strategic alliance with Eastman Kodak Corporation (Rochester, NY) to define, develop and manufacture state-of-the-art digital radiography (DR) systems. Kodak plans to enter the digital radiography market with three systems to be supplied by Analogic. These systems employ a reusable flat panel detector consisting of an amorphous selenium semiconductor X-ray absorber coating over a thin-film transistor array as a basis for X-ray capture and direct digitization. Digital radiography is designed to provide high quality digital images that optimize radiology workflow through improved patient scheduling and accelerated access to images.

      The Company outlined a five-year strategic plan to accelerate growth and enhance shareholder value based upon three overlapping phases. The three phases are: 1) refocus on core business and achieve operational excellence; 2) continue development as a complete system provider for OEM customers; and 3) expand product and engineering services to its installed base of OEM customers.

      In March, 2000 the Company announced the spinout of its Communications Product Group into a new subsidiary, Anatel Communications Corporation. Anatel designs, manufactures and markets Voice over Internet Protocol (VoIP) resource boards, network access boards, and Media Gateway systems and software for the Internet Telecommunications market.

      The Company successfully completed the testing, training, software conversion and hardware installation of a new Enterprise Resource Planning (ERP) system.

      Mr. Thomas J. Miller was appointed President and Chief Operating Officer in October 1999. Mr. John J. Millerick was elected Senior Vice President, Chief Financial Officer and Treasurer in January 2000.

      (b)  Financial Information About Industry Segment

      The Company’s operations are within a single segment within the electronics industry (Medical Instrumentation Technology Products). The operations encompass design, manufacture and sale of high technology, high-performance, high-precision data acquisition, conversion (analog/ digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use.

      (c)  Narrative Description of Business

      Analogic conceives, designs, manufactures, and sells standard and customized high-precision data acquisition, signal and imaging processing based medical imaging and industrial systems and subsystems. Analogic’s principal customers are original equipment manufacturers (OEM) who incorporate Analogic’s state-of-the art products into systems used in medical, industrial and scientific applications.

      Analogic has been a leader in the application of precision analog-to-digital (A/D) and digital-to-analog (D/A) conversion technology, which involves the conversion of continuously varying (i.e., “analog”) electrical signals, such as those representing temperature, pressure, voltage, weight, velocity, ultrasound and x-ray intensity into and from the numeric (or “digital”) form required by computers, medical imaging equipment and other data processing equipment and in subsystems and systems based on such technology.

      In addition to their precision measurement capabilities, most of Analogic’s products perform very high-speed complex calculations on the data being analyzed. Thus, Analogic’s products are an integral part of the communications link between various analog sensors, detectors or transducers and the people or systems which interpret or utilize this information.

      Analogic’s products may be divided for discussion purposes into three groupings as described below. These groupings are classified by product technology and not by application.

      Medical Technology Products, consisting primarily of electronic systems and subsystems for medical imaging equipment, accounted for approximately 73% of product, service, engineering and licensing revenue in fiscal 2000.

      Analogic’s medical imaging data acquisition systems and related computing equipment are incorporated by U.S., European and Asian manufacturers into advanced X-ray equipment known as Computed Tomography (CT) scanners. These scanners generate images of the internal anatomy,which are used primarily in diagnosing medical conditions. Analogic’s data acquisition and signal processing systems have advanced CT scanner technology by substantially increasing resolution of the image, by reducing the time necessary to acquire the image, and by reducing the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D and D/A conversion equipment and complete data acquisition systems. The Company also manufactures a complete mobile and other CT scanners incorporating proprietary technology.

      In addition, the Company manufactures key subsystems on an OEM basis for ultrasound equipment manufacturers. The Company also designs and manufactures radiology, surgical and urology ultrasound systems and probes for the end-user market. These scanners generate real-time images of the internal anatomy, which are used for diagnosing medical conditions and for interventional procedures.

      The Company manufactures electronics for a family of hard copy laser printers in single and multi-user configurations that address the diagnostic image market. These printers are used in hospitals world wide to print diagnostic quality images on film from the electronic data collected by medical imaging equipment such as CT scanners and MRI scanners. The Company also designs and manufactures for OEM customers advanced RF amplifiers, gradient coil amplifiers and spectrometers for use in Magnetic Resonance Imaging (MRI) equipment. These MRI scanners are used primarily to create diagnostic medical images.

      The Company manufactures fetal monitoring products for conversion and display of biomedical signals. These monitors are designed for use in antepartum applications and have the capability to measure, compute, display and print fetal heart rates, maternal contraction frequency and relative intensity to determine both maternal and fetal well being.

      The Company also manufactures a lightweight, portable, multi-functional, custom patient monitor instrument which acquire, calculate and display combinations of the five most common vital sign parameters-Electrocardiogram (ECG), Respiration, Temperature, Non Invasive Blood Pressure (NIBP) and Pulse Oximetry (SpO2). These monitors are designed to be used in a variety of hospital settings such as emergency room, step-down general care and surgical centers where ease-of-use, portability, flexibility and costs are important considerations.

      The Company also manufactures a broad line of medical connectivity products that allows medical equipment such as CT Scanners and MRI and ultrasound equipment to attach to local Digital Imaging and Communications for Medicine (DICOM), Picture Archive & Communications Systems (PACS) and wide area networks. The line includes Computed Radiography (CR) image processing and viewing workstations.

      Camtronics, an 81% owned subsidiary, manufactures products which are included herein as medical technology products. Camtronics designs and manufactures multi-modality image and information management systems for cardiology. This system integrates all cardiac patient data into an enterprise-wide information system. The industry leader in cardiac workstation technology, Camtronics also designs and manufactures state-of-the art digital imaging systems for cardiology and radiology.

      Anrad, an 100% owned subsidiary, designs and manufactures a state-of-the-art direct conversion series of amorphous selenium based, X-ray, flat panel detectors for diagnostic and interventional applications in mammography and other digital radiology application.

      Signal Processing Technology Products, consisting of A/D converters and supporting modules, high-speed digital signal processors such as Array Processors, and image processing equipment, accounted for approximately 17% of fiscal 2000 product, service, engineering and licensing revenue.

      The technology developed by Analogic and incorporated within these products is fundamental to all of the Company’s other products.

      A/D converters convert continuously varying “analog” signals into the numerical “digital” form required by microprocessors and other data processing equipment. Analogic manufactures a wide variety of high speed 14 and 16 bit low noise converters.

      Analogic specializes in the manufacture of high-precision and high performance, rather than lower-cost, low-precision and minimal performance, data conversion products. Typical applications of these devices include the conversion of industrial and biomedical signals into computer language.

      The Company manufactures a line of Compact Peripheral Computer Interface (CPCI) boards. These products are fully compatible with the CPCI form factor and bus structure and take advantage of software written for the PCIbus. The boards, which are designed for OEM embedded applications requiring precision measurements and high sampling rates, perform acquisition, conditioning, multiplexing, as well as signal processing functions, and are supported by Microsoft Windows NT® software.

      Analogic manufactures application accelerator and array processors (special purpose computers) which generally receive information from a host computer or data source, rapidly perform the desired calculations, and return the processed data or results to the host computer. The cost per calculation of array processors, which can compute and/or manipulate data at the rate of hundreds of millions of operations per second, is less than that of general-purpose computers. Analogic believes its accelerators and array processors have generally been cost effective when compared with competitive products.

      The Company is marketing its array processors for applications such as, Voice Over Internet Protocol (VoIP), X-ray imaging, manufacturing testing, radar and sonar, geophysical exploration, and other technical and scientific areas. In addition, the Company sells array processors used for image construction in Magnetic Resonance Imaging (MRI) medical diagnostic systems. The Company also manufactures Digital Signal Processing (DSP) floating point products, which are used in the above-mentioned markets.

      Analogic manufactures the EXACT system, an advanced computed tomography imaging system capable of providing data for 3-D images of every object in a package, parcel, or bag. An OEM customer has exclusive rights to marketing the EXACT as part of a comprehensive explosive detection system to scan checked luggage for aircraft. Analogic is currently pursuing other applications for the EXACT system such as drug and other contraband detection, and providing security for high-risk buildings.

      Industrial Technology Products, consisting of test instruments and industrial weight measurement equipment accounted for approximately 10% of fiscal 2000 product, service, engineering and licensing revenues.

      Test Instruments are used as components of large Automated Test Equipment (ATE) for the semiconductor test and other industries. These instruments provide precision signal source and measurement capabilities for testing high performance mixed-signal and analog semiconductors. Various instruments provide a range of speed and accuracy capabilities. Test instruments are also used for stand-alone operation on a test bench.

      Industrial weighing products are sold to both OEM and end users and are used in many industrial and process control applications requiring high precision weight measurement.

      Anatel Communications, a wholly owned subsidiary formed in March 2000, designs, manufactures, and markets Voice over Internet Protocol (VoIP) DSP resource boards; network access boards; and Media Gateway development systems and associated software for the Internet Telephony market. Applications include VoIP Gateways, Softswitch architectures, voice routers (PBXs) and Call Center systems.

Hotel Operation

      The Company owns a hotel, which is located adjacent to the Company’s principal executive offices and manufacturing facility in Peabody, Massachusetts. The hotel is strategically situated in an industrial park, is in close proximity to the historic and tourist area of Boston’s North Shore and is approximately 18 miles from Boston. The hotel has 256 rooms, a ballroom and several other function rooms and appropriate recreational facilities. The hotel is managed for the Company under a contract with Marriott Corporation.

Marketing and Distribution

      The Company sells its products domestically and abroad directly through the efforts of its officers and employees and through a network of independent sales representatives and distributors located in principal cities around the world. In addition, Analogic subsidiaries in England and Denmark act as distributors. Domestically, Analogic has several regional sales offices staffed by salespeople who sell the Company’s products in the surrounding areas and supervise independent sales representatives and distributors in their regions. Some of Analogic’s distributors also represent manufacturers of competing products.

Sources of Components/ Raw Materials

      In general, Analogic’s products are composed of company-designed proprietary integrated circuits, printed circuit boards, and precision resistor networks, manufactured by Analogic and others in accordance with Analogic’s specifications, as well as standard electronic integrated circuits, transistors, displays and other components. Most items procured are believed to be available from more than one source. However, it may be necessary, if a given component ceases to be available, for Analogic to incur additional expense in order to modify its product design to adapt to a substitute component or to purchase new tooling to enable a new supplier to manufacture the component. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, Analogic carries a substantial inventory of raw material components in an effort to assure its ability to make timely delivery to its customers.

Patents and Licenses

      The Company holds approximately 80 patents of varying duration issued in the United States which cover the design and manufacture of its products. In many instances, the Company holds corresponding foreign patents. The Company regularly files both foreign and domestic patent applications and continuations to cover both new and improved methods, apparatus, processes, designs and products. At present, more than 350 U.S. and foreign patents applications are pending.

      The Company also relies on a combination of trade secret, copyright and trademark laws, and contractual agreements to safeguard its proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, the Company routinely enters into confidentiality and assignment of invention agreements with each of its employees and nondisclosure agreements with its key customers and vendors.

      Management believes that any legal protection afforded by patent, copyright, and trade secret laws are of secondary importance as a factor in the Company’s ability to compete; its future prospects are more a function of the continuing level of excellence and creativity of engineers in developing products which satisfy customer needs, and the innovative skills, competence and marketing and managerial skills of its personnel in selling those products. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products. Management is of the opinion that the loss of patent protection would not have a material effect on the Company’s competitive position.

Seasonal Aspect of Business

      There is no material seasonal element to the Company’s business, although plant closings in the summer, particularly in Europe, tend to decrease the activity of certain buying sources during the first quarter of the Company’s fiscal year.

Working Capital Matters

      The Company does not carry a substantial inventory of finished goods but does carry a substantial inventory of raw material components and work-in-process to enable it to meet its customers’ delivery requirements. (See Note 4 of Notes to Consolidated Financial Statements.)

Material Customers

      The Company’s three largest customers, each of which is a significant and valued customer, were Philips, General Electric and Toshiba, which accounted for approximately 16%, 10%, and 9%, respectively, of product, service, engineering and licensing revenue for the fiscal year ended July 31, 2000. Loss of any one of these customers would have a material adverse effect upon the Company’s business. The Company does business with Philips through several of the Company’s Product Groups and Subsidiaries principally under OEM contracts. In addition, Philips funds research and development of some products to be manufactured by Analogic for Philips. No other individual customer accounted for as much as 6% of the Company’s product, service, engineering and licensing revenue during fiscal 2000. The Company’s ten largest customers, including Philips, General Electric and Toshiba accounted for approximately 60% of product, service, engineering and licensing revenue during fiscal 2000.

Backlog

      The backlog of orders at July 31, 2000 was approximately $96.4 million compared with approximately $86.6 million at July 31, 1999. This increase is principally related to Medical Technology and Signal Processing products. Many of the orders in the Company’s backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 2000 backlog during fiscal 2001.

Government Contracts

      The amount of the Company’s business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government is insignificant.

Competition

      Analogic is subject to competition based upon product design, performance, pricing, quality and service. Analogic believes that its innovative engineering and product reliability have been important factors in its growth. While the Company tries to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances Analogic’s products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

      Analogic’s medical X-ray imaging systems are highly specialized. The Company considers its selection by its OEM customers for design and manufacture of these products and its other medical products to be much less a function of other competitors in the field than it is of the “make-or-buy” decision of its individual OEM customers. Many OEM customers and potential OEM customers of the Company have the capacity to design and manufacture these products for themselves. In the Company’s area of expertise, the continued signing of new contracts indicates continued strength in the Company’s relationship with its major customers, although some of these customers continue to commit to shorter-term contracts.

      Analogic’s competitors include divisions of some larger, more diversified organizations, as well as several specialized companies. Some of them have greater resources and larger staffs than Analogic. The Company believes that, it is a leading manufacturer of CT scanner and MRI electronic sub-systems in the medical industry.

Research and Product Development

      Research and product development is a significant factor in Analogic’s business. The Company maintains a constant and comprehensive research and development program directed toward the creation of new products as well as toward the improvement and refinement of its present products and the expansion of their uses and applications.

      Company funds expended for research and product development amounted to $38,260,000 in fiscal 2000, $39,598,000 in fiscal 1999, and $36,177,000 in fiscal 1998. Analogic intends to continue its emphasis on new product development. As of July 31, 2000, Analogic had approximately 530 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians engaged in research and product development activities. These individuals, in conjunction with the Company’s salespeople, also devote a portion of their time assisting customers in utilizing the Company’s products, developing new uses for these products, and anticipating customer requirements for new products.

      During fiscal 2000, the Company capitalized $2,972,000 of computer software testing and coding costs incurred after technological feasibility was established. These costs will be amortized by the straight-line method over the estimated economic life of the related products, not to exceed three years. Amortization of capitalized software amounted to $1,778,000 in fiscal 2000.

Environmental Protection

      The Company does not anticipate any material effect upon its capital expenditures, earnings or competitive position resulting from compliance by it and its subsidiaries with presently enacted or adopted Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees

      As of July 31, 2000, the Company had approximately 1,830 employees.

Financial Information about Foreign and Domestic Operations and Export Revenue

      Domestic and foreign revenues were $266,641,000 and $30,978,000 respectively for fiscal 2000 compared to $255,142,000 and $24,552,000 in fiscal 1999 and $264,280,000 and $30,192,000 in fiscal 1998. (See Note 16 of Notes to Consolidated Financial Statements for further information regarding foreign and domestic operations.)

      Export revenue, primarily from sales of products and services to companies in Europe and Asia, amounted to approximately $93,911,000 (34%) in fiscal 2000 as compared to approximately $95,504,000 (37%) in fiscal 1999, and approximately $92,292,000 (33%) in fiscal 1998. Management believes that the Company’s export revenue is at least as profitable as its domestic revenue. The Company’s export revenue is primarily denominated in U.S. dollars.

      Management does not believe the Company’s foreign and export revenue is subject to significantly greater risks than its domestic revenue.

Item 2.  Properties

      Analogic’s principal executive offices and major manufacturing facility are located in a building, owned by the Company, which it constructed on its site in Peabody, Massachusetts. This facility consists of approximately 404,000 square feet of manufacturing, engineering, and office space. The Company owns approximately 65 acres of land at this location, which will accommodate future consolidation and expansion as required. The Company uses approximately 7 1/2 acres of this land for the Peabody Marriott Hotel which is owned by a wholly owned subsidiary of the Company and managed by the Marriott Corporation.

      The Company’s 81% owned subsidiary, Camtronics, owns a 40,000 square foot manufacturing and office building located on an eleven-acre site in Hartland, Wisconsin. Camtronics recently announced the construction of an addition to the existing building of 35,000 square feet. The new space will be available in the fourth quarter of fiscal 2001 and will enable the Company to consolidate and expand on its current site and eliminate approximately 18,000 square feet of lease obligations.

      The Company leases a modern one-story brick building containing approximately 41,000 square feet of manufacturing, engineering and office space located in Wakefield, Massachusetts. This building is leased for a term expiring on July 31, 2003.

      The Company leases two modern adjacent brick and concrete block buildings in Danvers, Massachusetts. These two buildings total approximately 170,000 square feet of manufacturing, engineering and office space and are leased for a term expiring on July 31, 2001. A total of 155,000 square feet of these buildings has been sublet on a triple net basis, self-renewing lease to Siemens Medical Electronics, Inc. One of the subleases, for 65,000 sq. ft., will terminate on December 1, 2000. The other sublease will terminate on July 31, 2001.

      The Company leases approximately 30,200 square feet of manufacturing, engineering, and office space in Chelmsford, Massachusetts that is occupied by its wholly owned subsidiary, SKY Computers, Inc. The space is leased for a three-year term expiring May 31, 2002.

      The Company’s 100% owned subsidiary, B-K Medical Systems A/ S (B-K), leases a modern two-story building containing a total of approximately 54,000 square feet of manufacturing, engineering, and office space. The building is located in Gentofte, Denmark (a suburb of Copenhagen). The building is leased for a term of ten years commencing in June 1993. The lease may be cancelled by B-K with six months notice.

      The Company owns a modern two-story building containing approximately 49,000 square feet of manufacturing and office space in Peabody, Massachusetts, adjacent to the Company’s principal executive offices. This building is presently leased to an unrelated party for a term of five years expiring September 30, 2002. The lease has options to extend the term for two additional five year periods.

      In conjunction with the asset purchase of the Noranda Advanced Materials’ medical detectors and pure metals business, ANRAD assumed a lease for approximately 42,000 square feet of manufacturing, engineering and office space in St. Laurent, Quebec. ANRAD has sub-leased approximately 9,300 square feet to an unrelated third party for a term of five years expiring in June 2005. ANRAD’s lease expires on February 28, 2015.

      See Item 13 of this Report and Note 7 of Notes to Consolidated Financial Statements for further information concerning certain of the aforesaid leases.

      Analogic and its subsidiaries lease various other facilities used for sales and service purposes. The Company does not consider any of these leases to be material.

      Analogic owns substantially all of the machinery and equipment used in its business. Management considers that the Company’s plant and equipment are in good condition and are adequate for its current needs.

Item 3.  Legal Proceedings

      There are no material legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol: ALOG. The following table sets forth the range of high and low prices for the Common Stock, as reported by NASDAQ during the quarterly periods indicated:

	Fiscal Year	High	Low

2000	First Quarter	$37.00	$23.00
	Second Quarter	37.50	25.00
	Third Quarter	50.25	32.56
	Fourth Quarter	46.69	30.25
1999	First Quarter	$41.63	$31.00
	Second Quarter	40.50	31.00
	Third Quarter	39.88	32.13
	Fourth Quarter	37.88	27.13

      As of August 31, 2000, there were approximately 855 holders of record of the Common Stock.

      Dividends of $.07 per share were declared for each of the quarters of fiscal 2000 and fiscal 1999. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

Item 6.  Selected Financial Data

	Year Ended July 31

	2000	1999	1998	1997	1996

	(In thousands, except per share data)

Total Revenue	$297,619	$279,694	$294,472	$256,729	$230,460

Income from operations and interest and dividend income	22,488	29,991	39,996	32,107	16,981

Net Income	14,108	19,513	23,888	20,090	13,065

Earnings per common and common equivalent share:

Basic	$1.10	$1.54	$1.89	$1.60	$1.05

Diluted	1.10	1.53	1.87	1.58	1.04

Dividends paid per common share	$0.28	$0.27	$0.23	$0.20	$0.18

Number of shares used in computation of per share data:

Basic	12,817	12,683	12,614	12,554	12,455

Diluted	12,883	12,791	12,793	12,702	12,562

Cash, Cash equivalents, and marketable securities	$116,374	$124,202	$121,800	$114,450	$100,549

Working Capital	212,977	205,872	200,718	186,131	168,515

Total Assets	335,576	315,013	302,957	282,359	265,162

Long-term debt (including capitalized leases)	5,639	6,714	7,704	8,614	9,455

Stockholders’ Equity	279,569	267,401	251,255	228,216	211,800

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

  Fiscal 2000 Compared to Fiscal 1999

      Product, service, engineering, and licensing revenues for fiscal 2000 were $278,543,000 as compared to $260,945,000 for fiscal 1999, an increase of 7%. The increase of $17,598,000 was principally due to an increase in sales of Industrial Technology Products of $11,133,000, as a result of higher demand for the Company’s high frequency Automatic Test Equipment (ATE) boards and an increase in sales of $6,492,000 in the Signal Processing Technology Products primarily due to sales of EXACT (Explosive Assessment Computed Tomography) systems. Revenues of Medical Technology Products were level with the prior year. Other operating revenue of $13,038,000 and $12,015,000 represents revenue from the Hotel operation for fiscal 2000 and 1999, respectively. The increase of $1,023,000 in the hotel revenue was due to an increase in occupancy and room rates over the prior year.

      Interest and dividend income for fiscal 2000 was $6,038,000 as compared to $6,734,000 for fiscal 1999. The decrease of $696,000 was primarily due to interest earned from the City of Peabody on real estate tax abatement recorded in fiscal year 2000 of $282,000 versus $842,000 recorded in fiscal year 1999.

      Cost of sales compared to total net sales for fiscal 2000 and 1999 increased 3% to 63% from 60%. The increase was primarily due to reduction in selling prices and higher manufacturing costs. Operating costs associated with the Hotel for fiscal years 2000 and 1999 were $6,203,000 and $6,098,000, respectively.

      General and administrative expenses were $27,526,000 in the year ended July 31, 2000 compared to $21,230,000 in the year ended July 31, 1999. The increase of $6,296,000 was due primarily to additional expenses associated with our Canadian subsidiary, ANRAD, acquired in June 1999; increased personnel expenses; additions to the bad debt provision; and costs associated with a new Enterprise Resource Planning (ERP) system, partially offset by a decrease in staffing in the B-K subsidiary.

      Selling expenses were $26,207,000 in the year ended July 31, 2000 versus $25,735,000 in the year ended July 31, 1999. The increase of $472,000 was primarily due to increase in sales personnel, marketing programs, partially offset by reduced staffing in the B-K subsidiary.

      Research and product development expenses were $38,260,000 in the year ended July 31, 2000, compared to $39,598,000 in the year ended July 31, 1999. The decrease of $1,338,000 is fiscal year 2000 versus fiscal year 1999, was primarily due to higher capitalized software costs and lower expenses in the B-K subsidiary.

      Computer software costs of $2,972,000 and $2,462,000 were capitalized in fiscal 2000 and 1999, respectively. Amortization of capitalized software amounted to $1,778,000 and $1,977,000 in fiscal 2000 and 1999, respectively.

      A loss of foreign exchange for fiscal 2000 amounted to $159,000, compared to $59,000 loss for fiscal 1999, primarily from the Company’s B-K subsidiary.

      The amortization of excess of fair value of net assets over cost acquired from B-K was $113,000 each year for fiscal 2000 and 1999.

      The Company’s share of losses of a privately held company amounted to $2,225,000 and $4,780,000 in fiscal 2000 and fiscal 1999, respectively. (See Note 5 of Notes to Consolidated Financial Statements.)

      During fiscal 2000, the Company’s investment in Analogic Scientific was increased by $925,000 reflecting the Company’s share of Analogic Scientific’s profit. The company did not record any income or loss associated with this investment in fiscal 1999. (See Note 5 of Notes to the Consolidated Financial Statements.)

      In fiscal 2000, the Company received the final distribution of 1,771,802 shares of restricted securities in a publicly traded company from a limited partnership. At July 31, 2000, the Company recognized a loss of approximately $110,000 on the value of these shares. (See Note 5 of Notes to the Consolidated Financial Statements.)

      Minority interest in the net income of the Company’s consolidated subsidiary, Camtronics, in fiscal 2000 amounted to $487,000 compared to $758,000 for fiscal 1999. During Fiscal Year 2000 the Founders and employees of Camtronics exercised their rights to sell their shares back to Camtronics. Subsequent to these transactions, the Company’s share in Camtronics increased to approximately 81%. (See Note 2 of Notes to Consolidated Financial Statements.)

      The effective tax rate increased from 20% to 31% in fiscal 2000 primarily as a result of net losses of foreign subsidiaries for which there were no tax benefits in fiscal 2000. Also, in fiscal 1999 the effective tax rate reflected the benefit of a reversal of prior year tax provisions.

      Net income for fiscal 2000 was $14,108,000, as compared to net income of $19,513,000 for the same period last year. Basic per-share earnings were $1.10 compared to $1.54 for fiscal 1999. Diluted per-share earnings were $1.10 compared to $1.53 for fiscal 1999.

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

      General and administrative and selling expenses increased $825,000 or 2%, primarily due to higher operating costs in the Company’s Danish subsidiary, partially offset by lower staffing requirements within the Company’s domestic operations. Research and product development expenses increased $3,421,000 primarily due to the expanding effort applicable to developing a new class of complex medical imaging systems.

      Computer Software costs of $2,462,000 and $1,658,000 were capitalized in fiscal 1999 and 1998, respectively. Amortization of capitalized software amounted to $1,977,000 and $2,406,000 in fiscal 1999 and 1998, respectively.

      A loss of foreign exchange for fiscal 1999 amounted to $59,000, compared to $4,000 loss for fiscal 1998, primarily from the Company’s subsidiary in Denmark.

      The amortization of excess of fair value of net assets over cost acquired from B-K was $113,000 and $335,000 in fiscal 1999 and 1998, respectively.

      The Company’s share of losses of a privately held company amount of $4,780,000 and $3,488,000 during fiscal 1999 and 1998, respectively. (See note 5 of Notes to Consolidated Financial Statements.)

      During fiscal 1998, the Company’s investment in Analogic Scientific was decreased by $575,000 reflecting the Company’s share of Analogic Scientific’s losses. The Company did not record any income or loss associated with this investment in 1999. (See Note 5 of Notes to Consolidated Financial Statements.)

      During fiscal 1998, the Company recorded a write down of $400,000, reflecting a partial impairment of its 19% investment in another privately held company. There were no adjustments in fiscal 1999.

      During fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000. (See Note 5 of Notes to Consolidated Statements.)

      Minority interest in the net income of the Company’s consolidated subsidiary, Camtronics, for fiscal 1999 amounted to $758,000 compared to $1,098,000 for fiscal 1998. During the fourth quarter of fiscal 1998, the Company purchased from one of the founders of Camtronics his entire equity interest in Camtronics for $1,600,000. After this transaction, the Company’s share in Camtronics increased to approximately 77% (See Note 2 of Notes to Consolidated Financial Statements.)

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

Financial Position

      The Company’s balance sheet at July 31, 2000, reflects a current ratio of 6.0 to 1, compared to 7.0 to 1 at July 31, 1999. Cash, cash equivalents and marketable securities, as well as accounts and notes receivable, constitute approximately 70% of current assets at July 31, 2000. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company’s debt to equity ratio was .20 to 1 at July 31, 2000 compared to .18 to 1 at July 31, 1999.

      The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. The Company’s primary exposure has been related to local currency revenue and operating expenses in Europe.

      The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2000 due to the short maturities of these instruments.

      The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. A rise in interest rates could have an adverse impact on the fair value of the Company’s investment portfolio. The Company does not currently hedge these interest rate exposures.

      In fiscal 2000 funds provided from operations were $14,260,000. The major components of the $14,260,000 were net income of $14,108,000 and depreciation and amortization of $13,787,000 offset by increases in inventories of $9,903,000 and accounts, notes, and affiliates receivables of $6,924,000.

      The following investing activities resulted in a cash decrease of $12,030,000. During fiscal 2000, the Company invested an additional $3,068,000 in a privately held company, which funded research and development for the design and manufacture of medical imaging equipment. Capital expenditures for fiscal 2000 amounted to $12,998,000 and capitalized computer software costs were approximately $2,972,000. The Company also decreased its investment in marketable securities by $6,035,000, net of maturities.

      Financing activities resulted in a net cash reduction of $2,806,000 primarily due to dividends paid to shareholders of $3,590,000 and payments of debt and capital lease obligations of $987,000 partially offset by the proceeds from stock options exercised of $1,771,000.

      Total investments in and advances to affiliated companies increased by $1,658,000. This increase was primarily due to an additional investment of $3,068,000 in a privately held company and $925,000 in the Company’s share of Analogic Scientific’s profits, partially offset by $2,225,000 in the Company’s share of equity losses from a privately held company.

      Notes Payable decreased by $1,075,000 to $5,639,000 at the end of fiscal 2000 primarily due to repayment of notes payable of $361,000 and obligations under capital leases of $714,000.

      Minority Interest in Consolidated Subsidiary decreased $318,000. This represents the minority interest in Camtronics.

      The Company’s three largest customers, each of which is a significant and valued customer, were Philips, General Electric and Toshiba, which accounted for approximately 16%, 10%, and 9%, respectively, of product, service, engineering, and licensing revenue for the fiscal year ended July 31, 2000. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

      As part of a stock repurchase program authorized by the Board of Directors, the Company purchased 16,000 shares of common stock for its treasury during fiscal 1999 at an aggregate cost of $549,000. No shares were repurchased during fiscal 2000.

Impact of Inflation

      Overall, inflation has not had a material impact on the Company’s operations during the past three fiscal years.

Accounting Standards

      In June 1998, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.” The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends certain derivative instruments and certain hedging activities in SFAS No. 133. Because the company does not currently hold any derivative instruments and does not currently engage in hedging activities, we expect the adoption of SFAS No. 133 and SFAS No 138 will not have a material impact on our financial position or operating results.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” as amended by SAB 101A and SAB No. 101B (“SAB 101”), which is effective no later than the quarter ending July 31, 2001. SAB 101 clarifies the Securities and Exchange Commission’s views regarding the recognition of revenue. The Company will adopt SAB 101 in the fourth quarter of 2001. The Company is currently evaluating the impact SAB 101 will have on the Company’s financial position and results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of Accounting Principles Board (APB) Opinion No. 25” (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its results of operations or financial position.

Year 2000 Update

      The Company has successfully implemented its new Enterprise Resource Planning (ERP) system during fiscal year 2000. Due to the size and complexity of the system, the company had anticipated and had experienced problems with the implementation. The Company has resolved these problems and the system is functioning as planned.

      The Company’s full cost to implement the ERP system, which included hardware, software, license and consulting costs and costs incurred by Company personnel dedicated to the project, was $8.5 million. The Company capitalized $6.3 million and expensed the remaining costs of $2.2. The total cost of the project was funded through operating cash flows. The Company believes that it did not spend significant funds in excess of the monies spent on the ERP system to become Year 2000 compliant.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data are listed under PART IV, Item 14 in this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.   Directors and Executive Officers of the Registrant

      (a)  Directors

		Director	Expiration	Other Offices Held
Name	Age	Since	Of Term*	At August 31, 2000

Bernard M. Gordon	73	1969	2001	Chairman of the Board and Chief Executive Officer

Thomas J. Miller, Jr.	43	1999	2003	President and Chief Operating Officer

John A. Tarello	69	1979	2001	—

M. Ross Brown	66	1984	2002	—

Edward F. Voboril	57	1990	2002	—

Gerald L. Wilson	61	1980	2001	—

Bruce W. Steinhauer	67	1993	2003	—

*	The Board of Directors is divided into three classes, each having a three-year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

      (b)  Executive Officers

			Date Since Office
Name	Age	Office Held	Has Been Held

Bernard M. Gordon	73	Chairman of the Board and Chief Executive Officer	1969

Thomas J. Miller, Jr.	43	President and Chief Operating Officer	1999

John J. Millerick	52	Senior Vice President, Chief Financial Officer and Treasurer	2000

Michael Magnifico	56	Vice President	1999

Julian Soshnick	68	Vice President, General Counsel and Clerk	1982

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

      Thomas J. Miller, Jr. joined the Company as President and Chief Operating Office in October 1999. Mr. Miller was the President and CEO of Carl Zeiss, Inc. from 1997 to 1999. Prior to Carl Zeiss, Inc., Mr. Miller was Group Vice President, Imaging Systems, for Siemens Medical Systems, Inc. from 1995 to 1997.

      John J. Millerick joined the Company as Senior Vice President, Chief Financial Officer and Treasurer in January 2000. Mr. Millerick was previously Senior Vice President and Chief Financial Officer of CalComp Technology Inc. from 1996 to 1999. Prior to CalComp Technology Inc., Mr. Millerick was Vice President-Finance of Digital Equipment Corporation’s Personal Computer Unit from 1994 to 1995. Before joining Digital Equipment Corporation, Mr. Millerick served in several management positions at Wang Laboratories, leaving as Vice President-Corporate Controller and Acting Chief Financial Officer.

      Michael J. Magnifico joined the Company in November 1998 as Vice President of Manufacturing and was promoted to Vice President of Corporate Operations in November 1999. Mr. Magnifico was previously Senior Vice President of Operations for the Racal Data Group, a subsidiary of Racal Electronics, plc, from 1993 to 1997.

      Julian Soshnick joined the Company in October 1981 as General Counsel and has served as a Vice President since July 1982 and Clerk since 1988.

      John A. Tarello retired from Analogic in November 1999. Mr. Tarello was the Company’s Controller from May 1970 through July 1982, a Vice President of the Company from 1971 to 1980, a Senior Vice President since 1980, and Treasurer since 1985. He is also a director of Spire Corporation.

      M. Ross Brown retired from Analogic in November 1999. Mr. Brown joined the Company in August 1984 and was responsible for managing its manufacturing operations. He was elected a Vice President in October 1984.

      Edward F. Voboril has been President and CEO of Wilson Greatbatch Technologies of Clarence, New York since December 1990. He was elected Chairman of the Board in 1997.

      Dr. Gerald L. Wilson is the former Dean of the School of Engineering at Massachusetts Institute of Technology and the Vannevar Bush Professor of Engineering at the Massachusetts Institute of Technology. Dr. Wilson has served on MIT’s faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. He is a trustee of NSTAR Corporation and a director of SATCON Corporation.

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

      (g)  Promoters and Control Persons:

           Inapplicable

      Compliance with Section 16(a) of the Exchange Act

      The Company is unaware of any failure to file on a timely basis any reports required by Section 16(a) of the Exchange Act by any “reporting person”, pursuant to Item 405 of Regulation S-K.

Item 11.  Executive Compensation

Executive Compensation

SUMMARY COMPENSATION TABLE

      The following table sets forth certain compensation information for the Chief Executive Officer and each of the next four most highly compensated executive officers of the Company during the last fiscal year (“Named Officers”) for services rendered in all capacities for the last three fiscal years.

					Long-Term Compensation Awards

	Annual Compensation					Restricted	All Other
Name and				Total Annual	Stock Awards	Stock Options	Compensation
Principal Position	Year	Salary	Bonuses	Compensation	(A)(B)	#(C)	(D)

Bernard M. Gordon	2000	$350,000	$25,000	$375,000	—	—	$6,800
Chairman (CEO)	1999	350,000	25,000	375,000	—	—	6,900
	1998	339,000	50,000	389,000	—	—	6,000

Thomas J. Miller, Jr.(1)	2000	$315,000	$200,000	$515,000	$1,511,280	—	$24,500
President (COO)	1999	0	0	0	—	—	—
	1998	0	0	0	—	—	—

John J. Millerick(2)	2000	$114,000	$0	$114,000	—	20,000	$2,700
Senior Vice President,	1999	0	0	0	—	—	—
Chief Financial Officer	1998	0	0	0	—	—	—
and Treasurer							—

Michael Magnifico(3)	2000	$180,000	$15,000	$195,000	—	—	$6,500
Vice President	1999	127,900	15,000	142,900	$185,000	5,000	9,900
	1998	0	0	0	—	—	—

Julian Soshnick	2000	$206,000	$20,000	$226,000	—	—	$5,400
Vice President and	1999	200,000	20,000	220,000	—	—	5,200
General Counsel	1998	193,700	40,000	233,700	—	—	5,100

Notes to Compensation Table

(1)	Mr. Miller joined the Company in October 1999.

(2)	Mr. Millerick joined the Company in January 2000.

(3)	Mr. Magnifico joined the Company in November 1998.

(A)	Represents stock grants under the Company’s Key Employee Stock Bonus Plan dated March 14, 1983, as amended and restated on January 27, 1988, pursuant to which Common Stock of the Company may be granted to key employees to encourage them to exert their best efforts on behalf of the Company. Each Recipient of the Common Stock pursuant to the Bonus Plan is required to execute a noncompetition agreement in a form satisfactory to the Company. The Bonus Plan is administered by a committee appointed by the Board of Directors consisting of the Chairman of the Board and three other Directors who are not eligible to participate in the Bonus Plan. Generally, the Common Stock granted pursuant to the Bonus Plan is not transferable for a period of three years from the date of the grant and is subject to a risk of forfeiture in the event that the recipient leaves the employ of the Company during this period for any reason. Generally, during the subsequent four-year period, the transfer restrictions will lapse with respect to 25% of the Common Stock for each year the recipient remains in the employ of the Company. Failure to remain in the Company’s employ during all of the subsequent four-year period will result in a forfeiture of shares as to which restrictions on disposition still exist. The Common Stock granted pursuant to the Bonus Plan is held in escrow by the Company until such restrictions on disposition lapse. However, while is escrow, the recipient has the right to vote such shares of Common Stock and to receive any cash dividends thereon. The Board of Directors, acting upon the recommendation of the

Stock Bonus Plan Committee, may at the time of grant designate a different schedule upon which the transfer restrictions lapse.

(B)	As of July 31, 2000, the following table reflects stock bonus awards for which transfer restrictions have not yet lapsed.

		Market Value at
	Shares	Date of Grant

Thomas J. Miller, Jr.	60,000	$1,511,280

Michael Magnifico	5,000	185,000

(C)	Represents options granted pursuant to the Key Employee Stock Option Plan dated June 11, 1998.

(D)	Represents car allowance and Company’s Profit Sharing distribution for all Officers listed. In addition, includes relocation assistance for Mr. Miller in fiscal 2000 and Mr. Magnifico in fiscal 1999.

Stock Option Grants in Last Fiscal Year

      Mr. Millerick was awarded 20,000 stock options in fiscal 2000 under the 1998 Key Employee Stock Option Plans. No other officers were awarded stock options.

Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table indicates (i) stock options exercised by the Named Officers during the last fiscal year; (ii) the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of July 31, 2000; and (iii) the fiscal year-end value of “in-the-money” unexercised options.

			Number of		Value of Unexercised
			Unexercised Options		In-The-Money-Options
	Number of		At Fiscal Year End		At Fiscal Year End(A)(B)
	Shares Acquired	Value
	On Exercise	Realized(A)	Exercisable	Unexercisable	Exercisable	Unexercisable

Bernard M. Gordon	—	—	—	—	—	—

Thomas J. Miller, Jr.	—	—	—	—	—	—

John J. Millerick	—	—	—	20,000	—	$200,000

Michael Magnifico	—	—	—	5,000	—	41,250

Julian Soshnick	5,000	$95,625	—	—	—	—

(A)	The value realized or the unrealized value of in-the-money options at year-end represents the aggregate difference between the market value on the date of grant and, either the market value on the date of exercise or, in the case of unrealized value, the market value at July 31, 2000.

(B)	“In-the-money” options are options whose exercise price was less than the market price of Common Share at July 31, 2000.

Compensation of Directors

      Each director who is not an employee of the Company is entitled to an annual fee of $10,000 plus a fee of $1,000 per meeting for each of the first four meetings of the Board or any Board Committee attended by him, together with reimbursement of travel expenses under certain circumstances.

      In February 1988, the Board of Directors adopted and stockholders approved at the January 1989 Annual Meeting of Stockholders, the 1988 Non-Qualified Stock Option Plan for Non-Employee Directors (the “1988 Plan”). Pursuant to the 1988 Plan, options to purchase 50,000 shares of common stock may be granted only to directors of the Company or any subsidiary who are not otherwise employees of the Company or any subsidiary. The exercise price of options granted under the 1988 Plan is the fair market value of the Common Stock on the date of grant. The 1988 Plan provides that each Non-Employee director as of the date on which the Board of Directors adopted the 1988 Plan shall be granted an option to acquire 5,000 shares. Each new Non-Employee director who is subsequently elected to the Board of Directors shall be granted an option to acquire 5,000 shares after one year of service. In June 1996 the Board of Directors amended the 1988 plan to increase the number of options that could be granted to each Non-Employee director to 10,000 shares. As of February 1998, no additional options may be granted under the 1988 plan.

      In June 1996, the Board of Director’s adopted and stockholders approved at the January 1997 Annual Meeting of Stockholders, the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the “1997 Plan”). Pursuant to the 1997 Plan, options to purchase 50,000 shares of common stock may be granted only to directors of the Company or any subsidiary who are not otherwise employees of the Company and any subsidiary. The exercise price of options granted under the 1997 Plan is the fair market value of the Common Stock on the date of grant. The 1997 Plan provides each new Non-Employee Director who is elected to the Board shall be granted an option to acquire 5,000 shares, effective as of the date he or she is first elected to the Board; provided, however, that upon such first election, a new Non-Employee Director shall not receive a grant under both this Plan and the 1988 Plan.

      The Board of Directors shall determine under which Plans grants shall be made. Every four (4) years from the date on which a Non-Employee Director was last granted a Non-Employee Director option, whether under either Plan, that Non-Employee Director shall be granted an option to acquire 5,000 shares, effective as of the date of that fourth anniversary.

      Options granted under the both Plans are exercisable for a nine-year period commencing one year after the date of grant. During that exercise period, subject to the occurrence of certain events, options may be exercised only to the extent 33 1/3% of the number of shares covered by the option one or more years after the date of grant, (b) 66 2/3% of the number of shares subject to the option two or more years after the date of grant, and (c) 100% of the number of shares subject to the option three or more years after the date of grant.

      The 1988 and 1997 Plans are administered by members of the Company’s Board of Directors. There were options granted pursuant to the 1997 Plan as of July 31, 2000.

      The following tables set forth options granted pursuant to the 1988 and 1997 plans as of July 31, 2000:

	Date of	Options	Option	Options	Options	Options
	Grant	Granted	Price	Exercised	Exercisable	Unexercisable

1988 Plan

Dr. Wilson	2/01/88	5,000	$7.375	5,000	—	—

Dr. Wilson	6/12/96	5,000	27.750	—	5,000	—

Mr. Voboril	6/12/91	5,000	10.875	5,000	—	—

Mr. Voboril	6/12/96	5,000	27.750	—	5,000	—

Dr. Steinhauer	10/08/93	5,000	14.750	5,000	—	—

Dr. Steinhauer	6/12/96	5,000	27.750	—	5,000	—

1997 Plan

Mr. Brown	1/28/00	5,000	36.00	—	—	5,000

Mr. Tarello	1/28/00	5,000	36.00	—	—	5,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a)  The following table sets forth information as to all persons (including any “group”, as defined in section 13(d)(3) of the Exchange Act) known by the Company to have owned beneficially 5% or more of its Common Stock, $.05 par value, as of August 31, 2000:

	Amount and Nature of		Percent
Name and Address	Beneficial Ownership		Of Class

Bernard M. Gordon Charitable Remainder Unitrust	4,723,092 shares	(1)(2)	36.7	%(1)(2)
Bernard M. Gordon Julian Soshnick Gerald P. Bonder, Trustees 8 Centennial Drive Peabody, MA 01960

T. Rowe Price	1,746,380 shares	(3)	13.6	%(3)
100 East Pratt Street Baltimore, MD 21202

Private Capital Management Inc.	1,069,859	(3)	8.3	%(3)
3003 Ninth Street Naples, FL 33940

(1)	Exclusive of 6,000 shares owned by Mr. Gordon’s wife, as to which he disclaims any beneficial interest.

(2)	Mr. Gordon serves as Trustee of the Bernard Gordon Charitable Remainder Unitrust (the “Trust”) along with Julian Soshnick and Gerald P. Bonder. The three Trustees, acting by a majority, have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to The Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 8 Centennial Drive, Peabody, Massachusetts. The total shares reported above include 12,900 shares owned by the Gordon Foundation.

(3)	The Company has been advised informally by T. Rowe Price and Private Capital Management Inc. that in their capacity as investment advisors they may be deemed a beneficial owner on August 31, 2000, of 1,746,380 shares, or 13.6% of the Company’s Common Stock and 1,069,859 shares, or 8.3% of the Company’s Common Stock, respectively.

      (b)  The following table sets forth information as to ownership of the Company’s Common Stock, $.05 par value, by its directors and by all directors and executive officers as a group, as of August 31 2000:

	Amount and Nature of		Percent
Identity of Person	Beneficial Ownership(1)		Of Class

Bernard M. Gordon	4,723,092 shares	(2)(3)	36.7%

Thomas J. Miller, Jr.	66,050 shares		*

John A. Tarello	5,000 shares		*

M. Ross Brown	0 shares		*

Gerald L. Wilson	7,000 shares	(4)	*

Edward F. Voboril	5,000 shares	(4)	*

Bruce W. Steinhauer	10,000 shares	(4)	*

All Directors and Executive Officers as a group (10 persons)	4,852,392 shares	(4)	37.7%

*	Represents less than 1% ownership

(1)	The amounts shown are based upon information furnished by the individual directors and officers. Unless otherwise noted, the beneficial owners have sole voting and investment power with respect to the shares listed.

(2)	Exclusive of 6,000 shares owned by Mrs. Gordon, in which Mr. Gordon disclaims all beneficial interest.

(3)	Mr. Gordon serves as Trustee of the Bernard Gordon Charitable Remainder Unitrust (the “Trust”) along with Julian Soshnick and Gerald P. Bonder. The three Trustees, acting by a majority, have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to the Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 8 Centennial Drive, Peabody, Massachusetts.

The total shares reported above includes 12,900 shares owned by the Gordon Foundation.

(4)	These amounts include certain shares deemed beneficially owned under Exchange Act Rule 13d-3(d)(1).

Item 13.  Certain Relationships and Related Transactions

      (a)  Mr. Bernard M. Gordon owns a 48% interest and Mr. Bernard L. Friedman, the Company’s former Vice Chairman of the Board (Mr. Friedman resigned on July 31, 1993), owns a 52% interest in a limited partnership (Audubon Realty), which owns the Danvers, Massachusetts facilities leased by the Company for a term to July 31, 2001. These facilities include a 50,000 square foot building completed in 1978; a 40,000 square foot addition to that building, completed in 1982; and an 80,000 square foot building which the Company moved into during 1980. The fixed annual rent on the entire 170,000 square feet was increased from $1,164,000 to $1,219,000 effective March 1, 1998, and shall be adjusted as of March 1 every third year to reflect increases in the cost of living. A total of 155,000 square feet of the facilities are sublet to Siemens Medical Electronics, Inc. under two subleases for terms which will end on December 1, 2000 and July 31, 2001, respectively.

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

      (b)  Certain Business Relationships:

           None

      (c)  Indebtedness of Management:

           None

      (d)  Transactions with Promoters:

           None

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page
		Number

(a) 1.	Financial Statements

	Report of Independent Accountants	24

	Consolidated Balance Sheets at July 31, 2000 and 1999	25

	Consolidated Statements of Income for the years ended July 31, 2000, 1999 and 1998	26

	Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2000, 1999 and 1998	27

	Consolidated Statements of Cash Flows for the years ended July 31, 2000, 1999 and 1998	28

	Notes to Consolidated Financial Statements	29-43

2.	Financial Statement Schedule II. — Valuation and Qualifying Accounts	44
	Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto

3.	Exhibits — See Index to Exhibits	45-48
(b)	Report on Form 8-K
	No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION

Date: October 19, 2000

By	/s/ BERNARD M. GORDON

Bernard M. Gordon
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 19, 2000	/s/ BERNARD M. GORDON -------------------------------------------------------- Bernard M. Gordon Chairman of the Board, Chief Executive Officer and Director

Date: October 19, 2000	/s/ THOMAS J. MILLER, JR. -------------------------------------------------------- Thomas J. Miller, Jr. President, Chief Operating Officer and Director

Date: October 19, 2000	/s/ JOHN J. MILLERICK -------------------------------------------------------- John J. Millerick Senior Vice President, Chief Financial Officer and Treasurer

Date: October 19, 2000	/s/ JOHN A. TARELLO -------------------------------------------------------- John A. Tarello Director

Date: October 19, 2000	/s/ M. ROSS BROWN -------------------------------------------------------- M. Ross Brown Director

Date: October 19, 2000	/s/ BRUCE W. STEINHAUER -------------------------------------------------------- Bruce W. Steinhauer Director

Date: October 19, 2000	/s/ EDWARD F. VOBORIL -------------------------------------------------------- Edward F. Voboril Director

Date: October 19, 2000	/s/ GERALD L. WILSON -------------------------------------------------------- Gerald L. Wilson Director

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Analogic Corporation:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 22, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts
September 21, 2000

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,

	2000	1999

	(in thousands)

Assets

Current assets:

Cash and cash equivalents	$29,132	$30,017

Marketable securities, at market (Note 3)	87,242	94,185

Accounts and notes receivable net of allowance for doubtful accounts ($1,010 in 2000 and $1,123 in 1999)	60,374	51,455

Accounts receivable affiliates, net (Note 5)	3,063	4,945

Inventories (Note 4)	62,326	52,423

Deferred income taxes (Note 10)	8,511	4,317

Other current assets	5,239	3,128

Total current assets	255,887	240,470

Property, plant and equipment, net (Note 4)	63,524	63,514

Investments in and advances to affiliated companies (Note 6)	7,230	5,572

Capitalized software, net	5,368	4,174

Other assets	3,567	1,283

Total Assets	$335,576	$315,013

Liabilities and Stockholders’ Equity

Current liabilities:

Mortgage and other notes payable (Note 6)	$363	$356

Obligations under capital leases (Note 7)	714	633

Accounts payable, trade	20,015	14,526

Accrued expenses (Note 4)	20,038	19,015

Accrued income taxes (Note 10)	1,780	68

Total current liabilities	42,910	34,598

Long term debt:

Mortgage and other notes payable (Note 6)	5,265	5,626

Obligations under capital leases (Note 7)	374	1,088

	5,639	6,714

Deferred income taxes (Note 10)	3,086	1,497

Excess of acquired net assets over cost, net	104	217

Minority interest in subsidiary	4,268	4,586
Commitments (Note 7)
Stockholders’ equity

Common stock, $.05 par; authorized 30,000,000 shares; issued 13,980,502 shares in 2000; 13,884,127 shares in 1999.	699	694

Capital in excess of par value	27,703	24,718

Retained earnings	267,935	257,417

Accumulated other comprehensive income	(2,118)	(1,023)

Treasury stock, at cost (1,102,135 shares in 2000, 1,169,070 shares in 1999)	(11,869)	(13,100)

Unearned compensation	(2,781)	(1,305)

Total stockholders equity	279,569	267,401

Total Liabilities and Stockholders’ Equity	$335,576	$315,013

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended July 31,

	2000	1999	1998

	(in thousands, except per share data)

Revenues:

Product and service, net	$255,250	$242,853	$260,517

Engineering and licensing	23,293	18,092	16,045

Other operating revenue	13,038	12,015	12,036

Interest and dividend income	6,038	6,734	5,874

Total revenues	297,619	279,694	294,472

Cost of sales and expenses:

Cost of sales:

Product and service	159,175	144,120	151,536

Engineering and licensing	17,413	12,612	14,355

Other operating expenses	6,203	6,098	6,091

General and administrative	27,526	21,230	20,326

Selling	26,207	25,735	25,814

Research and product development	38,260	39,598	36,177

Interest expense (Note 6)	301	364	508

Loss on foreign exchange	159	59	4

Amortization of excess of acquired net assets over cost	(113)	(113)	(335)

Total cost of sales and expenses	275,131	249,703	254,476

Income from operations and interest and dividend income	22,488	29,991	39,996

Gain on sale of marketable securities			997

Equity in loss of unconsolidated affiliates	(1,225)	(4,657)	(3,616)

Loss on investment	(110)		(400)

Income before income taxes and minority interest	21,153	25,334	36,977

Provision for income taxes (Note 10)	6,558	5,063	11,991
Minority interest in net income of consolidated

Subsidiary	487	758	1,098

Net Income	$14,108	$19,513	$23,888

Earnings per share (Note 14):

Basic	$1.10	$1.54	$1.89

Diluted	$1.10	$1.53	$1.87

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2000, 1999 AND 1998

	Common Stock		Capital in	Treasury Stock
			Excess of
	Shares	Amount	Par value	Shares	Amount

	(000 omitted, except share data)

Balance, July 31, 1997	13,835,364	$692	$22,916	(1,234,653)	$(14,121)

Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations and income tax benefit	16,763	1	442	29,306	606

Amortization of unearned compensation

Dividends paid ($0.23 per share)

Other			209

Comprehensive Income:

Net income for the year

Translation adjustments

Unrealized holding gains and losses

Comprehensive Income

Balance, July 31, 1998	13,852,127	$693	$23,567	(1,205,347)	$(13,515)

Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations and income tax benefit	32,000	1	1,043	52,277	964

Purchases of treasury stock				(16,000)	(549)

Amortization of unearned compensation

Dividends paid ($0.27 per share)

Other			108

Comprehensive Income:

Net income for the year

Translation adjustments

Unrealized holding gains and losses

Comprehensive Income

Balance, July 31, 1999	13,884,127	$694	$24,718	(1,169,070)	$(13,100)

Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations and income tax benefit	96,375	5	2,915	66,935	1,231

Amortization of unearned compensation

Dividends paid ($0.28 per share)

Other			70

Comprehensive Income:

Net income for the year

Translation adjustments
Net of tax of $1,265

Unrealized holding gains and losses
Net of tax of $122

Comprehensive Income:

Balance, July 31, 2000	13,980,502	$699	$27,703	(1,102,135)	$(11,869)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other	Total
	Unearned	Retained	Comprehensive	Stockholders’
	Compensation	Earnings	Income	Equity

	(000 omitted, except share data)

Balance, July 31, 1997	$(1,710)	$220,343	$96	$228,216

Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations and income tax benefit	70			1,119

Amortization of unearned compensation	538			538

Dividends paid ($0.23 per share)		(2,902)		(2,902)

Other				209

Comprehensive Income:

Net income for the year		23,888		23,888

Translation adjustments			244	244

Unrealized holding gains and losses			(57)	(57)

Comprehensive Income				24,075

Balance, July 31, 1998	$(1,102)	$241,329	$283	$251,255

Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations and income tax benefit	(730)			1,278

Purchases of treasury stock				(549)

Amortization of unearned compensation	527			527

Dividends paid ($0.27 per share)		(3,425)		(3,425)

Other				108

Comprehensive Income:

Net income for the year		19,513		19,513

Translation adjustments			(250)	(250)

Unrealized holding gains and losses			(1,056)	(1,056)

Comprehensive Income				18,207

Balance, July 31, 1999	$(1,305)	$257,417	$(1,023)	$267,401

Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations and income tax benefit	(2,120)			2,031

Amortization of unearned compensation	644			644

Dividends paid ($0.28 per share)		(3,590)		(3,590)

Other				70

Comprehensive Income:

Net income for the year		14,108		14,108

Translation adjustments			(309)	(309)
Net of tax of $1,265

Unrealized holding gains and losses			(786)	(786)
Net of tax of $122

Comprehensive Income:				13,013

Balance, July 31, 2000	$(2,781)	$267,935	$(2,118)	$279,569

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended July 31,

	2000	1999	1998

	(in thousands)

OPERATING ACTIVITIES:

Net income	$14,108	$19,513	$23,888

Adjustments to reconcile net income to net cash provided by operating activities:

Deferred income taxes	(2,605)	(2,563)	465

Depreciation and amortization	13,787	13,525	10,315

Minority interest in net income of consolidated subsidiaries	487	758	1,098

Allowance for doubtful accounts	(113)	367	1,273

Gain on sale of marketable securities			(997)

Gain on sale of equipment	(106)	(59)	(25)

Excess of equity in loss of unconsolidated affiliates	1,226	4,657	3,616

Impairment on investment	110		400

Compensation from stock grants	644	526	538

Net changes in operating assets and liabilities (Note 13)	(13,278)	294	(12,978)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,260	37,018	27,593

INVESTING ACTIVITIES:

Investments in an advances to affiliated companies	(3,068)	(3,980)	(3,340)

Additions to property, plant and equipment	(12,998)	(20,655)	(14,598)

Capitalized software	(2,972)	(2,462)	(1,658)

Proceeds from sale of property, plant and equipment	973	116	49

Purchases of marketable securities	(8,805)	(11,205)	(29,770)

Maturities of marketable securities	14,840	10,120	25,053

Proceeds from sale of marketable securities			997

NET CASH USED BY INVESTING ACTIVITIES	(12,030)	(28,066)	(23,267)

FINANCING ACTIVITIES:

Proceeds from (payment of) overdraft facility		(2,600)	2,600

Payments on debt and capital lease obligations	(987)	(911)	(841)

Purchase of common stock for treasury		(549)

Issuance of common stock pursuant to stock options and employee stock purchase plan	1,771	1,156	863

Dividends paid to shareholders	(3,590)	(3,425)	(2,902)

Purchase of minority interest			(1,600)

NET CASH USED BY FINANCING ACTIVITIES	(2,806)	(6,329)	(1,880)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(309)	(250)	244

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(885)	2,373	2,690

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	30,017	27,644	24,954

CASH AND CASH EQUIVALENTS, END OF YEAR	$29,132	$30,017	$27,644

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of business operations and significant accounting policies:

Business operations:

      The Company’s operations consist of the design, manufacture and sale of high technology, high performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The Company is subject to risks common to companies in the medical instrumentation technology industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, loss of any significant OEM customer, protection of proprietary technology, and compliance with regulations of domestic and foreign regulatory authorities and agencies.

      Product, service, engineering and licensing export revenue, primarily from customers in Europe and Asia, amounted to approximately $93,911,000 or 34%, $95,504,000 or 37%, and $92,292,000 or 33% of total product, service, engineering and licensing revenue for the years ended July 31, 2000, 1999 and 1998, respectively.

Significant accounting policies are as follows:

  (a)  Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and all wholly owned and majority-owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated.

  (b)  Inventories:

      Inventories are stated at the lower of cost or market. Costs are determined using standard cost which approximates the first-in, first-out (FIFO) method.

  (c)  Property, plant and equipment:

      Fixed assets are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the shorter of the remainder of the lease’s term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

      The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings	35 years

Property under capital lease	14 to 23 years

Manufacturing equipment	4 to 7 years

Furniture, fixtures and computer equipment	4 to 8 years

Leasehold and capital lease improvements	1 to 15 years

Motor vehicles	3 years

  (d)  Revenue recognition:

      Revenue from product sales is recognized at shipment provided that no significant obligations remain outstanding and the resulting receivable is deemed collectible by management. Service revenues are recognized at the time the services are rendered and the Company has no significant further obligations to the

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer. For certain transactions, at the request of the customer, revenue is recognized on a bill and hold basis after completion of manufacture. All bill and hold transactions meet specified revenue recognition criteria which include normal billing, credit and payment terms, firm commitment and transfer to the customers of all risks and rewards of ownership. Total revenue related to bill and hold transactions were approximately $1,806,000, $2,049,000 and $668,000 for the years ended July 31, 2000,1999, and 1998 respectively.

  (e)  Capitalized software costs:

      The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products not to exceed three years. Accumulated amortization approximated $18,883,000 and $17,104,000 at July 31, 2000 and 1999, respectively.

  (f)  Warranty costs:

      The Company provides for estimated warranty costs as products are shipped.

  (g)  Research and product development costs:

      Research and product development costs are expensed as incurred.

  (h)  Income taxes:

      The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of asset and liabilities for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.

  (i)  Earnings per share:

      Basic per-share earnings are based upon the weighted average common shares outstanding during the year. Diluted per-share earnings are based upon the weighted average common shares and potential new shares from stock options. The number of shares utilized in the basic per-share computations were 12,817,129, 12,683,326 and 12,614,303 in fiscal 2000, 1999 and 1998. The number of shares utilized in the diluted per-share computations are 12,883,063, 12,790,836 and 12,793,027 in fiscal 2000, 1999, and 1998 respectively.

  (j)  Cash and cash equivalents:

      The Company considers all short-term deposits with an original maturity of three months or less at acquisition date to be cash equivalents. Cash equivalents amounted to approximately $26,372,000 and $29,258,000 at July 31, 2000 and 1999, respectively.

  (k)  Concentration of credit risk:

      The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (l)  Marketable securities:

      The Company’s marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders’ equity until realized. For the purpose of computing realized gains and losses cost is identified on a specific identification basis.

  (m) Accounting Standards

      In June 1998, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.” The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends certain derivative instruments and certain hedging activities in SFAS No. 133. Because the company does not currently hold any derivative instruments and does not currently engage in hedging activities, we expect the adoption of SFAS No. 133 and SFAS No. 138 will not have a material impact on our financial position or operating results.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” as amended by SAB 101A and SAB No. 101B (“SAB101”), which is effective no later than the quarter ending July 31, 2001. SAB 101 clarifies the Securities and Exchange Commission’s views regarding the recognition of revenue. The Company will adopt SAB 101 in the fourth quarter of 2001. The Company is currently evaluating the impact SAB 101 will have on the Company’s financial position and results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of Accounting Principles Board (APB) Opinion No. 25” (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its result of operations or financial position.

  (n) Use of estimates

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

  (o) Comprehensive income

      Statement of Financial Accounting Standards No. 130, (“SFAS 130”), “Reporting Comprehensive Income” establishes new rules for reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of shareholders’ equity. Other comprehensive income consists of net income, unrealized gains and losses on investments and foreign currency translation adjustments.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (p)  Stock-based compensation:

      Statement of Financial Accounting Standards No. 123, (“SFAS 123”), “Accounting for Stock-based Compensation” encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company has not adopted the fair value method of accounting for employee stock-based compensation, but instead complies with the pro forma disclosure requirements.

  (q)  Fair value of financial instruments:

      The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The Company believes similar terms for mortgage and other notes payable would be attainable. The fair values of marketable securities are estimated based on quoted market price for these securities.

  (r) Impairment of Long-Lived Assets

      The Company evaluates the recoverability of its long-lived assets, primarily fixed assets, in accordance with Statement of Financial Accounting Standards No. 121, (SFAS 121), “Accounting for the Impairment of Long-Lived Assets to be Disposed of”. SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. No impairments were required to be recognized during the years ended July 31, 2000, 1999 and 1998.

  (s)  Basis of presentation:

      Certain financial statement items have been reclassified to conform to the current year’s format.

2.  Business combinations:

      The Company’s subsidiary, Camtronics, entered into an agreement with the three founding stockholders (“Founders”) two of whom remain active employees of Camtronics. The agreement requires Camtronics to purchase up to 5% of the shares of Camtronics common stock originally issued to the Founders at their option during each fiscal year beginning in 1992 pursuant to a predetermined formula. If a Founder does not exercise his right to cause Camtronics to purchase his outstanding shares, such rights shall not lapse, but shall be cumulative and may be exercised hereafter. At July 31, 2000 the Founders’ remaining shares when valued at the predetermined formula price have a total value of $2.8 million. The Company’s ownership of Camtronics increased from approximately 65% in fiscal 1992 to approximately 81% in fiscal 2000, as a result of one of the Founders selling his entire equity interest in Camtronics to the Company for $1,600,000, and the other Founders exercising their rights to sell 5% of their shares during this period. The carrying value of the Company’s total investment in Camtronics exceeded its portion of underlying equity in net assets by approximately $1,453,000 which has been fully amortized.

      As of January 1, 1993, the Company acquired an interest of approximately 57% in a newly formed company, B-K Medical Systems A/ S (“B-K”), for $3,607,000 in cash and a subordinated interest free short-term loan of $3,500,000, which was converted into equity on July 31, 1993. The Company’s ownership interest was adjusted upward to 59% in fiscal 1994 in accordance with the shareholders’ agreement. B-K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B-K’s operations have been included in the Company’s consolidated financial statements since January 1, 1993. The Company’s equity in net assets of B-K exceeded the purchase price by approximately $2,662,000, and was fully amortized by July 31, 1998. As of July 1, 1996, the Company acquired the remaining 41% interest in B-K

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for $3,416,000 in cash. The Company’s equity in net assets of B-K exceeded the purchase price for this portion of the investment by approximately $565,000. This excess is being amortized over a five-year period beginning July 1, 1996. Accumulated amortization amounted to $462,000 and $349,000 as of July 31, 2000 and 1999, respectively.

      On June 28, 1999, the Company acquired the fixed assets of Noranda Advanced Materials’ medical detectors and pure metal businesses for approximately $5.5 million. The company was renamed ANRAD and is located in St. Laurent, Quebec. ANRAD’s objective is to develop and manufacture selenium-based flat panel x-ray detectors for the medical and industrial markets. The acquisition was accounted for as a purchase and ANRAD operations have been included in the Company’s consolidated financial statements since June 28, 1999. During the fourth quarter of fiscal 2000, ANRAD sold the assets of its pure metal business at cost for approximately $700,000 in cash to former employees. No gain or loss was recognized by the Company in connection with the sale.

3.  Marketable securities:

      Marketable securities are categorized as available-for-sale securities and summarized as follows:

			Gross Unrealized

July 31, 2000	Cost	Fair Value	Gain	Loss

Debt securities issued by various state and local municipalities and agencies	$87,550,000	$87,242,000	$384,000	$(692,000)

July 31, 1999

Debt securities issued by various state and local municipalities and agencies	$93,585,000	$94,185,000	$901,000	$(301,000)

      Contractual maturities range from one to seven years, with the majority five years or less.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Balance Sheet Information

      Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,

	2000	1999

	(in thousands)

Inventories:

Raw materials	$31,728	$20,918

Work-in-process	20,724	20,621

Finished goods	9,874	10,884

	$62,326	$52,423

Property, plant and equipment:

Land and land improvements	$4,253	$4,252

Buildings	37,531	37,209

Property under capital lease	4,865	6,251

Leasehold and capital lease improvements	3,464	5,201

Manufacturing equipment	90,621	84,770

Furniture, fixtures and computer equipment	32,118	30,770

Motor vehicles	834	1,136

	173,686	169,589

Less accumulated depreciation and amortization	(110,162)	(106,075)

	$63,524	$63,514

Accrued expenses:

Accrued employee compensation and benefits	$10,562	$10,349

Accrued warranty	3,636	3,840

Accrued expenses	5,840	4,826

	$20,038	$19,015

5.  Investments in and advances to affiliated companies:

      The Company owns 50% of Analogic Scientific, Inc. (“Scientific”), a joint venture corporation with Kejian Corporation of The People’s Republic of China. The Company’s original investment of $1,500,000 has been accounted for using the equity method of accounting. The Company’s share of Scientific’s profit amounted to $925,000 in fiscal year 2000. The Company did not record any income or loss associated with this investment in fiscal 1999. The carrying value of this investment was $6,125,000 at July 31, 2000 and $5,200,000 and July 31, 1999. Transactions with Scientific for fiscal years 2000, 1999 and 1998 consisted of revenues of approximately $5,575,000, $2,610,000 and $1,116,000, respectively. At July 31, 2000 and 1999, net accounts receivable from this affiliate were $3,063,000, and $1,884,000, respectively.

      During fiscal 2000, the Company made an additional investment of $3,068,000 ($3,950,000 in fiscal 1999) in a privately held company, which funded research and development for the design and manufacture of medical imaging equipment. Since fiscal 1996, the Company has made a cumulative investment of $13,698,000 in return for a 50% equity position in the privately held company. During fiscal 2000 and 1999, transactions with this privately held company consisted of revenues of $3,559,000 and $10,177,000, respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Upon completion of the research and development phase, the private company sold its intellectual property to a new company in the form of a license; distributed its assets to the Company and the other original investor; and ceased operations. The Company, in conjunction with its original investor, retains a 50% interest in the new company, which will receive license related royalties based upon future sales of medical imaging equipment.

      In fiscal 2000, the Company received a final distribution of 1,771,802 shares of restricted securities in a publicly traded company from the limited partnership. The restriction on 620,865 shares will be withdrawn on January 1, 2001 and on the balance of 1,150,937 shares on March 29, 2001. At July 31, 2000 the Company recognized a loss of approximately $110,000 on the value of these shares. During fiscal 1998, the Company received a distribution of stock from this limited partnership, which was sold for a gain of $997,000. The Company’s investment in a limited partnership is accounted for using the cost method, as the Company is a limited partner, and accordingly, has no influence over the partnership. The carrying value of this investment at July 31, 2000 is $664,000.

6.  Mortgage and other notes payable:

      Mortgage and other notes payable consists of the following:

	July 31,

	2000	1999

3% mortgage note payable, due 2017, payable quarterly, collateralized by land, office and manufacturing facilities	$4,728,000	$4,932,000

Business Development Revenue Bonds, interest of approximately 5% payable quarterly, annual principal payments of $150,000 through September 1, 2005, collateralized by land, office and manufacturing facilities	900,000	1,050,000

	5,628,000	5,982,000

Less current portion	363,000	356,000

	$5,265,000	$5,626,000

      Principal maturities in each of the next five fiscal years on the above notes are as follows: 2001, $363,000; 2002, $369,000; 2003, $376,000; 2004, $383,000; 2005, $390,000.

      Total interest incurred amounted to $472,000, $518,000, and $659,000, in 2000, 1999, and 1998, respectively, of which $171,000 in 2000, $154,000 in 1999, and $151,000 in 1998 was capitalized.

7.  Lease commitments with related and non-related third parties:

      The Company leases three operating facilities from a partnership in which the Chairman and the former Vice Chairman are partners under leases that have been accounted for as capital leases. Certain leases contain contingent rentals based upon cost-of-living adjustments. Contingent rentals were not significant in 2000, 1999 and 1998.

      Property under capital leases is included in property, plant and equipment, as follows:

	July 31,

	2000	1999

Land and Buildings	$4,865,000	$6,251,000

Less accumulated amortization	4,485,000	5,636,000

Net capital lease assets	$380,000	$615,000

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain of the Company’s subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

      Rent expense approximated $989,000, $764,000, and $513,000 (net of sublease income of $1,143,000, $1,108,000, and $1,144,000) in fiscal 2000, 1999 and 1998, respectively.

      The following is a schedule by year of future minimum lease payments at July 31, 2000:

	Capital	Operating
Fiscal Year	Leases	Leases

2001	$812,000	$1,397,000

2002	213,000	848,000

2003	213,000	493,000

2004		421,000

2005		616,000

	$1,238,000	$3,775,000

Less amount representing interest,

At 9.5% – 17.6%	150,000

Present value of minimum lease payments (includes current portion of $714,000)	$1,088,000

      Future minimum lease payments under capital leases have not been reduced for sublease rental income of approximately $1,143,000.

8.  Stock option and stock bonus plans:

      At July 31, 2000, the Company had four key employee stock option plans; two of which have lapsed as to the granting of options. In addition, the Company has one key employee stock bonus plan, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.

      Options granted under the four key employee stock option plans become exercisable in installments commencing no earlier than three years from the date of grant and no later than seven years from the date of grant. Unexercised options expire eight years from date of grant. Options issued under the plans are non-qualified options or incentive stock options and are issued at prices of not less than 100% of the fair market value at the date of grant. Tax benefits from early disposition of the stock by optionees under incentive stock options, and from exercise of non-qualified options are credited to capital in excess of par value.

      Options granted under two non-employee director stock option plans become exercisable in installments commencing one year from the date of grant and remain exercisable for ten years from the date of grant. Options issued under the plans are non qualified options and are issued at prices of 100% of the fair market value at the date of grant.

      Under the Company’s key employee stock bonus plan, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plan may not dispose or otherwise transfer stock granted for three years from date of grant. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Shares granted under the Company’s key employee stock bonus plan were 87,000 at a weighted average fair market value of $2,426,000 in fiscal 2000; 22,000 shares at a weighted average fair market value of $736,000 in fiscal 1999; and 3000 shares at a weighted average fair market value of $109,000

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in fiscal 1998. Amortization of unearned compensation of $644,000, $527,000, and $538,000 was recorded in fiscal 2000, 1999, and 1998, respectively.

      Under the employee stock purchase plan, participants are granted options to purchase the Company’s common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six-month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding fair market value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 11,940 in 2000, 12,389 in 1999, and 6,007 in 1998.

      At July 31, 2000, 1,033,384 shares were reserved for grant under the above stock option, bonus and purchase plans.

      The following table sets forth the stock option transactions for the years ended July 31, 2000, 1999, and 1998:

	2000		1999		1998

	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price per	Of	Price per	Of	Price per	Of
	Share	Shares	Share	Shares	Share	Shares

Options outstanding, beginning of year	$29.80	511,389	$27.25	477,752	$22.41	460,814

Options granted	35.48	134,850	35.17	121,400	39.18	125,225

Options exercised	18.32	(73,370)	15.96	(49,888)	14.39	(47,062)

Options cancelled	33.42	(73,788)	33.06	(37,875)	25.08	(61,225)

Options outstanding end of year	32.44	499,081	29.80	511,389	27.25	477,752

Options exercisable, end of year	23.59	88,813	19.87	111,656	17.06	91,739

      The following table summarizes information about stock options outstanding at July 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted-Avg
Range of	Number	Remaining	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Contractual	Exercise	Exercisable	Exercise
	As of 7/31/00	Life (years)	Price	As of 7/31/00	Price

$14.88 – $27.75	128,405	3.48	$23.31	78,286	$22.62
27.76 – 36.00	176,701	6.32	32.49	10,527	30.82
36.01 – 37.75	152,125	6.50	37.19	0	0
37.76 – 44.00	41,850	6.11	42.93	0	0

$14.88 – $44.00	499,081	5.63	$32.44	88,813	$23.59

      The fair value method of the Company’s stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reliable single measure of the fair value of its stock options. The fair value of the Company’s stock options was estimated using the following weighted-average assumptions:

	2000	1999	1998

Expected life (in years)	8	7	8

Volatility	41%	38%	38%

Risk-free interest rate	6.45%	4.89%	5.78%

Dividend yield	.6%	.8%	.6%

      The weighted-average estimated fair value of stock options granted during fiscal 2000, 1999 and 1998, was $19.07, $19.13 and $19.71 per share, respectively. For pro forma purposes, the estimated fair value of the Company’s stock options is amortized over the options’ vesting period. The Company’s pro forma information is as follows:

	Years Ended July 31,

	2000	1999	1998

	(in thousands, except per share amounts)
Net income

As reported	$14,108	$19,513	$23,888

Pro forma	13,609	18,987	23,521
Net income per share

As reported — Basic	1.10	1.54	1.89

Pro forma — Basic	1.06	1.50	1.86

As reported — Diluted	1.10	1.53	1.87

Pro forma — Diluted	1.06	1.48	1.84

9.  Profit sharing retirement plan:

      The Company has a qualified Profit Sharing Retirement Plan for the benefit of eligible employees. The plan provides that the Company shall make contributions from current or accumulated earnings as determined by the Board of Directors. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. Profit sharing expense amounted to $1,000,000 in each of fiscal years 2000, 1999 and 1998.

      The Company has 401(K) plans under which employees can contribute up to 15% of their annual base income, not to exceed the maximum amount allowable under the Internal Revenue Code in any one calendar year.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Income taxes:

      The components of the provision for income taxes are as follows:

	July 31

	2000	1999	1998

Current income taxes:

Federal	$5,737,000	$6,743,000	$8,606,000

State and foreign	2,038,000	883,000	2,920,000

	7,775,000	7,626,000	11,526,000

Deferred income taxes (benefit):

Federal	(1,254,000)	(2,110,000)	67,000

State and foreign	37,000	(453,000)	398,000

	(1,217,000)	(2,563,000)	465,000

	$6,558,000	$5,063,000	$11,991,000

      The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

	July 31,

	2000	1999	1998

Unrealized equity gain/loss	$(45,000)	$(1,930,000)	$1,036,000

Capitalized software	507,000	75,000	(411,000)

Depreciation	(51,000)	197,000	436,000

Bad debt	(1,175,000)	16,000	(25,000)

Inventory valuation	(376,000)	(876,000)	(219,000)

Benefit plans	(151,000)	(202,000)	49,000

Net capital and operating loss carryforwards	(140,000)	145,000	85,000

Other items, net	214,000	12,000	(486,000)

	$(1,217,000)	$(2,563,000)	$465,000

      Income (loss) before income taxes from domestic and foreign operations is as follows:

	July 31,

	2000	1999	1998

Domestic	$18,348,000	$26,397,000	$32,833,000

Foreign	2,805,000	(1,063,000)	4,144,000

	$21,153,000	$25,334,000	$36,977,000

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the deferred tax assets and liabilities are as follows:

	Deferred Tax	Deferred Tax
July 31, 2000	Assets	Liabilities

Depreciation	$—	$4,057,000

Bad debt	1,364,000

Capitalized interest and other costs	455,000	419,000

Inventory	1,872,000

Warranty	1,010,000

Benefit plans	1,650,000

Lease transactions	287,000

Unrealized equity gain/loss	5,075,000	3,355,000

Capitalized software		1,554,000

Net capital loss carry forwards	780,000

Comprehensive Income	1,387,000

Miscellaneous	930,000

	$14,810,000	$9,385,000

	Deferred Tax	Deferred Tax
July 31, 1999	Assets	Liabilities

Depreciation	$—	$4,109,000

Bad debt	190,000

Capitalized interest and other costs	558,000	430,000

Inventory	1,496,000

Warranty	1,027,000

Benefit plans	1,499,000

Lease transactions	444,000

Unrealized equity gain/loss	4,368,000	2,692,000

Capitalized software		1,048,000

Net capital loss carry forwards	640,000

Miscellaneous	877,000

	$11,099,000	$8,279,000

      A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,

	2000	1999	1998

U.S. federal statutory tax rate	35%	35%	35%

Foreign sales corporation tax benefit	(3)	(3)	(2)

State income taxes, net of federal tax benefit	2	1	2

Tax exempt interest	(7)	(6)	(4)

Prior year tax provision		(2)

General business credit	(1)	(2)	(1)

Net losses of subsidiaries not taxed	3

Other items, net	2	(3)	2

Effective tax rate	31%	20%	32%

      Two of the Company’s subsidiaries have elected to be taxed as Foreign Sales Corporation (FSC).

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Quarterly results of operations (unaudited):

      The following is a summary of unaudited quarterly results of operations for the years ended July 31, 2000 and 1999.

			Basic	Diluted
	Total	Net	Earnings	Earnings
	Revenues	Income	Per share	Per share

2000 Quarters

First	$65,438,000	$2,518,000	$.20	$.20

Second	66,473,000	1,188,000	.09	.09

Third	76,540,000	4,997,000	.39	.39

Fourth	89,168,000	5,405,000	.42	.42

Total	$297,619,000	$14,108,000	$1.10	$1.10

1999 Quarters

First	$67,166,000	$4,757,000	$.38	$.37

Second	72,689,000	5,565,000	.44	.44

Third	70,862,000	5,330,000	.42	.42

Fourth	68,977,000	3,861,000	.30	.30

Total	$279,694,000	$19,513,000	$1.54	$1.53

12.  Transactions with major customers and industries:

      One export customer accounted for approximately $44,000,000 and $47,000,000 or 16% and 18% of total product, service, engineering and licensing revenue in fiscal 2000 and 1999, respectively. Of the total product, service, engineering and licensing revenue, one domestic customer accounted for approximately $28,000,000 or 10% and $20,000,000 or 8% in fiscal 2000 and 1999, respectively.

      The Company’s ten largest customers accounted for approximately 60% of product, service, engineering, and licensing revenue during fiscal 2000.

      Medical Technology Products, consisting primarily of electronic systems and subsystems for medical imaging equipment, accounted for approximately 73% of product, service, engineering, and licensing revenue in fiscal 2000.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Supplemental disclosure of cash flow information:

      Changes in operating assets and liabilities are as follows for the years ended:

	July 31,

	2000	1999	1998

	(in thousands)

Accounts and notes receivable	$(8,806)	$258	$(2,632)

Accounts receivable from affiliates	1,882	(2,386)	(649)

Inventories	(9,903)	2,493	(7,116)

Other current assets	(2,111)	(471)	(512)

Other assets	(2,284)	(255)	(52)

Accounts payable trade	5,489	2,909	(1,567)

Accrued expenses and other current liabilities	483	(1,126)	1,425

Accrued income taxes	1,972	(1,128)	(1,875)

Net changes in operating assets and liabilities	$(13,278)	$294	$(12,978)

      During fiscal years 2000, 1999 and 1998, interest paid amounted to $431,000, $505,000 and $586,000, respectively.

      Income taxes paid during fiscal years 2000, 1999 and 1998 amounted to $6,044,000, $9,092,000 and $13,114,000, respectively.

14.  Earnings per share:

      The Company’s reported net income and the number of shares utilized in the earnings per share calculations for the fiscal years ending July 31, 2000, 1999 and 1998 as follows:

	2000	1999	1998

Net Income	$14,108,000	$19,513,000	$23,888,000

Weighted average number of common shares outstanding — Basic	12,817,129	12,683,326	12,614,303

Effect of dilutive securities:

Stock options	66,000	108,000	179,000

Weighted average number of common shares outstanding — Diluted	12,883,063	12,790,836	12,793,027

Earnings per common share:

Basic	$1.10	$1.54	$1.89

Diluted	1.10	1.53	1.87

15.  Segment information:

      The Company’s operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The other segment represents the Company’s hotel operation, interest and dividend income and other Company’s operations which do not meet the materiality requirements of the statement and thus are not required to be separately disclosed. The accounting policies of the segments are the same as those described in the summary

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of significant accounting policies. The table below presents information about the Company’s reportable segments:

	Year Ended July 31,

	2000	1999	1998

Revenues:

Medical instrumentation technology products	$266,823,000	$250,333,000	$263,817,000

Corporate and other	30,796,000	29,361,000	30,655,000

Total	$297,619,000	$279,694,000	$294,472,000

Income before income taxes and minority interest:

Medical instrumentation technology products	$15,823,000	$19,674,000	$29,328,000

Corporate and other	5,330,000	5,660,000	7,649,000

Total	$21,153,000	$25,334,000	$36,977,000

Identifiable Assets:

Medical instrumentation technology products	$215,009,000	$191,700,000	$184,579,000

Corporate and other	120,567,000	123,313,000	118,378,000

Total	$335,576,000	$315,013,000	$302,957,000

16.  Foreign operations:

      Financial information relating to the Company’s foreign and domestic operations for fiscal years 2000, 1999 and 1998 are as follows:

	Foreign	Domestic	Total

FY2000

Revenue	$30,978,000	$266,641,000	$297,619,000

Income from operations	1,807,000	20,681,000	22,488,000

Identifiable assets	27,614,000	307,962,000	335,576,000

FY1999

Revenue	24,552,000	255,142,000	279,694,000

Income (Loss) from operations	(1,186,000)	31,177,000	29,991,000

Identifiable assets	30,533,000	284,480,000	315,013,000

FY1998

Revenue	30,192,000	264,280,000	294,472,000

Income from operations	3,697,000	36,299,000	39,996,000

Identifiable assets	25,733,000	277,224,000	302,957,000

ANALOGIC CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E	Column F

		Charged to	Additions
	Balance at	Profit and	Charged	Deductions		Balance
	Beginning	Loss or	To other	From		At end
Description	Of Period	income	accounts	reserves	Recoveries	Of period

Year ended July 31, 2000

Allowance for doubtful accounts	$1,123,000	$183,000		$(296,000)		$1,010,000
Year ended July 31, 1999

Allowance for doubtful accounts	$2,643,000	$367,000		$(1,887,000)		$1,123,000
Year ended July 31, 1998

Allowance for doubtful accounts	$1,370,000	$1,329,000		$(56,000)		$2,643,000

Deferred tax valuation allowance	1,592,000			(1,592,000)

INDEX TO EXHIBITS

	Title	Incorporated by Reference to

3.1	Restated Articles of Organization as amended March 15, 1988	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988
3.2	By-laws, as amended January 27, 1988	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988
10.1	Lease dated March 5, 1976 from Bernard M. Gordon to Analogic	Exhibit 6(e) to the Company’s Registration Statement on Form S-14 (File No. 2-61959)
10.2	Amendment of Lease dated May 1, 1977 between Bernard M. Gordon and Analogic	Exhibit to the Company’s Report on Form 8-K May 1, 1977
10.3	Lease dated January 16, 1976 from Bernard M. Gordon to Data Precision Corporation and related Assignment of Lease dated October 31, 1979 from Data Precision Corporation to Analogic	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1977
10.4	(a)Lease dated October 31, 1977 from Audubon Realty, Ltd to Data Precision Corporation and related letter agreement dated January 18, 1978	Exhibit 6(d) to the Company’s Registration Statement on Form S-14 (File No. 2-61959)
	(b)Amendment of Lease dated July 19, 1979 Between Audubon Realty, Ltd and Analogic	Exhibit I to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1982
	(c)Third Amendment of Lease dated August 2, 1982	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1982
	(d)Fourth Amendment of Lease dated December 31, 1982	Exhibit 19.1 to Quarterly Report on Form 10-Q for the three months ended January 31, 1983
10.5	(a)Lease dated March 16, 1981 from Audubon Realty Ltd to Analogic	Exhibit II to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1981
	(b)Amendment of Lease dated October 31, 1984	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985
10.6	Land Disposition Agreement by and between City of Peabody Community Development Authority and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981
10.7	Loan Agreement among the City of Peabody, its Community Development Authority, and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981
10.8	Amendments to Urban Development Action Grant Agreement dated August 28, 1986 and September 30, 1986.	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1986
10.9	Promissory Note of Analogic payable to Peabody Community Development Authority	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981
10.10	(a)Stockholder Agreement as of July 9, 1986 by and among Siemens AG, SCC, and Analogic including the following exhibits thereto	Exhibit to the Company’s Report on Form 8-K dated July 31, 1986
(b)Development Agreement dated as of July 28, 1986 between Siemens AG and Medical Electronics Laboratories, Inc.

	Title	Incorporated by Reference to

(c)Manufacturing Agreement dated as of July 28, 1986 between Analogic and Medical Electronics Laboratories, Inc.
(d)License Agreement dated as of July 28, 1986 between Analogic and Medical Electronics Laboratories, Inc.
	(e)License Agreement I dated as of July 28, 1986 between Siemens AG and Medical Electronics Laboratories, Inc.	Exhibits to the Company’s Report on Form 8-K Dated July 31, 1986
(f)License Agreement II dated as of July 28, 1986 between Siemens AG and Medical Electronics Laboratories, Inc.
(g)Sublease dated as of July 28, 1986 between Analogic as sublessor and Medical Electronics Laboratories, Inc. as sublessee
10.11	Stock Purchase Agreement as of March 11, By and among Siemens AG, SCC, SMS, MEL and Analogic	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1988
10.12	(a)Anamass Partnership Agreement dated As of July 5, 1988 between Ana/dvature Corporation and Massapea, Inc.	Exhibit 10.12(a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1988
	(b)Ground Lease Agreement dated July 5, 1988 between Analogic and Anamass Partnership	Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1988
	(c)Equity Infusion Agreement	Exhibit 10.12(c) to the Quarterly Report on Form 10-Q for the three months ended January 31, 1991
	(d)Resolution Agreement dated July 31, 1991 and ratified on August 8, 1991	Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1991
10.13	Key Employee Stock Option Plan dated August 8, 1980, as amended and restated December 4, 1981, and further amended on October 9, 1984 and January 28, 1987	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987
10.14	Key Employee Stock Option Plan dated August 8, 1980, as amended and restated December 4, 1981, and further amended on October 9, 1984 and January 28, 1987	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987
10.15	(a)Analogic Corporation Profit Sharing Plan Dated July 26, 1977	Exhibit 6(c) to the Company’s Registration Statement on Form S-14 (File No. 2-61959)
	(b)Amendments 2,3,4 and 5 to said Profit Sharing Plan	Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1980
	(c)Restated Analogic Corporation Profit Sharing Plan dated July 31, 1985 and Amendment No. 1 thereto dated August 20, 1985	Exhibit 10.9(c) to the Company’s Annual Report on Form 10-K for the year ended July 31, 1985
10.16	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit A to definitive proxy statement for the Company’s Special Meeting in lieu of Annual Meeting of Stockholders held January 25, 1984 (File No. 33-27372)
10.17	Key Employee Incentive Stock Option Plan dated March 14, 1983, as amended and Restated on January 28, 1987	Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (File No. 2-95091)
10.18	1985 Non-Qualified Stock Option Plan Dated May 13, 1985	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985 (File No. 33-6835)

	Title	Incorporated by Reference to

10.19	(a) Employee Qualified Stock Purchase Plan dated June 10, 1986	Exhibit G to the Company’s definitive proxy Statement dated December 9, 1985 for the Company’s Special Meeting in lieu of Annual Meeting of Stockholders held January 22, 1986 (File No. 33-5913)
	(b) Said Employee Stock Purchase Plan (as amended on October 9, 1997)	Exhibit A to the company’s definitive Proxy Statement dated December 1, 1997 for the Company’s Annual Meeting to Shareholders Held January 23, 1998.
10.20	Proposed 1988 Non-Qualified Stock Option Plan for Non-Employee Directors	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988 (File No. 33,273372)
10.21	Form of Indemnification Contract	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987
10.22	Agreement and Plan of Merger between SKY COMPUTERS, Inc., and Analogic Corporation	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992
10.23	(a) Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992	Exhibits to the Company’s Report on Form 8-K dated December 18, 1992
(b) Addendum dated December 11, 1992 to Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992
(c) Shareholders Agreement between B-K Medical Holding A/S and Analogic Corporation dated December 11, 1992
10.24	Key Employee Incentive Stock Option Plan Dated June 11, 1983	Exhibit A to the Company’s definitive Proxy Statement dated December 1, 1993 for the Company’s Annual Meeting of Stockholders held January 21, 1994 (File No. 33-53381)
10.25	Non-Qualified Stock Option Plan for Non- Employee Directors dated January 31, 1997	Exhibit A to the Company’s definitive Proxy Statement dated December 2, 1996 for the Company’s annual meeting of stockholders held January 24, 1997
10.26	Key Employee Incentive Stock Option Plan Dated June 11, 1998	Exhibit A to the Company’s definitive Proxy Statement dated December 1, 1998 for the Company’s Annual Meeting of Stockholders held January 22, 1999.

EXHIBITS

Title

21.	List of Subsidiaries
23.	Consent of PricewaterhouseCoopers LLP
27.	Financial Data Schedule