Form 10-K405/A
period 2000-07-31
ANALOGIC CORP
filed 2000-12-12
CIK 6284

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1 to Annual Report

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.05 par value

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant at August 31, 2000 was approximately $300,986,000.

      Number of shares of Common Stock outstanding at August 31, 2000: 12,878,692

Documents Incorporated by Reference: None

      Analogic Corporation hereby amends its Annual Report on Form 10-K for the year ended July 31, 2000, filed with the Commission on October 20, 2000 by restating certain information related to stock option grants required by Part III (Item 11) and Part IV (Item 14). Although the restatement resulted in an increase in the number of shares used in the computation of diluted per share data, the earnings per diluted share did not change.

PART III

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

Stock Option Grants in Last Fiscal Year

      The following table indicates the grants of stock options awarded to the Named Officers during fiscal 2000.

Option/SAR Grants In Last Fiscal year

Alternative
Individual Grants							to (f)
and (g):
Grant Date
					Potential Realizable		Value
		Percent of			Value at Assumed
	Number of	Total			Annual Rates of Stock
	Securities	Options/SARs			Price Appreciation For
	Underlying	Granted to	Exercise of		Option Term		Grant Date
	Option/SARs	Employees in	Base Price	Expiration			Present
Name	Granted(#)	Fiscal year	($/Sh)	date	5%($)	10%($)	Value
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Bernard M. Gordon	—	—	—	—	—	—	—

Thomas J. Miller	—	—	—	—	—	—	—

John J. Millerick	20,000	15.0%	$36.00	1/28/2008	$397,000	$977,000	—

Michael Magnifico	—	—	—	—	—	—	—

Julian Soshnick	—	—	—	—	—	—	—

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

      The following tables set forth options granted pursuant to the 1988 and 1997 plans as of July 31, 2000:

	Date of	Options	Option	Options	Options	Options
	Grant	Granted	Price	Exercised	Exercisable	Unexercisable

1988 Plan

Dr. Wilson	2/01/88	5,000	$7.375	5,000	—	—

Dr. Wilson	6/12/96	5,000	27.750	—	5,000	—

Mr. Voboril	6/12/91	5,000	10.875	5,000	—	—

Mr. Voboril	6/12/96	5,000	27.750	—	5,000	—

Dr. Steinhauer	10/08/93	5,000	14.750	5,000	—	—

Dr. Steinhauer	6/12/96	5,000	27.750	—	5,000	—

1997 Plan

Mr. Brown	1/28/00	5,000	36.00	—	—	5,000

Mr. Tarello	1/28/00	5,000	36.00	—	—	5,000

Dr. Wilson	6/12/00	5,000	36.00	—	—	5,000

Mr. Voboril	6/12/00	5,000	36.00	—	—	5,000

Dr. Steinhauer	6/12/00	5,000	36.00	—	—	5,000

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page
		Number

(a) 1.	Financial Statements

	Report of Independent Accountants	6

	Consolidated Balance Sheets at July 31, 2000 and 1999	7

	Consolidated Statements of Income for the years ended July 31, 2000, 1999 and 1998	8

	Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2000, 1999 and 1998	9

	Consolidated Statements of Cash Flows for the years ended July 31, 2000, 1999 and 1998	10

	Notes to Consolidated Financial Statements	11-25

2.	Financial Statement Schedule II. — Valuation and Qualifying Accounts	26
	Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto

3.	Exhibits — See Index to Exhibits	27-30
(b)	Report on Form 8-K
	No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 11, 2000

By	/s/ JOHN J. MILLERICK

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

  (i)  Earnings per share:

      Basic per-share earnings are based upon the weighted average common shares outstanding during the year. Diluted per-share earnings are based upon the weighted average common shares and potential new shares from stock options. The number of shares utilized in the basic per-share computations were 12,817,129, 12,683,326 and 12,614,303 in fiscal 2000, 1999 and 1998. The number of shares utilized in the diluted per-share computations are 12,883,368, 12,790,836 and 12,793,027 in fiscal 2000, 1999, and 1998 respectively.

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

      At July 31, 2000, 1,018,384 shares were reserved for grant under the above stock option, bonus and purchase plans.

      The following table sets forth the stock option transactions for the years ended July 31, 2000, 1999, and 1998:

	2000		1999		1998

	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price per	Of	Price per	Of	Price per	Of
	Share	Shares	Share	Shares	Share	Shares

Options outstanding, beginning of year	$29.80	511,389	$27.25	477,752	$22.41	460,814

Options granted	35.53	149,850	35.17	121,400	39.18	125,225

Options exercised	18.32	(73,370)	15.96	(49,888)	14.39	(47,062)

Options cancelled	32.92	(86,326)	33.06	(37,875)	25.08	(61,225)

Options outstanding end of year	32.60	501,543	29.80	511,389	27.25	477,752

Options exercisable, end of year	23.60	84,374	19.87	111,656	17.06	91,739

      The following table summarizes information about stock options outstanding at July 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted-Avg
Range of	Number	Remaining	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Contractual	Exercise	Exercisable	Exercise
	As of 7/31/00	Life (years)	Price	As of 7/31/00	Price

$14.88 – $27.75	139,693	3.60	$23.97	78,249	$22.97
27.76 – 36.00	170,975	6.88	33.14	6,125	31.61
36.01 – 37.75	149,625	6.53	37.19	0	0
37.76 – 44.00	41,250	6.11	42.99	0	0

$14.88 – $44.00	501,543	5.80	$32.60	84,374	$23.60

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

      The weighted-average estimated fair value of stock options granted during fiscal 2000, 1999 and 1998, was $19.11, $19.13 and $19.71 per share, respectively. For pro forma purposes, the estimated fair value of the Company’s stock options is amortized over the options’ vesting period. The Company’s pro forma information is as follows:

	Years Ended July 31,

	2000	1999	1998

	(in thousands, except per share amounts)
Net income

As reported	$14,108	$19,513	$23,888

Pro forma	13,635	18,987	23,521
Net income per share

As reported — Basic	1.10	1.54	1.89

Pro forma — Basic	1.06	1.50	1.86

As reported — Diluted	1.10	1.53	1.87

Pro forma — Diluted	1.06	1.48	1.84

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

14.  Earnings per share:

      The Company’s reported net income and the number of shares utilized in the earnings per share calculations for the fiscal years ending July 31, 2000, 1999 and 1998 as follows:

	2000	1999	1998

Net Income	$14,108,000	$19,513,000	$23,888,000

Weighted average number of common shares outstanding — Basic	12,817,129	12,683,326	12,614,303

Effect of dilutive securities:

Stock options	66,239	107,510	178,724

Weighted average number of common shares outstanding — Diluted	12,883,368	12,790,836	12,793,027

Earnings per common share:

Basic	$1.10	$1.54	$1.89

Diluted	1.10	1.53	1.87

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