Form 10-Q
period 2000-10-31
ANALOGIC CORP
filed 2000-12-14
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-6715

ANALOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2454372 (I.R.S. Employer Identification No.)

8 Centennial Drive, Peabody, Massachusetts (Address of principal executive offices)	01960 (Zip Code)

(978) 977-3000

(Registrant’s telephone number, including area code)

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

 Yes          No

      The number of shares of Common Stock outstanding at November 30, 2000 was 12,880,768.

ANALOGIC CORPORATION

INDEX

Page
No

Part 1. Financial Information
Item 1. Financial Statements

Condensed Consolidated Balance Sheets of October 31, 2000 and July 31, 2000	2

Condensed Consolidated Statements of Income for the Three Months Ended October 31, 2000 and 1999	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2000 and 1999	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-7

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	8-10

Part 2. Other Information

Item 6. Exhibits and Reports on form 8-K	11

Signatures	12

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,	July 31,
	2000	2000 (Note 1)

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$32,402	$29,132

Marketable securities, at market	83,052	87,242

Accounts and notes receivable, (less allowance for doubtful accounts of $1,069 in fiscal 2001, and $1,010 in fiscal 2000)	66,327	63,437

Inventories (Note 2)	68,797	62,326

Deferred income taxes	8,914	8,511

Other current assets	5,423	5,239

Total current assets	264,915	255,887

Property, plant and equipment, net	62,663	63,524

Investments in and advances to affiliated companies (Note 3)	7,381	7,230

Capitalized software, net	5,130	5,368

Other assets	3,296	3,567

Total Assets	$343,385	$335,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Mortgage and other notes payable	$364	$363

Obligations under capital leases	585	714

Accounts payable, trade	24,751	20,015

Accrued expenses	18,645	20,038

Accrued income taxes	2,914	1,780

Accrued dividends payable (Note 4)	902	—

Total current liabilities	48,161	42,910

Long-term debt:

Mortgage and other notes payable	5,061	5,265

Obligations under capital leases	332	374

	5,393	5,639

Deferred income taxes	3,019	3,086

Excess of acquired net assets over cost, net	76	104

Minority interest in subsidiary	4,249	4,268

Stockholders’ equity:

Common stock, $.05 par value	699	699

Capital in excess of par value	27,683	27,703

Retained earnings	271,390	267,935

Accumulated other comprehensive income	(2,867)	(2,118)

Treasury stock, at cost	(11,856)	(11,869)

Unearned compensation	(2,562)	(2,781)

Total stockholders’ equity	282,487	279,569

Total Liabilities and Stockholders’ Equity	$343,385	$335,576

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	October 31,

	2000	1999

	(Unaudited)

Revenues:

Product and service, net	$71,735	$54,365

Engineering and licensing	5,743	5,395

Other operating revenue	4,119	3,953

Interest and dividend income	1,543	1,725

Total revenues	83,140	65,438

Costs of sales and expenses:

Cost of sales:

Product and service	46,571	34,246

Engineering and licensing	4,000	3,874

Other cost of sales	1,736	1,682

General and administrative	7,328	5,180

Selling and marketing	7,366	5,913

Research and product development	9,573	9,611

Interest expense	58	87

Loss on foreign exchange	246	135

Amortization of excess of acquired net assets over cost	(28)	(28)

Total cost of sales and expenses	76,850	60,700

Income from operations and interest and dividend income	6,290	4,738

Equity in net gain (loss) of unconsolidated affiliates	397	(1,049)

Loss on investment	(166)

Income before income taxes and minority interest	6,521	3,689

Provision for income taxes	2,080	1,144

Minority interest in net income of consolidated subsidiary	84	27

Net income	$4,357	$2,518

Earnings per common share: (Note 6)

Basic	$0.34	$0.20

Diluted	0.34	0.20

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	October 31,

	2000	1999

	(Unaudited)

OPERATING ACTIVITIES:

Net Income	$4,357	$2,518

Adjustments to reconcile net income to net cash provided by operating activities:

Deferred income taxes	(470)	(565)

Depreciation and amortization	2,830	3,389

Minority interest in net income of consolidated subsidiaries	84	27

Allowance for doubtful accounts	59	77

Gain on sale of equipment	(23)	(5)

Excess of equity in gain (loss) of unconsolidated affiliates	(397)	1,049

Loss on investment	166	—

Compensation from stock grants	183	74

Net changes in operating assets and liabilities (Note 7)	(4,997)	(3,784)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	1,792	2,780

INVESTING ACTIVITIES:

Investments in and advances to affiliated companies		(1,500)

Additions to property, plant and equipment	(2,290)	(2,646)

Capitalized software	497	(504)

Proceeds from sale of property, plant and equipment	57	8

Purchases of marketable securities	—	(5,805)

Maturities of marketable securities	4,400	5,210

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,664	(5,237)

FINANCING ACTIVITIES:

Payments on debt and capital lease obligations	(374)	(352)

Issuance of common stock pursuant to stock options and employee stock purchase plan	63	409

NET CASH USED IN FINANCING ACTIVITIES	(311)	57

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(875)	523

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,270	(1,877)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,132	30,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,402	$28,140

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

      The unaudited condensed consolidated financial statements of Analogic Corporation (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation’s financial position as of October 31, 2000 and July 31, 2000, the results of its operations for the three months ended October 31, 2000 and 1999 and statements of cash flows for the three months then ended. The results of the operations for the three months ended October 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2001 or any other interim period.

      These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2000 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 20, 2000.

      The financial statements, with the exception of the July 31, 2000 balance sheet, are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 2000 contains data derived from audited financial statements.

      Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2.  Inventories:

      The components of inventory are as follows:

	October 31,	July 31,
	2000	2000

	(in thousands)

Raw Materials	$36,137	$31,728

Work-in-process	21,694	20,724

Finished goods	10,966	9,874

	$68,797	$62,326

3.  Investment in and Advances to Affiliated Companies:

      During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People’s Republic of China, entered into separate agreements with four investors which resulted in these investors owning an 11.8% equity interest in the company. This transaction had the approval of Analogic Corporation and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI.

      At October 31, 2000, the Company has a 44.6% ownership of ASI with a carrying value of $6,125,000. The Company accounts for this investment under the equity method of accounting whereby the Company has adjusted the carrying amount to recognize the Company’s share of the earnings or losses, changes in its capital investment and dividends received by the Company. The Company receives financial information from ASI on a quarterly basis for use in accounting for the carrying value of the investment. Therefore, the Company must make adjustments to the financial information received to have it be in accordance with US generally accepted accounting principles (“GAAP”) due to the estimates, judgments and differences in local statutory

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

and U.S. GAAP. Recently, the Company has become aware of certain differences between local statutory and U.S. GAAP which have not been fully evaluated. Such differences may be significant. Accordingly, the Company is currently evaluating its historical accounting for the investment in ASI to determine if it is necessary to adjust the carrying value of the investment currently or to potentially restate prior periods.

4.  Dividends:

      The Company declared dividends of $.07 per common share on October 12, 2000, payable on November 10, 2000 to shareholders of record on October 27, 2000 and $.07 per common share on December 5, 2000, payable on January 9, 2001 to shareholders of record on December 26, 2000.

5.  Comprehensive Income:

      The following table presents the calculation of comprehensive income and its components for the three months ended October 31, 2000 and 1999:

	Three Months Ended
	October 31,

	2000	1999

	(in thousands)

Net Income	$4,357	$2,518

Other Comprehensive Income (Loss) Net of Tax:

Unrealized holding gains and losses, net of taxes of $83 and $289 for the three months ended October 31, 2000 and 1999.	126	(644)

Foreign currency translation adjustment, net of taxes of $574 and $9 for the three months ended October 31, 2000 and 1999.	(876)	20

Total Comprehensive Income	$3,607	$1,894

6.  Net income per share:

      The following table indicates the number of shares utilized in the earnings per share calculations for the three months ending October 31, 2000 and 1999, respectively.

	Three Months Ended
	October 31,

	2000	1999

Net income	$4,357,000	$2,518,000

Basic:

Weighted average number of common shares outstanding	12,878,676	12,732,545

Net income per share	$0.34	$0.20

Diluted:

Weighted average number of common shares outstanding	12,878,676	12,732,545

Dilutive effect of stock options	53,472	59,663

Total	12,932,148	12,792,208

Net income per share	$0.34	$0.20

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

7.  Supplemental disclosure of cash flow information:

      Changes in operating assets and liabilities are as follows for the three months ended:

	October 31,

	2000	1999

	(in thousands)

Accounts and notes receivable	($2,313)	($2,466)

Accounts receivable from affiliates	(636)	201

Inventories	(6,471)	(2,970)

Other current assets	(184)	(189)

Other assets	271	(115)

Accounts payable trade	4,736	2,764

Accrued expenses and other current liabilities	(1,451)	(1,369)

Accrued income taxes	1,051	360

Net changes in operating assets and liabilities	($4,997)	($3,784)

8.  Segment information:

      The Company’s operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The other segment represents the Company’s hotel operation, interest and dividend income and other Company’s operations, which do not meet the materiality requirements of the statement and thus are not required to be separately disclosed. The table below presents information about the Company’s reportable segments for the three months ended October 31, 2000 and 1999:

	Three Months Ended
	October 31,

	2000	1999

	(in thousands)

Revenues:

Medical Instrumentation Technology Products	$72,743	$57,131

Corporate and Other	10,397	8,307

Total	$83,140	$65,438

Income (Loss) before income taxes and minority interest:

Medical Instrumentation Technology Products	$3,910	$1,771

Corporate and Other	2,611	1,918

Total	$6,521	$3,689

Identifiable Assets:

Medical Instrumentation Technology Products	$217,031	$193,045

Corporate and Other	126,354	125,993

Total	$343,385	$319,038

ANALOGIC CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

  Three Months Fiscal 2001 (10/31/00) vs. Three Months Fiscal 2000 (10/31/99)

      Product, service, engineering and licensing revenues for the three months ended October 31, 2000 were $77,478,000 as compared to $59,760,000 for the same period last year, an increase of 30%. The increase of $17,718,000 was due to an increase in sales of Medical Technology Products of $12,140,000, 27% over prior year, primarily due to digital radiography systems and fully featured mid-range of Computed Tomography (CT) systems, an increase in sales of $3,951,000, 76% over prior year, in Industrial Technology Products due to strong demand for the Company’s high frequency, Automatic Test Equipment (ATE) boards, and an increase of sales in Signal Processing Technology Products of $1,627,000, 18% over prior year, due to the demand for its multi-processor systems used in some of the most advanced radar systems. Other operating revenue of $4,119,000 and $3,953,000 represents revenue from the Hotel operation for the three months ending October 31, 2000 and 1999, respectively.

      Interest and dividend income decreased $182,000, primarily due to interest earned from the City of Peabody on real estate tax abatements recorded in the first quarter of fiscal 2000 of $253,000 versus $14,000 recorded in the first quarter of fiscal 2001.

      The percentage of total cost of sales to total net sales for the three months of fiscal 2001 and fiscal 2000 was 65% and 64%, respectively. The increase was primarily due to higher manufacturing costs and product mix. Other cost of sales which represents costs associated with the Hotel during the first three months of fiscal 2001 and 2000 were $1,736,000 and $1,682,000, respectively.

      General and administrative expenses for the first three months of fiscal 2001 were $7,328,000, or 9% of total revenue, as compared to $5,180,000, or 8% of total revenue, for the same period last year. The increase of $2,148,000 was primarily due to higher personnel-related costs and general expenses to support the Company’s strategic plan.

      Selling and marketing expenses were $7,366,000 and $5,913,000 for the three months of fiscal 2001 and 2000, respectively. The increase of $1,453,000 was primarily due to higher personnel and related selling activity costs associated with Camtronic’s selling their products directly versus historically selling through OEMs. Selling and marketing expenses as a percentage of total revenue were 9% for both the three months of fiscal 2001 and 2000, as a result of increased revenue.

      Research and product development expenses were $9,573,000 for the first three months of fiscal 2001, or 12% of total revenue, as compared to $9,611,000 for the same period of prior year or 15% of total revenue. The decrease of $38,000 was primarily due to computer software cost capitalized during the period.

      Computer software costs of $729,000 and $504,000 were capitalized in the first three months of fiscal 2001 and 2000, respectively. Amortization of capitalized software amounted to $560,000 and $463,000 in the first three months of fiscal 2001 and 2000, respectively.

      The Company’s share of the profit in a new privately held company amounted to $397,000 during the first quarter of fiscal 2001, representing license related royalties based on sales of medical imaging equipment. During the first quarter of fiscal 2000, the Company recorded $1,049,000 share of losses in a privately held company related to research and development costs for the design and manufacture of medical imaging equipment.

      The Company recognized a loss of approximately $166,000 during the first three months of fiscal 2001 on the value of the restricted securities it received during fiscal 2000, as final distribution in a publicly traded company from a limited partnership.

      The effective tax rate for the first quarter of fiscal 2001 and 2000 was 32% and 31%, respectively.

      Net income for the three months ended October 31, 2000 was $4,357,000 or $.34 per diluted share as compared with $2,518,000 or $.20 per share for the same period last year. The increase was primarily related to sales volume across all the product lines.

Financial Condition

      The Company’s balance sheet reflects a current ratio of 5.5 to 1 at October 31, 2000 compared to 6.0 to 1 at July 31, 2000. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 69% of current assets at October 31, 2000. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company’s debt to equity ratio was 0.22 to 1 at October 31, 2000 and 0.20 July 31, 2000.

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

      The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2000 due to the short maturities of these instruments.

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

      Accounts and notes receivable increased $2,890,000 during the quarter ended October 31, 2000 primarily due to days sales outstanding (DSO) increasing from 61 days to 64 days.

      Inventory increased $6,471,000 during the first quarter ended October 31, 2000 primarily due to an increase in raw materials. The Company made the decision to procure adequate supplies of key components to ensure that it could meet customer requirements.

      During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People’s Republic of China, entered into separate agreements with four investors which resulted in these investors owning an 11.8% equity interest in the company. This transaction had the approval of Analogic Corporation and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI.

      The Company has a 44.6% ownership of ASI with a carrying value of $6,125,000. The Company accounts for this investment under the equity method of accounting whereby the Company has adjusted the carrying amount to recognize the Company’s share of the earnings or losses, changes in its capital investment and dividends received by the Company. The Company receives financial information from ASI on a quarterly basis for use in accounting for the carrying value of the investment. Therefore, the Company must make adjustments to the financial information received to have it be in accordance with US generally accepted accounting principles (“GAAP”) due to the estimates, judgments and differences in local statutory and U.S. GAAP. Recently, the Company has become aware of certain differences between local statutory and U.S. GAAP which have not been fully evaluated. Such differences may be significant. Accordingly, the Company is currently evaluating its historical accounting for the investment in ASI to determine if it is necessary to adjust the carrying value of the investment currently or to potentially restate prior periods.

      Accounts payable trade increased $4,736,000 primarily due to increased inventory purchases.

      Net cash provided in investing activities was $2,664,000 for the first quarter of fiscal 2001, versus net cash used in investing activities of $5,237,000 for the same period last year. During the three months ended October 31, 2000, cash provided by investing activities was primarily used for the purchase of property, plant and equipment of $2,290,000, offset by maturities of marketable securities of $4,400,000.

ANALOGIC CORPORATION

PART II — OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

(a)	Exhibits None

(b)	During the quarter ended October 31, 2000, the Company did not file any reports on Form 8-K.

ANALOGIC CORPORATION

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

/s/ BERNARD M. GORDON

Bernard M. Gordon
Chairman of the Board and
Chief Executive Officer

Date: December 11, 2000

/s/ JOHN J. MILLERICK

John J. Millerick
Senior Vice President,
Chief Financial Officer and
Treasurer (Principal Financial
and Accounting Officer)

Date: December 11, 2000