Form 10-Q
period 2001-01-31
ANALOGIC CORP
filed 2001-03-19
CIK 6284

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the period ended                                            January 31, 2001
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding at February 28, 2001 was 12,976,974.

                              ANALOGIC CORPORATION


                                      INDEX


                                                                                 Page No.
PART 1. FINANCIAL INFORMATION
       Item 1. Financial Statements
          Condensed Consolidated Balance Sheets as of
          January 31, 2001 and July 31, 2000                                           3

          Condensed Consolidated Statements of Income for the Three and
          Six Months Ended January 31, 2001 and 2000
                                                                                       4

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended January 31, 2001 and 2000                                   5

          Notes to Unaudited Condensed Consolidated Financial Statements             6-9

       Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition                           10-15

PART 2. OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security Holders                    16

       Item 6. Exhibits and Reports on Form 8-K                                       16

       Signatures                                                                     17

                              ANALOGIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 January  31,            July 31,
                                                                                    2001                   2000
                                       ASSETS                                   -------------          ----------
Current assets:
   Cash and cash equivalents                                                    $  30,396             $  29,132
    Marketable securities, at market                                                82,506                87,242
    Accounts and notes receivable net of allowance for doubtful                     63,290                63,437
       accounts $1,101 in fiscal 2001, and $1,010 in fiscal 2000
    Inventories (Note 2)                                                            72,749                62,326
    Deferred income taxes                                                            7,743                 8,511
    Other current assets                                                             5,527                 5,239
                                                                                -------------          ----------
          Total current assets                                                     262,211               255,887
Property, plant and equipment, net                                                  64,330                63,524
Investments in and advances to affiliated companies (Note 3)                         4,693                 5,405
Capitalized software, net                                                            5,602                 5,368
Other assets                                                                         4,264                 3,567
                                                                                -------------          ----------
           Total assets                                                          $ 341,100             $ 333,751
                                                                                =============          ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Mortgage and other notes payable                                             $    366               $   363
     Obligations under capital leases                                                  452                   714
     Accounts payable, trade                                                        18,241                20,015
     Accrued expenses (Note 2)                                                      22,114                20,038
     Accrued income taxes                                                              756                 1,780
                                                                                -------------          ----------
            Total current liabilities                                               41,929                42,910

Long-term debt:
     Mortgage and other notes payable                                                5,007                 5,265
     Obligations under capital leases                                                  289                   374
                                                                                -------------          ----------
                                                                                     5,296                 5,639
Deferred income taxes                                                                2,502                 2,501
Excess of acquired net assets over cost, net                                            47                   104
Minority interest in subsidiary                                                      4,051                 4,268

Stockholders' equity:
     Common stock, $.05 par value                                                      703                   699
     Capital in excess of par value                                                 31,462                27,703
     Retained earnings                                                             273,910               266,695
     Accumulated other comprehensive income                                        (1,220)               (2,118)
     Treasury stock, at cost                                                      (11,709)              (11,869)
     Unearned compensation                                                         (5,871)               (2,781)
                                                                                -------------          ----------
            Total stockholders' equity                                             287,275               278,329
                                                                                -------------          ----------
            Total liabilities and stockholders' equity                          $  341,100             $ 333,751
                                                                                =============          ==========

The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended              Six Months Ended
                                                                  January 31,                    January 31,
                                                                2001           2000           2001          2000
                                                             --------       --------       ---------     ---------
Net revenue:
   Product                                                    $82,705       $ 57,488        $154,440      $111,853
   Engineering                                                  6,325          5,056          12,068        10,451
   Other revenue                                                2,638          2,471           6,757         6,424
                                                              --------      --------        --------      --------
Total net revenue                                              91,668         65,015         173,265       128,728
                                                              --------      --------        --------      --------
Costs of sales:
   Product                                                      52,421         35,974          98,992        70,220
   Engineering                                                  6,031          4,862          10,031         8,736
   Other                                                        1,496          1,306           3,232         2,988
                                                              --------      --------        --------      --------
Total cost of sales                                            59,948         42,142         112,255        81,944
                                                              --------      --------        --------      --------
Gross margin                                                   31,720         22,873          61,010        46,784

Operating expenses:
   Research and product development                             9,920          9,325          19,493        18,936
   Selling and marketing                                        7,936          6,374          15,302        12,287
   General and administration                                   7,665          6,153          14,993        11,333
                                                              --------      --------        --------      --------
                                                               25,521         21,852          49,788        42,556

Income from operations                                          6,199          1,021          11,222         4,228

Other (income) expense:
   Interest and dividend income, net                          (1,455)        (1,377)         (2,940)       (3,015)
   Equity in net loss of unconsolidated affiliates                700            760             303         1,809
   Other, net                                                      38          (154)             422          (47)
                                                              --------      --------        --------      --------
                                                                (717)          (771)         (2,215)       (1,253)

Income before income taxes and minority interest                6,916          1,792          13,437         5,481

Provision for income taxes                                      2,220            556           4,300         1,700

Minority interest in net income of consolidated subsidiary         34             48             118            75
                                                              --------      --------        --------      --------
Net income                                                    $ 4,662         $1,188         $ 9,019       $ 3,706
                                                              ========      ========        ========      ========
Earnings per common share (Note 6)
   Basic                                                       $ 0.36         $ 0.09          $ 0.70        $ 0.29
   Diluted                                                     $ 0.36         $ 0.09          $ 0.70        $ 0.29

The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Six Months Ended
                                                                                  January 31,
OPERATING ACTIVITIES:                                                       2001                2000
                                                                         ----------          ---------
     Net Income                                                            $  9,019           $  3,706
     Adjustments to reconcile net income to net cash provided
     by operating activities:
       Deferred income taxes                                                    769            (1,058)
       Depreciation and amortization                                          7,085              6,800
       Minority interest in net income of consolidated subsidiaries             118                 75
       Allowance for doubtful accounts                                           91                271
       Gain on sale of equipment                                               (36)                (6)
       Excess of equity in gain(loss) of unconsolidated affiliates              303              1,809
       Loss on investment                                                       332                  -
       Compensation from stock grants                                           403                245
       Net changes in operating assets and liabilities (Note 7)            (12,996)            (6,566)
                                                                         ----------          ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES:                               5,088              5,276
                                                                         ----------          ---------
INVESTING ACTIVITIES:
     Investments in and advances to affiliated companies                          -            (2,750)
     Additions to property, plant and equipment                             (7,477)            (6,475)
     Capitalized software                                                     (746)            (1,381)
     Proceeds from sale of property, plant and equipment                         78                  9
     Purchases of marketable securities                                           -            (7,805)
     Maturities of marketable securities                                      6,455              8,885
                                                                         ----------          ---------
     NET CASH USED IN INVESTING ACTIVITIES                                  (1,690)            (9,517)
                                                                         ----------          ---------
FINANCING ACTIVITIES:
     Payments on debt and capital lease obligations                           (602)              (558)
     Issuance of common stock pursuant to stock options and
        employee stock purchase plan                                            414                924
     Dividends paid to shareholders                                         (1,805)              (891)
                                                                         ----------          ---------
     NET CASH USED IN FINANCING ACTIVITIES                                  (1,993)              (525)
                                                                         ----------          ---------
     EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (141)              (174)
                                                                         ----------          ---------
     NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                       1,264            (4,940)
                                                                         ----------          ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               29,132             30,017
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  30,396          $  25,077
                                                                         ==========          =========

The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation:

   The unaudited condensed consolidated financial statements of Analogic Corporation (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position as of January 31, 2001 and July 31, 2000, the results of its operations for the three and six months ended January 31, 2001 and 2000 and statements of cash flows for the six months ended. The results of the operations for the three and six months ended January 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2001 or any other interim period.

   These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2000 included in the Company's Form 10-K, as amended, as filed with the Securities and Exchange Commission on December 12, 2000.

   The financial statements are unaudited and have not been examined by independent certified public accountants.

   Certain financial statement items have been reclassified to conform to the current year's financial presentation format.

2. Balance sheet information:

   Additional information for certain balance sheet accounts is as follows for the periods indicated:

                                                                January 31,     July 31,
                                                                   2001          2000
                                                               ------------   ------------
                                                                      (in thousands)

     Inventory:
          Raw materials                                        $    41,491    $    31,728
          Work-in-process                                           19,648         20,724
          Finished goods                                            11,610          9,874
                                                               -----------    -----------
                                                               $    72,749    $    62,326
                                                               ===========    ===========

     Accrued expenses:
          Accrued employee compensation and benefits           $    10,245    $    10,562
          Accrued warranty                                           3,710          3,636
          Other                                                      8,159          5,840
                                                               -----------    -----------
                                                               $    22,114    $    20,038
                                                               ===========    ===========

                              ANALOGIC CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. Investment in and Advances to Affiliated Companies:

   During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People's Republic of China, entered into separate agreements with four investors which resulted in these investors buying an 11.8% equity interest in ASI. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company's ownership in ASI was reduced to 44.6%. On January 18, 2001, the company name was changed from "Analogic Scientific, Inc." to "Shenzhen Anke High-Tech Co., Ltd" (SAHCO).

   The Company accounts for this investment under the equity method of accounting whereby the Company has adjusted the carrying amount to recognize the Company's share of the earnings or losses, changes in its capital investment and dividends received by the Company.

   As discussed in the prior quarter 10-Q, the Company became aware of certain differences between local statutory accounting practice used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP) primarily with respect to the valuation of accounts receivable and inventory which has not been fully evaluated. SAHCO has historically provided the Company with current quarterly information regarding its financial results. To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. GAAP, the Company has decided to change its method of recording "SAHCO" financial results and will use the previous quarters financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied quarterly delay in recording its equity-based accounting. The effect of this change has been to restate all periods and beginning retained earnings.

   Accordingly, during the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis as well as the change to a delayed recording of SAHCO results. The Company concluded that adjustments were necessary for prior periods resulting in a reduction in the Company's investment of SAHCO of $1,825,000 at July 31, 2000 (or $1,240,000 net of tax effect) which reduced the carrying value of the Company's investment at July 31, 2000 from $6,125,000 to $4,300,000. Therefore, the Company will be filing an amended Form 10-K for the year ended July 31, 2000 which will decrease the Company's net profit by $36,000 in fiscal 2000, $249,000 in fiscal 1999, $105,000 in fiscal 1998 as well as a reduction to beginning retained earnings as of August 1, 1997 of $850,000.

   During the quarter ended January 31, 2001, the company has recognized its share of SAHCO's loss amounting to $1,100,000. The carrying value of this investment was $3,200,000 at January 31, 2001 and $4,300,000 at July 31, 2000.


4. Dividends:

   The Company declared dividends of $ .07 per common share on March 15, 2001, payable on April 12, 2001 to shareholders of record on March 29, 2001, $.07 per common share on December 5, 2000, payable on January 9, 2001 to shareholders of record on December 26, 2000 and $ .07 per common share on October 12, 2000, payable on November 10, 2000 to shareholders of record on October 27, 2000.

                              ANALOGIC CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5. Comprehensive Income:

   The following table presents the calculation of comprehensive income and its components for the three and six months ended January 31, 2001 and 2000:


                                                                                   Three Months Ended               Six Months Ended
                                                                                     January  31,                     January 31,
                                                                                  2001              2000       2001             2000
                                                                                  ------           ------     -------        -------
                                                                                     (in thousands)               (in thousands)
Net Income                                                                        $4,662           $1,188     $ 9,019        $ 3,706
Other Comprehensive Income (Loss) Net of Tax:
     Unrealized holding gains and losses, net of taxes of $597,000 and $245,000 for the three months ended January 31, 2001 and 2000 and $680,000 and
        $534,000 for the six months ended January 31, 2001 and 2000.                 913            (545)       1,039        (1,189)
     Foreign currency translation adjustment, net of taxes
        of $485,000 and $268,000 for the three months ended January 31,
        2001 and 2000, and $89,000 and $259,000 for the six months ended January
        31, 2001 and 2000.                                                           735            (598)       (141)          (578)
                                                                                  ------            -----     -------         ------
Total Comprehensive Income                                                        $6,310            $  45     $ 9,917         $1,939
                                                                                  ======            =====     =======         ======

6. Net income per share:

   The following table indicates the number of shares utilized in the earnings per share calculations for the three and six months ended January 31, 2001 and 2000, respectively:

                                                          Three Months Ended                     Six Months Ended
                                                              January 31,                           January 31,
                                                          2001               2000              2001                 2000
                                                      -----------      ------------       ------------         -------------

Net income                                            $ 4,662,000      $  1,188,000       $  9,019,000         $  3,706,000
Basic:                                                -----------      ------------       ------------         -------------
     Weighted average number
         of common shares outstanding                  12,906,106        12,811,208         12,892,049           12,771,893
                                                      -----------      ------------       ------------         -------------
     Net income per share                             $      0.36      $       0.09       $       0.70         $       0.29
                                                      -----------      ------------       ------------         -------------
Diluted:
     Weighted average number
         of common shares outstanding                  12,906,106        12,811,208         12,892,049            12,771,893
     Dilutive effect of stock options                      99,085            33,106             76,279                46,385
                                                      -----------      ------------       ------------         -------------
     Total                                             13,005,19         12,844,314         12,968,328           12,818,278
                                                      -----------      ------------       ------------         -------------
Net income per share                                  $      0.36      $       0.09       $       0.70         $       0.29
                                                      -----------      ------------       ------------         -------------

                              ANALOGIC CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7. Supplemental disclosure of cash flow information:

   Changes in operating assets and liabilities are as follows for the six months ending January 31, 2001 and 2000, respectively:


                                                              Six Months Ended January 31,
                                                                 2001                2000
                                                             ---------            ---------
                                                                      (in thousands)
  Accounts and notes receivable                              $      56            $   6,758
  Inventories                                                  (10,423)            (10,699)
  Other current assets                                            (288)                 137
  Other assets                                                    (697)               (264)
  Accounts payable trade                                        (1,774)               1,055
  Accrued expenses and other current liabilities                  1,822                (41)
  Accrued income taxes                                          (1,692)             (3,512)
                                                             ----------            ---------
  Net changes in operating assets and liabilities            $ (12,996)            $(6,566)
                                                             ==========            =========

8. Segment information:

  The Company's operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that both manufacture and market products for medical and industrial use. The other segment represents the Company's hotel operation, and other Company's operations, which do not meet the materiality requirements of the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," and thus are not required to be separately disclosed. The table below presents information about the Company's reportable segments for the periods presented below:

                                                          Three Months Ended             Six Months Ended
                                                              January 31,                  January 31,
                                                           2001             2000        2001              2000
                                                         --------         --------    --------          ---------
Revenues:                                                      (in thousands)               (in thousands)
     Medical Instrumentation Technology Products          $82,735          $59,845    $155,479          $116,976
     Corporate and Other                                    8,933            5,170      17,786            11,752
                                                          -------          -------    --------          --------
Total                                                     $91,668          $65,015    $173,265          $128,728
                                                          -------          -------    --------          --------
Income before income taxes and minority interest:
      Medical Instrumentation Technology Products         $ 5,083          $   986    $  8,993          $  2,757
      Corporate and Other                                   1,833              806       4,444             2,724
                                                          -------          -------    --------          --------
Total                                                     $ 6,916          $ 1,792    $ 13,437          $  5,481
                                                          -------          -------    --------          --------


                                                            January 31, 2001      July 31, 2000
                                                            ----------------      -------------
Identifiable Assets:
      Medical Instrumentation Technology Products                $212,691           $213,184
      Corporate and Other, including Cash and
        Marketable Securities                                     128,409            120,567
                                                                 --------           --------
Total                                                            $341,100           $333,751
                                                                 --------           --------

                              ANALOGIC CORPORATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

   This Report on Form 10-Q contains statements which, to the extent that they are not recitation of historical facts, constitute "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties and actual events and results may differ significantly from those indicated in any forward-looking statements.

   RESULTS OF OPERATIONS

   SIX MONTHS FISCAL 2001 (01/31/01) VS. SIX MONTHS FISCAL 2000 (01/31/00)

   Product revenue for the six months ended January 31, 2001 was $154,440,000 as compared to $111,853,000 for the same period last year, an increase of 38%. The increase of $42,587,000 was due to an increase in sales of Medical Technology Products of $29,564,000, 35% the prior year period, primarily due to digital radiography systems and fully featured mid-range Computed Tomography (CT) systems, an increase in sales of $11,022,000, 113% over the prior year period, in Industrial Technology Products due to continued demand for the Company's high frequency, Automatic Test Equipment (ATE) boards, and an increase of sales in Signal Processing Technology Products of $2,001,000, 11% over the prior year period, due to the demand for its multi-processor and inspection systems. Engineering revenue for the six months ended January 31, 2001 was $12,068,000 as compared to $10,451,000 for the same period last year, an increase of 15%. The increase was primarily due to customer funded projects for developing imaging products. Other revenue of $6,757,000 and $6,424,000 represents revenue from the Hotel operation for the six months ended January 31, 2001 and 2000, respectively.

   Product cost of sales for the first six months of fiscal 2001 was 64% of product revenue compared to 63% for the first six months of fiscal 2000. The increase was primarily due to higher manufacturing costs and product mix. Engineering cost of sales for the first six months of fiscal 2001 was 83% of engineering revenue as compared to 84% for the same period last year. Other cost of sales, which represents costs associated with the Hotel Operation during the first six months of fiscal 2001 and 2000 were $3,232,000 and $2,988,000, respectively.

   Research and product development expenses were $19,493,000 for the first six months of fiscal 2001, or 11% of total revenue, as compared to $18,936,000 for the same period of the prior year or 15% of total revenue. The increase of $557,000 was due to the continuing research and development activities across all of the Company product lines. Research and product development expenses as percentage of total revenue decreased primarily due to increased revenue.

   Selling and marketing expenses were $15,302,000 and $12,287,000 for the six months of fiscal 2001 and 2000, respectively. The increase of $3,015,000 was due to higher personnel and related selling activity costs of approximately $1,500,000 associated with the Company's Camtronics subsidiary selling its products directly to end users as compared to its prior practice of selling through OEMs. The remaining balance is primarily associated with increased selling efforts related to increased sales volume.

   General and administrative expenses for the first six months of fiscal 2001 were $14,993,000, or 9% of total revenue as compared to $11,333,000, or 9% of total revenue, for the same period last year. The increase of $3,660,000 was primarily due to higher personnel-related costs to support the Company's operational strategic plan.

   Computer software costs of $1,640,000 and $1,381,000 were capitalized in the first six months of fiscal 2001 and 2000, respectively. The increase was mainly due to Media Gateway development systems and associated software for the Internet Telephony market. Amortization of capitalized software amounted to $1,096,000 and $903,000 in the first six months of fiscal 2001 and 2000, respectively.

                              ANALOGIC CORPORATION

   RESULTS OF OPERATIONS
   SIX MONTHS FISCAL 2001 (01/31/01) VS. SIX MONTHS FISCAL 2000 (01/31/00) (CONTINUED)

   During the six months of fiscal 2000, the Company recorded its share of losses in a joint venture of $1,782,000 related to research and development costs for the design and manufacture of medical imaging equipment. This joint venture was restructured during fiscal year 2000 whereby the joint venture received license related royalties based on sale of medical imaging equipment beginning in March 2000. The Company's share of the profit in the joint venture amounted to $720,000 during the six months of fiscal 2001. The profit represents license-related royalties based on sales of medical imaging equipment.

   During the first six months of fiscal 2001, the Company's investment in Shenzhen Anke High-Tech Co., Ltd. (formerly Analogic Scientific, Inc.) was decreased by $1,100,000, reflecting the Company's share of US GAAP basis losses. During the first six months of fiscal 2000 the Company determined that SAHCO's results of operations did not warrant a change in the carrying value of the Company's investment.

   The Company recognized a loss of approximately $332,000 during the first six months of fiscal 2001 reflecting the difference in value of the restricted securities it received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested and the book value of the limited partnership investment.

   The effective tax rate for the six months of fiscal 2001 and 2000 was 32% and 31%, respectively.

   Net income for the six months ended January 31, 2001 was $9,019,000 or $.70 per diluted share as compared with $3,706,000 or $.29 per share for the same period last year. The increased performance over prior year was primarily due to increased sales volume of fully featured mid-range of Computed Tomography
   (CT) systems, digital radiography systems and Automatic Test Equipment (ATE) boards; this was partially offset by the Company's previously discussed share of loss in Shenzken Anke High-Tech Co., Ltd., of $1,100,000 and the loss in investment of $322,000 recognized on the value of restricted securities received from a limited partnership.

                              ANALOGIC CORPORATION

   RESULTS OF OPERATIONS
   SECOND QUARTER FISCAL 2001 (01/31/01) VS. SECOND QUARTER FISCAL 2000
   (01/31/00)

   Product revenue for the three months ended January 31, 2001 was $82,705,000 as compared to $57,488,000 for the same period last year, an increase of 44%. The increase of $25,217,000 was due to an increase in sales of Medical Technology Products of $17,491,000, or 40% above the prior year period, primarily due to fully featured mid-range Computed Tomography (CT) systems and digital radiography systems; an increase in sales of $7,136,000, or 158% over the prior year period, in Industrial Technology Products arising from demand for the Company's high frequency, Automatic Test Equipment (ATE) boards; and an increase in sales of $594,000, or 7% over the prior year period, in Signal Processing Technology Products and multi-processor systems. Engineering revenue for the three months ended January 31, 2001 was $6,325,000 as compared to $5,056,000 for the same period last year, an increase of 25%. The increase was primarily due to customer funded projects for developing imaging products. Other revenue of $2,638,000 and $2,471,000 represents revenue from the Hotel operation for the three months ended January 31, 2001 and 2000, respectively.

   Product cost of sales was 63% of product revenue for the second quarter of fiscal 2001, unchanged from the prior year period. Engineering cost of sales was 95% of engineering revenue for the three months of fiscal 2001 as compared to 96% for the same period last year. Other cost of sales which prepresent operating costs associated with the Hotel during the second quarter of fiscal 2001 and 2000 were $1,496,000 and $1,306,000, respectively.

   Research and product development expenses for the second quarter of fiscal 2001 were $9,920,000, or 11% of total revenue, as compared to $9,325,000, or 14% of total revenue for the same period last year. The increase of $595,000 was due to continuing research and development activities across all of the Company product lines. Expenses as a percentage of revenue decreased as a result of revenue increasing at a faster rate than expenses.

   Selling and marketing expenses for the second quarter of fiscal 2001 were $7,936,000, or 9% of total revenue, as compared to $6,374,000, or 10% of total revenue, for the same period last year. The increase of $1,562,000 was due to higher personnel-related costs of approximately $800,000 to support Camtronics expanding its direct selling operations. The remaining balance is primarily to support the Company's overall revenue growth. Selling and marketing expenses as a percentage of revenue decreased as a result of revenue increasing at a faster rate than expenses.

   General and administrative expenses for the second quarter of fiscal 2001 were $7,665,000, or 8% of total revenue, as compared to $6,153,000, or 9% of total revenue, for the same period last year. The increase of $1,512,000 was primarily due to higher personnel-related costs to support the Company's operational strategic plan.

                              ANALOGIC CORPORATION

   RESULTS OF OPERATIONS
   SECOND QUARTER FISCAL 2001 (01/31/01) VS. SECOND QUARTER FISCAL 2000
   (01/31/00)
   (CONTINUED)

   Computer Software costs of $911,000 and $877,000 were capitalized in the second quarter of fiscal 2001 and 2000, respectively. Amortization of capitalized software amounted to $536,000 and $439,000 in the second quarter of fiscal 2001 and 2000, respectively.

   During the second quarter of fiscal 2000, the Company recorded its share of losses in a joint venture of $795,000 related to research and development costs for the design and manufacture of medical imaging equipment. This joint venture was restructured during fiscal year 2000 whereby the joint venture received license related royalties based on sale of medical imaging equipment beginning in March 2000. The Company's share of the profit in the joint venture amounted to $404,000 during the second quarter of fiscal 2001. The profit represents license-related royalties based on sales of medical imaging equipment.

   During the second quarter of fiscal 2001, the Company's investment in Shenzhen Anke High-Tech Co., Ltd. (formerly Analogic Scientific, Inc.) was decreased by $1,100,000, reflecting the Company's share of US GAAP basis losses. During the second quarter fiscal 2000 the Company determined that SAHCO's results of operations did not warrant a change in the carrying value of the Company's investment.

   The Company recognized a loss of approximately $166,000 during the second quarter of fiscal 2001 on the value of the restricted securities it received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested.

   The effective tax rate for the second quarter of fiscal 2001 and 2000 was 32% and 31%, respectively.

   Net income for the second quarter ended January 31, 2001 was $4,662,000 or $.36 per diluted share as compared with $1,188,000 or $.09 per share for the same period last year. The increase of $3,474,000 in net income over prior year was primarily due to increased sales volume of fully featured mid-range of Computed Tomography (CT) systems, digital radiography systems and Automatic Test Equipment (ATE) boards; partially offset by the Company's share of loss in Shenzhen High-Tech Co. of $1,100,000 and the loss in investment of $166,000 recognized on the value of restricted securities received from a limited partnership.

   FINANCIAL CONDITION

                              ANALOGIC CORPORATION

   FINANCIAL CONDITION
   (CONTINUED)

   The Company's balance sheet reflects a current ratio of 6.3 to 1 at January 31, 2001 compared to 6.0 to 1 at July 31, 2000. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 67% of current assets at January 31, 2001. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.19 to 1 at January 31, 2001 and 0.20 to 1 at July 31, 2000.

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

   The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2001 due to the short maturities of these instruments.

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

   Accounts and notes receivable decreased $147,000 during the six months ended January 31, 2001, and the days sales outstanding (DSO) decreased from 61 to 57 days.

   Inventory increased $10,423,000 during the six months ended January 31, 2001 primarily due to increases in raw materials. The Company made the decision to procure adequate supplies of key components to ensure that it could meet customer requirements and support the Company's revenue growth.

   During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People's Republic of China, entered into separate agreements with four investors which resulted in these investors buying an 11.8% equity interest in ASI. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company's ownership in ASI was reduced to 44.6%. On January 18, 2001, the company name was changed from "Analogic Scientific, Inc." to "Shenzhen Anke High-Tech Co., Ltd" (SAHCO).

                             ANALOGIC CORPORATION

   FINANCIAL CONDITION

   (CONTINUED)

   The Company accounts for this investment under the equity method of accounting whereby the Company has adjusted the carrying amount to recognize the Company's share of the earnings or losses, changes in its capital investment and dividends received by the Company.

   As discussed in the prior quarter 10-Q, the Company became aware of certain differences between local statutory accounting practice used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP) primarily with respect to the valuation of accounts receivable and inventory which has not been fully evaluated. SAHCO has historically provided the Company with current quarterly information regarding its financial results. To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. GAAP, the Company has decided to change its method of recording "SAHCO" financial results and will use the previous quarters financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied quarterly delay in recording its equity-based accounting. The effect of this change has been to restate all periods and beginning retained earnings.

   Accordingly, during the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis as well as the change to a delayed recording of SAHCO results. The Company concluded that adjustments were necessary for prior periods resulting in a reduction in the Company's investment of SAHCO of $1,825,000 at July 31, 2000 (or $1,240,000 net of tax effect) which reduced the carrying value of the Company's investment at July 31, 2000 from $6,125,000 to $4,300,000. Therefore, the Company will be filing an amended Form 10-K for the year ended July 31, 2000 which will decrease the Company's net profit by $36,000 in fiscal 2000, $249,000 in fiscal 1999, $105,000 in fiscal 1998 as well as a reduction to beginning retained earnings as of August 1, 1997 of $850,000.

   During the quarter ended January 31, 2001, the company has recognized its share of SAHCO's loss amounting to $1,100,000. The carrying value of this investment was $3,200,000 at January 31, 2001 and $4,300,000 at July 31, 2000.

   Other assets increased $697,000 for the six months ending January 31, 2001. The increase was primarily due to goodwill of $516,000 incurred by Camtronics in acquiring certain assets and property rights to a product which will be sold by Camtronics.

   Accounts payable trade decreased by $ 1,774,000 for the six months ending January 31, 2001.

   Net cash provided from operations for the six months of fiscal 2001 was $5,088,000, versus $5,276,000 for the prior year. The decrease of $188,000 in cash provided from operations was primarily due to increase of $5,313,000 in net income, offset by increases in accounts and notes receivable of $6,702,000, due to increased revenue. Net cash used by investing activities decreased $7,827,000 over prior period primarily due to lower investments and advances to affiliated companies of $2,750,000 and lower purchases of marketable securities of $7,805,000. Net cash used in financing activities increased by $1,468,000 primarily due to the timing of dividends paid to shareholders.

                              ANALOGIC CORPORATION

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's Annual Meeting of Stockholders held on January 19, 2001, the following proposals were adopted by the vote specified below:


                                                                                               Withheld Authority
   Proposal                                                          For                            To Vote
   --------                                                          ---                       -------------------
     1.  Election of Directors

     Bernard M. Gordon                                           11,816,495                         161,782
     John A. Tarello                                             11,814,502                         163,775
     Gerald L. Wilson                                            11,831,261                         147,016
     Julian Soshnick                                             11,814,791                         163,486

                                                                For                  Against             Abstain
                                                                ---                  -------             -------
     2.  Ratification of Independent Auditors                11,954,242              10,854              13,181

     3.  To approve the Company's
        Key Employee Stock Bonus Plan                        11,565,452              239,367             173,458
        dated October 12, 2000

   Please see the Company's Proxy Statement filed with the Commission in connection with this Annual Meeting for a description of the matters voted upon.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

   (a) Exhibits
       None

   (b) During the quarter ended January 31, 2001, the Company did not file any reports on Form 8-K.

                              ANALOGIC CORPORATION

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANALOGIC CORPORATION
                                   Registrant


   DATE:     March 19, 2001       /s/ Thomas J. Miller, Jr.
                                  Thomas J. Miller, Jr.
                                  Chief Executive Officer and
                                  President

   DATE:     March 19, 2001       /s/ John J. Millerick
                                  John J. Millerick
                                  Senior Vice President,
                                  Chief Financial Officer and
                                  Treasurer (Principal Financial
                                  and Accounting Officer)