Form 10-K405/A
period 2000-07-31
ANALOGIC CORP
filed 2001-06-04
CIK 6284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-K/A


                        AMENDMENT NO. 2 TO ANNUAL REPORT


       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at August 31, 2000 was approximately $300,986,000.

     Number of shares of Common Stock outstanding at August 31, 2000: 12,878,692
                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Analogic Corporation ("The Company") hereby amends its Annual Report on Form 10-K/A for the year ended July 31, 2000, originally filed with the Commission on October 20, 2000 for the purpose of restating the carrying value of the Company's investment in Shenzhen Anke High-Tech Co., Ltd (SAHCO), formerly known as Analogic Scientific, Inc.. This amendment amends Part I (Item
1), Part II (Item 6 and 7) and Part IV (Item 14) of the Annual Report on Form 10-K, as amended and filed with the Commission on December 12, 2000.



     The Company recently became aware of certain differences between local statutory accounting practices used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP) primarily with respect to the valuation of accounts receivable and inventory and revenue recognition which had not been fully evaluated. The effect of this change has been to restate all periods and beginning retained earnings.



     Accordingly, during the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis and concluded that adjustments were necessary for prior periods resulting in a reduction in the Company's investment of SAHCO of $2,375,000 at July 31, 2000 (or $1,808,000 net of tax effect) which reduced the carrying value of the Company's investment at July 31, 2000 from $6,125,000 to $3,750,000. This has the effect of decreasing the Company's net profit by $42,000 in fiscal 2000, $328,000 in fiscal 1999, $117,000 in fiscal 1998 as well as a reduction to beginning retained earnings as of August 1, 1997 of $1,321,000.

                                     PART I

ITEM 1.  BUSINESS

     (a) Developments During Fiscal 2000


     Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as "Analogic" or the "Company") for the fiscal year ended July 31, 2000, were $297,619,000 as compared to $279,694,000 for fiscal 1999, an increase of 6%. Net income for fiscal 2000 was $14,066,000 (restated), or $1.09 (restated) per diluted share as compared to $19,185,000 (restated), or $1.50 (revised) per diluted share for fiscal 1999.


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

     (b) Financial Information About Industry Segment

     The Company's operations are within a single segment within the electronics industry (Medical Instrumentation Technology Products). The operations encompass design, manufacture and sale of high technology, high-performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use.

     (c) Narrative Description of Business

     Analogic conceives, designs, manufactures, and sells standard and customized high-precision data acquisition, signal and imaging processing based medical imaging and industrial systems and subsystems. Analogic's principal customers are original equipment manufacturers (OEM) who incorporate Analogic's state-of-the art products into systems used in medical, industrial and scientific applications.

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

     In addition to their precision measurement capabilities, most of Analogic's products perform very high-speed complex calculations on the data being analyzed. Thus, Analogic's products are an integral part of the communications link between various analog sensors, detectors or transducers and the people or systems which interpret or utilize this information.


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



     Analogic's medical imaging data acquisition systems and related computing equipment are incorporated by U.S., European and Asian manufacturers into advanced X-ray equipment known as Computed Tomography (CT) scanners. These scanners generate images of the internal anatomy, which are used primarily in diagnosing medical conditions. Analogic's data acquisition and signal processing systems have advanced CT scanner technology by substantially increasing resolution of the image, by reducing the time necessary to acquire the image, and by reducing the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D and D/A conversion equipment and complete data acquisition systems. The Company also manufactures a complete mobile and other CT scanners incorporating proprietary technology.



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



     Camtronics, an 81% owned subsidiary, manufactures products which are included herein as medical technology products. Camtronics designs and manufactures multi-modality image and information management systems for cardiology. This system integrates all cardiac patient data into an enterprise-wide information system. The industry leader in cardiac workstation technology, Camtronics also designs and manufactures state-of-the-art digital imaging systems for cardiology and radiology.



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

     The Company manufactures a line of Compact Peripheral Computer Interface
(CPCI) boards. These products are fully compatible with the CPCI form factor and bus structure and take advantage of software written for the PCIbus. The boards, which are designed for OEM embedded applications requiring precision measurements and high sampling rates, perform acquisition, conditioning, multiplexing, as well as signal processing functions, and are supported by Microsoft Windows NT(R) software.

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

HOTEL OPERATION

     The Company owns a hotel, which is located adjacent to the Company's principal executive offices and manufacturing facility in Peabody, Massachusetts. The hotel is strategically situated in an industrial park, is in close proximity to the historic and tourist area of Boston's North Shore and is approximately 18 miles from Boston. The hotel has 256 rooms, a ballroom and several other function rooms and appropriate recreational facilities. The hotel is managed for the Company under a contract with Marriott Corporation.

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

     Management believes that any legal protection afforded by patent, copyright, and trade secret laws are of secondary importance as a factor in the Company's ability to compete; its future prospects are more a function of the continuing level of excellence and creativity of engineers in developing products which satisfy customer needs, and the innovative skills, competence and marketing and managerial skills of its personnel in selling those products. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products. Management is of the opinion that the loss of patent protection would not have a material effect on the Company's competitive position.

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

MATERIAL CUSTOMERS

     The Company's three largest customers, each of which is a significant and valued customer, were Philips, General Electric and Toshiba, which accounted for approximately 16%, 10%, and 9%, respectively, of product, service, engineering and licensing revenue for the fiscal year ended July 31, 2000. Loss of any one of these customers would have a material adverse effect upon the Company's business. The Company does business with Philips through several of the Company's Product Groups and Subsidiaries principally under OEM contracts. In addition, Philips funds research and development of some products to be manufactured by Analogic for Philips. No other individual customer accounted for as much as 6% of the Company's product, service, engineering and licensing revenue during fiscal 2000. The Company's ten largest customers, including Philips, General Electric and Toshiba accounted for approximately 60% of product, service, engineering and licensing revenue during fiscal 2000.

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

     Analogic's medical X-ray imaging systems are highly specialized. The Company considers its selection by its OEM customers for design and manufacture of these products and its other medical products to be much less a function of other competitors in the field than it is of the "make-or-buy" decision of its individual OEM customers. Many OEM customers and potential OEM customers of the Company have the capacity to design and manufacture these products for themselves. In the Company's area of expertise, the continued signing of new contracts indicates continued strength in the Company's relationship with its major customers, although some of these customers continue to commit to shorter-term contracts.

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

     Export revenue, primarily from sales of products and services to companies in Europe and Asia, amounted to approximately $93,911,000 (34%) in fiscal 2000 as compared to approximately $95,504,000 (37%) in fiscal 1999, and approximately $92,292,000 (33%) in fiscal 1998. Management believes that the Company's export revenue is at least as profitable as its domestic revenue. The Company's export revenue is primarily denominated in U.S. dollars.


     Management does not believe the Company's foreign and export revenue is subject to significantly greater risks than its domestic revenue.

ITEM 6.  SELECTED FINANCIAL DATA


                                                              RESTATED
                                                         YEAR ENDED JULY 31
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenue.......................  $297,619    $279,694    $294,472    $256,729    $230,460
Income from operations and interest
  and dividend income...............    22,488      29,991      39,996      32,107      16,981
Net Income..........................    14,066      19,185      23,771      18,769      13,065
Earnings per common and common
  equivalent share:
  Basic.............................  $   1.10    $   1.51    $   1.88    $   1.49    $   1.05
  Diluted...........................      1.09        1.50        1.86        1.48        1.04
Dividends paid per common share.....  $   0.28    $   0.27    $   0.23    $   0.20    $   0.18
Number of shares used in computation
  of per share data:
  Basic.............................    12,817      12,683      12,614      12,554      12,455
  Diluted...........................    12,883      12,791      12,793      12,702      12,562
Cash, Cash equivalents, and
  marketable securities.............  $116,374    $124,202    $121,800    $114,450    $100,549
Working Capital.....................   212,977     205,872     200,718     186,131     168,515
Total Assets........................   333,201     312,699     301,053     280,628     265,162
Long-term debt (including
  capitalized leases)...............     5,639       6,714       7,704       8,614       9,455
Stockholders' Equity................   277,701     265,635     249,817     226,895     211,800



     The selected financial data has been restated for the change in the carrying value of the Company's investment in Shenzhen Anke High-Tech Co., Ltd (SAHCO) formerly known as Analogic Scientific, Inc. for differences between local statutory accounting practice used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP). Please see Footnote 5 to the consolidated financial statements for the changes made to Fiscal Years 1998, 1999 and 2000. For fiscal 1997, the following changes were made:



                                                               YEAR ENDED
                                                              JULY 31, 1997
                                                              -------------
Net income
     As restated............................................     $18,769
     As reported............................................     $20,090

Net income per share
     As restated -- Basic...................................     $  1.49
     As reported -- Basic...................................     $  1.60
     As restated -- Diluted.................................     $  1.48
     As reported -- Diluted.................................     $  1.58

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Fiscal 2000 Compared to Fiscal 1999

     Product, service, engineering, and licensing revenues for fiscal 2000 were $278,543,000 as compared to $260,945,000 for fiscal 1999, an increase of 7%. The increase of $17,598,000 was principally due to an increase in sales of Industrial Technology Products of $11,133,000, as a result of higher demand for the Company's high frequency Automatic Test Equipment (ATE) boards and an increase in sales of $6,492,000 in the Signal Processing Technology Products primarily due to sales of EXACT (Explosive Assessment Computed Tomography) systems. Revenues of Medical Technology Products were level with the prior year. Other operating revenue of $13,038,000 and $12,015,000 represents revenue from the Hotel operation for fiscal 2000 and 1999, respectively. The increase of $1,023,000 in the hotel revenue was due to an increase in occupancy and room rates over the prior year.

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


     Selling expenses were $26,207,000 in the year ended July 31, 2000 versus $25,735,000 in the year ended July 31, 1999. The increase of $472,000 was primarily due to increase in sales personnel and marketing programs, partially offset by reduced staffing in the B-K subsidiary.


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

     A loss of foreign exchange for fiscal 2000 amounted to $159,000, compared to $59,000 loss for fiscal 1999, primarily from the Company's B-K subsidiary.

     The amortization of excess of fair value of net assets over cost acquired from B-K was $113,000 each year for fiscal 2000 and 1999.

     The Company's share of losses of a privately held company amounted to $2,225,000 and $4,780,000 in fiscal 2000 and fiscal 1999, respectively. (See
Note 5 of Notes to Consolidated Financial Statements.)


     During fiscal 2000, the Company's investment in Analogic Scientific was increased by $864,000 (restated) reflecting the Company's share of Analogic Scientific's profit. During fiscal 1999, the Company's investment in Analogic Scientific was decreased by $410,000 (restated) reflecting the Company's share of Analogic Scientific's loss. (See Note 5 of Notes to the Consolidated Financial Statements.)


     In fiscal 2000, the Company received the final distribution of 1,771,802 shares of restricted securities in a publicly traded company from a limited partnership. At July 31, 2000, the Company recognized a loss of approximately $110,000 on the value of these shares. (See Note 5 of Notes to the Consolidated Financial Statements.)

     Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, in fiscal 2000 amounted to $487,000 compared to $758,000 for fiscal 1999. During Fiscal Year 2000 the Founders and employees of Camtronics exercised their rights to sell their shares back to Camtronics. Subsequent to these transactions, the Company's share in Camtronics increased to approximately 81%. (See Note 2 of Notes to Consolidated Financial Statements.)

     The effective tax rate increased from 20% to 31% in fiscal 2000 primarily as a result of net losses of foreign subsidiaries for which there were no tax benefits in fiscal 2000. Also, in fiscal 1999 the effective tax rate reflected the benefit of a reversal of prior year tax provisions.


     Net income for fiscal 2000 was $14,066,000 (restated), as compared to net income of $19,185,000 (restated) for the prior year. Basic per-share earnings were $1.10 compared to $1.51 (restated) for fiscal 1999. Diluted per-share earnings were $1.09 (restated) compared to $1.50 (restated) for fiscal 1999.


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

     The Company's share of losses of a privately held company amount of $4,780,000 and $3,488,000 during fiscal 1999 and 1998, respectively. (See note 5 of Notes to Consolidated Financial Statements.)


     The Company's investment in Analogic Scientific was decreased by $410,000 (restated) and $748,000 (revised) reflecting the Company's share of Analogic Scientific's losses in fiscal 1999 and 1998, respectively. (See Note 5 of Notes to Consolidated Financial Statements.)


     During fiscal 1998, the Company recorded a write down of $400,000, reflecting a partial impairment of its 19% investment in another privately held company. There were no adjustments in fiscal 1999.

     During fiscal 1998, the Company sold 140,560 common shares of a publicly traded company, resulting in a gain of $997,000. (See Note 5 of Notes to Consolidated Statements.)

     Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, for fiscal 1999 amounted to $758,000 compared to $1,098,000 for fiscal 1998. During the fourth quarter of fiscal 1998, the Company purchased from one of the founders of Camtronics his entire equity interest in Camtronics for $1,600,000. After this transaction, the Company's share in Camtronics increased to approximately 77% (See Note 2 of Notes to Consolidated Financial Statements.)

     The effective tax rate for fiscal 1999 was 20% vs. 32% for fiscal 1998. This decrease was due to the increased benefits of tax exempt interest, increased general business credits, the impact of the resolution of prior year tax audit and increased FSC (Foreign Sales Corporation) benefit.


     Net Income for fiscal 1999 was $19,185,000 (restated), as compared to net income of $23,771,000 (restated) for the prior year. Basic per-share earnings were $1.51 (restated) down from $1.88 (restated). Diluted per-share earnings were $1.50 (restated) down from $1.86 (restated).


FINANCIAL POSITION

     The Company's balance sheet at July 31, 2000, reflects a current ratio of
6.0 to 1, compared to 7.0 to 1 at July 31, 1999. Cash, cash equivalents and marketable securities, as well as accounts and notes receivable, constitute approximately 70% of current assets at July 31, 2000. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was .20 to 1 at July 31, 2000 compared to .18 to 1 at July 31, 1999.

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


     In fiscal 2000 funds provided from operations were $14,260,000. The major components of the $14,260,000 were net income of $14,066,000 (restated) and depreciation and amortization of $13,787,000 offset by increases in inventories of $9,903,000 and accounts, notes, and affiliates receivables of $6,924,000.


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

     Total investments in and advances to affiliated companies increased by $2,007,000 (restated). This increase was primarily due to an additional investment of $3,068,000 in a privately held company and $864,000 (restated) in the Company's share of Analogic Scientific's profits, partially offset by $2,225,000 in the Company's share of equity losses from a privately held company.


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

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends certain derivative instruments and certain hedging activities in SFAS No. 133. Because the company does not currently hold any derivative instruments and does not currently engage in hedging activities, we expect the adoption of SFAS No. 133 and SFAS No 138 will not have a material impact on our financial position or operating results.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB No. 101B ("SAB 101"), which is effective no later than the quarter ending July 31, 2001. SAB 101 clarifies the Securities and Exchange Commission's views regarding the recognition of revenue. The Company will adopt SAB 101 in the fourth quarter of 2001. The Company is currently evaluating the impact SAB 101 will have on the Company's financial position and results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board (APB) Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its results of operations or financial position.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                       PAGE
                                                                      NUMBER
                                                                      ------
(a) 1.  Financial Statements
        Report of Independent Accountants...........................     13
        Consolidated Balance Sheets at July 31, 2000 and 1999.......     14
        Consolidated Statements of Income for the years ended July
        31, 2000, 1999 and 1998.....................................     15
        Consolidated Statements of Stockholders' Equity for the
        years ended July 31, 2000, 1999 and 1998....................     16
        Consolidated Statements of Cash Flows for the years ended
        July 31, 2000, 1999 and 1998................................     16
        Notes to Consolidated Financial Statements..................  18-33
    2.  Financial Statement Schedule II. -- Valuation and Qualifying
        Accounts....................................................     34
        Other schedules have been omitted because they are not
        required, not applicable, or the required information is
        furnished in the consolidated statements or notes thereto
    3.  Exhibits -- See Index to Exhibits...........................  35-38
   (b)  Report on Form 8-K



     No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANALOGIC CORPORATION

Date: June 4, 2001                        By /s/ JOHN J. MILLERICK
                                            ------------------------------------
                                            John J. Millerick
                                            Senior Vice President,
                                            Chief Financial Officer and
                                             Treasurer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Analogic Corporation:


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 12, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



     As discussed in Note 5, the Company has revised its financial statements with respect to its accounting for its investment in and advances to affiliated companies.


                                          /s/ PRICEWATERHOUSECOOPERS LLP


PricewaterhouseCoopers LLP
Boston, Massachusetts
September 21, 2000, except as to Section A of Note 5 as to which the date is March 15, 2001.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                    JULY 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
                                                                   (RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 29,132    $ 30,017
  Marketable securities, at market (Note 3).................    87,242      94,185
  Accounts and notes receivable net of allowance for
    doubtful accounts ($1,010 in 2000 and $1,123 in 1999)...    60,374      51,455
  Accounts receivable affiliates, net (Note 5)..............     3,063       4,945
  Inventories (Note 4)......................................    62,326      52,423
  Deferred income taxes (Note 10)...........................     8,511       4,317
  Other current assets......................................     5,239       3,128
                                                              --------    --------
    Total current assets....................................   255,887     240,470
  Property, plant and equipment, net (Note 4)...............    63,524      63,514
  Investments in and advances to affiliated companies (Note
    5)......................................................     4,855       3,258
  Capitalized software, net.................................     5,368       4,174
  Other assets..............................................     3,567       1,283
                                                              --------    --------
    Total Assets............................................  $333,201    $312,699
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage and other notes payable (Note 6).................  $    363    $    356
  Obligations under capital leases (Note 7).................       714         633
  Accounts payable, trade...................................    20,015      14,526
  Accrued expenses (Note 4).................................    20,038      19,015
  Accrued income taxes (Note 10)............................     1,780          68
                                                              --------    --------
    Total current liabilities...............................    42,910      34,598
Long term debt:
  Mortgage and other notes payable (Note 6).................     5,265       5,626
  Obligations under capital leases (Note 7).................       374       1,088
                                                              --------    --------
                                                                 5,639       6,714
Deferred income taxes (Note 10).............................     2,519         949
Excess of acquired net assets over cost, net................       104         217
Minority interest in subsidiary.............................     4,268       4,586
Commitments (Note 7)
Stockholders' equity:
  Common stock, $.05 par; authorized 30,000,000 shares;
    issued 13,980,502 shares in 2000; 13,884,127 shares in
    1999....................................................       699         694
  Capital in excess of par value............................    27,703      24,718
  Retained earnings.........................................   266,127     255,651
  Accumulated other comprehensive income....................    (2,118)     (1,023)
  Treasury stock, at cost (1,102,135 shares in 2000,
    1,169,070 shares in 1999)...............................   (11,869)    (13,100)
  Unearned compensation.....................................    (2,781)     (1,305)
                                                              --------    --------
    Total stockholders equity...............................   277,761     265,635
                                                              --------    --------
    Total Liabilities and Stockholders' Equity..............  $333,201    $312,699
                                                              ========    ========


   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                YEARS ENDED JULY 31, (RESTATED)
                                                             --------------------------------------
                                                                2000          1999          1998
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Product and service, net.................................   $255,250      $242,853      $260,517
  Engineering and licensing................................     23,293        18,092        16,045
  Other operating revenue..................................     13,038        12,015        12,036
  Interest and dividend income.............................      6,038         6,734         5,874
                                                              --------      --------      --------
  Total revenues...........................................    297,619       279,694       294,472
                                                              --------      --------      --------
Cost of sales and expenses:
  Cost of sales:
     Product and service...................................    159,175       144,120       151,536
     Engineering and licensing.............................     17,413        12,612        14,355
     Other operating expenses..............................      6,203         6,098         6,091
  General and administrative...............................     27,526        21,230        20,326
  Selling..................................................     26,207        25,735        25,814
  Research and product development.........................     38,260        39,598        36,177
  Interest expense (Note 6)................................        301           364           508
  Loss on foreign exchange.................................        159            59             4
  Amortization of excess of acquired net assets over
     cost..................................................       (113)         (113)         (335)
                                                              --------      --------      --------
  Total cost of sales and expenses.........................    275,131       249,703       254,476
                                                              --------      --------      --------
Income from operations and interest and dividend income         22,488        29,991        39,996
Gain on sale of marketable securities......................                                    997
Equity in loss of unconsolidated affiliates................     (1,286)       (5,067)       (3,789)
Loss on investment.........................................       (110)                       (400)
                                                              --------      --------      --------
Income before income taxes and minority interest...........     21,092        24,924        36,804
Provision for income taxes (Note 10).......................      6,539         4,981        11,935
Minority interest in net income of consolidated
  Subsidiary...............................................        487           758         1,098
                                                              --------      --------      --------
Net Income.................................................   $ 14,066      $ 19,185      $ 23,771
                                                              ========      ========      ========
Earnings per share (Note 14):
  Basic....................................................   $   1.10      $   1.51      $   1.88
  Diluted..................................................   $   1.09      $   1.50      $   1.86


   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998


                                                       COMMON STOCK       CAPITAL IN      TREASURY STOCK
                                                    -------------------   EXCESS OF    ---------------------
                                                      SHARES     AMOUNT   PAR VALUE      SHARES      AMOUNT
                                                    ----------   ------   ----------   ----------   --------
                                                                (000 OMITTED, EXCEPT SHARE DATA)
Balance, July 31, 1997............................  13,835,364    $692     $22,916     (1,234,653)  $(14,121)
Shares issued for employee stock options, grants,
  and stock purchase plan, net of cancellations
  and income tax benefit..........................      16,763       1         442         29,306        606
Amortization of unearned compensation.............
Dividends paid ($0.23 per share)..................
Other.............................................                             209
Comprehensive Income:
  Net income for the year.........................
    Translation adjustments.......................
    Unrealized holding gains and losses...........
    Comprehensive Income..........................
                                                    ----------    ----     -------     ----------   --------
Balance, July 31, 1998............................  13,852,127    $693     $23,567     (1,205,347)  $(13,515)
                                                    ==========    ====     =======     ==========   ========
Shares issued for employee stock options, grants,
  and stock purchase plan, net of cancellations
  and income tax benefit..........................      32,000       1       1,043         52,277        964
Purchases of treasury stock.......................                                        (16,000)      (549)
Amortization of unearned compensation.............
Dividends paid ($0.27 per share)..................
Other.............................................                             108
Comprehensive Income:
  Net income for the year.........................
    Translation adjustments.......................
    Unrealized holding gains and losses...........
    Comprehensive Income..........................
                                                    ----------    ----     -------     ----------   --------
Balance, July 31, 1999............................  13,884,127    $694     $24,718     (1,169,070)  $(13,100)
                                                    ==========    ====     =======     ==========   ========
Shares issued for employee stock options, grants,
  and stock purchase plan, net of cancellations
  and income tax benefit..........................      96,375       5       2,915         66,935      1,231
Amortization of unearned compensation.............
Dividends paid ($0.28 per share)..................
Other.............................................                              70
Comprehensive Income:
  Net income for the year.........................
    Translation adjustments.......................
    Net of tax of $1,265
    Unrealized holding gains and losses...........
    Net of tax of $122
    Comprehensive Income:.........................
                                                    ==========    ====     =======     ==========   ========
Balance, July 31, 2000............................  13,980,502    $699     $27,703     (1,102,135)  $(11,869)
                                                    ==========    ====     =======     ==========   ========

                                                                               ACCUMULATED      RESTATED
                                                                   RESTATED       OTHER           TOTAL
                                                      UNEARNED     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                    COMPENSATION   EARNINGS      INCOME          EQUITY
                                                    ------------   --------   -------------   -------------
                                                               (000 OMITTED, EXCEPT SHARE DATA)
Balance, July 31, 1997............................    $(1,710)     $219,022      $    96        $226,895
Shares issued for employee stock options, grants,
  and stock purchase plan, net of cancellations
  and income tax benefit..........................         70                                      1,119
Amortization of unearned compensation.............        538                                        538
Dividends paid ($0.23 per share)..................                   (2,902)                      (2,902)
Other.............................................                                                   209
Comprehensive Income:
  Net income for the year.........................                   23,771                       23,771
    Translation adjustments.......................                                   244             244
    Unrealized holding gains and losses...........                                   (57)            (57)
                                                                                                --------
    Comprehensive Income..........................                                                23,958
                                                      -------      --------      -------        --------
Balance, July 31, 1998............................    $(1,102)     $239,891      $   283        $249,817
                                                      =======      ========      =======        ========
Shares issued for employee stock options, grants,
  and stock purchase plan, net of cancellations
  and income tax benefit..........................       (730)                                     1,278
Purchases of treasury stock.......................                                                  (549)
Amortization of unearned compensation.............        527                                        527
Dividends paid ($0.27 per share)..................                   (3,425)                      (3,425)
Other.............................................                                                   108
Comprehensive Income:
  Net income for the year.........................                   19,185                       19,185
    Translation adjustments.......................                                  (250)           (250)
    Unrealized holding gains and losses...........                                (1,056)         (1,056)
                                                                                                --------
    Comprehensive Income..........................                                                17,879
                                                      -------      --------      -------        --------
Balance, July 31, 1999............................    $(1,305)     $255,651      $(1,023)       $265,635
                                                      =======      ========      =======        ========
Shares issued for employee stock options, grants,
  and stock purchase plan, net of cancellations
  and income tax benefit..........................     (2,120)                                     2,031
Amortization of unearned compensation.............        644                                        644
Dividends paid ($0.28 per share)..................                   (3,590)                      (3,590)
Other.............................................                                                    70
Comprehensive Income:
  Net income for the year.........................                   14,066                       14,066
    Translation adjustments.......................                                  (309)           (309)
    Net of tax of $1,265
    Unrealized holding gains and losses...........                                  (786)           (786)
    Net of tax of $122
                                                                                                --------
    Comprehensive Income:.........................                                                12,971
                                                      =======      ========      =======        ========
Balance, July 31, 2000............................    $(2,781)     $266,127      $(2,118)       $277,761
                                                      =======      ========      =======        ========


   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             YEARS ENDED JULY 31, (RESTATED)
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income.................................................  $ 14,066    $ 19,185    $ 23,771
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Deferred income taxes....................................    (2,624)     (2,645)        409
  Depreciation and amortization............................    13,787      13,525      10,315
  Minority interest in net income of consolidated
     subsidiaries..........................................       487         758       1,098
  Allowance for doubtful accounts..........................      (113)        367       1,273
  Gain on sale of marketable securities....................                              (997)
  Gain on sale of equipment................................      (106)        (59)        (25)
  Excess of equity in loss of unconsolidated affiliates....     1,287       5,067       3,789
  Impairment on investment.................................       110                     400
  Compensation from stock grants...........................       644         526         538
  Net changes in operating assets and liabilities (Note
     13)...................................................   (13,278)        294     (12,978)
                                                             --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................    14,260      37,018      27,593
                                                             --------    --------    --------
INVESTING ACTIVITIES:
Investments in an advances to affiliated companies.........    (3,068)     (3,980)     (3,340)
Additions to property, plant and equipment.................   (12,998)    (20,655)    (14,598)
Capitalized software.......................................    (2,972)     (2,462)     (1,658)
Proceeds from sale of property, plant and equipment........       973         116          49
Purchases of marketable securities.........................    (8,805)    (11,205)    (29,770)
Maturities of marketable securities........................    14,840      10,120      25,053
Proceeds from sale of marketable securities................                               997
                                                             --------    --------    --------
NET CASH USED BY INVESTING ACTIVITIES......................   (12,030)    (28,066)    (23,267)
                                                             --------    --------    --------
FINANCING ACTIVITIES:
Proceeds from (payment of) overdraft facility..............                (2,600)      2,600
Payments on debt and capital lease obligations.............      (987)       (911)       (841)
Purchase of common stock for treasury......................                  (549)
Issuance of common stock pursuant to stock options and
  employee stock purchase plan.............................     1,771       1,156         863
Dividends paid to shareholders.............................    (3,590)     (3,425)     (2,902)
Purchase of minority interest..............................                            (1,600)
                                                             --------    --------    --------
NET CASH USED BY FINANCING ACTIVITIES......................    (2,806)     (6,329)     (1,880)
                                                             --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................      (309)       (250)        244
                                                             --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......      (885)      2,373       2,690
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............    30,017      27,644      24,954
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $ 29,132    $ 30,017    $ 27,644
                                                             ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Business operations:

     The Company's operations consist of the design, manufacture and sale of high technology, high performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The Company is subject to risks common to companies in the medical instrumentation technology industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, loss of any significant OEM customer, protection of proprietary technology, and compliance with regulations of domestic and foreign regulatory authorities and agencies.

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

  (c) Property, plant and equipment:

     Fixed assets are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the shorter of the remainder of the lease's term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

     The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings.............................................        35 years
Property under capital lease..........................  14 to 23 years
Manufacturing equipment...............................    4 to 7 years
Furniture, fixtures and computer equipment............    4 to 8 years
Leasehold and capital lease improvements..............   1 to 15 years
Motor vehicles........................................         3 years

  (d) Revenue recognition:

     Revenue from product sales is recognized at shipment provided that no significant obligations remain outstanding and the resulting receivable is deemed collectible by management. Service revenues are recognized at the time the services are rendered and the Company has no significant further obligations to the

                     ANALOGIC CORPORATION AND SUBSIDIARIES
customer. For certain transactions, at the request of the customer, revenue is recognized on a bill and hold basis after completion of manufacture. All bill and hold transactions meet specified revenue recognition criteria which include normal billing, credit and payment terms, firm commitment and transfer to the customers of all risks and rewards of ownership. Total revenue related to bill and hold transactions were approximately $1,806,000, $2,049,000 and $668,000 for the years ended July 31, 2000,1999, and 1998 respectively.

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

  (l) Marketable securities:

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

  (m) Accounting Standards

     In June 1998, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." The standard established accounting and reporting standards requiring the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends certain derivative instruments and certain hedging activities in SFAS No. 133. Because the company does not currently hold any derivative instruments and does not currently engage in hedging activities, we expect the adoption of SFAS No. 133 and SFAS No. 138 will not have a material impact on our financial position or operating results.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB No. 101B ("SAB101"), which is effective no later than the quarter ending July 31, 2001. SAB 101 clarifies the Securities and Exchange Commission's views regarding the recognition of revenue. The Company will adopt SAB 101 in the fourth quarter of 2001. The Company is currently evaluating the impact SAB 101 will have on the Company's financial position and results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board (APB) Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its result of operations or financial position.

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

  (o) Comprehensive income


     Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income" establishes new rules for reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of shareholders' equity. Other comprehensive income consists of unrealized gains and losses on investments and foreign currency translation adjustments.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

  (p) Stock-based compensation:

     Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-based Compensation" encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company has not adopted the fair value method of accounting for employee stock-based compensation, but instead complies with the pro forma disclosure requirements.

  (q) Fair value of financial instruments:

     The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The Company believes similar terms for mortgage and other notes payable would be attainable. The fair values of marketable securities are estimated based on quoted market price for these securities.

  (r) Impairment of Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets, primarily fixed assets, in accordance with Statement of Financial Accounting Standards No. 121, (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. No impairments were required to be recognized during the years ended July 31, 2000, 1999 and 1998.

  (s) Basis of presentation:

     Certain financial statement items have been reclassified to conform to the current year's format.

2. BUSINESS COMBINATIONS:

     The Company's subsidiary, Camtronics, entered into an agreement with the three founding stockholders ("Founders") two of whom remain active employees of Camtronics. The agreement requires Camtronics to purchase up to 5% of the shares of Camtronics common stock originally issued to the Founders at their option during each fiscal year beginning in 1992 pursuant to a predetermined formula. If a Founder does not exercise his right to cause Camtronics to purchase his outstanding shares, such rights shall not lapse, but shall be cumulative and may be exercised hereafter. At July 31, 2000 the Founders' remaining shares when valued at the predetermined formula price have a total value of $2.8 million. The Company's ownership of Camtronics increased from approximately 65% in fiscal 1992 to approximately 81% in fiscal 2000, as a result of one of the Founders selling his entire equity interest in Camtronics to the Company for $1,600,000, and the other Founders exercising their rights to sell 5% of their shares during this period. The carrying value of the Company's total investment in Camtronics exceeded its portion of underlying equity in net assets by approximately $1,453,000 which has been fully amortized.

     As of January 1, 1993, the Company acquired an interest of approximately 57% in a newly formed company, B-K Medical Systems A/S ("B-K"), for $3,607,000 in cash and a subordinated interest free short-term loan of $3,500,000, which was converted into equity on July 31, 1993. The Company's ownership interest was adjusted upward to 59% in fiscal 1994 in accordance with the shareholders' agreement. B-K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The acquisition was accounted for as a purchase and B-K's operations have been included in the Company's consolidated financial statements since January 1, 1993. The Company's equity in net assets of B-K exceeded the purchase price by approximately $2,662,000, and was fully amortized by July 31, 1998. As of July 1, 1996, the Company acquired the remaining 41% interest in B-K

                     ANALOGIC CORPORATION AND SUBSIDIARIES
for $3,416,000 in cash. The Company's equity in net assets of B-K exceeded the purchase price for this portion of the investment by approximately $565,000. This excess is being amortized over a five-year period beginning July 1, 1996. Accumulated amortization amounted to $462,000 and $349,000 as of July 31, 2000 and 1999, respectively.

     On June 28, 1999, the Company acquired the fixed assets of Noranda Advanced Materials' medical detectors and pure metal businesses for approximately $5.5 million. The company was renamed ANRAD and is located in St. Laurent, Quebec. ANRAD's objective is to develop and manufacture selenium-based flat panel x-ray detectors for the medical and industrial markets. The acquisition was accounted for as a purchase and ANRAD operations have been included in the Company's consolidated financial statements since June 28, 1999. During the fourth quarter of fiscal 2000, ANRAD sold the assets of its pure metal business at cost for approximately $700,000 in cash to former employees. No gain or loss was recognized by the Company in connection with the sale.

3. MARKETABLE SECURITIES:

     Marketable securities are categorized as available-for-sale securities and summarized as follows:

                                                                        GROSS UNREALIZED
                                                                      --------------------
JULY 31, 2000                                COST       FAIR VALUE      GAIN       LOSS
-------------                             -----------   -----------   --------   ---------
Debt securities issued by various state
  and local municipalities and
  agencies..............................  $87,550,000   $87,242,000   $384,000   $(692,000)

JULY 31, 1999
----------------------------------------
Debt securities issued by various state
  and local municipalities and
  agencies..............................  $93,585,000   $94,185,000   $901,000   $(301,000)

     Contractual maturities range from one to seven years, with the majority five years or less.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

4. BALANCE SHEET INFORMATION

     Additional information for certain balance sheet accounts is as follows for the years ended:

                                                                    JULY 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Inventories:
  Raw materials.............................................  $  31,728   $  20,918
  Work-in-process...........................................     20,724      20,621
  Finished goods............................................      9,874      10,884
                                                              ---------   ---------
                                                              $  62,326   $  52,423
                                                              =========   =========
Property, plant and equipment:
  Land and land improvements................................  $   4,253   $   4,252
  Buildings.................................................     37,531      37,209
  Property under capital lease..............................      4,865       6,251
  Leasehold and capital lease improvements..................      3,464       5,201
  Manufacturing equipment...................................     90,621      84,770
  Furniture, fixtures and computer equipment................     32,118      30,770
  Motor vehicles............................................        834       1,136
                                                              ---------   ---------
                                                                173,686     169,589
  Less accumulated depreciation and amortization............   (110,162)   (106,075)
                                                              ---------   ---------
                                                              $  63,524   $  63,514
                                                              =========   =========
Accrued expenses:
  Accrued employee compensation and benefits................  $  10,562   $  10,349
  Accrued warranty..........................................      3,636       3,840
  Accrued expenses..........................................      5,840       4,826
                                                              ---------   ---------
                                                              $  20,038   $  19,015
                                                              =========   =========

5. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES:


  A)  Investment in Shenzhen Anke High-Tech Co., Ltd:



     The Company owned 50% of Analogic Scientific, Inc. (ASI), a joint venture corporation with Kejian Corporation of The People's Republic of China. The Company's original investment of $1,500,000 has been accounted for using the equity method of accounting. During October, 2000, Analogic Scientific, Inc. entered into separate agreements with four investors which resulted in these investors buying an 11.8% equity interest in ASI. As a result, the Company's ownership in ASI was reduced to 44.6%. On January 18, 2001, the company name was changed from "Analogic Scientific, Inc." to "Shenzen Anke High-Tech Co., Ltd" (SAHCO).



     During the quarter ended October 31, 2000, the Company became aware of certain differences between local statutory accounting practice used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP) primarily with respect to the valuation of accounts receivable and inventory and revenue recognition. The effect of this change has been to restate all periods and beginning retained earnings.



     Accordingly, the Company evaluated the potential differences in accounting basis and concluded that adjustments were necessary for prior periods resulting in a reduction in the Company's investment of SAHCO of $2,375,000 at July 31, 2000 (or $1,838,000 net of tax effect) which reduced the carrying value of the

                     ANALOGIC CORPORATION AND SUBSIDIARIES

Company's investment at July 31, 2000 from $6,125,000 to $3,750,000. This restatement resulted in the following changes to the investment in and advances to affiliated companies account and to the consolidated statements of income and stockholders' equity:



                                                               YEAR ENDED JULY 31,
                                                    ------------------------------------------
                                                       2000            1999            1998
                                                       ----            ----            ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Equity on loss of unconsolidated affiliates
     As restated..................................   $(1,286)        $(5,067)        $(3,789)
     As reported..................................   $(1,225)        $(4,657)        $(3,616)
Provision for income taxes
     As restated..................................   $ 6,539         $ 4,981         $11,935
     As reported..................................   $ 6,558         $ 5,063         $11,991
Net income
     As restated..................................   $14,066         $19,185         $23,771
     As reported..................................   $14,108         $19,513         $23,888

Net income per share
     As restated -- Basic.........................   $  1.10         $  1.51         $  1.88
     As reported -- Basic.........................   $  1.10         $  1.54         $  1.89
     As restated -- Diluted.......................   $  1.09         $  1.50         $  1.86
     As reported -- Diluted.......................   $  1.10         $  1.53         $  1.87



                                                            JULY 31,
                                          --------------------------------------------
                                            2000        1999        1998        1997
                                            ----        ----        ----        ----
                                                         (IN THOUSANDS)
Retained earnings
     As restated........................  $266,127    $255,651    $239,891    $219,022
     As reported........................  $267,935    $257,417    $241,329    $220,343
Investments in and advances to
  affiliated companies
     As restated........................  $  4,855    $  3,258    $  4,468    $  5,364
     As reported........................  $  7,230    $  5,572    $  6,372    $  7,095



     The Company's share of Scientific's profit amounted to $864,000 in fiscal year 2000, after restatement. The Company's share of Scientific's loss amounted to $410,000 and $748,000 in fiscal year 1999 and 1998, after restatement respectively. The carrying value of this investment was $3,750,000 at July 31, 2000 and $2,886,000 at July 31, 1999. Transactions with Scientific for fiscal years 2000, 1999 and 1998 consisted of revenues of approximately $5,575,000, $2,610,000 and $1,116,000, respectively. At July 31, 2000 and 1999, net accounts receivable from this affiliate were $3,063,000, and $1,884,000, respectively.



  B)  Other Investments:


     During fiscal 2000, the Company made an additional investment of $3,068,000 ($3,950,000 in fiscal 1999) in a privately held company, which funded research and development for the design and manufacture of medical imaging equipment. Since fiscal 1996, the Company has made a cumulative investment of $13,698,000 in return for a 50% equity position in the privately held company. During fiscal 2000 and 1999,

                     ANALOGIC CORPORATION AND SUBSIDIARIES
transactions with this privately held company consisted of revenues of $3,559,000 and $10,177,000, respectively.

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

     In fiscal 2000, the Company received a final distribution of 1,771,802 shares of restricted securities in a publicly traded company from the limited partnership. The restriction on 620,865 shares will be withdrawn on January 1, 2001 and on the balance of 1,150,937 shares on March 29, 2001. At July 31, 2000 the Company recognized a loss of approximately $110,000 on the value of these shares. During fiscal 1998, the Company received a distribution of stock from this limited partnership, which was sold for a gain of $997,000. The Company's investment in a limited partnership is accounted for using the cost method, as the Company is a limited partner, and accordingly, has no influence over the partnership. The carrying value of this investment at July 31, 2000 is $664,000.

6. MORTGAGE AND OTHER NOTES PAYABLE:

     Mortgage and other notes payable consists of the following:

                                                                     JULY 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
3% mortgage note payable, due 2017, payable quarterly,
  collateralized by land, office and manufacturing
  facilities................................................  $4,728,000   $4,932,000
Business Development Revenue Bonds, interest of
  approximately 5% payable quarterly, annual principal
  payments of $150,000 through September 1, 2005,
  collateralized by land, office and manufacturing
  facilities................................................     900,000    1,050,000
                                                              ----------   ----------
                                                               5,628,000    5,982,000
Less current portion........................................     363,000      356,000
                                                              ----------   ----------
                                                              $5,265,000   $5,626,000
                                                              ==========   ==========

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

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     Property under capital leases is included in property, plant and equipment, as follows:

                                                                     JULY 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Land and Buildings..........................................  $4,865,000   $6,251,000
Less accumulated amortization...............................   4,485,000    5,636,000
                                                              ----------   ----------
Net capital lease assets....................................  $  380,000   $  615,000
                                                              ==========   ==========

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

     The following is a schedule by year of future minimum lease payments at July 31, 2000:

                                                               CAPITAL     OPERATING
FISCAL YEAR                                                     LEASES       LEASES
-----------                                                   ----------   ----------
2001........................................................  $  812,000   $1,397,000
2002........................................................     213,000      848,000
2003........................................................     213,000      493,000
2004........................................................                  421,000
2005........................................................                  616,000
                                                              ----------   ----------
                                                              $1,238,000   $3,775,000
                                                                           ==========
Less amount representing interest,
  At 9.5% - 17.6%...........................................     150,000
                                                              ----------
Present value of minimum lease payments (includes current
  portion of $714,000)......................................  $1,088,000
                                                              ----------

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

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     Under the Company's key employee stock bonus plan, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plan may not dispose or otherwise transfer stock granted for three years from date of grant. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Shares granted under the Company's key employee stock bonus plan were 87,000 at a weighted average fair market value of $2,426,000 in fiscal 2000; 22,000 shares at a weighted average fair market value of $736,000 in fiscal 1999; and 3000 shares at a weighted average fair market value of $109,000 in fiscal 1998. Amortization of unearned compensation of $644,000, $527,000, and $538,000 was recorded in fiscal 2000, 1999, and 1998, respectively.

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

     At July 31, 2000, 1,018,384 shares were reserved for grant under the above stock option, bonus and purchase plans.

     The following table sets forth the stock option transactions for the years ended July 31, 2000, 1999, and 1998:

                                                   2000                  1999                  1998
                                            -------------------   -------------------   -------------------
                                            WEIGHTED              WEIGHTED              WEIGHTED
                                             AVERAGE    NUMBER     AVERAGE    NUMBER     AVERAGE    NUMBER
                                            PRICE PER     OF      PRICE PER     OF      PRICE PER     OF
                                              SHARE     SHARES      SHARE     SHARES      SHARE     SHARES
                                            ---------   -------   ---------   -------   ---------   -------
Options outstanding, beginning of year....   $29.80     511,389    $27.25     477,752    $22.41     460,814
Options granted...........................    35.53     149,850     35.17     121,400     39.18     125,225
Options exercised.........................    18.32     (73,370)    15.96     (49,888)    14.39     (47,062)
Options cancelled.........................    32.92     (86,326)    33.06     (37,875)    25.08     (61,225)
                                                        -------               -------               -------
Options outstanding end of year...........    32.60     501,543     29.80     511,389     27.25     477,752
                                                        =======               =======               =======
Options exercisable, end of year..........    23.60      84,374     19.87     111,656     17.06      91,739
                                                        =======               =======               =======

     The following table summarizes information about stock options outstanding at July 31, 2000:

                                  OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                      -------------------------------------------   ----------------------------
                                      WEIGHTED-AVG
                         NUMBER        REMAINING     WEIGHTED-AVG      NUMBER       WEIGHTED-AVG
RANGE OF               OUTSTANDING    CONTRACTUAL      EXERCISE      EXERCISABLE      EXERCISE
EXERCISE PRICES       AS OF 7/31/00   LIFE (YEARS)      PRICE       AS OF 7/31/00      PRICE
--------------------  -------------   ------------   ------------   -------------   ------------
$14.88 - $27.75          139,693          3.60          $23.97         78,249          $22.97
 27.76 -  36.00          170,975          6.88           33.14          6,125           31.61
 36.01 -  37.75          149,625          6.53           37.19              0               0
 37.76 -  44.00           41,250          6.11           42.99              0               0
----------------         -------          ----          ------         ------          ------
$14.88 - $44.00          501,543          5.80          $32.60         84,374          $23.60
----------------      -----------     --------       ---------      ----------      ---------
----------------      -----------     --------       ---------      ----------      ---------

     The fair value method of the Company's stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting

                     ANALOGIC CORPORATION AND SUBSIDIARIES
restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options. The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                                              2000    1999    1998
                                                              ----    ----    ----
Expected life (in years)....................................     8       7       8
Volatility..................................................    41%     38%     38%
Risk-free interest rate.....................................  6.45%   4.89%   5.78%
Dividend yield..............................................    .6%     .8%     .6%

     The weighted-average estimated fair value of stock options granted during fiscal 2000, 1999 and 1998, was $19.11, $19.13 and $19.71 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:


                                                         YEARS ENDED JULY 31, (RESTATED)
                                                    ------------------------------------------
                                                       2000            1999            1998
                                                    ----------      ----------      ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income
  As reported.....................................   $14,066         $19,185         $23,771
  Pro forma.......................................    13,567          18,659          23,404
Net income per share
  As reported -- Basic............................      1.10            1.51            1.88
  Pro forma -- Basic..............................      1.06            1.47            1.86
  As reported -- Diluted..........................      1.09            1.50            1.87
  Pro forma -- Diluted............................      1.05            1.46            1.83


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

                     ANALOGIC CORPORATION AND SUBSIDIARIES

10. INCOME TAXES:

     The components of the provision for income taxes are as follows:


                                                            JULY 31, (RESTATED)
                                                  ---------------------------------------
                                                     2000          1999          1998
                                                  -----------   -----------   -----------
Current income taxes:
  Federal.......................................  $ 5,737,000   $ 6,743,000   $ 8,606,000
  State and foreign.............................    2,038,000       883,000     2,920,000
                                                  -----------   -----------   -----------
                                                    7,775,000     7,626,000    11,526,000
                                                  -----------   -----------   -----------
Deferred income taxes (benefit):
  Federal.......................................   (1,273,000)   (2,192,000)       11,000
  State and foreign.............................       37,000      (453,000)      398,000
                                                  -----------   -----------   -----------
                                                   (1,236,000)   (2,645,000)      409,000
                                                  -----------   -----------   -----------
                                                  $ 6,539,000   $ 4,981,000   $11,935,000
                                                  ===========   ===========   ===========


     The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:


                                                            JULY 31, (RESTATED)
                                                   -------------------------------------
                                                      2000          1999         1998
                                                   -----------   -----------   ---------
Unrealized equity gain/loss......................  $   (64,000)  $(2,012,000)  $ 980,000
Capitalized software.............................      507,000        75,000    (411,000)
Depreciation.....................................      (51,000)      197,000     436,000
Bad debt.........................................   (1,175,000)       16,000     (25,000)
Inventory valuation..............................     (376,000)     (876,000)   (219,000)
Benefit plans....................................     (151,000)     (202,000)     49,000
Net capital and operating loss carryforwards.....     (140,000)      145,000      85,000
Other items, net.................................      214,000        12,000    (486,000)
                                                   -----------   -----------   ---------
                                                   $(1,236,000)  $(2,645,000)  $ 409,000
                                                   ===========   ===========   =========


     Income (loss) before income taxes from domestic and foreign operations is as follows:


                                                            JULY 31, (RESTATED)
                                                  ---------------------------------------
                                                     2000          1999          1998
                                                  -----------   -----------   -----------
Domestic........................................  $18,287,000   $25,987,000   $32,660,000
Foreign.........................................    2,805,000    (1,063,000)    4,144,000
                                                  -----------   -----------   -----------
                                                  $21,092,000   $24,924,000   $36,804,000
                                                  ===========   ===========   ===========

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     The components of the deferred tax assets and liabilities are as follows:


                                                                       RESTATED
                                                              ---------------------------
                                                              DEFERRED TAX   DEFERRED TAX
JULY 31, 2000                                                    ASSETS      LIABILITIES
-------------                                                 ------------   ------------
Depreciation................................................  $        --     $4,057,000
Bad debt....................................................    1,364,000
Capitalized interest and other costs........................      455,000        419,000
Inventory...................................................    1,872,000
Warranty....................................................    1,010,000
Benefit plans...............................................    1,650,000
Lease transactions..........................................      287,000
Unrealized equity gain/loss.................................    5,075,000      2,788,000
Capitalized software........................................                   1,554,000
Net capital loss carry forwards.............................      780,000
Comprehensive Income........................................    1,387,000
Miscellaneous...............................................      930,000
                                                              -----------     ----------
                                                              $14,810,000     $8,818,000
                                                              ===========     ==========



                                                                       RESTATED
                                                              ---------------------------
                                                              DEFERRED TAX   DEFERRED TAX
JULY 31, 1999                                                    ASSETS      LIABILITIES
-------------                                                 ------------   ------------
Depreciation................................................  $        --     $4,109,000
Bad debt....................................................      190,000
Capitalized interest and other costs........................      558,000        430,000
Inventory...................................................    1,496,000
Warranty....................................................    1,027,000
Benefit plans...............................................    1,499,000
Lease transactions..........................................      444,000
Unrealized equity gain/loss.................................    4,368,000      2,144,000
Capitalized software........................................                   1,048,000
Net capital loss carry forwards.............................      640,000
Miscellaneous...............................................      877,000
                                                              -----------     ----------
                                                              $11,099,000     $7,731,000
                                                              ===========     ==========

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

                                                                YEAR ENDED JULY 31,
                                                                --------------------
                                                                2000    1999    1998
                                                                ----    ----    ----
U.S. federal statutory tax rate.............................     35%     35%     35%
Foreign sales corporation tax benefit.......................     (3)     (3)     (2)
State income taxes, net of federal tax benefit..............      2       1       2
Tax exempt interest.........................................     (7)     (6)     (4)
Prior year tax provision....................................             (2)
General business credit.....................................     (1)     (2)     (1)
Net losses of subsidiaries not taxed........................      3
Other items, net............................................      2      (3)      2
                                                                 --      --      --
Effective tax rate..........................................     31%     20%     32%
                                                                 ==      ==      ==

     Two of the Company's subsidiaries have elected to be taxed as Foreign Sales Corporation (FSC).

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of unaudited quarterly results of operations for the years ended July 31, 2000 and 1999.


                                                          AS         RESTATED     AS REPORTED    RESTATED     AS REPORTED
                                        RESTATED       REPORTED        BASIC         BASIC        DILUTED       DILUTED
                          TOTAL            NET            NET        EARNINGS      EARNINGS      EARNINGS      EARNINGS
                         REVENUES        INCOME         INCOME       PER SHARE     PER SHARE     PER SHARE     PER SHARE
                       ------------    -----------    -----------    ---------    -----------    ---------    -----------
2000 QUARTERS
First................  $ 65,438,000    $ 2,518,000    $ 2,518,000      $ .20         $ .20         $ .20         $ .20
Second...............    66,473,000      1,188,000      1,188,000        .09           .09           .09           .09
Third................    76,540,000      4,997,000      4,997,000        .39           .39           .39           .39
Fourth...............    89,168,000      5,363,000      5,405,000        .42           .42           .41           .42
                       ------------    -----------    -----------      -----         -----         -----         -----
  Total..............  $297,619,000    $14,066,000    $14,108,000      $1.10         $1.10         $1.09         $1.10
                       ============    ===========    ===========      =====         =====         =====         =====
1999 QUARTERS
First................  $ 67,166,000    $ 4,675,000    $ 4,757,000      $ .37           .38         $ .37           .37
Second...............    72,689,000      5,483,000      5,565,000        .43           .44           .43           .44
Third................    70,862,000      5,248,000      5,330,000        .41           .42           .41           .42
Fourth...............    68,977,000      3,779,000      3,861,000        .30           .30           .29           .30
                       ------------    -----------    -----------      -----         -----         -----         -----
  Total..............  $279,694,000    $19,185,000    $19,513,000      $1.51         $1.54         $1.50         $1.53
                       ============    ===========    ===========      =====         =====         =====         =====


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

                     ANALOGIC CORPORATION AND SUBSIDIARIES

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Changes in operating assets and liabilities are as follows for the years ended:

                                                                 JULY 31,
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------    -------    --------
                                                              (IN THOUSANDS)
Accounts and notes receivable.......................  $ (8,806)   $   258    $ (2,632)
Accounts receivable from affiliates.................     1,882     (2,386)       (649)
Inventories.........................................    (9,903)     2,493      (7,116)
Other current assets................................    (2,111)      (471)       (512)
Other assets........................................    (2,284)      (255)        (52)
Accounts payable trade..............................     5,489      2,909      (1,567)
Accrued expenses and other current liabilities......       483     (1,126)      1,425
Accrued income taxes................................     1,972     (1,128)     (1,875)
                                                      --------    -------    --------
Net changes in operating assets and liabilities.....  $(13,278)   $   294    $(12,978)
                                                      ========    =======    ========

     During fiscal years 2000, 1999 and 1998, interest paid amounted to $431,000, $505,000 and $586,000, respectively.

     Income taxes paid during fiscal years 2000, 1999 and 1998 amounted to $6,044,000, $9,092,000 and $13,114,000, respectively.

14. EARNINGS PER SHARE:

     The Company's reported net income and the number of shares utilized in the earnings per share calculations for the fiscal years ending July 31, 2000, 1999 and 1998 as follows:


                                                 2000           1999           1998
                                              -----------    -----------    -----------
Restated Net Income.........................  $14,066,000    $19,185,000    $23,771,000
                                              ===========    ===========    ===========
Weighted average number of common shares
  outstanding -- Basic......................   12,817,129     12,683,326     12,614,303
Effect of dilutive securities:
  Stock options.............................       66,239        107,510        178,724
                                              -----------    -----------    -----------
Weighted average number of common shares
  outstanding -- Diluted....................   12,883,368     12,790,836     12,793,027
                                              ===========    ===========    ===========
Earnings per common share:
  Restated Basic............................        $1.10          $1.51          $1.88
  Restated Diluted..........................         1.09           1.50           1.86


15. SEGMENT INFORMATION:

     The Company's operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The other segment represents the Company's hotel operation, interest and dividend income and other Company's operations which do not meet the materiality requirements of the statement and thus are not required to be separately disclosed. The accounting policies of the segments are the same as those described in the summary

                     ANALOGIC CORPORATION AND SUBSIDIARIES
of significant accounting policies. The table below presents information about the Company's reportable segments:


                                                       YEAR ENDED JULY 31,
                                           --------------------------------------------
                                               2000            1999            1998
                                           ------------    ------------    ------------
Revenues:
  Medical instrumentation technology
     products............................  $266,823,000    $250,333,000    $263,817,000
  Corporate and other....................    30,796,000      29,361,000      30,655,000
                                           ------------    ------------    ------------
     Total...............................  $297,619,000    $279,694,000    $294,472,000
                                           ------------    ------------    ------------
Income before income taxes and minority
  interest (Restated):
  Medical instrumentation technology
     products............................  $ 15,762,000    $ 19,264,000    $ 29,155,000
  Corporate and other....................     5,330,000       5,660,000       7,649,000
                                           ------------    ------------    ------------
     Total...............................  $ 21,092,000    $ 24,924,000    $ 36,804,000
                                           ------------    ------------    ------------
Identifiable Assets (Restated):
  Medical instrumentation technology
     products............................  $212,634,000    $189,386,000    $182,675,000
  Corporate and other....................   120,567,000     123,313,000     118,378,000
                                           ------------    ------------    ------------
     Total...............................  $333,201,000    $312,699,000    $301,053,000
                                           ------------    ------------    ------------


16. FOREIGN OPERATIONS:

     Financial information relating to the Company's foreign and domestic operations for fiscal years 2000, 1999 and 1998 are as follows:


                                              FOREIGN        DOMESTIC         TOTAL
                                            -----------    ------------    ------------
FY2000
Revenue...................................  $30,978,000    $266,641,000    $297,619,000
Income from operations....................    1,807,000      20,681,000      22,488,000
Restated Identifiable assets..............   27,614,000     305,587,000     333,201,000
FY1999
Revenue...................................   24,552,000     255,142,000     279,694,000
Income (Loss) from operations.............   (1,186,000)     31,177,000      29,991,000
Restated Identifiable assets..............   30,533,000     282,166,000     312,699,000
FY1998
Revenue...................................   30,192,000     264,280,000     294,472,000
Income from operations....................    3,697,000      36,299,000      39,996,000
Restated Identifiable assets..............   25,733,000     275,320,000     301,053,000

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                       COLUMN B           COLUMN C           COLUMN D      COLUMN E     COLUMN F
--------                      ----------   ----------------------   -----------   ----------   ----------
                                           CHARGED TO   ADDITIONS
                              BALANCE AT   PROFIT AND    CHARGED    DEDUCTIONS                  BALANCE
                              BEGINNING     LOSS OR     TO OTHER       FROM                      AT END
DESCRIPTION                   OF PERIOD      INCOME     ACCOUNTS     RESERVES     RECOVERIES   OF PERIOD
-----------                   ----------   ----------   ---------   -----------   ----------   ----------
Year ended July 31, 2000
  Allowance for doubtful
     accounts...............  $1,123,000   $  183,000               $  (296,000)               $1,010,000
Year ended July 31, 1999
  Allowance for doubtful
     accounts...............  $2,643,000   $  367,000               $(1,887,000)               $1,123,000
Year ended July 31, 1998
  Allowance for doubtful
     accounts...............  $1,370,000   $1,329,000               $   (56,000)               $2,643,000
  Deferred tax valuation
     allowance..............   1,592,000                             (1,592,000)

                               INDEX TO EXHIBITS

                         TITLE                            INCORPORATED BY REFERENCE TO
       -----------------------------------------    -----------------------------------------
 3.1   Restated Articles of Organization as         Exhibit 3.1 to the Company's Annual
       amended March 15, 1988                       Report on Form 10-K for the fiscal year
                                                    ended July 31, 1988
 3.2   By-laws, as amended January 27, 1988         Exhibit 3.2 to the Company's Annual
                                                    Report on Form 10-K for the fiscal year
                                                    ended July 31, 1988
10.1   Lease dated March 5, 1976 from Bernard M.    Exhibit 6(e) to the Company's
       Gordon to Analogic                           Registration Statement on Form S-14 (File
                                                    No. 2-61959)
10.2   Amendment of Lease dated May 1, 1977         Exhibit to the Company's Report on Form
       between Bernard M. Gordon and Analogic       8-K May 1, 1977
10.3   Lease dated January 16, 1976 from Bernard    Exhibit to the Company's Annual Report on
       M. Gordon to Data Precision Corporation      Form 10-K for the fiscal year ended July
       and related Assignment of Lease dated        31, 1977
       October 31, 1979 from Data Precision
       Corporation to Analogic
10.4   (a)Lease dated October 31, 1977 from         Exhibit 6(d) to the Company's
       Audubon Realty, Ltd to Data Precision        Registration Statement on Form S-14 (File
       Corporation and related letter agreement     No. 2-61959)
       dated January 18, 1978
       (b)Amendment of Lease dated July 19, 1979    Exhibit I to the Company's Annual Report
       Between Audubon Realty, Ltd and Analogic     on Form 10-K for the fiscal year ended
                                                    July 31, 1982
       (c)Third Amendment of Lease dated August     Exhibit to the Company's Annual Report on
       2, 1982                                      Form 10-K for the fiscal year ended July
                                                    31, 1982
       (d)Fourth Amendment of Lease dated           Exhibit 19.1 to Quarterly Report on Form
       December 31, 1982                            10-Q for the three months ended January
                                                    31, 1983
10.5   (a)Lease dated March 16, 1981 from           Exhibit II to the Company's Quarterly
       Audubon Realty Ltd to Analogic               Report on Form 10-Q for the three months
                                                    ended April 30, 1981
       (b)Amendment of Lease dated October 31,      Exhibit to the Company's Annual Report on
       1984                                         Form 10-K for the fiscal year ended July
                                                    31, 1985
10.6   Land Disposition Agreement by and between    Exhibit to the Company's Annual Report on
       City of Peabody Community Development        Form 10-K for the fiscal year ended July
       Authority and Analogic Corporation           31, 1981
10.7   Loan Agreement among the City of Peabody,    Exhibit to the Company's Annual Report on
       its Community Development Authority, and     Form 10-K for the fiscal year ended July
       Analogic Corporation                         31, 1981
10.8   Amendments to Urban Development Action       Exhibit 10.13 to the Company's Annual
       Grant Agreement dated August 28, 1986 and    Report on Form 10-K for the fiscal year
       September 30, 1986.                          ended July 31, 1986
10.9   Promissory Note of Analogic payable to       Exhibit to the Company's Annual Report on
       Peabody Community Development Authority      Form 10-K for the fiscal year ended July
                                                    31, 1981
10.10  (a)Stockholder Agreement as of July 9,       Exhibit to the Company's Report on Form
       1986 by and among Siemens AG, SCC, and       8-K dated July 31, 1986
       Analogic including the following exhibits
       thereto
       (b)Development Agreement dated as of July
       28, 1986 between Siemens AG and Medical
       Electronics Laboratories, Inc.

                         TITLE                            INCORPORATED BY REFERENCE TO
       -----------------------------------------    -----------------------------------------
       (c)Manufacturing Agreement dated as of
       July 28, 1986 between Analogic and
       Medical Electronics Laboratories, Inc.
       (d)License Agreement dated as of July 28,
       1986 between Analogic and Medical
       Electronics Laboratories, Inc.
       (e)License Agreement I dated as of July      Exhibits to the Company's Report on Form
       28, 1986 between Siemens AG and Medical      8-K Dated July 31, 1986
       Electronics Laboratories, Inc.
       (f)License Agreement II dated as of July
       28, 1986 between Siemens AG and Medical
       Electronics Laboratories, Inc.
       (g)Sublease dated as of July 28, 1986
       between Analogic as sublessor and Medical
       Electronics Laboratories, Inc. as
       sublessee
10.11  Stock Purchase Agreement as of March 11,     Exhibit 10.11 to the Company's Annual
       By and among Siemens AG, SCC, SMS, MEL       Report on Form 10-K for fiscal year ended
       and Analogic                                 July 31, 1988
10.12  (a)Anamass Partnership Agreement dated As    Exhibit 10.12(a) to the Company's Annual
       of July 5, 1988 between Ana/dvature          Report on Form 10-K for fiscal year ended
       Corporation and Massapea, Inc.               July 31, 1988
       (b)Ground Lease Agreement dated July 5,      Exhibit 10.12(b) to the Company's Annual
       1988 between Analogic and Anamass            Report on Form 10-K for fiscal year ended
       Partnership                                  July 31, 1988
       (c)Equity Infusion Agreement                 Exhibit 10.12(c) to the Quarterly Report
                                                    on Form 10-Q for the three months ended
                                                    January 31, 1991
       (d)Resolution Agreement dated July 31,       Exhibit 10.12(d) to the Company's Annual
       1991 and ratified on August 8, 1991          Report on Form 10-K for fiscal year ended
                                                    July 31, 1991
10.13  Key Employee Stock Option Plan dated         Exhibit 10.7 to the Company's Annual
       August 8, 1980, as amended and restated      Report on Form 10-K for the fiscal year
       December 4, 1981, and further amended on     ended July 31, 1987
       October 9, 1984 and January 28, 1987
10.14  Key Employee Stock Option Plan dated         Exhibit 10.8 to the Company's Annual
       August 8, 1980, as amended and restated      Report on Form 10-K for the fiscal year
       December 4, 1981, and further amended on     ended July 31, 1987
       October 9, 1984 and January 28, 1987
10.15  (a)Analogic Corporation Profit Sharing       Exhibit 6(c) to the Company's
       Plan Dated July 26, 1977                     Registration Statement on Form S-14 (File
                                                    No. 2-61959)
       (b)Amendments 2,3,4 and 5 to said Profit     Exhibit 10.10(b) to the Company's Annual
       Sharing Plan                                 Report on Form 10-K for the fiscal year
                                                    ended July 31, 1980
       (c)Restated Analogic Corporation Profit      Exhibit 10.9(c) to the Company's Annual
       Sharing Plan dated July 31, 1985 and         Report on Form 10-K for the year ended
       Amendment No. 1 thereto dated August 20,     July 31, 1985
       1985
10.16  Key Employee Stock Bonus Plan dated March    Exhibit A to definitive proxy statement
       14, 1983, as amended on January 27, 1988     for the Company's Special Meeting in lieu
                                                    of Annual Meeting of Stockholders held
                                                    January 25, 1984 (File No. 33-27372)
10.17  Key Employee Incentive Stock Option Plan     Exhibit 10.15 to the Company's Annual
       dated March 14, 1983, as amended and         Report on Form 10-K for the fiscal year
       Restated on January 28, 1987                 ended July 31, 1987 (File No. 2-95091)
10.18  1985 Non-Qualified Stock Option Plan         Exhibit 10.19 to the Company's Annual
       Dated May 13, 1985                           Report on Form 10-K for the fiscal year
                                                    ended July 31, 1985 (File No. 33-6835)

                         TITLE                            INCORPORATED BY REFERENCE TO
       -----------------------------------------    -----------------------------------------
10.19  (a) Employee Qualified Stock Purchase        Exhibit G to the Company's definitive
       Plan dated June 10, 1986                     proxy Statement dated December 9, 1985
                                                    for the Company's Special Meeting in lieu
                                                    of Annual Meeting of Stockholders held
                                                    January 22, 1986 (File No. 33-5913)
       (b) Said Employee Stock Purchase Plan (as    Exhibit A to the company's definitive
       amended on October 9, 1997)                  Proxy Statement dated December 1, 1997
                                                    for the Company's Annual Meeting to
                                                    Shareholders Held January 23, 1998.
10.20  Proposed 1988 Non-Qualified Stock Option     Exhibit 10.20 to the Company's Annual
       Plan for Non-Employee Directors              Report on Form 10-K for the fiscal year
                                                    ended July 31, 1988 (File No. 33,273372)
10.21  Form of Indemnification Contract             Exhibit 10.19 to the Company's Annual
                                                    Report on Form 10-K for the fiscal year
                                                    ended July 31, 1987
10.22  Agreement and Plan of Merger between SKY     Exhibit 10.22 to the Company's Annual
       COMPUTERS, Inc., and Analogic Corporation    Report on Form 10-K for the fiscal year
                                                    ended July 31, 1992
10.23  (a) Agreement between B-K Medical Holding    Exhibits to the Company's Report on Form
       A/S and Analogic Corporation dated           8-K dated December 18, 1992
       October 20, 1992
       (b) Addendum dated December 11, 1992 to
       Agreement between B-K Medical Holding A/S
       and Analogic Corporation dated October
       20, 1992
       (c) Shareholders Agreement between B-K
       Medical Holding A/S and Analogic
       Corporation dated December 11, 1992
10.24  Key Employee Incentive Stock Option Plan     Exhibit A to the Company's definitive
       Dated June 11, 1983                          Proxy Statement dated December 1, 1993
                                                    for the Company's Annual Meeting of
                                                    Stockholders held January 21, 1994 (File
                                                    No. 33-53381)
10.25  Non-Qualified Stock Option Plan for Non-     Exhibit A to the Company's definitive
       Employee Directors dated January 31, 1997    Proxy Statement dated December 2, 1996
                                                    for the Company's annual meeting of
                                                    stockholders held January 24, 1997
10.26  Key Employee Incentive Stock Option Plan     Exhibit A to the Company's definitive
       Dated June 11, 1998                          Proxy Statement dated December 1, 1998
                                                    for the Company's Annual Meeting of
                                                    Stockholders held January 22, 1999.

                                    EXHIBITS


                     TITLE
                     -----
23.  Consent of PricewaterhouseCoopers LLP