Form 10-Q/A
period 2000-10-31
ANALOGIC CORP
filed 2001-06-04
CIK 6284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                               AMENDMENT NO. 1 ON


                                  FORM 10-Q/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                             [X] Yes        [ ] No

     The number of shares of Common Stock outstanding at November 30, 2000 was 12,880,768.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Analogic Corporation ("the Company") hereby amends its Form 10-Q for the period ended October 31, 2000, filed with the Commission on December 14, 2000 for the purpose of restating the carrying value of the Company's investment in Shenzhen Anke High-Tech Co., Ltd (SAHCO) formerly known as Analogic Scientific, Inc. The Company recently became aware of certain differences between local statutory accounting practice used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP) primarily with respect to the valuation of accounts receivable and inventory and revenue recognition which had not been fully evaluated.



     Accordingly, during the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis and concluded that adjustments were necessary for prior periods resulting in a reduction in the Company's investment of SAHCO of $2,375,000 at July 31, 2000 (or $1,808,000 net of tax effect) which reduced the carrying value of the Company's investment at July 31, 2000 from $6,125,000 to $3,750,000. Although this has the effect of decreasing the Company's net profit by $42,000 in fiscal year 2000, it has no impact in the net profit for the quarter ended October 31, 1999. Additionally, these adjustments have no impact in the net profit for the quarter ended October 31, 2000.



     Also, SAHCO has historically provided the Company with current quarterly information regarding its financial results. To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO and to conform it to U.S. GAAP, the Company has decided to change its method of recording SAHCO's financial results and will use the previous calendar quarters financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied calendar quarterly delay in recording its equity-based accounting. Accordingly, the Company recognized its share of SAHCO's previous calendar quarter profit of $414,000 (or $282,000 net of tax effect) in the three months ended October 31, 2000 and adjusted the beginning retained earnings by the $282,000. This change has no impact in fiscal year 2000.



     This amendment amends Part I (Item 1 and 2) of the quarterly report on Form 10-Q for the period ended October 31, 2000.

                              ANALOGIC CORPORATION

                                     INDEX


                                                                PAGE
                                                                 NO
                                                                ----
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
     Condensed Consolidated Balance Sheets of October 31,
      2000 and July 31, 2000................................       2
     Condensed Consolidated Statements of Income for the
      Three Months Ended October 31, 2000 and 1999..........       3
     Condensed Consolidated Statements of Cash Flows for the
      Three Months Ended October 31, 2000 and 1999..........       4
     Notes to Unaudited Condensed Consolidated Financial
      Statements............................................     5-8
  Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition.....................    9-11
  SIGNATURES................................................      12

                              ANALOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                  (UNAUDITED)



                                                              OCTOBER 31,      JULY 31,
                                                                 2000        2000 (NOTE 1)
                                                              -----------    -------------
                                                               RESTATED        RESTATED
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 32,402        $ 29,132
  Marketable securities, at market..........................     83,052          87,242
  Accounts and notes receivable, (less allowance for
    doubtful accounts of $1,069 in fiscal 2001, and $1,010
    in fiscal 2000).........................................     66,327          63,437
  Inventories (Note 2)......................................     68,797          62,326
  Deferred income taxes.....................................      8,914           8,511
  Other current assets......................................      5,423           5,239
                                                               --------        --------
         Total current assets...............................    264,915         255,887
Property, plant and equipment, net..........................     62,663          63,524
Investments in and advances to affiliated companies (Note
  3)........................................................      5,006           4,855
Capitalized software, net...................................      5,130           5,368
Other assets................................................      3,296           3,567
                                                               --------        --------
         Total Assets.......................................   $341,010        $333,201
                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage and other notes payable..........................   $    364        $    363
  Obligations under capital leases..........................        585             714
  Accounts payable, trade...................................     24,751          20,015
  Accrued expenses..........................................     18,645          20,038
  Accrued income taxes......................................      2,914           1,780
  Accrued dividends payable (Note 4)........................        902              --
                                                               --------        --------
         Total current liabilities..........................     48,161          42,910
Long-term debt:
  Mortgage and other notes payable..........................      5,061           5,265
  Obligations under capital leases..........................        332             374
                                                               --------        --------
                                                                  5,393           5,639
Deferred income taxes.......................................      2,452           2,519
Excess of acquired net assets over cost, net................         76             104
Minority interest in subsidiary.............................      4,249           4,268
Stockholders' equity:
  Common stock, $.05 par value..............................        699             699
  Capital in excess of par value............................     27,683          27,703
  Retained earnings.........................................    269,582         266,127
  Accumulated other comprehensive income....................     (2,867)         (2,118)
  Treasury stock, at cost...................................    (11,856)        (11,869)
  Unearned compensation.....................................     (2,562)         (2,781)
                                                               --------        --------
         Total stockholders' equity.........................    280,679         277,761
                                                               --------        --------
         Total Liabilities and Stockholders' Equity.........   $341,010        $333,201
                                                               ========        ========


   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                  (UNAUDITED)



                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                              RESTATED
                                                                2000       1999
                                                              --------    -------
Revenues:
  Product and service, net..................................  $71,735     $54,365
  Engineering and licensing.................................    5,743       5,395
  Other operating revenue...................................    4,119       3,953
  Interest and dividend income..............................    1,543       1,725
                                                              -------     -------
Total revenues..............................................   83,140      65,438
                                                              -------     -------
Costs of sales and expenses:
  Cost of sales:
     Product and service....................................   46,571      34,246
     Engineering and licensing..............................    4,000       3,874
     Other cost of sales....................................    1,736       1,682
  General and administrative................................    7,328       5,180
  Selling and marketing.....................................    7,366       5,913
  Research and product development..........................    9,573       9,611
  Interest expense..........................................       58          87
  Loss on foreign exchange..................................      246         135
  Amortization of excess of acquired net assets over cost...      (28)        (28)
                                                              -------     -------
Total cost of sales and expenses............................   76,850      60,700
                                                              -------     -------
Income from operations and interest and dividend income.....    6,290       4,738
Equity in net gain (loss) of unconsolidated affiliates......      811      (1,049)
Loss on investment..........................................     (166)
                                                              -------     -------
Income before income taxes and minority interest............    6,935       3,689
Provision for income taxes..................................    2,212       1,144
Minority interest in net income of consolidated
  subsidiary................................................       84          27
                                                              -------     -------
Net income                                                    $ 4,639     $ 2,518
                                                              =======     =======
Earnings per common share (Note 6)
  Basic.....................................................    $0.36       $0.20
  Diluted...................................................    $0.36       $0.20


   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                  (UNAUDITED)



                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                              RESTATED
                                                                2000       1999
                                                              --------    -------
OPERATING ACTIVITIES:
  Net Income................................................  $ 4,639     $ 2,518
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred income taxes..................................     (338)       (565)
     Depreciation and amortization..........................    2,830       3,389
     Minority interest in net income of consolidated
      subsidiaries..........................................       84          27
     Allowance for doubtful accounts........................       59          77
     Gain on sale of equipment..............................      (23)         (5)
     Excess of equity in gain (loss) of unconsolidated
      affiliates............................................     (811)      1,049
     Loss on investment.....................................      166          --
     Compensation from stock grants.........................      183          74
     Net changes in operating assets and liabilities (Note
      7)....................................................   (4,997)     (3,784)
                                                              -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES:................    1,792       2,780
                                                              -------     -------
INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies.......               (1,500)
  Additions to property, plant and equipment................   (2,290)     (2,646)
  Capitalized software......................................      497        (504)
  Proceeds from sale of property, plant and equipment.......       57           8
  Purchases of marketable securities........................       --      (5,805)
  Maturities of marketable securities.......................    4,400       5,210
                                                              -------     -------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......    2,664      (5,237)
                                                              -------     -------
FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations............     (374)       (352)
  Issuance of common stock pursuant to stock options and
     employee stock purchase plan...........................       63         409
                                                              -------     -------
  NET CASH USED IN FINANCING ACTIVITIES.....................     (311)         57
                                                              -------     -------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH...................     (875)        523
                                                              -------     -------
  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS........    3,270      (1,877)
                                                              -------     -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   29,132      30,017
                                                              -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $32,402     $28,140
                                                              =======     =======


   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements of Analogic Corporation (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present Analogic Corporation's financial position as of October 31, 2000 and July 31, 2000, the results of its operations for the three months ended October 31, 2000 and 1999 and statements of cash flows for the three months then ended. The results of the operations for the three months ended October 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2001 or any other interim period.


     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on October 20, 2000, the Company's Form 10K/A as filed with the Securities and Exchange Commission on December 12, 2000, and the Company's Form 10K/A, as amended, as filed with the Securities and Exchange Commission on June 4, 2001.



     The financial statements are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 2000 contains data derived from audited financial statements.


     Certain financial statement items have been reclassified to conform to the current year's financial presentation format.

2. INVENTORIES:

     The components of inventory are as follows:

                                                         OCTOBER 31,    JULY 31,
                                                            2000          2000
                                                         -----------    --------
                                                             (IN THOUSANDS)
Raw Materials..........................................    $36,137      $31,728
Work-in-process........................................     21,694       20,724
Finished goods.........................................     10,966        9,874
                                                           -------      -------
                                                           $68,797      $62,326
                                                           =======      =======

3. INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES:


     During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People's Republic of China, entered into separate agreements with four investors which resulted in these investors owning an 10.8% equity interest in the company. This transaction had the approval of Analogic Corporation and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. On January 18, 2001, the company name was changed from "Analogic Scientific, Inc." to "Shenzhen Anke High-Tech Co., Ltd" (SAHCO).



     At October 31, 2000, the Company has a 44.6% ownership of ASI with a carrying value of $3,750,000 (restated). The Company accounts for this investment under the equity method of accounting whereby the Company has adjusted the carrying amount to recognize the Company's share of the earnings or losses, changes in its capital investment and dividends received by the Company. The Company receives financial information from ASI on a quarterly basis for use in accounting for the carrying value of the investment. Therefore, the Company must make adjustments to the financial information received to have it be in accordance with US generally accepted accounting principles ("GAAP") due to the estimates, judgments and

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)


differences in local statutory and U.S. GAAP. The Company became aware of certain differences between local statutory and U.S. GAAP during the current quarter. The Company concluded that adjustments were necessary for prior periods resulting in a reduction in the Company's investment of SAHCO of $2,375,000 (restated) at July 31, 2000 (or $1,808,000 (restated) net of tax effect) which reduced the carrying value of the Company's investment at July 31, 2000 from $6,125,000 to $3,750,000 (restated). Although this has the effect of decreasing the Company's net profit by $42,000 (restated) in fiscal year 2000, it has no impact in the net profit for the quarter ended October 31, 1999. Additionally, these adjustments have no impact in the net profit for the quarter ended October 31, 2000.



     To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. GAAP, the Company has decided to change its method of recording SAHCO financial results and will use the previous calendar quarters financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied calendar quarterly delay in recording its equity based accounting. As SAHCO uses a calendar fiscal year and Analogic uses a July 31(st) fiscal year-end, Analogic will use SAHCO's first calendar quarter financial information in Analogic's fourth fiscal quarter results, SAHCO's second calendar quarter financial information in Analogic's first fiscal quarter results, SAHCO's third calendar quarter financial information in Analogic's second fiscal quarter results, and SAHCO's fourth calendar quarter financial information in Analogic's third fiscal quarter results. Accordingly, the Company recognized its share of SAHCO previous calendar quarter profit of $414,000 (or $282,000 net of tax effect) in the three months ended October 31, 2000 and adjusted the beginning retained earnings by the $282,000. This change has no impact on fiscal year 2000.



     This restatement resulted in the following changes to the investment in and advances to affiliated companies and retained earnings and to the consolidated statements of income:



                                                           THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                       --------------------------
                                                           2000           1999
                                                       -------------    ---------
                                                       (IN THOUSANDS, EXCEPT PER
                                                             SHARE AMOUNTS)
Equity in net gain (loss) of unconsolidated
  affiliates
     As restated.....................................      $  811        $(1,049)
     As reported.....................................      $  397        $(1,049)
Provision for income taxes
     As restated.....................................      $2,212        $ 1,144
     As reported.....................................      $2,080        $ 1,144
Net income
     As restated.....................................      $4,639        $ 2,518
     As reported.....................................      $4,357        $ 2,518
Net income per share
     As restated - Basic.............................      $ 0.36        $  0.20
     As reported - Basic.............................      $ 0.34        $  0.20
     As restated - Diluted...........................      $ 0.36        $  0.20
     As reported - Diluted...........................      $ 0.34        $  0.20



                                                      OCTOBER 31,    JULY 31,
                                                         2000          2000
                                                      -----------    --------
                                                          (IN THOUSANDS)
Retained earnings
     As restated....................................   $269,582      $266,127
     As reported....................................   $271,390      $267,935
Investments in and advances to affiliated companies
     As restated....................................   $  5,006      $  4,855
     As reported....................................   $  7,381      $  7,230

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)


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

5. COMPREHENSIVE INCOME:

     The following table presents the calculation of comprehensive income and its components for the three months ended October 31, 2000 and 1999:


                                                             THREE MONTHS ENDED
                                                                 OCTOBER 31,
                                                             -------------------
                                                             RESTATED
                                                               2000       1999
                                                             --------    -------
                                                               (IN THOUSANDS)
Net Income.................................................   $4,639     $2,518
Other Comprehensive Income (Loss) Net of Tax:
  Unrealized holding gains and losses, net of taxes of $83
     and $289 for the three months ended October 31, 2000
     and 1999..............................................      126       (644)
  Foreign currency translation adjustment, net of taxes of
     $574 and $9 for the three months ended October 31,
     2000 and 1999.........................................     (876)        20
                                                              ------     ------
Total Comprehensive Income.................................   $3,889     $1,894
                                                              ======     ======


6. NET INCOME PER SHARE:

     The following table indicates the number of shares utilized in the earnings per share calculations for the three months ending October 31, 2000 and 1999, respectively.


                                                        THREE MONTHS ENDED
                                                           OCTOBER 31,
                                                    --------------------------
                                                     RESTATED
                                                       2000           1999
                                                    -----------    -----------
Net income........................................  $ 4,639,000    $ 2,518,000
                                                    ===========    ===========
Basic:
  Weighted average number of common shares
     outstanding..................................   12,878,676     12,732,545
                                                    ===========    ===========
  Net income per share............................  $      0.36    $      0.20
                                                    ===========    ===========
Diluted:
  Weighted average number of common shares
     outstanding..................................   12,878,676     12,732,545
  Dilutive effect of stock options................       53,472         59,663
                                                    -----------    -----------
  Total...........................................   12,932,148     12,792,208
                                                    ===========    ===========
Net income per share..............................  $      0.36    $      0.20
                                                    ===========    ===========

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Changes in operating assets and liabilities are as follows for the three months ended:


                                                              OCTOBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Accounts and notes receivable............................  $(2,313)   $(2,466)
Accounts receivable from affiliates......................     (636)       201
Inventories..............................................   (6,471)    (2,970)
Other current assets.....................................     (184)      (189)
Other assets.............................................      271       (115)
Accounts payable trade...................................    4,736      2,764
Accrued expenses and other current liabilities...........   (1,451)    (1,369)
Accrued income taxes.....................................    1,051        360
                                                           -------    -------
Net changes in operating assets and liabilities..........  $(4,997)   $(3,784)
                                                           =======    =======


8. SEGMENT INFORMATION:

     The Company's operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The other segment represents the Company's hotel operation, interest and dividend income and other Company's operations, which do not meet the materiality requirements of the statement and thus are not required to be separately disclosed. The table below presents information about the Company's reportable segments for the three months ended October 31, 2000 and 1999:


                                                          THREE MONTHS ENDED
                                                             OCTOBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Revenues:
  Medical Instrumentation Technology Products..........  $ 72,743    $ 57,131
  Corporate and Other..................................    10,397       8,307
                                                         --------    --------
Total..................................................  $ 83,140    $ 65,438
                                                         --------    --------
Income (Loss) before income taxes and minority interest
  (restated):
  Medical Instrumentation Technology Products..........  $  3,910    $  1,771
  Corporate and Other..................................     2,611       1,918
                                                         --------    --------
Total..................................................  $  6,521    $  3,689
                                                         --------    --------
Identifiable Assets (Restated):
  Medical Instrumentation Technology Products..........  $214,656    $190,731
  Corporate and Other..................................   126,354     125,993
                                                         --------    --------
Total..................................................  $341,010    $316,724
                                                         --------    --------

                              ANALOGIC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  Three Months Fiscal 2001 (10/31/00) vs. Three Months Fiscal 2000 (10/31/99)

     Product, service, engineering and licensing revenues for the three months ended October 31, 2000 were $77,478,000 as compared to $59,760,000 for the same period last year, an increase of 30%. The increase of $17,718,000 was due to an increase in sales of Medical Technology Products of $12,140,000, 27% over prior year, primarily due to digital radiography systems and fully featured mid-range of Computed Tomography (CT) systems, an increase in sales of $3,951,000, 76% over prior year, in Industrial Technology Products due to strong demand for the Company's high frequency, Automatic Test Equipment (ATE) boards, and an increase of sales in Signal Processing Technology Products of $1,627,000, 18% over prior year, due to the demand for its multi-processor systems used in some of the most advanced radar systems. Other operating revenue of $4,119,000 and $3,953,000 represents revenue from the Hotel operation for the three months ending October 31, 2000 and 1999, respectively.

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

     General and administrative expenses for the first three months of fiscal 2001 were $7,328,000, or 9% of total revenue, as compared to $5,180,000, or 8% of total revenue, for the same period last year. The increase of $2,148,000 was primarily due to higher personnel-related costs and general expenses to support the Company's strategic plan.

     Selling and marketing expenses were $7,366,000 and $5,913,000 for the three months of fiscal 2001 and 2000, respectively. The increase of $1,453,000 was primarily due to higher personnel and related selling activity costs associated with Camtronic's selling their products directly versus historically selling through OEMs. Selling and marketing expenses as a percentage of total revenue were 9% for both the three months of fiscal 2001 and 2000, as a result of increased revenue.

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

     The Company's share of the profit in a new privately held company amounted to $397,000 during the first quarter of fiscal 2001, representing license related royalties based on sales of medical imaging equipment. During the first quarter of fiscal 2000, the Company recorded $1,049,000 share of losses in a privately held company related to research and development costs for the design and manufacture of medical imaging equipment.


     To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. GAAP, the Company has decided to change its method of recording SAHCO financial results and will use the previous calendar quarters financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied quarterly delay in recording its equity based accounting. Accordingly, the Company recognized its share of SAHCO previous calendar quarter profit of $414,000 (or $282,000 net of tax effect) in the three months ended October 31, 2000 and adjusted the beginning retained earnings by the $282,000. This change has no impact in fiscal year 2000.


     The Company recognized a loss of approximately $166,000 during the first three months of fiscal 2001 on the value of the restricted securities it received during fiscal 2000, as final distribution in a publicly traded company from a limited partnership.

     The effective tax rate for the first quarter of fiscal 2001 and 2000 was 32% and 31%, respectively.


     Net income for the three months ended October 31, 2000 was $4,639,000 (restated) or $.36 (restated) per diluted share as compared with $2,518,000 or $.20 per share for the same period last year. The increase was primarily related to sales volume across all the product lines.


FINANCIAL CONDITION

     The Company's balance sheet reflects a current ratio of 5.5 to 1 at October 31, 2000 compared to 6.0 to 1 at July 31, 2000. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 69% of current assets at October 31, 2000. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company's debt to equity ratio was 0.22 to 1 at October 31, 2000 and 0.20 July 31, 2000.

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


     During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People's Republic of China, entered into separate agreements with four investors which resulted in these investors owning an 10.8% equity interest in the company. This transaction had the approval of Analogic Corporation and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. On January 18, 2001, the company name was changed from "Analogic Scientific, Inc." to "Shenzhen Anke High-Tech Co., Ltd" (SAHCO).



     At October 31, 2000, the Company has a 44.6% ownership of ASI with a carrying value of $3,750,000 (restated). The Company accounts for this investment under the equity method of accounting whereby the Company has adjusted the carrying amount to recognize the Company's share of the earnings or losses, changes in its capital investment and dividends received by the Company. The Company receives financial information from ASI on a quarterly basis for use in accounting for the carrying value of the investment. Therefore, the Company must make adjustments to the financial information received to have it be in accordance with US generally accepted accounting principles ("GAAP") due to the estimates, judgments and differences in local statutory and U.S. GAAP. The Company became aware of certain differences between local statutory and U.S. GAAP during the current quarter. The Company concluded that adjustments were necessary for prior periods resulting in a reduction in the Company's investment of SAHCO of $2,375,000 (restated) at July 31, 2000 (or $1,808,000 (restated) net of tax effect) which reduced the carrying value of the Company's investment at July 31, 2000 from $6,125,000 to $3,750,000 (restated). Although this has the effect of decreasing the Company's net profit by $42,000 (restated) in fiscal year 2000, it has no impact in the net profit for the quarter ended October 31, 1999. Additionally, these adjustments have no impact in the net profit for the quarter ended October 31, 2000.



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

                              ANALOGIC CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                          /s/ JOHN J. MILLERICK

                                          --------------------------------------
                                          John J. Millerick
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Treasurer (Principal Financial
                                          and Accounting Officer)


Date: June 4, 2001