Form 10-Q/A
period 2001-01-31
ANALOGIC CORP
filed 2001-06-04
CIK 6284

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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANALOGIC CORPORATION


     Analogic Corporation ("the Company") hereby amends its Form 10-Q for the period ended January 31, 2001, filed with the Commission on March 16, 2001 for the purpose of restating the carrying value of the Company's investment in Shenzhen Anke High-Tech Co., Ltd (SAHCO) formerly known as Analogic Scientific, Inc. The Company recently became aware of certain differences between local statutory accounting practice used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP) primarily with respect to the valuation of accounts receivable and inventory and revenue recognition which had not been fully evaluated.



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



     Additionally, during the quarter ended January 31, 2001, the Company had recognized its share of SAHCO's loss amounting to $1,100,000. After further evaluation, the Company should have recognized a loss amounting to $1,350,000 (an additional $250,000) during the quarter ended January 31, 2001. After taking into consideration the adjustments above (which includes an additional $550,000 reduction to the SAHCO investment from prior periods than previously reported) and the additional loss during the quarter ended January 31, 2001, the carrying value of the Company's investment of SAHCO at January 31, 2001 is reduced from $3,750,000 to $2,400,000.



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



     This amendment amends Part I (Item 1 and 2) of the quarterly report on Form 10-Q for the period ended January 31, 2001.

                                     INDEX



                                                                PAGE
                                                                 NO.
                                                                -----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Condensed Consolidated Balance Sheets as of January 31,
      2001 and July 31, 2000................................        2
     Condensed Consolidated Statements of Income for the
      Three and Six Months Ended January 31, 2001 and
      2000..................................................        3
     Condensed Consolidated Statements of Cash Flows for the
      Six Months Ended January 31, 2001 and 2000............        4
     Notes to Unaudited Condensed Consolidated Financial
      Statements............................................      5-9
  Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition.....................    10-14
  SIGNATURES................................................       15

                              ANALOGIC CORPORATION


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                  (UNAUDITED)



                                                                             JULY 31,
                                                              JANUARY 31,      2000
                                                                 2001        (NOTE 1)
                                                              -----------    --------
                                                               RESTATED      RESTATED
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 30,396      $ 29,132
  Marketable securities, at market..........................     82,506        87,242
  Accounts and notes receivable net of allowance for
    doubtful accounts $1,101 in fiscal 2001, and $1,010 in
    fiscal 2000.............................................     63,290        63,437
  Inventories (Note 2)......................................     72,749        62,326
  Deferred income taxes.....................................      7,743         8,511
  Other current assets......................................      5,527         5,239
                                                               --------      --------
         Total current assets...............................    262,211       255,887
Property, plant and equipment, net..........................     64,330        63,524
Investments in and advances to affiliated companies (Note
  3)........................................................      3,893         4,855
Capitalized software, net...................................      5,602         5,368
Other assets................................................      4,264         3,567
                                                               --------      --------
         Total assets.......................................   $340,300      $333,201
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage and other notes payable..........................   $    366      $    363
  Obligations under capital leases..........................        452           714
  Accounts payable, trade...................................     18,241        20,015
  Accrued expenses (Note 2).................................     22,114        20,038
  Accrued income taxes......................................        756         1,780
                                                               --------      --------
         Total current liabilities..........................     41,929        42,910
Long-term debt:
  Mortgage and other notes payable..........................      5,007         5,265
  Obligations under capital leases..........................        289           374
                                                               --------      --------
                                                                  5,296         5,639
Deferred income taxes.......................................      2,440         2,519
Excess of acquired net assets over cost, net................         47           104
Minority interest in subsidiary.............................      4,051         4,268
Stockholders' equity:
  Common stock, $.05 par value..............................        703           699
  Capital in excess of par value............................     31,462        27,703
  Retained earnings.........................................    273,172       266,127
  Accumulated other comprehensive income....................     (1,220)       (2,118)
  Treasury stock, at cost...................................    (11,709)      (11,869)
  Unearned compensation.....................................     (5,871)       (2,781)
                                                               --------      --------
         Total stockholders' equity.........................    286,537       277,761
                                                               --------      --------
         Total liabilities and stockholders' equity.........   $340,300      $333,201
                                                               ========      ========


   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                  (UNAUDITED)



                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JANUARY 31,           JANUARY 31,
                                                               RESTATED              RESTATED
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Net revenue:
  Product...............................................  $82,705    $57,488    $154,440   $111,853
  Engineering...........................................    6,325      5,056      12,068     10,451
  Other revenue.........................................    2,638      2,471       6,757      6,424
                                                          -------    -------    --------   --------
Total net revenue.......................................   91,668     65,015     173,265    128,728
                                                          -------    -------    --------   --------
Costs of sales:
     Product............................................   52,421     35,974      98,992     70,220
     Engineering........................................    6,031      4,862      10,031      8,736
     Other..............................................    1,496      1,306       3,232      2,988
                                                          -------    -------    --------   --------
Total cost of sales.....................................   59,948     42,142     112,255     81,944
                                                          -------    -------    --------   --------

Gross margin............................................   31,720     22,873      61,010     46,784
Operating expenses:
  Research and product development......................    9,920      9,325      19,493     18,936
  Selling and marketing.................................    7,936      6,374      15,302     12,287
  General and administration............................    7,665      6,153      14,993     11,333
                                                          -------    -------    --------   --------
                                                           25,521     21,852      49,788     42,556

Income from operations..................................    6,199      1,021      11,222      4,228
Other (income) expense:
  Interest and dividend income, net.....................   (1,455)    (1,377)     (2,940)    (3,015)
  Equity in net loss of unconsolidated affiliates.......      950        760         139      1,809
  Other, net............................................       38       (154)        422        (47)
                                                          -------    -------    --------   --------
                                                             (467)      (771)     (2,379)    (1,253)

Income before income taxes and minority interest........    6,666      1,792      13,601      5,481

Provision for income taxes..............................    2,140        556       4,352      1,700
Minority interest in net income of consolidated
  subsidiary............................................       34         48         118         75
                                                          -------    -------    --------   --------
Net income..............................................  $ 4,492    $ 1,188    $  9,131   $  3,706
                                                          =======    =======    ========   ========
Earnings per common share (Note 6)
  Basic.................................................    $0.35      $0.09       $0.71      $0.29
  Diluted...............................................    $0.34      $0.09       $0.70      $0.29


   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)


                                  (UNAUDITED)



                                                               SIX MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                              RESTATED
                                                                2001       2000
                                                              --------    -------
OPERATING ACTIVITIES:
  Net Income................................................  $  9,131    $ 3,706
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred income taxes..................................       821     (1,058)
     Depreciation and amortization..........................     7,085      6,800
     Minority interest in net income of consolidated
      subsidiaries..........................................       118         75
     Allowance for doubtful accounts........................        91        271
     Gain on sale of equipment..............................       (36)        (6)
     Excess of equity in gain(loss) of unconsolidated
      affiliates............................................       139      1,809
     Loss on investment.....................................       332         --
     Compensation from stock grants.........................       403        245
     Net changes in operating assets and liabilities (Note
      7)....................................................   (12,996)    (6,566)
                                                              --------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................     5,088      5,276
                                                              --------    -------

INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies.......        --     (2,750)
  Additions to property, plant and equipment................    (7,477)    (6,475)
  Capitalized software......................................      (746)    (1,381)
  Proceeds from sale of property, plant and equipment.......        78          9
  Purchases of marketable securities........................        --     (7,805)
  Maturities of marketable securities.......................     6,455      8,885
                                                              --------    -------
  NET CASH USED IN INVESTING ACTIVITIES.....................    (1,690)    (9,517)
                                                              --------    -------

FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations............      (602)      (558)
  Issuance of common stock pursuant to stock options and
     employee stock purchase plan...........................       414        924
  Dividends paid to shareholders............................    (1,805)      (891)
                                                              --------    -------
  NET CASH USED IN FINANCING ACTIVITIES.....................    (1,993)      (525)
                                                              --------    -------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH...................      (141)      (174)
                                                              --------    -------
  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS........     1,264     (4,940)
                                                              --------    -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    29,132     30,017
                                                              --------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 30,396    $25,077
                                                              ========    =======


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

2. BALANCE SHEET INFORMATION:

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

                                                         JANUARY 31,    JULY 31,
                                                            2001          2000
                                                         -----------    --------
                                                             (IN THOUSANDS)
Inventory:
  Raw materials........................................    $41,491      $31,728
  Work-in-process......................................     19,648       20,724
  Finished goods.......................................     11,610        9,874
                                                           -------      -------
                                                           $72,749      $62,326
                                                           =======      =======
Accrued expenses:
  Accrued employee compensation and benefits...........    $10,245      $10,562
  Accrued warranty.....................................      3,710        3,636
  Other................................................      8,159        5,840
                                                           -------      -------
                                                           $22,114      $20,038
                                                           =======      =======

3. INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES:


     During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People's Republic of China, entered into separate agreements with four investors which resulted in these investors buying an 10.8% equity interest in ASI. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result,

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

the Company's ownership in ASI was reduced to 44.6%. On January 18, 2001, the company name was changed from "Analogic Scientific, Inc." to "Shenzhen Anke High-Tech Co., Ltd" (SAHCO).

     The Company accounts for this investment under the equity method of accounting whereby the Company has adjusted the carrying amount to recognize the Company's share of the earnings or losses, changes in its capital investment and dividends received by the Company.


     As discussed in the prior quarter 10-Q, the Company recently became aware of certain differences between local statutory accounting practice used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP) primarily with respect to the valuation of accounts receivable and inventory and revenue recognition which had not been fully evaluated. During the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis and concluded that adjustments were necessary for prior periods resulting in a reduction in the Company's investment of SAHCO of $2,375,000 (restated) at July 31, 2000 (or $1,808,000 (restated) net of tax effect) which reduced the carrying value of the Company's investment at July 31, 2000 from $6,125,000 to $3,750,000 (restated).



     Additionally, during the quarter ended January 31, 2001, the Company had recognized its share of SAHCO's loss amounting to $1,100,000. After further evaluation, the Company should have recognized a loss amounting to $1,350,000 (an additional $250,000) during the quarter ended January 31, 2001. After taking into consideration the adjustments above (which includes an additional $550,000 reduction to the SAHCO investment from prior periods than previously reported) and the additional loss during the quarter ended January 31, 2001, the carrying value of the Company's investment of SAHCO at January 31, 2001 is reduced from $3,750,000 to $2,400,000.



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

                              ANALOGIC CORPORATION



                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED


                      FINANCIAL STATEMENTS -- (CONTINUED)



     This restatement resulted in the following changes to the investment in and advances to affiliated companies account, retained earnings and to the consolidated statements of income:



                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JANUARY 31,            JANUARY 31,
                                                  --------------------    ------------------
                                                    2001        2000       2001       2000
                                                  --------    --------    -------    -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Equity in net loss of unconsolidated affiliates
  As restated...................................   $  950      $  760     $  139     $1,809
  As reported...................................   $  700      $  760     $  303     $1,809
Provision for income taxes
  As restated...................................   $2,140      $  556     $4,352     $1,700
  As reported...................................   $2,220      $  556     $4,300     $1,700
Net income
  As restated...................................   $4,492      $1,188     $9,131     $3,706
  As reported...................................   $4,662      $1,188     $9,019     $3,706
Net income per share
  As restated -- Basic..........................   $ 0.35      $ 0.09     $ 0.71     $ 0.29
  As reported -- Basic..........................   $ 0.36      $ 0.09     $ 0.70     $ 0.29
  As restated -- Diluted........................   $ 0.34      $ 0.09     $ 0.70     $ 0.29
  As reported -- Diluted........................   $ 0.36      $ 0.09     $ 0.70     $ 0.29



                                                        JANUARY 31,    JULY 31,
                                                           2001          2000
                                                        -----------    --------
                                                            (IN THOUSANDS)
Retained earnings
     As restated......................................   $273,172      $266,127
     As reported......................................   $273,910      $267,935
Investments in and advances to affiliated companies
     As restated......................................   $  3,893      $  4,855
     As reported......................................   $  4,893      $  7,230


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

                              ANALOGIC CORPORATION



                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED


                      FINANCIAL STATEMENTS -- (CONTINUED)


5. COMPREHENSIVE INCOME:

     The following table presents the calculation of comprehensive income and its components for the three and six months ended January 31, 2001 and 2000:


                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JANUARY 31,            JANUARY 31,
                                                           --------------------    ------------------
                                                           RESTATED                RESTATED
                                                             2001        2000        2001       2000
                                                           --------     -------    --------    ------
                                                              (IN THOUSANDS)         (IN THOUSANDS)
Net Income...............................................   $4,492      $1,188     $ 9,131     $3,706
Other Comprehensive Income (Loss) Net of Tax:
  Unrealized holding gains and losses, net of taxes of
    $597,000 and $245,000 for the three months ended
    January 31, 2001 and 2000 and $680,000 and $534,000
    for the six months ended January 31, 2001 and 2000...      913        (545)      1,039     (1,189)
  Foreign currency translation adjustment, net of taxes
    of $485,000 and $268,000 for the three months ended
    January 31, 2001 and 2000, and $89,000 and $259,000
    for the six months ended January 31, 2001 and 2000...      735        (598)       (141)      (578)
                                                            ------      ------     -------     ------
Total Comprehensive Income...............................   $6,140      $   45     $10,029     $1,939
                                                            ======      ======     =======     ======


6. NET INCOME PER SHARE:

     The following table indicates the number of shares utilized in the earnings per share calculations for the three and six months ended January 31, 2001 and 2000, respectively:


                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JANUARY 31,                   JANUARY 31,
                                           --------------------------    --------------------------
                                            RESTATED                      RESTATED
                                              2001           2000           2001           2000
                                           -----------    -----------    -----------    -----------
Net income...............................  $ 4,492,000    $ 1,188,000    $ 9,131,000    $ 3,706,000
                                           ===========    ===========    ===========    ===========
Basic:
  Weighted average number of common
    shares outstanding...................   12,906,106     12,811,208     12,892,049     12,771,893
                                           ===========    ===========    ===========    ===========
  Net income per share...................  $      0.35    $      0.09    $      0.71    $      0.29
                                           ===========    ===========    ===========    ===========
Diluted:
  Weighted average number of common
    shares outstanding...................   12,906,106     12,811,208     12,892,049     12,771,893
  Dilutive effect of stock options.......       99,085         33,106         76,279         46,385
                                           -----------    -----------    -----------    -----------
  Total..................................   13,005,191     12,844,314     12,968,328     12,818,278
                                           ===========    ===========    ===========    ===========
Net income per share.....................  $      0.34    $      0.09    $      0.70    $      0.29
                                           ===========    ===========    ===========    ===========

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Changes in operating assets and liabilities are as follows for the six months ending January 31, 2001 and 2000, respectively:

                                                                SIX MONTHS ENDED
                                                                  JANUARY 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Accounts and notes receivable...............................  $     56    $  6,758
Inventories.................................................   (10,423)    (10,699)
Other current assets........................................      (288)        137
Other assets................................................      (697)       (264)
Accounts payable trade......................................    (1,774)      1,055
Accrued expenses and other current liabilities..............     1,822         (41)
Accrued income taxes........................................    (1,692)     (3,512)
                                                              --------    --------
Net changes in operating assets and liabilities.............  $(12,996)   $ (6,566)
                                                              ========    ========

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


                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JANUARY 31,            JANUARY 31,
                                                       ------------------    --------------------
                                                        2001       2000        2001        2000
                                                       -------    -------    --------    --------
                                                         (IN THOUSANDS)         (IN THOUSANDS)
Revenues:
  Medical Instrumentation Technology Products........  $82,735    $59,845    $155,479    $116,976
  Corporate and Other................................    8,933      5,170      17,786      11,752
                                                       -------    -------    --------    --------
Total................................................  $91,668    $65,015    $173,265    $128,728
                                                       -------    -------    --------    --------
Income before income taxes and minority interest
  (restated):
  Medical Instrumentation Technology Products........  $ 4,833    $   986    $  8,743    $  2,757
  Corporate and Other................................    1,833        806       4,444       2,724
                                                       -------    -------    --------    --------
Total................................................  $ 6,666    $ 1,792    $ 13,187    $  5,481
                                                       -------    -------    --------    --------



                                                              JANUARY 31, 2001    JULY 31, 2000
                                                              ----------------    -------------
Identifiable Assets (Restated):
  Medical Instrumentation Technology Products...............      $211,891          $212,634
  Corporate and Other, including Cash and Marketable
     Securities.............................................       128,409           120,567
                                                                  --------          --------
Total.......................................................      $340,300          $333,201
                                                                  --------          --------

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


     During the first six months of fiscal 2001, the Company's equity investment loss from Shenzhen Anke High-Tech Co., Ltd. (formerly Analogic Scientific, Inc.) was $936,000 (restated). During the first six months of fiscal 2000 the Company determined that SAHCO's results of operations did not warrant a change in the carrying value of the Company's investment.


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


     Net income for the six months ended January 31, 2001 was $9,131,000 (restated) or $.70 per diluted share as compared with $3,706,000 or $.29 per share for the same period last year. The increased performance over prior year was primarily due to increased sales volume of fully featured mid-range of Computed Tomography (CT) systems, digital radiography systems and Automatic Test Equipment (ATE) boards; this was partially offset by the Company's previously discussed share of loss in Shenzhen Anke High-Tech Co., Ltd., and the loss in investment recognized on the value of restricted securities received from a limited partnership.



RESULTS OF OPERATIONS



  Second Quarter Fiscal 2001 (01/31/01) vs. Second Quarter Fiscal 2000 01/31/00)



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


     During the second quarter of fiscal 2001, the Company's investment in Shenzhen Anke High-Tech Co., Ltd. (formerly Analogic Scientific, Inc.) was decreased by $1,350,000 (restated), reflecting the Company's share of US GAAP basis losses. During the second quarter fiscal 2000 the Company determined that SAHCO's results of operations did not warrant a change in the carrying value of the Company's investment.


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


     Net income for the second quarter ended January 31, 2001 was $4,492,000 (restated) or $.34 per diluted share as compared with $1,188,000 or $.09 per share for the same period last year. The increase of $3,304,000 in net income over prior year was primarily due to increased sales volume of fully featured mid-range of Computed Tomography (CT) systems, digital radiography systems and Automatic Test Equipment (ATE) boards; partially offset by the Company's share of loss in Shenzhen High-Tech Co. and the loss in investment recognized on the value of restricted securities received from a limited partnership.



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



     During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People's Republic of China, entered into separate agreements with four investors which resulted in these investors buying an 10.8% equity interest in ASI. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company's ownership in ASI was reduced to 44.6%. On January 18, 2001, the company name was changed from "Analogic Scientific, Inc." to "Shenzhen Anke High-Tech Co., Ltd" (SAHCO).



     The Company accounts for this investment under the equity method of accounting whereby the Company has adjusted the carrying amount to recognize the Company's share of the earnings or losses, changes in its capital investment and dividends received by the Company.



     The Company recently became aware of certain differences between local statutory accounting practice used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP) primarily with respect to the valuation of accounts receivable and inventory and revenue recognition with had not been fully evaluated.



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



     Additionally, during the quarter ended January 31, 2001, the Company had recognized its share of SAHCO's loss amounting to $1,100,000. After further evaluation, the Company should have recognized a loss amounting to $1,350,000 (an additional $250,000) during the quarter ended January 31, 2001. After taking into consideration the adjustments above (which includes an additional $550,000 reduction to the SAHCO investment from prior periods than previously reported) and the additional loss during the quarter ended January 31, 2001, the carrying value of the Company's investment of SAHCO at January 31, 2001 is reduced from $3,750,000 to $2,400,000.



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



     Accounts payable trade decreased by $1,774,000 for the six months ending January 31, 2001.


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