Form 10-Q
period 2001-04-30
ANALOGIC CORP
filed 2001-06-13
CIK 6284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE PERIOD ENDED APRIL 30, 2001

                                   OR


    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO


                         COMMISSION FILE NUMBER 0-6715

                             ---------------------

                              ANALOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                    04-2454372
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

              8 CENTENNIAL DRIVE                                   01960
            PEABODY, MASSACHUSETTS                               (Zip Code)
   (Address of principal executive offices)

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

     The number of shares of Common Stock outstanding at May 31, 2001 was 13,017,225.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANALOGIC CORPORATION

                                     INDEX

                                                                            PAGE NO
                                                                            -------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets as of April 30, 2001
            and July 31, 2000...........................................        2
            Condensed Consolidated Statements of Income for the Three
            and Nine Months Ended April 30, 2001 and 2000...............        3
            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended April 30, 2001 and 2000........................        4
            Notes to Unaudited Condensed Consolidated Financial
            Statements..................................................      5-8

  Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition..........................     9-15

  Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk........................................................       16
  Signatures............................................................       17

                              ANALOGIC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              APRIL 30,       JULY 31,
                                                                2001      2000 (NOTES 1,3)
                                                              ---------   ----------------
                                                                              RESTATED
                           ASSETS
Current assets:
     Cash and cash equivalents..............................  $ 31,119        $ 29,132
     Marketable securities, at market.......................    78,441          87,242
     Accounts and notes receivable, net of allowance for
      doubtful accounts of $988 at April 30, 2001 and $1,010
      at July 31, 2000......................................    68,772          63,437
     Inventories (Note 2)...................................    72,752          62,326
     Deferred income taxes..................................     8,067           8,511
     Other current assets...................................     6,933           5,239
                                                              --------        --------
          Total current assets..............................   266,084         255,887
Property, plant and equipment, net..........................    66,555          63,524
Investments in and advances to affiliated companies (Note
  3)........................................................     4,088           4,855
Capitalized software, net...................................     5,981           5,368
Other assets................................................     4,025           3,567
                                                              --------        --------
          Total assets......................................  $346,733        $333,201
                                                              ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Mortgage and other notes payable.......................  $    367        $    363
     Obligations under capital leases.......................       328             714
     Accounts payable, trade................................    22,295          20,015
     Accrued liabilities (Note 2)...........................    19,878          20,038
     Accrued income taxes...................................       401           1,780
                                                              --------        --------
          Total current liabilities.........................    43,269          42,910
Long-term debt:
     Mortgage and other notes payable.......................     4,951           5,265
     Obligations under capital leases.......................       658             374
                                                              --------        --------
                                                                 5,609           5,639
Deferred income taxes.......................................     2,620           2,519
Excess of acquired net assets over cost, net................        --             104
Minority interest in subsidiary.............................     4,227           4,268
Commitment (Note 7)

Stockholders' equity:
     Common stock, $.05 par value...........................       703             699
     Capital in excess of par value.........................    31,931          27,703
     Retained earnings......................................   277,118         266,127
     Accumulated other comprehensive income.................    (1,843)         (2,118)
     Treasury stock, at cost................................   (11,361)        (11,869)
     Unearned compensation..................................    (5,540)         (2,781)
                                                              --------        --------
          Total stockholders' equity........................   291,008         277,761
                                                              --------        --------
          Total liabilities and stockholders' equity........  $346,733        $333,201
                                                              ========        ========

   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        APRIL 30,              APRIL 30,
                                                    ------------------    --------------------
                                                     2001       2000        2001        2000
                                                    -------    -------    --------    --------
Net revenue:
     Product......................................  $81,449    $66,837    $235,889    $178,690
     Engineering..................................    6,852      5,323      18,920      15,774
     Other revenue................................    2,785      2,910       9,542       9,334
                                                    -------    -------    --------    --------
          Total net revenue.......................   91,086     75,070     264,351     203,798
                                                    -------    -------    --------    --------
Costs of sales:
     Product......................................   52,200     41,287     151,192     111,507
     Engineering..................................    5,367      4,346      15,398      13,082
     Other........................................    1,669      1,508       4,901       4,496
                                                    -------    -------    --------    --------
          Total cost of sales.....................   59,236     47,141     171,491     129,085
                                                    -------    -------    --------    --------
Gross margin......................................   31,850     27,929      92,860      74,713
Operating expenses:
     Research and product development.............   10,641      8,805      30,134      27,741
     Selling and marketing........................    8,813      6,728      24,115      19,015
     General and administrative...................    7,909      6,396      22,902      17,729
                                                    -------    -------    --------    --------
                                                     27,363     21,929      77,151      64,485
Income from operations............................    4,487      6,000      15,709      10,228
Other (income) expense:
     Interest income, net.........................   (1,314)    (1,404)     (4,254)     (4,419)
     Equity in unconsolidated affiliates..........   (1,331)       137      (1,192)      1,946
     Other, net...................................       94         10         516         (37)
                                                    -------    -------    --------    --------
                                                     (2,551)    (1,257)     (4,930)     (2,510)
Income before income taxes and minority
  interest........................................    7,038      7,257      20,639      12,738
Provision for income taxes........................    2,006      2,250       6,358       3,950
Minority interest.................................      176         10         294          85
                                                    -------    -------    --------    --------
Net Income........................................  $ 4,856    $ 4,997    $ 13,987    $  8,703
                                                    =======    =======    ========    ========
Earnings per common share: (Note 6)
     Basic........................................  $  0.37    $  0.39    $   1.08    $   0.68
     Diluted......................................  $  0.37    $  0.39    $   1.07    $   0.68

   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                   APRIL 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
OPERATING ACTIVITIES:
  Net Income................................................  $ 13,987    $  8,703
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred income taxes..................................       545      (1,190)
     Depreciation and amortization..........................    10,128       9,793
     Minority interest in net income of consolidated
      subsidiaries..........................................       294          85
     Allowance for doubtful accounts........................       (22)        587
     Gain on sale of equipment..............................       (51)        (61)
     Excess of equity in (gain)loss of unconsolidated
      affiliates............................................    (1,192)      1,946
     Loss on investment.....................................       487
     Compensation from stock grants.........................       734         444
     Net changes in operating assets and liabilities (Note
      8)....................................................   (17,529)    (21,281)
                                                              --------    --------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......     7,381        (974)
                                                              --------    --------

INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies.......                (2,744)
  Return of investment from affiliated company..............     1,000
  Additions to property, plant and equipment................   (11,940)     (9,481)
  Capitalized software......................................    (2,369)     (2,474)
  Proceeds from sale of property, plant and equipment.......       109          92
  Purchases of marketable securities........................                (7,805)
  Maturities of marketable securities.......................    10,320      11,905
                                                              --------    --------
  NET CASH USED IN INVESTING ACTIVITIES.....................    (2,880)    (10,507)
                                                              --------    --------

FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations............      (412)       (770)
  Issuance of common stock pursuant to stock options and
     employee stock purchase plan...........................     1,230         941
  Dividends paid to shareholders............................    (2,714)     (2,689)
                                                              --------    --------
  NET CASH USED IN FINANCING ACTIVITIES.....................    (1,896)     (2,518)
                                                              --------    --------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH...................      (618)        (25)
                                                              --------    --------
  NET INCREASE (DECREASE) IN CASH AND CASH EQIVALENTS.......     1,987     (14,024)
                                                              --------    --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    29,132      30,017
                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 31,119    $ 15,993
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements of Analogic Corporation (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results of operations of the Company for all periods presented and the financial position of the Company as of the dates presented. The results of the operations for the three and nine months ended April 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2001 or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on October 20, 2000, as amended by the Company's Form 10K/A as filed with the Securities and Exchange Commission on December 12, 2000, and the Company's Form 10K/A, as filed with the Securities and Exchange Commission on June 4, 2001.

     The financial statements are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 2000 contains data derived from audited financial statements.

     Certain financial statement items have been reclassified to conform to the current year's financial presentation format.

2.  BALANCE SHEET INFORMATION:

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

                                                              APRIL 30,    JULY 31,
                                                                2001         2000
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Inventory:
     Raw materials..........................................   $40,768     $31,728
     Work-in-process........................................    21,436      20,724
     Finished goods.........................................    10,548       9,874
                                                               -------     -------
                                                               $72,752     $62,326
                                                               =======     =======
Accrued liabilities:
     Employee compensation and benefits.....................   $ 9,869     $10,562
     Warranty...............................................     3,500       3,636
     Deferred revenue.......................................     2,760       2,309
     Customer deposit.......................................     1,293         463
     Other..................................................     2,456       3,068
                                                               -------     -------
                                                               $19,878     $20,038
                                                               =======     =======

                              ANALOGIC CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

3.  INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES:

     A. Investment in Shenzhen Anke-Tech Co., Ltd:

     During October 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People's Republic of China, entered into separate agreements with four investors which resulted in these investors buying an 10.8% equity interest in ASI from its existing investors. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company's ownership in ASI was reduced by 5.4% to 44.6%. On January 18, 2001, the company name was changed from "Analogic Scientific, Inc." to "Shenzhen Anke High-Tech Co., Ltd"(SAHCO).

     The Company accounts for this investment under the equity method of accounting whereby the Company adjusts its investment balance to recognize its share of SAHCO's earnings or losses, changes in SAHCO's capital investment and dividends received.

     SAHCO has historically provided the Company with current quarterly information regarding its financial results. To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. Generally Accepted Accounting Principles (GAAP), the Company changed, effective with the quarter ended October 31, 2000, its method of recording SAHCO's financial results and uses the previous quarter's financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied quarterly delay in recording its equity-based accounting.

     During fiscal 2001 the Company became aware of certain differences between local statutory accounting practices used by SAHCO and U.S. GAAP primarily with respect to the valuation of accounts receivable and inventory and revenue recognition. During the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis and concluded that adjustments were necessary for prior periods resulting in a reduction in the Company's investment in SAHCO of $2,375,000 at July 31, 2000 (or $1,808,000 net of tax effect) which reduced the carrying value of the Company's investment at July 31, 2000 from $6,125,000 to $3,750,000.

     As a result of the sale of a 5.4% equity interest in SAHCO, the Company recognized a gain of $810,000 in the quarter ended April 30, 2001. In addition, the Company recognized its share of SAHCO's quarterly profit of $15,000 in the quarter ended April 30, 2001. The carrying value of the Company's investment in SAHCO at April 30, 2001 was $3,225,000.

     B. Other Investments:

     During the quarter ended April 30, 2001 the Company received $1,000,000 as a return on investment from a joint venture which generated income from license related royalties based upon sales of medical imaging equipment.

4.  DIVIDENDS:

     The Company declared dividends of $.07 per common share on June 12, 2001, payable July 10, 2001 to shareholders of record on June 26, 2001. The Company declared dividends of $ .07 per common share on March 15, 2001, payable on April 12, 2001 to shareholders of record on March 29, 2001, $.07 per common share on December 5, 2000, payable on January 9, 2001 to shareholders of record on December 26, 2000 and $.07 per common share on October 12, 2000, payable on November 10, 2000 to shareholders of record on October 27, 2000.

                              ANALOGIC CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

5.  COMPREHENSIVE INCOME:

     The following table presents the calculation of total comprehensive income and its components:

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            APRIL 30,             APRIL 30,
                                                        ------------------    ------------------
                                                         2001       2000       2001       2000
                                                        -------    -------    -------    -------
                                                          (IN THOUSANDS)        (IN THOUSANDS)
Net Income............................................  $4,856     $4,997     $13,987    $ 8,703
Other Comprehensive Income (Loss) Net of Tax:
     Unrealized holding gains and losses, net of taxes
       of $80 and $58 for the three months ended April
       30, 2001 and 2000 and $600 and $592 for the
       nine months ended April 30, 2001 and 2000......    (121)      (130)        918     (1,319)
     Foreign currency translation adjustment, net of
       taxes of $328 and $270 for the three months
       ended April 30 , 2001 and 2000, and $417 and
       $530 for the nine months ended April 30, 2001
       and 2000.......................................    (502)      (602)       (643)    (1,179)
                                                        ------     ------     -------    -------
Total Comprehensive Income............................  $4,233     $4,265     $14,262    $ 6,205
                                                        ======     ======     =======    =======

6.  NET INCOME PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      APRIL 30,                   APRIL 30,
                                              -------------------------   -------------------------
                                                 2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
Net income..................................  $ 4,856,000   $ 4,997,000   $13,987,000   $ 8,703,000
                                              ===========   ===========   ===========   ===========
Basic:
     Weighted average number of common
       shares outstanding...................   12,992,491    12,857,841    12,900,504    12,800,207
                                              ===========   ===========   ===========   ===========
     Net income per share...................  $      0.37   $      0.39   $      1.08   $      0.68
                                              ===========   ===========   ===========   ===========
Diluted:
     Weighted average number of common
       shares outstanding...................   12,992,491    12,857,841    12,900,504    12,800,207
     Dilutive effect of stock options.......      134,650        82,318       143,604        58,362
                                              -----------   -----------   -----------   -----------
     Total..................................   13,127,141    12,940,159    13,044,108    12,858,569
                                              ===========   ===========   ===========   ===========
Net income per share........................  $      0.37   $      0.39   $      1.07   $      0.68
                                              ===========   ===========   ===========   ===========

7.  COMMITMENT:

     The Company's Danish subsidiary B-K Medical A/S announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacture of specialized diagnostic ultrasound equipment at an estimated cost of $15.5 million. The new facility, due for completion in April 2002, will host manufacturing, R&D, service, marketing, sales and administrative functions.

                              ANALOGIC CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Changes in operating assets and liabilities are as follows:

                                                               NINE MONTHS ENDED
                                                                   APRIL 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Accounts and notes receivable...............................  $ (6,428)   $   (755)
Accounts receivable from affiliates.........................     1,111         (28)
Inventories.................................................   (10,442)    (17,342)
Other current assets........................................    (1,694)       (372)
Other assets................................................      (456)     (2,179)
Accounts payable trade......................................     2,290       4,177
Accrued expenses and other current liabilities..............       (75)     (2,831)
Accrued income taxes........................................    (1,835)     (1,951)
                                                              --------    --------
Net changes in operating assets and liabilities.............  $(17,529)   $(21,281)
                                                              ========    ========

9.  SEGMENT INFORMATION:

     The Company's operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that both manufacture and market products for medical and industrial use. The other segment represents the Company's hotel operation, and other Company's operations, which do not meet the materiality requirements of the statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," and thus are not required to be separately disclosed. The table below presents information about the Company's reportable segments for the periods presented:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               APRIL 30,             APRIL 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
                                                            (IN THOUSANDS)        (IN THOUSANDS)
Revenues:
     Medical Instrumentation Technology Products........  $81,448    $68,675    $236,285   $184,923
     Corporate and Other................................    9,638      6,395      28,066     18,875
                                                          -------    -------    --------   --------
Total...................................................  $91,086    $75,070    $264,351   $203,798
                                                          -------    -------    --------   --------
Income before income taxes and minority interest:
     Medical Instrumentation Technology Products........  $ 5,335    $ 6,064    $ 14,492   $  8,821
     Corporate and Other................................    1,703      1,193       6,147      3,917
                                                          -------    -------    --------   --------
Total...................................................  $ 7,038    $ 7,257    $ 20,639   $ 12,738
                                                          -------    -------    --------   --------

                                                              APRIL 30, 2001   JULY 31, 2000
                                                              --------------   -------------
Identifiable Assets:
     Medical Instrumentation Technology Products............     $231,658        $212,634
     Corporate and Other, including Cash and Marketable
      Securities............................................      115,075         120,567
                                                                 --------        --------
Total.......................................................     $346,733        $333,201
                                                                 --------        --------

                              ANALOGIC CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

  NINE MONTHS FISCAL 2001 (04/30/01) VS. NINE MONTHS FISCAL 2000 (04/30/00)

     Product revenue for the nine months ended April 30, 2001 was $235,889,000 as compared to $178,690,000 for the same period last year, an increase of 32%. The increase in revenue of $57,199,000 was due to an increase in sales of Medical Technology Products of $51,256,000 or 40%, primarily due to increased demand for fully featured mid-range Computed Tomography (CT) systems, digital radiography systems, patient monitors, and advanced cardiovascular information management systems; an increase in sales of $11,246,000 or 67%, in Industrial Technology Products due to demand for the Company's high frequency, Automatic Test Equipment (ATE) boards; partially offset by a decrease in Signal Processing Technology Products of $5,303,000 or 15%, caused by a dramatic downturn in demand for its network access boards for the Internet Telephony market. Engineering revenue for the nine months ended April 30, 2001 was $18,920,000 as compared to $15,774,000 for the same period last year, an increase of 20%. The increase of $3,146,000 was primarily due to customer funded projects for developing imaging products and Media Gateway Systems. Other revenue represents revenue from the Hotel operation.

     Product cost of sales for first the nine months of fiscal 2001 was 64% of product revenue compared to 62% for the same period last year. The increase in product cost as percentage of product revenue was primarily due to higher manufacturing costs and changes in product mix. Engineering cost of sales for the first nine months of fiscal 2001 was 81% of engineering revenue or compared to 83% for the same period last year. Other cost of sales represents costs associated with the Hotel operation.

     Research and product development expenses were $30,134,000 or 11% of total revenue, for the first nine months of fiscal 2001, as compared to $27,741,000 or 14% of total revenue for the same period of the prior year. The increase of $2,393,000 was due to the continuing research and development activities across all of the Company's product lines.

     Selling and marketing expenses were $24,115,000 or 9% of total revenue, and $19,015,000 or 9% of total revenue, for the first nine months of fiscal 2001, and 2000, respectively. The increase of $5,100,000 was due to higher personnel and related selling costs of approximately $2,600,000 for the Company's Camtronic subsidiary which is continuing its efforts of selling products directly to end users as compared to its prior practice of selling through OEMs. The remaining increase of $2,500,000 is primarily associated with additional selling and marketing efforts to support the Company's revenue growth.

     General and administrative expenses for the first nine months of fiscal 2001 were $22,902,000 as compared to $17,729,000 for the same period last year, or 9% of total revenue in both periods. The increase of $5,173,000 was primarily due to higher personnel and other related costs to support the Company's growth.

     Computer software costs of $2,366,000 and $2,434,000 were capitalized in the first nine months of fiscal 2001 and 2000, respectively. Amortization of capitalized software amounted to $1,389,000 and $1,326,000 in the first nine months of fiscal 2001 and 2000, respectively, and is included in research and product development expenses.

     Interest income, net of interest expense, for the first nine months of fiscal 2001 was $4,254,000 as compared with $4,419,000 for the same period last year. Interest income, net represents primarily interest earned on marketable securities.

     During the nine months ended April 30, 2001, the Company recorded income of $1,192,000 related to equity in unconsolidated affiliates. The amount primarily consists of a profit of $1,245,000 related to its share in a joint venture that generated income from license related royalties based upon sales of medical imaging equipment. This was partially offset by the Company's share of net losses of $111,000 from the Company's investment in SAHCO. During the nine months ended April 30, 2000, the Company recorded losses of $1,946,000 related to equity in its unconsolidated affiliates. The Company recorded its share of losses in a joint venture of $2,267,000 related to research and development costs for the design and manufacture of medical equipment. This joint venture was restructured during fiscal 2000 whereby the joint venture received license related royalties based upon the sales of medical imaging equipment. This loss was partially offset by a gain of $450,000 reflecting the Company's share of profit of SAHCO.

     Other expenses of $516,000 during the nine months ended April 30, 2001 are mainly related to a writedown of approximately $487,000 which reflects the difference between the Company's investment cost and the current market value of the restricted securities the Company received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested.

     The effective tax rate for the first nine months of fiscal 2001 and 2000 was 31%.

     Net income for the nine months ended April 30, 2001 was $13,987,000 or $1.07 per diluted share as compared with $8,703,000 or $.68 per diluted share for the same period last year. The increased performance over the prior year was primarily due to increased sales volume of fully featured mid-range Computed Tomography (CT) systems, Automatic Test Equipment (ATE) boards and advanced cardiovascular radiography systems partially offset by the Company's previously discussed share of loss in SAHCO and the writedown of the investment in restricted securities received from a limited partnership to market value.

RESULTS OF OPERATIONS

  THIRD QUARTER FISCAL 2001 (04/30/01) VS. THIRD QUARTER FISCAL 2000 (04/30/00)

     Product revenue for the three months ended April 30, 2001 was $81,449,000 as compared to $66,837,000 for the same period last year, an increase of 22%. The increase of $14,612,000 was primarily due to an increase in sales of Medical Technology Products of $17,759,000 or 38%, due to increased demand for fully featured mid-range Computed Tomography (CT) systems, patient monitors, and advanced cardiovascular information management systems, partially offset by a decrease in sales of $3,371,000 or 27%, in Signal Processing Technology Products primarily due to lower sales to the telecommunications market. Engineering revenue for the three months ended January 31, 2001 was $6,852,000 as compared to $5,323,000 for the same period last year, an increase of 29%. The increase was primarily due to customer funded projects for developing imaging products and Media Gateway systems. Other revenue represents revenue from the Hotel operation.

     Product cost of sales was 64% of product revenue for the third quarter of fiscal 2001, versus 62% for the third quarter of the prior year. The increase in product cost was primarily due to higher manufacturing costs and changes in product mix. Engineering cost of sales was 78% of engineering revenue for the third quarter of fiscal 2001 as compared to 82% for the same period last year. Other cost of sales represents operating costs associated with the Hotel operation.

     Research and product development expenses for the third quarter of fiscal 2001 were $10,641,000, as compared to $8,805,000, for the same period last year. The increase of $1,836,000 was due to continuing research and development activities across all of the Company product lines. Research and product development expenses were 12% of total revenue for the third quarter of both fiscal 2001 and 2000.

     Selling and marketing expenses for the third quarter of fiscal 2001 were $8,813,000, or 10% of total revenue, as compared to $6,728,000 or 9% of total revenue, for the same period last year. The increase of $2,085,000 was due to higher personnel-related costs of approximately $1,000,000 to support Camtronics expanding its direct selling operations. The remaining increase of $1,085,000 was primarily due to selling and marketing to support the Company's revenue growth.

     General and administrative expenses for the third quarter of fiscal 2001 were $7,909,000, as compared to $6,396,000, for the same period last year, or 9% of total revenue in both periods. The increase of $1,513,000 was primarily due to higher personnel and other related costs to support the Company's growth.

     Computer Software costs of $726,000 and $953,000 were capitalized in the third quarter of fiscal 2001 and 2000, respectively. Amortization of capitalized software amounted to $293,000 and $423,000 in the third quarter of fiscal 2001 and 2000, respectively, and is included in research and product development expenses.

     Interest income, net of interest expense, for the third quarter of fiscal 2001 was $1,314,000, as compared with $1,404,000 for the same period last year. Interest income, net represents primarily interest earned on marketable securities.

     During the third quarter of fiscal 2001, the Company recorded a gain of $1,331,000 related to equity in unconsolidated affiliates. This gain consists primarily of $525,000 from the Company's share of profit in a joint venture, a gain of $15,000 reflecting the Company's share of profits in SAHCO, and a gain of $810,000 resulting from the sale of a 5.4% equity interest in SAHCO to a group of investors. During the three months ended April 30, 2000, the Company recorded a loss of $137,000 related to equity in its unconsolidated affiliates. The Company recorded a loss in a joint venture of $485,000 related to research and development costs for the design and manufacture of medical equipment. This loss was partially offset by a gain of $450,000 reflecting the Company's investment share of profit in SAHCO.

     Other expenses of $94,000 for the third quarter ended April 30, 2001 are mainly related to a writedown of approximately $155,000 reflecting the difference between the Company's investment cost and the current market value of the restricted securities the Company received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested.

     The effective tax rate for the third quarter of fiscal 2001 and 2000 was 29% and 31%, respectively. The decrease was due to an increase in the utilization of a federal research and development credits.

     Net income for the third quarter ended April 30, 2001 was $4,856,000 or $.37 per diluted share as compared with $4,997,000 or $.39 per share for the same period last year. The decrease of $141,000 in net income over the prior year was primarily attributable to a reduction in revenue and gross margin due to the downturn in demand for Industrial Technology and Signal Processing Products, which are sold primarily to the semiconductor and telecommunications industries, increased operating expenses, the writedown of the investment in restricted securities received from a limited partnership, partially offset by the Company's share of profit in SAHCO.

FINANCIAL CONDITION

     Cash generated by operations in the first nine months of fiscal 2001 was $7,381,000 compared to $974,000 used in operations during the same period of the prior year. This increase was primarily the result of improved operating income and increased income from equity investments. Operating cash flow generated by the Company along with maturities of marketable securities of $10,320,000 was used to invest in property, plant and equipment of $11,940,000, pay dividends of $2,714,000, and fund other investing and financing activities.

     The Company's balance sheet reflects a current ratio of 6.1 to 1 at April 30, 2001 compared to 6.0 to 1 at July 31, 2000. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company's debt to equity ratio was 0.19 to 1 at April 30, 2001 and 0.20 to 1 at July 31, 2000. Management does not anticipate any difficulties in financing operations at anticipated levels.

     The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2001 due to the short maturities of these instruments.

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

     Accounts and notes receivable increased $5,335,000 during the nine months ended April 30, 2001, primarily due to revenue increase. The days sales outstanding (DSO) increased from 61 to 62 days during this period.

     Inventory increased $10,426,000 during the nine months ended April 30, 2001 primarily due to increased raw materials. During this period the Company made the decision to procure adequate supplies of key components to ensure that it could meet customer requirements and support the Company's revenue growth.

     The Company's Danish subsidiary B-K Medical A/S announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacture of specialized diagnostic ultrasound equipment at an estimated cost of $15.5 million. The new facility, due for completion in April 2002, will host manufacturing, R&D, service, marketing, sales and administrative functions.

     During October 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People's Republic of China, entered into separate agreements with four investors which resulted in these investors buying an 10.8% equity interest in ASI from its existing investors. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company's ownership in ASI was reduced by 5.4% to 44.6%. On January 18, 2001, the company name was changed from "Analogic Scientific, Inc." to "Shenzhen Anke High-Tech Co., Ltd" (SAHCO).

     The Company accounts for this investment under the equity method of accounting whereby the Company adjusts its investment balance to recognize its share of SAHCO's earnings or losses, changes in SAHCO's capital investment and dividends received.

     SAHCO has historically provided the Company with current quarterly information regarding its financial results. To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. Generally Accepted Accounting Principles (GAAP), the Company changed, effective with the quarter ended October 31, 2000 its method of recording SAHCO's financial results and will use the previous quarters financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied quarterly delay in recording its equity-based accounting.

     During fiscal 2001 the Company became aware of certain differences between local statutory accounting practices used by SAHCO and GAAP primarily with respect to the valuation of accounts receivable and inventory and revenue recognition. During the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis and concluded that adjustments were necessary for prior periods resulting in a reduction in the Company's investment in SAHCO of $2,375,000 at July 31, 2000 (or $1,808,000 net of tax effect) which reduced the carrying value of the Company's investment at July 31, 2000 from $6,125,000 to $3,750,000.

     As a result of the sale of a 5.4% equity interest in SAHCO the Company recognized a gain of $810,000 in the quarter ended April 30, 2001. In addition the Company recognized in the quarter ended April 30, 2001 its share of SAHCO's quarterly profit of $15,000. The carrying value of the Company's investment in SAHCO at April 30, 2001 was $3,225,000.

     Other assets increased $458,000 for the nine months ending April 30, 2001. The increase was primarily due to goodwill of $473,000, net of amortization, resulting from Camtronics' acquisition of certain assets and property rights related to a third party proprietary product which will be sold by Camtronics.

FORWARD LOOKING STATEMENTS

     This report on Form 10-Q contains statements which, to the extent that they are not recitation of historical facts, constitute "forward looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, involve risk and uncertainties and actual events and results may differ significantly from those indicated in any forward-looking statements as a result of a number of factors, including those discussed below.

                                  RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS. ANY OF THESE RISKS COULD HAVE A MATERIAL AND NEGATIVE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

BECAUSE A SIGNIFICANT PORTION OF OUR REVENUE CURRENTLY COMES FROM A SMALL NUMBER OF CUSTOMERS, ANY DECREASE IN REVENUE FROM THESES CUSTOMERS COULD HARM OUR OPERATING RESULTS.

     We depend on a small number of customers for a large portion of our business, and changes in our customers' orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our total net sales for our three largest customers in any of the last three fiscal years and the percentage of our total net sales to our ten largest customers in those years:

                                                          YEAR ENDED JULY 31,
                                                          --------------------
                                                          2000    1999    1998
                                                          ----    ----    ----
Philips.................................................   16%     18%     16%
General Electric........................................   10%      8%      8%
Toshiba.................................................    9%      9%     --
Imation.................................................   --      --       7%
Ten largest customers as a group........................   60%     60%     56%

     Although we are seeking to broaden our customer base, we will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases after timely notice.

     In addition, we generate significant accounts receivable in connection with the products we sell and the services we provide to our major customers. Although our major customers are large corporations, if one or more of our customers were to become insolvent or otherwise be unable to pay for our services, our operating results and financial condition could be adversely affected.

COMPETITION FROM EXISTING OR NEW COMPANIES IN THE MEDICAL INSTRUMENTATION TECHNOLOGY INDUSTRY COULD CAUSE US TO EXPERIENCE DOWNWARD PRESSURE ON PRICES, FEWER CUSTOMER ORDERS, REDUCED MARGINS, THE INABILITY TO TAKE ADVANTAGE OF NEW BUSINESS OPPORTUNITIES AND THE LOSS OF MARKET SHARE.

     We operate in a highly competitive industry. We are subject to competition based upon product design, performance, pricing, quality and service and we believe our innovative engineering and product reliability have been important factors in our growth. While we try to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

     Our competitors include divisions of some larger, more diversified organizations as well as several specialized companies. Some of them have greater resources and larger staffs than we have.

     Many of our OEM customers and potential OEM customers have the capacity to design and manufacture the products we manufacture for themselves. We face competition from research and product development groups and the manufacturing operations of our current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing.

WE DEPEND ON OUR SUPPLIERS, SOME OF WHICH ARE THE SOLE SOURCE FOR OUR COMPONENTS, AND OUR PRODUCTION WOULD BE SUBSTANTIALLY CURTAILED IF THESE SUPPLIERS ARE NOT ABLE TO MEET OUR DEMANDS AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

     We order raw materials and components to complete our customers' orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronics components. If a significant shortage of raw materials or components were to occur, we may have to delay shipments or pay premium pricing, which would adversely affect our operating results. In some cases, supply shortages of particular components will substantially curtail production of products using these components. We are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results. We also depend on a small number of suppliers, some of whom are affiliated with customers or competitors and others of whom may be small, poorly financed companies, for many of the other raw materials and components that we use in our business. If we are unable to continue to purchase these raw materials and components from our suppliers, our operating results would be adversely affected. Because many of our costs are fixed, our margins depend on our volume of output at our facilities and a reduction in volume will adversely affect our margins.

IF WE ARE LEFT WITH EXCESS INVENTORY, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

     Because of long-lead times and specialized product designs, we typically purchase components and manufacture products for customer orders or in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the products we are manufacturing, our customers may not purchase all of the products we have manufactured or for which we have purchased components. In either event, we would attempt to recoup our materials and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent we are unsuccessful in recouping our material and manufacturing costs, not only would our net sales be adversely affected, but also our operating results would be disproportionately adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.

UNCERTAINTIES AND ADVERSE TRENDS AFFECTING OUR INDUSTRY OR ANY OF OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our business depends primarily on a specific segment of the electronics industry, medical instrumentation technology products, which is subject to rapid technological change and pricing and margin pressure. This industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase and use of medical capital equipment could also affect our sales. Our customers' markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry, in general, or any of our major customers, in particular, may adversely affect our operating results. Our businesses outside the medical instrumentation technology product sector are subject to the same or greater technological and cyclical pressures.

OUR CUSTOMERS' DELAY OR INABILITY TO OBTAIN ANY NECESSARY UNITED STATES OR FOREIGN REGULATORY CLEARANCES OR APPROVALS FOR THEIR PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Our products are used by a number of our customers in the production of medical devices that are the subject of a high level of regulatory oversight. A delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for products could have a material adverse effect on our business.

The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, may be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance or approval by the FDA. Medical devices sold in the United States must also be manufactured in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacture, sale and use of medical devices. Medical device products are also subject to approval and regulation by foreign regulatory and safety agencies.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS, WHICH COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     Our annual and quarterly results may vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

     These factors include:

     - variations in the timing and volume of customer orders relative to our manufacturing capacity;

     - introduction and market acceptance of our customers' new products;

     - changes in demand for our customers' existing products;

     - the timing of our expenditures in anticipation of future orders;

     - effectiveness in managing our manufacturing processes;

     - changes in competitive and economic conditions generally or in our customers' markets;

     - changes in the cost or availability of components or skilled labor; and

     - foreign currency exposure.

     As is the case with many technology companies, we typically ship a significant portion of our products in the last month of a quarter. As a result, any delay in anticipated sales is likely to result in the deferral of the associated revenue beyond the end of a particular quarter, which would have a significant effect on our operating results for that quarter. In addition, most of our operating expenses do not vary directly with net sales and are difficult to adjust in the short term. As a result, if net sales for a particular quarter were below our expectations, we could not proportionately reduce operating expenses for that quarter, and, therefore, that revenue shortfall would have a disproportionate adverse effect on our operating results for that quarter.

LOSS OF ANY OF OUR KEY PERSONNEL COULD HURT OUR BUSINESS BECAUSE OF THEIR INDUSTRY EXPERIENCE AND THEIR TECHNOLOGICAL EXPERTISE.

     We operate in a highly competitive industry and depend on the services of our key senior executives and our technological experts. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically engineering and operations personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully.

IF WE ARE UNABLE TO MAINTAIN OUR TECHNOLOGICAL EXPERTISE IN RESEARCH AND PRODUCT DEVELOPMENT AND MANUFACTURING PROCESSES WE WILL NOT BE ABLE TO SUCCESSFULLY COMPETE.

     We believe that our future success will depend upon our ability to provide research and product development and manufacturing services that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, we continually evaluate the advantages and feasibility of new product design and manufacturing processes. We cannot, however, provide assurance that our development efforts will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                 ANALOGIC CORPORATION
                                                 Registrant


Date: June 13, 2001                              /s/ THOMAS J. MILLER, JR.
                                                 -------------------------------------------
                                                 Thomas J. Miller, Jr.
                                                 Chief Executive Officer and President

Date: June 13, 2001                              /s/ JOHN J. MILLERICK
                                                 -------------------------------------------
                                                 John J. Millerick
                                                 Senior Vice President, Chief Financial
                                                 Officer and Treasurer (Principal Financial
                                                 and Accounting Officer)