Form 10-K
period 2001-07-31
ANALOGIC CORP
filed 2001-10-26
CIK 6284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



             FOR THE FISCAL YEAR ENDED: JULY 31, 2001




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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at August 31, 2001 was approximately $314,440,000.

     Number of shares of Common Stock outstanding at August 31, 2001: 13,224,267

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     (a) Developments During Fiscal 2001

     Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as "Analogic" or the "Company") for the fiscal year ended July 31, 2001, were $360.6 million as compared to $291.6 million for fiscal 2000, an increase of 24%. Net income for fiscal 2001 was $15.2 million, or $1.17 per diluted share as compared to $14.1 million or $1.09 per diluted share for fiscal 2000. Net income for fiscal 2001 includes a write-down of $3.2 million of certain assets of Anatel Communications Corporation, a wholly owned subsidiary.

     The Company's Danish subsidiary B-K Medical Systems A/S (B-K) announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacture of specialized diagnostic ultrasound equipment at an estimated cost of $15.5 million. The new facility, scheduled for completion in May 2002, will host manufacturing, research and development, service, marketing, sales and administrative functions. The new facility is expected to be financed by a combination of internally generated cash and borrowings.

     In July 2001, the Company's ownership of Camtronics Medical Systems, Ltd. (formerly Camtronics, Ltd.) increased from 81% to 100 %, as a result of the Company acquiring all outstanding shares of Camtronics common stock. The Company issued 190,255 shares of common stock from its treasury, for a value of $7.6 million, to acquire the remaining 19% minority interest.

     In September 2001, the Corporation announced that it acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in return for an equity investment of $7.5 million and other considerations. Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufacturers (OEMs) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields as Computed Tomography (CT) and Magnetic Resonance Imaging (MRI). Analogic has agreed to refinance the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic's principal bank or by refinancing the debt directly. Analogic will have two of the seats on Cedara's seven person board of directors.

     Mr. Thomas J. Miller was appointed Chief Executive Officer in February 2001. Mr. Bernard M. Gordon, Founder, Chairman of the Board, and Chief Executive Officer retained the position of Chairman of the Board.

     Mr. Lothar Koob joined the Company as Executive Vice President in January 2001.

     (b) Financial Information About Industry Segment

     The Company's operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). The operations encompass design, manufacture and sale of high technology, high-performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. (See Note 16 of Notes to Consolidated Financial Statements)

     (c) Narrative Description of Business

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

     Analogic has been a leader in the application of precision analog-to-digital (A/D) and digital-to-analog (D/A) conversion technology, which involves the conversion of continuously varying (i.e., "analog") electrical signals, such as those representing temperature, pressure, voltage, weight, velocity, ultrasound and x-ray intensity, into and from the numeric (or "digital") form required by computers, medical imaging equipment and other data processing equipment and in subsystems and systems based on such technology.

     In addition to their precision measurement capabilities, most of Analogic's products perform very high-speed complex calculations on the data being analyzed. Thus, Analogic's products are an integral part of the communications link between various analog sensors, detectors or transducers and the people or systems that interpret or utilize this information.

     Analogic's products may be divided into three groupings as described below. These groupings are classified by product technology and not by application.

     Medical Technology Products, consisting primarily of electronic systems and subsystems for medical imaging equipment, accounted for approximately 79% of product and engineering revenue in fiscal 2001.

     Analogic's medical imaging data acquisition systems and related computing equipment are incorporated by U.S., European and Asian manufacturers into advanced X-ray equipment known as Computed Tomography (CT) scanners. These scanners generate images of the internal anatomy, which are used primarily in diagnosing medical conditions. Analogic's data acquisition and signal processing systems have advanced CT scanner technology by substantially increasing resolution of the image, by reducing the time necessary to acquire the image, and by reducing the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D and D/A conversion equipment and complete data acquisition systems. The Company also manufactures complete mobile and other CT scanners incorporating proprietary technology.

     The Company manufactures electronics for a family of hard copy laser printers in single and multi-user configurations that address the diagnostic image market. These printers are used in hospitals world-wide to print diagnostic quality images on film from the electronic data collected by medical imaging equipment such as CT scanners and MRI scanners. The Company also designs and manufactures for OEM customers advanced RF amplifiers, gradient coil amplifiers and spectrometers for use in Magnetic Resonance Imaging (MRI) equipment. These MRI scanners are used primarily to create diagnostic medical images.

     The Company manufactures fetal monitoring products for conversion and display of biomedical signals. These monitors are designed for use in antepartum applications and have the capability to measure, compute, display and print fetal heart rates, maternal contraction frequency and relative intensity to determine both maternal and fetal well being.

     The Company also manufactures a lightweight, portable, multi-functional, custom patient monitor instrument which acquire, calculate and display combinations of the five most common vital sign parameters -- Electrocardiogram
(ECG), Respiration, Temperature, Non Invasive Blood Pressure (NIBP) and Pulse Oximetry (SpO2). These monitors are designed to be used in a variety of hospital settings such as emergency room, step-down units, general care and surgical centers where ease-of-use, portability, flexibility and costs are important considerations.

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

     The Company, through an exclusive OEM relationship with a major international OEM, is designing, developing, and manufacturing Direct Digital Radiography (DDR) systems. DDR uses a solid-state, flat-panel detector technology, consisting of an amorphous selenium coating over a Thin Film Transistor (TFT) array, to convert X-Rays into electrical signals and create an image.

     B-K Medical Systems A/S, a 100% owned subsidiary, designs and manufactures ultrasound systems and probes for end user markets in urology, surgery, and radiology. Their scanners generate real-time images of the internal anatomy that are used for medical diagnosis and interventional procedures. The Company also manufactures key subsystems on an OEM basis for ultrasound equipment manufacturers.

     Camtronics, a 100% owned subsidiary, manufactures products which are considered medical technology products. Camtronics designs and manufactures multi-modality image and information management systems for cardiology. This system integrates all cardiac patient data into an enterprise-wide information system. The industry leader in cardiac workstation technology, Camtronics also designs and manufactures state-of-the-art digital imaging systems for cardiology and radiology.

     Anrad, a 100% owned subsidiary, designs and manufactures a state-of-the-art direct conversion series of amorphous selenium based, X-ray, flat panel detectors for diagnostic and interventional applications in mammography and other digital radiology application.

     Signal Processing Technology Products, consisting of A/D converters and supporting modules, high-speed digital signal processors such as Array Processors, and image processing equipment, accounted for approximately 12% of fiscal 2001 product and engineering revenue.

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

     Analogic manufactures the EXACT system, an advanced computed tomography imaging system capable of providing data for 3-D images of every object in a package, parcel, or bag. An OEM customer has exclusive rights to marketing the EXACT system as part of a comprehensive explosive detection system to scan checked luggage for aircraft.

     SKY Computers, a 100% owned subsidiary, designs and manufactures high performance multicomputing platforms used in advanced medical, military, and industrial imaging applications. The company's SKYpack(TM) multiprocessors provide the image processing power for Analogic's advanced CT scanners.

     Industrial Technology Products, consisting of test instruments and industrial weight measurement equipment, accounted for approximately 9% of fiscal 2001 product and engineering revenues.

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

     Industrial weighing products are sold to both OEMs and end users and are used in many industrial and process control applications requiring high precision weight measurement.

     Anatel Communications, a 100% owned subsidiary formed in March 2000, designs, manufactures, and markets Voice over Internet Protocol (VoIP) Data Signal Processor (DSP) resource boards; network access boards; and media gateway development systems and associated software for the Internet Telephony market. Applications include VoIP gateways, softswitch architectures, voice routers
(PBXs) and call center systems.

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

MARKETING AND DISTRIBUTION

     The Company sells its products domestically and abroad directly through the efforts of its officers and employees and on occasion through a network of independent sales representatives and distributors located in principal cities around the world. In addition, Analogic subsidiaries in England and Denmark act as distributors. Domestically, Analogic has several regional sales offices staffed by salespeople who sell the Company's products in the surrounding areas and supervise independent sales representatives and distributors in their regions. The majority of distributors order from the Company as they receive orders from their customers and do not stock inventory for resale. Sales made to distributors are based on fixed discounts applied to established list prices under normal payment terms. Returns are allowed for defective products under authorized warranty repair. Some of Analogic's distributors also represent manufacturers of competing products.

SOURCES OF COMPONENTS/RAW MATERIALS

     In general, Analogic's products are composed of Company-designed proprietary integrated circuits, printed circuit boards, and precision resistor networks, manufactured by Analogic and others in accordance with Analogic's specifications, as well as standard electronic integrated circuits, transistors, displays and other components. Most items procured are believed to be available from more than one source. However, it may be necessary, if a given component ceases to be available, for Analogic to modify its product design to adapt to a substitute component or to purchase new tooling to enable a new supplier to manufacture the component which would result in additional expense and/or delays in product sales. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, Analogic carries a substantial inventory of raw material components in an effort to assure its ability to make timely delivery to its customers.

PATENTS AND LICENSES

     The Company holds approximately 100 patents of varying duration issued in the United States which covers technology developed by it. In many instances, the Company holds corresponding foreign patents. The Company regularly files domestic patent applications and, where appropriate, foreign patents applications as well as continuations to cover both new and improved methods, apparatus, processes, designs and products. At present, approximately 275 U.S. and foreign patents applications are pending.

     The Company also relies on a combination of trade secret, copyright and trademark laws, as well as contractual agreements to safeguard its proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, the Company routinely enters into confidentiality and assignment of invention agreements with each of its employees and nondisclosure agreements with its key customers and vendors.

     Management believes that any legal protection afforded by patent, copyright, and trade secret laws are of secondary importance as a factor in the Company's ability to compete. Future prospects are more a function of the continuing level of excellence and creativity of engineers in developing products which satisfy customer needs, and the innovative skills, competence and marketing and managerial skills of its personnel in selling those products. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products. Management is of the opinion that the loss of patent protection would not have a material effect on the Company's competitive position.

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

MATERIAL CUSTOMERS

     The Company's three largest customers in fiscal 2001, each of which is a significant and valued customer, were Philips, General Electric and Toshiba, which accounted for approximately 22.6%, 10.5%, and 7.2%, respectively, of product and engineering revenue for the fiscal year ended July 31, 2001. Loss of any one of these customers would have a material adverse effect upon the Company's business. The Company does business with Philips through several of the Company's product groups and subsidiaries, principally under OEM contracts. In addition, Philips funds research and development of some products to be manufactured by Analogic for Philips. No other individual customer accounted for as much as 7.2% of the Company's product and engineering revenue during fiscal 2001. The Company's ten largest customers, including Philips, General Electric and Toshiba, accounted for approximately 62% of product and engineering revenue during fiscal 2001.

BACKLOG

     The backlog of orders at July 31, 2001 was approximately $74.8 million compared with approximately $96.4 million at July 31, 2000. This decrease is principally due to lower demand for the Company's high frequency Automatic Test Equipment (ATE) boards. Many of the orders in the Company's backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 2001 backlog during fiscal 2002.

GOVERNMENT CONTRACTS

     The amount of the Company's business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government is insignificant.

COMPETITION

     Analogic is subject to competition based upon product design, performance, pricing, quality and service. Analogic believes that its innovative engineering and product reliability have been important factors in its growth. While the Company tries to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances, Analogic's products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

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

     Analogic's competitors include divisions of some larger, more diversified organizations, as well as several specialized companies. Some of them have greater resources and larger staffs than Analogic. The Company believes that it is a leading manufacturer of CT scanner and MRI electronic sub-systems in the medical industry.

RESEARCH AND PRODUCT DEVELOPMENT

     Research and product development ("R&D") is a significant factor in Analogic's business. The Company maintains a constant and comprehensive R&D program directed toward the creation of new products as well as toward the improvement and refinement of its present products and the expansion of their uses and applications.

     Company funds expended for R&D amounted to $41.3 million in fiscal 2001, $38.3 million in fiscal 2000, and $39.6 million in fiscal 1999. Analogic intends to continue its emphasis on new product development. As of July 31, 2001, Analogic had approximately 510 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians, engaged in research and product development activities. These individuals, in conjunction with the Company's salespeople, also devote a portion of their time assisting customers in utilizing the Company's products, developing new uses for these products, and anticipating customer requirements for new products.

     During fiscal 2001, the Company capitalized $3.6 million of computer software testing and coding costs incurred after technological feasibility was established. These costs will be amortized by the straight-line method over the estimated economic life of the related products, generally three years. Amortization of capitalized software amounted to $1.6 million in fiscal 2001.

ENVIRONMENTAL PROTECTION

     The Company does not anticipate any material effect upon its capital expenditures, earnings or competitive position resulting from compliance by it and its subsidiaries with presently enacted or adopted Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

EMPLOYEES

     As of July 31, 2001, the Company had approximately 1,830 employees.

FINANCIAL INFORMATION ABOUT SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT REVENUE

     The Company's operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). The operations encompass design, manufacture and sale of high technology, high-performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers who manufacture products for medical and industrial use. (See Note 16 of Notes to Consolidated Financial Statements)

     Domestic and foreign revenues were $330.5 million and $30.0 million respectively for fiscal 2001 compared to $260.6 million and $31.0 million in fiscal 2000 and $248.4 million and $24.6 million in fiscal 1999. (See Note 17 of Notes to Consolidated Financial Statements for further information regarding foreign and domestic operations.)

     Export revenue, primarily from sales of products and services to companies in Europe and Asia, amounted to approximately $110.6 million (32%) in fiscal 2001 as compared to approximately $93.9 million (34%) in fiscal 2000, and approximately $95.5 million (37%) in fiscal 1999. Management believes that the Company's export revenue is at least as profitable as its domestic revenue. The Company's export revenue is primarily denominated in U.S. dollars.

     Management does not believe the Company's foreign and export revenue is subject to significantly greater risks than its domestic revenue.

ITEM 2.  PROPERTIES

     Analogic's principal executive offices and major manufacturing facility are located in a building owned by the Company, which it constructed on its site in Peabody, Massachusetts. This facility consists of approximately 404,000 square feet of manufacturing, engineering, and office space. The Company owns approximately 65 acres of land at this location, which will accommodate future consolidation and expansion as required. The Company uses approximately 7 1/2 acres of this land for the Peabody Marriott Hotel which is owned by a wholly owned subsidiary of the Company and managed by the Marriott Corporation.

     The Company and its subsidiaries own and lease various other office, manufacturing, engineering and sales facilities in both the United States and abroad. The Company believes that its existing facilities are generally adequate to meet its current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

     See Item 13 of this Report and Note 8 of Notes to Consolidated Financial Statements for further information concerning certain of the aforesaid leases.

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

NONE

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock trades on the Nasdaq Stock Market under the symbol: ALOG. The following table sets forth the range of high and low prices for the Common Stock, as reported by Nasdaq during the quarterly periods indicated:

FISCAL YEAR                                                    HIGH     LOW
-----------                                                   ------   ------
2001
  First Quarter.............................................  $44.75   $33.13
  Second Quarter............................................   47.88    33.88
  Third Quarter.............................................   49.10    37.75
  Fourth Quarter............................................   50.00    37.43
2000
  First Quarter.............................................  $37.00   $23.00
  Second Quarter............................................   37.50    25.00
  Third Quarter.............................................   50.25    32.56
  Fourth Quarter............................................   46.69    30.25

     As of August 31, 2001, there were approximately 842 holders of record of the Common Stock.

     Dividends of $.07 per share were declared for each of the quarters of fiscal 2001 and fiscal 2000. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   YEAR ENDED JULY 31
                                  ----------------------------------------------------
                                    2001       2000       1999       1998       1997
                                  --------   --------   --------   --------   --------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenue...............  $360,576   $291,581   $272,960   $288,598   $251,141
Total cost of sales.............   237,489    182,791    162,830    171,982    148,032
Gross margin....................   123,087    108,790    110,130    116,616    103,109
Operating income................    15,907     16,797     23,567     34,299     25,640
Net income......................    15,231     14,066     19,185     23,771     18,769
Net income per common share:
  Basic.........................  $   1.18   $   1.10   $   1.51   $   1.88   $   1.49
  Diluted.......................      1.17       1.09       1.50       1.86       1.48
Cash dividends declared per
  common share..................  $   0.28   $   0.28   $   0.27   $   0.23   $   0.20
Number of common shares:
  Basic.........................    12,950     12,817     12,683     12,614     12,554
  Diluted.......................    13,055     12,883     12,791     12,793     12,702
Cash, cash equivalents, and
  marketable securities.........  $122,912   $116,374   $124,202   $121,800   $114,450
Working capital.................   224,499    212,977    205,872    200,718    186,131
Total assets....................   352,519    333,201    312,699    301,053    280,628
Long-term liabilities...........     6,695      5,639      6,714      7,704      8,614
Stockholders' equity............   300,137    277,761    265,635    249,817    226,895

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion provides an analysis of Analogic Corporation's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion below contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Analogic Corporation to differ from the projected results. All statements other than statements of historical fact the Company makes in this document or in any document incorporated by reference are forward-looking. See "Business Environment and Risk Factors" on page 13.

RESULTS OF OPERATIONS

  FISCAL 2001 COMPARED TO FISCAL 2000

     Product revenue for fiscal 2001 was $320.1 million as compared with $255.2 million in fiscal 2000, an increase of $64.9 million or 25%. The increase was principally due to the increase in sales of Medical Technology Products of $70.9 million or 39%, which can be attributed to increased demand for fully featured mid-range Computed Tomography (CT) systems, digital radiography systems, patient monitors, and advanced cardiovascular information management systems, and an increase in sales of $4.1 million or 15%, in Industrial Technology Products, due to demand for the Company's high frequency Automatic Test Equipment

(ATE) boards. This increase in product revenue was partially offset by a decrease in Signal Processing Technology Products of $10.1 million or 21%, caused by a dramatic downturn in demand for its network access boards used in the Internet Telephony market.

     Engineering revenue for fiscal 2001 was $27.7 million compared to $23.3 million in fiscal 2000, an increase of 19%. The increase of $4.4 million was primarily due to increase in projects for developing imaging equipment.

     Other revenues of $12.8 million and $13.0 million represent revenue from the Company's Hotel operation for fiscal 2001 and 2000, respectively.

     Cost of product sales was $204.7 million in fiscal 2001 compared to $159.2 million in fiscal 2000. Cost of product sales as a percentage of product revenue was 64.0% in fiscal 2001, as compared to 62.4% in fiscal 2000. The increase was primarily due to higher manufacturing costs and changes in product mix.

     Engineering cost of sales was $23.2 million in fiscal 2001 as compared to $17.4 million in fiscal 2000. The total cost of engineering sales as a percentage of engineering revenue increased from 75% in fiscal 2000 to 84% in fiscal 2001. The increase was mainly attributable to higher costs of projects for developing imaging equipment.

     Other costs of sales were $6.4 million and $6.2 million from the Company's Hotel operation for fiscal 2001 and 2000, respectively.

     Asset impairment charges of $3.2 million in fiscal 2001 relates to Anatel, the Company's telecommunications subsidiary. The writedown of certain assets to their estimated net realizable value was related to the Voice over Internet Protocol business of Anatel. The estimated fair value of these assets was based on various methodologies, including a review of the business outlook for the telecommunications market and a comparison of current asset carrying value to projected undiscounted cash flow.

     R&D expenses were $41.3 million in fiscal 2001, or 11% of total revenue, compared to $38.3 million or 13% of total revenue in fiscal 2000. The increase of $3.0 million was due to research and development activities across all the Company's product lines. The decline in the percentage from 13% to 11% was due to higher revenue for the period.

     Selling and marketing expenses were $33.1 million in fiscal 2001 versus $26.2 million in fiscal 2000, an increase of $6.9 million or 26%. The increase was primarily due to the Company's subsidiary, Camtronics, increasing its sales personnel and marketing programs and switching to selling products directly to the end users from its prior practice of selling through OEMs; $1.2 million of the increase was due to Sky Computer, a subsidiary, offering a more "total solution" sales package and the remaining increase of $2.0 million was primarily associated with additional selling and marketing efforts to support the Company's revenue growth. As a percentage of total revenues, selling expenses remained unchanged at 9%.

     General and administrative expenses were $32.8 million in fiscal 2001 compared to $27.5 million in fiscal 2000. As a percentage of total revenues, general and administrative expenses were 9% in both fiscal 2001 and 2000. The increase of $5.3 million was primarily due to higher personnel costs of $3.5 million and $1.8 million of other costs to support the Company's growth.

     Computer software costs of $3.6 million and $3.0 million were capitalized in fiscal 2001 and 2000, respectively. Amortization of capitalized software amounted to $1.6 million and $1.8 million in fiscal 2001 and 2000, respectively, and is included in research and product development expenses.

     Interest income, net for fiscal 2001 was $5.4 million as compared to $5.7 million for fiscal 2000. The decrease was primarily due to $0.3 million in interest income recorded in fiscal 2000 from a real estate tax abatement.

     The Company recorded net income from its equity in unconsolidated subsidiaries of $1.9 million in fiscal 2001 as compared to losses of $1.3 million in fiscal 2000. This improvement was mainly due to a reduction in the losses from its investment in Enhanced CT Technology LLC, from $2.2 million loss in fiscal 2000 to $1.8 million income in fiscal 2001; in addition the Company recognized a loss of $0.1 million in fiscal 2001 from its investment in Shenzhen Anke High-Tech Co., Ltd. as compared to a gain in fiscal 2000 of $0.9 million. (See Note 6 of Notes to Consolidated Financial Statements).

     Other expense was $0.6 million in fiscal 2001, as compared with $0.2 million in fiscal 2000. The increase in other expense is mainly due to a write off of approximately $0.4 million which reflect the difference between the Company's investment cost and the current market value of the restricted securities the Company received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested.

     The effective tax rate decreased to 30% in fiscal 2001 as compared to 31% in fiscal 2000.

     Net income for fiscal 2001 was $15.2 million as compared to $14.1 million for fiscal 2000. Net income for fiscal 2001 includes an asset impairment charge of $3.2 million related to the Company's telecommunications subsidiary, Anatel. Basic earnings per share were $1.18 compared to $1.10 for fiscal 2000. Diluted per-share earnings were $1.17 compared to $1.09 for fiscal 2000.

  FISCAL 2000 COMPARED TO FISCAL 1999

     Product revenue for fiscal 2000 was $255.2 million as compared to $242.9 million in fiscal 1999, an increase of $12.3 million or 5.0%. The increase was principally due to an increase in sales of Industrial Technology Products of $11.4 million, as a result of higher demand for the Company's high frequency Automatic Test Equipment (ATE) boards and an increase in sales of $6.4 million in the Signal Processing Technology Products primarily due to sales of EXACT (Explosive Assessment Computed Tomography) systems. This increase was offset by a decrease of $5.4 million in revenues from Medical Technology Products mainly related to its enterprise-wide information systems for cardiac patient data.

     Engineering revenue for fiscal 2000 was $23.3 million compared to $18.1 million in fiscal 1999, an increase of 29%. This increase was primarily due to revenues generated from designs of the Company's direct conversion series of amorphous selenium based, x-ray, flat panel detectors.

     Other revenues of $13.0 million and $12.0 million represents revenue from the Company's Hotel operation for fiscal 2000 and 1999, respectively. The increase was due to an increase in occupancy and room rates over the prior year.

     Cost of product sales were $159.2 million in fiscal 2000 compared to $144.1 million in fiscal 1999, an increase of $15.1 million or 11%. Cost of product sales as a percentage of product revenue was 62.4% in fiscal 2000 compared to 59.3% in fiscal 1999, an increase of 3%. The increase was primarily due to reduction in selling prices and higher manufacturing costs.

     Cost of engineering sales was $17.4 million in fiscal 2000 as compared to $12.6 million in fiscal 1999. Total cost of engineering sales as a percentage of engineering revenue increased from 70% in fiscal 1999 to 75% in fiscal 2000.

     Operating costs associated with the Hotel for fiscal years 2000 and 1999 were $6.2 million and $6.1 million, respectively. Gross margins for the hotel operation increased from 49% in fiscal 1999 to 52% in fiscal 2000, mainly due to increased room rates.

     Research and product development ("R&D") expenses were $38.3 million in fiscal 2000 compared to $39.6 million in fiscal 1999, a decrease of $1.3 million or 3%. The decrease was due to lower R&D expenses of $1.4 million in the Company's B-K subsidiary related to its ultrasound products. This decrease was part of an overall cost reduction plan at the subsidiary in fiscal 2000 to improve profitability. Accordingly, the Company's R&D expenses as a percentage of total revenue decreased from 15% in fiscal 1999 to 13.1% in fiscal 2000.

     Selling and marketing expenses were $26.2 million in fiscal 2000 versus $25.7 in fiscal 1999, an increase of $0.5 million or 2%. The increase was primarily due to increase in sales personnel and marketing programs of $0.7 million at the Company's Camtronic's subsidiary, which was changing its sales strategy by selling products directly to end users rather than its prior practice of selling through OEM's; and its Sky Computer subsidiary of $0.7 million, which is offering a more "total solution" sales package. This was partially offset by

$1.4 million by reduced staffing at the Company's B-K subsidiary, which was reducing operating expenses to improve profitability. As a percentage of total revenues, selling expenses remained unchanged at 9%.

     General and administrative ("G&A") expenses were $27.5 million in fiscal 2000 compared to $21.2 million in fiscal 1999, an increase of $6.3 million or 30%. As a percentage of revenues, G&A expenses increased from 8% in fiscal 1999 to 9% in fiscal 2000. The increase was due primarily to $1.7 million of additional expenses associated with the Company's Canadian subsidiary, ANRAD, acquired in June 1999; increased personnel expenses; additions to the bad debt provision; and operating costs associated with a new Enterprise Resource Planning (ERP) system. These were partially offset by a decrease of $0.6 million as a result of decreased staffing, to increase profitability in the Company's B-K subsidiary.

     Net interest income for fiscal 2000 was $5.7 million as compared to $6.4 million for fiscal 1999, a decrease of $0.7 million or 11%. The decrease was primarily due to interest on a real estate tax abatement recorded in fiscal 2000 of $0.3 million versus $0.8 million recorded in fiscal 1999.

     The Company recorded net losses from its equity in unconsolidated subsidiaries of $1.3 million in fiscal 2000 as compared to losses of $5.1 million is fiscal 1999, a net decrease in losses of $3.8 million. (See Note 6 of Notes to Consolidated Financial Statements.) This decrease was mainly due to a reduction in the losses from its investment in Enhanced CT Technology LLC, from $4.8 million in fiscal 1999 to $2.2 million in fiscal 2000; in addition the Company recognized income of $0.9 million in fiscal 2000 from its investment in Shenzhen Anke High-Tech Co., Ltd. as compared to a loss of $0.4 million in fiscal 1999.

     In fiscal 2000, the Company received the final distribution of 1,771,802 shares of restricted securities in a publicly traded company from a limited partnership. At July 31, 2000, the Company recognized a loss of approximately $0.1 million on the value of these shares. (See Note 6 of Notes to the Consolidated Financial Statements.)

     The Company's effective tax rate increased from 20% in fiscal 1999 to 31% in fiscal 2000, primarily as a result of net losses of foreign subsidiaries for which there were no tax benefits in fiscal 2000. Also, in fiscal 1999 the effective tax rate reflected the benefit of a reversal of prior year tax provisions.

     Minority interest in the net income of the Company's consolidated subsidiary, Camtronics, in fiscal 2000 amounted to $0.5 million compared to $0.8 million for fiscal 1999. During fiscal 2000, the founders and employees of Camtronics exercised their rights to sell their shares back to Camtronics. Subsequent to these transactions, the Company's share in Camtronics increased to approximately 81%. (See Note 2 of Notes to Consolidated Financial Statements.)

     Net income for fiscal 2000 was $14.1 million as compared to net income of $19.2 million for the same period last year. Basic per-share earnings were $1.10 compared to $1.51 for fiscal 1999. Diluted per-share earnings were $1.09 compared to $1.50 for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and marketable securities totaled $122.9 million and $116.4 million at July 31, 2001 and 2000, respectively. Working capital was $224.5 million and $213.0 million at July 31, 2001 and 2000, respectively. The Company's balance sheet at July 31, 2001, reflects a current ratio of 6.1 to 1, compared to 6.0 to 1 at July 31, 2000. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash.

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

     The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2001 due to the short maturities of these instruments.

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

     Cash flow provided from operations was $27.5 million in fiscal 2001, $15.0 million in fiscal 2000 and $37.5 million in fiscal 1999. The increase in cash flows from operations in fiscal 2001 over fiscal 2000 was primarily the result of an increase in operating income, a decrease in working capital balances, and an increase in other non-cash items. The decrease in working capital balances were primarily due to an increase in trade receivables in fiscal 2001 related primarily to higher sales, and a decrease in accounts payable.

     Net cash used in investing activities was $8.0 million in fiscal 2001 compared to net cash used in investing activity of $12.8 million in fiscal 2000, and $28.7 million in fiscal 1999. The decrease was primarily due to lower investments in advances to affiliated companies, net proceeds of marketable securities and increase in property, plant and equipment of $4.8 million primarily related to the construction of an addition to an existing building by the Company's wholly owned subsidiary, Camtronics.

     Net cash used by financing activities was $2.8 million in fiscal 2001, $2.9 million in fiscal 2000 and $6.3 million in fiscal 1999. The decrease was primarily due to higher proceeds from stock options exercised.

     Minority interest in subsidiary decreased $4.3 million as a result of the Company acquiring the remaining 19% interest in Camtronics.

     The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next 12 months.

IMPACT OF INFLATION

     Overall, inflation has not had a material impact on the Company's operations during the past three fiscal years.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Management has reviewed SFAS No. 141 and does not believe it will have a material effect on its financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets"("SFAS No. 142"), which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on August 1, 2002. Management has reviewed SFAS No. 142 and does not believe it will have a material effect on its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of ". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles

Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on August 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

BUSINESS ENVIRONMENT AND RISK FACTORS

  FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contain statements which, to the extent that they are not recitation of historical facts, constitute "forward looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties and actual events and results may differ significantly from those indicated in any forward-looking statements as a result of a number of important factors, including those discussed below.

  RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION WITH RESPECT TO ANALOGIC COMMON STOCK. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS. ANY OF THESE RISKS COULD HAVE A MATERIAL AND NEGATIVE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

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

                                                                YEAR ENDED JULY 31,
                                                              ------------------------
                                                              2001      2000      1999
                                                              ----      ----      ----
Philips.................................................       22%       16%       18%
General Electric........................................       11%       10%        8%
Toshiba.................................................        7%        9%        9%
Ten largest customers as a group........................       62%       60%       60%

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

     We operate in a highly competitive industry. We are subject to competition based upon product design, performance, pricing, quality and services and we believe our innovative engineering and product reliability have been important factors in our growth. While we try to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

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

OUR ANNUAL AND QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS, WHICH COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

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

     We believe that our future success will depend upon our ability to provide research and product development and manufacturing services that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, we continually evaluate the advantages and feasibility of new product design and manufacturing processes. We cannot, however, assure you that our development efforts will be successful.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company's three largest customers, each of which is a significant and valued customer, were Philips, General Electric and Toshiba, which accounted for approximately 22.6%, 10.5%, and 7.2%, respectively, of product and engineering revenue for the fiscal year ended July 31, 2001. Loss of any one of these customers would have a material adverse effect upon the Company's business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed under PART IV,
Item 14 in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the directors of the Company as of August 31, 2001.

                                             DIRECTOR   EXPIRATION   OTHER OFFICES HELD AT
NAME                                   AGE    SINCE      OF TERM*       AUGUST 31, 2001
----                                   ---   --------   ----------   ---------------------
Bernard M Gordon.....................  74      1969        2004      Chairman of the Board
Thomas J. Miller, Jr.................  44      1999        2003      President and Chief
                                                                     Executive Officer
John A. Tarello......................  70      1979        2004      --
M. Ross Brown........................  67      1984        2002      --
Edward F. Voboril....................  58      1990        2002      --
Gerald L. Wilson.....................  62      1980        2004      --
Bruce W. Steinhauer..................  68      1993        2003      --
Julian Soshnick......................  69      2001        2003      --
Michael T. Modic.....................  51      2001        2002      --

---------------

* The Board of Directors is divided into three classes, each having a three year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

     The following table lists the executive officers of the Company as of August 31, 2001.

                                                                         DATE SINCE OFFICE
NAME                             AGE             OFFICE HELD               HAS BEEN HELD
----                             ---             -----------             -----------------
Bernard M Gordon...............  74    Chairman of the Board(1)                1969
Thomas J. Miller, Jr...........  44    President and Chief Executive           1999
                                       Officer(2)
Lothar Koob....................  53    Executive Vice President(3)             2001
John J. Millerick..............  53    Senior Vice President, Chief            2000
                                       Financial Officer and Treasurer
Gene M. Bauer..................  52    Vice President, General Counsel         2000
                                       and Clerk(4)

---------------

(1) Mr. Gordon retired as Chief Executive Officer on February 1, 2001.

(2) Mr. Miller assumed the title of Chief Executive Officer on February 1, 2001

(3) Mr. Koob joined the Company as Executive Vice President in January 2001.

(4) Mr. Bauer joined the Company as Vice President of Legal Affairs in December 2000 and was elected to this position in in January 2001. Mr. Bauer resigned from the Company in October 2001.

     Each such officer is elected for a term continuing until the first meeting of the Board of Directors following the annual meeting of stockholders, and in the case of the President, Treasurer and Clerk, until their successors are chosen and qualified; provided that the Board may remove any officer with or without cause.

     There are no family relationships among any of the directors or executive officers of the Company.

     Bernard M. Gordon has been the Chairman of the Board of Directors of the Company since 1969 and, was President from 1980 to 1995. Mr. Gordon also is Chairman of the Board of Directors of the Lahey Clinic.

     Thomas J. Miller, Jr. joined the Company as President and Chief Operating Office in October 1999 and was elected President and Chief Executive Officer in February 1, 2001. Mr. Miller was the President and CEO of Carl Zeiss, Inc. from 1997 to 1999. Prior to Carl Zeiss, Inc., Mr. Miller was Group Vice President, Imaging Systems, for Siemens Medical Systems, Inc. from 1995 to 1997. He also is a director of Photoelectron Corporation.

     Julian Soshnick joined the Company in October 1981 as General Counsel and served as a Vice President since July 1982 and Clerk since 1988 before retiring from these positions in January 2001 upon his election as a Director. Mr. Soshnick was reappointed Vice President and General Counsel in October 2001.

     John A. Tarello retired from Analogic in November 1999. Mr. Tarello was the Company's Controller from May 1970 through July 1982, a Vice President of the Company from 1971 to 1980, a Senior Vice President since 1980, and Treasurer since 1985. He also is a director of Spire Corporation.

     M. Ross Brown retired from Analogic in November 1999. Mr. Brown joined the Company in August 1984 and was responsible for managing its manufacturing operations. He was elected a Vice President in October 1984.

     Edward F. Voboril has been President and CEO of Wilson Greatbatch Technologies of Clarence, New York since December 1990. He was elected Chairman of the Board of that company in 1997.

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

     Dr. Bruce W. Steinhauer became the President and Chief Executive Officer of the Regional Medical Center at Memphis in 1998. Prior to this position, he was the Chief Executive Officer of the Lahey-Hitchcock Clinic from 1992 to 1998. Prior to that, he was Senior Vice President for Medical Affairs and Chairman of the Board of Governors for the Medical Group Practice of the Henry Ford Hospital from 1988 to 1992.

     Dr. Michael T. Modic has been Chairman of the Division of Radiology at the Cleveland Clinic Foundation in Cleveland, Ohio since 1989 and has been on its Board of Governors since 2000. Dr. Modic also has been a Professor of Radiology at the Ohio State University since 1993.

     Gene M. Bauer joined Analogic as Vice President of Legal Affairs in December, 2000 and was elected Vice President and Clerk as well as being appointed General Counsel in January 2001. From 1995 to 2000, Mr. Bauer was employed by Copley Pharmaceutical, Inc., first as Vice President, General Counsel and Secretary and, since 1997, as Executive Vice President, General Counsel and Secretary. Mr. Bauer resigned from the Company in October 2001.

     Lothar Koob joined Analogic as Executive Vice President in January 2001. From 1998 to 2001 Mr. Koob was President of Humphrey Systems, a subsidiary of Carl Zeiss, Inc. Prior to that time, Mr. Koob was employed by Siemens Medical Engineering Group in various positions including General Manager of ultrasound business (1992 to 1998) and General Manager of the magnetic resonance business (1989 to 1992).

     John J. Millerick joined the Company as Senior Vice President, Chief Financial Officer and Treasurer in January 2000. Mr. Millerick was previously Senior Vice President and Chief Financial Officer of CalComp Technology Inc. from 1996 to 1999. Prior to CalComp Technology Inc., Mr. Millerick was Vice President-Finance of Digital Equipment Corporation's Personal Computer Unit from 1994 to 1995. Before joining Digital Equipment Corporation, Mr. Millerick served in several management positions at Wang Laboratories, leaving as Vice President-Corporate Controller and Acting Chief Financial Officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Upon review of the forms and representations furnished to the Company pursuant to Item 405 of Regulation S-K, the Company identifies Dr. Michael T. Modic as the only "reporting person" (as defined in said Item 405) who failed to file on a timely basis a report required by Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). Dr. Modic filed the Form 3 required upon his election as a Director 10 days late; Dr. Modic had no transactions to report.

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

                                                                                             LONG-TERM COMPENSATION AWARDS
                                       ANNUAL COMPENSATION                            -------------------------------------------
                             ---------------------------------------                                  RESTRICTED      ALL OTHER
NAME AND                     FISCAL                          OTHER     TOTAL ANNUAL   STOCK AWARDS   STOCK OPTIONS   COMPENSATION
PRINCIPAL POSITION            YEAR     SALARY    BONUSES      (A)      COMPENSATION     (B) (C)           (D)            (E)
------------------           ------   --------   --------   --------   ------------   ------------   -------------   ------------
Bernard M. Gordon..........   2001    $350,000   $ 30,000   $ 10,800     $390,800              --           --          $   --
  Chairman                    2000     350,000     25,000      3,900      378,900              --           --           2,900
                              1999     350,000     25,000      3,500      378,500              --           --           3,400
Thomas J. Miller, Jr.(1)...   2001    $400,000   $     --   $ 10,800     $410,800              --           --          $7,400
  President and Chief         2000     350,000    200,000     24,500      574,500      $1,511,280           --              --
  Executive Officer           1999          --         --         --           --              --           --              --
John J. Millerick (2)......   2001    $220,000   $ 60,000   $ 10,800     $290,800      $  726,250       10,000          $7,300
  Senior Vice President,      2000     114,000         --      2,700      116,700              --       20,000              --
  Chief Financial Officer     1999          --         --         --           --              --           --              --
  and Treasurer
Lothar Koob (3)............   2001    $155,000   $ 50,000   $122,500     $327,500      $  862,500       20,000          $5,100
  Executive Vice President    2000          --         --         --           --              --           --              --
                              1999          --         --         --           --              --           --              --
Gene M. Bauer (4)..........   2001    $143,800         --   $  7,200     $151,000      $  862,500       20,000          $5,100
  Vice President and          2000          --         --         --           --              --           --              --
  General Counsel             1999          --         --         --           --              --           --              --

Notes to Compensation Table
---------------

(1) Mr. Miller joined the Company in October 1999.
(2) Mr. Millerick joined the Company in January 2000.
(3) Mr. Koob joined the Company in January 2001.
(4) Mr. Bauer joined the Company in December 2000.
(A) Represents car allowance and relocation assistance for Mr. Koob in fiscal 2001 and for Mr. Miller in fiscal 2000.
(B) Represents stock grants under the Company's Key Employee Stock Bonus Plans, pursuant to which Common Stock of the Company may be granted to key employees to encourage them to exert their best efforts on behalf of the Company. Each recipient of the Common Stock pursuant to the Bonus Plan is required to execute a noncompetition agreement in a form satisfactory to the Company. The Bonus Plan is administered by a committee appointed by the Board of Directors consisting of the Chairman of the Board and three other Directors who are not eligible to participate in the Bonus Plan. Generally, the Common Stock granted pursuant to the Bonus Plan is not transferable for a period of three years from the date of the grant and is subject to a risk of forfeiture in the event that the recipient leaves the employ of the Company during this period for any reason. Generally, during the subsequent four-year period, the transfer restrictions will lapse with respect to 25% of the Common Stock for each year the recipient remains in the employ of the Company. Failure to remain in the Company's employ during all of the subsequent four-year period will result in a forfeiture of shares as to which restrictions on disposition still exist. The Common Stock granted pursuant to the Bonus Plan is held in escrow by the Company until such restrictions on disposition lapse. However, while in escrow, the recipient has the right to vote such shares of Common Stock and to receive any cash dividends thereon. The Board of Directors, acting upon the recommendation of the Stock Bonus Plan Committee, may at the time of grant designate a different schedule upon which the transfer restrictions lapse.
(C) As of July 31, 2001, the following table reflects stock bonus awards for which transfer restrictions have not yet lapsed.

                                                                       MARKET VALUE AT
                                                              SHARES    DATE OF GRANT
                                                              ------   ---------------
Thomas J. Miller, Jr........................................  60,000     $1,511,280
Lothan Koob.................................................  20,000        862,500
Gene M. Bauer...............................................  20,000        862,500
John J. Millerick...........................................  20,000        726,250

---------------

(D) Represents options granted pursuant to the Key Employee Stock Option Plan dated June 11, 1998.
(E) Represents Profit Sharing distribution and 401(k) match for all Officers listed.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding stock option grants to the Named Officers in fiscal 2001 and their fiscal year end option holdings:

                                     INDIVIDUAL GRANT (1)
                       -------------------------------------------------
                                    PERCENT OF
                         NUMBER        TOTAL                               POTENTIAL REALIZABLE VALUE
                           OF         OPTIONS                                AT ASSUMED ANNUAL RATES
                       SECURITIES   GRANTED TO                             OF STOCK PRICE APPRECIATION
                       UNDERLYING    EMPLOYEES    EXERCISE                     FOR OPTION TERM(2)
                        OPTIONS      IN FISCAL    PRICE PER   EXPIRATION   ---------------------------
        NAME            GRANTED        YEAR         SHARE        DATE          5%             10%
        ----           ----------   -----------   ---------   ----------   -----------   -------------
Bernard M. Gordon....        --          --            --            --           --              --
Thomas J. Miller,            --          --            --            --           --              --
  Jr.................
John J. Millerick....    10,000        2.8%        $43.13       1/19/09     $271,700      $  685,800
Lothar Koob..........    20,000        5.6%        $44.00       1/02/09     $554,400      $1,399,200
Gene M. Bauer........    20,000        5.6%        $40.56      12/11/08     $511,000      $1,289,800

---------------

(1) The exercise price per share of each option was equal to the fair market value per share of the Common Stock on the date of grant. Options became exercisable in equal installments over four years beginning in the third year from date of grant and terminates seven years from date of grant or upon termination of the Named Officer's employment with the Company, whichever occurs earlier.

(2) The 5% and 10% assumed rates of appreciation are required by the rules and regulations of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the price of the Common Stock in the future. The amounts shown in this table are are net of the option exercise price, but do not include deductions for taxes or other expenses associate with the exercise of the option or the sale of the underlying shares. The actual gains, if any, upon the exercise of stock options will depend upon the future performance of the Common Stock, the optionholders' continued employment through the option period, and the date on which the options are exercised. There can be no assurances that the rates of appreciation in this table can be achieved or that the amounts reflected will be received by the Named Officer.

STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information regarding stock options held by Named Officers as of July 31, 2001. No Named Officer exercised any stock options during the last fiscal year.

                                                 NUMBER OF                     VALUE OF
                                                UNEXERCISED                   UNEXERCISED
                                                OPTIONS AT               IN-THE-MONEY-OPTIONS
                                              FISCAL YEAR END            AT FISCAL YEAR END(1)
                                        ---------------------------   ---------------------------
                                        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                        -----------   -------------   -----------   -------------
Bernard M. Gordon....................         --             --             --              --
Thomas J. Miller, Jr.................         --             --             --              --
John J. Millerick....................         --         30,000             --         $82,200
Lothar Koob..........................         --         20,000             --              --
Gene M. Bauer........................         --         20,000             --              --

---------------

(1) The value of in-the-money options at year-end represents the aggregate difference between the option exercise price and the market value of the common stock at July 31, 2001. "In-the-money" options are options whose exercise price was less than the market value of the Common Stock at July 31, 2001.

COMPENSATION OF DIRECTORS

     Each Director who is not an employee of the Company is entitled to an annual fee of $10,000 plus a fee of $1,000 per meeting for each of the first four meetings of the Board or any Board Committee attended by him, together with reimbursement of travel expenses under certain circumstances.

     In June 1996, the Board of Directors adopted and stockholders approved at the January 1997 Annual Meeting of Stockholders, the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Plan"). Pursuant to the 1997 Plan, options to purchase 50,000 shares of Common Stock may be granted only to directors of the Company or any subsidiary who are not otherwise employees of the Company and any subsidiary. The exercise price of options granted under the 1997 Plan is the fair market value of the Common Stock on the date of grant. The 1997 Plan provides each new non-employee Director who is elected to the Board shall be granted an option to acquire 5,000 shares, effective as of the date he or she is first elected to the Board.

     Every four (4) years from the date on which a non-employee Director was last granted a non-employee Director option, that non-employee Director shall be granted an option to acquire 5,000 shares, effective as of the date of that fourth anniversary.

     Options granted under the 1997 Plan become exercisable in three equal annual installments on each of the first three anniversaries of the date of grant, and expire 10 years after the date of grant.

     The 1997 Plan is administered by members of the Company's Board of Directors. In fiscal 2001, the only option granted under the 1997 plan was an option for 5000 shares, at an option price of $44.00 per share, granted to Dr. Modic on April 12, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Company's Board of Directors during fiscal 2001 were Mr. Voboril, Dr. Wilson and Dr. Steinhauer. No executive officer of the Company has served as a director or member of the Compensation committee of any other company whose executive officers serve as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as to all persons (including any "group", as defined in section 13(d)(3) of the Exchange Act) known by the Company to have owned beneficially 5% or more of its Common Stock, as of August 31, 2001:

                                                              AMOUNT AND NATURE OF   PERCENT
NAME AND ADDRESS                                              BENEFICIAL OWNERSHIP   OF CLASS
----------------                                              --------------------   --------
Bernard M. Gordon Charitable Remainder Unitrust.............  4,642,292 shares(1)    35.1%(1)
Bernard M. Gordon and Julian Soshnick, Trustees
  8 Centennial Drive
  Peabody, MA 01960
T. Rowe Price...............................................  1,748,780 shares(2)    13.2%(2)
  100 East Pratt Street
  Baltimore, MD 21202
Private Capital Management Inc..............................  1,044,364 shares(2)     7.9%(2)
  3003 Ninth Street
  Naples, FL 33940

---------------

(1) Mr. Gordon serves as Trustee of the Bernard Gordon Charitable Remainder Unitrust (the "Trust") along with Julian Soshnick. The Trustees, acting by a majority, have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to The Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 8 Centennial Drive, Peabody, Massachusetts. The total shares reported above include 12,900 shares owned by the Gordon Foundation.

(2) The Company has been advised informally by T. Rowe Price and Private Capital Management Inc. that in their capacity as investment advisors they may be deemed a beneficial owner on August 31, 2001, of 1,748,780 shares, or 13.2% of the Company's Common Stock and 1,044,364 shares, or 7.9% of the Company's Common Stock, respectively.

     The following table sets forth information as to ownership of the Company's Common Stock, by its Directors and by Executive Officers as a group, as of August 31 2001:

                                                                AMOUNT AND NATURE OF     PERCENT
IDENTITY OF PERSON                                            BENEFICIAL OWNERSHIP (1)   OF CLASS
------------------                                            ------------------------   --------
Bernard M. Gordon...........................................       4,642,292 shares(2)     35.1%
Thomas J. Miller, Jr........................................          67,850 shares(3)        *
Julian Soshnick.............................................               0 shares(3)        *
John A. Tarello.............................................           6,667 shares(3)        *
M. Ross Brown...............................................           1,667 shares(3)        *
Gerald L. Wilson............................................           8,667 shares(3)        *
Edward F. Voboril...........................................           6,667 shares(3)        *
Bruce W. Steinhauer.........................................          11,667 shares(3)        *
Michael T. Modic............................................               0 shares(3)        *
Gene M. Bauer...............................................          20,000 shares(3)        *
Lothar Koob.................................................          20,050 shares(3)        *
John J. Millerick...........................................          20,000 shares(3)        *
All Directors and Executive Officers as a group (12                4,805,527 shares(3)     36.3%
  persons)..................................................

---------------

* Represents less than 1% ownership

(1) The amounts shown are based upon information furnished by the individual directors and officers. Unless otherwise noted, the beneficial owners have sole voting and investment power with respect to the shares listed.

(2) Mr. Gordon serves as Trustee of the Bernard Gordon Charitable Remainder Unitrust (the "Trust") along with Julian Soshnick. The Trustees, acting by a majority, have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to the Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 8 Centennial Drive, Peabody, Massachusetts. The total shares reported above includes 12,900 shares owned by the Gordon Foundation

(3) These amounts include certain shares deemed beneficially owned under Exchange Act Rule 13d-3(d)(1).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Bernard M. Gordon owns a 48% interest and Mr. Bernard L. Friedman, the Company's former Vice Chairman of the Board (Mr. Friedman resigned on July 31,
1993), own 52% interest in a limited partnership (Audubon Realty), which owns the Danvers, Massachusetts facilities leased by the Company for a term which expired July 31, 2001. These facilities include a 50,000 square foot building completed in 1978; a 40,000 square foot addition to that building, completed in 1982; and an 80,000 square foot building which the Company moved into during 1980. The annual rent on the entire 170,000 square feet was increased from $1,219,000 to $1,346,000 effective March 1, 2001. A total of 155,000 square feet of the facilities were sublet to Siemens Medical Electronics, Inc. under two subleases for terms, which ended on December 1, 2000 and July 31, 2001, respectively.

     Mr. Gordon owns a 48% interest and Mr. Friedman own a 52% interest in a limited partnership which owns the facility located at 360 Audubon Road, Wakefield, Massachusetts, which is leased by the Company for a term expiring on July 31, 2003. This facility has been utilized by the Company for manufacturing and office space since May 1, 1981. The annual rent for this facility was increased from $333,000 to $357,000 effective May 1, 1999, and shall be adjusted as of May 1 every third year to reflect increases in the cost of living.

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

     The leases each incorporated periodic rent escalation clauses, based upon the CPI. At the present time, the rent that the Company is paying under the Wakefield, Massachusetts lease reflects fair rental value for the property.

     See Item 2 of this Report for information as to the character of the leased premises, and Note 8 of Notes to Consolidated Financial Statements for further information as to the leases.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
                                                                         NUMBER
                                                                         -----
(a)   1... Financial Statements
           Report of Independent Accountants...........................     26
           Consolidated Balance Sheets at July 31, 2001 and 2000.......     27
           Consolidated Statements of Income for the years ended July
           31, 2001,
           2000 and 1999...............................................     28
           Consolidated Statements of Stockholders' Equity for the
           years ended
           July 31, 2001, 2000 and 1999................................     29
           Consolidated Statements of Cash Flows for the years ended
           July 31, 2001
           2000 and 1999...............................................     30
           Notes to Consolidated Financial Statements..................  31-47
           Financial Statement Schedule II.--Valuation and Qualifying
      2... Accounts....................................................     48
           Other schedules have been omitted because they are not
           required, not applicable, or the required information is
           furnished in the consolidated statements or notes thereto
      3... Exhibits--See Index to Exhibits.............................  49-53
(b)        Report on Form 8-K
           No reports on Form 8-K were filed by the registrant during the quarter
           ended July 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANALOGIC CORPORATION

Date:  October 25, 2001                   By /s/ BERNARD M. GORDON
                                            ------------------------------------
                                            Bernard M. Gordon
                                            Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 25, 2001                        /s/ BERNARD M. GORDON
                                              --------------------------------------------------------
                                              Bernard M. Gordon
                                              Chairman of the Board

Date: October 25, 2001                        /s/ THOMAS J. MILLER, JR.
                                              --------------------------------------------------------
                                              Thomas J. Miller, Jr.
                                              President, Chief Executive Officer and Director

Date: October 25, 2001                        /s/ M. ROSS BROWN
                                              --------------------------------------------------------
                                              M. Ross Brown
                                              Director

Date: October 25, 2001                        /s/ JOHN J. MILLERICK
                                              --------------------------------------------------------
                                              John J. Millerick
                                              Senior Vice President,
                                              Chief Financial Officer and Treasurer

Date: October 25, 2001                        /s/ MICHAEL T. MODIC
                                              --------------------------------------------------------
                                              Michael T. Modic
                                              Director

Date: October 25, 2001                        /s/ JULIAN SOSHNICK
                                              --------------------------------------------------------
                                              Julian Soshnick
                                              Director

Date: October 25, 2001                        /s/ BRUCE W. STEINHAUER
                                              --------------------------------------------------------
                                              Bruce W. Steinhauer
                                              Director

Date: October 25, 2001                        /s/ JOHN A. TARELLO
                                              --------------------------------------------------------
                                              John A. Tarello
                                              Director

Date: October 25, 2001                        /s/ EDWARD F. VOBORIL
                                              --------------------------------------------------------
                                              Edward F. Voboril
                                              Director

Date: October 25, 2001                        /s/ GERALD L. WILSON
                                              --------------------------------------------------------
                                              Gerald L. Wilson
                                              Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Analogic Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 24, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
October 1, 2001

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    JULY 31,
                                                               -------------------
                                                                 2001       2000
                                                               --------   --------
                                                                 (IN THOUSANDS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 46,013   $ 29,132
  Marketable securities, at market (Note 3).................     76,899     87,242
  Accounts and notes receivable net of allowance for
    doubtful accounts ($1,268 in 2001 and $1,010 in 2000)...     65,937     60,374
  Accounts receivable affiliates, net (Note 6)..............      2,350      3,063
  Inventories (Note 4)......................................     60,696     62,326
  Deferred income taxes (Note 11)...........................      9,045      8,511
  Other current assets......................................      7,410      5,239
                                                               --------   --------
         Total current assets...............................    268,350    255,887
Property, plant and equipment, net (Note 4).................     68,846     63,524
Investments in and advances to affiliated companies (Note
  6)........................................................      4,692      4,855
Capitalized software, net...................................      5,488      5,368
Other assets................................................      5,143      3,567
                                                               --------   --------
         Total Assets.......................................   $352,519   $333,201
                                                               ========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage and other notes payable (Note 7).................   $    369   $    363
  Obligations under capital leases (Note 8).................        275        714
  Accounts payable, trade...................................     15,378     20,015
  Accrued expenses (Note 4).................................     26,183     20,038
  Accrued income taxes (Note 11)............................      1,646      1,780
                                                               --------   --------
         Total current liabilities..........................     43,851     42,910
Long term liabilities:
  Mortgage and other notes payable (Note 7).................      4,896      5,265
  Obligations under capital leases (Note 8).................        664        374
  Advance payments and other................................      1,135
                                                               --------   --------
                                                                  6,695      5,639
Deferred income taxes (Note 11).............................      1,836      2,519
Excess of acquired net assets over cost, net................                   104
Minority interest in subsidiary.............................                 4,268
Commitments (Note 8)
Stockholders' equity:
  Common stock, $.05 par; authorized 30,000,000 shares;
    issued 14,069,702 shares in 2001; 13,980,502 shares in
    2000....................................................        703        699
  Capital in excess of par value............................     37,857     27,703
  Retained earnings.........................................    277,450    266,127
  Accumulated other comprehensive income....................     (1,598)    (2,118)
  Treasury stock, at cost 846,185 shares in 2001; 1,102,135
    shares in 2000..........................................     (9,035)   (11,869)
  Unearned compensation.....................................     (5,240)    (2,781)
                                                               --------   --------
         Total stockholders' equity.........................    300,137    277,761
                                                               --------   --------
         Total Liabilities and Stockholders' Equity.........   $352,519   $333,201
                                                               ========   ========

   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED JULY 31,
                                                               ---------------------------------
                                                                 2001        2000        1999
                                                               ---------   ---------   ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                             DATA)
Net revenue:
  Product...................................................   $320,108    $255,250    $242,853
  Engineering...............................................     27,706      23,293      18,092
  Other revenue.............................................     12,762      13,038      12,015
                                                               --------    --------    --------
Total net revenue...........................................    360,576     291,581     272,960
Cost of sales:
  Product...................................................    204,736     159,175     144,120
  Engineering...............................................     23,199      17,413      12,612
  Other.....................................................      6,354       6,203       6,098
  Asset impairment charges (Note 5).........................      3,200
                                                               --------    --------    --------
Total cost of sales.........................................    237,489     182,791     162,830
Gross margin................................................    123,087     108,790     110,130
Operating expenses:
  Research and product development..........................     41,271      38,260      39,598
  Selling and marketing.....................................     33,113      26,207      25,735
  General and administrative................................     32,796      27,526      21,230
                                                               --------    --------    --------
                                                                107,180      91,993      86,563
Income from operations......................................     15,907      16,797      23,567
Other (income) expense:
  Interest income, net......................................     (5,402)     (5,737)     (6,370)
  Equity in unconsolidated affiliates.......................     (1,890)      1,286       5,067
  Other, net................................................        646         156         (54)
                                                               --------    --------    --------
                                                                 (6,646)     (4,295)     (1,357)
Income before income taxes and minority interest............     22,553      21,092      24,924
Provision for income taxes (Note 11)........................      6,792       6,539       4,981
Minority interest in net income of consolidated
  subsidiary................................................        530         487         758
                                                               --------    --------    --------
Net income..................................................   $ 15,231    $ 14,066    $ 19,185
                                                               ========    ========    ========
Net income per common share: (Note 15)
  Basic.....................................................   $   1.18    $   1.10    $   1.51
  Diluted...................................................   $   1.17    $   1.09    $   1.50
Weighted-average shares outstanding: (Note 15)
  Basic.....................................................     12,950      12,817      12,683
  Diluted...................................................     13,055      12,883      12,791

   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999
                        (000 OMITTED, EXCEPT SHARE DATA)

                                            COMMON STOCK       CAPITAL IN      TREASURY STOCK
                                         -------------------   EXCESS OF    ---------------------     UNEARNED     RETAINED
                                           SHARES     AMOUNT   PAR VALUE      SHARES      AMOUNT    COMPENSATION   EARNINGS
                                         ----------   ------   ----------   ----------   --------   ------------   --------
Balance, July 31, 1998.................  13,852,127    $693     $23,567     (1,205,347)  $(13,515)    $(1,102)     $239,891
Shares issued for employee stock
 options, grants, and stock purchase
 plan, net of cancellations and income
 tax benefit...........................      32,000       1       1,043         52,277        964        (730)
Purchases of treasury stock............                                        (16,000)      (549)
Amortization of unearned
 compensation..........................                                                                   527
Dividends declared ($0.27 per share)...                                                                             (3,425)
Other..................................                             108
Comprehensive Income:
 Net income for the year...............                                                                             19,185
   Translation adjustments.............
   Unrealized marketable securities
     gains and losses..................
 Total Comprehensive Income............
                                         ----------    ----     -------     ----------   --------     -------      --------
Balance, July 31, 1999.................  13,884,127    $694     $24,718     (1,169,070)  $(13,100)    $(1,305)     $255,651
Shares issued for employee stock
 options, grants, and stock purchase
 plan, net of cancellations and income
 tax benefit...........................      96,375       5       2,915         66,935      1,231      (2,120)
Amortization of unearned
 compensation..........................                                                                   644
Dividends declared ($0.28 per share)...                                                                             (3,590)
Other..................................                              70
Comprehensive Income:
 Net income for the year...............                                                                             14,066
   Translation adjustments (Net of tax
     of $1,265)........................
   Unrealized marketable securities
     gains and losses (Net of tax of
     $122).............................
   Total Comprehensive Income..........
                                         ----------    ----     -------     ----------   --------     -------      --------
Balance, July 31, 2000.................  13,980,502    $699     $27,703     (1,102,135)  $(11,869)    $(2,781)     $266,127
Shares issued for employee stock
 options, grants, and stock purchase
 plan, net of cancellations and income
 tax benefit...........................      89,200       4       4,643         65,695        802      (3,435)
Amortization of unearned
 compensation..........................                                                                   976
Dividends declared ($0.28 per share)...                                                                             (3,626)
Shares issued to purchase minority
 interest in subsidiary................                           5,552        190,255      2,032
Adjustment to reporting period of
 equity investment (Note 6)............                                                                               (282)
Other..................................                             (41)
Comprehensive Income:
 Net income for the year...............                                                                             15,231
   Translation adjustments (Net of tax
     of $485)..........................
   Unrealized marketable securities
     gains and losses (Net of tax of
     $824).............................
   Total Comprehensive Income:.........
                                         ----------    ----     -------     ----------   --------     -------      --------
Balance, July 31, 2001.................  14,069,702    $703     $37,857       (846,185)  $ (9,035)    $(5,240)     $277,450
                                         ==========    ====     =======     ==========   ========     =======      ========

                                          ACCUMULATED
                                             OTHER           TOTAL
                                         COMPREHENSIVE   STOCKHOLDERS'
                                            INCOME          EQUITY
                                         -------------   -------------
Balance, July 31, 1998.................     $   283        $249,817
Shares issued for employee stock
 options, grants, and stock purchase
 plan, net of cancellations and income
 tax benefit...........................                       1,278
Purchases of treasury stock............                        (549)
Amortization of unearned
 compensation..........................                         527
Dividends declared ($0.27 per share)...                      (3,425)
Other..................................                         108
Comprehensive Income:
 Net income for the year...............                      19,185
   Translation adjustments.............        (250)           (250)
   Unrealized marketable securities
     gains and losses..................      (1,056)         (1,056)
                                                           --------
 Total Comprehensive Income............                      17,879
                                            -------        --------
Balance, July 31, 1999.................     $(1,023)       $265,635
Shares issued for employee stock
 options, grants, and stock purchase
 plan, net of cancellations and income
 tax benefit...........................                       2,031
Amortization of unearned
 compensation..........................                         644
Dividends declared ($0.28 per share)...                      (3,590)
Other..................................                          70
Comprehensive Income:
 Net income for the year...............                      14,066
   Translation adjustments (Net of tax
     of $1,265)........................        (309)           (309)
   Unrealized marketable securities
     gains and losses (Net of tax of
     $122).............................        (786)           (786)
                                                           --------
   Total Comprehensive Income..........                      12,971
                                            -------        --------
Balance, July 31, 2000.................     $(2,118)       $277,761
Shares issued for employee stock
 options, grants, and stock purchase
 plan, net of cancellations and income
 tax benefit...........................                       2,014
Amortization of unearned
 compensation..........................                         976
Dividends declared ($0.28 per share)...                      (3,626)
Shares issued to purchase minority
 interest in subsidiary................                       7,584
Adjustment to reporting period of
 equity investment (Note 6)............                        (282)
Other..................................                         (41)
Comprehensive Income:
 Net income for the year...............                      15,231
   Translation adjustments (Net of tax
     of $485)..........................        (738)           (738)
   Unrealized marketable securities
     gains and losses (Net of tax of
     $824).............................       1,258           1,258
                                                           --------
   Total Comprehensive Income:.........                      15,751
                                            -------        --------
Balance, July 31, 2001.................     $(1,598)       $300,137
                                            =======        ========

   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEARS ENDED JULY 31,
                                                               ------------------------------
                                                                 2001       2000       1999
                                                               --------   --------   --------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................   $ 15,231   $ 14,066   $ 19,185
  Adjustments to reconcile net income to net cash provided
     by
          operating activities:
     Deferred income taxes..................................     (1,181)    (2,562)    (3,345)
     Depreciation and amortization..........................     15,886     14,343     13,999
     Minority interest in net income of consolidated
       subsidiaries.........................................        530        487        758
     Allowance for doubtful accounts........................        492         91        319
     Impairment of assets...................................      3,200
     Gain on sale of equipment..............................       (109)      (158)       (87)
     Excess of equity in (gain)/loss of unconsolidated
       affiliates...........................................     (1,890)     1,286      5,067
     Compensation from stock grants.........................        976        644        526
     Impairment on investment...............................        487        110
     Net changes in operating assets and liabilities (Note
       14)..................................................     (6,117)   (13,282)     1,059
                                                               --------   --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................     27,505     15,025     37,481
                                                               --------   --------   --------
INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies.......                (2,805)    (4,023)
  Return of investment from affiliated company..............      1,696
  Additions to property, plant and equipment................    (18,591)   (13,789)   (21,232)
  Capitalized software, gross...............................     (3,621)    (3,001)    (2,492)
  Proceeds from sale of property, plant and equipment.......        135        769        116
  Purchases of marketable securities........................                (8,805)   (11,205)
  Maturities of marketable securities.......................     12,425     14,840     10,120
                                                               --------   --------   --------
NET CASH USED BY INVESTING ACTIVITIES.......................     (7,956)   (12,791)   (28,716)
                                                               --------   --------   --------
FINANCING ACTIVITIES:
  Payment of overdraft facility.............................                           (2,600)
  Payments on debt and capital lease obligations............     (1,076)      (988)      (911)
  Purchase of common stock for treasury.....................                             (549)
  Issuance of stock pursuant to stock options and employee
     stock purchase plan....................................      1,928      1,671      1,156
  Dividends paid to shareholders............................     (3,626)    (3,590)    (3,425)
                                                               --------   --------   --------
  NET CASH USED BY FINANCING ACTIVITIES.....................     (2,774)    (2,907)    (6,329)
                                                               --------   --------   --------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH...................        106       (212)       (63)
                                                               --------   --------   --------
  NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS.......................................     16,881       (885)     2,373
                                                               --------   --------   --------
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............     29,132     30,017     27,644
                                                               --------   --------   --------
  CASH AND CASH EQUIVALENTS, END OF YEAR....................   $ 46,013   $ 29,132   $ 30,017
                                                               ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

  BUSINESS OPERATIONS:

     Analogic Corporation and its subsidiaries ("Analogic" or the "Company") are engaged primarily in the design, manufacture and sale of high technology, high performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The Company is subject to risks common to companies in the medical instrumentation technology industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, loss of any significant customer, protection of proprietary technology, and compliance with regulations of domestic and foreign regulatory authorities and agencies.

     Significant accounting policies are as follows:

  (A) PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Investments in companies in which ownership interests range from 20 to 50 percent and/or the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All intercompany accounts and transactions have been eliminated.

  (B) INVENTORIES:

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead costs.

  (C) PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for maintenance and repairs are charged to expense while the cost of significant improvements which extend the life of the underlying asset are capitalized.

     The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings...................................................             35 years
Property under capital lease................................       up to 22 years
Manufacturing equipment.....................................         4 to 7 years
Furniture, fixtures and computer equipment..................         4 to 8 years
Leasehold and capital lease improvements....................       up to 15 years
Motor vehicles..............................................              3 years

     Interest is capitalized in connection with the in house construction of fixed assets. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Total interest of $108, $171 and $154 was capitalized in fiscal 2001, 2000 and 1999, respectively.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

  (D) REVENUE RECOGNITION:

     Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance. Service revenues are recognized at the time the services are rendered and the Company has no significant further obligations to the customer. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. License revenue, based on contractual agreements reached with customers, is recognized over the term of the license. Revenues related to the hotel operations are recognized as services are performed. For certain transactions, at the request of customers, revenue was recognized on a bill and hold basis after completion of manufacture. All bill and hold transactions had met specified revenue recognition criteria which included normal billing, credit and payment terms, firm commitment and transfer to the customers of all risks and rewards of ownership. Total receivable related to bill and hold transactions were approximately $1,151, $1,806 and $2,049 at July 31, 2001, 2000, and 1999
respectively.

  (E) CAPITALIZED SOFTWARE COSTS:

     In accordance with FAS 86, the Company capitalizes certain computer software costs, primarily labor and overhead, it develops for use in its own products. Capitalization commences when the Company determines, after a detailed review, that the product is technologically feasible. Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense was $1,647, $1,778 and $1,977 in fiscal 2001, 2000 and 1999, respectively. The unamortized balance of capitalized software was $5,488 and $5,368 at July 31, 2001 and 2000, respectively.

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

  (I) NET INCOME PER SHARE:

     Basic net income per share is based upon the weighted average common shares outstanding during the period. Diluted net income per share is based upon the weighted average common shares and is calculated by considering the impact of common stock equivalents (outstanding stock options and restricted stock) as if they were converted into common stock at the beginning of the period.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

  (J) CASH AND CASH EQUIVALENTS:

     The Company considers all short-term deposits with an original maturity of three months or less at acquisition date to be cash equivalents. Cash equivalents amounted to approximately $46,000 and $26,000 at July 31, 2001 and 2000, respectively.

  (K) CONCENTRATION OF CREDIT RISK:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, and performs ongoing credit evaluations on its customers' financial condition.

  (L) MARKETABLE SECURITIES:

     The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized marketable securities gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses cost is identified on a specific identification basis.

  (M) ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Management has reviewed SFAS No. 141 and does not believe it will have a material effect on its financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on August 1, 2002. Management has reviewed SFAS No. 142 and does not believe it will have a material effect on its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of ". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on August 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

  (n) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. These estimates include reserves on accounts receivable, inventories and other liabilities. Actual results could differ from those estimates.

  (o) COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income" established standards for reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of stockholders' equity. Other comprehensive income consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments.

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

  (r) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets, primarily fixed assets, in accordance with Statement of Financial Accounting Standards No. 121, (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of ". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.

  (s) TRANSLATION OF FOREIGN CURRENCIES

     The assets and liabilities of the Company's foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as cumulative translation adjustments in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow) are included in operations in the period in which they occur.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

  (T) BASIS OF PRESENTATION:

     Certain financial statement items have been reclassified to conform to the current year's format.

2.  BUSINESS COMBINATIONS:

     In July 2001, the Company ownership of Camtronics Medical Systems, Ltd. (formerly Camtronics, Ltd.) increased from 81% to 100%, as a result of the Company acquiring all outstanding shares of Camtronics common stock. The Company issued 190,255 shares of common stock from its treasury, for a value of $7,584, to acquire the remaining 19% of minority interest. The Company recorded a premium in excess of book value of $3,227, of which $1,240 was applied to property, plant and equipment, and $1,987 was applied to intangible assets (classified as other assets on the balance sheet) related to software and systems technology.

     In January 1993, the Company acquired an interest of approximately 57% in a newly formed company, B-K Medical Systems A/S ("B-K"). B-K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The Company's ownership interest was adjusted upward to 59% in fiscal 1994 in accordance with the shareholders' agreement. In July 1996, the Company acquired the remaining 41% interest in B-K for $3,416 in cash. The Company's equity in net assets of B-K exceeded the purchase price for this portion of the investment by approximately $565. This excess was fully amortized in fiscal 2001. Accumulated amortization amounted to $565 and $462 as of July 31, 2001 and 2000, respectively.

     On June 28, 1999, the Company acquired the fixed assets of Noranda Advanced Materials' medical detectors and pure metal businesses for approximately $5,500. The company was renamed ANRAD Corporation and is located in St. Laurent, Quebec. ANRAD's objective is to develop and manufacture selenium-based flat panel x-ray detectors for the medical and industrial markets. The acquisition was accounted for as a purchase and ANRAD operations have been included in the Company's consolidated financial statements since June 28, 1999. During the fourth quarter of fiscal 2000, ANRAD sold the assets of its pure metal business at cost for approximately $700 in cash to former employees. No gain or loss was recognized by the Company in connection with the sale.

3.  MARKETABLE SECURITIES:

     Marketable securities are categorized as available-for-sale securities and summarized as follows:

                                                            GROSS UNREALIZED
                                                  -------------------------------------
JULY 31, 2001                                      COST      GAIN    LOSS    FAIR VALUE
-------------                                     -------   ------   -----   ----------
Debt securities issued by various state and
  local municipalities and agencies.............  $75,125   $1,775   $  (1)   $76,899
JULY 31, 2000
Debt securities issued by various state and
  local municipalities and agencies.............  $87,550   $  384   $(692)   $87,242

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     The cost and estimated fair value of current debt securities at July 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                                         FAIR
                                                               COST      VALUE
                                                              -------   -------
Debt Securities:
  Due in one year or less...................................  $17,361   $17,555
  Due after one year through five years.....................   57,764    59,344
                                                              -------   -------
     Total Debt Securities..................................  $75,125   $76,899
                                                              =======   =======

4.  BALANCE SHEET INFORMATION:

     Additional information for certain balance sheet accounts is as follows for the years ended:

                                                                     JULY 31,
                                                               ---------------------
                                                                 2001        2000
                                                               ---------   ---------
                                                                  (IN THOUSANDS)
Inventories:
  Raw materials.............................................   $  35,660   $  31,728
  Work-in-process...........................................      15,642      20,724
  Finished goods............................................       9,394       9,874
                                                               ---------   ---------
                                                               $  60,696   $  62,326
                                                               =========   =========
Property, plant and equipment:
  Land and land improvements................................   $   4,253   $   4,253
  Buildings and improvements................................      43,385      37,531
  Property under capital lease..............................       1,503       4,865
  Leasehold and capital lease improvements..................       2,318       3,464
  Manufacturing equipment...................................      96,452      90,621
  Furniture, fixtures and computer equipment................      37,377      32,118
  Motor vehicles............................................         568         834
                                                               ---------   ---------
                                                                 185,856     173,686
Less accumulated depreciation and amortization..............    (117,010)   (110,162)
                                                               ---------   ---------
                                                               $  68,846   $  63,524
                                                               =========   =========

     The decrease in property under capital lease and leasehold and capital lease improvements was due to expiration of a real estate capital lease.

                                                                  JULY 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued Expenses:
  Accrued employee compensation and benefits................  $14,617   $10,562
  Accrued warranty..........................................    3,202     3,636
  Deferred revenue..........................................    4,333     2,308
  Customer deposit..........................................      972       463
  Other.....................................................    3,059     3,069
                                                              -------   -------
                                                              $26,183   $20,038
                                                              =======   =======

                     ANALOGIC CORPORATION AND SUBSIDIARIES

5.  ASSET IMPAIRMENT CHARGES:

     The Company recognized asset impairment charges of $3,200 in fiscal 2001 attributable to certain assets of Anatel, the Company's telecommunications subsidiary. As a result of the significant deterioration of the telecommunication business, the Company evaluated the recoverability of certain assets and wrote off $1,500 of inventory, $1,500 of capitalized software and $200 of capital equipments. The Company was required to reduce the carrying value of the assets to fair value and recognized asset impairment charges, because the carrying value of the affected assets exceeded the projected future undiscounted cash flows.

6.  INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES:

  A) INVESTMENT IN SHENZHEN ANKE HIGH-TECH CO., LTD:

     During October 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People's Republic of China, entered into separate agreements with four investors which resulted in these investors buying a 10.8% equity interest in ASI from its existing investors. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company's ownership in ASI was reduced by 5.4% to 44.6%. On January 18, 2001, the company name was changed from "Analogic Scientific, Inc. " to "Shenzhen Anke High-Tech Co., Ltd" (SAHCO).

     The Company accounts for this investment under the equity method of accounting whereby the Company adjusts its investment balance to recognize its share of SAHCO's earnings or losses, changes in SAHCO's capital investment and dividends received.

     During fiscal 2001 the Company became aware of certain differences between local statutory accounting practices used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP) primarily with respect to the valuation of accounts receivable and inventory and revenue recognition. During the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis and concluded that adjustments were necessary for the prior periods resulting in a reduction in the Company's investment in SAHCO of $2,375 at July 31, 2000 (or $1,808 net of tax effect) which reduced the carrying value of the Company's investment at July 31, 2000 from $6,125 to $3,750.

     SAHCO has historically provided the Company with current quarterly information regarding its financial results. To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. GAAP, the Company changed, effective with the first fiscal quarter ended October 31, 2000, its method of recording SAHCO's financial results and uses the previous quarter's financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied quarterly delay in recording its equity-based accounting. Accordingly, the Company recognized its share of SAHCO's previous calendar quarter profit of $414,000 (or $282,000 net of tax effect) in the three months ended October 31, 2000 and adjusted the beginning retained earnings by the $282,000. This change has no impact in fiscal year 2000.

     The Company's share of SAHCO's losses amounted to $51 in fiscal year 2001, as compared to a profit of $865 in fiscal year 2000. The carrying value of this investment was $3,699 at July 31, 2001 and $3,750 at July 31, 2000. Transactions with SAHCO for fiscal years 2001, 2000 and 1999 consisted of revenues of approximately $3,237, $5,575, $2,610, respectively. At July 31, 2001 and 2000, net accounts receivable from this affiliate were $2,350 and $3,063, respectively.

  B) OTHER INVESTMENTS:

     The Company along with another investor each owned a 50% interest in a private company for the design and development of medical imaging equipment. Upon completion of the research and development phase, the private company sold its intellectual property in a form of license to a newly formed limited liability

                     ANALOGIC CORPORATION AND SUBSIDIARIES
company called Enhanced CT Technology LLC ("ECTT"), distributed its assets to the Company and the other original investor, and ceased operations.

     The Company, in conjunction with its original investor, retains a 50% interest in ECTT, which will receive license related royalties based upon future sales of medical imaging equipment. The Company accounted for this transfer at historical cost and will continue to account for this investment using the equity method of accounting. The Company's share of losses from the previous private company amounted to $2,665. The Company's share of profit in the newly formed limited partnership was $1,789 in fiscal 2001 and $441 in fiscal 2000. The carrying value of the Company's investment in ECTT at July 31, 2001 was $1,230 and $441 at July 31, 2000.

     The Company owns 1,771,802 shares of Norland Medical Systems, Inc., which were received in fiscal 2000 from a limited partnership (Norland Partners) that was 25% owned by Analogic. The partnership was dissolved in fiscal 2000 upon distributing all its shares in Norland Medical Systems, Inc. to the respective partners. At the time of distribution the shares were restricted, however, the restriction on 620,865 shares lapsed on January 1, 2001 and the remaining 1,150,937 shares became unrestricted on March 29, 2001. At July 31, 2000 the Company recognized a loss of approximately $110 and reduced the value of the Norland shares to its market value of $664 because it believed an other than temporary impairment of value had occurred. During fiscal 2001, the Company recorded an additional loss of $487 and reduced the value of the shares to their market value of $177 at July 31, 2001.

7.  MORTGAGE AND OTHER NOTES PAYABLE:

     Mortgage and other notes payable consists of the following:

                                                                 JULY 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
3% Mortgage Note Payable, due 2017, payable quarterly,
  collateralized by land, office and manufacturing
  facilities................................................  $4,515   $4,728
Business Development Revenue Bonds, interest of
  approximately 5% payable quarterly, annual principal
  payments of $150 through September 1, 2005, collateralized
  by land, office and manufacturing facilities..............     750      900
                                                              ------   ------
                                                               5,265    5,628
Less current portion........................................     369      363
                                                              ------   ------
                                                              $4,896   $5,265
                                                              ======   ======

     Principal maturities in each of the next five fiscal years and thereafter on the above notes are as follows: 2002, $369; 2003, $376; 2004, $383; 2005,
$390; 2006, $397 and $3,350 thereafter.

     Total interest incurred amounted to $348, $472 and $518 in fiscal 2001, 2000 and 1999, respectively, of which $108, $171 and $154 was capitalized.

     The Company currently has approximately $10.0 million in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings in fiscal 2001 or in fiscal 2000.

8.  LEASE AND OTHER COMMITMENTS WITH RELATED AND NON-RELATED THIRD PARTIES:

     The Company leased three operating facilities from a partnership in which the Chairman and the former Vice Chairman are partners under leases that have been accounted for as capital leases. As of July 31, 2001 two of these leases expired and were not renewed. The leases contain rent escalation clauses based upon cost-of-living adjustments. The rent adjustments were not significant in fiscal 2001, 2000 and 1999.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     Property under capital leases is included in property, plant and equipment, as follows:

                                                                  JULY 31,
                                                               ---------------
                                                                2001     2000
                                                               ------   ------
Land and Buildings..........................................   $1,503   $4,865
Less accumulated amortization...............................    1,358    4,485
                                                               ------   ------
Net capital lease assets....................................   $  145   $  380
                                                               ======   ======

     The Company's Danish subsidiary B-K announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacture of specialized diagnostic ultrasound equipment at an estimated cost of $15,500. The new facility, scheduled for completion in May 2002, will host manufacturing, research and development, service, marketing, sales and administrative functions. The new facility is expected to be financed by a combination of internally generated cash and borrowings.

     Certain of the Company's subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

     Rent expense approximated $1,423, $989 and $764 (net of sublease income of $872, $1,143 and $1,108) in fiscal 2001, 2000 and 1999, respectively.

     The following is a schedule by year of future minimum lease payments at July 31, 2001:

                                                              CAPITAL   OPERATING
FISCAL YEAR                                                   LEASES     LEASES
-----------                                                   -------   ---------
2002........................................................  $  364     $1,490
2003........................................................     363        833
2004........................................................     150        519
2005........................................................     150        462
2006........................................................      70        285
                                                              ------     ------
                                                              $1,097     $3,589
                                                              ======     ======
Less amount representing interest at 8.45%-12.75%...........     158
                                                              ------
Present value of minimum lease payments (includes current
  portion of $275)..........................................  $  939
                                                              ======

9.  STOCK OPTION AND STOCK BONUS PLANS:

     At July 31, 2001, the Company had four key employee stock option plans two of which have lapsed as to the granting of options. In addition, the Company has two key employee stock bonus plans, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.

     Options granted under the four key employee stock option plans generally become exercisable in installments commencing no earlier than two years from the date of grant and no later than six years from the date of grant. Unexercised options expire up to seven years from date of grant. Options issued under the plans are non-qualified options or incentive stock options and are issued at prices of not less than 100% of the fair market value of the common stock at the date of grant. Tax benefits from early disposition of the stock by optionees under incentive stock options, and from exercise of non-qualified options are credited to capital in excess of par value.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     Options granted under the two non-employee director stock option plans become exercisable in equal installments over three years commencing one year from the date of grant and remain exercisable for ten years from the date of grant. Options issued under the plans are non-qualified options and are issued at prices of 100% of the fair market value of the common stock at the date of grant.

     Under the Company's key employee stock bonus plans, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plans may not dispose or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans vest in four equal installments beginning in the third year from the date of grant. Upon issuance of stock under the plans, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Shares granted under the Company's key employee stock bonus plan were 89,000 at a weighted average fair market value of $41.61 per share in fiscal 2001; 87,000 shares at a weighted average fair market value of $27.89 per share in fiscal 2000; 22,000 shares at a weighted average fair market value of $33.16 per share in fiscal 1999. Amortization of unearned compensation of $976, $644 and $527 was recorded in fiscal 2001, 2000 and 1999, respectively.

     Under the employee stock purchase plan, eligible participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six-month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 7,864 in 2001, 11,940 in 2000 and 12,389 in 1999.

     At July 31, 2001, 758,523 shares were reserved for grant under the above stock option, bonus and purchase plans.

     The following table sets forth the stock option transactions for the years ended July 31, 2001, 2000, and 1999:

                                              2001                  2000                  1999
                                       -------------------   -------------------   -------------------
                                       WEIGHTED              WEIGHTED              WEIGHTED
                                        AVERAGE    NUMBER     AVERAGE    NUMBER     AVERAGE    NUMBER
                                       PRICE PER     OF      PRICE PER     OF      PRICE PER     OF
                                         SHARE     SHARES      SHARE     SHARES      SHARE     SHARES
                                       ---------   -------   ---------   -------   ---------   -------
Options outstanding beginning of
  year..............................    $32.60     501,543    $29.80     511,389    $27.25     477,752
Options granted.....................     38.92     361,850     35.53     149,850     35.17     121,400
Options exercised...................     24.66     (66,906)    18.32     (73,370)    15.96     (49,888)
Options cancelled...................     35.26     (51,150)    32.92     (86,326)    33.06     (37,875)
                                        ------     -------    ------     -------    ------     -------
Options outstanding end of year.....     36.11     745,337     32.60     501,543     29.80     511,389
                                                   =======               =======               =======
Options exercisable end of year.....     30.70     159,048     23.60      84,374     19.87     111,656
                                                   =======               =======               =======

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at July 31, 2001:

                                   OPTIONS OUTSTANDING
                       -------------------------------------------       OPTIONS EXERCISABLE
                                       WEIGHTED-AVG                  ----------------------------
                          NUMBER        REMAINING     WEIGHTED-AVG      NUMBER       WEIGHTED-AVG
RANGE OF                OUTSTANDING    CONTRACTUAL      EXERCISE      EXERCISABLE      EXERCISE
EXERCISE PRICES        AS OF 7/31/01   LIFE (YEARS)      PRICE       AS OF 7/31/01      PRICE
---------------        -------------   ------------   ------------   -------------   ------------
$16.75-$32.13........     135,612          3.92          $27.16          92,025         $25.78
32.14-33.00..........      18,375          3.57           32.49          12,000          32.52
33.01-34.75..........     185,350          7.14           34.75           1,750          34.75
34.76-36.50..........     124,550          6.86           36.21          14,785          36.11
36.51-43.13..........     150,800          6.19           39.87          26,234          37.57
43.14-44.00..........     130,650          7.11           43.82          12,254          44.00
                          -------                                       -------
16.75-44.00..........     745,337          6.22           36.11         159,048          30.70
                          =======                                       =======

     The fair value of the Company's stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options. The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                                              2001    2000    1999
                                                              ----    ----    ----
Expected life (in years)....................................     6       8       7
Volatility..................................................    44%     41%     38%
Risk-free interest rate.....................................  5.48%   6.45%   4.89%
Dividend yield..............................................    .7%     .6%     .8%

     The weighted-average estimated fair value of stock options granted during fiscal 2001, 2000 and 1999, was $18.45, $19.11 and $19.13 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:

                                                                YEARS ENDED JULY 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Net income As reported..................................   $15,231     $14,066     $19,185
  Pro forma.............................................    13,094      13,567      18,659
Net income per common share
  As reported -- Basic..................................      1.18        1.10        1.51
  Pro forma -- Basic....................................      1.01        1.06        1.47
  As reported -- Diluted................................      1.17        1.09        1.50
  Pro forma -- Diluted..................................      1.00        1.05        1.46

                     ANALOGIC CORPORATION AND SUBSIDIARIES

10.  RETIREMENT PLANS:

     The Company has a qualified Profit Sharing Retirement Plan ("Retirement Plan") for the benefit of eligible employees. The Retirement Plan provides that the Company shall make contributions from current or accumulated earnings as determined by the Board of Directors. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. Profit sharing expense amounted to $1,000 in fiscal years 2000 and 1999. The Company did not contribute to the Retirement Plan in fiscal 2001.

     The Company sponsors a 401(k) Plan (the "Plan") to provide retirement benefits for its employee. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Beginning in fiscal 2001, the Company matched employee contributions dollar for dollar up to 3% of eligible earning per year per person. All contributions vest immediately. The Company contributions to the Plans totaled $2,009 in fiscal 2001.

11.  INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                                                    JULY 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
Current income taxes:
  Federal................................................  $6,168    $5,737    $6,743
  State and foreign......................................   2,179     2,038       883
                                                           ------    ------    ------
                                                            8,347     7,775     7,626
                                                           ------    ------    ------
Deferred income taxes (benefit):
  Federal................................................  (1,506)   (1,273)   (2,192)
  State and foreign......................................     (49)       37      (453)
                                                           ------    ------    ------
                                                           (1,555)   (1,236)   (2,645)
                                                           ------    ------    ------
                                                           $6,792    $6,539    $4,981
                                                           ======    ======    ======

     The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

                                                                  JULY 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Unrealized equity loss................................  $   (48)   $   (64)   $(2,012)
Capitalized software..................................     (214)       507         75
Depreciation..........................................     (243)       (51)       197
Bad debt..............................................              (1,175)        16
Inventory valuation...................................     (711)      (376)      (876)
Benefit plans.........................................     (284)      (151)      (202)
Capital loss carryforwards............................                (140)       145
Other items, net......................................      (55)       214         12
                                                        -------    -------    -------
                                                        $(1,555)   $(1,236)   $(2,645)
                                                        =======    =======    =======

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     Income (loss) before income taxes from domestic and foreign operations is as follows:

                                                                   JULY 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Domestic...............................................   $22,729   $18,287   $25,987
Foreign................................................      (176)    2,805    (1,063)
                                                          -------   -------   -------
                                                          $22,553   $21,092   $24,924
                                                          =======   =======   =======

     The components of the deferred tax assets and liabilities are as follows:

                                                              DEFERRED TAX   DEFERRED TAX
JULY 31, 2001                                                    ASSETS      LIABILITIES
-------------                                                 ------------   ------------
Depreciation................................................                    $3,814
Bad debt....................................................    $ 1,364
Capitalized interest and other costs........................        385            387
Inventory...................................................      2,583
Warranty....................................................        992
Benefit plans...............................................      1,934
Lease transactions..........................................         97
Unrealized equity gain/loss.................................      4,723          2,388
Capitalized software, net...................................                     1,340
Capital loss carryforwards..................................        780
Comprehensive Income........................................      1,049
Miscellaneous...............................................      1,231
                                                                -------         ------
                                                                $15,138         $7,929
                                                                =======         ======

                                                              DEFERRED TAX   DEFERRED TAX
JULY 31, 2000                                                    ASSETS      LIABILITIES
-------------                                                 ------------   ------------
Depreciation................................................                    $4,057
Bad debt....................................................    $ 1,364
Capitalized interest and other costs........................        455            419
Inventory...................................................      1,872
Warranty....................................................      1,010
Benefit plans...............................................      1,650
Lease transactions..........................................        287
Unrealized equity gain/loss.................................      5,075          2,788
Capitalized software, net...................................                     1,554
Capital loss carryforwards..................................        780
Comprehensive income........................................      1,387
Miscellaneous...............................................        930
                                                                -------         ------
                                                                $14,810         $8,818
                                                                =======         ======

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

                                                              YEAR ENDED JULY 31,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
U.S. federal statutory tax rate.............................   35%     35%     35%
Foreign sales corporation tax benefit.......................   (3)     (3)     (3)
State income taxes, net of federal tax benefit..............    2       2       1
Tax exempt interest.........................................   (6)     (7)     (6)
Prior year tax provision....................................                   (2)
General business credit.....................................   (1)     (1)     (2)
Net losses of subsidiaries not taxed........................            3
Other items, net............................................    3       2      (3)
                                                               --      --      --
Effective tax rate..........................................   30%     31%     20%
                                                               ==      ==      ==

     At July 31, 2001 the Company had capital loss carryforwards of $1,970. These carryforwards will expire in 2003 in the amount of $1,617 and 2005 in the amount of $353.

     Two of the Company's subsidiaries have elected to be taxed as Foreign Sales Corporations (FSC).

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of unaudited quarterly results of operations for the years ended July 31, 2001 and 2000.

                                                                  BASIC NET     DILUTED
                                   TOTAL      GROSS       NET     INCOME PER   NET INCOME
                                  REVENUES    MARGIN    INCOME      SHARE      PER SHARE
                                  --------   --------   -------   ----------   ----------
                                                          (A)        (A)          (A)
2001 QUARTERS
First...........................  $ 81,597   $ 29,290   $ 4,639     $ .36        $ .36
Second..........................    91,668     31,720     4,492       .35          .34
Third...........................    91,086     31,850     4,856       .37          .37
Fourth..........................    96,225     33,427     1,244       .10          .10
                                  --------   --------   -------     -----        -----
Total...........................  $360,576   $126,287   $15,231     $1.18        $1.17
                                  ========   ========   =======     =====        =====
2000 QUARTERS
First...........................  $ 63,713   $ 23,911   $ 2,518     $ .20        $ .20
Second..........................    65,015     22,873     1,188       .09          .09
Third...........................    75,070     27,929     4,997       .39          .39
Fourth..........................    87,783     34,077     5,363       .42          .41
                                  --------   --------   -------     -----        -----
Total...........................  $291,581   $108,790   $14,066     $1.10        $1.09
                                  ========   ========   =======     =====        =====

---------------

(A) The Company recorded asset impairment losses of $3,200 in the fourth quarter of fiscal 2001 related to Anatel, the Company's telecommunications subsidiary. (Note 5)

13.  TRANSACTIONS WITH MAJOR CUSTOMERS AND INDUSTRIES:

     One export customer accounted for approximately $78,000 and $44,000 or 22% and 16% of total product and engineering revenue in fiscal 2001 and 2000, respectively. Of the total product and engineering revenue,

                     ANALOGIC CORPORATION AND SUBSIDIARIES
one domestic customer accounted for approximately $37,000 or 10% and $28,000 or 10% in fiscal 2001 and 2000, respectively.

     The Company's ten largest customers accounted for approximately 62% of product and engineering revenue during fiscal 2001.

     Medical Technology Products, consisting primarily of electronic systems and subsystems for medical imaging equipment, accounted for approximately 79% of product and engineering revenue in fiscal 2001.

14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Changes in operating assets and liabilities are as follows for the years ended:

                                                                  JULY 31,
                                                       ------------------------------
                                                        2001        2000       1999
                                                       -------    --------    -------
Accounts and notes receivable.......................   $(6,596)   $ (8,851)   $   416
Accounts receivable from affiliates.................       713       1,882     (2,386)
Inventories.........................................      (407)    (11,150)     2,301
Other current assets................................    (2,010)     (2,399)      (515)
Other assets........................................      (606)     (2,177)      (383)
Accounts payable trade..............................    (4,465)      6,065      2,967
Accrued expenses and other current liabilities......     7,103       1,314       (592)
Accrued income taxes................................       151       2,034       (749)
                                                       -------    --------    -------
Net changes in operating assets and liabilities.....   $(6,117)   $(13,282)   $ 1,059
                                                       =======    ========    =======

     During fiscal years 2001, 2000 and 1999 interest paid amounted to $420, $431 and $505, respectively.

    Income tax paid during fiscal years 2001, 2000 and 1999 amounted to $8,308, $6,044 and $9,092, respectively.

     Supplemental information regarding noncash investing and financing activities:

      Capital lease obligations incurred for the purchase of new equipment was $565 in fiscal 2001.

      Issued 190,255 shares of common stock for remaining interest in subsidiary for $7,584. (Note 2).

                     ANALOGIC CORPORATION AND SUBSIDIARIES

15.  NET INCOME PER SHARE:

     The Company's reported net income and the number of shares utilized in the net income per share calculations for the fiscal years ending July 31, 2001, 2000 and 1999 are as follows:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Net income....................................  $    15,231   $    14,066   $    19,185
                                                ===========   ===========   ===========
Weighted average number of common shares
  outstanding -- Basic........................   12,950,000    12,817,000    12,683,000
Effect of dilutive securities:
  Stock options and restricted stock..........      105,000        66,000       108,000
                                                -----------   -----------   -----------
Weighted average number of common shares
  outstanding -- Diluted......................   13,055,000    12,883,000    12,791,000
                                                ===========   ===========   ===========
Net income per common share:
  Basic.......................................  $      1.18   $      1.10   $      1.51
  Diluted.....................................         1.17          1.09          1.50

     Stock options to purchase approximately 90,000, 199,000 and 150,000 shares of common stock were outstanding during the years ended July 31, 2001, 2000, and 1999, respectively, but were not included in the calculation of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock during those years. Although these stock options were antidilutive in fiscal 2001, 2000, and 1999, they may be dilutive in future years' calculations.

16.  SEGMENT INFORMATION:

     The Company's operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The other segment represents the Company's hotel operation and other Company's operations which do not meet the materiality requirements for separate disclosure. The accounting policies of the segments are the same as

                     ANALOGIC CORPORATION AND SUBSIDIARIES
those described in the summary of significant accounting policies. The table below presents information about the Company's reportable segments:

                                                            YEARS ENDED JULY 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Revenues:
  Medical instrumentation technology products.......   $322,075   $265,589   $248,330
  Other.............................................     38,501     25,992     24,630
                                                       --------   --------   --------
     Total..........................................   $360,576   $291,581   $272,960
                                                       --------   --------   --------
Income before income taxes and minority interest:
  Medical instrumentation technology products.......   $ 14,207   $ 15,762   $ 19,264
  Other.............................................      8,346      5,330      5,660
                                                       --------   --------   --------
     Total..........................................   $ 22,553   $ 21,092   $ 24,924
                                                       --------   --------   --------
Identifiable assets:
  Medical instrumentation technology products.......   $237,642   $212,634   $189,386
  Other.............................................    114,877    120,567    123,313
                                                       --------   --------   --------
     Total..........................................   $352,519   $333,201   $312,699
                                                       --------   --------   --------

     The significant amount of identifiable assets categorized in other relates mainly to the Company's cash equivalents and marketable securities.

     Information regarding geographic areas for the years ended July 31, 2001, 2000 and 1999 are as follows:

FISCAL YEAR                     UNITED STATES   NETHERLANDS    JAPAN    GERMANY    OTHER     TOTAL
-----------                     -------------   -----------   -------   -------   -------   --------
   2001     Revenues              $221,579        $45,149     $40,191   $18,125   $35,532   $360,576
            Long-lived assets       73,900                                         10,269     84,169
   2000     Revenues              $172,435        $22,981     $44,600   $16,318   $35,247   $291,581
            Long-lived assets       67,255                                         10,059     77,314
   1999     Revenues              $157,416        $27,651     $42,228   $15,689   $29,976   $272,960
            Long-lived assets       61,590                                         10,639     72,229

     Revenues are attributed to countries based on the location of the customers.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

17.  FOREIGN OPERATIONS:

     Financial information relating to the Company's foreign and domestic operations for fiscal years 2001, 2000 and 1999 are as follows:

                                                      FOREIGN    DOMESTIC     TOTAL
                                                      -------    --------    --------
FY2001
Revenue.............................................  $30,033    $330,543    $360,576
Income (loss) from operations.......................     (207)     16,114      15,907
Identifiable assets.................................   29,156     323,363     352,519

FY2000
Revenue.............................................   30,978     260,603     291,581
Income from operations..............................    1,784      15,013      16,797
Identifiable assets.................................   27,614     305,587     333,201

FY1999
Revenue.............................................   24,552     248,408     272,960
Income (loss) from operations.......................   (1,186)     24,753      23,567
Identifiable assets.................................   30,533     282,166     312,699

18.  SUBSEQUENT EVENT:

     In September 2001, the Corporation announced that it acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in return for an equity investment of $7.5 million and other considerations. Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufacturers (OEMs) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields a Computed Tomography (CT) and Magnetic Resonance Imaging (MRI). Analogic has agreed to refinance the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic's principal bank or by refinancing the debt directly. Analogic will have two of the seats on Cedara's seven person board of directors. The Company will account for this investment as an equity method investment due to the Company's ability to exercise influence over operating and financial policies.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                             COLUMN B           COLUMN C           COLUMN D     COLUMN E     COLUMN F
--------                            ----------   ----------------------   ----------   ----------   ----------
                                                 CHARGED TO   ADDITIONS
                                    BALANCE AT   PROFIT AND    CHARGED    DEDUCTIONS                 BALANCE
                                    BEGINNING     LOSS OR     TO OTHER       FROM                     AT END
DESCRIPTION                         OF PERIOD      INCOME     ACCOUNTS     RESERVES    RECOVERIES   OF PERIOD
-----------                         ----------   ----------   ---------   ----------   ----------   ----------
Allowance for doubtful accounts:
  Year ended July 31, 2001........    $1,010        $496                   $  (238)                   $1,268
  Year ended July 31, 2000........     1,123         183                      (296)                    1,010
  Year ended July 31, 1999........     2,643         367                    (1,887)                    1,123

                               INDEX TO EXHIBITS

                               TITLE                          INCORPORATED BY REFERENCE TO
                               -----                          ----------------------------
 3.1    --   Restated Articles of Organization as
             amended March 15, 1988...................  Exhibit 3.1 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended July 31, 1988
 3.2    --   By-laws, as amended January 27, 1988.....  Exhibit 3.2 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended July 31, 1988
10.1    --   Lease dated March 5, 1976 from Bernard M.
             Gordon to Analogic.......................  Exhibit 6(e) to the Company's
                                                        Registration Statement on Form S-14 (File
                                                        No. 2-61959)
10.2    --   Amendment of Lease dated May 1, 1977
             between Bernard M. Gordon and Analogic...  Exhibit to the Company's Report on Form
                                                        8-K May 1, 1977
10.3    --   Lease dated January 16, 1976 from Bernard
             M. Gordon to Data Precision Corporation
             and related Assignment of Lease dated
             October 31, 1979 from Data Precision
             Corporation to Analogic..................  Exhibit to the Company's Annual Report on
                                                        Form 10-K for the fiscal year ended July
                                                        31, 1977
10.4    --   (a) Lease dated October 31, 1977 from
             Audubon Realty, Ltd to Data Precision
             Corporation and related letter agreement
             dated January 18, 1978...................  Exhibit 6(d) to the Company's
                                                        Registration Statement on Form S-14 (File
                                                        No. 2-61959)
             (b) Amendment of Lease dated July 19,
             1979 Between Audubon Realty, Ltd and
             Analogic.................................  Exhibit I to the Company's Annual Report
                                                        on Form 10-K for the fiscal year ended
                                                        July 31, 1982
             (c) Third Amendment of Lease dated August
             2, 1982..................................  Exhibit to the Company's Annual Report on
                                                        Form 10-K for the fiscal year ended July
                                                        31, 1982
             (d) Fourth Amendment of Lease dated
             December 31, 1982........................  Exhibit 19.1 to Quarterly Report on Form
                                                        10-Q for the three months ended January
                                                        31, 1983
10.5    --   (a) Lease dated March 16, 1981 from
             Audubon Realty Ltd to Analogic...........  Exhibit II to the Company's Quarterly
                                                        Report on Form 10-Q for the three months
                                                        ended April 30, 1981
             (b) Amendment of Lease dated October 31,
             1984.....................................  Exhibit to the Company's Annual Report on
                                                        Form 10-K for the fiscal year ended July
                                                        31, 1985
10.6    --   Land Disposition Agreement by and between
             City of Peabody Community Development
             Authority and Analogic Corporation.......  Exhibit to the Company's Annual Report on
                                                        Form 10-K for the fiscal year ended July
                                                        31, 1981

                               TITLE                          INCORPORATED BY REFERENCE TO
                               -----                          ----------------------------
10.7    --   Loan Agreement among the City of Peabody,
             its Community Development Authority, and
             Analogic Corporation.....................  Exhibit to the Company's Annual Report on
                                                        Form 10-K for the fiscal year ended July
                                                        31, 1981
10.8    --   Amendments to Urban Development Action
             Grant Agreement dated August 28, 1986 and
             September 30, 1986.......................  Exhibit 10.13 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended July 31, 1986
10.9    --   Promissory Note of Analogic payable to
             Peabody Community Development Authority..  Exhibit to the Company's Annual Report on
                                                        Form 10-K for the fiscal year ended July
                                                        31, 1981
10.10   --   (g) Sublease dated as of July 28, 1986
             between Analogic as sublessor and Medical
             Electronics Laboratories, Inc. as
             sublessee................................  Exhibit to the Company's Report on Form
                                                        8-K dated July 31, 1986
10.12   --   (a) Anamass Partnership Agreement dated
             As of July 5, 1988 between Ana/dvature
             Corporation and Massapea, Inc............  Exhibit 10.12(a) to the Company's Annual
                                                        Report on Form 10-K for fiscal year ended
                                                        July 31, 1988
             (b) Ground Lease Agreement dated July 5,
             1988 between Analogic and Anamass
             Partnership..............................  Exhibit 10.12(b) to the Company's Annual
                                                        Report on Form 10-K for fiscal year ended
                                                        July 31, 1988
             (c) Equity Infusion Agreement............  Exhibit 10.12(c) to the Quarterly Report
                                                        on Form 10-Q for the three months ended
                                                        January 31, 1991
             (d) Resolution Agreement dated July 31,
             1991 and ratified on August 8, 1991......  Exhibit 10.12(d) to the Company's Annual
                                                        Report on Form 10-K for fiscal year ended
                                                        July 31, 1991
10.15   --   (a) Analogic Corporation Profit Sharing
             Plan Dated July 26, 1977.................  Exhibit 6(c) to the Company's
                                                        Registration Statement on Form S-14 (File
                                                        No. 2-61959)
             (b) Amendments 2,3,4 and 5 to said Profit
             Sharing Plan.............................  Exhibit 10.10(b) to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended July 31, 1980
             (c) Restated Analogic Corporation Profit
             Sharing Plan dated July 31, 1985 and
             Amendment No. 1 thereto dated August 20,
             1985.....................................  Exhibit 10.9(c) to the Company's Annual
                                                        Report on Form 10-K for the year ended
                                                        July 31, 1985

                               TITLE                          INCORPORATED BY REFERENCE TO
                               -----                          ----------------------------
10.16   --   Key Employee Stock Bonus Plan dated March
             14, 1983, as amended on January 27,
             1988.....................................  Exhibit A to definitive proxy statement for the Company's Special Meeting in lieu
                                                        of Annual Meeting of Stockholders held
                                                        January 25, 1984 (File No. 33-27372)
10.18   --   1985 Non-Qualified Stock Option Plan
             Dated May 13, 1985.......................  Exhibit 10.19 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended July 31, 1985 (File No. 33-6835)
10.19   --   (a) Employee Qualified Stock Purchase
             Plan dated June 10, 1986.................  Exhibit G to the Company's definitive proxy Statement dated December 9, 1985
                                                        for the Company's Special Meeting in lieu
                                                        of Annual Meeting of Stockholders held
                                                        January 22, 1986 (File No. 33-5913)
             (b) Said Employee Stock Purchase Plan (as
             amended on October 9, 1997)..............  Exhibit A to the company's definitive
                                                        Proxy Statement dated December 1, 1997
                                                        for the Company's Annual Meeting to
                                                        Shareholders Held January 23, 1998.
10.20   --   Proposed 1988 Non-Qualified Stock Option
             Plan for Non-Employee Directors..........  Exhibit 10.20 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended July 31, 1988 (File No. 33,273372)
10.21   --   Form of Indemnification Contract.........  Exhibit 10.19 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended July 31, 1987
10.22   --   Agreement and Plan of Merger between SKY
             COMPUTERS, Inc., and Analogic
             Corporation..............................  Exhibit 10.22 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended July 31, 1992
10.23   --   (a) Agreement between B-K Medical Holding
             A/S and Analogic Corporation dated
             October 20, 1992.........................  Exhibits to the Company's Report on Form
                                                        8-K dated December 18, 1992
             (b) Addendum dated December 11, 1992 to
             Agreement between B-K Medical Holding A/
             S and Analogic Corporation dated October
             20, 1992
             (c) Shareholders Agreement between B-K
             Medical Holding A/S and Analogic
             Corporation dated December 11, 1992
10.24   --   Key Employee Incentive Stock Option Plan
             Dated June 11, 1983......................  Exhibit A to the Company's definitive
                                                        Proxy Statement dated December 1, 1993
                                                        for the Company's Annual Meeting of
                                                        Stockholders held January 21, 1994 (File
                                                        No. 33-53381)

                               TITLE                          INCORPORATED BY REFERENCE TO
                               -----                          ----------------------------
10.25   --   Non-Qualified Stock Option Plan for Non-
             Employee Directors dated January 31,
             1997.....................................  Exhibit A to the Company's definitive
                                                        Proxy Statement dated December 2, 1996
                                                        for the Company's annual meeting of
                                                        stockholders held January 24, 1997
10.26   --   Key Employee Incentive Stock Option Plan
             Dated June 11, 1998......................  Exhibit A to the Company's definitive
                                                        Proxy Statement dated December 1, 1998
                                                        for the Company's Annual Meeting of
                                                        Stockholders held January 22, 1999.
10.27   --   Key Employee Stock Bonus Plan Dated
             October 12, 2000.........................  Exhibit B to the Company's definitive
                                                        Proxy Statement dated December 1, 2000
                                                        for the Company's Annual Meeting of
                                                        Stockholders held January 19, 2001.

                                    EXHIBIT

     TITLE
     -----
21.  List of Subsidiaries
23.  Consent of PricewaterhouseCoopers LLP