Form 10-Q
period 2001-10-31
ANALOGIC CORP
filed 2001-12-13
CIK 6284

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

            FOR THE PERIOD ENDED OCTOBER 31, 2001

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

     The number of shares of Common Stock outstanding at November 30, 2001 was 13,207,050.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANALOGIC CORPORATION

                                     INDEX

                                                               PAGE NO.
                                                               --------
                    PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets as of
          October 31, 2001 and July 31, 2001................        2
          Condensed Consolidated Statements of Operations
          for the Three Months Ended October 31, 2001 and
          2000..............................................        3
          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended October 31, 2001 and
          2000..............................................        4
          Notes to Unaudited Condensed Consolidated
          Financial Statements..............................      5-9
Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition.................    10-15

                      PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K...................       16
Signatures..................................................       17

ITEM 1.  FINANCIAL STATEMENTS

                              ANALOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              OCTOBER 31,   JULY 31,
                                                                 2000         2001
                                                              -----------   --------
ASSETS
Current assets:
     Cash and cash equivalents..............................   $ 50,603     $ 46,013
     Marketable securities, at market.......................     76,313       76,899
     Accounts and notes receivable, net of allowance for
      doubtful accounts of $1,354 in fiscal 2002 and $1,268
      in fiscal 2001........................................     55,355       68,287
     Inventories (Note 2)...................................     59,196       60,696
     Deferred income taxes..................................     10,557        9,045
     Other current assets...................................      6,677        7,410
                                                               --------     --------
          Total current assets..............................    258,701      268,350
Property, plant and equipment, net..........................     71,543       68,846
Investments in and advances to affiliated companies (Note
  3)........................................................      7,396        4,692
Capitalized software, net...................................      3,757        5,488
Other assets................................................      7,434        5,143
                                                               --------     --------
          Total assets......................................   $348,831     $352,519
                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Mortgage and other notes payable.......................   $    371     $    369
     Obligations under capital leases.......................        289          275
     Accounts payable, trade................................     16,636       15,378
     Accrued liabilities (Note 2)...........................     24,308       26,183
     Accrued income taxes...................................      1,786        1,646
                                                               --------     --------
          Total current liabilities.........................     43,390       43,851
Mortgage and other notes payable............................      8,153        4,896
Obligations under capital leases............................        576          664
Advance payments and other..................................      1,080        1,135
Deferred income taxes.......................................      2,153        1,836
                                                               --------     --------
                                                                 11,962        8,531
Commitments (Note 11)
Stockholders' equity:
     Common stock, $.05 par value...........................        704          703
     Capital in excess of par value.........................     37,182       37,857
     Retained earnings......................................    270,154      277,450
     Accumulated other comprehensive income.................     (1,189)      (1,598)
     Treasury stock, at cost................................     (9,026)      (9,035)
     Unearned compensation..................................     (4,346)      (5,240)
          Total stockholders' equity........................    293,479      300,137
                                                               --------     --------
          Total liabilities and stockholders' equity........   $348,831     $352,519
                                                               ========     ========

   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net revenue:
     Product................................................  $65,353    $71,735
     Engineering............................................    7,477      5,743
     Other revenue..........................................    2,972      4,119
                                                              -------    -------
Total net revenue...........................................   75,802     81,597
                                                              -------    -------
Cost of sales:
     Product................................................   41,551     46,571
     Engineering............................................    6,623      4,000
     Other..................................................    1,455      1,736
     Asset impairment charges (Note 5)......................    8,883
                                                              -------    -------
Total cost of sales.........................................   58,512     52,307
                                                              -------    -------
Gross margin................................................   17,290     29,290
Operating expenses:
     Research and product development.......................   10,678      9,573
     Selling and marketing..................................    8,352      7,366
     General and administrative.............................    7,949      7,328
                                                              -------    -------
                                                               26,979     24,267
Income (loss) from operations...............................   (9,689)     5,023
Other (income) expense:
     Interest income, net...................................   (1,155)    (1,485)
     Equity in unconsolidated affiliates....................     (738)      (811)
     Other, net.............................................      166        384
                                                              -------    -------
                                                               (1,727)    (1,912)
Income (loss) before income taxes and minority interest.....   (7,962)     6,935
Provision for income taxes (Note 10)........................   (1,592)     2,212
Minority interest...........................................                  84
                                                              -------    -------
Net income (loss)...........................................  $(6,370)   $ 4,639
                                                              =======    =======
Net income (loss) per common share: (Note 7)
     Basic..................................................  $ (0.49)   $  0.36
     Diluted................................................    (0.49)      0.36
Weighted average shares outstanding: (Note 7)
     Basic..................................................   13,093     12,879
     Diluted................................................   13,093     12,932

   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
OPERATING ACTIVITIES:
     Net income (loss)......................................  $(6,370)   $ 4,639
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Deferred income taxes.............................   (1,607)        81
          Depreciation and amortization.....................    4,216      4,010
          Minority interest in net income of consolidated
           subsidiaries.....................................                  84
          Allowance for doubtful accounts...................       75         37
          Impairment of assets..............................    8,883
          Gain on sale of equipment.........................       32        (32)
          Excess of equity in gain of unconsolidated
           affiliates.......................................     (738)      (397)
          Loss on investment................................                 166
          Compensation from stock grants....................      200        183
          Net changes in operating assets and liabilities
           (Note 8).........................................    9,786     (6,039)
                                                              -------    -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............   14,477      2,732
                                                              -------    -------
INVESTING ACTIVITIES:
     Investments in affiliated companies....................   (7,500)
     Return of investment from affiliated company...........    1,002
     Additions to property, plant and equipment.............   (7,309)    (2,947)
     Capitalized software...................................     (688)      (731)
     Proceeds from sale of property, plant and equipment....        4         58
     Maturities of marketable securities....................    1,165      4,400
                                                              -------    -------
     NET CASH GENERATED (USED) IN INVESTING ACTIVITIES......  (13,326)       780
                                                              -------    -------
FINANCING ACTIVITIES:
     Payments on debt and capital lease obligations.........     (246)      (373)
     Proceeds from long term debt...........................    3,494
     Issuance of common stock pursuant to stock options and
      employee stock purchase plan..........................       28         63
                                                              -------    -------
     NET CASH GENERATED (USED) IN FINANCING ACTIVITIES......    3,276       (310)
                                                              -------    -------
     EFFECT OF EXCHANGE RATE CHANGES ON CASH................      163         68
                                                              -------    -------
     NET INCREASE IN CASH & CASH EQUIVALENTS................    4,590      3,270
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   46,013     29,132
                                                              -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $50,603    $32,402
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements of Analogic Corporation (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three months ended October 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2002 or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2001 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on October 26, 2001.

     The financial statements are unaudited and have not been examined by independent certified public accountants. The consolidated balance sheet as of July 31, 2001 contains data derived from audited financial statements.

     Certain financial statement items have been reclassified to conform to the current year's financial presentation format.

2.  BALANCE SHEET INFORMATION:

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

                                                              OCTOBER 31,   JULY 31,
                                                                 2001         2001
                                                              -----------   --------
Inventory:
  Raw materials.............................................    $36,979     $35,660
  Work-in-process...........................................     11,967      15,642
  Finished goods............................................     10,250       9,394
                                                                -------     -------
                                                                $59,196     $60,696
                                                                =======     =======
Accrued liabilities:
  Accrued employee compensation and benefits................    $11,988     $14,617
  Accrued warranty..........................................      3,220       3,202
  Deferred revenue..........................................      4,076       4,333
  Customer deposit..........................................        719         972
  Dividends payable to shareholders.........................        926
  Other.....................................................      3,379       3,059
                                                                -------     -------
                                                                $24,308     $26,183
                                                                =======     =======

3.  INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES:

     In September 2001, the Corporation announced that it acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in exchange for cash of $7,500 and other considerations. Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufacturers (OEMs) in the healthcare industry. Cedara enables healthcare

                              ANALOGIC CORPORATION
solution providers to integrate better imaging software into their systems and hardware in such fields a Computed Tomography (CT) and Magnetic Resonance Imaging (MRI). Analogic has agreed to guarantee the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic's principal bank. Analogic will have two of the seats on Cedara's seven-person board of directors. The Company will account for this investment as an equity method investment due to the Company's ability to exercise influence over operating and financial policies.

4.  DIVIDENDS:

     The Company declared dividends of $.07 per common share on October 11, 2001, payable November 8, 2001 to shareholders of record on October 25, 2001.

5.  ASSET IMPAIRMENT CHARGES:

     As of October 31, 2001, Analogic has recorded asset impairment charges totaling $8,883 on a pre-tax basis.

     As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic has implemented a program to significantly reduce the scope of activities related to Anatel, the Company's wholly-owned telecommunications subsidiary. The Company has recorded a pre-tax charge of $1,901 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $557 related to obsolete inventory, as well as a pre-tax charge of $1,120 related to capitalized software, have been recorded as those assets have been deemed to be unrecoverable. The Company expects to incur immaterial costs related to involuntary terminations and other related activities.

     The Company has also decided to discontinue the sales of certain of its older and nonprofitable product lines within its semi-conductor test equipment business, in order to focus it's resources on the highest potential growth areas within this business. As a result, the Company has recorded a pre-tax charge of $902 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3,600 related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $803 related to capitalized software, have been recorded as those assets have been deemed to be unrecoverable. The Company expects to incur immaterial costs related to involuntary terminations and other related activities.

     The entire balance of each charge has been recorded within the Cost of Sales section of the Company's Condensed Consolidated Statements of Operations.

                              ANALOGIC CORPORATION

6.  COMPREHENSIVE INCOME (LOSS):

     The following table presents the calculation of total comprehensive income
(loss) and its components:

                                                              THREE MONTHS ENDED
                                                                 OCTOBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Net income (loss)...........................................  $(6,370)   $4,639
Other comprehensive income (loss) net of tax:
     Unrealized holding gains and losses, net of taxes of
      $229 and $83 for the three months ended October 31,
      2001 and 2000.........................................      350       126
     Foreign currency translation adjustment, net of taxes
      of $39 and $574 for the three months ended October 31,
      2001 and 2000.........................................       59      (876)
                                                              -------    ------
Total comprehensive income (loss)...........................  $(5,961)   $3,889
                                                              =======    ======

7.  NET INCOME (LOSS) PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              --------------------
                                                                 2001        2000
                                                              -----------   ------
Net income (loss)...........................................    $(6,370)    $4,639
                                                                =======     ======
Basic:
     Weighted average number of common shares outstanding...     13,093     12,879
                                                                =======     ======
     Net income (loss) per share............................    $ (0.49)    $ 0.36
                                                                =======     ======
Diluted:
     Weighted average number of common shares outstanding...     13,093     12,879
     Dilutive effect of stock options.......................                    53
                                                                -------     ------
     Total..................................................     13,093     12,932
                                                                =======     ======
Net income (loss) per share.................................    $ (0.49)    $ 0.36
                                                                =======     ======

     For the three months ended October 31, 2001, incremental shares of 25,006 related to options to acquire common stock and 127,005 shares of unvested restricted commons stock, have been excluded from the calculation of diluted earnings per share, as their inclusion would have had an antidilutive effect.

                              ANALOGIC CORPORATION

8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Changes in operating assets and liabilities are as follows:

                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Accounts and notes receivable...............................  $15,285    $(2,939)
Accounts receivable from affiliates.........................   (1,785)      (636)
Inventories.................................................   (2,433)    (7,284)
Other current assets........................................      242       (330)
Other assets................................................     (200)       259
Accounts payable trade......................................    1,222      4,963
Accrued expenses and other current liabilities..............   (3,089)    (1,225)
Accrued income taxes........................................      544      1,153
                                                              -------    -------
Net changes in operating assets and liabilities.............  $ 9,786    $(6,039)
                                                              =======    =======

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

                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
     Medical instrumentation technology products............  $66,406    $72,743
     Other..................................................    9,396      8,854
                                                              -------    -------
Total.......................................................  $75,802    $81,597
                                                              -------    -------
Income (loss) before income taxes and minority interest:
     Medical instrumentation technology product.............  $(9,770)   $ 4,324
     Other..................................................    1,808      2,611
                                                              -------    -------
Total.......................................................  $(7,962)   $ 6,935
                                                              -------    -------

                                                              OCTOBER 31,   JULY 31,
                                                                 2001         2001
                                                              -----------   --------
Identifiable assets:
  Medical instrumentation technology product................   $230,753     $237,642
  Other.....................................................    118,078      114,877
                                                               --------     --------
Total.......................................................   $348,831     $352,519
                                                               --------     --------

                              ANALOGIC CORPORATION

10.  TAXES:

     The effective tax rate for the first quarter of fiscal 2002 was 20% as compared to 32% for the same period last year. This decrease in rate was due to the increase in the tax benefit of tax exempt interest and the extraterritorial income exclusion.

11.  COMMITMENT:

     The Company's Danish subsidiary B-K Medical A/S announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacturing of specialized diagnostic ultrasound equipment at an estimated cost of $15.5 million. The new facility, due for completion in May 2002, will host manufacturing, R&D, service, marketing, sales and administrative functions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion provides an analysis of Analogic Corporation's financial condition and results of operations. The discussion below contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Analogic Corporation to differ from the projected results. All statements other than statements of historical fact the Company makes in this document or in any document incorporated by reference are forward-looking.

RESULTS OF OPERATIONS

THREE MONTHS FISCAL 2002 (10/31/01) VS. THREE MONTHS FISCAL 2001 (10/31/00)

     Product revenue for the three months ended October 31, 2001 was $65,353 as compared to $71,735 for the same period last year, a decrease of 9%. The decrease in revenue of $6,382 was due to a decrease of sales in Industrial Technology Products of $7,777, or 85%, due to a severe decline in its semi-conductor Automatic Test Equipment (ATE) boards; a decrease of sales in Signal Processing Technology Products of $1,232, or 12%, due to lower demand for its communications products in the Internet Telephone market; partially offset by higher revenue in Medical Technology Products of $2,627, or 5%, attributable to increased demand for fully featured mid-range Computed Tomography (CT) systems, Ultrasound and cardiovascular information management systems.

     Engineering revenue for the three months ended October 31, 2001 was $7,477 compared to $5,743 for the same period last year. The increase of $1,734, or 30% was primarily due to larger projects for developing imaging and security systems.

     Other revenues of $2,972 and $4,119 represent revenue from the Hotel operation for the three months ending October 31, 2001 and 2000, respectively. The decrease in revenues is mostly attributable to the current economic decline in the travel and lodging business.

     Cost of product sales was $41,551 for the quarter ending October 31, 2001 compared to $46,571 for the same period last year. Cost of product sales as a percentage of product revenue was 63.6% and 64.9% for the three months of fiscal 2002 and 2001, respectively. The decrease was primarily due to product mix.

     Engineering cost of sales was $6,623 for the quarter ending October 31, 2001 compared to $4,000 for the same period last year. The total cost of engineering sales as a percentage of engineering revenue increased from 69.7% for the quarter ending October 31, 2000 to 88.6% for the quarter ending October 31, 2001. The increase was primarily attributable to higher costs of projects for developing imaging and security equipment.

     Other costs of sales were $1,455 and $1,736 from the Company's Hotel operation for the three months ending October 31, 2001 and 2000, respectively.

     As of October 31, 2001, Analogic has recorded asset impairment charges totaling $8,883 on a pre-tax basis.

     As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic has implemented a program to significantly reduce the scope of activities related to Anatel, the Company's wholly-owned telecommunications subsidiary. The Company has recorded a pre-tax charge of $1,901 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $557 related to obsolete inventory, as well as a pre-tax charge of $1,120 related to capitalized software, have been recorded as those assets have been deemed to be unrecoverable. The Company expects to incur immaterial costs related to involuntary terminations and other related activities.

     The Company has also decided to discontinue the sales of certain of its older and nonprofitable product lines within its semi-conductor test equipment business, in order to focus it's resources on the highest potential growth areas within this business. As a result, the Company has recorded a pre-tax charge of $902 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3,600 related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $803 related to capitalized software, have been recorded as those assets have been deemed to be unrecoverable. The Company expects to incur immaterial costs related to involuntary terminations and other related activities.

     R&D expenses were $10,678 for the first three months of fiscal 2002, or 14.1% of total revenue, as compared to $9,573 for the same period of prior year, or 11.7% of total revenue. The increase of $1,105 or 11.5%, was due to research and development activities across all the Company's product lines.

     Selling and marketing expenses were $8,352 for the three months of fiscal 2002, or 11.0% of total revenue, as compared to $7,366, or 9.0% of total revenue for the same period last year. The increase of $986 was primarily due to the Company's subsidiaries, Camtronics and B-K Medical, as they continue to expand their activities in the end user market.

     General and administrative expenses were $7,949, or 10.5% of total revenue, for the first three months of fiscal 2002, as compared to $7,328, or 9.0% of total revenue, for the same period last year.

     Interest income net of interest expense was $1,155 for the first quarter of fiscal 2002, as compared with $1,485 for the same period last year. The decrease of $330 was primarily the result of lower interest rates on short term investments.

     During the first quarter of fiscal 2002, the Company recorded a gain of $738 related to equity in consolidated affiliates, as compared to a gain of $811 for the same period last year. This gain consist primarily of $331 reflecting the Company's share of profit in SAHCO in the first quarter of fiscal 2002, versus a gain of $414 for the same period last year; and a gain of $407 from its share of profit in Enhanced CT Technology LLC in the first quarter of fiscal 2002, compared to a gain of $317 for the same period last year.

     Other expense was $166 in the first quarter of fiscal 2002, as compared to $384 for the same period last year. Other expense decreased primarily due to a loss in investment on the value of restricted securities of approximately $166 recorded in the first quarter of fiscal 2001 versus none in the first quarter of fiscal 2002.

     The effective tax rate for the first quarter of fiscal 2002 was 20% as compared to 32% for the same period last year. This decrease in rate was due to the increase in the tax benefit of tax exempt interest and the extraterritorial income exclusion.

     Net loss for the three months ended October 31, 2001 was $6,370 or $.49 per basic and diluted share as compared with net income of $4,639 or $.36 per basic and diluted share for the same period last year. The net loss for the first quarter of fiscal 2002 includes an asset impairment charge of $8,883 related to the Company's Telecommunications subsidiary, Anatel, and certain assets of the Company's Test and Measurement Division. Excluding the asset impairment charge, net income would have been approximately $736 or $.06 per basic and diluted earnings for first quarter ending October 31, 2001. The decrease in operating net income over the prior year, excluding the asset impairment charge, was primarily attributable to revenue reduction in the semi-conductor and telecommunication industries, and a reduction in revenue in the Company's Hotel operation due to the decline in the travel and lodging industries.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated by operations in the first three months of fiscal 2001 was $14,477 compared to $2,731 during the same period of the prior year. The cash generated during the current quarter was primarily due to a decrease in working capital balances primarily due to collections of fourth quarter sales, and an increase in other non-cash items. Net cash used in investment activities was $13,326 in the first three months of fiscal 2001, primarily due to the Company's investment in Cedara of $7,500, and $7,309 used for additions to property, plant and equipment, partially offset by $1,002 return on investment from an affiliated company. The increase in property, plant and equipment was primarily for the construction of a new facility by the

Company's Danish subsidiary, B-K Medical. Net cash generated from financing activities of $3,276 was mostly due to borrowing by the Company's Danish subsidiary to finance the construction of a new facility.

     The Company's balance sheet reflects a current ratio of 6.0 to 1 at October 31, 2001 compared to 6.1 to 1 at July 31, 2001. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company's debt to equity ratio was .19 to 1 at October 31, 2001 and .17 to 1 at July 31, 2001. Management does not anticipate any difficulties in financing operations at anticipated levels.

     The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2001 due to the short maturities of these instruments.

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

     Accounts and notes receivable decreased by $12,932 during the three months ended October 31, 2001, primarily due to a decrease in revenue. The days sales outstanding increased from 61 to 62 days.

     Inventory increased $2,657, before the asset impairment charges of $4,157, during the three months ended October 31, 2001 primarily due to increased in raw materials.

     Mortgage and other notes payable increased $3,257, primarily as a result of borrowing by the Company's Danish subsidiary B-K Medical to finance the construction of a new facility.

FORWARD LOOKING STATEMENTS

     This report on Form 10-Q contain statements which, to the extent that they are not recitation of historical facts, constitute "forward looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties and actual events and results may differ significantly from those indicated in any forward-looking statements.

                                  RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS. ANY OF THESE RISKS COULD HAVE A MATERIAL AND NEGATIVE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

  BECAUSE A SIGNIFICANT PORTION OF OUR REVENUE CURRENTLY COMES FROM A SMALL NUMBER OF CUSTOMERS, ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD HARM OUR OPERATING RESULTS.

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

     The following table sets forth the percentages of our total net sales for our three largest customers in any of the last three fiscal years and the percentage of our total net sales to our ten largest customers in those years:

                                                               YEAR ENDED JULY 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Philips.....................................................   22%     16%     18%
General Electric............................................   11%     10%      8%
Toshiba.....................................................    7%      9%      9%
Ten largest customers as a group............................   62%     60%     60%

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

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

     (a) Exhibits

        None

     (b) During the quarter ended October 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANALOGIC CORPORATION
                                          Registrant

                                          /s/ Thomas J. Miller, Jr.
                                          --------------------------------------
                                          Thomas J. Miller, Jr.
                                          Chief Executive Officer and President
Date: December 13, 2001

                                          /s/ John J. Millerick
                                          --------------------------------------
                                          John J. Millerick
                                          Senior Vice President, Chief Financial
                                          Officer
                                          and Treasurer (Principal Financial
                                          and Accounting Officer)
Date: December 13, 2001