Form 10-Q
period 2002-01-31
ANALOGIC CORP
filed 2002-03-18
CIK 6284

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the period ended                               January 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding at February 28, 2002 was 13,199,843.

                              ANALOGIC CORPORATION

                                      INDEX

                                                                                 Page No
                                                                                 -------
PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets as of
               January 31, 2002 and July 31, 2001                                     3

               Condensed Consolidated Statements of Operations for the Three
               and Six Months Ended January 31, 2002 and 2001                         4

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended January 31, 2002 and 2001                             5

               Notes to Unaudited Condensed Consolidated Financial Statements      6-10

       Item 2. Management's Discussion and Analysis of
               Results of Operations and Financial Condition                      11-21

       Item 3. Quantitative and Qualitative Disclosures about Market Risk            22

PART II. OTHER INFORMATION

       Item 4. Submission of Matters to a vote of Security Holders                   23

       Signatures                                                                    24

ITEM 1.  FINANCIAL STATEMENTS

                              ANALOGIC CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                    JANUARY 31,      JULY 31,
                                                                        2002           2001
                                                                     ---------      ---------
                             ASSETS
Current assets:
    Cash and cash equivalents                                        $  44,095      $  46,013
    Marketable securities, at market                                    69,847         76,899
    Accounts and notes receivable, net of allowance for doubtful
       accounts $1,421 in fiscal 2002, and $1,268 in fiscal 2001        57,992         68,287
    Inventories (Note 2)                                                59,699         60,696
    Refundable and deferred income taxes                                12,232          9,045
    Other current assets                                                 6,734          7,410
                                                                     ---------      ---------
          Total current assets                                         250,599        268,350

Property, plant and equipment, net                                      73,658         68,846
Investments in and advances to affiliated companies (Note 3)             7,521          4,692
Capitalized software, net                                                4,007          5,488
Other assets                                                             7,052          5,143
                                                                     ---------      ---------
          Total assets                                               $ 342,837      $ 352,519
                                                                     =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Mortgage and other notes payable                                 $     222      $     369
    Obligations under capital leases                                       297            275
    Accounts payable, trade                                             16,583         15,378
    Accrued liabilities  (Note 2)                                       22,930         26,183
    Accrued income taxes                                                 1,090          1,646
                                                                     ---------      ---------
          Total current liabilities                                     41,122         43,851


Mortgage and other notes payable                                         4,183          4,896
Obligations under capital leases                                           498            664
Advance payments and other                                               1,045          1,135
Deferred income taxes                                                    2,729          1,836
                                                                     ---------      ---------
                                                                         8,455          8,531
Commitments (Note 11)

Stockholders' equity:
    Common stock, $.05 par value                                           705            703
    Capital in excess of par value                                      38,781         37,857
    Retained earnings                                                  269,834        277,450
    Accumulated other comprehensive income                              (1,710)        (1,598)
    Treasury stock, at cost                                             (8,900)        (9,035)
    Unearned compensation                                               (5,450)        (5,240)
                                                                     ---------      ---------
          Total stockholders' equity                                   293,260        300,137
                                                                     ---------      ---------

          Total liabilities and stockholders' equity                 $ 342,837      $ 352,519
                                                                     =========      =========

The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JANUARY 31,                   JANUARY 31,
                                                               2002           2001           2002           2001
                                                            ---------      ---------      ---------      ---------
Net revenue:
   Product                                                  $  66,397      $  82,705      $ 131,750      $ 154,440
   Engineering                                                  4,261          6,325         11,738         12,068
   Other revenue                                                1,952          2,638          4,924          6,757
                                                            ---------      ---------      ---------      ---------
Total net revenue                                              72,610         91,668        148,412        173,265
                                                            ---------      ---------      ---------      ---------

Costs of sales:
   Product                                                     41,268         52,421         82,819         98,992
   Engineering                                                  5,231          6,031         11,854         10,031
   Other                                                        1,266          1,496          2,721          3,232
   Asset impairment charges (Note 5)                                                          8,883
                                                            ---------      ---------      ---------      ---------
Total cost of sales                                            47,765         59,948        106,277        112,255
                                                            ---------      ---------      ---------      ---------

Gross Margin                                                   24,845         31,720         42,135         61,010

Operating expenses:
   Research and product development                            10,733          9,920         21,411         19,493
   Selling and marketing                                        8,089          7,936         16,441         15,302
   General and administrative                                   6,827          7,665         14,776         14,993
                                                            ---------      ---------      ---------      ---------
                                                               25,649         25,521         52,628         49,788

Income (loss) from operations:                                   (804)         6,199        (10,493)        11,222

Other (income) expense:
   Interest income, net                                          (878)        (1,455)        (2,033)        (2,940)
   Equity in unconsolidated affiliates                           (631)           950         (1,369)           139
   Other, net                                                     (52)            38            114            422
                                                            ---------      ---------      ---------      ---------
                                                               (1,561)          (467)        (3,288)        (2,379)

Income (loss) before income taxes and minority interest           757          6,666         (7,205)        13,601

Provision for income taxes (Note 10)                              152          2,140         (1,440)         4,352
Minority interest                                                                 34                           118
                                                            ---------      ---------      ---------      ---------

Net income (loss)                                           $     605      $   4,492      $  (5,765)     $   9,131
                                                            =========      =========      =========      =========

Net income (loss) per common share: (Note 7)
   Basic                                                    $    0.05      $    0.35      $   (0.44)     $    0.71
   Diluted                                                  $    0.05      $    0.34      $   (0.44)     $    0.70

Weighted average shares outstanding: (Note 7)
   Basic                                                       13,071         12,906         13,073         12,892
   Diluted                                                     13,116         13,005         13,073         12,968

The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                            Six Months Ended
                                                                              January 31,
OPERATING ACTIVITIES:                                                      2002          2001
                                                                         --------      --------
     Net Income (loss)                                                   $ (5,765)     $  9,131
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Deferred income taxes                                               (2,438)          700
       Depreciation and amortization                                        8,196         7,628
       Minority interest in net income of consolidated subsidiaries           118
       Allowance for doubtful accounts                                        178            24
       Impairment of assets                                                 8,883
       Loss(gain)on sale of equipment                                          52           (37)
       Excess of equity in (gain)loss of unconsolidated affiliates         (1,369)          139
       Loss on investment                                                     332
       Compensation from stock grants                                         478           403
       Net changes in operating assets and liabilities (Note 8)             5,041       (12,580)
                                                                         --------      --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES:                            13,256         5,858
                                                                         --------      --------

INVESTING ACTIVITIES:

     Investments in affiliated companies                                   (7,500)
     Return of investment from affiliated company                           1,502
     Additions to property, plant and equipment                           (13,387)       (7,453)
     Capitalized software                                                  (1,334)       (1,640)
     Proceeds from sale of property, plant and equipment                       39            78
     Maturities of marketable securities                                    7,475         6,455
                                                                         --------      --------
     NET CASH USED IN INVESTING ACTIVITIES                                (13,205)       (2,560)
                                                                         --------      --------

FINANCING ACTIVITIES:

     Payments on debt and capital lease obligations                          (945)         (602)
     Issuance of common stock pursuant to stock options and
       employee stock purchase plan                                           374           414
     Dividends paid to shareholders                                        (1,851)       (1,805)
                                                                         --------      --------
     NET CASH USED IN FINANCING ACTIVITIES                                 (2,422)       (1,993)
                                                                         --------      --------
     EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  453           (41)
                                                                         --------      --------
     NET INCREASE IN CASH & CASH EQIVALENTS                                (1,918)       (1,264)
                                                                         --------      --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             46,013        29,132
                                                                         --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 44,095      $ 30,396
                                                                         ========      ========

The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION:

    The unaudited condensed consolidated financial statements of Analogic Corporation (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three and six months ended January 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2002 or any other interim period.

    These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2001 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on October 26, 2001.

    The financial statements have not been audited by our independent certified public accountants. The consolidated balance sheet as of July 31, 2001 contains data derived from audited financial statements.

    Certain financial statement items have been reclassified to conform to the current year's financial presentation format.

2.  BALANCE SHEET INFORMATION:

    Additional information for certain balance sheet accounts is as follows for the periods indicated:


                                                           January 31,            July 31,
                                                              2002                  2001
                                                            --------              --------
     Inventory:
          Raw materials                                     $ 36,881              $ 35,660
          Work-in-process                                     12,515                15,642
          Finished goods                                      10,303                 9,394
                                                            --------              --------
                                                            $ 59,699              $ 60,696
                                                            ========              ========

     Accrued liabilities:
          Accrued employee compensation and benefits        $  9,938              $ 14,617
          Accrued warranty                                     3,242                 3,202
          Deferred revenue                                     4,971                 4,333
          Customer deposit                                     2,248                   972
          Other                                                2,531                 3,059
                                                            --------              --------
                                                            $ 22,930              $ 26,183
                                                            ========              ========

                              ANALOGIC CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

3.  INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES:

    In September 2001, the Company acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in exchange for cash of $7,500 and other considerations. The Company recorded an investment of $2,469 and a premium in excess of book value of $5,031, which was applied to intangible assets related to acquired technologies and amortized over the estimated useful life of five years. The Company accounts for this investment using the equity method of accounting due to the Company's ability to exercise influence over operating and financial policies and has two of the seven seats on Cedara's board of directors. During the first six months of fiscal 2002, the Company recorded a gain of $227 from its share of profit in Cedara, with a carrying value of this investment at January 31, 2002 of $2,696. The company also recognized amortization of the intangible asset of $336 during the first six months of fiscal 2002, with a carrying value of the intangible asset at January 31, 2002 of $4,695 which is classified as Other Assets on the Condensed Consolidated Balance Sheets.

    The Company has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic's principal bank for approximately $6.3 million.

    Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufacturers (OEMs) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields as Computed Tomography (CT) and Magnetic Resonance Imaging (MRI).

4.  DIVIDENDS:

    The Company declared dividends of $.07 per common share on March 16, 2002, payable April 15, 2002 to shareholders of record on April 1, 2002. The Company declared dividends of $.07 per common share on December 11, 2001, payable January 10, 2002 to shareholders of record on December 26, 2001. The Company declared dividends of $.07 per common share on October 11, 2001, payable November 8, 2001 to shareholders of record on October 25, 2001.

5.  ASSET IMPAIRMENT CHARGES:

    During the quarter ending October 31, 2001, Analogic recorded asset impairment charges totaling $8,883 on a pre-tax basis.

    As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic decided to terminate activities related to Anatel, the Company's wholly-owned telecommunications subsidiary. The Company recorded a pre-tax charge of $1,901 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $557 related to obsolete inventory, as well as a pre-tax charge of $1,120 related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. The Company also recorded a pretax asset impairment charge of $3,200 in fiscal 2001 primarily for inventory and capitalized software related to Anatel.

    The Company decided to discontinue the sales of certain of its older and nonprofitable product lines within its semi-conductor test equipment business, in order to focus its resources on the highest potential

                              ANALOGIC CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

    growth areas within this business. As a result, the Company recorded a pre-tax charge of $902 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3,600 related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $803 related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. The Company also incurred immaterial costs related to involuntary terminations and other related activities. The entire balance of each charge has been recorded within the Cost of Sales section of the Company's Condensed consolidated Statements of Operations.

    The inventory reserve established in fiscal year 2001 and in the first quarter of fiscal year 2002 as part of the asset impairment charges totaled $5,657. A total of $659 of excess and obsolete inventory was scrapped and charged to the reserve during the quarter ended January 31, 2002.

6.  COMPREHENSIVE INCOME (LOSS):

    The following table presents the calculation of total comprehensive income
    (loss) and its components:

                                                           Three Months Ended          Six Months Ended
                                                               January 31,                January 31,
                                                           2002          2001         2002          2001
                                                         --------      --------     --------      --------
Net income (loss)                                        $    605      $  4,492     $ (5,765)     $  9,131
Other comprehensive income (loss) net of tax:
     Unrealized gains and losses from
        marketable securities of $62 and $597
        for the three months ended January 31, 2002
        and 2001, and $167 and $680 for the six
        months ended January 31, 2002 and 2001,               (94)          913          256         1,039
     Foreign currency translation adjustment, net of
        taxes of $279 and $485 for the three months
        ended January 31, 2002 and 2001, and $240
        and $89 for the six months ended January 31,
        2002 and 2001                                        (427)          735         (368)         (141)
                                                         --------      --------     --------      --------
Total comprehensive income (loss)                        $     84      $  6,140     $ (5,877)     $ 10,029
                                                         ========      ========     ========      ========

                              ANALOGIC CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

7.  NET INCOME (LOSS) PER SHARE:

    The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended          Six Months Ended
                                                    January 31,                January 31,
                                                 2002         2001         2002          2001
                                               --------     --------     --------      --------
    Net income (loss)                          $    605     $  4,492     $ (5,765)     $  9,131
                                               ========     ========     ========      ========
    Basic:
          Weighted average number
             of common shares outstanding        13,071       12,906       13,073        12,892
                                               ========     ========     ========      ========
          Net income(loss) per share           $   0.05     $   0.35     $  (0.44)     $   0.71
                                               ========     ========     ========      ========
    Diluted:
          Weighted average number
             of common share outstanding         13,071       12,906       13,073        12,892
          Dilutive effect of stock options           45           99                         76
                                               --------     --------     --------      --------
          Total                                  13,116       13,005       13,073        12,968
                                               ========     ========     ========      ========
    Net income(loss) per share                 $   0.05     $   0.34     $  (0.44)     $   0.70
                                               ========     ========     ========      ========

    For the three months ended January 31, 2002, 367 options to acquire shares of common stock have been excluded from the calculation of diluted earnings per share because the options' price was greater than the average market price of the common shares. For the six months ended January 31, 2002, 802 options to acquire shares of common stock and 147 shares of unvested restricted common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been antidilutive.

    For the three and six months ended January 31, 2001, 133 and 198 options to acquire shares of common stock, respectively, have been excluded from the calculation of diluted earnings per share because the options' price was greater than the average market price of the common shares.

8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Changes in operating assets and liabilities are as follows:

                                                               Six Months Ended
                                                                  January 31,
                                                              2002          2001
                                                            --------      --------
        Accounts and notes receivable                       $ 10,274      $    195
        Inventories                                           (3,394)      (10,331)
        Other current assets                                     152          (284)
        Other assets                                             291          (612)
        Accounts payable trade                                 1,307        (1,757)
        Accrued expenses and other current liabilities        (3,041)        1,930
        Accrued income taxes                                    (548)       (1,721)
                                                            --------      --------
        Net changes in operating assets and liabilities     $  5,041      $(12,580)
                                                            ========      ========

                              ANALOGIC CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

9.  SEGMENT INFORMATION:

    The Company's operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that both manufacture and market products for medical and industrial use. The other segment represents the Company's hotel operation and other Company's operations which do not meet the materiality requirements for separate disclosure. The table below presents information about the Company's reportable segments:

                                                            Three Months Ended          Six Months Ended
                                                               January 31,                 January 31,
                                                            2002          2001          2002           2001
                                                         ---------     ---------     ---------      ---------
    Revenues:
         Medical instrumentation technology products     $  65,334     $  82,735     $ 131,740      $ 155,479
         Other                                               7,276         8,933        16,672         17,786
                                                         ---------     ---------     ---------      ---------
    Total                                                $  72,610     $  91,668     $ 148,412      $ 173,265
                                                         ---------     ---------     ---------      ---------
    Income(loss) before income taxes and minority
       interest:
         Medical instrumentation technology product      $     289     $   4,833     $  (9,481)     $   9,157
         Other                                                 468         1,833         2,276          4,444
                                                         ---------     ---------     ---------      ---------
    Total                                                $     757     $   6,666     $  (7,205)     $  13,601
                                                         ---------     ---------     ---------      ---------

                                                       January 31, 2002       July 31, 2001
     Identifiable assets:
         Medical instrumentation technology product        $226,863             $237,642
         Other                                              115,974              114,877
                                                            -------              -------
     Total                                                 $342,837             $352,519
                                                           --------             --------

10. TAXES:

    The effective tax rate for the three and six months ended January 31, 2002 was 20% as compared to 32% for the same period last year. This decrease in the rate was due to the increase in the tax benefit of tax exempt interest and the extraterritorial income exclusion.

11. COMMITMENTS:

    The Company's Danish subsidiary B-K Medical A/S announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacturing of specialized diagnostic ultrasound equipment at an estimated cost of $15.5 million which will be funded internally. The new facility, due for completion in May 2002, will host manufacturing, R&D, service, marketing, sales and administrative functions.

    The Company has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic's principal bank for approximately $6.3 million.

                              ANALOGIC CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion provides an analysis of Analogic Corporation's financial condition and results of operations. The discussion below contains forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of Analogic Corporation to differ from the projected results. Such factors are discussed in greater detail on page
18. All statements other than statements of historical fact the Company makes in this document or in any document incorporated by reference are forward looking.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 1 of the Company's Form 10K for the year ended July 31, 2001 as filed with the Securities and Exchange Commission on October 26, 2001. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

Revenue Recognition

Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance. Service revenues are recognized at the time the services are rendered and the company has no significant further obligations to the customer. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. License revenue, based on contractual agreements reached with customers, is recognized over the term of the license. Revenue related to the hotel operations are recognized as services are performed.

Inventories

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. Estimates of future product demand or judgments related to changes in technology may prove to be inaccurate, in which case the carrying value of inventory could be overstated or understated. In the event of any such inaccuracies, an adjustment would be recognized in cost of goods sold at the time of such determination.

                              ANALOGIC CORPORATION

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, performs ongoing credit evaluations and adjust credit limits based upon payment history and the customer's current credit worthiness. The Company continuously monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collections issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated in a relatively few number of customers, a significant change in liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivables and future operating results.

Investments in and Advances to Affiliated Companies

The Company has several investments in affiliated companies related to areas of the Company's strategic focus. The Company accounts for these investments using the equity method of accounting. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based on changes in the Company's overall business strategy, the financial condition of the affiliated companies, market conditions and the industry and economic environment in which the entity operates. Adverse changes in market conditions or poor operating results of affiliated companies could result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

Intangible and Other Long-lived Assets

The Company has intangible and other long-lived assets primarily related to technology, licenses, capitalized software and property, plant and equipment. In assessing the recoverability of these assets, the Company must make assumptions regarding estimated future cash flows, the expected period in which the asset is to be utilized, changes in technology and customer demand. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

                              ANALOGIC CORPORATION

RESULTS OF OPERATIONS

SIX MONTHS FISCAL 2002 (01/31/02) VS. SIX MONTHS FISCAL 2001 (01/31/01)

Product revenue for the six months ended January 31, 2002 was $131,750 as compared to $154,440 for the same period last year, a decrease of 15%. The decrease in revenue of $22,690 was primarily due to a decrease of sales volume in Industrial Technology Products of $18,283, or 88%, due to a severe decline in its semi-conductor Automatic Test Equipment (ATE) boards and a decrease of sales in Signal Processing Technology Products of $4,063, or 20%, due to the collapse of the Internet Telephony market.

Engineering revenue for the six months ended January 31, 2002 was $11,738 compared to $12,068 for the same period last year, a decrease of 3%. The change was primarily due to the decrease in the Company's customers' demand for these services.

Other revenues of $4,924 and $6,757 represent revenue from the Hotel operation for the six months ending January 31, 2002 and 2001, respectively. The decrease in revenues is mostly attributable to the current economic decline in the travel and lodging industries.

Cost of product sales was $82,819 and $98,992 for the six months ending January 31, 2002 and 2001, respectively. Cost of product sales as a percentage of product revenue was 63% for the six months ending January 31, 2002 compared to 64% for the same period last year. This percentage decrease was primarily due to changes in product mix.

Engineering cost of sales was $11,854 for the six months ending January 31, 2002 compared to $10,031 for the same period last year. The total cost of engineering sales as a percentage of engineering revenue increased to 101% for the six months ending January 31, 2002 from 83% for the six months ending January 31, 2001. The increase was primarily attributable to the unanticipated costs associated with the development of leading edge, high precision health and security imaging systems.

Other costs of sales were $2,721 and $3,232 from the Company's Hotel operation for the six months ending January 31, 2002 and 2001, respectively.

During the six months ending January 31, 2002, the Company has recorded asset impairment charges totaling $8,883 on a pre-tax basis.

As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic decided to terminate activities related to Anatel, the Company's wholly-owned telecommunications subsidiary. The Company recorded a pre-tax charge of $1,901 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $557 related to obsolete inventory, as well as a pre-tax charge of $1,120 related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. The Company also recorded a pretax asset impairment charge of $3,200 in fiscal 2001 primarily for inventory and capitalized software related to Anatel.

The Company decided to discontinue the sales of certain of its older and nonprofitable product lines within its semi-conductor test equipment business, in order to focus its resources on the highest potential growth areas within this business. As a result, the Company recorded a pre-tax charge of $902 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is

                              ANALOGIC CORPORATION

equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3,600 related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $803 related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. The Company also incurred immaterial costs related to involuntary terminations and other related activities. The entire balance of each charge has been recorded within the Cost of Sales section of the Company's Condensed Consolidated Statements of Operations.

The inventory reserve established in fiscal year 2001 and in the first quarter of fiscal year 2002 as part of the asset impairment charges totaled $5,657. A total of $659 of excess and obsolete inventory was scrapped and charged to the reserve during the quarter ended January 31, 2002.

Research and Development expenses were $21,411 for the six months of fiscal 2002, or 14% of total revenue, as compared to $19,493 for the same period of the prior year, or 11% of total revenue. The increase of $1,918 or 10%, was due to research and development activities associated with the Vericis system interface database and continued development of medical and explosive detection system
(EDS) products.

Selling and marketing expenses were $16,441 for the six months of fiscal 2002, or 11% of total revenue, as compared to $15,302, or 9% of total revenue for the same period last year. The increase of $1,139 was primarily due to the Company's subsidiaries, Camtronics and B-K Medical, as they continue to expand their activities in the end user market.

General and administrative expenses were $14,776, or 10% of total revenue, for the six months ending January 31, 2002, as compared to $14,993, or 9% of total revenue, for the same period last year. The decrease of $217 was primarily due to a general cost reduction and containment program that had been put in place across the Company.

Interest income net of interest expense was $2,033 for the first six months of fiscal 2002, as compared with $2,940 for the same period last year. The decrease of $907 was primarily the result of lower interest rates on short term investments.

During the first six months of fiscal 2002, the Company recorded a gain of $1,369 related to equity in unconsolidated affiliates, as compared primarily of $333 reflecting the Company's share of profit in Shenzhen Anke High-Tech Co., Ltd. (SAHCO) for the first six months of fiscal 2002, versus a loss of $936 for the same period last year and a gain of $825 from its share of profit in Enhanced CT

Technology LLC for the first six months of fiscal 2002, compared to a gain of $720 for the same period last year; and a gain of $227 from its share of profit in Cedara Software Corporation, in which the Company acquired a 19% interest in September 2001.

Other expenses were $114 for the first six months of fiscal 2002 as compared to $422 for the same period last year. The decrease was primarily due to an other than temporary impairment on an investment of restricted securities of approximately $332 recorded in the first six months of fiscal 2001, versus none in fiscal 2002.

The effective tax rate for the first six months of fiscal 2002 was 20% as compared to 32% for the same period last year. This decrease in the rate was due to the increase in the tax benefit for tax exempt interest and the extraterritorial income exclusion.

                              ANALOGIC CORPORATION

Net loss for the six months ended January 31, 2002 was $5,765 or $0.44 per basic and diluted share as compared with net income of $9,131 or $0.71 per basic share and $0.70 per diluted share. The net loss for the six months of fiscal 2002 includes an asset impairment charge of $8,883 related to the Company's telecommunications subsidiary, Anatel, and certain assets of the Company's Test and Measurement Division. Excluding the asset impairment charges, net income would have been approximately $1,341 or $0.10 per basic and diluted earnings for the six months ended January 31, 2002. The decrease in net income over the prior year, excluding the asset impairment charge, was primarily the result of decreased revenue in the semi-conductor industry, a reduction in revenue in the Company's Hotel operation due to the current economic decline in the travel and lodging industries, and engineering expenditures for projects developing imaging and security detection equipment.

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 2002 (01/31/02) VS. SECOND QUARTER FISCAL 2001 (01/31/01)

Product revenue for the three months ended January 31, 2002 was $66,397 as compared to $82,705 for the same period last year, a decrease of 20%. The decrease in revenue of $16,308 was due to a decrease in sales of Medical Technology Products of $2,970, or 4%, due to lower sales of digital radiography systems partially offset by higher demand for ultrasound and cardiovascular systems; a decrease in sales of Industrial Technology Products of $10,506, or 90%, due to the decline in its semi-conductor Automatic Test Equipment (ATE) boards; a decrease in sales of Signal Processing Technology Products of $2,832, or 30%, due to lower demand for embedded multiprocessing equipment and hybrid component boards.

Engineering revenue for the three months ended January 31, 2002 was $4,261 compared to $6,325 for the same period last year, a decrease of 33%. The change was primarily due to the decrease in the Company's customers' demand for these services.

Other revenues of $1,952 and $2,638 represent revenue from the Hotel operation for the three months ending January 31, 2002 and 2001, respectively. The decrease in revenues is due to the current economic decline in the travel and lodging industries.

Cost of product sales was $41,268 and $52,421 for the three months ending January 31, 2002 and 2001, respectively. Cost of product sales as a percentage of product revenue was 62% for the three months ending January 31, 2002 compared to 63% for the same period last year. The decrease was primarily due to changes in product mix.

Engineering cost of sales was $5,231 for the three months ending January 31, 2002 compared to $6,031 for the same period last year. The total cost of engineering sales as a percentage of engineering revenue increased to 123% for the three months ended January 31, 2002 from 95% for the three months ending January 31, 2001. This percentage increase was primarily attributable to the unanticipated costs associated with the development of leading edge, high precision health and security imaging systems.

Other costs of sales were $1,266 and $1,496 from the Company's Hotel operation for the three months ending January 31, 2002 and 2001, respectively.

Research and Development expenses were $10,733 for the three months of fiscal 2002, or 15% of total revenue, as compared to $9,920 for the same period of prior year, or 11% of total revenue. The increase of $813 or 8%, was due to research and development activities associated with the Vericis system

                              ANALOGIC CORPORATION

interface database and continued development of medical and explosive detection system (EDS) products.

Selling and marketing expenses were $8,089 for the three months of fiscal 2002, or 11% of total revenue, as compared to $7,936, or 9% of total revenue for the same period last year. The increase of $153 was primarily due to the higher expenses for the Company's subsidiaries, Camtronics and B-K Medical, partially offset by cost reduction efforts in other businesses.

General and administrative expenses were $6,827, or 9% of total revenue, for the three months ending January 31, 2002, as compared to $7,665, or 8% of total revenue, for the same period last year. The decrease of $838 was primarily due to general cost reduction and containment program that had been put in place across the Company.

Interest income net of interest expense was $878 for the first three months of fiscal 2002, as compared with $1,455 for the same period last year. The decrease of $577 was primarily the result of lower interest rates on short term investments.

During the second quarter of fiscal 2002, the Company recorded a gain of $631 related to equity in unconsolidated affiliates, as compared to a loss of $950 for the same period last year. This gain consist primarily of $418 from its share of profit in Enhanced CT Technology LLC for the second quarter of fiscal 2002, compared to a gain of $403 for the same period last year; a gain of $2 reflecting the Company's share of profit in SAHCO for the second quarter of fiscal 2002, versus a loss of $1,350 for the same period last year; and a gain of $227 from its share of profit in Cedara Software Corporation in which the Company acquired a 19% interest in September 2001.

The effective tax rate for the second quarter of fiscal 2002 was 20% as compared to 32% for the same period last year. This decrease in the rate was due to the increase in the tax benefit for tax exempt interest and the extraterritorial income exclusion.

Net income for the second quarter ended January 31, 2002 was $605 or $0.05 per basic and diluted share as compared with net income of $4,492 or $0.35 per basic share and $0.34 per diluted share for the same period last year. The decrease in net income over the prior year was primarily the result of decreased revenue in the semi-conductor industry, and an increase in engineering expenditures.

                              ANALOGIC CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations in the first six months of fiscal 2002 was $13,256 compared to $5,858 during the same period of the prior year. Although the company generated a net loss of $5,765 for the first six months of fiscal 2002, when the asset impairment charge of $8,883 and other recurring non-cash adjustments are added back to the net loss, operating cash was generated primarily due to a decrease in working capital balances. Net cash used in investment activities was $13,205 in the six months of fiscal 2002, primarily due to the Company's investment in Cedara of $7,500, and $13,387 used for additions to property, plant and equipment, partially offset by $1,502 return on investment from an affiliated company. The increase in property, plant and equipment was primarily for the construction of a new facility by the Company's Danish subsidiary, B-K Medical. Net cash used from financing activities of $2,422 was mostly due to dividends paid to shareholders and payment of debt.

The Company's balance sheet reflects a current ratio of 6.1 to 1 at January 31, 2002 and at July 31, 2001. Liquidity is sustained principally through funds provided from operations, with short term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company's debt to equity ratio was .17 to 1 at January 31, 2002 and at July 31, 2001. Management does not anticipate any difficulties in financing operations at anticipated levels for the foreseeable future.

The Company recently received a $20 million revolving line of credit from its principal bank. Of this amount a $6.3 million letter of credit was used to guarantee a debt owed by Cedara to its bank lender.

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2002 due to the short maturities of these instruments.

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

Accounts and notes receivable decreased by $10,295 during the six months ended January 31, 2002, primarily due to a decrease in revenue.

Inventory increased $3,160, before the asset impairment charges of $4,157, during the six months ended January 31, 2002 primarily due to an increase in raw material purchases.

                              ANALOGIC CORPORATION

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains statements which, to the extent that they are not recitation of historical facts, constitute "forward looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties and actual events and results may differ significantly from those indicated in any forward looking statements.

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

We depend on a small number of customers for a large portion of our business, and changes in our customers' orders may have a significant impact on our operating results. If a major customer were to significantly reduce the amount of business it does with us, there would be an adverse impact on our operating results.

 The following table sets forth the percentages of our total net sales of our three largest customers in the last three fiscal years and the percentage of our total net sales to our ten largest customers in those years:

                                                              Year Ended July 31,
                                                             2001    2000    1999
                                                             ----    ----    ----
Philips...................................................    22%     16%     18%
General Electric..........................................    11%     10%      8%
Toshiba ..................................................     7%      9%      9%

Ten largest customers as a group                              62%     60%     60%

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

                              ANALOGIC CORPORATION

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

                              ANALOGIC CORPORATION

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

OUR ANNUAL AND QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS, WHICH COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Our annual and quarterly results may vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this were to occur, the price of our Common Stock would likely decline.

                              ANALOGIC CORPORATION

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

      -     changes in the cost or availability of components or skilled labor;
            and

      -     foreign currency exposure.


As is the case with many technology companies, we typically ship a significant portion of our products in the last month of a quarter. As a result, any delay in anticipated sales is likely to result in the deferral of the associated revenue beyond the end of a particular quarter, which would have a significant effect on our operating results for that quarter. In addition, most of our operating expenses do not vary directly with net sales and are difficult to adjust in the short term. As a result, if net sales for a particular quarter were below our expectations, we could not proportionately reduce operating expenses for that quarter, and, therefore, that revenue shortfall would have a disproportionately adverse effect on our operating results for that quarter.

LOSS OF ANY OF OUR KEY PERSONNEL COULD HURT OUR BUSINESS BECAUSE OF THEIR INDUSTRY EXPERIENCE AND THEIR TECHNOLOGICAL EXPERTISE.

We operate in a highly competitive industry and depend on the services of our key senior executives and our technological experts. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically engineering and operations a personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully.

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

                              ANALOGIC CORPORATION

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

ANALOGIC CORPORATION

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of stockholders held on January 18, 2002, the following proposals were adopted by the vote specified below:

                                                                   Withheld Authority
                                                                        To Vote
Proposal                                             For            For All Nominees
--------                                             ---            ----------------
1.  Election of Directors

M. Ross Brown                                     11,891,613             393,162
Edward F. Vobril                                  12,124,981             159,794
Michael T. Modic                                  12,122,842             161,933


                                                For          Against      Abstain
                                             ----------     ---------     -------
2.  Ratification of Independent Auditors     12,243,407        33,368       8,000

3.  To amend the Company's 1998
    Key Employee Stock Option Plan           10,384,727     1,699,313     200,735


Please see the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with this Annual Meeting for a description of the matters voted upon.

                              ANALOGIC CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ANALOGIC CORPORATION
                                            Registrant

DATE:     March 18, 2002                    /s/ Bernard Gordon
                                            --------------------------------
                                            Bernard Gordon
                                            Chairman of the Board of
                                            Directors and Executive Chairman

DATE:     March 18, 2002                    /s/ John J. Millerick
                                            --------------------------------
                                            John J. Millerick
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Treasurer (Principal Financial
                                            and Accounting Officer)