Form 10-Q
period 2002-04-30
ANALOGIC CORP
filed 2002-06-12
CIK 6284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE PERIOD ENDED APRIL 30, 2002



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

                             ---------------------

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

     The number of shares of Common Stock outstanding at May 31, 2002 was 13,259,031.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANALOGIC CORPORATION

                                     INDEX

                                                                       PAGE NO
                                                                       -------
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of April 30, 2002
         and July 31, 2001...........................................       2
         Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended April 30, 2002 and 2001.........       3
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended April 30, 2002 and 2001........................       4
         Notes to Unaudited Condensed Consolidated Financial
         Statements..................................................     5-9
Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................   10-18
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................      19
Signatures...........................................................      20

ITEM 1.  FINANCIAL STATEMENTS

                              ANALOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              APRIL 30,   JULY 31,
                                                                2002        2001
                                                              ---------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 79,594    $ 46,013
  Marketable securities, at market..........................    65,344      76,899
  Accounts and notes receivable, net of allowance for
    doubtful accounts $1,693 in fiscal 2002, and $1,268 in
    fiscal 2001.............................................    55,386      68,287
  Inventories (Note 2)......................................    62,356      60,696
  Refundable and deferred income taxes......................    14,087       9,045
  Other current assets......................................     8,279       7,410
                                                              --------    --------
       Total current assets.................................   285,046     268,350

Property, plant and equipment, net..........................    75,392      68,846
Investments in and advances to affiliated companies (Note
  3)........................................................     8,745       4,692
Capitalized software, net...................................     4,055       5,488
Other assets................................................     6,722       5,143
                                                              --------    --------
       Total assets.........................................  $379,960    $352,519
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage and other notes payable..........................  $    224    $    369
  Obligations under capital leases..........................       306         275
  Accounts payable, trade...................................    18,457      15,378
  Accrued liabilities (Note 2)..............................    19,152      21,850
  Deferred revenue (Note 2).................................    35,812       4,333
  Accrued income taxes......................................       858       1,646
                                                              --------    --------
       Total current liabilities............................    74,809      43,851

Mortgage and other notes payable............................     4,126       4,896
Obligations under capital leases............................       419         664
Advance payments and other..................................     1,045       1,135
Deferred income taxes.......................................     3,028       1,836
                                                              --------    --------
                                                                 8,618       8,531
Commitments (Note 11)

Stockholders' equity:
  Common stock, $.05 par value..............................       706         703
  Capital in excess of par value............................    38,514      37,857
  Retained earnings.........................................   271,656     277,450
  Accumulated other comprehensive loss......................    (1,224)     (1,598)
  Treasury stock, at cost...................................    (8,568)     (9,035)
  Unearned compensation.....................................    (4,551)     (5,240)
                                                              --------    --------
       Total stockholders' equity...........................   296,533     300,137
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $379,960    $352,519
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            APRIL 30,             APRIL 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Net revenue:
  Product............................................  $64,979    $81,449    $196,729   $235,889
  Engineering........................................    5,988      6,852      17,726     18,920
  Other revenue......................................    1,941      2,785       6,865      9,542
                                                       -------    -------    --------   --------
Total net revenue....................................   72,908     91,086     221,320    264,351
                                                       -------    -------    --------   --------

Costs of sales:
  Product............................................   40,253     52,200     123,072    151,192
  Engineering........................................    5,620      5,367      17,474     15,398
  Other..............................................    1,126      1,669       3,847      4,901
  Asset impairment charges (Note 5)..................                           8,883
                                                       -------    -------    --------   --------
Total cost of sales..................................   46,999     59,236     153,276    171,491
                                                       -------    -------    --------   --------
Gross Margin.........................................   25,909     31,850      68,044     92,860

Operating expenses:
  Research and product development...................    9,643     10,641      31,054     30,134
  Selling and marketing..............................    8,200      8,813      24,641     24,115
  General and administrative.........................    6,905      7,909      21,681     22,902
                                                       -------    -------    --------   --------
                                                        24,748     27,363      77,376     77,151
Income (loss) from operations........................    1,161      4,487      (9,332)    15,709

Other (income) expense:
  Interest income, net...............................     (913)    (1,314)     (2,946)    (4,254)
  Equity in unconsolidated affiliates................      688     (1,331)       (681)    (1,192)
  Other, net.........................................      (16)        94          98        516
                                                       -------    -------    --------   --------
                                                          (241)    (2,551)     (3,529)    (4,930)

Income (loss) before income taxes and minority
  interest...........................................    1,402      7,038      (5,803)    20,639

Provision (benefit) for income taxes (Note 10).......   (1,345)     2,006      (2,785)     6,358
Minority interest....................................                 176                    294
                                                       -------    -------    --------   --------
Net income (loss)....................................  $ 2,747    $ 4,856    $ (3,018)  $ 13,987
                                                       =======    =======    ========   ========
Net income (loss) per common share: (Note 7)
     Basic...........................................  $  0.21    $  0.37    $  (0.23)  $   1.08
     Diluted.........................................  $  0.21    $  0.37    $  (0.23)  $   1.07
Weighted average shares outstanding: (Note 7)
     Basic...........................................   13,112     12,992      13,107     12,901
     Diluted.........................................   13,256     13,127      13,107     13,044

   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                  APRIL 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
OPERATING ACTIVITIES:
  Net Income (loss).........................................  $(3,018)  $13,987
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Deferred income taxes..................................   (4,134)      545
     Depreciation and amortization..........................   12,573    10,128
     Minority interest in net income of consolidated
      subsidiaries..........................................                294
     Allowance for doubtful accounts........................      415       (22)
     Impairment of assets...................................    8,883
     Loss(gain)on sale of equipment.........................       58       (51)
     Equity gain in unconsolidated affiliates...............     (681)   (1,192)
     Loss on investment.....................................                487
     Compensation from stock grants.........................      733       734
     Net changes in operating assets and liabilities (Note
      8)....................................................   37,070   (17,529)
                                                              -------   -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................   51,899     7,381
                                                              -------   -------

INVESTING ACTIVITIES:
  Investments in affiliated companies (Note 3)..............   (9,500)
  Return of investment from affiliated company..............    1,502     1,000
  Additions to property, plant and equipment................  (18,332)  (11,940)
  Capitalized software......................................   (1,767)   (2,369)
  Proceeds from sale of property, plant and equipment.......       74       109
  Maturities of marketable securities.......................   11,585    10,320
                                                              -------   -------
  NET CASH USED IN INVESTING ACTIVITIES.....................  (16,438)   (2,880)
                                                              -------   -------

FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations............   (1,044)     (412)
  Issuance of common stock pursuant to stock options and
     employee stock purchase plan...........................    1,079     1,230
  Dividends paid to shareholders............................   (2,776)   (2,714)
                                                              -------   -------
  NET CASH USED IN FINANCING ACTIVITIES.....................   (2,741)   (1,896)
                                                              -------   -------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH...................      861      (618)
                                                              =======   =======
  NET INCREASE IN CASH & CASH EQIVALENTS....................   33,581     1,987
                                                              -------   -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   46,013    29,132
                                                              -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $79,594   $31,119
                                                              =======   =======

   The accompanying notes are an integral part of these financial statements.

                              ANALOGIC CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Analogic Corporation (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three and nine months ended April 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2002 or any other interim period.

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

2. BALANCE SHEET INFORMATION

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

                                                              APRIL 30,    JULY 31,
                                                                2002         2001
                                                              ---------    --------
Inventory:
     Raw materials..........................................   $36,065     $35,660
     Work-in-process........................................    14,392      15,642
     Finished goods.........................................    11,899       9,394
                                                               -------     -------
                                                               $62,356     $60,696
                                                               =======     =======

  Accrued liabilities:
     Accrued employee compensation and benefits.............   $ 8,951     $14,617
     Accrued warranty.......................................     3,035       3,202
     Customer's deposit (Note 12)...........................     4,252         972
     Other..................................................     2,914       3,059
                                                               -------     -------
                                                               $19,152     $21,850
                                                               =======     =======

  Deferred Revenue:
     Long lead time components (Note 12)....................   $30,000     $    --
     Other..................................................     5,812       4,333
                                                               -------     -------
                                                               $35,812     $ 4,333
                                                               =======     =======

3. INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES

     In September 2001, the Company acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in exchange for cash of $7,500 and other considerations. The Company

                              ANALOGIC CORPORATION
recorded an investment of $2,469 and a premium in excess of book value of $5,031, which was applied to intangible assets related to acquired technologies and is being amortized over the estimated useful life of five years. The Company accounts for this investment using the equity method of accounting due to the Company's ability to exercise influence over operating and financial policies and has two of the seven seats on Cedara's board of directors. During the nine months of fiscal 2002, the Company recorded a gain of $513 from its share of profit in Cedara, with a carrying value of this investment at April 30, 2002 of $2,982. The company also recognized amortization of the intangible asset of $588 during the nine months of fiscal 2002, with a carrying value of the intangible asset at April 30, 2002 of $4,443, which is classified as Other Assets in the Condensed Consolidated Balance Sheets. The Company has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic's principal bank for approximately $6,300.

     As part of the Company's original investment agreement, Cedara agreed to grant the Company pre-emptive rights whereby it has the right to maintain a 19% equity interest in the event of certain future issuances of stock by Cedara. Cedara had issued additional stock and on May 3, 2002 the Company acquired an additional 580,641 of common shares of Cedara for approximately $872 to maintain the Company's interest of approximately 19%.

     During the first quarter of fiscal 2002, the Company's subsidiary, Camtronics Medical Systems, Ltd entered into an agreement to purchase a 15% interest in CardioWorks, Inc. for $2,000. CardioWorks specializes in knowledge databases for electronics medical records. Camtronics plans to integrate CardioWorks knowledge database in a digital charting product to be offered as part of the Company's VERICIS product line. The Company recorded $1,900 as an investment and $100 as intangible assets related to intellectual property. The Company also recorded its share of the 15% equity loss in CardioWorks in the amount of $76, representing CardioWorks cumulative losses.

4. DIVIDENDS

     The Company declared dividends of $.07 per common share as follows: on June 11, 2002, payable July 9, 2002 to shareholders of record on June 25, 2002; on March 16, 2002, payable April 15, 2002 to shareholders of record on April 1, 2002; on December 11, 2001, payable January 10, 2002 to shareholders of record on December 26, 2001; and on October 11, 2001, payable November 8, 2001 to shareholders of record on October 25, 2001.

5. ASSET IMPAIRMENT CHARGES

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

     The Company decided to discontinue the sales of certain of its older and unprofitable product lines within its semi-conductor test equipment business in order to focus its resources on the highest potential growth areas within this business. As a result, the Company recorded a pre-tax charge of $902 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the

                              ANALOGIC CORPORATION
assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3,600 related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $803 related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. The Company also incurred immaterial costs related to involuntary terminations and other related activities. The entire balance of each charge has been recorded within the Cost of Sales section of the Company's Condensed Consolidated Statements of Operations.

     The inventory reserve established in fiscal year 2001 and in the first quarter of fiscal year 2002 as part of the activities noted above totaled $5,657. No inventory specifically related to this reserve was scrapped during the third quarter ended April 30, 2002. A total of $659 of this inventory was scrapped and charged against the reserve during the nine months ended April 30, 2002.

6. COMPREHENSIVE INCOME (LOSS)

     The following table presents the calculation of total comprehensive income
(loss) and its components:

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     APRIL 30,            APRIL 30,
                                                 ------------------   ------------------
                                                  2002       2001      2002       2001
                                                 -------    -------   -------    -------
Net income (loss)..............................  $2,747     $4,856    $(3,018)   $13,987
Other comprehensive income (loss) net of tax:
  Unrealized gains and losses from marketable
     securities, net of taxes of $156 and $80
     for the three months ended April 30, 2002
     and 2001, and $11 and $600 for the nine
     months ended April 30, 2002 and 2001......    (237)      (121)        19        918
  Foreign currency translation adjustment, net
     of taxes of $475 and $328 for the three
     months ended April 30, 2002 and 2001, and
     $234 and $417 for the nine months ended
     April 30, 2002 and 2001...................     725       (502)       355       (643)
                                                 ------     ------    -------    -------
Total comprehensive income (loss)..............  $3,235     $4,233    $(2,644)   $14,262
                                                 ======     ======    =======    =======

7. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     APRIL 30,            APRIL 30,
                                                 ------------------   ------------------
                                                  2002       2001      2002       2001
                                                 -------    -------   -------    -------
Net income (loss)..............................  $2,747     $4,856    $(3,018)   $13,987
                                                 ======     ======    =======    =======
Basic:
     Weighted average number of common shares
       outstanding.............................  13,112     12,992     13,107     12,901
                                                 ======     ======    =======    =======
     Net income(loss) per share................  $ 0.21     $ 0.37    $ (0.23)   $  1.08
                                                 ======     ======    =======    =======
Diluted:
     Weighted average number of common share
       outstanding.............................  13,112     12,992     13,107     12,901
     Dilutive effect of stock options..........     144        135                   143
                                                 ------     ------    -------    -------
       Total...................................  13,256     13,127     13,107     13,044
                                                 ======     ======    =======    =======
Net income(loss) per share.....................  $ 0.21     $ 0.37    $ (0.23)   $  1.07
                                                 ======     ======    =======    =======

                              ANALOGIC CORPORATION

     For the three months ended April 30, 2002, options to acquire 20 shares of common stock have been excluded from the calculation of diluted earnings per share because the options' price was greater than the average market price of the common shares. For the nine months ended April 30, 2002, options to acquire 809 shares of common stock and 126 shares of unvested restricted common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been antidilutive.

     For the three and nine months ended April 30, 2001, options to acquire 130 and 175 shares of common stock, respectively, have been excluded from the calculation of diluted earnings per share because the options' price was greater than the average market price of the common shares.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Changes in operating assets and liabilities are as follows:

                                                               NINE MONTHS ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                               2002        2001
                                                              -------    --------
Accounts and notes receivable...............................  $13,121    $ (5,317)
Inventories.................................................   (5,535)    (10,442)
Other current assets........................................   (1,347)     (1,694)
Other assets................................................      139        (456)
Accounts payable, trade.....................................    3,034       2,290
Accrued expenses and other current liabilities..............   (3,035)        996
Deferred revenue............................................   31,514      (1,071)
Accrued income taxes........................................     (821)     (1,835)
                                                              -------    --------
Net changes in operating assets and liabilities.............  $37,070    $(17,529)
                                                              =======    ========

9. SEGMENT INFORMATION

     The Company's operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that both manufacture and market products for medical and industrial use. The other segment represents the Company's hotel and other operations, which do not meet the materiality requirements for separate disclosure. The table below presents information about the Company's reportable segments:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    APRIL 30,             APRIL 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
Revenues:
  Medical instrumentation technology
     products................................  $60,407    $81,448    $192,147   $236,285
  Other......................................   12,501      9,638      29,173     28,066
                                               -------    -------    --------   --------
       Total.................................  $72,908    $91,086    $221,320   $264,351
                                               =======    =======    ========   ========
Income(loss) before income taxes and minority
  interest:
  Medical instrumentation technology
     product.................................  $   825    $ 5,335    $ (8,656)  $ 14,492
  Other......................................      577      1,703       2,853      6,147
                                               -------    -------    --------   --------
       Total.................................  $ 1,402    $ 7,038    $ (5,803)  $ 20,639
                                               =======    =======    ========   ========

                              ANALOGIC CORPORATION

                                                              APRIL 30, 2002   JULY 31, 2001
                                                              --------------   -------------
Identifiable assets:
  Medical instrumentation technology product................     $251,154        $237,642
  Other.....................................................      128,806         114,877
                                                                 --------        --------
       Total................................................     $379,960        $352,519
                                                                 ========        ========

10. TAXES

     The effective tax rate for the nine months ended April 30, 2002 was 48%. This rate represents the actual effective rate for that period. The effective tax rate was calculated using this methodology, as opposed to a methodology that anticipates the effective tax rate based upon estimated annual operating results, because insignificant changes in estimated operating results for the balance of the year will have a dramatic impact on the effective tax rate. The tax rate of 48% represents the results of the benefit derived from the net operating loss carry back and the benefit of tax free interest income along with the extraterritorial income exclusion.

11. COMMITMENTS

     The Company's Danish subsidiary B-K Medical A/S announced in May 2001 the construction of a new 110,000 square foot facility in Herlev, north of Copenhagen, for the manufacturing of specialized diagnostic ultrasound equipment at a cost of $15,500 which was funded internally.

     Manufacturing, R&D, service, marketing, sales and administrative functions moved into this new facility in May 2002.

     The Company has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic's principal bank for approximately $6,300.

12. SIGNIFICANT EVENT

     The Company announced in the third quarter of fiscal 2002 that it has received an open-ended order for up to 1,000 of its Explosive Assessment Computed Tomography (EXACT(TM)) Systems from an Original Equipment Manufacturer
(OEM). The EXACT is the "heart" of a certified Explosive Detection System (EDS) that is being purchased by the United States Government and installed at major airports across the United States. This order has the potential value of approximately $500,000, including spare parts, associated services, and infrastructure enhancements. The initial release was for approximately $100,000, including initial units, spare parts, infrastructure enhancements, and $30,000 for long-lead-time components for the next release. This amount has been recorded as Deferred Revenue on the Condensed Consolidated Balance Sheets. Funding of approximately $22,000 for infrastructure enhancements was also included for the Company to quickly ramp up production and significantly increase its manufacturing capacity in preparation for additional releases. As of April 30, 2002, $5,000 of the ramp-up funding has been received and approximately $1,500 has been spent. The balance of $3,500 is recorded as Customer Deposit on the Condensed Consolidated Balance Sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion provides an analysis of Analogic Corporation's financial condition and results of operations. The discussion below contains forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of Analogic Corporation to differ from the projected results. Such factors are discussed in greater detail on page
15. All statements other than statements of historical fact the Company makes in this document or in any document incorporated by reference are forward looking.

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

  REVENUE RECOGNITION

     Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. License revenue, based on contractual agreements reached with customers, is recognized over the term of the license. Revenue related to the hotel operations are recognized as services are performed.

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

                             RESULTS OF OPERATIONS

NINE MONTHS FISCAL 2002 (APRIL 30, 2002) VS. NINE MONTHS FISCAL 2001 (APRIL 30,
2001)

     Product revenue for the nine months ended April 30, 2002 was $196,729 as compared to $235,889 for the same period last year, a decrease of 17%. The decrease in revenue of $39,160 was primarily due to a decrease of sales volume in Industrial Technology Products of $24,480, or 88%, due to a severe decline in volume of its semi-conductor Automatic Test Equipment (ATE) boards and a decrease in revenue in Medical Technology Products of $13,716 or 8%, primarily due to lower volume of the Company's patient monitoring and medical imaging equipment.

     Engineering revenue for the nine months ended April 30, 2002 was $17,726 compared to $18,920 for the same period last year, a decrease of 6%. The change was primarily due to a decrease in the demand for these services.

     Other revenues of $6,865 and $9,542 represent revenue from the Hotel operation for the nine months ended April 30, 2002 and 2001, respectively. The decrease in revenues is mostly attributable to the current economic decline in the travel and lodging industries.

     Cost of product sales was $123,072 and $151,192 for the nine months ended April 30, 2002 and 2001, respectively. Cost of product sales as a percentage of product revenue was 63% for the nine months ended April 30, 2002 compared to 64% for the same period last year.

     Engineering cost of sales was $17,474 for the nine months ended April 30, 2002 compared to $15,398 for the same period last year. The total cost of engineering sales as a percentage of engineering revenue increased to 99% for the nine months ending April 30, 2002 from 81% for the nine months ended April 30, 2001. The increase was primarily attributable to the unanticipated costs associated with the development of leading edge, high precision health and security imaging systems.

     Other costs of sales were $3,847 and $4,901 from the Company's Hotel operation for the nine months ended April 30, 2002 and 2001, respectively.

     During the nine months ended April 30, 2002, the Company has recorded asset impairment charges totaling $8,883 on a pre-tax basis.

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

     The Company also decided to discontinue the sales of certain of its older and unprofitable product lines within its semi-conductor test equipment business, in order to focus its resources on the highest potential growth areas within this business. As a result, the Company recorded a pre-tax charge of $902 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3,600 related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $803 related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. The Company also incurred immaterial costs related to involuntary terminations and other related activities. The entire balance of each charge has been recorded within the Cost of Sales section of the Company's Condensed Consolidated Statements of Operations.

     The inventory reserve established in fiscal year 2001 and in the first quarter of fiscal year 2002 as part of the activities noted above totaled $5,657. A total of $659 of this inventory was scrapped and charged to the reserve during the nine months ended April 30, 2002.

     Research and Development expenses were $31,054 for the nine months ended April 30, 2002, or 14% of total revenue, as compared to $30,134 for the same period the prior year, or 11% of total revenue. The increase of $920 was primarily due to research and development activities associated with the development of medical and explosive detection system (EDS) products.

     Selling and marketing expenses were $24,641 for the nine months ended April 30, 2002, or 11% of total revenue, as compared to $24,115, or 9% of total revenue for the same period last year. The increase of $526 was primarily due to the Company's subsidiaries, Camtronics and B-K Medical, as they continue to expand their activities in the end user market.

     General and administrative expenses were $21,681, or 10% of total revenue, for the nine months ended April 30, 2002, as compared to $22,902, or 9% of total revenue, for the same period last year. The decrease of $1,221 was primarily due to the Company's ongoing cost reduction and containment initiatives, including staff reductions and a reduction in discretionary expenditures.

     Interest income net of interest expense was $2,946 for the nine months ended April 30, 2002, as compared with $4,254 for the same period last year. The decrease of $1,308 was primarily the result of lower interest rates on short term investments.

     The Company recorded income related to equity in unconsolidated affiliates of $681 for the nine months ended April 30, 2002, versus income of $1,192 for the same period last year. The equity income for the nine months ended April 30, 2002 in unconsolidated affiliates primarily consisted of a profit of $1,235 related to its share of profit in Enhanced CT Technology LLC that generated income from license related royalties based on sales of medical imaging equipment, and income of $513 for its share of profit in Cedara Software Corporation, in which the Company acquired a 19% interest in September 2001, partially offset by a loss of $975 related to its share of loss in Shenzhen Anke High-Tech Co., Ltd. (SAHCO). For the nine months ended April 30, 2001 the Company recorded a gain of $1,245 related to its share of profit in Enchanced CT Technology LLC, partially offset by a loss of $111 related to its share of loss in SAHCO.

     Other expenses were $98 for the nine months ended April 30, 2002, as compared to $516 for the same period last year. The decrease was primarily due to an other than temporary impairment on an investment of restricted securities of approximately $487 recorded in the nine months of fiscal 2001 versus none in fiscal 2002.

     The effective tax rate for the nine months ended April 30, 2002 was 48%. This rate represents the actual effective rate for that period. The effective tax rate was calculated using this methodology, as opposed to a methodology that anticipates the effective tax rate based upon estimated annual operating results, because insignificant changes in estimated operating results for the balance of the year will have a dramatic impact on the effective tax rate. The tax rate of 48% represents the results of the benefit derived from the net operating loss carry back and the benefit of tax free interest income along with the extraterritorial income exclusion.

     For the nine months ended April 30, 2001 the effective tax rate was 31%, which reflected the benefit of tax exempt interest and the utilization of the Foreign Sales Corporations.

     Net loss for the nine months ended April 30, 2002 was $3,018 or $0.23 per basic and diluted share as compared with net income of $13,987 or $1.08 per basic share and $1.07 per diluted share for the same period last year. The net loss for the nine months of fiscal 2002 includes a pre-tax asset impairment charge of $8,883 or $4,619 after taxes, related to the Company's telecommunications subsidiary Anatel, and certain assets of the Company's Test and Measurement Division. The decrease in net income over the prior year, excluding the asset impairment charges, was primarily the result of decreased revenue in the semi-conductor industry, the effect of the recession in several of the business units, the equity loss in SAHCO, and change in the effective tax rate.

THIRD QUARTER FISCAL 2002 (APRIL 30, 2002) VS. THIRD QUARTER FISCAL 2001 (APRIL 30 2001)

     Product revenue for the three months ended April 30, 2002 was $72,908 as compared to $91,086 for the same period last year, a decrease of 20%. The decrease in revenue of $18,178 was due to a decrease in sales of Medical Technology Products of $13,503, or 21%, primarily due to the effect of the recession and lower demand for the Company's cardiovascular and patient monitoring systems and lower demand for medical imaging equipment; a decrease in sales volume in Industrial Technology Products of $6,197 or 86%, due to a decline in its semi-conductor Automatic Test Equipment (ATE) boards; and an increase in sales in Industrial Processing Technology Products of $3, 230 mainly for initial shipments of its Explosive Assessment Computed Tomography (EXACT(TM)) Systems as part of a multi-million dollar order the Company has received for the EXACT systems.

     Engineering revenue for the three months ended April 30, 2002 was $5,988 compared to $6,852 for the same period last year, a decrease of 13%. The change was primarily due to a decrease in the demand for these services.

     Other revenues of $1,941 and $2,785 represent revenue from the Hotel operation for the three months ended April 30, 2002 and 2001, respectively. The decrease in revenues is due to the current economic decline in the travel and lodging industries.

     Cost of product sales was $40,253 and $52,200 for the three months ended April 30, 2002 and 2001, respectively. Cost of product sales as a percentage of product revenue was 62% for the three months ended April 30, 2002 compared to 64% for the same period last year. The decrease was primarily due to changes in product mix.

     Engineering cost of sales was $5,620 for the three months ended April 30, 2002 compared to $5,367 for the same period last year. The total cost of engineering sales as a percentage of engineering revenue increased to 94% for the three months ended April 30, 2002 from 78% for the three months ended April 30, 2001. This percentage increase was primarily attributable to the unanticipated costs associated with the development of leading edge, high precision health and security imaging systems.

     Research and Development expenses were $9,643 for the quarter ended April 30, 2002, or 13% of total revenue, as compared to $10,641 for the same period the prior year, or 12% of total revenue. The decrease of $998 was mostly attributable to terminated activities associated with Anatel.

     Selling and marketing expenses were $8,200 for the three months ended April 30, 2002, or 11% of total revenue, as compared to $8,813, or 10% of total revenue for the same period last year. The decrease of $613 was primarily due to the cost containment efforts that had been put in place across the Company.

     General and administrative expenses were $6,905, or 9% of total revenue, for the three months ended April 30, 2002, as compared to $7,909, or 9% of total revenue, for the same period last year. The decrease of $1,004 was primarily due to the Company's on going cost reduction and containment initiatives, including staff reductions and a reduction in discretionary expenditures.

     Interest income net of interest expense was $913 for the three months ended April 30, 2002, as compared with $1,314 for the same period last year. The decrease of $401 was primarily the result of lower interest rates on short term investments.

     The Company recorded a loss of $688 related to equity in unconsolidated affiliates for the three months ended April 30, 2002, versus a gain of $1,331 for the same period last year. The equity loss for the three months ended April 30, 2002 in unconsolidated affiliates consisted of a loss of $1,308 in SAHCO and a loss of $76 related to its share of loss in CardioWorks (Note 3), partially offset by a gain of $410 for its share of profit in Enhanced Ct Technology LLC and a gain of $286 for its share of profit in Cedara Software Corporation, in which the Company acquired a 19% interest in September 2001. For the three months ended April 30, 2001 the Company reported a gain of $525 for its share of profit in Enhanced CT Technology LLC and a gain of $825 related to its share of profit in SAHCO, resulted primarily from a gain of $810 for the sale of 5.4% equity interest in SAHCO to a group of investors.

     The effective tax rate for the nine months ended April 30, 2002 was 48%. This rate represents the actual effective rate for that period. The effective tax rate was calculated using this methodology, as opposed to a methodology that anticipates the effective tax rate based upon estimated annual operating results, because insignificant changes in estimated operating results for the balance of the year will have a dramatic impact on the effective tax rate. The tax rate of 48% represents the results of the benefit derived from the net operating loss carry back and the benefit of tax free interest income along with the extra territorial income exclusion. As a result, the tax benefit amount for the three months ended April 30, 2002 reflects the cumulative effect of the change in the effective rate. For the three months ended April 30, 2001 the effective tax rate was 29%, which reflected the benefit of tax exempt interest and the utilization of the Foreign Sales Corporations.

     Net income for the third quarter ended April 30, 2002 was $2,747 or $0.21 per basic and diluted share as compared with net income of $4,856 or $0.37 per basic and per diluted share for the same period last year. The decrease in net income over the prior year was primarily the result of decreased revenue in the semi-conductor industry, the effect of the recession in several of the business units, and the equity loss in SAHCO.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated by operations in the nine months of fiscal 2002 was $51,899 compared to $7,381 during the same period of the prior year. Although the company generated a net loss of $3,018 for the nine months of fiscal 2002, when the asset impairment charge of $8,883 and other recurring non-cash adjustments are added back to the net loss, operating cash of $51,899 was generated. This is primarily due to the $30,000 advance received for the purchase of certain long-lead-time components as part of the Company's EXACT(TM) order, and a decrease in accounts receivable. Net cash used in investment activities was $16,438 in the nine months of fiscal 2002, primarily due to the Company's investment in Cedara of $7,500, the Company's investment in CardioWorks of $2,000, and $18,332 used for additions to property, plant and equipment, partially offset by return on investment from an affiliated company and maturities of marketable securities. The increase in property, plant and equipment was primarily for the construction of a new facility by the Company's Danish subsidiary, B-K Medical. Net cash used from financing activities of $2,741 was mostly due to dividends paid to shareholders and payment of debt.

     The Company's balance sheet reflects a current ratio of 3.8 to 1 at April 30, 2002 and 6.1 to 1 at July 31, 2001. Liquidity is sustained principally through funds provided from operations, with short term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company's debt to equity ratio was .28 to 1 at April 30, 2002 and .17 to 1 at July 31, 2001. The current ratio decrease and the debt to equity ratio increase was mostly attributable to funding received as part of the open-ended order for the Company's EXACT(TM) Systems (Note 12). Management does not anticipate any difficulties in financing operations at anticipated levels for the foreseeable future.

     During the nine months of fiscal 2002, the Company received a $20,000 revolving line of credit from its principal bank. Of this amount a $6,300 letter of credit was used to guarantee a debt owed by Cedara to its bank lender. The Company has approximately $30,000 in revolving lines of credit.

     The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2002 due to the short maturities of these instruments.

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

     Accounts and notes receivable decreased by $12,901 during the nine months ended April 30, 2002, primarily due to an increase in collection activities and a decrease in revenue.

     Inventory increased $5,817, before the asset impairment charges of $4,157, during the nine months ended April 30, 2002, primarily due to an increase in raw material purchases associated with the Company's Explosive Assessment Computed Tomography (EXACT(TM)) Systems business.

     Deferred revenue increased $31, 479 during the nine months ended April 30, 2002, mainly due to an advance of $30,000 for the purchase of certain long-lead-time components for the next release of the open-ended order the Company received. (Note 12)

     Our contractual obligations at April 30, 2002, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

                                                   LESS THAN                            AFTER
                                          TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                         -------   ---------   ---------   ---------   -------
Long-term debt.........................  $ 4,650    $  224      $  769       $497      $3,160
Capital lease obligations..............      725       306         419
Operating leases.......................    6,697     2,581       4,053        314
                                         -------    ------      ------       ----      ------
                                         $12,072    $3,111      $5,241       $811      $3,160
                                         =======    ======      ======       ====      ======

FORWARD LOOKING STATEMENTS

     This report on Form 10-Q contains statements, which to the extent that they are not recitation of historical facts, constitute "forward looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties and actual events and results may differ significantly from those indicated in any forward looking statements.

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

     We believe that our future success will depend upon our ability to provide research and product development and manufacturing services that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design and manufacturing a processes in a cost-effective and timely manner. As a result, we continually evaluate the advantages and feasibility of new product design and manufacturing processes. We cannot, however, assure you that our development efforts will be successful.

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


                                               ANALOGIC CORPORATION
                                               Registrant

Date: June 12, 2002                            /s/ BERNARD M. GORDON
                                               ----------------------------------------------
                                               Bernard M. Gordon
                                               Chairman of the Board of
                                               Directors and Executive Chairman

Date: June 12, 2002                            /s/ JOHN J. MILLERICK
                                               ----------------------------------------------
                                               John J. Millerick
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Treasurer (Principal Financial
                                               and Accounting Officer)