Form 10-K
period 2002-07-31
ANALOGIC CORP
filed 2002-10-25
CIK 6284

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



             FOR THE FISCAL YEAR ENDED: JULY 31, 2002




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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the registrant at August 31, 2002 was approximately $389,375,000.

     Number of shares of Common Stock outstanding at August 31, 2002: 13,272,873

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

(A) DEVELOPMENTS DURING FISCAL 2002

     Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as "Analogic" or the "Company") for the fiscal year ended July 31, 2002, were $313.6 million as compared to $360.6 million for fiscal 2001, a decrease of 13%. Net income for fiscal 2002 was $3.3 million, or $.25 per diluted share as compared to $15.2 million or $1.17 per diluted share for fiscal 2001. Net income for fiscal 2002 includes pre-tax write-downs of $3.6 million of certain assets of Anatel Communications Corporation, a wholly owned subsidiary, and $5.3 million of certain assets related to the Company's semi-conductor test equipment related business.

     The Company's Danish subsidiary B-K Medical Systems A/S (B-K) completed the construction of a new 132,000 square foot facility in Herlev, north of Copenhagen, for the manufacture of specialized diagnostic ultrasound equipment at a cost of approximately $15.5 million. The new facility hosts manufacturing, research and development, service, marketing, sales and administrative functions. The new facility was financed by internally generated cash.

     In September 2001, the Company acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in return for an equity investment of $7.5 million and other considerations. Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufacturers (OEMs) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields as Computed Tomography
(CT) and Magnetic Resonance Imaging (MRI). Analogic has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic's principal bank for approximately $6.3 million. Subsequent to July 31, 2002, Analogic agreed to increase the credit facility from approximately $6.3 million to $9.5 million based upon Cedara's funding requirements. Analogic has two of the seats on Cedara's seven person board of directors. As part of the Company's original investment agreement, Cedara agreed to grant the Company preemptive rights whereby it has the right to maintain a 19% equity interest in the event of certain future issuances of stock by Cedara. On May 3, 2002 the Company acquired an additional 580,641 shares of common stock of Cedara for approximately $.9 million to maintain the Company's equity interest at 19%.

     During the first quarter of fiscal 2002, the Company's subsidiary, Camtronics Medical Systems, Ltd entered into an agreement to purchase a 15% interest in CardioWorks, Inc. for $2.0 million. CardioWorks specializes in developing knowledge databases for electronic medical records. Camtronics plans to integrate CardioWorks knowledge database in a digital charting product to be offered as part of the Company's VERICIS(TM) product line. In connection with the execution of this agreement, the Company recorded $1.9 million as an investment and $.1 million as intangible assets related to intellectual property.

     The Company announced in April 2002 that it had entered into an agreement to supply up to 1,000 of its Explosive Assessment Computed Tomography ("EXACT") Systems to L-3 Communications' Security and Detection System division ("L-3"). The EXACT is the "heart" of L-3's Examiner 3DX6000 certified Explosive Detection System (EDS) that is being purchased by the United States Transportation Security Administration (TSA) and installed at major airports across the United States. This agreement has the potential value to the Company of approximately $500 million, including spare parts, associated services, and infrastructure enhancements.

     During the third and fourth quarters of fiscal 2002, L-3 placed a firm purchase order for 180 systems of which the Company shipped 54 systems. During fiscal 2002, L-3 also provided the Company with $20.7 million for ramp-up funding and $50.6 million for the purchase of long-lead-time inventory components. During the first quarter of fiscal 2003, the Company received firm orders from L-3 for 245 additional systems. These orders brought the total number of systems that had been ordered by L-3 for delivery to the TSA to 425. The Company expects to be able to ship all 425 EXACT systems by December 31, 2002. In addition, the

Company received an order to purchase long-lead-time components for an additional 17 EXACT systems from L-3. The Company will commence the manufacture of these systems as soon as it receives an order from L-3.

     Although the Company expects that it will receive additional orders for systems from L-3 for the TSA after December 31, 2002, it cannot reasonably predict when and how many systems will be ordered.

     Upon receipt of the ramp-up funding, the Company, to significantly increase its capacity to satisfy the needs of L-3 and the TSA, leased a 200,000 square foot building in Haverhill, Massachusetts. The new facility was designed and made ready for production in under four months and was largely paid for with the ramp-up funds. In late July 2002, production of these systems was transferred from the Company's Peabody facility to this new, state-of-the-art Computed Tomography (CT) facility in Haverhill. This facility was designed specifically for the manufacture, repair, and refurbishment of security imaging equipment.

     In September 2002, the remaining $1.3 million of ramp-up funds were received from L-3 bringing the total amount received to $22 million. In addition to the $22 million of ramp-up funds already provided by L-3 on behalf of the TSA, the Company anticipates spending an additional $6 million for manufacturing and office equipment to meet the production and volume requirements of the agreement.

     In July 2002, the Company and Philips Medical Systems (Philips) agreed to a major new business pact. The Company had been the sole supplier of mid-range Computed Tomography (CT) systems to Philips. In July 2001, however, Philips acquired Marconi Medical Systems, which supplies CT systems as well as other medical imaging equipment. In light of that acquisition, Philips and Analogic agreed to renegotiate the existing CT contract and develop a new agreement to continue a long and valued business relationship. The two companies have signed a multi-year, multi-million dollar agreement whereby Analogic will provide Philips with advanced engineering and manufacturing services for the development and manufacture of new and innovative subassemblies and components. Analogic will also continue to supply data acquisition systems, spare parts and engineering services for the Analogic-supplied CT systems that Philips has installed around the world. In addition, Analogic, now designated as a preferred supplier to Philips, will continue to supply a growing range of patient monitoring equipment.

     In February 2002, Mr. Thomas J. Miller, President and Chief Executive Officer resigned from the Company. Mr. Bernard M. Gordon, Founder and Chairman of the Board, has assumed the position of President and Chief Executive Officer until a successor is selected.

     Analogic was incorporated in the Commonwealth of Massachusetts in November 1967.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

     The Company's operations are primarily within three segments within the electronics industry: Medical Instrumentation Technology Products, Security Imaging Technology Products and Signal Processing Technology Products. These operations encompass the design, manufacture and sale of high technology, high-performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for sale to the advanced health and security markets. See Note 16 of Notes to Consolidated Financial Statements for more information regarding the Company's segments.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     Analogic is a leading custom designer and manufacturer of advanced health and security systems and subsystems sold to Original Equipment Manufacturers
(OEMs). The Company is recognized worldwide for advancing state-of-the-art technology in the areas of Computed Tomography (CT), Digital Radiography (DR), Ultrasound, Magnetic Resonance Imaging (MRI), Patient Monitoring, Cardiovascular Information Management, and Embedded Multiprocessing.

     Analogic conceives, designs, manufactures, and sells standard and customized high-precision data acquisition, signal and imaging processing based medical imaging and industrial systems and subsystems.

Analogic's principal customers are OEMs who incorporate Analogic's state-of-the art products into systems used in medical, industrial and scientific applications.

     Analogic has been a leader in the application of precision analog-to-digital (A/D) and digital-to-analog (D/A) conversion technology, which involves the conversion of continuously varying (i.e. "analog") electrical signals, such as those representing temperature, pressure, voltage, weight, velocity, ultrasound and x-ray intensity, into and from the numeric (or "digital") form required by computers, medical imaging equipment and other data processing equipment and in subsystems and systems based on such technology.

     In addition to their precision measurement capabilities, most of Analogic's products perform very high-speed complex calculations on the data being analyzed. Thus, Analogic's products are an integral part of the communications link between various analog sensors, detectors or transducers and the people or systems that interpret or utilize this information.

     Analogic's products may be divided into three segments as described below.

     Medical Instrumentation Technology Products, consisting primarily of electronic systems and subsystems for medical imaging equipment, accounted for approximately 80% of product and engineering revenue in fiscal 2002.

     Analogic's medical imaging data acquisition systems and related computing equipment are incorporated by North American, European and Asian manufacturers into advanced X-ray equipment known as Computed Tomography (CT) scanners. These scanners generate images of the internal anatomy, which are used primarily in diagnosing medical conditions. Analogic's data acquisition and signal processing systems have advanced CT scanner technology which substantially increases the resolution of the image, reduces the time necessary to acquire the image, and reduces the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D and D/A conversion equipment and complete data acquisition systems. The Company also manufactures complete mobile and other CT scanners incorporating proprietary technology.

     The Company manufactures electronics for a family of hard copy laser printers in single and multi-user configurations that address the diagnostic image market. These printers are used in hospitals world-wide to print diagnostic quality images on film from the electronic data collected by medical imaging equipment such as CT scanners and Magnetic Resonance Imaging (MRI) scanners. The Company also designs and manufactures for OEM customers advanced Radio Frequency (RF) amplifiers, gradient coil amplifiers and spectrometers for use in MRI equipment. These MRI scanners are used primarily to create diagnostic medical images.

     The Company manufactures fetal monitoring products for conversion and display of biomedical signals. These monitors are designed for use in antepartum applications and have the capability to measure, compute, display and print fetal heart rates, maternal contraction frequency and relative intensity to determine both maternal and fetal well-being.

     The Company also manufactures a lightweight, portable, multi-functional, custom patient monitoring instruments that acquire, calculate and display combinations of the five most common vital sign parameters: Electrocardiogram
(ECG), Respiration, Temperature, Non Invasive Blood Pressure (NIBP) and Pulse Oximetry (SpO2). These monitors are designed to be used in a variety of hospital settings such as emergency room, sub-acute units, general care and surgical centers where ease-of-use, portability, flexibility and costs are important considerations.

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

     B-K Medical Systems A/S, a 100% owned subsidiary, designs and manufactures ultrasound systems and probes for end user markets in urology, surgery, and radiology. Their scanners generate real-time images of the internal anatomy that are used for medical diagnosis and interventional procedures. B-K also manufactures key subsystems on an OEM basis for ultrasound equipment manufacturers.

     Camtronics, a 100% owned subsidiary, designs and manufactures multi-modality image and information management systems for cardiology. This system integrates all cardiac patient data into an enterprise-wide information system. The industry leader in cardiac workstation technology, Camtronics also designs and manufactures state-of-the-art digital imaging systems for cardiology and radiology.

     Anrad, a 100% owned subsidiary, designs and manufactures a state-of-the-art direct conversion series of amorphous selenium based, X-ray, flat panel detectors for diagnostic and interventional applications in mammography and other digital radiology applications.

     Security Imaging Technology Products, consisting of advanced explosive detection systems, accounted for 11% of fiscal 2002 product and engineering revenues. Analogic designs and manufactures the Explosive Assessment Computed Tomography ("EXACT") scanner.

     The EXACT is the world's first dual-energy, helical-cone-beam, 24-slice CT scanner. It is the only security detection system in the world capable of generating data for full three-dimensional (3D) images of every object contained within a piece of luggage. The EXACT is the "heart" of L-3 Communications' examiner 3DX6000, the first second-generation Explosive Detection System (EDS) certified by the Federal Aviation Administration (FAA). The examiner is being purchased by the government for installation at major U.S. airports to scan checked luggage.

     Analogic has designed and developed low cost "ARGUS" explosive detection systems to meet the needs of smaller regional airports.

     Analogic designs and manufactures a key digital front-end component, the Data Acquisition System (DAS), for two EDS systems manufactured by the only other supplier of FAA certified Explosive Detection Systems.

     Analogic is also designing a high-speed, low-cost carry-on baggage CT scanning system to detect explosives, drugs and other contraband, and EDS systems for building entrances, cruise ships, postal activity and freight.

     Signal Processing Technology Products, consisting of A/D converters and supporting modules, high-speed digital signal processors such as Array Processors, and image processing equipment, accounted for approximately 9% of fiscal 2002 product and engineering revenue.

     A/D converters convert continuously varying "analog" signals into the numerical "digital" form required by microprocessors and other data processing equipment. Analogic manufactures a wide variety of high-speed 14 and 16 bit low noise converters.

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

SOURCES OF RAW MATERIALS AND COMPONENTS

     In general, Analogic's products are composed of Company-designed proprietary integrated circuits, printed circuit boards, and precision resistor networks manufactured by Analogic and others in accordance with Analogic's specifications, as well as standard electronic integrated circuits, transistors, displays and other components. Most items procured are believed to be available from more than one source. However, it may be necessary, if a given component ceases to be available, for Analogic to modify its product design to adapt to a substitute component or to purchase new tooling to enable a new supplier to manufacture the component which would result in additional expense and/or delays in product sales. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, Analogic carries a substantial inventory of raw materials and components in an effort to assure its ability to make timely delivery to its customers.

PATENTS AND LICENSES

     The Company holds approximately 110 patents of varying duration issued in the United States, which cover technology developed by it. In many instances, the Company holds corresponding foreign patents. The Company regularly files domestic patent applications and, where appropriate, foreign patents applications as well as continuations to cover both new and improved methods, apparatus, processes, designs and products. At present, approximately 275 U.S. and foreign patents applications are pending.

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

WORKING CAPITAL MATTERS

     The Company does not carry a substantial inventory of finished goods but does carry a substantial inventory of raw material components and work-in-process to enable it to meet its customers' delivery requirements. (See
Note 5 of Notes to Consolidated Financial Statements.)

MATERIAL CUSTOMERS

     The Company's three largest customers in fiscal 2002, each of which is a significant and valued customer, were Philips, General Electric and L-3 Communications, which accounted for approximately 17.7%, 12.0%, and 9.3%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect upon the Company's business. During fiscal 2002, the Company renegotiated its existing agreement with Philips and entered into a major supply agreement with L-3 Communications. (See Part I
Item 1(a) for more detail information).

BACKLOG

     The backlog of firm orders at July 31, 2002 was approximately $104.6 million compared with approximately $74.8 million at July 31, 2001. This increase is principally due to orders the Company received for its EXACT Systems. Many of the orders in the Company's backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 2002 backlog during fiscal 2003.

GOVERNMENT CONTRACTS

     The amount of the Company's business that may be subject to renegotiation of profits at the election of the Government is insignificant.

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

     Company funds expended for R&D amounted to $39.1 million in fiscal 2002, $39.6 million in fiscal 2001, and $36.5 million in fiscal 2000. Analogic intends to continue its emphasis on new product development. As of July 31, 2002, Analogic had approximately 475 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians, engaged in research and product development activities. These individuals, in conjunction with the Company's salespeople, also devote a portion of their time assisting customers in utilizing the Company's products, developing new uses for these products, and anticipating customer requirements for new products.

     During fiscal 2002, the Company capitalized $2.4 million of computer software testing and coding costs incurred after technological feasibility was established. These costs are amortized on a straight-line method over the estimated economic life of the related products, generally three years, and are included in product cost of sales.

ENVIRONMENT

     Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings or competitive position.

EMPLOYEES

     As of July 31, 2002, the Company had approximately 1,860 employees.

FINANCIAL INFORMATION ABOUT SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT REVENUE

     The Company's operations are primarily within three segments within the electronics industry: Medical Instrumentation Technology Products, Security Imaging Technology Products and Signal Processing Technology Products. These operations encompass design, manufacture and sale of high technology, high-performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for sale to the advanced health and security markets. See Note 16 of Notes to Consolidated Financial Statements for more information regarding the Company's segments.

     Domestic and foreign revenues were $278.9 million and $34.7 million respectively for fiscal 2002 compared to $ 330.5 million and $30.0 million in fiscal 2001 and $260.6 million and $31.0 million in fiscal 2000.

     Export revenue, from sales of products and engineering services from the United States to companies in Europe and Asia, amounted to approximately $99.4 million (33% of product and engineering revenue) in fiscal 2002 as compared to approximately $110.6 million (32%) in fiscal 2001, and approximately $93.9 million (34%) in fiscal 2000. Management believes that the Company's export revenue is at least as profitable as its domestic revenue. The Company's export revenue is denominated in U.S. dollars.

     Management does not believe the Company's foreign and export revenue is subject to significantly greater risks than its domestic revenue.

ITEM 2. PROPERTIES

     Analogic's principal executive offices and major manufacturing facility are located in Peabody, Massachusetts on land owned by the Company. This facility consists of approximately 404,000 square feet of manufacturing, engineering, and office space. The Company owns approximately 65 acres of land at this location, which can accommodate future expansion as required. The Company uses approximately 7 1/2 acres of this land for the Peabody Marriott Hotel, which is owned by a wholly owned subsidiary of the Company and managed by the Marriott Corporation.

     The Company and its subsidiaries own and lease various other office, manufacturing, engineering and sales facilities in both the United States and abroad. The Company believes that its existing facilities are generally adequate to meet its current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

     See Item 13 of this Report and Note 9 of Notes to Consolidated Financial Statements for further information concerning certain leases.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject of the nature required to be described in this Item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock trades on the Nasdaq Stock Market under the symbol: ALOG. The following table sets forth the range of high and low prices for the Common Stock, as reported by Nasdaq during the quarterly periods indicated:

FISCAL YEAR                                                    HIGH     LOW
-----------                                                   ------   ------
2002
  First Quarter.............................................  $44.61   $33.50
  Second Quarter............................................   44.25    33.40
  Third Quarter.............................................   56.50    36.73
  Fourth Quarter............................................   51.50    37.02
2001
  First Quarter.............................................  $44.75   $33.13
  Second Quarter............................................   47.88    33.88
  Third Quarter.............................................   49.10    37.75
  Fourth Quarter............................................   50.00    37.43

     As of August 31, 2002, there were approximately 909 holders of record of the Common Stock.

     Dividends of $.07 per share were declared for each of the first three quarters and $.08 per share for the fourth quarter of fiscal 2002. Dividends of $.07 per share were declared for each of the quarters of fiscal 2001. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEAR ENDED JULY 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net revenue.......................  $313,564   $360,576   $291,581   $272,960   $288,598
Total cost of sales(A)..................   212,055    239,136    184,569    164,807    174,388
Gross margin............................   101,509    121,440    107,012    108,153    114,210
Income from operations..................         3     15,907     16,797     23,567     34,299
Net income..............................     3,330     15,231     14,066     19,185     23,771
Net income per common share:
  Basic.................................  $   0.25   $   1.18   $   1.10   $   1.51   $   1.88
  Diluted...............................      0.25       1.17       1.09       1.50       1.86
Cash dividends declared per common
  share.................................  $   0.29   $   0.28   $   0.28   $   0.27   $   0.23
Weighted-average shares:
  Basic.................................    13,129     12,950     12,817     12,683     12,614
  Diluted...............................    13,194     13,055     12,883     12,791     12,793
Cash, cash equivalents, and marketable
  securities............................  $181,789   $122,912   $116,374   $124,202   $121,800
Working capital.........................   213,529    224,499    212,977    205,872    200,718
Total assets............................   423,907    352,519    333,201    312,699    301,053
Long-term liabilities...................     7,313      8,531      8,158      7,663     10,848
Stockholders' equity....................   305,095    300,137    277,761    265,635    249,817

---------------

(A) The Company recorded asset impairment losses on a pre-tax basis of $8,883 in the first quarter of fiscal 2002 related to Anatel, the Company's telecommunications subsidiary, and certain old and unprofitable product lines within its semi-conductor test equipment business. The Company recorded asset impairment losses on a pre-tax basis of $3,200 in the fourth quarter of fiscal 2001 related to Anatel. These charges have been recorded in the cost of sales section of the Company's Consolidated Statements of Income for fiscal years 2002 and 2001. (See Note 6 of Notes to Consolidated Financial Statements)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion provides an analysis of Analogic Corporation's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of Analogic Corporation to differ from the projected results. See "Business Environment and Risk Factors" on page 17.

CRITICAL ACCOUNTING POLICIES

     The U. S. Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

 REVENUE RECOGNITION

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware and software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. Revenue related to the hotel operations is recognized as services are performed.

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

 CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer's current creditworthiness. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collections issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated in a relatively few number of customers, a significant change in liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivables and future operating results.

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

RESULTS OF OPERATIONS

 FISCAL 2002 COMPARED TO FISCAL 2001

     Product revenue for fiscal 2002 was $277.5 million as compared with $320.1 million in fiscal 2001, a decrease of $42.6 million or 13%. The decrease was primarily due to a reduction in the sale of Medical Instrumentation Technology Products of $32.0 million or 13%, attributed to lower demand for the Company's cardiovascular, patient monitoring systems and medical imaging equipment; and a decrease in the sale for its Signal Processing Technology Products of $40.7 million, or 60%, due primarily to the decline in the demand for its semi-conductor Automatic Test Equipment (ATE) boards. These reductions in product revenue were offset by an increase in sales of Security Imaging Technology Products of $30.0 million, from $1.5 million sales in the prior year, due to shipments of the Company's EXACT systems, spare parts and components.

     Engineering revenue for fiscal 2002 was $26.5 million compared to $27.7 million in fiscal 2001, a decrease of 4%. The change was primarily due to a decrease in the demand for these services.

     Other revenues of $9.6 million and $12.8 million for fiscal 2002 and 2001, respectively, represent revenue from the Company's Hotel operation. The decrease in revenues is mostly attributable to the current economic decline in the travel and lodging industries.

     Product cost of sales was $174.8 million in fiscal 2002 compared to $206.4 million in fiscal 2001. Product cost of sales as a percentage of product revenue was 63% in fiscal 2002, compared to 64% in fiscal 2001. The percentage decrease of product cost of sales was primarily due to product mix.

     Engineering cost of sales was $23.2 million in fiscal 2002 and fiscal 2001. Engineering cost of sales as a percentage of engineering revenue increased to 88% in fiscal 2002 from 84% in fiscal 2001. This percentage increase was primarily attributable to the unanticipated costs associated with the development of health and security imaging systems on contracted projects.

     Other costs of sales were $5.2 million and $6.4 million from the Company's Hotel operation for fiscal 2002 and 2001, respectively.

     During fiscal year 2002, the Company recorded asset impairment charges totaling $8.9 million on a pre-tax basis. As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic decided to terminate activities related to Anatel, the Company's wholly-owned telecommunications subsidiary. The Company recorded a pre-tax charge of $1.9 million related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $.6 million related to obsolete inventory, as well as a pre-tax charge of $1.1 million related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. During fiscal 2001, the Company made the decision to reorganize Anatel and focus on a limited number of products. In connection with this decision, the Company recognized asset impairment charges of $3.2 million in fiscal 2001 attributable to certain assets of Anatel. The Company also decided to discontinue the sales of certain of its older and unprofitable product lines within its semi-conductor test equipment business in order to focus its resources on potential growth areas within this business. As a result, the Company recorded a pre-tax charge of $.9 million in fiscal 2002 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3.6 million related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $.8 million related to capitalized software, were recorded in fiscal 2002 as those assets were deemed to be unrecoverable. The Company also incurred immaterial costs related to involuntary terminations and other related activities. The entire amount of each charge has been recorded within the cost of sales section of the Company's Consolidated Statements of Income. The inventory reserve established in fiscal year 2002 and in fiscal year 2001, as part of the activities noted above, totaled $5.7 million. A total of $1.3 million of this inventory was scrapped and charged to the reserve during fiscal 2002.

     Research and development expenses were $39.1 million in fiscal 2002, or 12% of total revenue, compared to $39.6 million or 11% of total revenue in fiscal 2001. Research and development expenses remained unchanged in fiscal 2002 even though revenue decreased for the period, as the Company continues the development of health and security imaging systems.

     Selling and marketing expenses were $33.1 million in both fiscal 2002 and 2001. Although selling and marketing expenses remained unchanged while revenue declined, the Company continues to expand its activities in the end user market primarily through the Company's subsidiaries Camtronics and B-K Medical. The percentage of selling and marketing expenses to total revenue increased to 11% in fiscal 2002 from 9% in fiscal 2001, due to lower revenue for the period.

     General and administrative expenses were $29.3 million in fiscal 2002, compared to $32.8 million in fiscal 2001. The decrease of $3.5 million was primarily due to the Company's cost reduction and containment initiatives, including reductions in staff and discretionary expenditures. As a percentage of total revenues, general and administrative expenses were 9% in both fiscal 2002 and 2001.

     Computer software costs of $2.4 million and $3.6 million were capitalized in fiscal 2002 and 2001, respectively. Amortization of capitalized software costs amounted to $1.8 million and $1.6 million in fiscal 2002 and 2001, respectively, and is included in the product cost of sales.

     Interest income, net for fiscal 2002 was $4.1 million compared to $5.4 million for fiscal 2001. The decrease of $1.3 million was primarily the result of lower interest rates on short-term investments.

     The Company recorded income related to equity in unconsolidated affiliates of $.6 million in fiscal 2002 compared to income of $1.9 million in fiscal 2001. The decrease of $1.3 million was due to a loss recognized from its investment in Shenzen Anke High-Tech Co., Ltd in fiscal 2002.

     The effective tax rate for fiscal 2002 was 21% compared to 30% in fiscal 2001. The decrease was due primarily to the higher percentage impact related to the benefit realized from tax exempt interest on a lower dollar base of pretax income, when compared to 2001.

     Net income for fiscal 2002 was $3.3 million compared to $15.2 million in fiscal 2001. Net income for fiscal 2002 included an asset impairment pre-tax charge of $8.9 million related to the Company's telecommunications subsidiary Anatel, and certain assets of the Company's Test and Measurement Division. Net income in fiscal 2001 included an asset impairment pre-tax charge of $3.2 million related to Anatel. Basic earnings per share were $0.25 in fiscal 2002 compared to $1.18 for fiscal 2001. Diluted earnings per share were $0.25 in fiscal 2002 compared to $1.17 for fiscal 2001.

 FISCAL 2001 COMPARED TO FISCAL 2000

     Product revenue for fiscal 2001 was $320.1 million as compared with $255.3 million in fiscal 2000, an increase of $64.9 million or 25%. The increase was principally due to the increase in sales of Medical Instrumentation Technology Products of $61.6 million or 38%, which can be attributed to increased demand for fully featured mid-range Computed Tomography (CT) systems, digital radiography systems, patient monitors, and advanced cardiovascular information management systems, and an increase in sales of $12.5 million or 22%, in Signal Processing Technology Products due to demand for the Company's high frequency Automatic Test Equipment (ATE) boards and embedded multiprocessing equipment. This increase in product revenue was partially offset by a decrease in sales of Security Imaging Technology Products of $9.2 million or 86%, due to lower demand for its Explosive Assessment Computed Tomography (EXACT) systems.

     Engineering revenue for fiscal 2001 was $27.7 million compared to $23.3 million in fiscal 2000, an increase of 19%. The increase of $4.4 million was primarily due to an increase in funding for projects for developing imaging equipment.

     Other revenues of $12.8 million and $13.0 million represent revenue from the Company's Hotel operation for fiscal 2001 and 2000, respectively.

     Product cost of sales was $206.4 million in fiscal 2001 compared to $161.0 million in fiscal 2000. Product cost of sales as a percentage of product revenue was 64% in fiscal 2001, compared to 63% in fiscal 2000. The increase was primarily due to higher manufacturing costs and changes in product mix.

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

     Asset impairment charges of $3.2 million in fiscal 2001 relates to Anatel. The writedown of certain assets to their estimated net realizable value was related to the Voice over Internet Protocol business of Anatel. The estimated fair value of these assets was based on various methodologies, including a review of the business outlook for the telecommunications market and a comparison of current asset carrying value to projected undiscounted cash flow.

     R&D expenses were $39.6 million in fiscal 2001, or 11% of total revenue, compared to $36.5 million or 13% of total revenue in fiscal 2000. The increase of $3.1 million was due to research and development activities across all the Company's product lines. The decline in the percentage from 13% to 11% was due to higher revenue for the period.

     Selling and marketing expenses were $33.1 million in fiscal 2001 compared to $26.2 million in fiscal 2000, an increase of $6.9 million or 26%. The increase was primarily due to the Company's subsidiary, Camtronics, increasing its sales personnel and marketing programs and switching to selling products directly to the end users from its prior practice of selling through OEMs; $1.2 million of the increase was due to Sky Computer, a subsidiary, offering a more "total solution" sales package and the remaining increase of $2.0 million was primarily associated with additional selling and marketing efforts to support the Company's revenue growth. As a percentage of total revenues, selling expenses remained unchanged at 9%.

     General and administrative expenses were $32.8 million in fiscal 2001 compared to $27.5 million in fiscal 2000. As a percentage of total revenues, general and administrative expenses were 9% in both fiscal 2001 and 2000. The increase of $5.3 million was primarily due to higher personnel costs of $3.5 million and $1.8 million of other costs to support the Company's growth.

     Computer software costs of $3.6 million and $3.0 million were capitalized in fiscal 2001 and 2000, respectively. Amortization of capitalized software costs amounted to $1.6 million and $1.8 million in fiscal 2001 and 2000, respectively, and is included in product cost of sales.

     Interest income, net for fiscal 2001 was $5.4 million compared to $5.7 million for fiscal 2000. The decrease was primarily due to $0.3 million in interest income recorded in fiscal 2000 from a real estate tax abatement.

     The Company recorded net income from its equity in unconsolidated subsidiaries of $1.9 million in fiscal 2001 as compared to losses of $1.3 million in fiscal 2000. This improvement was mainly due to a reduction in the losses from its investment in Enhanced CT Technology LLC, from $2.2 million loss in fiscal 2000 to $1.8 million income in fiscal 2001; in addition the Company recognized a loss of $0.1 million in fiscal 2001 from its investment in Shenzhen Anke High-Tech Co., Ltd. as compared to a gain in fiscal 2000 of $0.9 million. (See Note 7 of Notes to Consolidated Financial Statements).

     Other expense was $0.6 million in fiscal 2001, compared with $0.2 million in fiscal 2000. The increase in other expense is mainly due to a write off of approximately $0.4 million which reflect the difference between the Company's investment cost and the current market value of the restricted securities the Company received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested.

     The effective tax rate decreased to 30% in fiscal 2001 as compared to 31% in fiscal 2000.

     Net income for fiscal 2001 was $15.2 million compared to $14.1 million for fiscal 2000. Net income for fiscal 2001 includes an asset impairment pre-tax charge of $3.2 million related to Anatel. Basic earnings per share were $1.18 compared to $1.10 for fiscal 2000. Diluted earnings per share were $1.17 compared to $1.09 for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and marketable securities totaled $181.8 million and $122.9 million at July 31, 2002 and 2001, respectively. The increase of $58.9 million is primarily due to $50.6 million of cash advance received for the purchase of long-lead-time components and $7.9 million remaining of ramp-up funds for infrastructure enhancements, as part of the EXACT agreement. Working capital was $213.5 million and $224.5 million at July 31, 2002 and 2001, respectively. The Company's balance sheet reflects a current ratio of 2.9 to 1 at July 31, 2002 compared to 6.1 to 1 at July 31, 2001. Excluding the cash impact from the EXACT agreement noted above, liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash.

     The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe.

     The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2002 due to the short maturities of these instruments.

     The Company maintains a bond investment portfolio of various issuers, types, and maturities. This portfolio is classified on the balance sheet as either cash and cash equivalents or marketable securities, depending on the lengths of time to maturity from original purchase. Cash equivalents include all highly liquid investments with maturities of three months or less from the time of purchase. Investments having maturities from the time of purchase in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. A rise in interest rates could have an adverse impact on the fair value of the Company's investment portfolio. The Company does not currently hedge these interest rate exposures.

     Cash flow provided from operations was $94.0 million in fiscal 2002, $27.5 million in fiscal 2001 and $14.9 million in fiscal 2000. The increase in cash flows from operations in fiscal 2002 over fiscal 2001 primarily resulted from an increase in advance payments and deferred revenues consisting primarily of a $50.6 million advance received for the purchase of certain long-lead-time components and $7.9 million of ramp-up monies remaining for infrastructure enhancements to ramp-up production and increase manufacturing capacity related to the Company's EXACT contract, a decrease in accounts receivable of $10.2 million due to increased collections efforts partially offset by an increase in inventory of $7.5 million primarily for raw materials. The increase in cash flow from operations in fiscal 2001 over 2000 was primarily due to the result of an increase in operating income, a decrease in working capital balances, and an increase in other non-cash items. The decrease in working capital balances were primarily due to an increase in trade receivables in fiscal 2001 related primarily to higher sales and a decrease in accounts payable.

     Net cash used in investing activities was $15.0 million in fiscal 2002, compared to $8.0 million in fiscal 2001, and $12.8 million in fiscal 2000. The increase in fiscal 2002 was primarily due to investments in Cedara of $8.4 million, the Company's investment in CardioWorks of $2.0 million, increased level of additions to property, plant and equipment primarily for the construction of a new facility by the Company's Danish subsidiary B-K Medical, which totaled $15.5 million, partially offset by return on investment from an affiliated company and maturities of marketable securities.

     Net cash used by financing activities was $3.1 million in fiscal 2002, $2.8 million in fiscal 2001 and $2.8 million in fiscal 2000, primarily from dividends paid to shareholders.

     The Company's contractual obligations at July 31, 2002, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

                                                  OPERATING LEASES
                        MORTGAGE     CAPITAL    ---------------------       OTHER
                       PAYABLE(1)   LEASES(1)   HAVERHILL(2)   OTHER    COMMITMENTS(3)    TOTAL
                       ----------   ---------   ------------   ------   --------------   -------
Fiscal Year Ended:
  2003...............    $  352       $363         $1,311      $1,402       $6,043       $ 9,471
  2004...............       352        150          1,644       1,117          416         3,679
  2005...............       352        150            917         669                      2,088
  2006...............       352         78                        431                        861
  2007...............       352                                   367                        719
  Thereafter.........     3,608                                                            3,608
                         ------       ----         ------      ------       ------       -------
     Total...........    $5,368       $741         $3,872      $3,986       $6,459       $20,426
                         ======       ====         ======      ======       ======       =======

---------------

(1) Mortgage and capital lease contractual obligations include both principal and associated interest costs.

(2) Lease costs associated with the Haverhill facility will be funded by ramp-up monies received by the Company in connection with the EXACT system order.

(3) Other commitments represent commitments to suppliers for the production of raw materials and inventory components related to the EXACT system order.

     The Company currently has approximately $30.0 million in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings in fiscal 2002 or in fiscal 2001. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender through a provision of a credit facility for approximately $6,300.

     The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next 12 months.

IMPACT OF INFLATION

     Overall, inflation has not had a material impact on the Company's operations during the past three fiscal years.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company has adopted SFAS No. 141 in the fiscal year ended July 31, 2002.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on August 1, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position and results from operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position and results from operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus the Company has adopted this requirement beginning August 1, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position and results from operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and, therefore, will be adopted by the Company on January 1, 2003. The adoption of this standard is not expected to have a material effect on the Company's financial position and results from operations.

BUSINESS ENVIRONMENT AND RISK FACTORS

  FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains statements, which, to the extent that they are not recitation of historical facts, constitute "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties and actual events and results may differ significantly from those indicated in any forward-looking statements as a result of a number of important factors, including those discussed below and elsewhere herein.

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

     We depend on a small number of customers for a large portion of our business, and changes in our customers' orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our net product and engineering revenue for our three largest customers in any of the last three fiscal years and the percentage of our total net sales to our ten largest customers in those years:

                                                               YEAR ENDED JULY 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Philips.....................................................   18%     22%     16%
General Electric............................................   12%     11%     10%
L-3 Communications..........................................    9%      1%      4%
Toshiba.....................................................    4%      7%      9%
Ten largest customers as a group............................   65%     62%     60%

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

ANALOGIC'S BUSINESS STRATEGY INVOLVES THE PURSUIT OF ACQUISITIONS OR BUSINESS COMBINATIONS, WHICH MAY BE DIFFICULT TO INTEGRATE, DISRUPT ITS BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

     As part of its business strategy, Analogic or its subsidiaries may consummate additional acquisitions or business combinations. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of Analogic's ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

     If Analogic is not successful in completing acquisitions that it may pursue in the future, Analogic may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for it. In addition, with future acquisitions, Analogic could use substantial portions of its available cash as consideration for these acquisitions.

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

     - foreign currency exposure

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

ONE STOCKHOLDER HAS A SUBSTANTIAL INTEREST IN ANALOGIC.

     As of August 31, 2002, the Bernard M. Gordon Charitable Remainder Unitrust owned approximately 31% of Analogic's outstanding Common Stock. Bernard M. Gordon, Chairman and Chief Executive Officer of Analogic, and Julian Soshnick, Vice President and General Counsel of Analogic, serve as trustees of this trust and have full power to vote or dispose of the shares held by the trust. The trust, based on its ownership interest in Analogic, has the ability to exert substantial influence over the actions of Analogic.

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

     The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company's cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale Total interest income, net for fiscal 2002 was $4,060. An interest rate change of 10% would not have a material impact to the fair value of the portfolio or to future earnings.

     The Company's three largest customers in fiscal 2002, each of which is a significant and valued customer, were Philips, General Electric and L-3 Communications, which accounted for approximately 17.7%, 12.0%, and 9.3%, respectively, of product and engineering revenue for the fiscal year ended July 31, 2002. Loss of any one of these customers would have a material adverse effect upon the Company's business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed under PART IV,
Item 15 in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the directors of the Company:

                                       DIRECTOR   EXPIRATION
NAME                             AGE    SINCE      OF TERM*      OTHER OFFICES HELD AT AUGUST 31, 2002
----                             ---   --------   ----------     -------------------------------------
Bernard M. Gordon..............  75      1969        2004      Chairman of the Board, Executive Chairman,
                                                               President and Chief Executive Officer
John A. Tarello................  71      1979        2004      --
M. Ross Brown..................  67      1984        2005      --
Edward F. Voboril..............  59      1990        2005      --
Gerald L. Wilson...............  63      1980        2004      --
Bruce W. Steinhauer............  69      1993        2003      --
Julian Soshnick................  70      2001        2003      Vice President, General Counsel and Clerk
Michael T. Modic...............  52      2001        2005      --

---------------

* The Board of Directors is divided into three classes, each having a three-year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

     The following table lists the executive officers of the Company:

                                                                                        DATE SINCE OFFICE
NAME                                   AGE                 OFFICE HELD                    HAS BEEN HELD
----                                   ---                 -----------                  -----------------
Bernard M. Gordon(1).................  75    Chairman of the Board, Executive                 1969
                                             Chairman, President and Chief Executive
                                             Officer
John J. Millerick....................  54    Senior Vice President, Chief Financial           2000
                                             Officer and Treasurer
Lothar Koob..........................  53    Executive Vice President                         2001
Julian Soshnick(2)...................  70    Vice President, General Counsel and              2001
                                             Clerk

---------------

(1) Mr. Gordon assumed the title of Chief Executive Officer in February 2002.

(2) Mr. Soshnick was reappointed Vice President, General Counsel and Clerk in October 2001.

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

     Bernard M. Gordon has been the Chairman of the Board of Directors of the Company since 1969 and was President from 1980 to 1995. Mr. Gordon assumed the title of Executive Chairman, President and Chief Executive Officer in February 2002. Mr. Gordon also is Chairman of the Board of Directors of the Lahey Clinic. Mr. Gordon is a director of Cedara Software Corporation.

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

     Edward F. Voboril has been President and CEO of Wilson Greatbatch Technologies of Clarence, New York since December 1990. He was elected Chairman of the Board of that company in 1997. Wilson Greatbatch Technologies is a developer and manufacturer of power sources, wet tantalum capacitors and precision engineered components and sub-assemblies used in implantable medical devices.

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

     Julian Soshnick joined the Company in October 1981 as General Counsel and served as a Vice President since July 1982 and Clerk since 1988 before retiring from these positions in January 2001 upon his election as a Director. Mr. Soshnick was reappointed Vice President, General Counsel and Clerk in October 2001.

     Dr. Michael T. Modic has been Chairman of the Division of Radiology at the Cleveland Clinic Foundation in Cleveland, Ohio since 1989 and has been on its Board of Governors since 2000. Dr. Modic also has been a Professor of Radiology at Ohio State University since 1993.

     Lothar Koob joined Analogic as Executive Vice President in January 2001. From 1998 to 2001 Mr. Koob was President of Humphrey Systems, a developer of ophthalmic diagnostic instrumentation and a subsidiary of Carl Zeiss, Inc. Prior to that time, Mr. Koob was employed by Siemens Medical Engineering Group, a supplier of healthcare services and medical device equipment, in various positions including General Manager of ultrasound business (1992 to 1998) and General Manager of the magnetic resonance business (1989 to 1992).

     John J. Millerick joined the Company as Senior Vice President, Chief Financial Officer and Treasurer in January 2000. Mr. Millerick was previously Senior Vice President and Chief Financial Officer of CalComp Technology Inc., a manufacturer of computer technology and peripherals, from 1996 to 1999. Prior to CalComp Technology Inc., Mr. Millerick was Vice President-Finance of the Personal Computer Unit from of Digital Equipment Corporation, a computer manufacturer, from 1994 to 1995. Before joining Digital Equipment Corporation, Mr. Millerick served in several management positions at Wang Laboratories, leaving as Vice President-Corporate Controller and Acting Chief Financial Officer. Mr. Millerick is a director of Cedara Software Corporation.

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Upon review of the forms and representations furnished to the Company pursuant to Item 405 of Regulation S-K, the Company is unaware of any "reporting person" (as defined in said Item 405) who failed to file on a timely basis a report required by Section 16(a) of the Securities Exchange Act of 1934 since the beginning of fiscal 2002.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain compensation information for each person who served as Chief Executive Officer during fiscal 2002 and each of the next four most highly compensated executive officers of the Company fiscal 2002 ("Named Officers") for services rendered in all capacities for the last three fiscal years.

                                                   ANNUAL COMPENSATION
                                       -------------------------------------------
                                                                      OTHER ANNUAL
NAME AND                               FISCAL                         COMPENSATION   TOTAL ANNUAL
PRINCIPAL POSITION                      YEAR     SALARY    BONUSES        (A)        COMPENSATION
------------------                     ------   --------   --------   ------------   ------------
Bernard M. Gordon....................   2002    $165,600   $     --     $     --       $165,600
  Chairman, President and Chief         2001     350,000     30,000       10,800        390,800
  Executive Officer                     2000     350,000     25,000        3,900        378,900
Thomas J. Miller, Jr.(1).............   2002     366,300         --           --        366,300
  President and Chief                   2001     400,000         --       10,800        410,800
  Executive Officer                     2000     350,000    200,000       24,500        574,500
John J. Millerick(2).................   2002     215,100         --           --        215,100
  Senior Vice President, Chief
     Financial                          2001     220,000     60,000       10,800        290,800
  Officer and Treasurer                 2000     114,000         --        2,700        116,700
Lothar Koob(3).......................   2002     206,000     50,000       44,900        300,900
  Executive Vice President              2001     155,000     50,000      122,500        327,500
                                        2000          --         --           --             --
Julian Soshnick(4)...................   2002     172,600         --           --        172,600
  Vice President, General Counsel       2001     203,600     25,000       10,800        239,400
  and Clerk                             2000     206,000     20,000        2,000        228,000

                                              LONG-TERM COMPENSATION AWARDS
                                       -------------------------------------------
                                        RESTRICTED                     ALL OTHER
NAME AND                               STOCK AWARDS   STOCK OPTIONS   COMPENSATION
PRINCIPAL POSITION                       (B) (C)           (D)            (E)
------------------                     ------------   -------------   ------------
Bernard M. Gordon....................   $       --           --          $   --
  Chairman, President and Chief                 --           --              --
  Executive Officer                             --           --           2,900
Thomas J. Miller, Jr.(1).............           --           --              --
  President and Chief                           --           --           7,400
  Executive Officer                      1,511,280           --              --
John J. Millerick(2).................           --           --             100
  Senior Vice President, Chief
     Financial                             726,250       10,000           7,300
  Officer and Treasurer                         --       20,000              --
Lothar Koob(3).......................           --           --              --
  Executive Vice President                 862,500       20,000           5,100
                                                --           --              --
Julian Soshnick(4)...................      417,300           --           1,400
  Vice President, General Counsel               --           --           4,300
  and Clerk                                     --           --           3,400

---------------

Notes to Compensation Table

(1) Mr. Miller joined the Company in October 1999 and resigned in February 2002.

(2) Mr. Millerick joined the Company in January 2000.

(3) Mr. Koob joined the Company in January 2001.

(4) Mr. Soshnick retired in January 2001 and returned to the Company as an officer in October 2001.

(A) Represents car allowances for all executive officers plus relocation assistance for Mr. Koob in fiscal 2002 and 2001 and for Mr. Miller in fiscal 2000.

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

(C) The following table reflects stock bonus awards for which transfer restrictions had not yet lapsed as of July 31, 2002.

                                                                       MARKET VALUE AT
                                                              SHARES    DATE OF GRANT
                                                              ------   ---------------
Lothar Koob.................................................  20,000      $862,500
John J. Millerick...........................................  20,000       726,250
Julian Soshnick.............................................  10,000       417,300

(D) Represents options granted pursuant to the Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended on October 12, 2000 and November 16, 2001.

(E)  Represents profit sharing distribution and 401(k) match.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     There were no stock options granted to the Named Officers in fiscal 2002.

STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information regarding stock options held by Named Officers as of July 31, 2002. No Named Officer exercised any stock options during fiscal 2002.

                                                         NUMBER OF               VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                    AT FISCAL YEAR END           AT FISCAL YEAR END(1)
                                                ---------------------------   ---------------------------
                                                EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                -----------   -------------   -----------   -------------
Bernard M. Gordon.............................        --             --              --             --
John J. Millerick.............................     5,000         25,000         $23,500        $70,500
Lothar Koob...................................        --         20,000              --             --
Julian Soshnick...............................        --             --              --             --
Thomas J. Miller..............................        --             --              --             --
Gene M. Bauer.................................        --             --              --             --

---------------

(1) The value of in-the-money options at year-end represents the aggregate difference between the option exercise price and the market value of the common stock at July 31, 2002. "In-the-money" options are options whose exercise price was less than $40.70, the closing price of the Common Stock at July 31, 2002.

COMPENSATION OF DIRECTORS

     Each Director who is not an employee of the Company is entitled to an annual fee of $10,000 plus a fee of $1,000 per meeting for each meeting of the Board or any Board Committee attended by him, together with reimbursement of travel expenses under certain circumstances.

     In June 1996, the Board of Directors adopted and the stockholders approved at the January 1997 Annual Meeting of Stockholders, the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Plan"). Pursuant to the 1997 Plan, options to purchase 50,000 shares of Common Stock may be granted only to directors of the Company or any subsidiary who are not employees of the Company or any subsidiary. The exercise price of options granted under the 1997 Plan is the fair market value of the Common Stock on the date of grant. The 1997 Plan provides each new non-employee Director who is elected to the Board shall be granted an option to acquire 5,000 shares, effective as of the date he or she is first elected to the Board. The 1997 Plan is administered by members of the Company's Board of Directors.

     Every four (4) years from the date on which a non-employee Director was last granted a non-employee Director option, that non-employee Director shall be granted an option to acquire 5,000 shares, effective as of the date of that fourth anniversary.

     Options granted under the 1997 Plan become exercisable in three equal annual installments on each of the first three anniversaries of the date of grant, and expire 10 years after the date of grant. There were no options granted under this plan in fiscal 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Company's Board of Directors during fiscal 2002 were Mr. Voboril, Dr. Wilson and Dr. Steinhauer. No executive officer of the Company has served as a director or member of the Compensation Committee of any other company whose executive officers serve as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as to all persons (including any "group", as defined in section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to have owned beneficially 5% or more of its Common Stock, as of August 31, 2002:

                                                         AMOUNT AND NATURE OF     PERCENT
NAME AND ADDRESS                                         BENEFICIAL OWNERSHIP     OF CLASS
----------------                                         --------------------     --------
Bernard M. Gordon Charitable...........................    4,124,292 shares(1)      31.1%(1)
Remainder Unitrust
  Bernard M. Gordon and
  Julian Soshnick, Trustees
  8 Centennial Drive
  Peabody, MA 01960
T. Rowe Price..........................................    1,606,150 shares(2)      12.1%(2)
  100 East Pratt Street
  Baltimore, MD 21202
Lord Abbett & Co. .....................................    1,051,855 shares(2)       7.9%(2)
  90 Hudson Street
  Jersey City, NJ 07302

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

(2) The Company has been advised informally by T. Rowe Price and Lord Abbett & Co. that in their capacity as investment advisors they may be deemed a beneficial owner on August 31, 2002, of 1,606,150 shares, or 12.1% of the Company's Common Stock and 1,051,855 shares, or 7.9% of the Company's Common Stock, respectively.

     The following table sets forth information as to ownership of the Company's Common Stock, by its Directors by each of its Named Officers and by all current executive officers as a group, as of August 31 2002:

                                                         AMOUNT AND NATURE OF       PERCENT
IDENTITY OF PERSON                                      BENEFICIAL OWNERSHIP(1)     OF CLASS
------------------                                      -----------------------     --------
Bernard M. Gordon.....................................     4,124,292 shares(2)        31.1%
John A. Tarello.......................................         8,334 shares(3)           *
M. Ross Brown.........................................         3,334 shares(3)           *
Edward F. Voboril.....................................         8,334 shares(3)           *
Gerald L. Wilson......................................         8,334 shares(3)           *
Bruce W. Steinhauer...................................         8,334 shares(3)           *
Julian Soshnick.......................................        10,000 shares(3)           *
Michael T. Modic......................................         1,667 shares(3)           *
Lothar Koob...........................................        20,005 shares(3)           *
John J. Millerick.....................................        25,000 shares(3)           *
All Directors and current executive officers as a
  group (10 persons)..................................     4,217,634 shares(3)        31.8%

---------------

 *  Represents less than 1% ownership

(1) The amounts shown are based upon information furnished by the individual directors and officers. Unless otherwise noted, the beneficial owners have sole voting and investment power with respect to the shares listed.

(2) Mr. Gordon serves as Trustee of the Bernard Gordon Charitable Remainder Unitrust (the "Trust") along with Julian Soshnick. The Trustees, acting by a majority, have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to the Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 8 Centennial Drive, Peabody, Massachusetts. The total shares reported above includes 12,900 shares owned by the Gordon Foundation

(3) These amounts include certain shares deemed beneficially owned under SEC Rule 13d-3(d)(1).

     The following table provides information about the shares of common stock authorized for issuance under the Company's equity compensation plans as of July 31, 2002:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                 (C)
                                                                                        NUMBER OF SECURITIES
                                                 (A)                                   REMAINING AVAILABLE FOR
                                         NUMBER OF SECURITIES           (B)             FUTURE ISSUANCE UNDER
                                          TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                             EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                                         OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                            WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN (A))
-------------                            --------------------   --------------------   -----------------------
Equity compensation plans approved by
  security holders.....................        803,360                 $37.39                 1,081,054(1)
                                               -------                 ------                 ---------
Equity compensation plans not approved
  by security holders..................              0                     NA                         0
                                               -------                 ------                 ---------
     Total.............................        803,360                 $37.39                 1,081,054(1)
                                               =======                 ======                 =========

---------------

(1) Consists of 537,278 shares issuable under the Company's Employee Stock Purchase Plan in connection with current and future offering periods under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Bernard M. Gordon owns a 48% interest and Mr. Bernard L. Friedman, the Company's former Vice Chairman of the Board (Mr. Friedman resigned on July 31,
1993), owns a 52% interest in a limited partnership (Audubon Realty), which owns the Danvers, Massachusetts facilities leased by the Company for a term which expired July 31, 2001. These facilities include a 50,000 square foot building completed in 1978; a 40,000 square foot addition to that building, completed in 1982; and an 80,000 square foot building which the Company moved into during 1980. The annual rent on the entire 170,000 square feet was increased from $1,219,000 to $1,346,000 effective March 1, 2001. A total of 155,000 square feet of the facilities were sublet to Siemens Medical Electronics, Inc. under two subleases for terms, which ended on December 1, 2000 and July 31, 2001, respectively. The Company has no further obligations to Audubon Realty in connection with the leased facilities in Danvers.

     Mr. Gordon owns a 48% interest and Mr. Friedman owns a 52% interest in a limited partnership which owns the facility located at 360 Audubon Road, Wakefield, Massachusetts, which is leased by the Company for a term expiring on July 31, 2003. This facility has been utilized by the Company for manufacturing and office space since May 1, 1981. The annual rent for this facility was increased from $357,000 to $398,000 effective May 1, 2002, and shall be adjusted as of May 1 every third year to reflect increases in the cost of living.

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

     The leases each incorporated periodic rent escalation clauses, based upon the Consumer Price Index. At the present time, the rent that the Company is paying under the Wakefield, Massachusetts lease reflects fair rental value for the property.

     See Note 9 of Notes to Consolidated Financial Statements for further information as to the leases.

ITEM 14.  CONTROLS AND PROCEDURES

     Not applicable.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PAGE
NUMBER
------
(a)1.   Financial Statements
        Report of Independent Accountants...........................      33
        Consolidated Balance Sheets at July 31, 2002 and 2001.......      34
        Consolidated Statements of Income for the years ended July
        31, 2002, 2001 and 2000.....................................      35
        Consolidated Statements of Stockholders' Equity for the
        years ended July 31, 2002, 2001 and 2000....................      36
        Consolidated Statements of Cash Flows for the years ended
        July 31, 2002, 2001 and 2000................................      37
        Notes to Consolidated Financial Statements..................   38-56
        Financial Statement Schedule II. -- Valuation and Qualifying
   2.   Accounts....................................................      57
        Other schedules have been omitted because they are not
        required, not applicable, or the required information is
        furnished in the consolidated statements or notes thereto
   3.   Exhibits -- See Index to Exhibits...........................   58-60
(b)     Report on Form 8-K
        No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANALOGIC CORPORATION

                                          By:     /s/ BERNARD M. GORDON
                                            ------------------------------------
                                                     Bernard M. Gordon
                                             Chairman of the Board of Directors

Date: October 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
              /s/ BERNARD M. GORDON                      Chairman of the Board of        October 25, 2002
    -----------------------------------------         Directors, Executive Chairman,
                Bernard M. Gordon                      President and Chief Executive
                                                       Officer (Principal Executive
                                                                 Officer)


                /s/ M. ROSS BROWN                                Director                October 25, 2002
    -----------------------------------------
                  M. Ross Brown


              /s/ JOHN J. MILLERICK                    Senior Vice President, Chief      October 25, 2002
    -----------------------------------------         Financial Officer and Treasurer
                John J. Millerick                        (Principal Financial and
                                                            Accounting Officer)


               /s/ MICHAEL T. MODIC                              Director                October 25, 2002
    -----------------------------------------
                 Michael T. Modic


               /s/ JULIAN SOSHNICK                   Director, Vice President, General   October 25, 2002
    -----------------------------------------                Counsel and Clerk
                 Julian Soshnick


             /s/ BRUCE W. STEINHAUER                             Director                October 25, 2002
    -----------------------------------------
               Bruce W. Steinhauer


               /s/ JOHN A. TARELLO                               Director                October 25, 2002
    -----------------------------------------
                 John A. Tarello


              /s/ EDWARD F. VOBORIL                              Director                October 25, 2002
    -----------------------------------------
                Edward F. Voboril


               /s/ GERALD L. WILSON                              Director                October 25, 2002
    -----------------------------------------
                 Gerald L. Wilson

                                 CERTIFICATIONS

     I, Bernard M. Gordon, certify that:

          1. I have reviewed this annual report on Form 10-K of Analogic Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                                 /s/ BERNARD M. GORDON
                                          --------------------------------------
                                                    Bernard M. Gordon
                                           Chairman of the Board of Directors,
                                            Executive Chairman, President and
                                            Chief Executive Officer (Principal
                                                    Executive Officer)

Date: October 25, 2002

     I, John J. Millerick, certify that:

          1. I have reviewed this annual report on Form 10-K of Analogic Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this annual report.

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

Date: October 25, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Analogic Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 30 present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 30, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
September 18, 2002

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   JULY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $123,168   $ 46,013
  Marketable securities, at market (Note 3).................    58,621     76,899
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $1,308 in 2002, and $1,268 in
     2001...................................................    57,027     65,937
  Accounts receivable from affiliates, net..................     4,092      2,350
  Inventories (Note 5)......................................    65,128     60,696
  Refundable and deferred income taxes (Note 12)............     9,023      9,045
  Other current assets......................................     7,969      7,410
                                                              --------   --------
     Total current assets...................................   325,028    268,350
Property, plant and equipment, net (Note 5).................    79,613     68,846
Investments in and advances to affiliated companies (Note
  7)........................................................     8,619      4,692
Capitalized software, net...................................     4,333      5,488
Other assets................................................     6,314      5,143
                                                              --------   --------
     Total Assets...........................................  $423,907   $352,519
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage and other notes payable (Note 8).................  $    226   $    369
  Obligations under capital leases (Note 9).................       314        275
  Accounts payable, trade...................................    24,731     15,378
  Accrued liabilities (Note 5)..............................    17,267     20,878
  Advance payments and deferred revenue (Notes 4, 5)........    66,474      5,305
  Accrued income taxes......................................     2,487      1,646
                                                              --------   --------
     Total current liabilities..............................   111,499     43,851
                                                              --------   --------
Long-term liabilities:
  Mortgage and other notes payable (Note 8).................     4,069      4,896
  Obligations under capital leases (Note 9).................       337        664
  Deferred revenue and other................................       745      1,135
  Deferred income taxes (Note 12)...........................     2,162      1,836
                                                              --------   --------
     Total long-term liabilities............................     7,313      8,531
                                                              --------   --------
Commitments (Note 9)
Stockholders' equity:
  Common stock, $.05 par; authorized 30,000,000 shares;
     issued 14,126,202 shares in 2002; 14,069,702 shares in
     2001...................................................       706        703
  Capital in excess of par value............................    39,379     37,857
  Retained earnings.........................................   277,074    277,450
  Accumulated other comprehensive income....................       458     (1,598)
  Treasury stock, at cost; 855,154 shares in 2002; 846,185
     shares in 2001.........................................    (8,313)    (9,035)
  Unearned compensation.....................................    (4,209)    (5,240)
                                                              --------   --------
     Total stockholders' equity.............................   305,095    300,137
                                                              --------   --------
     Total Liabilities and Stockholders' Equity.............  $423,907   $352,519
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED JULY 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue:
  Product...................................................   $277,502      $320,108      $255,250
  Engineering...............................................     26,499        27,706        23,293
  Other.....................................................      9,563        12,762        13,038
                                                               --------      --------      --------
Total net revenue...........................................    313,564       360,576       291,581
                                                               --------      --------      --------
Cost of sales:
  Product...................................................    174,769       206,383       160,953
  Engineering...............................................     23,209        23,199        17,413
  Other.....................................................      5,194         6,354         6,203
  Asset impairment charges (Note 6).........................      8,883         3,200
                                                               --------      --------      --------
Total cost of sales.........................................    212,055       239,136       184,569
                                                               --------      --------      --------
Gross margin................................................    101,509       121,440       107,012
                                                               --------      --------      --------
Operating expenses:
  Research and product development..........................     39,105        39,624        36,482
  Selling and marketing.....................................     33,148        33,113        26,207
  General and administrative................................     29,253        32,796        27,526
                                                               --------      --------      --------
                                                                101,506       105,533        90,215
                                                               --------      --------      --------
Income from operations......................................          3        15,907        16,797
                                                               --------      --------      --------
Other (income) expense:
  Interest income, net......................................     (4,060)       (5,402)       (5,737)
  Equity in unconsolidated affiliates.......................       (614)       (1,890)        1,286
  Other, net................................................        475           646           156
                                                               --------      --------      --------
                                                                 (4,199)       (6,646)       (4,295)
                                                               --------      --------      --------
Income before income taxes and minority interest............      4,202        22,553        21,092
Provision for income taxes (Note 12)........................        872         6,792         6,539
Minority interest...........................................                      530           487
                                                               --------      --------      --------
Net income..................................................   $  3,330      $ 15,231      $ 14,066
                                                               ========      ========      ========
Net income per common share: (Note 15)
  Basic.....................................................   $   0.25      $   1.18      $   1.10
  Diluted...................................................   $   0.25      $   1.17      $   1.09
Weighted-average shares outstanding: (Note 15)
  Basic.....................................................     13,129        12,950        12,817
  Diluted...................................................     13,194        13,055        12,883

   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JULY 31, 2002, 2001 AND 2000

                                        COMMON STOCK       CAPITAL IN      TREASURY STOCK
                                     -------------------   EXCESS OF    ---------------------     UNEARNED
                                       SHARES     AMOUNT   PAR VALUE      SHARES      AMOUNT    COMPENSATION
                                     ----------   ------   ----------   ----------   --------   ------------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, July 31, 1999.............  13,884,127    $694     $24,718     (1,169,070)  $(13,100)    $(1,305)
Shares issued for employee stock
 options, grants, and stock
 purchase plan, net of
 cancellations.....................      96,375       5       2,655         66,935      1,231      (2,120)
Tax benefit of disqualifying
 dispositions......................                             260
Amortization of unearned
 compensation......................                                                                   644
Dividends paid ($0.28 per share)...
Other..............................                              70
Comprehensive Income:
 Net income for the year...........
   Translation adjustments (net of
     tax of $1,265)................
   Unrealized marketable securities
     gains and losses (net of tax
     of $122)......................
 Total Comprehensive Income........
                                     ----------    ----     -------     ----------   --------     -------
Balance, July 31, 2000.............  13,980,502     699      27,703     (1,102,135)   (11,869)     (2,781)
Shares issued for employee stock
 options, grants, and stock
 purchase plan, net of
 cancellations.....................      89,200       4       4,557         65,695        802      (3,435)
Tax benefit of disqualifying
 dispositions......................                              86
Amortization of unearned
 compensation......................                                                                   976
Dividends paid ($0.28 per share)...
Shares issued to purchase minority
 interest in subsidiary............                           5,552        190,255      2,032
Adjustment to reporting period of
 equity investment.................
Other..............................                             (41)
Comprehensive Income:
 Net income for the year...........
   Translation adjustments (net of
     tax of $485)..................
   Unrealized marketable securities
     gains and losses(net of tax of
     $824).........................
 Total Comprehensive Income........
                                     ----------    ----     -------     ----------   --------     -------
Balance, July 31, 2001.............  14,069,702     703      37,857       (846,185)    (9,035)     (5,240)
Shares issued for employee stock
 options, grants, and stock
 purchase plan, net of
 cancellations.....................      56,500       3       1,065         (8,969)       722         (23)
Tax benefit of disqualifying
 dispositions......................                             457
Amortization of unearned
 compensation......................                                                                 1,054
Dividends paid ($0.28 per share)...
Comprehensive Income
 Net income for the year...........
   Translation adjustments(net of
     tax $1,162)...................
   Unrealized marketable securities
     gains and losses (net of tax
     of $181)......................
 Total Comprehensive Income........
                                     ----------    ----     -------     ----------   --------     -------
Balance, July 31, 2002.............  14,126,202    $706     $39,379       (855,154)  $ (8,313)    $(4,209)
                                     ==========    ====     =======     ==========   ========     =======

                                                 ACCUMULATED
                                                    OTHER           TOTAL
                                     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                     EARNINGS      INCOME          EQUITY
                                     --------   -------------   -------------
                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, July 31, 1999.............  $255,651      $(1,023)       $265,635
Shares issued for employee stock
 options, grants, and stock
 purchase plan, net of
 cancellations.....................                                  1,771
Tax benefit of disqualifying
 dispositions......................                                    260
Amortization of unearned
 compensation......................                                    644
Dividends paid ($0.28 per share)...    (3,590)                      (3,590)
Other..............................                                     70
Comprehensive Income:
 Net income for the year...........    14,066                       14,066
   Translation adjustments (net of
     tax of $1,265)................                   (309)           (309)
   Unrealized marketable securities
     gains and losses (net of tax
     of $122)......................                   (786)           (786)
                                                                  --------
 Total Comprehensive Income........                                 12,971
                                     --------      -------        --------
Balance, July 31, 2000.............   266,127       (2,118)        277,761
Shares issued for employee stock
 options, grants, and stock
 purchase plan, net of
 cancellations.....................                                  1,928
Tax benefit of disqualifying
 dispositions......................                                     86
Amortization of unearned
 compensation......................                                    976
Dividends paid ($0.28 per share)...    (3,626)                      (3,626)
Shares issued to purchase minority
 interest in subsidiary............                                  7,584
Adjustment to reporting period of
 equity investment.................      (282)                        (282)
Other..............................                                    (41)
Comprehensive Income:
 Net income for the year...........    15,231                       15,231
   Translation adjustments (net of
     tax of $485)..................                   (738)           (738)
   Unrealized marketable securities
     gains and losses(net of tax of
     $824).........................                  1,258           1,258
                                                                  --------
 Total Comprehensive Income........                                 15,751
                                     --------      -------        --------
Balance, July 31, 2001.............   277,450       (1,598)        300,137
Shares issued for employee stock
 options, grants, and stock
 purchase plan, net of
 cancellations.....................                                  1,767
Tax benefit of disqualifying
 dispositions......................                                    457
Amortization of unearned
 compensation......................                                  1,054
Dividends paid ($0.28 per share)...    (3,706)                      (3,706)
Comprehensive Income
 Net income for the year...........     3,330                        3,330
   Translation adjustments(net of
     tax $1,162)...................                  1,780           1,780
   Unrealized marketable securities
     gains and losses (net of tax
     of $181)......................                    276             276
                                                                  --------
 Total Comprehensive Income........                                  5,386
                                     --------      -------        --------
Balance, July 31, 2002.............  $277,074      $   458        $305,095
                                     ========      =======        ========

   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED JULY 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $  3,330   $ 15,231   $ 14,066
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred income taxes..................................      (825)    (1,181)    (2,562)
     Depreciation and amortization..........................    15,128     15,886     14,343
     Minority interest in net income of consolidated
       subsidiaries.........................................                  530        487
     Allowance for doubtful accounts........................        99        492         91
     Impairment of assets...................................     8,883      3,200
     Loss (gain) on sale of equipment.......................        86       (109)      (158)
     Equity (gain) loss in unconsolidated affiliates........      (614)    (1,890)     1,286
     Compensation from stock grants.........................     1,054        976        644
     Other than temporary decline in equity investments.....       142        487        110
     Net changes in operating assets and liabilities (Note
       14)..................................................    66,703     (6,117)   (13,382)
                                                              --------   --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................    93,986     27,505     14,925
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies.......   (10,373)               (2,805)
  Return of investment from affiliated company..............     2,302      1,696
  Additions to property, plant and equipment................   (23,316)   (18,591)   (13,789)
  Capitalized software......................................    (2,439)    (3,621)    (3,001)
  Proceeds from sale of property, plant and equipment.......        91        135        769
  Purchases of marketable securities........................                          (8,805)
  Maturities of marketable securities.......................    18,735     12,425     14,840
                                                              --------   --------   --------
  NET CASH USED BY INVESTING ACTIVITIES.....................   (15,000)    (7,956)   (12,791)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations............    (1,146)    (1,076)      (988)
  Issuance of stock pursuant to stock options and employee
     stock purchase plan....................................     1,767      1,928      1,771
  Dividends paid to shareholders............................    (3,706)    (3,626)    (3,590)
                                                              --------   --------   --------
  NET CASH USED BY FINANCING ACTIVITIES.....................    (3,085)    (2,774)    (2,807)
                                                              --------   --------   --------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH...................     1,254        106       (212)
                                                              --------   --------   --------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    77,155     16,881       (885)
                                                              --------   --------   --------
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............    46,013     29,132     30,017
                                                              --------   --------   --------
  CASH AND CASH EQUIVALENTS, END OF YEAR....................  $123,168   $ 46,013   $ 29,132
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

 BUSINESS OPERATIONS

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

Significant accounting policies are as follows:

(a) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Investments in companies in which ownership interests range from 19 to 50 percent and/or the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All intercompany accounts and transactions have been eliminated.

(b) BASIS OF PRESENTATION

     Certain prior years' financial statement items have been reclassified to conform to the current year's presentation and accounting principles generally accepted in the United States.

(c) INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include material, labor and manufacturing overhead costs.

(d) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for maintenance and repairs are charged to expense while the cost of significant improvements, which extend the life of the underlying asset, are capitalized.

     The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings...................................................       35 years
Property under capital lease................................  5 to 22 years
Manufacturing equipment.....................................   4 to 7 years
Furniture, fixtures and computer equipment..................   4 to 8 years
Leasehold and capital lease improvements....................  life of lease
Motor vehicles..............................................        3 years

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     Interest is capitalized in connection with the in-house construction of fixed assets. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life.

(e) REVENUE RECOGNITION

     Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware and software maintenance revenues are recognized over the life of the contracts. Service revenues are recognized at the time the services are rendered and the Company has no significant further obligations to the customer. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. Revenues related to the hotel operations are recognized as services are performed. Occasionally and at the request of customers, revenue is recognized on a bill and hold basis after completion of manufacture. All bill and hold transactions meet specified revenue recognition criteria which include normal billing, credit and payment terms, firm commitment and transfer to the customers of all risks and rewards of ownership. There were no bill and hold transactions in fiscal 2002. Accounts receivable related to bill and hold transactions were $1,151 and $1,806 at July 31, 2001, and 2000 respectively.

(f) CAPITALIZED SOFTWARE COSTS

     Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized. Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense was $1,772, $1,647 and $1,778 in fiscal 2002, 2001 and 2000, respectively and is included in product cost of sales. The unamortized balance of capitalized software was $4,333 and $5,488 at July 31, 2002 and 2001, respectively.

(g) WARRANTY COSTS

     The Company provides for estimated warranty costs as products are shipped.

(h) RESEARCH AND PRODUCT DEVELOPMENT COSTS

     Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects.

(i) INCOME TAXES

     The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of asset and liabilities for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.

     The Company does not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

(j) NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Dilutive common equivalent shares consists of stock options and restricted stock.

(k) CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. Cash equivalents amounted to approximately $122,000 and $46,000 at July 31, 2002 and 2001, respectively.

(l) CONCENTRATION OF RISK

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

     We depend on a small number of customers for a large portion of our business, and changes in our customers' orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. One export customer accounted for approximately $54,000 and $78,000 or 18% and 22% of total product and engineering revenue in fiscal 2002 and 2001, respectively. Of the total product and engineering revenue, one domestic customer accounted for approximately $37,000 in fiscal 2002 and 2001, or 12% and 10%, respectively. The Company's ten largest customers, including Philips, General Electric and L-3 Communications, accounted for approximately 65% of product and engineering revenue during fiscal 2002.

(m) MARKETABLE SECURITIES

     The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized marketable securities gains and losses are reflected as a net amount under the caption of accumulated other comprehensive income within the statement of stockholders' equity. Realized gains and losses are recorded within the statement of income under the caption other income or expenses. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

(n) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company has adopted SFAS No. 141 in the fiscal year ended July 31, 2002.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions

                     ANALOGIC CORPORATION AND SUBSIDIARIES
of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on August 1, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position and results from operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position and results from operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus the Company has adopted this requirement beginning August 1, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position and results from operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and, therefore, will be adopted by the Company on January 1, 2003. The adoption of this standard is not expected to have a material effect on the Company's financial position and results from operations.

(o) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. These estimates include reserves on accounts receivable, inventory and accruals of liabilities. Actual results could differ from those estimates.

(p) COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of stockholders' equity. Other comprehensive income consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

(q) STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-based Compensation," encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company has not adopted the fair value method of accounting for employee stock-based compensation, but instead complies with the pro forma disclosure requirements.

(r) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The fair values of marketable securities are estimated based on quoted market price for these securities.

(s) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets, primarily fixed assets, in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.

(t) TRANSLATION OF FOREIGN CURRENCIES

     The assets and liabilities of the Company's foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow) are included in operations in the period in which they occur.

2.  BUSINESS COMBINATIONS

     In July 2001, the Company's ownership of Camtronics Medical Systems, Ltd. (formerly Camtronics, Ltd.) increased from 81% to 100%, as a result of the Company acquiring all remaining outstanding shares of Camtronics common stock. The Company issued 190,255 shares of common stock from its treasury, for a value of $7,584, to acquire the remaining 19% of minority interest. The Company recorded a premium in excess of book value of $3,227, of which $1,240 was applied to property, plant and equipment, and $1,987 was applied to intangible assets (classified as other assets on the balance sheet) related to software and systems technology.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

3.  MARKETABLE SECURITIES

     Marketable securities are categorized as available-for-sale securities and summarized as follows:

                                                              GROSS UNREALIZED
                                                    ------------------------------------
                                                     COST      GAIN    LOSS   FAIR VALUE
                                                    -------   ------   ----   ----------
JULY 31, 2002
Debt securities issued by various state and local
  municipalities and agencies.....................  $56,390   $2,231   $--     $58,621
JULY 31, 2001
Debt securities issued by various state and local
  municipalities and agencies.....................  $75,125   $1,775   $(1)    $76,899

     The cost and estimated fair value of current debt securities at July 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                                         FAIR
                                                               COST      VALUE
                                                              -------   -------
Debt securities:
  Due in one year or less...................................  $15,350   $15,540
  Due after one year through five years.....................   41,040    43,081
                                                              -------   -------
     Total debt securities..................................  $56,390   $58,621
                                                              =======   =======

     There are no realized gains or losses on marketable securities as the Company has not sold any marketable securities during the periods presented and cost has approximated fair value at the maturity dates.

4.  EXPLOSIVE ASSESSMENT COMPUTED TOMOGRAPHY ("EXACT") SYSTEMS AGREEMENT:

     The Company announced in April 2002 that it had entered into an agreement to supply up to 1,000 of its EXACT Systems to L-3 Communications' Security and Detection System division ("L-3"). The EXACT is the core system of L-3's Examiner 3DX6000 certified Explosive Detection System (EDS) that is being purchased by the United States Transportation Security Administration (TSA) and installed at major airports across the United States.

     Under the terms of the EXACT contract with L-3, the Company recognizes product revenue upon shipment of EXACT systems and spare parts to L-3, at which time all revenue recognition criteria have been met. As of July 31, 2002, the Company has shipped 54 completed units and certain spare parts related to the contract.

     The Company recorded cash received from L-3 for the purchase of long-lead-time inventory components as advance payments within the liabilities section of the balance sheet. These payments are not recognized as revenue until the systems for which the inventory components relate to have been shipped. As of July 31, 2002, the Company had $50,550 recorded within advance payments related to long-lead purchases.

     The agreement also provides for the Company to receive $22,000 of ramp-up funds for the purpose of leasing and fitting up a facility and ensuring the availability of key critical raw material and inventory components form suppliers to meet the production and volume requirements of this contract. These costs incurred and assets purchased are fully reimbursed by L-3. Due to the conditions of the contract, the Company has not recorded any revenues, costs or assets related to these funds or ramp-up activity. All cash received for ramp-up activity is recorded within advance payments within the liability section of the balance

                     ANALOGIC CORPORATION AND SUBSIDIARIES
sheet and reduced as the cash is spent on these activities. As of July 31, 2002, the Company had a balance of $7,943 of unexpended funds recorded within advance payments related to ramp-up funds.

5.  BALANCE SHEET INFORMATION

     Additional information for certain balance sheet accounts is as follows for the years ended:

                                                                    JULY 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Inventories:
  Raw materials.............................................  $  34,753   $  35,660
  Work-in-process...........................................     19,882      15,642
  Finished goods............................................     10,493       9,394
                                                              ---------   ---------
                                                              $  65,128   $  60,696
                                                              =========   =========
Property, plant and equipment:
  Land and land improvements................................  $   6,503   $   4,253
  Buildings and improvements................................     58,735      43,385
  Property under capital lease..............................      1,503       1,503
  Leasehold and capital lease improvements..................      2,594       2,318
  Manufacturing equipment...................................     96,590      96,452
  Furniture, fixtures and computer equipment................     41,052      37,377
  Motor vehicles............................................        498         568
                                                              ---------   ---------
                                                                207,475     185,856
Less accumulated depreciation and amortization..............   (127,862)   (117,010)
                                                              ---------   ---------
                                                              $  79,613   $  68,846
                                                              =========   =========

     The increase in land and land improvements and building and improvements was primarily due to the construction of a new facility in Herlev, Denmark, by the Company's Danish subsidiary B-K Medical A/S.

     Depreciation expense was $14,380, $14,148 and $12,642 for fiscal years 2002, 2001 and 2000, respectively.

                                                                  JULY 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued Expenses:
  Accrued employee compensation and benefits................  $11,036   $14,617
  Accrued warranty..........................................    3,554     3,202
  Other.....................................................    2,677     3,059
                                                              -------   -------
                                                              $17,267   $20,878
                                                              =======   =======

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                                                                  JULY 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Advance payments and deferred revenue:
  Long-lead-time components.................................  $50,550   $    --
  Ramp-up funds.............................................    7,943        --
  Customer deposit..........................................    3,751       972
  Deferred revenue..........................................    4,230     4,333
                                                              -------   -------
                                                              $66,474   $ 5,305
                                                              =======   =======

6.  ASSET IMPAIRMENT CHARGES

     During fiscal year 2002, the Company recorded asset impairment charges totaling $8,883 on a pre-tax basis.

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

     The Company also decided to discontinue the sales of certain of its older and unprofitable product lines within its semi-conductor test equipment business in order to focus its resources on potential growth areas within this business. As a result, the Company recorded a pre-tax charge of $902 in fiscal 2002 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets' carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3,600 related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $803 million related to capitalized software, was recorded in fiscal 2002 as those assets were deemed to be unrecoverable. The Company also incurred immaterial costs related to involuntary terminations and other related activities.

     During fiscal 2001, the Company made the decision to reorganize Anatel and focus on a limited number of products. In connection with this decision, the Company recognized asset impairment charges on a pre-tax basis of $3,200 in fiscal 2001 attributable to certain assets of Anatel.

     The entire balance of each charge has been recorded within the cost of sales section of the Company's Consolidated Statements of Income. The inventory reserve established in fiscal year 2002 and in fiscal year 2001, as part of the activities noted above, totaled $5,657 million. A total of $1,284 million of this inventory was scrapped and charged to the reserve during fiscal 2002.

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

     In fiscal 2002, the Company acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in exchange for cash of $7,500 and other considerations. As part of the Company's investment agreement, Cedara agreed to grant the Company preemptive rights whereby it has the right to maintain a 19% equity interest in the event of certain future issuances of stock by Cedara. Cedara subsequently issued additional stock and on May 3, 2002 the Company acquired an additional 580,641 of common shares of Cedara for approximately $872 to maintain the Company's interest of approximately 19%. The Company recorded an investment of $3,341 and a premium in excess of book value of $5,031, which was

                     ANALOGIC CORPORATION AND SUBSIDIARIES
applied to intangible assets related to acquired technologies and is being amortized over the estimated useful life of five years. The Company accounts for this investment using the equity method of accounting because the Company has the ability to exercise significant influence over Cedara's operating and financial policies and has two of the seven seats on Cedara's board of directors. During fiscal 2002, the Company recorded a gain of $647 from its share of profit in Cedara, with a carrying value of this investment at July 31, 2002 of $3,987. The Company also recognized amortization of the intangible asset of $840 during fiscal 2002, with a carrying value of the intangible asset at July 31, 2002 of $4,191, which is classified as Other Assets in the Consolidated Balance Sheets. The Company has also guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic's principal bank for approximately $6,300. Subsequent to July 31, 2002, Analogic agreed to further guarantee an increase in the credit facility from approximately $6.3 million to $9.5 million based upon funding requirements.

     In fiscal 2002, the Company's subsidiary, Camtronics Medical Systems, Ltd acquired a 15% interest in CardioWorks, Inc. for $2,000. CardioWorks specializes in knowledge databases for electronic medical records. Camtronics plans to integrate CardioWorks' knowledge database in a digital charting product to be offered as part of the Company's VERICIS product line. The Company recorded $1,900 as an investment and $100 as intangible assets related to intellectual property. The Company also recorded its share of the 15% equity loss in CardioWorks in the amount of $126 representing CardioWorks cumulative losses.

     The Company has a 44.6% equity ownership interest in Shenzhen Anke High-Tech Co., Ltd (SAHCO) located in The People's Republic of China. During fiscal 2002 the Company recorded $1,320 as its share of losses in SAHCO, as compared to $51 in fiscal 2001. The carrying value of this investment was $1,965 at July 31, 2002, and $3,285 at July 31, 2001. Sales to SAHCO for fiscal years 2002, 2001 and 2000 were approximately $4,037, $3,237 and $5,575, respectively. At July 31, 2002 and 2001, net accounts receivable from this affiliate were $4,092 and $2,350, respectively.

     The Company along with another investor each owned a 50% interest in a private company for the design and development of medical imaging equipment. Upon completion of the research and development phase, the private company sold its intellectual property in the form of a license to a newly formed limited liability company called Enhanced CT Technology LLC ("ECTT"), distributed its assets to the Company and the other original investor, and ceased operations. The Company, in conjunction with its original investor, retains a 50% interest in ECTT, which will receive license related royalties based upon future sales of medical imaging equipment. The Company accounted for this transfer at historical cost and will continue to account for this investment using the equity method of accounting. The Company's share of profit in the newly formed limited partnership was $1,429 in fiscal 2002 and $1,789 in fiscal 2001. In addition, ECTT made a cash distribution in the form of return on investment to its owners of $2,302 and $1,000 in fiscal 2002 and 2001, respectively. The carrying value of the Company's investment in ECTT at July 31, 2002 was $357 and $1,230 at July 31, 2001.

     Summarized financial information for these four partially-owned equity affiliates at July 31 and for the years then ended is as follows:

                                                                     2002      2001
                                                                    -------   -------
Current assets..........................................            $36,526   $33,517
Noncurrent assets.......................................             36,346    29,833
Current liabilities.....................................             32,259    19,597
Noncurrent liabilities..................................              5,060    11,197

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                                                           2002      2001      2000
                                                          -------   -------   -------
Net revenue.............................................  $36,037   $16,561   $12,984
Gross margin............................................   21,901     9,427     4,662
Income (loss) from operations...........................   (5,582)    1,995    (3,716)
Net income (loss).......................................   (1,371)    2,560    (3,683)

     The carrying amount of the investments approximates the underlying ownership in the net assets of the investee.

     The Company owns 1,771,802 shares of Norland Medical Systems, Inc., which were received in fiscal 2000 from a limited partnership (Norland Partners). The partnership was dissolved in fiscal 2000 upon distributing all its shares in Norland Medical Systems, Inc. to the respective partners. At the time of distribution the shares were restricted, however, the restriction on 620,865 shares lapsed on January 1, 2001 and the remaining 1,150,937 shares became unrestricted on March 29, 2001. At July 31, 2002 the Company recognized a loss of approximately $142 and reduced the value of the Norland shares to its market value of $35 because it believed an other than temporary decline of value had occurred. During fiscal 2001, the Company recorded a loss of $487 and reduced the value of the shares to their market value of $177 at July 31, 2001. On April 11, 2002 , Norland Medical Systems, Inc. changed its name to Orthometric, Inc.

8.  MORTGAGE AND OTHER NOTES PAYABLE

     Mortgage and other notes payable consists of the following:

                                                                 JULY 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
3% Mortgage Note Payable, due 2017, payable quarterly,
  collateralized by land, office and manufacturing
  facilities................................................  $4,295   $4,515
Business Development Revenue Bonds, interest of
  approximately 5% payable quarterly, annual principal
  payments of $150 through September 1, 2005, collateralized by land, office and manufacturing facilities, redeemed in
  fiscal 2002...............................................      --      750
                                                              ------   ------
                                                               4,295    5,265
Less current portion........................................     226      369
                                                              ------   ------
                                                              $4,069   $4,896
                                                              ======   ======

     Principal maturities in each of the next five fiscal years and thereafter on the above notes are as follows: 2003, $226; 2004, $233; 2005, $240; 2006,
$247; 2007, $254 and $3,095 thereafter.

     Total interest incurred amounted to $359, $348 and $472 in fiscal 2002, 2001 and 2000, respectively, of which $0, $108 and $171 was capitalized.

     The Company currently has approximately $30.0 million in revolving credit facilities with various banks available for direct borrowings.

9.  LEASE AND OTHER COMMITMENTS WITH RELATED AND NON-RELATED THIRD PARTIES

     The Company leased three operating facilities from a partnership in which the Chairman and the former Vice Chairman are partners under leases that have been accounted for as capital leases. As of July 31, 2001, two of these leases expired and were not renewed. The leases contain rent escalation clauses based upon cost-of-living adjustments. The rent adjustments were not significant in fiscal 2002, 2001 and 2000.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     Property under capital leases is included in property, plant and equipment, as follows:

                                                                  JULY 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Land and buildings..........................................  $ 1,503   $ 1,503
Less accumulated amortization...............................   (1,430)   (1,358)
                                                              -------   -------
Net capital lease assets....................................  $    73   $   145
                                                              =======   =======

     Certain of the Company's subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant. Rent expense associated with the Company's operating leases was approximately $1,986, $1,423 and $989 (net of sublease income of $0, $872 and $1,143) in fiscal 2002, 2001 and 2000, respectively.

     The following is a schedule by year of future minimum lease payments at July 31, 2002:

                                                        OPERATING LEASES
                                            CAPITAL   ---------------------       OTHER
FISCAL YEAR                                 LEASES    HAVERHILL(1)   OTHER    COMMITMENTS(2)
-----------                                 -------   ------------   ------   --------------
2003......................................   $363        $1,311      $1,402       $6,043
2004......................................    150         1,644       1,117          416
2005......................................    150           917         669
2006......................................     78                       431
2007......................................      0                       367
                                             ----        ------      ------       ------
                                             $741        $3,872      $3,986       $6,459
                                                         ======      ======       ======
Less amount representing interest at
  8.45%-12.75%............................    (90)
                                             ----
Present value of minimum lease payments
  (includes current portion of $314)......   $651
                                             ====

---------------

(1) Lease costs associated with the Haverhill facility will be funded by ramp-up monies received by the Company in connection with the EXACT system order.

(2) Other commitments represent commitments to suppliers for the production of raw materials and inventory components related to the EXACT system order.

10.  STOCK OPTION AND STOCK BONUS PLANS

     At July 31, 2002, the Company has two key employee stock option plans, two key employee stock bonus plans, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.

     Options granted under the two key employee stock option plans generally become exercisable in installments commencing no earlier than two years from the date of grant and no later than six years from the date of grant. Unexercised options expire up to seven years from date of grant. Options issued under the plans are non-qualified options or incentive stock options and are issued at prices of not less than 100% of the fair market value of the common stock at the date of grant. Tax benefits from early disposition of the stock by optionees under incentive stock options, and from exercise of non-qualified options, are credited to capital in excess of par value.

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

     Under the Company's key employee stock bonus plans, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plans may not dispose or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans generally vest in four equal installments beginning in the third year from the date of grant. Upon issuance of stock under the plans, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Shares granted under the Company's key employee stock bonus plan were 56,500 at a weighted average fair market value of $41.57 per share in fiscal 2002; 89,000 shares at a weighted average fair market value of $41.61 per share in fiscal 2001; 87,000 shares at a weighted average fair market value of $27.89 per share in fiscal 2000. Amortization of unearned compensation of $1,054, $976 and $644 was recorded in fiscal 2002, 2001 and 2000, respectively.

     Under the employee stock purchase plan, eligible participants are granted options to purchase the Company's common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six-month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 8,654 in 2002, 7,864 in 2001 and 11,940 in 2000.

     At July 31, 2002, 1,152,969 shares were reserved for grant under the above stock option, bonus and purchase plans.

     The following table sets forth the stock option transactions for the years ended July 31, 2002, 2001, and 2000:

                                              2002                  2001                  2000
                                       -------------------   -------------------   -------------------
                                       WEIGHTED              WEIGHTED              WEIGHTED
                                        AVERAGE    NUMBER     AVERAGE    NUMBER     AVERAGE    NUMBER
                                       PRICE PER     OF      PRICE PER     OF      PRICE PER     OF
                                         SHARE     SHARES      SHARE     SHARES      SHARE     SHARES
                                       ---------   -------   ---------   -------   ---------   -------
Options outstanding beginning of
  year...............................   $36.11     745,337    $32.60     501,543    $29.80     511,389
Options granted......................    39.67     180,450     38.92     361,850     35.53     149,850
Options exercised....................    28.24     (64,627)    24.66     (66,906)    18.32     (73,370)
Options cancelled....................    39.13     (57,800)    35.26     (51,150)    32.92     (86,326)
                                                   -------               -------               -------
Options outstanding end of year......    37.39     803,360     36.11     745,337     32.60     501,543
                                                   =======               =======               =======
Options exercisable end of year......    33.95     176,315     30.70     159,048     23.60      84,374
                                                   =======               =======               =======

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at July 31, 2002:

                                           OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                               -------------------------------------------   ----------------------------
                                               WEIGHTED-AVG
                                  NUMBER        REMAINING     WEIGHTED-AVG      NUMBER       WEIGHTED-AVG
                                OUTSTANDING    CONTRACTUAL      EXERCISE      EXERCISABLE      EXERCISE
RANGE OF EXERCISE PRICES       AS OF 7/31/02   LIFE (YEARS)      PRICE       AS OF 7/31/02      PRICE
------------------------       -------------   ------------   ------------   -------------   ------------
$18.00 - $33.00..............      99,286          2.43          $28.94          76,949         $28.56
$34.75 - $34.75..............     179,850          5.16          $34.75           2,500         $34.75
$36.00 - $37.00..............     148,275          4.77          $36.38          56,749         $36.61
$37.65 - $40.98..............     183,499          5.82          $39.01          20,589         $37.93
$42.48 - $43.55..............     118,650          5.98          $43.13           2,734         $43.14
$44.00 - $44.00..............      73,800          5.04          $44.00          16,794         $44.00
                                  -------                                       -------
$18.00 - $44.00..............     803,360          5.01          $37.39         176,315         $33.95
                                  =======                                       =======

As permitted under current accounting standards, no compensation cost was recognized in the Consolidated Statements of Income for the Company's stock option plans. Had compensation cost for the Company's stock-based compensation plans been recorded and applied in accordance with FAS No. 123, accounting for Stock-Based Compensation, and recognized ratably over the options' vesting periods, the Company's proforma information would have been as follows:

                                                              YEARS ENDED JULY 31,
                                                           --------------------------
                                                            2002     2001      2000
                                                           ------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Net income:
  As reported............................................  $3,330   $15,231   $14,066
  Pro forma..............................................     786    13,094    13,567
Net income per common share:
  As reported -- Basic...................................    0.25      1.18      1.10
  Pro forma -- Basic.....................................    0.05      1.01      1.06
  As reported -- Diluted.................................    0.25      1.17      1.09
  Pro forma -- Diluted...................................    0.05      1.00      1.05

     The weighted-average estimated fair value of stock options granted during fiscal 2002, 2001 and 2000, was $18.12, $18.45 and $19.11 per share, respectively.

     The fair value of the Company's stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              YEARS ENDED JULY 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Expected life (in years)....................................     6       6       8
Volatility..................................................    44%     44%     41%
Risk-free interest rate.....................................  4.52%   5.48%   6.45%
Dividend yield..............................................    .7%     .7%     .6%

11.  RETIREMENT PLANS

     The Company has a qualified Profit Sharing Retirement Plan ("Retirement Plan") for the benefit of eligible employees. The Retirement Plan provides that the Company shall make contributions from current or

                     ANALOGIC CORPORATION AND SUBSIDIARIES
accumulated earnings as determined by the Board of Directors. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. Profit sharing contribution expense amounted to $1,000 in fiscal year 2000. The Company did not contribute to the Retirement Plan in fiscal 2002 and 2001.

     The Company sponsors a 401(k) Plan (the "Plan") to provide retirement benefits for its employee. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Beginning in fiscal 2001, the Company matched employee contributions dollar for dollar up to 3% of eligible earning per year per person. All contributions vest immediately. The Company contributions to the Plans totaled $916 and $2,009 in fiscal 2002 and 2001, respectively. The Plan was discontinued effective January 2002.

12.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                                   JULY 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Current income taxes:
  Federal...............................................  $   642   $ 6,168   $ 5,737
  State and foreign.....................................      900     2,179     2,038
                                                          -------   -------   -------
                                                            1,542     8,347     7,775
                                                          -------   -------   -------
Deferred income taxes (benefit):
  Federal...............................................   (1,673)   (1,506)   (1,273)
  State and foreign.....................................    1,003       (49)       37
                                                          -------   -------   -------
                                                             (670)   (1,555)   (1,236)
                                                          -------   -------   -------
                                                          $   872   $ 6,792   $ 6,539
                                                          =======   =======   =======

     The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

                                                                   JULY 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Unrealized equity loss..................................  $ 1,506   $   (48)  $   (64)
Capitalized software....................................     (300)     (214)      507
Depreciation............................................      356      (243)      (51)
Bad debt................................................      743              (1,175)
Inventory valuation.....................................   (3,132)     (711)     (376)
Benefit plans...........................................       34      (284)     (151)
Capital loss carryforwards..............................                         (140)
Other items, net........................................      123       (55)      214
                                                          -------   -------   -------
                                                          $  (670)  $(1,555)  $(1,236)
                                                          =======   =======   =======

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     Income (loss) before income taxes from domestic and foreign operations is as follows:

                                                                   JULY 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Domestic................................................  $ 5,640   $22,729   $18,287
Foreign.................................................   (1,438)     (176)    2,805
                                                          -------   -------   -------
                                                          $ 4,202   $22,553   $21,092
                                                          =======   =======   =======

     The components of the deferred tax assets and liabilities are as follows:

                                                              DEFERRED TAX   DEFERRED TAX
JULY 31, 2002                                                    ASSETS      LIABILITIES
-------------                                                 ------------   ------------
Depreciation................................................    $               $4,170
Bad debt....................................................        621
Capitalized interest and other costs........................        390            323
Inventory...................................................      5,715
Warranty....................................................      1,001
Benefit plans...............................................      1,899
Lease transactions..........................................         56
Unrealized equity gain/loss.................................      4,371          3,542
Capitalized software, net...................................                     1,040
Capital loss carryforwards..................................        780
Comprehensive Income........................................                       298
Miscellaneous...............................................      1,072
                                                                -------         ------
                                                                $15,905         $9,373
                                                                =======         ======
Depreciation................................................    $               $3,814
Bad debt....................................................      1,364
Capitalized interest and other costs........................        385            387
Inventory...................................................      2,583
Warranty....................................................        992
Benefit plans...............................................      1,934
Lease transactions..........................................         97
Unrealized equity gain/loss.................................      4,723          2,388
Capitalized software, net...................................                     1,340
Capital loss carryforwards..................................        780
Comprehensive income........................................      1,049
Miscellaneous...............................................      1,231
                                                                -------         ------
                                                                $15,138         $7,929
                                                                =======         ======

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

                                                               YEAR ENDED JULY 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
U.S. federal statutory tax rate.............................    35%    35%     35%
Export sales benefit........................................   (13)    (3)     (3)
State income taxes, net of federal tax benefit..............     1      2       2
Tax exempt interest.........................................   (26)    (6)     (7)
Amortization of nondeductible intangibles...................    10
General business credit.....................................           (1)     (1)
Effect of international operations..........................    11              3
Other items, net............................................     3      3       2
                                                               ---     --      --
Effective tax rate..........................................    21%    30%     31%
                                                               ===     ==      ==

     At July 31, 2002 the Company had capital loss carryforwards of $1,970. These carryforwards will expire in 2003 in the amount of $1,617 and 2005 in the amount of $353.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended July 31, 2002 and 2001:

                                                                        BASIC              DILUTED
                             TOTAL      GROSS      NET INCOME     NET INCOME (LOSS)   NET INCOME (LOSS)
                            REVENUES    MARGIN       (LOSS)           PER SHARE           PER SHARE
                            --------   --------   -------------   -----------------   -----------------
                                         (A)           (A)               (A)                 (A)
2002 QUARTERS
  First...................  $ 75,802   $ 16,774      $(6,370)          $(0.49)              $(.49)
  Second..................    72,610     24,494          605              .05                 .05
  Third...................    72,908     25,488        2,747              .21                 .21
  Fourth..................    92,244     34,753        6,348              .48                 .48
                            --------   --------      -------           ------               -----
     Total................  $313,564   $101,509      $ 3,330           $  .25               $ .25
                            ========   ========      =======           ======               =====
2001 QUARTERS
  First...................  $ 81,597   $ 28,730      $ 4,639           $  .36               $ .36
  Second..................    91,668     31,184        4,492              .35                 .34
  Third...................    91,086     31,778        4,856              .37                 .37
  Fourth..................    96,225     29,748        1,244              .10                 .10
                            --------   --------      -------           ------               -----
     Total................  $360,576   $121,440      $15,231           $ 1.18               $1.17
                            ========   ========      =======           ======               =====

---------------

(A) The Company recorded asset impairment losses on a pre-tax basis of $8,883 in the first quarter of fiscal 2002 related to Anatel, the Company's telecommunications subsidiary, and certain old and unprofitable product lines within its semi-conductor test equipment business. The Company recorded asset impairment losses on a pre-tax basis of $3,200 in the fourth quarter of fiscal 2001 related to Anatel. These charges have been recorded in the cost of sales section of the Company's Consolidated Statements of Income for fiscal years 2002 and 2001. (See Note 6 of Notes to Consolidated Financial Statements)

                     ANALOGIC CORPORATION AND SUBSIDIARIES

14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Changes in operating assets and liabilities are as follows for the years ended:

                                                                   JULY 31,
                                                         -----------------------------
                                                          2002       2001       2000
                                                         -------   --------   --------
Accounts and notes receivable..........................  $10,179   $(6,596)   $ (8,851)
Accounts receivable from affiliates....................   (1,742)      713       1,882
Inventories............................................   (7,504)     (407)    (11,150)
Other current assets...................................     (983)   (2,010)     (2,399)
Other assets...........................................      138      (606)     (2,177)
Accounts payable, trade................................    8,772    (4,465)      6,065
Accrued liabilities....................................   (4,369)    5,487      (2,617)
Advance payments and deferred revenue..................   61,043     1,616       3,831
Accrued income taxes...................................    1,169       151       2,034
                                                         -------   -------    --------
Net changes in operating assets and liabilities........  $66,703   $(6,117)   $(13,382)
                                                         =======   =======    ========

     During fiscal years 2002, 2001 and 2000 interest paid amounted to $ 334, $420 and $431, respectively.

     Income taxes paid during fiscal years 2002, 2001 and 2000 amounted to $ 2,159, $8,308 and $6,044, respectively.

     Supplemental information regarding noncash investing and financing activities:

          Capital lease obligations incurred for the purchase of new equipment was $0 in fiscal 2002, and $565 in fiscal 2001.

          The Company Issued 190,255 shares of common stock, with a market value of $7,584, for the remaining interest in Camtronics in fiscal 2001.

15.  NET INCOME PER SHARE

     The Company's reported net income and the number of shares utilized in the net income per share calculations for the fiscal years ending July 31, 2002, 2001 and 2000 are as follows:

                                                   2002          2001          2000
                                                -----------   -----------   -----------
Net income....................................  $     3,330   $    15,231   $    14,066
                                                ===========   ===========   ===========
Weighted average number of common shares
  outstanding -- Basic........................   13,129,000    12,950,000    12,817,000
Effect of dilutive securities:
  Stock options and restricted stock..........       65,000       105,000        66,000
                                                -----------   -----------   -----------
Weighted average number of common shares
  outstanding -- Diluted......................   13,194,000    13,055,000    12,883,000
                                                ===========   ===========   ===========
Net income per common share:
  Basic.......................................  $      0.25   $      1.18   $      1.10
  Diluted.....................................         0.25          1.17          1.09

     Stock options to purchase approximately 73,800, 90,000 and 199,000 shares of common stock were outstanding during the years ended July 31, 2002, 2001, and 2000, respectively, but were not included in the calculation of diluted net income per share because the options' exercise prices were greater than the average

                     ANALOGIC CORPORATION AND SUBSIDIARIES
market price of the Company's common stock during those years. Although these stock options were antidilutive in fiscal 2002, 2001, and 2000, they may be dilutive in future years' calculations.

16.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates primarily within three segments within the electronics industry: Medical Instrumentation Technology Products, Security Imaging Technology Products and Signal Processing Technology Products. Medical Instrumentation Technology Products consist primarily of electronic systems and subsystems for medical imaging equipment. Security Imaging Technology Products consist of advanced explosive detection systems. Signal Processing Technology Products consist of A/D converters and supporting modules, high-speed digital signal processors and image processing equipment. The Company's Corporate and other represents the Company's hotel business and net interest income. Assets of Corporate and other consist primarily of the Company's cash equivalents, marketable securities, fixed and other assets, not specifically identifiable. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information for prior years has been restated to conform with the provision of Statement of Financial Standards No. 131, "Disclosures About Segment of an Enterprise and Related Information."

     The table below presents information about the Company's reportable segments:

                                                            YEARS ENDED JULY 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Revenues:
  Medical instrumentation technology products........  $241,862   $273,157   $212,105
  Security imaging technology products...............    34,680      6,412     11,045
  Signal processing technology products..............    27,459     68,245     55,393
  Corporate and other................................     9,563     12,762     13,038
                                                       --------   --------   --------
     Total...........................................  $313,564   $360,576   $291,581
                                                       --------   --------   --------
Income (loss) before income taxes and minority
  interest:
  Medical instrumentation technology products........  $ 13,068   $ 21,931   $ 16,787
  Security imaging technology products...............     3,623        645      2,279
  Signal processing technology products(A)...........   (18,759)    (8,540)    (6,653)
  Corporate and other................................     6,270      8,517      8,679
                                                       --------   --------   --------
     Total...........................................  $  4,202   $ 22,553   $ 21,092
                                                       --------   --------   --------
Identifiable assets:
  Medical instrumentation technology products........  $152,642   $169,019   $144,035
  Security imaging technology products...............    31,739      1,666      7,292
  Signal processing technology products..............    14,260     30,441     22,404
  Corporate and other(B).............................   225,266    151,393    159,470
                                                       --------   --------   --------
     Total...........................................  $423,907   $352,519   $333,201
                                                       --------   --------   --------

---------------

(A) Includes asset impairment losses on a pre-tax basis of $8,883 in fiscal 2002, and $3,200 in fiscal 2001. (See Note 6 of Notes to Consolidated Financial Statements)

(B) Includes cash equivalents and marketable securities of $174,336, $114,208, $105,751 in fiscal years 2002, 2001 and 2000, respectively.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

     Information regarding geographic areas for the years ended July 31, 2002, 2001 and 2000 are as follows:

FISCAL
YEAR                              UNITED STATES   NETHERLANDS    JAPAN    GERMANY    OTHER     TOTAL
------                            -------------   -----------   -------   -------   -------   --------
2002  Revenues..................    $181,514        $40,569     $22,071   $18,623   $50,787   $313,564
       Long-lived assets........      72,228                                         26,393     98,621
2001  Revenues..................    $221,579        $45,149     $40,191   $18,125   $35,532   $360,576
       Long-lived assets........      73,900                                         10,269     84,169
2000  Revenues..................    $172,435        $22,981     $44,600   $16,318   $35,247   $291,581
       Long-lived assets........      67,255                                         10,059     77,314

     Revenues are attributed to countries based on the location of the Company's customers.

                     ANALOGIC CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                          COLUMN B           COLUMN C           COLUMN D     COLUMN E    COLUMN F
--------                         ----------   ----------------------   ----------   ----------   ---------
                                               CHARGED     ADDITIONS
                                 BALANCE AT   TO PROFIT     CHARGED    DEDUCTIONS                 BALANCE
                                 BEGINNING     AND LOSS    TO OTHER       FROM                    AT END
DESCRIPTION                      OF PERIOD    OR INCOME    ACCOUNTS     RESERVES    RECOVERIES   OF PERIOD
-----------                      ----------   ----------   ---------   ----------   ----------   ---------
Allowance for doubtful
  accounts:
  Year ended July 31, 2002.....    $1,268        $ 99                    $ (59)                   $1,308
  Year ended July 31, 2001.....     1,010         496                     (238)                    1,268
  Year ended July 31, 2000.....     1,123         183                     (296)                    1,010

                               INDEX TO EXHIBITS

                          TITLE                           INCORPORATED BY REFERENCE TO
                          -----                           ----------------------------
 3.1    Restated Articles of Organization as        Exhibit 3.1 to the Company's Annual
        amended March 15, 1988                      Report on Form 10-K for the fiscal year
                                                    ended July 31, 1988
 3.2    By-laws, as amended January 27, 1988        Exhibit 3.2 to the Company's Annual
                                                    Report on Form 10-K for the fiscal year
                                                    ended July 31, 1988
10.1    Lease dated March 5, 1976 from Bernard M.   Exhibit 6(e) to the Company's
        Gordon to Analogic                          Registration Statement on Form S-14 (File
                                                    No. 2-61959)
10.2    Amendment of Lease dated May 1, 1977        Exhibit to the Company's Report on Form
        between Bernard M. Gordon and Analogic      8-K May 1, 1977
10.3    Lease dated January 16, 1976 from Bernard   Exhibit to the Company's Annual Report on
        M. Gordon to Data Precision Corporation     Form 10-K for the fiscal year ended July
        and related Assignment of Lease dated       31, 1977
        October 31, 1979 from Data Precision
        Corporation to Analogic
10.4    (a) Lease dated October 31, 1977 from       Exhibit 6(d) to the Company's
        Audubon Realty, Ltd to Data Precision       Registration Statement on Form S-14 (File
        Corporation and related letter agreement    No. 2-61959)
        dated January 18, 1978
        (b) Amendment of Lease dated July 19,       Exhibit I to the Company's Annual Report
        1979 Between Audubon Realty, Ltd and        on Form 10-K for the fiscal year ended
        Analogic                                    July 31, 1982
        (c) Third Amendment of Lease dated August   Exhibit to the Company's Annual Report on
        2, 1982                                     Form 10-K for the fiscal year ended July
                                                    31, 1982
        (d) Fourth Amendment of Lease dated         Exhibit 19.1 to Quarterly Report on Form
        December 31, 1982                           10-Q for the three months ended January
                                                    31, 1983
10.5    (a) Lease dated March 16, 1981 from         Exhibit II to the Company's Quarterly
        Audubon Realty Ltd to Analogic              Report on Form 10-Q for the three months
                                                    ended April 30, 1981
        (b) Amendment of Lease dated October 31,    Exhibit to the Company's Annual Report on
        1984                                        Form 10-K for the fiscal year ended July
                                                    31, 1985
10.6    Land Disposition Agreement by and between   Exhibit to the Company's Annual Report on
        City of Peabody Community Development       Form 10-K for the fiscal year ended July
        Authority and Analogic Corporation          31, 1981
10.7    Loan Agreement among the City of Peabody,   Exhibit to the Company's Annual Report on
        its Community Development Authority, and    Form 10-K for the fiscal year ended July
        Analogic Corporation                        31, 1981
10.8    Amendments to Urban Development Action      Exhibit 10.13 to the Company's Annual
        Grant Agreement dated August 28, 1986 and   Report on Form 10-K for the fiscal year
        September 30, 1986.                         ended July 31, 1986
10.9    Promissory Note of Analogic payable to      Exhibit to the Company's Annual Report on
        Peabody Community Development Authority     Form 10-K for the fiscal year ended July
                                                    31, 1981
10.10   (g) Sublease dated as of July 28, 1986      Exhibit to the Company's Report on
        Analogic as sublessor and Medical           between Form 8-K dated July 31, 1986
        Electronics Laboratories, Inc. as
        sublessee

                          TITLE                           INCORPORATED BY REFERENCE TO
                          -----                           ----------------------------
10.12   (a) Anamass Partnership Agreement dated     Exhibit 10.12(a) to the Company's Annual
        As of July 5, 1988 between Ana/dvature      Report on Form 10-K for fiscal year ended
        Corporation and Massapea, Inc.              July 31, 1988
        (b) Ground Lease Agreement dated July 5,    Exhibit 10.12(b) to the Company's Annual
        1988 between Analogic and Anamass           Report on Form 10-K for fiscal year ended
        Partnership                                 July 31, 1988
        (c) Equity Infusion Agreement               Exhibit 10.12(c) to the Quarterly Report
                                                    on Form 10-Q for the three months ended
                                                    January 31, 1991
        (d) Resolution Agreement dated July 31,     Exhibit 10.12(d) to the Company's Annual
        1991 and ratified on August 8, 1991         Report on Form 10-K for fiscal year ended
                                                    July 31, 1991
10.15   Restated Analogic Corporation Profit        Exhibit 10.9(c) to the Company's Annual
        Sharing Plan dated July 31, 1985 and        Report on Form 10-K for the year ended
        Amendment No. 1 thereto dated August 20,    July 31, 1985
        1985
10.l6   Key Employee Stock Bonus Plan dated March   Exhibit A to definitive Proxy Statement
        14, 1983,as amended on January 27, 1988     for the Company's Special Meeting in lieu
                                                    of Annual Meeting of Stockholders held
                                                    January 25, 1984
10.18   1985 Non-Qualified Stock Option Plan        Exhibit 10.19 to the Company's Annual
        Dated May 13, 1985                          Report on Form 10-K for the fiscal year
                                                    ended July 31, 1985 (File No. 33-6835)
10.19   (a) Employee Qualified Stock Purchase       Exhibit G to the Company's definitive
        Plan dated June 10, 1986                    proxy Statement dated December 9, 1985
                                                    for the Company's Special Meeting in lieu
                                                    of Annual Meeting of Stockholders held
                                                    January 22, 1986 (File No. 33-5913)
        (b) Said Employee Stock Purchase Plan (as   Exhibit A to the company's definitive
        amended on October 9, 1997)                 Proxy Statement dated December 1, 1997
                                                    for the Company's Annual Meeting to
                                                    Shareholders Held January 23, 1998.
10.20   Proposed 1988 Non-Qualified Stock Option    Exhibit 10.20 to the Company's Annual
        Plan for Non-Employee Directors             Report on Form 10-K for the fiscal year
                                                    ended July 31, 1988 (File No. 33-273372)
10.21   Form of Indemnification Contract            Exhibit 10.19 to the Company's Annual
                                                    Report on Form 10-K for the fiscal year
                                                    ended July 31, 1987
10.22   Agreement and Plan of Merger between SKY    Exhibit 10.22 to the Company's Annual
        COMPUTERS, Inc., and Analogic Corporation   Report on Form 10-K for the fiscal year
                                                    ended July 31, 1992
10.23   (a) Agreement between B-K Medical Holding   Exhibits to the Company's Report on Form
        A/S and Analogic Corporation dated          8-K dated December 18, 1992
        October 20, 1992
        (b) Addendum dated December 11, 1992 to
        Agreement between B-K Medical Holding A/S
        and Analogic Corporation dated October
        20, 1992
        (c) Shareholders Agreement between B-K
        Medical Holding A/S and Analogic
        Corporation dated December 11, 1992

                          TITLE                           INCORPORATED BY REFERENCE TO
                          -----                           ----------------------------
10.24   Key Employee Incentive Stock Option Plan    Exhibit A to the Company's definitive
        Dated June 11, 1983                         Proxy Statement dated December 1, 1993
                                                    for the Company's Annual Meeting of
                                                    Stockholders held January 21, 1994 (File
                                                    No. 33-53381)
10.25   Non-Qualified Stock Option Plan for Non-    Exhibit A to the Company's definitive
        Employee Directors dated January 31, 1997   Proxy Statement dated December 2, 1996
                                                    for the Company's annual meeting of
                                                    stockholders held January 24, 1997
10.26   Key Employee Incentive Stock Option Plan    Exhibit A to the Company's definitive
        Dated June 11, 1998 as amended October      Proxy Statement dated December 14, 2001
        12, 2000 and November 16, 2001.             for the Company's annual meeting of
                                                    stockholders held January 18, 2002.
10.27   Key Employee Stock Bonus Plan Dated         Exhibit B to the Company's definitive
        October 12, 2000                            Proxy Statement dated December 1, 2000
                                                    for the Company's Annual Meeting of
                                                    Stockholders held January 19, 2001.
21      List of Subsidiaries                        See page 57
23      Consent of PricewaterhouseCoopers LLP       See page 58