Form 10-Q
period 2002-10-31
ANALOGIC CORP
filed 2002-12-13
CIK 6284

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

     FOR THE PERIOD ENDED OCTOBER 31, 2002

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-6715

                             ---------------------

                              ANALOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                    04-2454372
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             8 CENTENNIAL DRIVE,                                   01960
            PEABODY, MASSACHUSETTS
   (Address of principal executive offices)                      (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [ ]

     The number of shares of Common Stock outstanding at December 5, 2002 was 13,291,098.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANALOGIC CORPORATION

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Unaudited Condensed Consolidated Balance Sheets as of
         October 31, 2002 and July 31, 2002..........................       2
         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months Ended October 31, 2002 and 2001........       3
         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended October 31, 2002 and 2001........       4
         Notes to Unaudited Condensed Consolidated Financial
         Statements..................................................    5-11
Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................   12-20
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risks.......................................................      20
Item 4.  Controls and Procedures.....................................      20
PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................      21
Signatures...........................................................      22
Certifications.......................................................   23-24
Exhibit Index........................................................      25

                         PART 1.  FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                              ANALOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 31,   JULY 31,
                                                                 2002         2002
                                                              -----------   --------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $123,551     $123,168
  Marketable securities, at market..........................     54,515       58,621
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $1,976 at October 31, 2002, and
     $1,308 at July 31, 2002................................     73,986       61,119
  Inventories (Note 2)......................................     87,385       65,128
  Refundable and deferred income taxes......................      9,147        9,023
  Other current assets......................................      7,598        7,969
                                                               --------     --------
     Total current assets...................................    356,182      325,028
Property, plant and equipment, net..........................     82,925       79,613
Investments in and advances to affiliated companies (Note
  12).......................................................      6,786        8,619
Capitalized software, net...................................      4,485        4,333
Other assets, net...........................................      8,037        6,314
                                                               --------     --------
     Total assets...........................................   $458,415     $423,907
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage and other notes payable..........................   $    227     $    226
  Obligations under capital leases..........................        270          314
  Accounts payable, trade...................................     41,841       24,731
  Accrued liabilities (Note 2)..............................     20,987       17,267
  Advance payments and deferred revenue (Note 2)............     48,778       66,474
  Accrued income taxes......................................     14,350        2,487
                                                               --------     --------
     Total current liabilities..............................    126,453      111,499
                                                               --------     --------
Long-term liabilities:
  Mortgage and other notes payable..........................      4,012        4,069
  Obligations under capital leases..........................        306          337
  Deferred revenue and other................................        745          745
  Deferred income taxes.....................................      2,336        2,162
                                                               --------     --------
     Total long-term liabilities............................      7,399        7,313
                                                               --------     --------
Commitments Stockholders' equity:
  Common stock, $.05 par....................................        707          706
  Capital in excess of par value............................     39,697       39,379
  Retained earnings.........................................    296,183      277,074
  Accumulated other comprehensive income....................        377          458
  Treasury stock, at cost...................................     (8,271)      (8,313)
  Unearned compensation.....................................     (4,130)      (4,209)
                                                               --------     --------
     Total stockholders' equity.............................    324,563      305,095
                                                               --------     --------
     Total liabilities and stockholders' equity.............   $458,415     $423,907
                                                               ========     ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              ANALOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ----------------------
                                                                 2002        2001
                                                              ----------   ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net revenue:
  Product...................................................   $126,646     $65,353
  Engineering...............................................      6,380       7,477
  Other.....................................................      2,676       2,972
                                                               --------     -------
Total net revenue...........................................    135,702      75,802
                                                               --------     -------
Cost of sales:
  Product...................................................     69,869      42,067
  Engineering...............................................      4,896       6,623
  Other.....................................................      1,241       1,455
  Asset impairment charges..................................         --       8,883
                                                               --------     -------
Total cost of sales.........................................     76,006      59,028
                                                               --------     -------
Gross margin................................................     59,696      16,774
                                                               --------     -------
Operating expenses:
  Research and product development..........................     11,377      10,162
  Selling and marketing.....................................      8,131       8,352
  General and administrative................................      8,085       7,949
                                                               --------     -------
                                                                 27,593      26,463
                                                               --------     -------
Income (loss) from operations...............................     32,103      (9,689)
                                                               --------     -------
Other (income) expense:
  Interest income...........................................     (1,219)     (1,155)
  Equity in unconsolidated affiliates.......................        986        (738)
  Other.....................................................       (198)        166
                                                               --------     -------
                                                                   (431)     (1,727)
                                                               --------     -------
Income (loss) before income taxes...........................     32,534      (7,962)
Provision (benefit) for income taxes (Note 11)..............     12,363      (1,592)
                                                               --------     -------
Net income (loss)...........................................   $ 20,171     $(6,370)
                                                               ========     =======
Net income (loss) per common share: (Note 8)
  Basic.....................................................   $   1.53     $ (0.49)
  Diluted...................................................       1.52       (0.49)
Weighted average shares outstanding: (Note 8)
  Basic.....................................................     13,173      13,093
  Diluted...................................................     13,252      13,093

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              ANALOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 20,171   $ (6,370)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred income taxes..................................        72     (1,607)
     Depreciation and amortization..........................     4,593      4,216
     Allowance for doubtful accounts........................       685         75
     Impairment of assets...................................        --      8,883
     Gain on sale of equipment..............................         3         32
     Equity (gain) loss in unconsolidated affiliates........       986       (738)
     Compensation from stock grants.........................       279        200
     Net changes in operating assets and liabilities (Note
      9)....................................................   (21,269)     9,786
                                                              --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES:................     5,520     14,477
                                                              --------   --------

INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies.......        --     (7,500)
  Return of investment from affiliated company..............       516      1,002
  Purchase of FTNI, net of cash acquired (Note 3)...........    (1,751)        --
  Additions to property, plant and equipment................    (6,892)    (7,309)
  Capitalized software......................................      (545)      (688)
  Proceeds from sale of property, plant and equipment.......        49          4
  Maturities of marketable securities.......................     3,685      1,165
                                                              --------   --------
  NET CASH USED BY INVESTING ACTIVITIES.....................    (4,938)   (13,326)
                                                              --------   --------

FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations............      (103)      (246)
  Proceeds from long-term debt..............................        --      3,494
  Issuance of stock pursuant to stock options and employee
     stock purchase plan....................................       137         28
                                                              --------   --------
  NET CASH USED BY IN FINANCING ACTIVITIES..................        34      3,276
                                                              --------   --------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
     EQUIVALENTS............................................      (233)       163
                                                              --------   --------
  NET INCREASE IN CASH AND CASH EQUIVALENTS.................       383      4,590
                                                              --------   --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   123,168     46,013
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $123,551   $ 50,603
                                                              ========   ========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              ANALOGIC CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements of Analogic Corporation (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three months ended October 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2003, or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2002, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on October 25, 2002.

     The financial statements have not been audited by independent certified public accountants. The consolidated balance sheet as of July 31, 2002, contains data derived from audited financial statements.

     Certain financial statement items have been reclassified to conform to the current year's financial presentation format.

2.  BALANCE SHEET INFORMATION:

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

                                                              OCTOBER 31,   JULY 31,
                                                                 2002         2002
                                                              -----------   --------
Inventories:
  Raw materials.............................................    $42,825     $34,753
  Work-in-process...........................................     31,631      19,882
  Finished goods............................................     12,929      10,493
                                                                -------     -------
                                                                $87,385     $65,128
                                                                =======     =======
Accrued liabilities:
  Accrued employee compensation and benefits................    $11,055     $11,036
  Accrued warranty..........................................      5,054       3,554
  Dividends payable to shareholders.........................      1,062          --
  Other.....................................................      3,816       2,677
                                                                -------     -------
                                                                $20,987     $17,267
                                                                =======     =======
Advance payments and deferred revenue:
  Long-lead-time components.................................    $31,950     $50,550
  Ramp-up funds.............................................      9,602       7,943
  Customer deposits.........................................      3,306       3,751
  Deferred revenue..........................................      3,920       4,230
                                                                -------     -------
                                                                $48,778     $66,474
                                                                =======     =======

                              ANALOGIC CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  BUSINESS COMBINATIONS:

     During October 2002, Anrad Corporation, the Company's wholly owned subsidiary located in Saint-Laurent, Quebec, purchased the remaining 52% of the outstanding common stock of FTNI, Inc. for $2,407 in cash. Anrad's total investment at October 31, 2002, amounted to approximately $2,746 of which approximately $2,019 was determined to be intellectual property and $727 represented net assets, mainly cash. The intellectual property will be amortized over its estimated useful life of five years. The supplemental pro forma information disclosing the results of operations for the quarters ended October 31, 2002 and 2001 have not been presented as the results are immaterial.

     FTNI was founded by three Canadian companies in April 1997 to develop products for medical and industrial applications. Noranda Advanced Materials, which was one of the FTNI founders with a 48% ownership interest, was acquired by Analogic in 1999 and renamed Anrad. With the acquisition of FTNI, Anrad will have full ownership rights and access to FTNI's basic technology and intellectual property.

4.  EXPLOSIVE ASSESSMENT COMPUTED TOMOGRAPHY ("EXACT") SYSTEMS AGREEMENT:

     The Company announced in April 2002 that it had entered into an agreement to supply up to 1,000 of its EXACT Systems to L-3 Communications' Security and Detection System division ("L-3"). The EXACT is the core system of L-3's Examiner 3DX6000 certified Explosive Detection System that is being purchased by the United States Transportation Security Administration (TSA) and installed at major airports across the United States.

     The Company recognizes product revenue upon shipment of EXACT systems and spare parts to L-3, at which time all revenue recognition criteria have been met. During the first quarter of fiscal 2003, the Company received firm orders from L-3 for 245 additional systems. These orders brought the total number of systems that had been ordered by L-3 for delivery to the TSA to 425. As of October 31, 2002, the Company has shipped 229 completed units and certain spare parts related to the contract. The Company expects to be able to ship the remaining EXACT systems by December 31, 2002.

     The Company recorded cash received from L-3 for the purchase of long-lead-time inventory components as advance payments and deferred revenue within the liabilities section of the balance sheet. These payments are not recognized as revenue until the systems to which the inventory components relate to have been shipped. As of October 31, 2002, the Company had a remaining balance of $31,950 recorded within advance payments related to long-lead purchases.

     The agreement also provided for the Company to receive $22,000 of ramp-up funds for the purpose of leasing and fitting up a facility and ensuring the availability of key critical raw material and inventory components from suppliers to meet the production and volume requirements of this contract. These costs incurred and assets purchased are fully reimbursed by L-3. The Company has not recorded any revenues, costs or assets related to these ramp-up funds.

     All cash received for ramp-up activities is recorded within advance payments and deferred revenue within the liability section of the balance sheet and reduced as the cash is spent on these activities.

     In addition to the $22,000 of ramp-up funds provided by L-3 on behalf of the TSA, the Company has spent approximately $5,700 for manufacturing and office equipment which was capitalized during the quarter ended October 31, 2002.

     As of October 31, 2002, the Company had a balance of $9,602 of unexpended funds recorded within advance payments and deferred revenue related to ramp-up funds.

                              ANALOGIC CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  DIVIDENDS:

     The Company declared dividends of $.08 per common share on October 15, 2002, payable November 12, 2002 to shareholders of record on October 29, 2002.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS:

     As of August 1, 2002, Analogic adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are viewed for impairment annually, or more frequently if impairment indicators arise.

     In connection with the adoption of SFAS No. 142, Analogic was required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS No. 142 requires that Analogic identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. Analogic has assigned the entire balance of goodwill to Imaging technology products for the purpose of performing the transitional impairment test. Analogic completed its transitional impairment assessment of goodwill during the first quarter of 2003, and determined that goodwill was not impaired.

     The following table reflects the unaudited net income as adjusted of Analogic, giving effect to SFAS No. 142 as if it were adopted on August 1, 2001:

                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net income (loss), as reported..............................  $20,171    $(6,370)
Add back goodwill amortization expense......................       --         34
                                                              -------    -------
Net income (loss), as adjusted..............................  $20,171    $(6,336)
                                                              =======    =======
Basic earning (loss) per common share:
  As reported...............................................  $  1.53    $ (0.49)
  As adjusted...............................................     1.53      (0.48)
Diluted earning (loss) per common share:
  As reported...............................................     1.52      (0.49)
  As adjusted...............................................     1.52      (0.48)

     Intangible assets, classified in other assets, consist of the following:

                                            OCTOBER 31, 2002                  JULY 31, 2002
                                     ------------------------------   ------------------------------
                                              ACCUMULATED                      ACCUMULATED
                                      COST    AMORTIZATION    NET      COST    AMORTIZATION    NET
                                     ------   ------------   ------   ------   ------------   ------
Software Technology................  $7,018      $1,587      $5,431   $7,018      $1,236      $5,782
Intellectual Property..............   2,187          58       2,129      100          46          54
                                     ------      ------      ------   ------      ------      ------
                                     $9,205      $1,645      $7,560   $7,118      $1,282      $5,836
                                     ======      ======      ======   ======      ======      ======

                              ANALOGIC CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The remaining amortization expense of intangible assets is expected to be as follows:

2003 (9 months).............................................  $1,402
2004........................................................   1,827
2005........................................................   1,821
2006........................................................   1,821
2007........................................................     583

7.  COMPREHENSIVE INCOME (LOSS):

     The following table presents the calculation of total comprehensive income
(loss) and its components:

                                                               THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                 2002        2001
                                                              -----------   -------
Net income (loss)...........................................    $20,171     $(6,370)
Other comprehensive income (loss) net of tax:
  Unrealized gains and losses from marketable securities,
     net of taxes of $167 and $229, for the three months
     ended October 31, 2002 and 2001........................       (254)        350
  Foreign currency translation adjustment, net of taxes of
     $119 and $39, for the three months ended October 31,
     2002 and 2001..........................................        173          59
                                                                -------     -------
Total comprehensive income (loss)...........................    $20,090     $(5,961)
                                                                =======     =======

8.  NET INCOME (LOSS) PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net income (loss)...........................................  $20,171    $(6,370)
                                                              =======    =======
Basic:
  Weighted average number of common shares outstanding......   13,173     13,093
                                                              =======    =======
  Net income (loss) per share...............................  $  1.53    $ (0.49)
                                                              =======    =======
Diluted:
  Weighted average number of common shares outstanding......   13,173     13,093
  Dilutive effect of stock options..........................       79
                                                              -------    -------
  Total.....................................................   13,252     13,093
                                                              =======    =======
Net income (loss) per share.................................  $  1.52    $ (0.49)
                                                              =======    =======

     Options to purchase 264 and 101 shares of common stock were outstanding as of October 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of Analogic's common stock during the three months ended October 31, 2002 and 2001.

                              ANALOGIC CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Changes in operating assets and liabilities are as follows:

                                                              THREE MONTHS ENDED
                                                                 OCTOBER 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
Accounts and notes receivable...............................  $(14,315)  $15,285
Accounts receivable from affiliates.........................       808    (1,785)
Inventories.................................................   (22,106)   (2,433)
Other current assets........................................       329       242
Other assets................................................        67      (200)
Accounts payable, trade.....................................    17,066     1,222
Accrued liabilities.........................................     2,745    (2,632)
Advance payments and deferred revenue.......................   (17,738)     (457)
Accrued income taxes........................................    11,875       544
                                                              --------   -------
Net changes in operating assets and liabilities.............  $(21,269)  $ 9,786
                                                              ========   =======

10.  SEGMENT INFORMATION:

     The Company operates primarily within two segments within the electronics industry: Imaging Technology Products (consisting of medical and security imaging products) and Signal Processing Technology Products. Imaging Technology Products consist primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems. Signal Processing Technology Products consist of A/D converters and supporting modules, and high-speed digital signal processors. The Company's Corporate and other represents the Company's hotel business and net interest income. Assets of Corporate and other consist primarily of the Company's cash equivalents, marketable securities, fixed and other assets, not specifically identifiable.

     The table below presents information about the Company's reportable segments:

                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues:
  Imaging technology products...............................  $125,373   $ 62,555
  Signal processing technology products.....................     7,653     10,275
  Corporate and other.......................................     2,676      2,972
                                                              --------   --------
Total.......................................................  $135,702   $ 75,802
                                                              --------   --------
Income (loss) before income taxes:
  Imaging technology products...............................  $ 30,374   $  2,179
  Signal processing technology products(A)..................       388    (12,154)
  Corporate and other.......................................     1,772      2,013
                                                              --------   --------
Total.......................................................  $ 32,534   $ (7,962)
                                                              ========   ========

                              ANALOGIC CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              OCTOBER 31,   JULY 31,
                                                                 2002         2002
                                                              -----------   --------
Identifiable assets:
  Imaging technology products...............................   $212,678     $184,381
  Signal processing technology products.....................     13,383       14,260
  Corporate and other(B)....................................    232,354      225,266
                                                               --------     --------
Total.......................................................   $458,415     $423,907
                                                               --------     --------

---------------

(A) Includes asset impairment charges on a pre-tax basis of $8,883 during the quarter ended October 31, 2001.

(B) Includes cash equivalents and marketable securities of $167,634 and $174,336 at October 31, 2002, and July 31, 2002, respectively.

11.  TAXES:

     The effective tax rate for the first quarter of fiscal 2002 was 38% as compared to 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax exempt interest and the extraterritorial income exclusion as a percentage of pre-tax income.

12.  INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES:

     Summarized results of operations of the Company's partially-owned equity affiliates for the quarters ended October 31, 2002 and 2001 are as follows:

                                                              THREE MONTHS ENDED
                                                                 OCTOBER 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
Net revenue.................................................  $ 5,617    $2,994
Gross margin................................................    2,766     1,728
Income (loss) from operations...............................   (3,915)      242
Net income (loss)...........................................   (3,842)      239

13.  SUBSEQUENT EVENTS:

     On November 6, 2002, the Company's newly formed subsidiary, Sound Technology, Inc. ("STI"), acquired certain assets and liabilities of the Sound Technology business unit, located in State College, PA, from Acuson Corporation, a wholly owned subsidiary of Siemens Corporation, for approximately $10,100 in cash. STI produces linear and tightly curved array ultrasound transducers and probes for a broad range of clinical applications that are supplied to medical equipment companies worldwide. The Company is currently in the process of determining the allocation of the purchase price amongst the assets and liabilities acquired.

     Also, on November 6, 2002, the Company's subsidiary, Camtronics Medical Systems, Ltd., acquired all the shares of VMI Medical, Inc., of Ottawa, Canada, for approximately $2,000 in cash, payable over a two year period and future consideration which will be based upon the combined companies achieving certain performance criteria over specific time periods. VMI Medical, Inc. is a medical information software company specializing in clinical database, workflow automation and business improvement solutions for children's heart centers. The Company is currently in the process of determining the allocation of the purchase price amongst the assets and liabilities acquired.

                              ANALOGIC CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In December 2002 the Company received additional orders for its EXACT systems from L-3 Communications' Security and Detection Systems division. The order from L-3 calls for the delivery of an additional 75 EXACT units for foreign and other anticipated orders. These units will be delivered at a rate of approximately eighteen to twenty systems per month during the first four months of calendar 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion provides an analysis of Analogic Corporation's financial condition and results of operations and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of Analogic Corporation to differ from the projected results. See "Business Environment and Risk Factors" beginning on page 16.

CRITICAL ACCOUNTING POLICIES

     The U.S. Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software licenses, the Company recognizes revenue in accordance with the AICPA's Statement of Position 97-2, "Software Revenue Recognition." Licenses revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exist, no significant obligations with regards to installation or implementation of the software remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. Revenue related to the hotel operations is recognized as services are performed.

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

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer's current creditworthiness. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collections issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated in a relatively few number of customers, a significant change in liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivables and future operating results.

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

INCOME TAXES

     As part of the process of preparing the Company's financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. To the extent a valuation allowance is established, the Company must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes could be materially impacted.

WARRANTY RESERVE

     The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company's estimates which are based on historical data and engineering estimates, where applicable, revisions to the estimated warranty liability would be required.

RESULTS OF OPERATIONS

  THREE MONTHS FISCAL 2003 (10/31/02) VS. THREE MONTHS FISCAL 2002 (10/31/01)

     Product revenue for the three months ended October 31, 2002, was $126,646 as compared to $65,353 for the same period last year, an increase of $61,293 or 94%. The increase was primarily due to $65,959 in sales of medical and security imaging products. Of this amount $72,648 represents sales of EXACT systems and spare parts, partially offset by a decrease of $6,689 primarily due to a reduction of sales of mid-range Computed Tomography ("CT") medical systems supplied to Philips and, to a lesser extent, a decline in sales of Direct Digital Radiography systems. In addition, sales of Signal Processing Technology Products decreased $4,666 due to lower demand for embedded multiprocessing equipment.

     Engineering revenue for the three months ended October 31, 2002, was $6,380 compared to $7,477 for the same period last year, a decrease of $1,097, or 15%. The decrease in engineering revenue was primarily due to a decrease in demand for CT services by Philips.

     Other revenues of $2,676 and $2,972 represent revenue from the Hotel operation for the three months ended October 31, 2002 and 2001, respectively. The decrease in revenues was attributable to the lower occupancy rate due to the decline in the travel and lodging business.

     Cost of product sales was $69,869 for the quarter ended October 31, 2002, compared to $42,067 for the same period last year. Cost of product sales as a percentage of product revenue was 55% and 64% for the three months ended October 31, 2002 and 2001, respectively. The decrease in the cost of product sales percentage over the prior year was primarily attributable to a higher mix of security imaging technology products.

     Cost of engineering sales was $4,896 for the three months ended October 31, 2002, compared to $6,623 for the same period last year. The total cost of engineering sales as a percentage of engineering revenue decreased to 77% for the three months ended October 31, 2002, from 89% for the same period last year. The decrease was primarily attributable to license revenue for which there was no associated cost.

     Research and Development expenses were $11,377 for the three months ended October 31, 2002, or 8% of total revenue, compared to $10,162 for the same period last year, or 13% of total revenue. The increase of $1,215 or 12%, was mainly due to the Company's effort to develop a high-speed, low-cost carry-on baggage CT scanning system, Explosive Detection Systems (EDS) for a variety of applications, and advanced ultrasound systems for the urology market.

     Selling and marketing expenses were $8,131 for the three months ended October 31, 2002, or 6% of total revenue, compared to $8,352, or 11% of total revenue for the same period last year. The decrease of $221, or 3%, was primarily due to the termination of all business activities related to Anatel, the Company's telecommunications subsidiary.

     General and administrative expenses were $8,085 or 6% of total revenue, for the three months ended October 31, 2002, as compared to $7,949 or 11% of total revenue, for the same period last year. The increase of $136 was primarily due to an increase in bad debt expense of $450 related to an unsecured note receivable, an increase in general liability insurance, offset partially by the Company not matching contributions to the employees 401(k) plan during the three months ended October 31, 2002, and reduced use of outside consulting services.

     Interest income, net of interest expense, was $1,219 for the three months ended October 31, 2002, compared to $1,155 for the same period last year. The increase was due to higher invested cash balances partially offset by lower effective interest rates.

     The Company recorded a loss of $986 related to equity in unconsolidated affiliates for the three months ended October 31, 2002, as compared to a gain of $738 for the same period last year. The equity loss consists primarily of $469 and $495 reflecting the Company's share of loss in Shenzhen Anke High-Tech Co., Ltd. (SAHCO) and Cedara Software Corporation, respectively. For the three months ended October 31, 2001, the Company recorded a gain in equity of $331 and $407 reflecting the Company's share of profit in SAHCO and Enhanced CT Technology LLC, respectively.

     Other income was $198 for the three months ended October 31, 2002, compared to a loss of $166 for the same period last year. Other income for the current quarter primarily represents currency exchange gains from the Company's Canadian subsidiary, versus currency exchange losses for the same period last year from the Company's Canadian and Danish subsidiaries.

     The effective tax rate for the three months ended October 31, 2002, was 38% versus 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax exempt interest and the extraterritorial income exclusion as a percentage of pretax income.

     Net income for the three months ended October 31, 2002, was $20,171 or $1.53 per basic share and $1.52 per diluted share as compared to a net loss of $6,370 or $0.49 per basic and diluted share for the same period last year. The increase in net income over the prior year was primarily the result of increased revenue for the medical and security imaging products. The prior year's loss included a pre-tax asset impairment charge of $8,883 related to certain assets of the Company's Anatel subsidiary and Test and Measurement Division.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet reflects a current ratio of 2.8 to 1 at October 31, 2002, and 2.9 to 1 at July 31, 2002. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company's debt to equity ratio was .41 to 1 at October 31, 2002, and .39 to 1 at July 31, 2002. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months.

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

     The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2002, due to the short maturities of these instruments.

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

     Cash flow provided from operations was $5,520 in the first three months of fiscal 2003 compared to $14,477 during the same period of the prior year. The decrease in cash flows from operations of $8,957 during the first three months of fiscal 2003 over the prior year period resulted primarily from increases in net income of $26,541, offset by a significant use of cash related to operating assets and liabilities, representing a change from prior year of $31,055. The significant use of cash relates to increased accounts receivable and inventories, and a reduction in advance payments and deferred revenue for the three month period ended October 31, 2002, of $27,007, $19,673 and $17,281, respectively, partially offset by increases in account payable of $15,844 and accrued income taxes of $11,331. These significant changes in operating assets and liabilities for the period are primarily a result of the shipping, production and long-lead procurement activities related to the EXACT contract with L-3.

     Net cash used in investing activities was $4,938 for the first three months of fiscal 2003 compared to $13,326 for the same period last year. The decrease in net cash used of $8,388 was primarily due to the acquisition by the Company of a minority interest in Cedara Software Corporation for $7,500 during the first quarter of fiscal 2002.

     Net cash flow from financing activities was $34 for the first three months of fiscal 2003 versus $3,276 for the prior year period. The decrease in financing activities of $3,242 was primarily the results of external financing for the construction of the Danish facility during the first quarter in fiscal 2002.

     The Company's contractual obligations at October 31, 2002, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

                                                           LESS THEN                           AFTER 5
                                                  TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                                 -------   ---------   ---------   ---------   -------
Mortgage payable...............................  $ 5,310    $  352      $  704      $  704     $3,550
Capital leases.................................      649       310         300          38
Operating leases(A)............................    9,269     2,297       4,304         795      1,874
Other commitments(B)...........................    4,847     4,431         416
                                                 -------    ------      ------      ------     ------
                                                 $20,075    $7,390      $5,724      $1,537     $5,424
                                                 =======    ======      ======      ======     ======

---------------

(A) Includes approximately $3.5 million of lease costs associated with the Haverhill facility funded by ramp-up monies received by the Company in connection with the EXACT system order.

(B) Includes approximately $4.8 million of commitments to suppliers for the production of raw materials and inventory components funded by ramp-up monies received by the Company in connection with the EXACT system order.

     The Company currently has approximately $30,000 in revolving credit facilities with various banks available for direct borrowings. As of October 31, 2002, there were no direct borrowings. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender through a provision of a credit facility for approximately $9,500.

BUSINESS ENVIRONMENT AND RISK FACTORS

  FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains statements which, to the extent that they are not recitation of historical facts, constitute "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties, and actual events and results may differ significantly from those indicated in any forward-looking statements as a result of a number of important factors, including those discussed below and elsewhere herein.

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

  IF WE ARE LEFT WITH EXCESS INVENTORY, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

     Because of long lead times and specialized product designs, we typically purchase components and manufacture products for customer orders or in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the products we are manufacturing, our customers may not purchase all the products we have manufactured or for which we have purchased components. In either event, we would attempt to recoup our materials and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent we are unsuccessful in recouping our material and manufacturing costs, not only would our net sales be adversely affected, but also our operating results would be disproportionately adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.

  UNCERTAINTIES AND ADVERSE TRENDS AFFECTING OUR INDUSTRY OR ANY OF OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our business depends primarily on a specific segment of the electronics industry, medical instrumentation technology products, which is subject to rapid technological change and pricing and margin pressure. This industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase and use of medical capital equipment could also affect our sales. Our customers' markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry in general, or any of our major customers in particular, may adversely affect our operating results. Our businesses outside the medical instrumentation technology product sector are subject to the same or greater technological and cyclical pressures.

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

OUR BUSINESS STRATEGY INVOLVES THE PURSUIT OF ACQUISITIONS OR BUSINESS COMBINATIONS, WHICH MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

     As part of our business strategy, we may consummate additional acquisitions or business combinations. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

     If we are not successful in completing acquisitions that we may pursue in the future, we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us. In addition, with future acquisitions, we could use substantial portions of our available cash as consideration for these acquisitions.

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

  IF WE ARE UNABLE TO MAINTAIN OUR TECHNOLOGICAL EXPERTISE IN RESEARCH AND PRODUCT DEVELOPMENT AND MANUFACTURING PROCESSES, WE WILL NOT BE ABLE TO SUCCESSFULLY COMPETE.

     We believe that our future success will depend upon our ability to provide research and product development and manufacturing services that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, we continually evaluate the advantages and feasibility of new product design and manufacturing processes. We cannot, however, be certain that our development efforts will be successful.

  ONE STOCKHOLDER HAS A SUBSTANTIAL INTEREST IN ANALOGIC

     As of October 31, 2002, the Bernard M. Gordon Charitable Remainder Unitrust owned approximately 29% of Analogic's outstanding Common Stock. Bernard M. Gordon, Chairman of the Board of Directors, Executive Chairman, President and Chief Executive Officer of Analogic, and Julian Soshnick, Vice President and General Counsel of Analogic, serve as trustees of this trust and have full power to vote or dispose of the shares held by the trust. The trust, based on its ownership interest in Analogic, has the ability to exert substantial influence over the actions of Analogic.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company's cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income, net for the quarter ended October 31, 2002 was $1,219. An interest rate change of 10% would not have a material impact to the fair value of the portfolio or to future earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT                          DESCRIPTION
-------                          -----------
99.1     Certification of Chief Executive officer Pursuant to 18
         U.S.C. Section 1350
99.2     Certification of Chief Financial Officer Pursuant to 18
         U.S.C. Section 1350

     (b) During the quarter ended October 31, 2002, the Company did not file any reports on Form 8-K.

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

Date: December 13, 2002

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

Date: December 13, 2002

                                 CERTIFICATION

I, Bernard M. Gordon, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Analogic Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: December 13, 2002

                                 CERTIFICATION

I, John J. Millerick, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Analogic Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: December 13, 2002

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION                           PAGE NO.
-------                           -----------                           --------
99.1..    Certification of Chief Executive Officer pursuant to 18
          U.S.C. Section 1350                                              26
99.2..    Certification of Chief Financial Officer pursuant to 18
          U.S.C. Section 1350                                              27