Form 10-Q
period 2003-01-31
ANALOGIC CORP
filed 2003-03-17
CIK 6284

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

     FOR THE PERIOD ENDED JANUARY 31, 2003

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-6715

                             ---------------------

                              ANALOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                    04-2454372
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
             8 CENTENNIAL DRIVE,                                   01960
            PEABODY, MASSACHUSETTS                               (Zip Code)
   (Address of principal executive offices)

                                 (978) 977-3000
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

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

     The number of shares of Common Stock outstanding at March 6, 2003 was 13,362,501.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANALOGIC CORPORATION

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
           January 31, 2003 and July 31, 2002..........................       2
           Unaudited Condensed Consolidated Statements of Operations
           for the Three and Six Months Ended January 31, 2003 and
           2002........................................................       3
           Unaudited Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended January 31, 2003 and 2002..........       4
           Notes to Unaudited Condensed Consolidated Financial
           Statements..................................................    5-13
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   14-24
  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................      24
  Item 4.  Controls and Procedures.....................................      24
PART II. OTHER INFORMATION
  Item 4.  Submission of Matters to a Vote of Security Holders.........      24
  Item 6.  Exhibits and Reports on Form 8-K............................      25
  Signatures...........................................................      26
  Certifications.......................................................   27-28
  Exhibit Index........................................................      29

                         PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ANALOGIC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              JANUARY 31,   JULY 31,
                                                                 2003         2002
                                                              -----------   --------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $135,130     $123,168
  Marketable securities, at market..........................     48,217       58,621
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $2,354 at January 31, 2003 and
     $1,308 at July 31, 2002................................     60,208       61,119
  Inventories (Note 2)......................................     65,916       65,128
  Refundable and deferred income taxes......................      8,174        9,023
  Other current assets......................................      8,781        7,969
                                                               --------     --------
     Total current assets...................................    326,426      325,028
Property, plant and equipment, net..........................     84,095       79,613
Investments in and advances to affiliated companies (Note
  4)........................................................      6,051        8,619
Capitalized software, net...................................      4,737        4,333
Goodwill (Note 5)...........................................      6,090          258
Intangible assets, net (Note 5).............................     13,896        5,836
Other assets................................................        218          220
                                                               --------     --------
     Total assets...........................................   $441,513     $423,907
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage and other notes payable..........................   $  1,384     $    226
  Obligations under capital leases..........................        270          314
  Accounts payable, trade...................................     18,015       24,731
  Accrued liabilities (Note 2)..............................     22,958       17,267
  Advance payments and deferred revenue (Note 2)............     23,178       66,474
  Accrued income taxes......................................     15,753        2,487
                                                               --------     --------
     Total current liabilities..............................     81,558      111,499
                                                               --------     --------
Long-term liabilities:
  Mortgage and other notes payable..........................      3,954        4,069
  Obligations under capital leases..........................        275          337
  Deferred revenue and other................................        595          745
  Deferred income taxes.....................................      6,088        2,162
                                                               --------     --------
     Total long-term liabilities............................     10,912        7,313
                                                               --------     --------
Commitments (Note 12)
Stockholders' equity:
  Common stock, $.05 par....................................        707          706
  Capital in excess of par value............................     41,352       39,379
  Retained earnings.........................................    316,375      277,074
  Accumulated other comprehensive income....................      2,053          458
  Treasury stock, at cost...................................     (7,612)      (8,313)
  Unearned compensation.....................................     (3,832)      (4,209)
                                                               --------     --------
     Total stockholders' equity.............................    349,043      305,095
                                                               --------     --------
     Total liabilities and stockholders' equity.............   $441,513     $423,907
                                                               ========     ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              ANALOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JANUARY 31,           JANUARY 31,
                                                      ------------------   -------------------
                                                        2003      2002       2003       2002
                                                      --------   -------   --------   --------
Net revenue:
  Product...........................................  $153,402   $66,397   $280,048   $131,750
  Engineering.......................................     5,475     4,261     11,855     11,738
  Other.............................................     1,690     1,952      4,366      4,924
                                                      --------   -------   --------   --------
Total net revenue...................................   160,567    72,610    296,269    148,412
                                                      --------   -------   --------   --------
Cost of sales:
  Product...........................................    90,392    41,619    160,261     83,686
  Engineering.......................................     3,507     5,231      8,403     11,854
  Other.............................................     1,125     1,266      2,366      2,721
  Asset impairment charges..........................        --        --         --      8,883
                                                      --------   -------   --------   --------
Total cost of sales.................................    95,024    48,116    171,030    107,144
                                                      --------   -------   --------   --------
Gross margin........................................    65,543    24,494    125,239     41,268
                                                      --------   -------   --------   --------
Operating expenses:
  Research and product development..................    14,571    10,382     25,948     20,544
  Selling and marketing.............................     8,661     8,089     16,792     16,441
  General and administrative........................     8,847     6,827     16,932     14,776
                                                      --------   -------   --------   --------
                                                        32,079    25,298     59,672     51,761
                                                      --------   -------   --------   --------
Income (loss) from operations.......................    33,464      (804)    65,567    (10,493)
                                                      --------   -------   --------   --------
Other (income) expense:
  Interest income...................................    (1,221)   (1,031)    (2,509)    (2,270)
  Interest expense..................................        82       153        151        237
  Equity in unconsolidated affiliates...............       603      (631)     1,589     (1,369)
  Other.............................................      (283)      (52)      (481)       114
                                                      --------   -------   --------   --------
                                                          (819)   (1,561)    (1,250)    (3,288)
                                                      --------   -------   --------   --------
Income (loss) before income taxes...................    34,283       757     66,817     (7,205)
Provision (benefit) for income taxes (Note 10)......    13,027       152     25,390     (1,440)
                                                      --------   -------   --------   --------
Net income (loss)...................................  $ 21,256   $   605   $ 41,427   $ (5,765)
                                                      ========   =======   ========   ========
Net income (loss) per common share: (Note 6)
     Basic..........................................  $   1.61   $  0.05   $   3.14   $  (0.44)
     Diluted........................................  $   1.59   $  0.05   $   3.11   $  (0.44)
Weighted average shares outstanding: (Note 6)
     Basic..........................................    13,215    13,071     13,194     13,073
     Diluted........................................    13,412    13,116     13,332     13,073

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              ANALOGIC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 41,427   $ (5,765)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred income taxes..................................     3,523     (2,438)
     Depreciation and amortization..........................     9,836      8,196
     Allowance for doubtful accounts........................       988        178
     Impairment of assets...................................        --      8,883
     Loss on sale of equipment..............................         8         52
     Equity (gain) loss in unconsolidated affiliates........     1,589     (1,369)
     Compensation from stock grants.........................       577        478
     Net changes in operating assets and liabilities (Note
      9)....................................................   (32,798)     5,041
                                                              --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................    25,150     13,256
                                                              --------   --------
INVESTING ACTIVITIES:
  Investments in and advances to affiliated companies.......        --     (7,500)
  Return of investment from affiliated company..............       516      1,502
  Acquisition of businesses, net of cash acquired (Note
     3).....................................................   (13,000)        --
  Additions to property, plant and equipment................    (9,191)   (13,387)
  Capitalized software......................................    (1,071)    (1,334)
  Proceeds from sale of property, plant and equipment.......        94         39
  Maturities of marketable securities.......................    10,225      7,475
                                                              --------   --------
  NET CASH USED FOR INVESTING ACTIVITIES....................   (12,427)   (13,205)
                                                              --------   --------
FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations............      (234)      (945)
  Issuance of stock pursuant to stock options and employee
     stock purchase plan....................................     2,451        374
  Dividends paid to shareholders............................    (2,126)    (1,851)
                                                              --------   --------
  NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES......        91     (2,422)
                                                              --------   --------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
       EQUIVALENTS..........................................      (852)       453
                                                              --------   --------
  NET INCREASE IN CASH AND CASH EQUIVALENTS.................    11,962     (1,918)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   123,168     46,013
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $135,130   $ 44,095
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

                              ANALOGIC CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements of Analogic Corporation (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of operations for the three and six months ended January 31, 2003, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2003, or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2002, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on October 25, 2002.

     The financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2002, contains data derived from audited financial statements.

     Certain financial statement items have been reclassified to conform to the current year's financial presentation format.

2.  BALANCE SHEET INFORMATION:

     Additional information for certain balance sheet accounts is as follows for the dates indicated:

                                                              JANUARY 31,   JULY 31,
                                                                 2003         2002
                                                              -----------   --------
Inventories:
  Raw materials.............................................    $37,236     $34,753
  Work-in-process...........................................     15,735      19,882
  Finished goods............................................     12,945      10,493
                                                                -------     -------
                                                                $65,916     $65,128
                                                                =======     =======
Accrued liabilities:
  Accrued employee compensation and benefits................    $12,025     $11,036
  Accrued warranty..........................................      7,361       3,554
  Other.....................................................      3,572       2,677
                                                                -------     -------
                                                                $22,958     $17,267
                                                                =======     =======
Advance payments and deferred revenue:
  Long-lead-time components (Note 13).......................    $ 8,850     $50,550
  Ramp-up funds (Note 13)...................................      7,210       7,943
  Customer deposits.........................................      2,862       3,751
  Deferred revenue..........................................      4,256       4,230
                                                                -------     -------
                                                                $23,178     $66,474
                                                                =======     =======

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

3.  BUSINESS COMBINATIONS:

     During October 2002, Anrad Corporation, the Company's wholly owned subsidiary located in Saint-Laurent, Quebec, purchased the remaining 52% of the outstanding common stock of FTNI, Inc. ("FTNI") for $2,407 in cash. FTNI was founded by three Canadian companies in April 1997 to develop products for medical and industrial applications. Noranda Advanced Materials, which was one of the FTNI founders with a 48% ownership interest, was acquired by the Company in 1999 and renamed Anrad. With the purchase of the remaining shares of FTNI, Anrad has full ownership rights and access to FTNI's basic technology and intellectual property. Upon completion of this transaction, Anrad's total investment in FTNI amounted to approximately $2,746 of which approximately $2,019 was determined to be intellectual property and $727 represented the fair value of tangible net assets, primarily cash. The intellectual property will be amortized over its estimated useful life of five years. The supplemental pro-forma information disclosing the results of operations has not been presented due to its immateriality.

     On November 6, 2002, the Company's newly formed subsidiary, Sound Technology, Inc. ("STI"), acquired certain assets and liabilities of the Sound Technology business unit, located in State College, PA, from Acuson Corporation, a wholly owned subsidiary of Siemens Corporation, for approximately $10,100 in cash. STI produces linear and tightly curved array ultrasound transducers and probes for a broad range of clinical applications that are supplied to medical equipment companies worldwide. The Company's acquisition cost of $10,100 was subsequently reduced by approximately $200 reflecting estimated post-closing purchase price adjustments. As a result, the net investment of $9,900 consists of approximately $2,800 of tangible net assets acquired and approximately $7,100 of intellectual property and other intangible assets. The intellectual property and other intangible assets will be amortized over their estimated useful life of five years. The supplemental pro-forma information disclosing the results of operations has not been presented due to their immateriality.

     Also, on November 6, 2002, the Company's subsidiary, Camtronics Medical Systems, Ltd., acquired all the shares of VMI Medical, Inc. ("VMI"), of Ottawa, Canada. VMI is a medical information software company specializing in clinical database, workflow automation and business improvement solutions for children's heart centers. VMI was acquired for approximately $2,000 in cash, payable over a two year period, and future contingent consideration, which will be based upon the combined companies achieving certain performance criteria over specific time periods. The future contingent purchase price consideration at the date of acquisition was estimated to range from $5,000-$7,000. The Company has not recognized this future contingent purchase price consideration on its books as an investment or future liability. Once the contingency is resolved and the consideration is determinable, the Company will then record this purchase price adjustment. The Company paid $2,000 in cash related to the acquisition, assumed approximately $1,400 in net liabilities and acquired intellectual property valued at $3,400. The supplemental pro-forma information disclosing the results of operations has not been presented due to its immateriality.

4.  INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES:

     Summarized results of operations of the Company's partially owned equity affiliates are as follows:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JANUARY 31,          JANUARY 31,
                                                 -------------------   -----------------
                                                   2003       2002      2003      2002
                                                 --------   --------   -------   -------
Net revenue....................................  $ 9,584    $11,546    $15,201   $14,673
Gross margin...................................    4,932      8,956      7,698    10,817
Income (loss) from operations before
  extraordinary items and discontinued
  operations...................................   (1,671)      (108)    (5,586)      267
Net income (loss)..............................  $(1,725)   $ 1,408    $(5,567)  $ 1,780

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

5.  GOODWILL AND INTANGIBLE ASSETS:

     As of August 1, 2002, Analogic adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. In connection with the adoption of SFAS No. 142, the Company was required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS No. 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The Company assigned the entire balance of goodwill to Imaging Technology Products for the purpose of performing the transitional impairment test. The Company completed its transitional impairment assessment of goodwill during the first quarter ended October 31, 2002, and determined that goodwill was not impaired.

     Goodwill increased from $258 at July 31, 2002 to $6,090 at January 31, 2003 due to the Company paying a premium in connection with the acquisition of VMI and FTNI and other intangible assets. The entire goodwill balance is included within the Imaging Technology Products segment. None of the goodwill is deductible for tax purposes.

     The following table reflects the unaudited net income, as adjusted, of the Company, giving effect to SFAS No. 142 as if it were adopted on August 1, 2001:

                                                    THREE MONTHS        SIX MONTHS
                                                        ENDED              ENDED
                                                     JANUARY 31,        JANUARY 31,
                                                   ---------------   -----------------
                                                    2003     2002     2003      2002
                                                   -------   -----   -------   -------
Net income (loss), as reported...................  $21,256   $ 605   $41,427   $(5,765)
Add goodwill amortization expense................       --      34        --        68
                                                   -------   -----   -------   -------
Net income (loss), as adjusted...................  $21,256   $ 639   $41,427   $(5,697)
                                                   =======   =====   =======   =======
Basic earning (loss) per common share:
  As reported....................................  $  1.61   $0.05   $  3.14   $ (0.44)
  As adjusted....................................     1.61    0.05      3.14     (0.44)
Diluted earning (loss) per common share:
  As reported....................................     1.59    0.05      3.11     (0.44)
  As adjusted....................................     1.59    0.05      3.11     (0.44)

     Intangible assets at January 31, 2003 and July 2002, which will continue to be amortized, consisted of the following:

                                        JANUARY 31, 2003                   JULY 31, 2002
                                --------------------------------   ------------------------------
                                          ACCUMULATED                       ACCUMULATED
                                 COST     AMORTIZATION     NET      COST    AMORTIZATION    NET
                                -------   ------------   -------   ------   ------------   ------
AMORTIZABLE INTANGIBLE ASSETS:
  Software Technology.........  $ 7,018      $1,938      $ 5,080   $7,018      $1,236      $5,782
  Intellectual Property.......    9,346         530        8,816      100          46          54
                                -------      ------      -------   ------      ------      ------
                                $16,364      $2,468      $13,896   $7,118      $1,282      $5,836
                                =======      ======      =======   ======      ======      ======

     Intellectual property increased by approximately $9,200 since July 31, 2002. This increase relates to the acquisition of intellectual property from STI of approximately $7,100 and FTNI of approximately $2,100.

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The estimated amortization expense of intangible assets for the six months remaining in the current fiscal year, and each of the five succeeding years, is expected to be as follows:

2003 (Remaining 6 months)...................................  $1,644
2004........................................................   3,246
2005........................................................   3,240
2006........................................................   3,240
2007........................................................   2,005
2008........................................................     521

6.  NET INCOME (LOSS) PER SHARE:

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the sum of the weighted average number of common stock outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock including invested restricted stock and from the assumed exercise of stock options using the treasury stock method.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JANUARY 31,          JANUARY 31,
                                                 -------------------   -----------------
                                                   2003       2002      2003      2002
                                                 --------   --------   -------   -------
Net income (loss)..............................  $21,256    $   605    $41,427   $(5,765)
                                                 =======    =======    =======   =======
Basic:
  Weighted average number of common shares
     outstanding...............................   13,215     13,071     13,194    13,073
                                                 =======    =======    =======   =======
  Net income (loss) per share..................  $  1.61    $  0.05    $  3.14   $ (0.44)
                                                 =======    =======    =======   =======
Diluted:
  Weighted average number of common shares
     outstanding...............................   13,215     13,071     13,194    13,073
  Dilutive effect of stock options.............      197         45        138
                                                 -------    -------    -------   -------
Total..........................................   13,412     13,166     13,332    13,073
                                                 =======    =======    =======   =======
  Net income (loss) per share..................  $  1.59    $  0.05    $  3.11   $ (0.44)
                                                 =======    =======    =======   =======

     Options to purchase 7 and 367 shares of common stock with exercise prices greater than the average market price of the Company's common stock during the three months ended January 31, 2003 and 2002 were outstanding as of January 31, 2003 and 2002, respectively, and were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

     Options to purchase 830 and 802 shares of common stock with exercise prices greater than the average market price of the Company's common stock during the six months ended January 31, 2003 and 2002, were outstanding as of January 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive. In addition, 147 shares of unvested restricted common stock were excluded from the computation of diluted earnings per share for the six months ended January 31, 2002, because their inclusion would have been antidilutive.

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7.  DIVIDENDS:

     The Company declared dividends of $.08 per common share on December 11, 2002, payable January 7, 2003 to shareholders of record on December 24, 2002; and $.08 per common share on October 15, 2002 payable November 12, 2002 to shareholders of record on October 29, 2002.

8.  COMPREHENSIVE INCOME (LOSS):

     The following table presents the calculation of total comprehensive income
(loss) and its components:

                                                   THREE MONTHS        SIX MONTHS
                                                       ENDED              ENDED
                                                    JANUARY 31,        JANUARY 31,
                                                  ---------------   -----------------
                                                   2003     2002     2003      2002
                                                  -------   -----   -------   -------
Net income (loss)...............................  $21,256   $ 605   $41,427   $(5,765)
Other comprehensive income (loss), net of taxes:
  Unrealized gains and losses from marketable
     securities, net of taxes of $96 and ($62),
     for the three months ended January 31, 2003
     and 2002, and ($71) and $167 for the six
     months ended January 31, 2003, and 2002....      146     (94)     (108)      256
Foreign currency translation adjustment, net of
  taxes of $920 and ($279), for the three months
  ended January 31, 2003 and 2002, and $1,039
  and ($240) for the six months ended January
  31, 2003 and 2002.............................    1,404    (427)    1,703      (368)
                                                  -------   -----   -------   -------
Total comprehensive income (loss)...............  $22,806   $  84   $43,022   $(5,877)
                                                  =======   =====   =======   =======

9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Changes in operating assets and liabilities, net of the impact due to acquisitions, are as follows:

                                                               SIX MONTHS ENDED
                                                                 JANUARY 31,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
Accounts and notes receivable...............................  $  2,878   $13,410
Accounts receivable from affiliates.........................       601    (3,136)
Inventories (Note 2)........................................     2,462    (3,394)
Other current assets........................................      (635)      152
Other assets................................................    (3,198)      291
Accounts payable, trade.....................................    (7,693)    1,307
Accrued liabilities (Note 2)................................     4,066    (3,725)
Advance payments and deferred revenue (Note 2)..............   (44,494)      684
Accrued income taxes........................................    13,215      (548)
                                                              --------   -------
Net changes in operating assets and liabilities.............  $(32,798)  $ 5,041
                                                              ========   =======

10.  TAXES:

     The effective tax rate for the three and six months ended January 31, 2003 was 38% as compared to 20% for the same periods last year. This increase in the effective tax rate was due primarily to the less significant

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

impact of the benefit of both tax exempt interest and the extraterritorial income exclusion as a percentage of pre-tax income.

11.  SEGMENT INFORMATION:

     The Company operates primarily within two segments within the electronics industry: Imaging Technology Products (consisting of medical and security imaging products) and Signal Processing Technology Products. Imaging Technology Products consist primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems. Signal Processing Technology Products consist of Analog to Digital (A/D) converters and supporting modules, and high-speed digital signal processors. The Company's Corporate and Other represents the Company's hotel business and net interest income. Assets of Corporate and Other consist primarily of the Company's cash equivalents, marketable securities, fixed and other assets, not specifically identifiable. The table below presents information about the Company's reportable segments:

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JANUARY 31,           JANUARY 31,
                                              ------------------   -------------------
                                                2003      2002       2003       2002
                                              --------   -------   --------   --------
Revenues:
  Imaging technology products...............  $154,359   $63,189   $279,732   $125,822
  Signal processing technology products.....     4,518     7,469     12,171     17,666
  Corporate and other.......................     1,690     1,952      4,366      4,924
                                              --------   -------   --------   --------
Total.......................................  $160,567   $72,610   $296,269   $148,412
                                              ========   =======   ========   ========
Income (loss) before income taxes:
  Imaging technology products...............  $ 35,247   $ 2,027   $ 65,621   $  4,206
  Signal processing technology
     products(A)............................    (2,359)   (2,315)    (1,971)   (14,469)
  Corporate and other.......................     1,395     1,045      3,167      3,058
                                              --------   -------   --------   --------
Total.......................................  $ 34,283   $   757   $ 66,817   $ (7,205)
                                              ========   =======   ========   ========

                                                              JANUARY 31,   JULY 31,
                                                                 2003         2002
                                                              -----------   --------
Identifiable assets:
  Imaging technology products...............................   $214,994     $184,381
  Signal processing technology products.....................     11,265       14,260
  Corporate and other(B)....................................    215,254      225,266
                                                               --------     --------
Total.......................................................   $441,513     $423,907
                                                               ========     ========

---------------

(A) Includes asset impairment charges on a pre-tax basis of $8,883 during the six months ended January 31, 2002.
(B) Includes cash equivalents and marketable securities of $171,978 and $174,336 at January 31, 2003, and July 31, 2002, respectively.

12.  GUARANTOR ARRANGEMENTS:

     In November 2002, the Financial Accounting Standard Board ("FASB") issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 ("FIN 45"). Fin 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. Fin 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements. The following is a summary of agreements that the Company determined are within the scope of FIN 45.

     The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Also, to the extent permitted by Massachusetts law, the Company's Articles of Organization, require the Company to indemnify directors of the Company and the Company's By-laws require the Company to indemnify the present or former directors and officers of the Company, and also permit indemnification of other employees and agents of the Company for whom the Board of Directors from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Because no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company's Articles or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of January 31, 2003.

     The Company's standard original equipment manufacturing and supply agreements entered in the Company's ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2003.

     In fiscal 2002, the Company acquired a 19% interest in Cedara Software Corporation ("Cedara") of Mississauga, Ontario, Canada. As part of the Company's investment agreement, the Company has guaranteed certain debt owed by Cedara to its bank lender through the provision of a credit facility with the Company's principal bank for approximately $6,300. During December 2002, the Company agreed to further guarantee an increase in the credit facility from approximately $6,300 to $9,800 based upon Cedara's funding requirements. To date, no claims have been asserted against the Company in connection with the guarantee of Cedara's debt. Accordingly, the Company has no liabilities recorded in connection with the Cedara guarantee as of January 31, 2003.

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The Company warrants that its products will perform in all material respects in accordance with its standard published specification in effect at the time of delivery of the products to the customer for a period ranging from 12 to 18 months from the date of delivery. The Company provides for the estimated cost of product and service warranties based on specific warranty claims, claim history and engineering estimates, where applicable.

     The following table presents the Company's product warranty liability for the reporting periods:

                                                              THREE MONTHS   SIX MONTHS
                                                                 ENDED          ENDED
                                                              JANUARY 31,    JANUARY 31,
                                                                  2003          2003
                                                              ------------   -----------
Balance at the beginning of the period......................    $ 5,054        $ 3,554
Accruals for warranties issued during the period............      3,727          6,511
Accruals related to pre-existing warranties (including
  changes in estimates).....................................         --            (87)
Settlements made in cash or in kind during the period.......     (1,420)        (2,617)
                                                                -------        -------
Balance at the end of the period............................    $ 7,361        $ 7,361
                                                                =======        =======

13.  EXPLOSIVE ASSESSMENT COMPUTED TOMOGRAPHY ("EXACT") SYSTEMS AGREEMENT:

     The Company announced in April 2002 that it had entered into an agreement to supply up to 1,000 of its EXACT systems to L-3 Communications' Security and Detection System division ("L-3"). The EXACT is the core system of L-3's Examiner 3DX6000 certified Explosive Detection System that is being purchased by the United States Transportation Security Administration ("TSA") and installed at major airports across the United States.

     The Company recognizes product revenue upon shipment of EXACT systems and spare parts to L-3, at which time all revenue recognition criteria have been met. During the first quarter of fiscal 2003, the Company received firm orders from L-3 for 245 additional systems. These orders brought the total number of systems that had been ordered by L-3 for delivery to the TSA to 425. The Company shipped all 425 EXACT systems by December 31, 2002.

     In December 2002, the Company received a purchase order from L-3 to deliver an additional 75 EXACT systems during the first four months of calendar 2003 for foreign and other anticipated orders. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

     The Company recorded cash received from L-3 for the purchase of long-lead-time inventory components in the advance payments and deferred revenue account within the liabilities section of the balance sheet. These payments are not recognized as revenue until the systems to which the inventory components relate have been shipped. As of January 31, 2003, the Company had a remaining balance of $8,850 recorded within the advance payments and deferred revenue account related to long-lead purchases.

     The agreement also provided for the Company to receive $22,000 of ramp-up funds for the purpose of leasing and fitting up a facility and ensuring the availability of key critical raw material and inventory components from suppliers to meet the production and volume requirements of this contract. These costs incurred and assets purchased are fully reimbursed by L-3. The Company has not recorded any revenues, costs or assets related to these ramp-up funds. All cash received for ramp-up activities is recorded within the advance payments and deferred revenue account within the liability section of the balance sheet. These

                              ANALOGIC CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

liabilities are reduced as the cash is spent on these activities. As of January 31, 2003, the Company had a balance of $7,210 of unexpended ramp-up funds recorded within the advance payments and deferred revenue account.

     In addition to the $22,000 of ramp-up funds provided by L-3 on behalf of the TSA, the Company has spent approximately $5,700 of its own funds for the purchase of manufacturing and office equipment, which was capitalized during the six months ended January 31, 2003.

14.  RECENT ACCOUNTING PRONOUNCEMENTS:

     In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS 148"). SAFS 148 provides for alternative methods of voluntary transition to the fair value based method of accounting for stock-based employee compensation, and it requires more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 is effective for interim periods beginning after December 15, 2002, and for annual periods ending after December 15, 2002. As provided for in FAS No. 123, the Company has elected to apply Accounting Principals Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Company's stock based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. We intend to continue to apply the provisions of APB No. 25. The Company plans to make the required disclosures in the quarter ending April 30, 2003.

     In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. The Company does not expect that the pronouncement will have a material impact on its financial position or results of operations.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of assessing what effect, if any, the adoption of FIN 46 will have on its financial position or results of operations.

15.  SUBSEQUENT EVENTS:

     On February 3, 2003, the Company announced that it is planning to construct a 100,000 square foot addition to its headquarters in Peabody, Massachusetts. This two-story addition will enable the Company to further consolidate its existing Massachusetts operations and to expand production capacity for its medical and security imaging system business.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides an analysis of the Company's financial condition and results of operations and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See "Business Environment and Risk Factors" beginning on page 20.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS, AND ESTIMATES:

  REVENUE RECOGNITION

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software licenses, the Company recognizes revenue in accordance with the AICPA's Statement of Position 97-2, "Software Revenue Recognition." The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation of the software remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Revenue related to the hotel operations is recognized as services are performed.

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

  WARRANTY RESERVE

     The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company's estimates, which are based on specific warranty claims, historical data and engineering estimates, where applicable, revisions to the estimated warranty liability would be required. Such revisions could adversely affect the Company's operating results.

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

  INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

     Intangible assets consist of goodwill, intellectual property, licenses, and capitalized software. Other long-lived assets consist primarily of property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. The carrying value of goodwill and other intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment. The Company determines whether impairment has occurred based on gross expected future cash flows, and measures the amount of impairment based on the related future discounted cash flows. To date, no such impairment has occurred. Factors which the Company considers important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The cash flow estimates used to determine impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has ceased amortizing goodwill as of August 1, 2002 and will annually review the goodwill for potential impairment as well as on an event-driven basis, using a fair value approach.

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

RESULTS OF OPERATIONS

  SIX MONTHS FISCAL 2003 (01/31/03) VS. SIX MONTHS FISCAL 2002 (01/31/02)

     Product revenue for the six months ended January 31, 2003 was $280,048 as compared to $131,750 for the same period last year, an increase of 113%. The increase of $148,298 was primarily due to an increase of $156,525 in sales of Medical and Security Imaging Products, offset by a reduction in sales of Signal Processing Technology Products in the amount of $8,227 due primarily to lower demand for embedded multiprocessing equipment. Of the increased sales amount, $160,815 represents sales of EXACT systems and spare parts, $5,074 represents sales by Sound Technology Inc. ("STI"), and $9,364 represents sales due to increased demand for the Company's Data Acquisitions Systems. These revenues were partially offset by a decrease of $18,728 primarily due to a reduction in sales of mid-range Computed Tomography ("CT") medical systems previously supplied to Philips. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly quarter to quarter.

     Engineering revenue for the six months ended January 31, 2003 was $11,855 compared to $11,738 for the same period last years, an increase of 1%.

     Other revenue of $4,366 and $4,924 represents revenue from the Hotel operation for the six months ended January 31, 2003 and 2002, respectively. The decrease in revenue is attributable to lower occupancy due to the economic decline in the travel and lodging industries.

     Cost of product sales was $160,261 and $83,686 for the six months ended January 31, 2003 and 2002, respectively. Cost of product sales, as a percentage of product revenue was 57% for the six months ended January 31, 2003 compared to 64% for the same period last year. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the increased sales of security imaging technology products, which have lower cost of sales than most of the Company's other products.

     Cost of engineering sales was $8,403 for the six months ended January 31, 2003 compared to $11,854 for the same period least year. The total cost of engineering sales as a percentage of engineering revenue decreased to 71% for the six months ended January 31, 2003 from 101% for the six months ended January 31, 2002. This percentage decrease was primarily attributable to license revenue recognized in the six months ended January 31, 2003 for which there was no associated cost.

     Research and product development expenses were $25,948 for the six months ended January 31, 2003, or 9% of total revenue, as compared to $20,544 for the same period last year, or 14% of total revenue. The increase of $5,404 was due to the Company continuing to focus substantial resources in developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital X-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security imaging systems for a variety of applications. The Company is in the initial stages of testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, "carry-in" baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security needs in the United States and abroad.

     Selling and marketing expenses were $16,792 for the six months ended January 31, 2003, or 6% of the total revenue, as compared to $16,441 or 11% of total revenue for the same period last year. The increase of $351 is primarily associated with additional selling and marketing efforts by the Company's subsidiaries, Camtronics Medical Systems, Ltd. and B-K Medical Systems A/S.

     General and administrative expenses were $16,932, or 6% of total revenue, for the six months ended January 31, 2003 as compared to $14,776, or 10% of total revenue, for the same period last year. The increase of $2,156 was due primarily attributable to increased salaries, bonuses paid and accrued, provisions made for the 401(k)/profit sharing plan of approximately $800, bad debt expenses of approximately $600 primarily related to an unsecured note receivable, amortization of approximately $700 related to acquired intangible assets, and approximately $300 related to incremental costs due to the acquisition of Sound Technology Inc., partially offset by a reduction of approximately $300 in outside consulting services.

     Interest income was $2,509 for the six months ended January 31, 2003 as compared with $2,270 for the same period last year. The increase of $239 was primarily the result of higher invested cash balances partially offset by lower effective interest rates on short-term investments.

     The Company recorded a loss of $1,589 related to equity in unconsolidated affiliates for the six months ended January 31, 2003 as compared to a gain of $1,369 for the same period last year. The equity loss consists primarily of $790 and $932 reflecting the Company's share of losses in Shenzhen Anke High-Tech Co., Ltd. ("SAHCO") and Cedara Software Corp., respectively, for the six months ended January 31, 2003, compared with gains from these companies of $333 and $227, respectively, for the same period last year. For the six months ended January 31, 2003 and 2002, the Company also recorded a gain in equity of $160 and $825, respectively, reflecting the Company's share of profit in Enhanced CT Technology LLC.

     Other income was $481 for the six months ended January 31, 2003 compared to a loss of $114 for the same period last year. Other income for the first six months of fiscal 2003 represents primarily currency exchange gains from the Company's Canadian subsidiary, versus currency exchange losses for the same period last year for the Company's Canadian and Danish subsidiaries.

     The effective tax rate for the six months ended January 31, 2003 was 38% versus 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax-exempt interest and extraterritorial income exclusion as percentage of pretax income.

     Net income for the six months ended January 31, 2003 was $41,427 or $3.14 per basic share and $3.11 per diluted share as compared to a net loss of $5,765 or $ 0.44 per basic and diluted share for the same period last year. The increase in net income over the prior year was primarily the result of increased revenue and profit derived from the sale of EXACT systems. The prior year's loss included a pre-tax asset impairment charge of $8,883 related to certain assets of the Company's Anatel subsidiary and its Test and Measurement division.

RESULTS OF OPERATIONS

  SECOND QUARTER FISCAL 2003 (01/31/03) VS. SECOND QUARTER FISCAL 2002
  (01/31/02)

     Product revenue for the three months ended January 31, 2003 was $153,402 as compared to $66,397 for the same period last year, an increase of $87,005 or 131%. The increase was primarily due to $90,644 in sales of Medical and Security Imaging Products offset by a decrease of $3,639 of sales of Signal Processing Technology Products due to lower demand for embedded multiprocessing equipment. Of the increased sales amount $87,961 represents sales of EXACT systems and spare parts, and $5,074 represents sales by STI. These increases were partially offset by a decrease of $8,073 primarily due to a reduction of sales of mid-range Computed Tomography ("CT") medical systems previously supplied to Philips and, to a lesser extent, a decline in sales of Direct Digital Radiography systems. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

     Engineering revenue for the three months ended January 31, 2003 was $5,475 compared to $4,261 for the same period last year, an increase of $1,214. The increase in engineering revenue was primarily due to an increase in funding for projects for developing medical and security imaging equipment.

     Other revenues of $1,690 and $1,952 represent revenue from the Hotel operation for the three months ended January 31, 2003 and 2002, respectively. The decrease in revenues was attributable to lower occupancy due to the decline in the travel and lodging business.

     Cost of product sales was $90,392 for the quarter ended January 31, 2003, compared to $41,619 for the same period last year. Cost of product sales as a percentage of product revenue was 59% and 63% for the three months ended January 31, 2003 and 2002, respectively. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the sale of security imaging technology products, which have lower cost of sales than most of the Company's other products.

     Cost of engineering sales was $3,507 for the three months ended January 31, 2003, compared to $5,231 for the same period last year. The total cost of engineering sales as a percentage of engineering revenue decreased to 64% for the three months ended January 31, 2003, from 123% for the same period last year. The decrease in cost as a percentage of engineering revenue for the three months ended January 31, 2003 was primarily attributable to improved cost management related to customer funded projects. In the previous year's quarter, the Company had several projects, which incurred cost overruns that were not reimbursable from its customers, resulting in costs exceeding revenues for the period.

     Research and product development expenses were $14,571 for the three months ended January 31, 2003, or 9% of total revenue, compared to $10,382 for the same period last year, or 14% of total revenue. The increase of $4,189 was due to the Company continuing to focus substantial resources in developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital X-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security imaging systems for a variety of applications. The Company is in the initial stages of testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, "carry-in" baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security needs in the United States and abroad.

     Selling and marketing expenses were $8,661 for the three months ended January 31, 2003, or 5% of total revenue, compared to $8,089 or 11% of total revenue for the same period last year. The increase of $572, was primarily associated with additional selling and marketing efforts by the Company's subsidiaries, Camtronics Medical Systems, Ltd. and B-K Medical Systems S/A.

     General and administrative expenses were $8,847, or 6% of total revenue, for the three months ended January 31, 2003, as compared to $6,827 or 9% of total revenue, for the same period last year. The increase of $2,020 was primarily attributable to increased salaries, bonuses paid and accrued, provisions made for the 401(k)/profit-sharing plan of approximately $900, approximately $500 in amortization related to acquired intangible assets, and approximately $300 related to incremental costs due to the acquisition of Sound Technology Inc.

     Interest income was $1,221 for the three months ended January 31, 2003, compared to $1,031 for the same period last year. The increase of $190 was due to higher invested cash balances partially offset by lower effective interest rates.

     The Company recorded a loss of $603 related to equity in unconsolidated affiliates for the three months ended January 31, 2003, as compared to a gain of $631 for the same period last year. The equity loss consists primarily of $321 and $437 reflecting the Company's share of losses in SAHCO and Cedara Software Corporation, respectively, partially offset by a gain in equity of $160 for the Company's share of profit in Enhanced CT Technologies LLC. For the three months ended January 31, 2002, the Company recorded a gain in equity of $227 and $418 reflecting the Company's share of profit in Cedara Software Corporation and Enhanced CT Technology LLC, respectively.

     Other income was $283 for the three months ended January 31, 2003, compared to a gain of $52 for the same period last year. Other income for the current quarter primarily represents currency exchange gains from the Company's Canadian subsidiary, versus currency exchange gain for the same period last year from the Company's Canadian and Danish subsidiaries.

     The effective tax rate for the three months ended January 31, 2003 was 38% versus 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax-exempt interest and the extraterritorial income exclusion as a percentage of pretax income.

     Net income for the three months ended January 31, 2003, was $21,256 or $1.61 per basic share and $1.59 per diluted share as compared to a net income of $605 or $0.05 per basic and diluted share for the same period last year. The increase in net income over the prior year was primarily the result of increased revenue and profit derived from the sales of EXACT systems.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet reflects a current ratio of 4.0 to 1 at January 31, 2003, and 2.9 to 1 at July 31, 2002. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company's debt to equity ratio was .26 to 1 at January 31, 2003, and .39 to 1 at July 31, 2002. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months.

     The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Canada and Europe.

     The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2003, due to the short maturities of these instruments.

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

     Cash flow provided from operations was $25,150 for the first six months of fiscal 2003 compared to $13,256 during the same period of the prior year. The increase in cash flows from operations of $11,894 during the first six months of fiscal 2003 over the prior year period resulted primarily from increases in net income of $47,192, offset by a significant reduction in advance payments and deferred revenue of $45,178 primarily related to the EXACT contract with L-3.

     Net cash used in investing activities was $12,427 for the first six months of fiscal 2003 compared to $13,205 for the same period last year. The decrease in net cash used of $778 was primarily due to reduced capital spending of $4,196 and $2,750 maturities of marketable securities which matured that the Company decided not to reinvest, offset by increased spending related to business acquisitions of $5,500.

     Net cash flow from financing activities was $91 for the first six months of fiscal 2003 versus a use of $2,422 for the prior year period. The increase in financing activities of $2,513 was primarily the result of issuance of stock pursuant to employee stock option and employee stock purchase plans.

     The Company's contractual obligations at January 31, 2003, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

                                                     LESS                             MORE
                                                     THAN                             THAN
CONTRACTUAL OBLIGATIONS                    TOTAL    1 YEAR   1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                   -------   ------   ---------   ---------   -------
Mortgage and notes payable..............  $ 6,402   $1,531    $  704      $  704     $3,463
Capital leases..........................      625      312       294          19
Operating leases(A).....................   10,610    2,475     4,722       1,128      2,285
Other commitments(B)....................    2,950    2,534       416
                                          -------   ------    ------      ------     ------
                                          $20,587   $6,852    $6,136      $1,851     $5,748
                                          =======   ======    ======      ======     ======

---------------

(A) Includes approximately $3.1 million of lease costs associated with the Haverhill facility funded by ramp-up monies received by the Company in connection with the EXACT system order.

(B) Includes approximately $3.0 million of commitments to suppliers for the production of raw materials and inventory components funded by ramp-up monies received by the Company in connection with the EXACT system order.

     The Company currently has approximately $30,000 in revolving credit facilities with various banks available for direct borrowings. As of January 31, 2003, there were no direct borrowings. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender through a provision of a credit facility for approximately $9,800.

BUSINESS ENVIRONMENT AND RISK FACTORS

  FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains statements, which, to the extent that they are not recitation of historical facts, constitute "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties, and actual events and results may differ significantly from those indicated in any forward-looking statements as a result of a number of important factors, including those discussed below and elsewhere herein.

  RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION WITH RESPECT TO ANALOGIC COMMON STOCK. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL, MAY ALSO IMPAIR OUR BUSINESS. ANY OF THESE COULD HAVE A MATERIAL AND NEGATIVE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. BECAUSE A SIGNIFICANT PORTION OF OUR REVENUE CURRENTLY COMES FROM A SMALL NUMBER OF CUSTOMERS, ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD HARM OUR OPERATING RESULTS.

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

     COMPETITION FROM EXISTING OR NEW COMPANIES IN THE MEDICAL AND SECURITY IMAGING TECHNOLOGY INDUSTRY COULD CAUSE US TO EXPERIENCE DOWNWARD PRESSURE ON PRICES, FEWER CUSTOMER ORDERS, REDUCED MARGINS, THE INABILITY TO TAKE ADVANTAGE OF NEW BUSINESS OPPORTUNITIES AND THE LOSS OF MARKET SHARE.

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

     UNCERTAINTIES AND ADVERSE TRENDS AFFECTING OUR INDUSTRY OR ANY OF OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our business depends primarily on a specific segment of the electronics industry, medical and security imaging technology products, which is subject to rapid technological change and pricing and margin pressure. This industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase and use of medical capital equipment could also affect our sales. Our customers' markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry in general, or any of our major customers in particular, may adversely affect our operating results. Our businesses outside the medical instrumentation technology product sector are subject to the same or greater technological and cyclical pressures.

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

     ONE STOCKHOLDER HAS A SUBSTANTIAL INTEREST IN ANALOGIC.

     As of January 31, 2003, the Bernard M. Gordon Charitable Remainder Unitrust owned approximately 27% of Analogic's outstanding Common Stock. Bernard M. Gordon, Chairman of the Board of Directors, Executive Chairman, President and Chief Executive Officer of Analogic, and Julian Soshnick, Vice President and General Counsel of Analogic, serve as trustees of this trust and have full power to vote or dispose of the shares held by the trust. The trust, based on its ownership interest in Analogic, has the ability to exert substantial influence over the actions of Analogic.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Canada and Europe.

     The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company's cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income, net for the six months ended January 31, 2003 was $2,358. An interest rate change of 10% would not have a material impact to the fair value of the portfolio or to future earnings.

     The Company's three largest customers for the fiscal year ended July 31, 2002, each of which is a significant and valued customer, were Philips, General Electric and L-3 Communications, which accounted for approximately 18%, 12%, and 9%, respectively, of product and engineering revenue. For the six months ended January 31, 2003, these customers, L-3 Communications, General Electric and Philips accounted for approximately 56%, 7%, and 3%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect upon the Company's business.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on January 17, 2003, the following proposals were adopted by the vote specified below:

                                                                       WITHHELD AUTHORITY
                                                                        TO VOTE FOR ALL
PROPOSAL                                                     FOR            NOMINEES
--------                                                  ----------   ------------------
1.  Election of Directors
 Bruce W. Steinhauer....................................  12,107,701          92,422
 Julian Soshnick........................................  10,291,121       1,909,002

                                                                                BROKER
                                                 FOR       AGAINST   ABSTAIN   NON-VOTES
                                              ----------   -------   -------   ---------
2.  Ratification of PricewaterhouseCoopers
    LLP Independent Auditors................  12,100,353   95,295      4,475       0
3.  Amendment to the Company's Employee
    Stock Purchase Plan.....................  11,943,631   88,959    167,533       0

     Please see the Company's Proxy Statement dated December 13, 2002 filed with the Securities and Exchange Commission in connection with this Annual Meeting for a description of the matters voted upon.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT                           DESCRIPTION
-------                           -----------
99.1      Certification of Chief Executive Officer Pursuant to 18
          U.S.C. Section 1350
99.2      Certification of Chief Financial Officer Pursuant to 18
          U.S.C. Section 1350

     (b) The Company did not file any reports on Form 8-K during the quarter ended January 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANALOGIC CORPORATION
                                          Registrant

  DATE: March 17, 2003                                         /s/ BERNARD M. GORDON
                                              --------------------------------------------------------
                                                                 Bernard M. Gordon
                                              Chairman of the Board of Directors, Executive Chairman,
                                                  President and Chief Executive Officer (Principal
                                                                 Executive Officer)

  DATE: March 17, 2003                                         /s/ JOHN J. MILLERICK
                                              --------------------------------------------------------
                                                                 John J. Millerick
                                                   Senior Vice President, Chief Financial Officer
                                                         and Treasurer (Principal Financial
                                                              and Accounting Officer)

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: March 17, 2003

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: March 17, 2003

                                 EXHIBIT INDEX

EXHIBITS

EXHIBIT   DESCRIPTION                                                   PAGE NO.
-------   -----------                                                   --------
 99.1     Certification of Chief Executive Officer pursuant to 18          30
          U.S.C. Section 1350.........................................
 99.2     Certification of Chief Financial Officer pursuant to 18          31
          U.S.C. Section 1350.........................................