Form 10-Q
period 2003-04-30
ANALOGIC CORP
filed 2003-06-13
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended             April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of Common Stock outstanding at June 4, 2003 was 13,421,684.

ANALOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	April 30, 2003	July 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$143,607	$123,168
Marketable securities, at market	44,344	58,621
Accounts and notes receivable, net of allowance for doubtful accounts of $2,841 at April 30, 2003 and $1,308 at July 31, 2002.	55,712	61,119
Inventories (Note 3)	62,686	65,128
Refundable and deferred income taxes	7,774	9,023
Other current assets	7,944	7,969

Total current assets	322,067	325,028
Property, plant and equipment, net	84,276	79,613
Investments in and advances to affiliated companies (Note 5)	6,050	8,619
Capitalized software, net	5,359	4,333
Goodwill (Note 6)	3,596	258
Intangible assets, net (Note 6)	15,588	5,836
Other assets	2,334	220

Total assets	$439,270	$423,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Mortgage and other notes payable	$1,389	$226
Obligations under capital leases	209	314
Accounts payable, trade	20,373	24,731
Accrued liabilities (Note 3)	24,800	17,267
Advance payments and deferred revenue (Note 3)	15,950	66,474
Accrued income taxes	9,018	2,487

Total current liabilities	71,739	111,499

Long-term liabilities:
Mortgage and other notes payable	3,895	4,069
Obligations under capital leases	243	337
Deferred revenue and other	595	745
Deferred income taxes	6,247	2,162

Total long-term liabilities	10,980	7,313

Commitments and guarantees (Note 13)

Stockholders’ equity:
Common stock, $.05 par	709	706
Capital in excess of par value	44,215	39,379
Retained earnings	321,744	277,074
Accumulated other comprehensive income	2,636	458
Treasury stock, at cost	(7,447)	(8,313)
Unearned compensation	(5,306)	(4,209)

Total stockholders’ equity	356,551	305,095

Total liabilities and stockholders’ equity	$439,270	$423,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net revenue:
Product	$93,667	$64,979	$373,715	$196,729
Engineering	4,949	5,988	16,804	17,726
Other	1,718	1,941	6,084	6,865

Total net revenue	100,334	72,908	396,603	221,320

Cost of sales:
Product	56,645	40,674	216,906	124,360
Engineering	3,802	5,620	12,205	17,474
Other	1,094	1,126	3,460	3,847
Asset impairment charges	—	—	—	8,883

Total cost of sales	61,541	47,420	232,571	154,564

Gross margin	38,793	25,488	164,032	66,756

Operating expenses:
Research and product development	14,591	9,222	40,539	29,766
Selling and marketing	8,965	8,200	25,757	24,641
General and administrative	8,328	6,905	25,260	21,681

	31,884	24,327	91,556	76,088

Income (loss) from operations	6,909	1,161	72,476	(9,332)

Other (income) expense:
Interest income	(1,302)	(980)	(3,811)	(3,250)
Interest expense	89	67	240	304
Equity in unconsolidated affiliates	203	688	1,792	(681)
Other	(641)	(16)	(1,122)	98

	(1,651)	(241)	(2,901)	(3,529)

Income (loss) before income taxes	8,560	1,402	75,377	(5,803)
Provision (benefit) for income taxes (Note 11)	2,122	(1,345)	27,512	(2,785)

Net income (loss)	$6,438	$2,747	$47,865	$(3,018)

Net income (loss) per common share: (Note 7)
Basic	$0.48	$0.21	$3.62	$(0.23)
Diluted	$0.48	$0.21	$3.59	$(0.23)
Weighted average shares outstanding: (Note 7)
Basic	13,290	13,112	13,225	13,107
Diluted	13,390	13,256	13,351	13,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$47,865	$(3,018)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,616	(4,134)
Depreciation and amortization	14,890	12,573
Allowance for doubtful accounts	1,572	415
Impairment of assets	—	8,883
Loss on sale of equipment	49	58
Equity (gain) loss in unconsolidated affiliates	1,792	(681)
Compensation from stock grants	984	733
Net changes in operating assets and liabilities (Note 10)	(35,333)	37,070

NET CASH PROVIDED BY OPERATING ACTIVITIES:	35,435	51,899

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	—	(9,500)
Return of investment from affiliated company	516	1,502
Acquisition of businesses, net of cash acquired (Note 4)	(13,000)	—
Additions to property, plant and equipment	(11,901)	(18,332)
Capitalized software	(2,048)	(1,767)
Proceeds from sale of property, plant and equipment	133	74
Maturities of marketable securities	13,915	11,585

NET CASH USED FOR INVESTING ACTIVITIES	(12,385)	(16,438)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(403)	(1,044)
Issuance of stock pursuant to stock options and employee stock purchase plan	3,058	1,079
Dividends paid to shareholders	(3,195)	(2,776)

NET CASH USED FOR FINANCING ACTIVITIES	(540)	(2,741)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,071)	861

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,439	33,581

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,168	46,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$143,607	$79,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share data)

1. Basis of presentation:

The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of operations for the three and nine months ended April 30, 2003, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2003, or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2002, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 25, 2002.

The financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2002, contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Stock-based compensation

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123” in the current fiscal year beginning with the quarter ended April 30, 2003. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of the Accounting Principle Board (“APB”) No. 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had adopted the fair value method described in SFAS 123, which uses the Black-Scholes option pricing model, it would have recognized stock-based employee compensation expense and the results of operations would have been reported as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net income (loss), as reported	$6,438	$2,747	$47,865	$(3,018)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	304	500	625	381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(754)	(1,747)	(1,950)	(1,336)

Pro forma net income (loss)	$5,988	$1,500	$46,540	$(3,973)

Earnings per share:
Basic-as reported	$0.48	$0.21	$3.62	$(0.23)
Basic-pro forma	0.45	0.11	3.52	(0.30)

Diluted-as reported	0.48	0.21	3.59	(0.23)
Diluted-pro forma	0.45	0.11	3.49	(0.30)

3. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	April 30, 2003	July 31, 2002
Inventories:
Raw materials	$36,813	$34,753
Work-in-process	13,712	19,882
Finished goods	12,161	10,493

	$62,686	$65,128

Accrued liabilities:
Accrued employee compensation and benefits	$13,252	$11,036
Accrued warranty ( Note 13)	8,261	3,554
Other	3,287	2,677

	$24,800	$17,267

Advance payments and deferred revenue:
Long-lead-time components (Note 14)	$900	$50,550
Ramp-up funds (Note 14)	5,369	7,943
Customer deposits	3,488	3,751
Deferred revenue	6,193	4,230

	$15,950	$66,474

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Business combinations:

During October 2002, Anrad Corporation, the Company’s wholly owned subsidiary located in Saint-Laurent, Quebec, purchased the remaining 52% of the outstanding common stock of FTNI, Inc. (“FTNI”) for $2,407 in cash. FTNI was founded by three Canadian companies in April 1997 to develop products for medical and industrial applications. Noranda Advanced Materials, which was one of the FTNI founders with a 48% ownership interest, was acquired by the Company in 1999 and renamed Anrad. With the purchase of the remaining shares of FTNI, Anrad has full ownership rights and access to FTNI’s basic technology and intellectual property. Upon completion of this transaction, Anrad’s total investment in FTNI amounted to approximately $2,746 of which approximately $2,019 was determined to be intellectual property and $727 represented the fair value of tangible net assets, primarily cash. The intellectual property will be amortized over its estimated useful life of five years. The supplemental pro-forma information disclosing the results of operations of the Company and FTNI on a combined basis has not been presented due to its immateriality.

On November 6, 2002, the Company’s newly formed subsidiary, Sound Technology, Inc. (“STI”), acquired certain assets and liabilities of the Sound Technology business unit, located in State College, PA, from Acuson Corporation, a wholly owned subsidiary of Siemens Corporation, for approximately $10,100 in cash. STI produces linear and tightly curved array ultrasound transducers and probes for a broad range of clinical applications that are supplied to medical equipment companies worldwide. The Company’s acquisition cost of $10,100 was subsequently reduced by approximately $200 reflecting post-closing purchase price adjustments. As a result, the net investment of $9,900 consists of approximately $ 2,800 of tangible net assets acquired and approximately $7,100 of intellectual property and other intangible assets. The intellectual property and other intangible assets will be amortized over their estimated useful life of five years. The supplemental pro-forma information disclosing the results of operations of the Company and STI on a combined basis has not been presented due to its immateriality.

Also, on November 6, 2002, the Company’s subsidiary, Camtronics Medical Systems, Ltd., acquired all the shares of VMI Medical, Inc. (“VMI”), of Ottawa, Canada. VMI is a medical information software company specializing in clinical database, workflow automation and business improvement solutions for children’s heart centers. VMI was acquired for approximately $2,000 in cash, payable over a two year period, and future contingent consideration, which will be based upon the combined companies achieving certain performance criteria over specific time periods. The future contingent purchase price at the date of acquisition was estimated to range from $5,000-$7,000. The Company has not recognized this future contingent purchase price on its books as an investment or future liability. Once the contingency is resolved and the consideration is determinable, the Company will then record this purchase price adjustment. The Company paid $2,000 in cash related to the acquisition, assumed approximately $1,400 in net liabilities and acquired intellectual property valued at $3,400. The supplemental pro-forma information disclosing the results of operations of the Company and VMI on a combined basis has not been presented due to its immateriality.

5. Investments in and advances to affiliated companies:

Summarized results of operations of the Company’s partially owned equity affiliates are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net revenue	$14,062	$7,724	$29,263	$22,397
Gross margin	7,085	6,188	14,783	17,005
Loss from operations before extraordinary items and discontinued operations	(1,086)	(3,290)	(6,672)	(3,023)
Net income (loss)	(1,017)	(1,215)	(6,584)	565

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Goodwill and intangible assets:

As of August 1, 2002, Analogic adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. In connection with the adoption of SFAS No. 142, the Company was required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS No. 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The Company assigned the entire balance of goodwill to Imaging Technology Products for the purpose of performing the transitional impairment test. The Company completed its transitional impairment assessment of goodwill during the first quarter ended October 31, 2002, and determined that goodwill was not impaired.

Goodwill increased from $258 at July 31, 2002 to $3,596 at April 30, 2003 due to the goodwill arising from the acquisition of 100% of VMI ($873), 19% of Cedara ($1,290), the remaining 52% of FTNI ($687) and the remaining 18% of Camtronics ($488). The entire goodwill balance is included within the Imaging Technology Products segment. None of the goodwill is deductible for tax purposes.

The following table reflects the unaudited net income, as adjusted, of the Company, giving effect to SFAS No. 142 as if it were adopted on August 1, 2001:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net income (loss), as reported	$6,438	$2,747	$47,865	$(3,018)
Add back goodwill amortization expense	—	85	—	153

Net income (loss), as adjusted	$6,438	$2,832	$47,865	$(2,865)

Basic earning (loss) per common share:
As reported	$0.48	$0.21	$3.62	$(0.23)
As adjusted	0.48	0.22	3.62	(0.22)
Diluted earning (loss) per common share:
As reported	$0.48	$0.21	$3.59	$(0.23)
As adjusted	0.48	0.21	3.59	(0.22)

Intangible assets at April 30, 2003 and July 31, 2002, which will continue to be amortized, consisted of the following:

	April 30, 2003			July 31, 2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable Intangible Assets:
Software Technology	$9,511	$2,385	$7,126	$7,018	$1,236	$5,782
Intellectual Property	9,346	884	8,462	100	46	54

	$18,857	$3,269	$15,588	$7,118	$1,282	$5,836

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The software technology increase from July 31, 2002 relates to the technology acquired as part of the VMI Medical, Inc. acquisition. The intellectual property increase from July 31, 2002 relates to intellectual property acquired as part of the STI acquisition of approximately $7,100 and FTNI acquisition of approximately $2,100.

The estimated future amortization expense related to current intangible assets for the three months remaining in the current fiscal year, and each of the five succeeding years, is expected to be as follows:

2003(Remaining 3 months)	$951
2004	3,761
2005	3,756
2006	3,756
2007	2,518
2008	846

7. Net income (loss) per share:

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the sum of the weighted average number of common stock outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended April 30,		Nine Months Ended January 31,
	2003	2002	2003	2002
Net income (loss)	$6,438	$2,747	$47,865	$(3,018)

Basic:			$47,865
Weighted average number of common shares outstanding	13,290	13,112	13,225	13,107

Net income (loss) per share	$0.48	$0.21	$3.62	$(0.23)

Diluted:
Weighted average number of common shares outstanding	13,290	13,112	13,225	13,107
Dilutive effect of stock options	100	144	126	—

Total	13,390	13,256	13,351	13,107

Net income (loss) per share	$0.48	$0.21	$3.59	$(0.23)

Options to purchase 22 and 20 shares of common stock with exercise prices greater than the average market price of the Company’s common stock during the three months ended April 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

Options to purchase 97 shares of common stock with exercise prices greater than the average market price of the Company’s common stock during the nine months ended April 30, 2003 were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive. In addition, because of the losses generated during the nine months ended April 30, 2002, options to purchase unvested restricted common stock were excluded from the computation of diluted earnings per share for the nine months ended April 30, 2002, because their inclusion would have been antidilutive.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Dividends:

The Company declared dividends of $.08 per common share on June 11, 2003, payable on July 9, 2003 to shareholders of record on June 25, 2003; and $.08 per common share on March 11, 2003, payable on April 8, 2003 to shareholders of record on March 25, 2003; and $.08 per common share on December 11, 2002, payable January 7, 2003 to shareholders of record on December 24, 2002; and $.08 per common share on October 15, 2002 payable November 12, 2002 to shareholders of record on October 29, 2002.

9. Comprehensive income (loss):

The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net income (loss)	$6,438	$2,747	$47,865	$(3,018)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) from marketable securities, net of taxes of ($72) and ($156), for the three months ended April 30, 2003 and 2002, and ($143) and $11 for the nine months ended April 30, 2003, and 2002	(111)	(237)	(219)	19
Foreign currency translation adjustment, net of taxes of $455 and $475 for the three months ended April 30, 2003 and 2002, and $1,574 and $234 for the nine months ended April 30, 2003 and 2002	695	725	2,398	355

Total comprehensive income (loss)	$7,022	$3,235	$50,044	$(2,644)

10. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Nine Months Ended April 30,
	2003	2002
Accounts and notes receivable	$6,446	$15,779
Accounts receivable from affiliates	1,926	(2,658)
Inventories	6,218	(5,535)
Other current assets	367	(1,347)
Other assets	(5,533)	139
Accounts payable, trade	(5,649)	3,034
Accrued liabilities	5,763	(3,035)
Advance payments and deferred revenue	(51,891)	31,514
Accrued income taxes	7,020	(821)

Net changes in operating assets and liabilities	$(35,333)	$37,070

11. Taxes:

The effective tax rate for the nine months ended April 30, 2003 was 36.5% versus 48% for the same period last year. This year’s rate calculation anticipates the effective tax rate based on the Company’s estimated annual operating results and reflects the benefits of the research and development credit, tax exempt interest and the

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extraterritorial income exclusion. Last year’s rate of 48% represents the actual effective tax rate for the nine months ended April 30, 2002. The 48% rate represents the results of the benefit derived from the net operating loss carry back as well as the benefits derived from tax exempt interest and the extraterritorial income exclusion. The effective tax rate for the nine months ended April 30, 2002 was based on the actual results for the nine-month period as opposed to a rate derived from estimated operating results for the full year because insignificant changes in the operating results for the balance of the year would have had a dramatic impact on the final effective tax rate.

12. Segment information:

The Company operates primarily within two segments within the electronics industry: Imaging Technology Products (consisting of medical and security imaging products) and Signal Processing Technology Products. Imaging Technology Products consist primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems. Signal Processing Technology Products consist of Analog to Digital (A/D) converters and supporting modules, and high-speed digital signal processors. The Company’s Corporate and Other represents the Company’s hotel business and net interest income. Assets of Corporate and Other consist primarily of the Company’s cash equivalents, marketable securities, fixed and other assets, not specifically identifiable. The table below presents information about the Company’s reportable segments:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Revenues:
Imaging technology products	$95,128	$64,049	$374,860	$189,793
Signal processing technology products	3,488	6,918	15,659	24,662
Corporate and other	1,718	1,941	6,084	6,865

Total	$100,334	$72,908	$396,603	$221,320

Income (loss) before income taxes:
Imaging technology products	$9,554	$1,388	$75,162	$5,425
Signal processing technology products (A)	(2,419)	(1,020)	(4,377)	(15,539)
Corporate and other	1,425	1,034	4,592	4,311

Total	$8,560	$1,402	$75,377	$(5,803)

	April 30, 2003	July 31. 2002
Identifiable assets:
Imaging technology products	$196,857	$184,381
Signal processing technology products	12,256	14,260
Corporate and other (B)	230,157	225,266

Total	$439,270	$423,907

(A)	Includes asset impairment charges on a pre-tax basis of $8,883 during the nine months ended April 30, 2002.
(B)	Includes cash equivalents and marketable securities of $176,870 and $174,336 at April 30,

2003, and July 31, 2002, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and guarantees:

During the third quarter of fiscal 2003, the Company commenced the construction of a 100,000 square foot addition to its headquarters building in Peabody, Massachusetts. This two-story addition will enable the Company to further consolidate its existing Massachusetts operations and to expand production capacity for its medical and security imaging system business. The building including fit-up is estimated to cost approximately $12,000 and will be financed by internally generated cash.

In November 2002, the Financial Accounting Standard Board (“FASB”) issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of agreements that the Company determined are within the scope of FIN 45.

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization, require the Company to indemnify directors of the Company and the Company’s by-laws require the Company to indemnify the present or former directors and officers of the Company, and also permit indemnification of other employees and agents of the Company for whom the Board of Directors from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Because no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of April 30, 2003.

The Company’s standard original equipment manufacturing and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2003.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2002, the Company acquired a 19% interest in Cedara Software Corporation (“Cedara”) of Mississauga, Ontario, Canada. As part of the Company’s investment agreement, the Company has guaranteed certain debt owed by Cedara to its bank lender through the provision of a credit facility with the Company’s principal bank for approximately $10,500 based upon Cedara’s funding requirements. To date, no claims have been asserted against the Company in connection with the guarantee of Cedara’s debt. Accordingly, the Company has no liabilities recorded in connection with the Cedara guarantee as of April 30, 2003.

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

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended April 30, 2003	Nine Months Ended April 30, 2003
Balance at the beginning of the period	$7,361	$3,554
Accrual for warranties issued during the period	2,344	8,855
Accrual related to pre-existing warranties (including changes in estimate)	(184)	(271)
Settlements made in cash or in kind during the period	(1,260)	(3,877)

Balance at the end of the period	$8,261	$8,261

14. Explosive Assessment Computed Tomography (“EXACT”) Systems Agreement:

The Company announced in April 2002 that it had entered into an agreement to supply up to 1,000 of its EXACT systems to L-3 Communications’ Security and Detection System division (“L-3”). The EXACT is the core system of L-3’s Examiner 3DX6000 certified Explosive Detection System that is being purchased by the United States Transportation Security Administration (“TSA”) and installed at major airports across the United States.

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

In December 2002, the Company received a purchase order from L-3 to deliver an additional 75 EXACT systems during the first four months of calendar 2003 for foreign and other anticipated orders. The Company shipped 69 of these systems as of April 30, 2003. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

The Company recorded cash received from L-3 for the purchase of long-lead-time inventory components in the advance payments and deferred revenue account within the liabilities section of the balance sheet. These payments are not recognized as revenue until the systems to which the inventory components relate have been shipped. As of April 30, 2003, the Company had a remaining balance of $900 recorded within advance payments and deferred revenue account related to long-lead purchases.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The agreement also provided for the Company to receive $22,000 of ramp-up funds for the purpose of leasing and fitting up a facility and ensuring the availability of key critical raw material and inventory components from suppliers to meet the production and volume requirements of this contract. These costs incurred and assets purchased have been fully reimbursed by L-3. The Company has not recorded any revenues, costs or assets related to these ramp-up funds. All cash received for ramp-up activities is recorded within the advance payments and deferred revenue account within the liability section of the balance sheet. These liabilities are reduced as the cash is spent on these activities. As of April 30, 2003, the Company had a balance of $5,369 of unexpended ramp-up funds recorded within the advance payments and deferred revenue account.

In addition to the $22,000 of ramp-up funds provided by L-3 on behalf of the TSA, the Company has spent approximately $5,700 of its own funds for the purchase of manufacturing and office equipment, which was capitalized during the nine months, ended April 30, 2003.

15. Recent accounting pronouncements:

In November 2002, the EITF reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. The Company does not expect that the pronouncement will have a material impact on its financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of assessing what effect, if any, the adoption of FIN 46 will have on its financial position and results of operations.

16. Subsequent event:

On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems, Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Position Emission Tomography (“PET”), a rapidly growing medical diagnostic imaging modality. PET scanning is a tool in the diagnosis and management of cancer, specifically for detecting early-stage tumors and determining tissue characteristics before and after treatment.

In addition the Company also received a convertible promissory note in the principal amount of $1,367 and an exclusive license of PDS technology for non-PET products. The convertible promissory note is convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. If converted, the Company’s equity interest would increase by 9%. Upon PDS achieving certain milestones, the exclusive license of PDS technology will revert back to PDS and the Company will receive a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock. The exercise of this warrant would increase the Company’s equity interest by 20%.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, in connection with this transaction, expended a total of $6,035 in cash. The Company’s current equity interest, the potential conversion of the promissory note into Series B Convertible Participating Preferred Stock, and the potential reversion of its exclusive technology license to PDS for the warrant could potentially result in the Company having a 40% equity interest in PDS. Additionally, under certain circumstances in the future, the Company may at its discretion, or may be required to, purchase the remaining 60% equity at its then fair value.

The Company will have three of the seats on PDS’s seven-person board of directors. The Company will account for this investment as an equity method investment due to the Company’s ability to exercise significant influence over operating and financial policies.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of Company’s financial condition and results of operations and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See “Business Environment and Risk Factors” beginning on page 24.

Critical Accounting Policies, Judgments, and Estimates:

The Company believes the following accounting policies involve the most difficult and interpretive judgments by managements.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software licenses, the Company recognizes revenue in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition.” The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation of the software remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Revenue related to the hotel operations is recognized as services are performed.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, performs ongoing credit evaluations and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collections issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated in a relatively few number of customers, a significant change in liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivables and future operating results.

Warranty Reserve

The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on specific warranty claims, historical data and engineering estimates, where applicable, revisions to the estimated warranty liability would be required. Such revisions could adversely affect the Company’s operating results.

Investments in and Advances to Affiliated Companies

The Company has several investments in affiliated companies related to areas of the Company’s strategic focus. The Company accounts for these investments using the equity method of accounting. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based on changes in the Company’s overall business strategy, the financial condition of the affiliated companies, market conditions and the industry and economic environment in which the entity operates. Adverse changes in market conditions or poor operating results of affiliated companies could result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

Goodwill, Intangible Assets, and Other Long-lived Assets

Intangible assets consist of goodwill, intellectual property, licenses, and capitalized software. Other long-lived assets consist primarily of property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. The carrying value of goodwill and other intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment. Factors which the Company considers important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The Company determines whether impairment has occurred based on gross expected future cash flows, and measures the amount of impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has ceased amortizing goodwill as of August 1, 2002 and will annually review the goodwill for potential impairment, as well as on an event-driven basis, using a fair value approach.

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. To the extent a valuation allowance is established, the Company must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes could be materially impacted.

Results of Operations

Nine Months Fiscal 2003 (04/30/03) vs. Nine Months Fiscal 2002 (04/30/02)

Product revenue for the nine months ended April 30, 2003 was $373,715 as compared to $196,729 for the same period last year, an increase of 90%. The increase of $176,986 was primarily due to an increase of $189,115 in sales of Imaging Technology Products, offset by a reduction in sales of Signal Processing Technology Products in the amount of $12,129 due primarily to lower demand for embedded multiprocessing equipment. Of the increased sales amount, $183,140 represents sales of EXACT systems and spare parts, $10,751 represents sales by the recently acquired subsidiary Sound Technology Inc. (“STI”), and $20,252 represents sales due to increased demand for the Company’s Data Acquisitions Systems. These medical and security imaging revenues were partially offset by a decrease of $25,028 primarily due to a reduction in sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

Engineering revenue for the nine months ended April 30, 2003 was $16,804 compared to $17,726 for the same period last year, a decrease of 5%. The decrease in engineering revenue was primarily due to a decrease in customer funding for projects for developing medical and security imaging equipment.

Other revenue of $6,084 and $6,865 represents revenue from the Hotel operation for the nine months ended April 30, 2003 and 2002, respectively. The decrease in revenue is attributable to lower occupancy due to the economic decline in the travel and lodging industries.

Cost of product sales was $216,906 and $124,360 for the nine months ended April 30, 2003 and 2002, respectively. Cost of product sales as a percentage of product revenue was 58% for the nine months ended April 30, 2003 compared to 63% for the same period last year. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the increased sales of security imaging technology products, which have lower cost of sales than most of the Company’s other products.

Cost of engineering sales was $12,205 for the nine months ended April 30, 2003 compared to $17,474 for the same period least year. The total cost of engineering sales as a percentage of engineering revenue decreased to 73% for the nine months ended April 30, 2003 from 99% for the nine months ended April 30, 2002. This percentage decrease was primarily attributable to license revenue recognized in the nine months ended April 30, 2003 for which there was no associated cost.

Research and product development expenses were $40,539 for the nine months ended April 30, 2003, or 10% of total revenue, as compared to $29,766, or 13% of total revenue, for the same period last year. The increase of $10,773 was due to the Company continuing to focus substantial resources in developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital X-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security imaging systems for a variety of applications. The Company is in the initial stages of testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, “carry-in” baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security needs in the United States and abroad.

Selling and marketing expenses were $25,757 for the nine months ended April 30, 2003, or 6% of the total revenue, as compared to $24,641 or 11% of total revenue for the same period last year. The increase of $1,116 is primarily associated with additional selling and marketing efforts by the Company’s subsidiaries, B-K Medical Systems A/S and Camtronics Medical Systems, Ltd.

General and administrative expenses were $25,260, or 6% of total revenue, for the nine months ended April 30, 2003 as compared to $21,681, or 10% of total revenue, for the same period last year. The increase of $3,579 was primarily attributable to increased salaries and bonuses paid and accrued of approximately $1,600, amortization of approximately $1,200 related to acquired intangible assets, and approximately $700 related to incremental costs due to the recent acquisition of Sound Technology Inc. and VMI Medical, Inc.

Interest income was $3,811 for the nine months ended April 30, 2003 as compared with $3,250 for the same period last year. The increase of $561 was primarily the result of higher invested cash balances partially offset by lower effective interest rates on short-term investments.

The Company recorded a loss of $1,792 related to equity in unconsolidated affiliates for the nine months ended April 30, 2003 as compared to a gain of $681 for the same period last year. The equity loss consists primarily of $814 and $1,085 reflecting the Company’s share of losses in Shenzhen Anke High-Tech Co., Ltd. (“SAHCO”) and Cedara Software Corp., respectively, for the nine months ended April 30, 2003, compared with a loss of $975 in SAHCO and a gain of $513 in Cedara Software Corp. for the same period last year. For the nine months ended April 30, 2003 and 2002, the Company also recorded a gain in equity of $159 and $1,235, respectively, reflecting the Company’s share of profit in Enhanced CT Technology LLC.

Other income was $1,122 for the nine months ended April 30, 2003 compared to a loss of $98 for the same period last year. Other income for the first nine months of fiscal 2003 represents primarily currency exchange gains from the Company’s Canadian subsidiary, versus currency exchange losses for the same period last year for the Company’s Canadian and Danish subsidiaries.

The effective tax rate for the nine months ended April 30, 2003 was 36.5% versus 48% for the same period last year. This year’s rate calculation anticipates the effective tax rate based on the Company’s estimated annual operating results and reflects the benefits of the research and development credit, tax exempt interest and the extraterritorial income exclusion. Last year’s rate of 48% represents the actual effective tax rate for the nine months ended April 30, 2002. The 48% rate represents the results of the benefits derived from the net operating loss carry-back, tax exempt interest and the extraterritorial income exclusion. The effective tax rate for the nine months ended April 30, 2002 was based on the actual results for the nine-month period as opposed to a rate derived from estimated operating results for the full year because insignificant changes in the operating results for the balance of the year would have had a dramatic impact on the final effective tax rate.

Net income for the nine months ended April 30, 2003 was $47,865 or $3.62 per basic share and $3.59 per diluted share as compared to a net loss of $3,018 or $ 0.23 per basic and diluted share for the same period last year. The increase in net income over the prior year’s period was primarily the result of increased revenue and profit derived from the sale of EXACT systems. The prior year’s loss included a pre-tax asset impairment charge of $8,883 related to certain assets of the Company’s Anatel subsidiary and its Test and Measurement division.

Results of Operations

Third Quarter Fiscal 2003 (04/30/03) vs. Third Quarter Fiscal 2002(04/30/02)

Product revenue for the three months ended April 30, 2003 was $93,667 compared to $64,979 for the same period last year, an increase of $28,688 or 44%. The increase was primarily due to $32,512 in sales of Imaging Technology Products offset by a decrease of $3,824 of sales of Signal Processing Technology Products due to lower demand for embedded multiprocessing equipment. Of the increased sales amount $22,325 represents sales of EXACT systems and spare parts, $5,677 represents sales by the recently acquired subsidiary STI, $4,976 represents sales due to increased demand for the Company’s Data Acquisitions Systems, and $7,517 represents sales of the Company’s cardiovascular and ultrasound products. These increases were partially offset by a decrease of $7,983 primarily due to a reduction of sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips and, to a lesser extent, a decline in sales of Direct Digital Radiography systems. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

Engineering revenue for the three months ended April 30, 2003 was $4,949 compared to $5,988 for the same period last year, a decrease of $1,039. The decrease in engineering revenue was primarily due to a decrease in customer funding for projects for developing medical and security imaging equipment.

Other revenues of $1,718 and $1,941 represent revenue from the Hotel operation for the three months ended April 30, 2003 and 2002, respectively. The decrease in revenues was attributable to lower occupancy due to the decline in the travel and lodging business.

Cost of product sales was $56,645 for the quarter ended April 30, 2003, compared to $40,674 for the same period last year. Cost of product sales as a percentage of product revenue was 60% and 63% for the three months ended April 30, 2003 and 2002, respectively. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the sale of security imaging technology products, which have lower cost of sales than most of the Company’s other products.

Cost of engineering sales was $3,802 for the three months ended April 30, 2003, compared to $5,620 for the same period last year. The total cost of engineering sales as a percentage of engineering revenue was 77% and 94% for the three months ended April 30, 2003 and 2002, respectively. In the prior year’s quarter, the Company had several projects which incurred cost overruns that were not reimbursable by its customers.

Research and product development expenses were $14,591 for the three months ended April 30, 2003, or 15% of total revenue, compared to $9,222, or 13% of total revenue, for the same period last year. The increase of $5,369 was due to the Company continuing to focus substantial resources in developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital X-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security imaging systems for a variety of applications. The Company is in the initial stages of testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, “carry-in” baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security needs in the United States and abroad.

Selling and marketing expenses were $8,965 for the three months ended April 30, 2003, or 9% of total revenue, compared to $8,200 or 11% of total revenue for the same period last year. The increase of $765, was primarily associated with additional selling and marketing efforts by the Company’s subsidiaries, B-K Medical Systems S/A and Camtronics Medical Systems, Ltd..

General and administrative expenses were $8,328, or 8% of total revenue, for the three months ended April 30, 2003, as compared to $6,905 or 9% of total revenue, for the same period last year. The increase of $1,423 was primarily attributable to increased salaries and related benefits of approximately $900, approximately $600 in amortization related to acquired intangible assets, approximately $600 related to incremental costs due to the acquisition of Sound Technology Inc. and VMI Medical, Inc., partially offset by an approximately $700 reduction in general operating expenses.

Interest income was $1,302 for the three months ended April 30, 2003, compared to $980 for the same period last year. The increase of $322 was due to higher invested cash balances partially offset by lower effective interest rates.

The Company recorded a loss of $203 related to equity in unconsolidated affiliates for the three months ended April 30, 2003, as compared to a loss of $688 for the same period last year. The equity loss consists primarily of $24 and $153 reflecting the Company’s share of losses in SAHCO and Cedara Software Corporation, respectively. For the three months ended April 30, 2002, the Company recorded a gain in equity of $286 and $410 reflecting the Company’s share of profit in Cedara Software Corporation and Enhanced CT Technology LLC, respectively, and a loss in equity of $1,308 reflecting the Company’s share of loss in SAHCO.

Other income was $641 for the three months ended April 30, 2003, compared to a gain of $16 for the same period last year. Other income for the current quarter represents primarily currency exchange gains from the Company’s Canadian subsidiary.

This year’s rate calculation anticipates the effective tax rate based on the Company’s estimated annual operating results and reflects the benefits of the research and development credit, tax exempt interest and the extraterritorial income exclusion. The effective tax rate for the three months ended April 30, 2003 was 25%, which includes an adjustment necessary to reflect the anticipated effective tax rate of 36.5% for the nine months period. The effective tax rate for the three months ended April 30, 2002 is a function of the effects of the change to a 48% effective tax rate for the nine-month period. The tax rate of 48% represents the results of the benefits derived from the net operating loss carry-back, tax exempt interest and the extraterritorial income exclusion.

Net income for the three months ended April 30, 2003, was $6,438 or $0.48 per basic share and diluted share as compared to a net income of $2,747 or $0.21 per basic and diluted share for the same period last year. The increase in net income over the prior year’s period was primarily the result of increased revenue and profit derived from the sales of EXACT systems.

Liquidity and Capital Resources

The Company’s balance sheet reflects a current ratio of 4.5 to 1 at April 30, 2003, and 2.9 to 1 at July 31, 2002. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .23 to 1 at April 30, 2003, and .39 to 1 at July 31, 2002. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months.

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

The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2003, due to the short maturities of these instruments.

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

Cash flows provided from operations was $35,435 for the nine months ended April 30, 2003. The cash flow generated was primarily due to net income from the nine month period of $47,865 plus the non-cash impact from depreciation and amortization of $14,890, a use of cash relating to the recognition of $51,891 of advanced payments and deferred revenue primarily related to the shipment of the EXACT systems, and offset by cash provided through the net reduction of the remaining working capital assets totaling approximately $16,558. Cash flows provided from operation was $51,899 for the nine months ended April 30, 2002. The cash flows generated were primarily due to the non-cash impact from depreciation, amortization and asset impairments totaling $21,456 and the cash generated of $31,450 from the increased advanced payments and deferred revenue related to the manufacturing of the EXACT systems.

Net cash used in investing activities was $12,385 for the first nine months of fiscal 2003 compared to $16,438 for the same period last year. The decrease in net cash used of $4,053 was primarily due to reduced capital spending of $6,431 and $2,330 of marketable securities which matured that the Company decided not to fully reinvest, partially offset by increased spending of $3,500 primarily related to business acquisitions.

Net cash flow used in financing activities was $540 for the first nine months of fiscal 2003 versus $2,741 for the prior year period. The decrease in financing activities of $2,201 was primarily the result of issuance of stock pursuant to employee stock option and employee stock purchase plans.

The Company’s contractual obligations at April 30, 2003, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual Obligations	Total	Less then 1 year	1-3 years	4-5 years	More than 5 years
Mortgage and notes payable	$6,293	$1,510	$704	$704	$3,375
Capital leases	527	251	273	3
Operating leases(A)	11,027	2,450	4,632	1,286	2,659
Other commitments(B)	13,097	12,681	416

	$30,944	$16,892	$6,025	$1,993	$6,034

(A)	Includes approximately $2,800 of lease costs associated with the Haverhill facility funded by ramp-up monies received by the Company in connection with the EXACT system order.
(B)	Includes approximately $1,700 of commitments to suppliers for the production of raw materials and inventory components funded by ramp-up monies received by the Company in connection with EXACT system orders; and approximately $11,400 remains of the original estimated cost of $12,000 related to the Company’s addition to its headquarters building in Peabody, Massachusetts.

The Company currently has approximately $30,700 in revolving credit facilities with various banks available for direct borrowings. As of April 30, 2003, there were no direct borrowings. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender through a provision of a credit facility for approximately $10,500.

Business Environment and Risk Factors

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements, which, to the extent that they are not recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties, and actual events and results may differ significantly from those indicated in any forward-looking statements as a result of a number of important factors, including those discussed below and elsewhere herein.

Risk Factors

You should carefully consider the risks described below before making an investment decision with respect to Analogic Common Stock. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business. Any of these could have a material and negative effect on our business, financial condition or results of operations.

Because a significant portion of our revenue currently comes from a small number of customers, any decrease in revenue from these customers could harm our operating results.

We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our net product and engineering revenue for our three largest customers in any of the last three fiscal years and the percentage of our total net sales to our ten largest customers in those years:

	Nine Months Ended April 30, 2003	Year Ended July 31,
		2002	2001	2000
L-3 Communications	49%	9%	1%	4%
General Electric	8%	12%	11%	10%
Toshiba	6%	4%	7%	9%
Philips	4%	18%	22%	16%
Ten largest customers as a group	79%	65%	62%	60%

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

We order raw materials and components to complete our customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronics components. If a significant shortage of raw materials or components were to occur, we may have to delay shipments or pay premium pricing, which would adversely affect our operating results. In some cases, supply shortages of particular components will substantially curtail production of products using these components. We are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results. We also depend on a small number of suppliers, some of whom are affiliated with customers or competitors and others of whom may be small, poorly financed companies, for many of the other raw materials and components that we use in our business. If we are unable to continue to purchase these raw materials and components from our suppliers, our operating results would be adversely affected. Because many of our costs are fixed, our margins depend on our volume of output at our facilities and a reduction in volume will adversely affect our margins.

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

Our business depends primarily on a specific segment of the electronics industry, medical and security imaging technology products, which is subject to rapid technological change and pricing and margin pressure. This industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase and use of medical capital equipment could also affect our sales. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry in general, or any of our major customers in particular, may adversely affect our operating results. Our businesses outside the medical instrumentation technology product sector are subject to the same or greater technological and cyclical pressures.

Our customers’ delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for their products could have a material adverse effect on our business.

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

These factors include:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;

•	introduction and market acceptance of our customers’ new products;

•	changes in demand for our customers’ existing products;

•	the timing of our expenditures in anticipation of future orders;

•	effectiveness in managing our manufacturing processes;

•	changes in competitive and economic conditions generally or in our customers’ markets;

•	changes in the cost or availability of components or skilled labor; and

•	foreign currency exposure

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

As of April 30, 2003, the Bernard M. Gordon Charitable Remainder Unitrust owned approximately 22% of Analogic’s outstanding Common Stock. Bernard M. Gordon, Chairman of the Board of Directors, Executive Chairman and Chief Executive Officer of Analogic, and Julian Soshnick, Vice President and General Counsel of Analogic, serve as trustees of this trust and have full power to vote or dispose of the shares held by the trust. The trust, based on its ownership interest in Analogic, has the ability to exert substantial influence over the actions of Analogic.

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

The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income, net for the nine months ended April 30, 2003 was $3,571. An interest rate change of 10% would not have a material impact to the fair value of the portfolio or to future earnings.

The Company’s three largest customers for the fiscal year ended July 31, 2002, each of which is a significant and valued customer, were Philips, General Electric and L-3 Communications, which accounted for approximately 18%, 12%, and 9%, respectively, of product and engineering revenue. For the nine months ended April 30, 2003, the Company’s three largest customers, L-3 Communications, General Electric and Toshiba, accounted for approximately 49%, 8%, and 6%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II—OTHER INFORMATION

Item 6 . Exhibits and Reports on Form 8—K

(a)	Exhibits

Exhibit	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	The Company did not file any reports on Form 8-K during the quarter ended

April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION Registrant

Date: June 13, 2003	/S/ BERNARD M. GORDON
Bernard M. Gordon Chairman of the Board of Directors, Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: June 13, 2003	/S/ JOHN J. MILLERICK
John J. Millerick Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Bernard M. Gordon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Analogic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ BERNARD M. GORDON
Bernard M. Gordon
Chairman of the Board of Directors, Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date:    June 13, 2003

CERTIFICATION

I, John J. Millerick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Analogic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JOHN J. MILLERICK
John J. Millerick
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:    June 13, 2003

EXHIBIT INDEX

Exhibits

Exhibit	Description	Page No.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	34

99.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350	35