Form 10-Q/A
period 2000-10-31
ANALOGIC CORP
filed 2003-10-29
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 on

FORM 10-Q/A

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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED OCTOBER 31, 2000

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended October 31, 2000 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (unaudited) for the three months ended October 31, 2000 and (ii) revise related disclosures included in the Form 10-Q.

On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, and condensed financial statements for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to reflect the application of the appropriate accounting principles to the recognition of software revenue by Camtronics Medical Systems, Ltd., a 81% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001. As restated, the Company’s financial results for the quarter ended October 31, 2000 reflect a reduction in revenues of $602,000, net income of $87,000, and diluted earnings per share of $0.01. See Note 2, “Restatement,” of the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

This Amendment amends Part I, Items 1 and 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q for the period ended October 31, 2000. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2000, as filed on June 4, 2001 with the Securities and Exchange Commission and the Company’s Form 10-Q for the three months ended October 31, 1999 as filed on December 13, 1999 with the Securities and Exchange Commission. This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

Part I. Financial Information

ITEM 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands) (unaudited)

	October 31, 2000	July 31, 2000
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$32,402	$29,132
Marketable securities, at market	83,052	87,242
Accounts and notes receivable, less allowance for doubtful accounts of $1,069 in fiscal 2001, and $1,010 in fiscal 2000	66,327	63,437
Inventories	68,797	62,326
Costs related to deferred revenue	202
Deferred income taxes	8,951	8,511
Other current assets	5,423	5,239

Total current assets	265,154	255,887
Property, plant and equipment, net	62,663	63,524
Investments in and advances to affiliated companies	5,006	4,855
Capitalized software, net	5,130	5,368
Costs related to deferred revenue	167
Other assets	3,296	3,567

Total Assets	$341,416	$333,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$364	$363
Obligations under capital leases	585	714
Accounts payable, trade	24,751	20,015
Accrued expenses	16,683	20,038
Deferred revenue	741
Advance payments and other	1,476
Accrued income taxes	2,949	1,780
Accrued dividends payable	902

Total current liabilities	48,451	42,910

Long-term liabilities:
Mortgage and other notes payable	5,061	5,265
Obligations under capital leases	332	374
Deferred revenue	215
Deferred income taxes	2,452	2,519
Excess of acquired net assets over cost, net	76	104
Minority interest in subsidiary	4,237	4,268

	12,373	12,530

Stockholders’ equity:
Common stock, $.05 par value	699	699
Capital in excess of par value	27,683	27,703
Retained earnings	269,495	266,127
Accumulated other comprehensive income	(2,867)	(2,118)
Treasury stock, at cost	(11,856)	(11,869)
Unearned compensation	(2,562)	(2,781)

Total stockholders’ equity	280,592	277,761

Total Liabilities and Stockholders’ Equity	$341,416	$333,201

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,
	2000	1999
	Restated
Net revenue:
Product	$71,133	$54,365
Engineering	5,743	5,395
Other	4,119	3,953

Total net revenue	80,995	63,713

Cost of sales:
Product	46,681	34,709
Engineering	4,000	3,874
Other	1,736	1,682

Total cost of sales	52,417	40,265

Gross margin	28,578	23,448

Operating expenses:
Research and product development	9,013	9,148
Selling and marketing	7,315	5,913
General and administrative	7,328	5,180

	23,656	20,241

Income from operations	4,922	3,207
Other (income) expense:
Interest income, net	(1,485)	(1,638)
Equity in unconsolidated affiliates	(811)	1,049
Other, net	384	107

	(1,912)	(482)

Income before income taxes and minority interest	6,834	3,689

Provision for income taxes	2,210	1,144
Minority interest	72	27

Net income	$4,552	$2,518

Net income per common share:
Basic	$0.35	$0.20
Diluted	0.35	0.20
Weighted average shares outstanding:
Basic	12,879	12,733
Diluted	12,932	12,792

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended October 31,
	2000	1999
	Restated
OPERATING ACTIVITIES:
Net Income	$4,552	$2,518
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	(375)	(565)
Depreciation and amortization	2,830	3,389
Minority interest in net income of consolidated subsidiaries	72	27
Allowance for doubtful accounts	59	77
Gain on sale of equipment	(23)	(5)
Excess of equity in gain (loss) of unconsolidated affiliates	(811)	1,049
Loss on investment	166
Compensation from stock grants	183	74
Net changes in operating assets and liabilities	(4,861)	(3,784)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	1,792	2,780

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies		(1,500)
Additions to property, plant and equipment	(2,290)	(2,646)
Capitalized software	497	(504)
Proceeds from sale of property, plant and equipment	57	8
Purchases of marketable securities		(5,805)
Maturities of marketable securities	4,400	5,210

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,664	(5,237)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(374)	(352)
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	63	409

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(311)	57

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(875)	523

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,270	(1,877)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,132	30,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,402	$28,140

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three months ended October 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2001, or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2000, included in the Company’s Form 10-K/A as filed with the SEC on June 4, 2001, and the Company’s Form 10-Q for the three months end October 31, 1999 as filed with the SEC on December 13, 1999.

The condensed financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2000, contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

The Company has restated its prior period condensed financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its 81% owned U.S. subsidiary Camtronics Medical Systems. The adjustments related to this issue resulted in a decrease in previously reported revenues of $602,000, net income of $87,000, and diluted earnings per share of $0.01, compared to the Company’s financial results previously reported for the quarter ended October 31, 2000.

Summarized below is a more detailed discussion of the restatement along with a comparison of the amounts previously reported on the condensed balance sheet and statements of operations in the Company’s Form 10-Q/A for the three months ended October 31, 2000.

In connection with the preparation of its Financial Statements for the fiscal year ended July 31, 2003, the Company concluded that its accounting for revenue at its Camtronics subsidiary did not meet required accounting standards. The Company has taken steps to ensure that Camtronics sales transactions will be properly accounted for in the future.

Camtronics previously accounted for all of its revenues in accordance with Staff Accounting Bulletin 101, “Revenue Recognition” (“SAB 101”). The Company has determined that Camtronics’ revenue recognition policy should be, in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, “Software Revenue Recognition”(“SOP 97-2”). Accordingly, certain revenues originally recorded in prior periods should have been deferred. In accordance with SAB 101, the Company had previously recognized revenue when the major components of software had been delivered, installed, and accepted by the customer. In the majority of sales transactions involved in the restatement, the customer has already installed and paid for the software it had accepted. As required by SOP 97-2, the Company will recognize the total revenue related to transactions involving software once all components are delivered, installed, and accepted by the customer.

Camtronics’ revenues are derived primarily from the sale of Digital Cardiac Information Systems. System sales revenues consist of the following components: computer software licenses, computer hardware, installation support, and sublicensed software. In addition, Camtronics generates revenues related to system sales for software support, hardware maintenance, training, consulting and other professional services.

Camtronics recognizes revenue in accordance with the provisions of SOP 97-2. SOP 97-2 requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the fair values of those elements or by use of the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement, which is determined by the price charged when that element is sold separately (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). Specifically, Camtronics determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which Camtronics charges for these services when sold apart from a software license, and the hardware and sublicensed software based on the prices for these elements when they are sold separately from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence of fair value for the remaining undelivered element is established.

Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and the amount of revenue recognition. Camtronics provides several models for the procurement of its digital cardiac information systems. The predominant model includes a perpetual software license agreement, project-related installation services, professional consulting services, computer hardware and sub-licensed software and software support.

Camtronics provides installation services, which include project-scoping services, conducting pre-installation audits detailed installation plans, actual installation of hardware components, and testing of all hardware and software installed at the customer site. Because installation services are deemed to be essential to the functionality of the software, software license and installation services fees are recognized upon completion of installation.

Camtronics also provides professional consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include additional database consulting, system configuration, project management, interfacing to existing systems, and network consulting. Professional consulting services generally are not deemed to be essential to the functionality of the software, and thus, do not impact the timing of the software license revenue recognition. Professional consulting service revenue is recognized as the services are performed.

Hardware and software maintenance fees are marketed under annual and multi-year arrangements and are recognized as revenue ratably over the contracted maintenance term.

Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues which had been invoiced, and paid in the majority of cases, related to delivered components of a multiple-element arrangement for which fair value has not been determined for components not yet delivered or accepted by the customer. Costs related to deferred revenue represents costs of goods sold and services provided and sales commission expenses.

Deferred Revenue and costs related to deferred revenue which have been classified within the Balance Sheet as long-term represent specific transactions where Camtronics has determined that it will not meet VSOE requirements for these transactions under SOP 97-2 within the next twelve calendar months

The following tables show the effect of the restatement on the Company’s Statement of Operations and Balance Sheet.

Statements of Operations: (in thousands, except for per share data)

	Three Months Ended October 31, 2000
	(unaudited)
	Previously Reported	Restated	Changes
Net revenue:
Product	$71,735	$71,133	$(602	)(a)
Engineering	5,743	5,743
Other	4,119	4,119
Interest and dividend income	1,543		(1,543	)(b)

Total net revenue	83,140	80,995	(2,145)

Cost of sales:
Product	46,571	46,681	110	(c)
Engineering	4,000	4,000
Other	1,736	1,736

Total cost of sales	52,307	52,417	110

Gross margin	30,833	28,578	(2,255)
Operating expenses:
Research and product development	9,573	9,013	(560	)(d)
Selling and marketing	7,366	7,315	(51	)(e)
General and administrative	7,328	7,328

	24,267	23,656	611
Income from operations	6,566	4,922	(1,644)
Other (income) expense:
Interest income, net	58	(1,485)	(1,543	)(f)
Equity in unconsolidated affiliates	(811)	(811)
Other, net	384	384

	(369)	(1,912)	1,543
Income before income taxes and minority interest	6,935	6,834	(101)
Provision for income taxes	2,212	2,210	(2	)(g)
Minority interest	84	72	(12	)(h)

Net income	$4,639	$4,552	$(87)

Net income per common share:
Basic	$0.36	$0.35	$(0.01)
Diluted	0.36	0.35	(0.01	)(i)
Weighted average shares outstanding:
Basic	12,879	12,879
Diluted	12,932	12,932

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$(602)

(b)	Net revenue: Interest and dividend income
	Reclassification not impacting net income	$(1,543)

(c )	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(450)
	Reclassification not impacting net income	$560

	Net increase	$110

(d)	Research and product development
	Reclassification not impacting net income	$560

(e)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$51

(f)	Interest income, net
	Reclassification not impacting net income	$1,543

(g)	Provision for income taxes
	Net decrease to provision due to above adjustments	$2

(h)	Minority interest
	Adjust minority interest due to above adjustments	$12

(i)	Net income per common share: Diluted
	Net effect to diluted earnings per share due to above adjustments	$(0.01)

Balance Sheets:

	October 31, 2000
	(in thousands)	(unaudited)
	Previously Reported	Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$32,402	$32,402
Marketable securities, at market	83,052	83,052
Accounts and notes receivable	66,327	66,327
Inventories	68,797	68,797
Costs related to deferred revenue		202	$202	(a)
Deferred income taxes	8,914	8,951	37	(b)
Other current assets	5,423	5,423

Total current assets	264,915	265,154	239
Property, plant and equipment, net	62,663	62,663
Investments in and advances to affiliated companies	5,006	5,006
Capitalized software, net	5,130	5,130
Costs related to deferred revenue		167	167	(c)
Other assets	3,296	3,296

Total Assets	$341,010	$341,416	$406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$364	$364
Obligations under capital leases	585	585
Accounts payable, trade	24,751	24,751
Accrued expenses	18,645	16,683	$(1,962	)(d)
Deferred revenue		741	741	(e)
Advance payments and other		1,476	1,476	(f)
Accrued income taxes	2,914	2,949	35	(g)
Accrued dividends payable	902	902

Total current liabilities	48,161	48,451	290

Long-term liabilities:
Mortgage and other notes payable	5,061	5,061
Obligations under capital leases	332	332
Deferred revenue		215	215	(h)
Deferred income taxes	2,452	2,452
Excess of acquired net assets over cost, net	76	76
Minority interest in subsidiary	4,249	4,237	(12	)(i)

	12,170	12,373	203

Stockholders’ equity:
Common stock, $.05 par value	699	699
Capital in excess of par value	27,683	27,683
Retained earnings	269,582	269,495	(87	)(j)
Accumulated other comprehensive income	(2,867)	(2,867)
Treasury stock, at cost	(11,856)	(11,856)
Unearned compensation	(2,562)	(2,562)

Total stockholders’ equity	280,679	280,592	(87)

Total liabilities and stockholders’ equity	$341,010	$341,416	$406

The increases (decreases) to the balance sheet components are due to the effect of the current period restatement for deferrals of revenue and related costs. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Costs related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$202

(b)	Deferred income taxes
	Deferred income tax related to deferred cost and revenue	$37

(c)	Costs related to deferred revenue (long-term)
	Deferred costs related to deferred revenue	$167

(d)	Accrued liabilities
	Accrued warranty costs related to deferred revenue	$(132)
	Reclassification not impacting net income	(1,830)

	Net decrease	$(1,962)

(e)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$387
	Reclassification not impacting net income	354

	Net increase	$741

(f)	Advance payments and other
	Reclassification not impacting net income	$1,476

(g)	Accrued income taxes
	Tax provision adjusted for the change to net income	$35

(h)	Deferred revenue (long-term)
	Reclassification not impacting net income	$215

(i)	Minority interest in subsidiary
	Adjust minority interest due to above adjustments	$(12)

(j)	Retained earnings
	Net effect to retained earnings from above adjustments	$(87)

3. Inventories:

The components of inventory are as follows:

	October 31, 2000	July 31, 2000
	(in thousands)
Raw materials	$36,137	$31,728
Work-in-process	21,694	20,724
Finished goods	10,966	9,874

	$68,797	$62,326

4. Investment in and Advances to Affiliated Companies:

During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People’s Republic of China, entered into separate agreements with four investors which resulted in these investors owning an 10.8% equity interest in the company. This transaction had the approval of Analogic Corporation and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. On January 18, 2001, the company name was changed from “Analogic Scientific, Inc.” to “Shenzhen Anke High-Tech Co., Ltd” (SAHCO).

At October 31, 2000, the Company has a 44.6% ownership of ASI with a carrying value of $3,750,000. The Company accounts for this investment under the equity method of accounting whereby the Company has adjusted the carrying amount to recognize the Company’s share of the earnings or losses, changes in its capital investment and dividends received by the Company. The Company receives financial information from ASI on a quarterly basis for use in accounting for the carrying value of the investment. Therefore, the Company must make adjustments to the financial information received to have it be in accordance with US generally accepted accounting principles (“GAAP”) due to the estimates, judgments and differences in local statutory and U.S. GAAP. The Company became aware of certain differences between local statutory and U.S. GAAP during the current quarter. The Company concluded that adjustments were necessary for prior periods resulting in a reduction in the Company’s investment of SAHCO of $2,375,000 at July 31, 2000 (or $1,808,000 net of tax effect) which reduced the carrying value of the Company’s investment at July 31, 2000 from $6,125,000 to $3,750,000 . Although this has the effect of decreasing the Company’s net profit by $42,000 in fiscal year 2000, it has no impact in the net profit for the quarter ended October 31, 1999. Additionally, these adjustments have no impact in the net profit for the quarter ended October 31, 2000.

To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. GAAP, the Company has decided to change its method of recording SAHCO financial results and will use the previous calendar quarters financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied calendar quarterly delay in recording its equity based accounting. As SAHCO uses a calendar fiscal year and Analogic uses a July 31(st) fiscal year-end, Analogic will use SAHCO’s first calendar quarter financial information in Analogic’s fourth fiscal quarter results, SAHCO’s second calendar quarter financial information in Analogic’s first fiscal quarter results, SAHCO’s third calendar quarter financial information in Analogic’s second fiscal quarter results, and SAHCO’s fourth calendar quarter financial information in Analogic’s third fiscal quarter results. Accordingly, the Company recognized its share of SAHCO previous calendar quarter profit of $414,000 (or $282,000 net of tax effect) in the three months ended October 31, 2000 and adjusted the beginning retained earnings by the $282,000. This change has no impact on fiscal year 2000.

5. Dividends:

The Company declared dividends of $.07 per common share on October 12, 2000, payable on November 10, 2000 to shareholders of record on October 27, 2000 and $.07 per common share on December 5, 2000, payable on January 9, 2001 to shareholders of record on December 26, 2000.

6. Comprehensive Income:

The following table presents the calculation of comprehensive income and its components for the three months ended October 31, 2000 and 1999:

	Three Months Ended October 31,
	(in thousands)
	2000	1999
	Restated
Net income	$4,552	$2,518
Other comprehensive income (loss) net of taxes:
Unrealized holding gains and losses, net of taxes of $83 and $289 for the three months ended October 31, 2000 and 1999	126	(644)
Foreign currency translation adjustment, net of taxes of $574 and $9 for the three months ended October 31, 2000 and 1999	(876)	20

Total comprehensive income	$3,802	$1,894

7. Net income per share:

The following table indicates the number of shares utilized in the earnings per share calculations for the three months ending October 31, 2000 and 1999, respectively.

	Three Months Ended October 31,
	2000	1999
	Restated
Net income	$4,552,000	$2,518,000

Basic:
Weighted average number of common shares outstanding	12,878,676	12,732,545

Net income per share	$0.35	$0.20

Diluted:
Weighted average number of common shares outstanding	12,878,676	12,732,545
Dilutive effect of stock options	53,472	59,663

Total	12,932,148	12,792,208

Net income per share	$0.35	$0.20

8. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities are as follows for the three months ended:

	October 31,
	(in thousands)
	2000	1999
	Restated
Accounts and notes receivable	$(2,313)	$(2,466)
Accounts receivable from affiliates	(636)	201
Inventories	(6,471)	(2,970)
Costs related to deferred revenue	(369)
Other current assets	(184)	(189)
Other assets	271	(115)
Accounts payable trade	4,736	2,764
Accrued expenses and other current liabilities	(981)	(1,369)
Accrued income taxes	1,086	360

Net changes in operating assets and liabilities	$(4,861)	$(3,784)

9. Segment information:

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

	Three Months Ended October 31,
	(in thousands)
	2000	1999
	Restated
Revenues:
Medical Instrumentation Technology Products	$72,141	$57,131
Corporate and Other	8,854	8,307

Total	$80,995	$65,438

Income (Loss) before income taxes and minority interest:
Medical Instrumentation Technology Products	$4,223	$1,771
Corporate and Other	2,611	1,918

Total	$6,834	$3,689

Identifiable Assets:
Medical Instrumentation Technology Products	$215,062	$190,731
Corporate and Other	126,354	125,993

Total	$341,416	$316,724

Item 2: Management’s discussion and analysis of results of operation and financial condition

The following information has been amended to reflect the revisions made to the Unaudited Condensed Consolidated Financial Statements as further discussed in Note 2, “Restatement.” This information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties.

Results of Operations

Three Months Fiscal 2001 (10/31/00) vs. Three Months Fiscal 2000 (10/31/99)

Product, service, engineering and licensing revenues for the three months ended October 31, 2000 were $76,876,000 as compared to $59,760,000 for the same period last year, an increase of 29%. The increase of $17,116,000 was due to an increase in sales of Medical Technology Products of $11,538,000 , 26% over prior year, primarily due to digital radiography systems and fully featured mid-range of Computed Tomography (CT) systems, an increase in sales of $3,951,000, 76% over prior year, in Industrial Technology Products due to strong demand for the Company’s high frequency, Automatic Test Equipment (ATE) boards, and an increase of sales in Signal Processing Technology Products of $1,627,000, 18% over prior year, due to the demand for its multi-processor systems used in some of the most advanced radar systems. Other operating revenue of $4,119,000 and $3,953,000 represents revenue from the Hotel operation for the three months ending October 31, 2000 and 1999, respectively.

The percentage of total cost of sales to total net sales for the three months of fiscal 2001 and fiscal 2000 was 65% and 64%, respectively. The increase was primarily due to higher manufacturing costs and product mix. Other cost of sales, which represents costs associated with the Hotel during the first three months of fiscal 2001 and 2000, were $1,736,000 and $1,682,000, respectively.

General and administrative expenses for the first three months of fiscal 2001 were $7,328,000, or 9% of total revenue, as compared to $5,180,000, or 8% of total revenue, for the same period last year. The increase of $2,148,000 was primarily due to higher personnel-related costs and general expenses to support the Company’s strategic plan.

Selling and marketing expenses were $7,315,000 and $5,913,000 for the three months of fiscal 2001 and 2000, respectively. The increase of $1,402,000 was primarily due to higher personnel and related selling activity costs associated with Camtronic’s selling their products directly versus historically selling through OEMs. Selling and marketing expenses as a percentage of total revenue were 9% for both the three months of fiscal 2001 and 2000, as a result of increased revenue.

Research and product development expenses were $9,013,000 for the first three months of fiscal 2001, or 11% of total revenue, as compared to $9,148,000 for the same period of prior year or 15% of total revenue. The decrease of $135,000 was primarily due to computer software cost capitalized during the period.

Computer software costs of $729,000 and $504,000 were capitalized in the first three months of fiscal 2001 and 2000, respectively. Amortizations of capitalized software amounted to $560,000 and $463,000 in the first three months of fiscal 2001 and 2000, respectively, and are reported within the Company cost of sales.

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

The Company recognized a loss of approximately $166,000 during the first three months of fiscal 2001 on the value of the restricted securities it received during fiscal 2000, as final distribution in a publicly traded company from a limited partnership, and is reported in other loss in the statements of income.

The effective tax rate for the first quarter of fiscal 2001 and 2000 was 32% and 31%, respectively.

Net income for the three months ended October 31, 2000 was $4,552,000 or $.35 per diluted share as compared with $2,518,000 or $.20 per share for the same period last year. The increase was primarily related to sales volume across all the product lines.

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

During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People’s Republic of China, entered into separate agreements with four investors which resulted in these investors owning an 10.8% equity interest in the company. This transaction had the approval of Analogic Corporation and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. On January 18, 2001, the company name was changed from “Analogic Scientific, Inc.” to “Shenzhen Anke High-Tech Co., Ltd” (SAHCO).

At October 31, 2000, the Company has a 44.6% ownership of ASI with a carrying value of $3,750,000. The Company accounts for this investment under the equity method of accounting whereby the Company has adjusted the carrying amount to recognize the Company’s share of the earnings or losses, changes in its capital investment and dividends received by the Company. The Company receives financial information from ASI on a quarterly basis for use in accounting for the carrying value of the investment. Therefore, the Company must make adjustments to the financial information received to have it be in accordance with US generally accepted accounting principles (“GAAP”) due to the estimates, judgments and differences in local statutory and U.S. GAAP. The Company became aware of certain differences between local statutory and U.S. GAAP during the current quarter. The Company concluded that adjustments were necessary for prior periods resulting in a reduction in the Company’s investment of SAHCO of $2,375,000 at July 31, 2000 (or $1,808,000 net of tax effect) which reduced the carrying value of the Company’s investment at July 31, 2000 from $6,125,000 to $3,750,000. Although this has the effect of decreasing the Company’s net profit by $42,000 in fiscal year 2000, it has no impact in the net profit for the quarter ended October 31, 1999. Additionally, these adjustments have no impact in the net profit for the quarter ended October 31, 2000.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) During the quarter ended October 31, 2000, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

/s/JOHN W. WOOD Jr.
John W. Wood Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:  October 27, 2003

/s/JOHN J. MILLERICK
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial
and Accounting Officer)

Date:  October 27, 2003

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350