Form 10-Q/A
period 2001-01-31
ANALOGIC CORP
filed 2003-10-29
CIK 6284

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

((978) 977-3000

Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The number of shares of Common Stock outstanding at February 28, 2001 was 12,976,974.

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED JANUARY 31, 2001

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended January 31, 2001 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (unaudited) for the three months ended January 31, 2001 and (ii) revise related disclosures included in the Form 10-Q.

On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, and condensed financial statements for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to reflect the application of the appropriate accounting principles to the recognition of software revenue by Camtronics Medical Systems, Ltd., a 81% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001. As restated, the Company’s financial results for the three months ended January 31, 2001 reflect a reduction in revenues of $1,521,000, net income of $301,000, and diluted earnings per share of $0.02 and for the six months ending January 31,2001 reflects a reduction in revenue of $2,123,000, net income of $388,000 and diluted earning per share of $0.03. See Note 2, “Restatement,” of the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

This Amendment amends Part I, Items 1 and 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q for the period ended January 31, 2001. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2000, as filed on June 4, 2001 with the Securities and Exchange Commission and the Company’s Form 10-Q for the six months ended January 31, 2000 as filed with the Securities and Exchange Commission on March 16, 2000. This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

Part I. Financial Information

ITEM 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands) (unaudited)

	January 31, 2001	July 31, 2000
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$30,396	$29,132
Marketable securities, at market	82,506	87,242
Accounts and notes receivable net of allowance for doubtful accounts $1,101 in fiscal 2001, and $1,010 in fiscal 2000	63,290	63,437
Inventory	72,749	62,326
Deferred income taxes	7,938	8,511
Other current assets	5,527	5,239

Total current assets	262,406	255,887
Property, plant and equipment, net	64,330	63,524
Investments in and advances to affiliated companies	3,893	4,855
Capitalized software, net	5,602	5,368
Costs related to deferred revenue	1,268
Other assets	4,264	3,567

Total assets	$341,763	$333,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$366	$363
Obligations under capital leases	452	714
Accounts payable, trade	18,241	20,015
Accrued expenses	19,391	17,268
Deferred revenue	1,202	1,968
Advance payments and other	1,354	802
Accrued income taxes	838	1,780

Total current liabilities	41,844	42,910

Long-term liabilities:
Mortgage and other notes payable	5,007	5,265
Obligations under capital leases	289	374
Deferred revenue	2,008
Deferred income taxes	2,440	2,519
Excess of acquired net assets over cost, net	47	104
Minority interest in subsidiary	3,979	4,268

	13,770	12,530

Stockholders’ equity:
Common stock, $.05 par value	703	699
Capital in excess of par value	31,462	27,703
Retained earnings	272,784	266,127
Accumulated other comprehensive income	(1,220)	(2,118)
Treasury stock, at cost	(11,709)	(11,869)
Unearned compensation	(5,871)	(2,781)

Total stockholders’ equity	286,149	277,761

Total liabilities and stockholders’ equity	$341,763	$333,201

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2001	2000	2001	2000
	Restated		Restated
Net revenue:
Product	$81,184	$57,488	$152,317	$111,853
Engineering	6,325	5,056	12,068	10,451
Other	2,638	2,471	6,757	6,424

Total net revenue	90,147	65,015	171,142	128,728

Costs of sales:
Product	51,989	36,413	98,670	71,122
Engineering	6,031	4,862	10,031	8,736
Other	1,496	1,306	3,232	2,988

Total cost of sales	59,516	42,581	111,933	82,846

Gross margin	30,631	22,434	59,209	45,882

Operating expenses:
Research and product development	9,384	8,886	18,397	18,034
Selling and marketing	7,855	6,374	15,170	12,287
General and administration	7,665	6,153	14,993	11,333

	24,904	21,413	48,560	41,654

Income from operations	5,727	1,021	10,649	4,228

Other (income) expense:
Interest and dividend income, net	(1,455)	(1,377)	(2,940)	(3,015)
Equity in net loss of unconsolidated affiliates	950	760	139	1,809
Other, net	38	(154)	422	(47)

	(467)	(771)	(2,379)	(1,253)

Income before income taxes and minority interest	6,194	1,792	13,028	5,481
Provision for income taxes	2,029	556	4,239	1,700
Minority interest in net income of consolidated subsidiary	(26)	48	46	75

Net income	$4,191	$1,188	$8,743	$3,706

Earnings per common share
Basic	$0.33	$0.09	$0.68	$0.29
Diluted	0.32	0.09	0.67	0.29

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended January 31,
	2001	2000
	Restated
OPERATING ACTIVITIES:
Net Income	$8,743	$3,706
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	626	(1,058)
Depreciation and amortization	7,085	6,800
Minority interest in net income of consolidated subsidiaries	46	75
Allowance for doubtful accounts	91	271
(Gain) loss on sale of equipment	(36)	(6)
Excess of equity in (gain) loss of unconsolidated affiliates	139	1,809
(Gain) loss on investment	332
Compensation from stock grants	403	245
Net changes in operating assets and liabilities	(12,341)	(6,566)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,088	5,276

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies		(2,750)
Additions to property, plant and equipment	(7,477)	(6,475)
Capitalized software	(746)	(1,381)
Proceeds from sale of property, plant and equipment	78	9
Purchases of marketable securities		(7,805)
Maturities of marketable securities	6,455	8,885

NET CASH USED IN INVESTING ACTIVITIES	(1,690)	(9,517)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(602)	(558)
Issuance of common stock pursuant to stock options and employee stock purchase plan	414	924
Dividends paid to shareholders	(1,805)	(891)

NET CASH USED IN FINANCING ACTIVITIES	(1,993)	(525)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(141)	(174)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,264	(4,940)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,132	30,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,396	$25,077

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the six months ended January 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2001, or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2000, included in the Company’s Form 10-K/A as filed with the SEC on June 4, 2001 and the Company’s Form 10-Q for the six months ended January 31, 2000 as filed with the SEC on March 16, 2000.

The condensed financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2000, contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

The Company has restated its prior period condensed financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its 81% owned U.S. subsidiary Camtronics Medical Systems, Ltd. As restated, the Company’s financial results for the quarter ended January 31, 2001 reflect a reduction in revenues of $1,521,000, net income of $301,000, and diluted earnings per share of $0.02, and for the six months ending January 31,2001 reflects a reduction in revenue of $2,123,000, net income $388,000 and diluted earnings per share of $0.03, compared to the Company’s financial results previously reported for the three and six months ended January 31, 2001.

Summarized below is a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the condensed balance sheet and statements of operations in the Company’s Form 10-Q/A for the three and six months ended January 31, 2001.

In connection with the preparation of its Financial Statements for the fiscal year ended July 31, 2003 the Company concluded that its accounting for revenue at its Camtronics subsidiary did not meet required accounting standards. The Company has taken steps to ensure that Camtronics sales transactions will be properly accounted for in the future.

Camtronics previously accounted for all of its revenues in accordance with Staff Accounting Bulletin 101, “Revenue Recognition” (“SAB 101”). The Company has determined that Camtronics’ revenue recognition policy should be in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, “Software Revenue Recognition”(“SOP 97-2”). Accordingly, certain revenues originally recorded in prior periods should have been deferred. In accordance with SAB 101, the Company had previously recognized revenue when the major components of software had been delivered, installed, and accepted by the customer. In the majority of sales transactions involved in the restatement, the customer has already installed and paid for the software it had accepted. As required by SOP 97-2, the Company will recognize the total revenue related to transactions involving software once all components are delivered, installed, and accepted by the customer.

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

Deferred Revenue and costs related to deferred revenue which have been classified within the Balance Sheet as long-term represent specific transactions where Camtronics has determined that it will not meet VSOE requirements for these transactions under SOP 97-2 within the next twelve calendar months.

The following tables show the effect of the restatement on the Company’s Statement of Operations and Balance Sheet.

Statements of Operations: (in thousands, except per share data)

	Three Months Ended January 31, 2001
	(unaudited)
	Previously Reported	Restated	Changes
Net revenue:
Product	$82,705	$81,184	$(1,521	)(a)
Engineering	6,325	6,325
Other	2,638	2,638

Total net revenue	91,668	90,147	(1,521)

Costs of sales:
Product	52,421	51,989	(432	)(b)
Engineering	6,031	6,031
Other	1,496	1,496

Total cost of sales	59,948	59,516	(432)

Gross margin	31,720	30,631	(1,089)

Operating expenses:
Research and product development	9,920	9,384	(536	)(c)
Selling and marketing	7,936	7,855	(81	)(d)
General and administration	7,665	7,665

	25,521	24,904	(617)

Income from operations	6,199	5,727	(472)

Other (income) expense:
Interest and dividend income, net	(1,455)	(1,455)
Equity in net loss of unconsolidated affiliates	950	950
Other, net	38	38

	(467)	(467)

Income before income taxes and minority interest	6,666	6,194	(472)
Provision for income taxes	2,140	2,029	(111	)(e)
Minority interest in net income of consolidated subsidiary	34	(26)	(60	)(f)

Net income	$4,492	$4,191	$(301)

Earnings per common share
Basic	$0.35	$0.33	$(0.02)
Diluted	0.34	0.32	(0.02	)(g)

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$(1,521)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(968)
	Reclassification not impacting net income	536

	Net decrease	$(432)

(c)	Research and product development
	Reclassification not impacting net income	$(536)

(d)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$(81)

(e)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(111)

(f)	Minority interest in net income of consolidated subsidiary
	Adjust minority interest due to above adjustments	$(60)

(g)	Earnings per common share: Diluted
	Net effect to diluted earnings per share from above adjustments	$(0.02)

Statements of Operations: (in thousands, except per share data)

	Six Months Ended January 31, 2001
	(Unaudited)
	Previously Reported	Restated	Changes
Net revenue:
Product	$154,440	$152,317	$(2,123	)(a)
Engineering	12,068	12,068
Other	6,757	6,757

Total net revenue	173,265	171,142	(2,123)

Costs of sales:
Product	98,992	98,670	(322	)(b)
Engineering	10,031	10,031
Other	3,232	3,232

Total cost of sales	112,255	111,933	(322)

Gross margin	61,010	59,209	(1,801)

Operating expenses:
Research and product development	19,493	18,397	(1,096	)(c)
Selling and marketing	15,302	15,170	(132	)(d)
General and administration	14,993	14,993

	49,788	48,560	(1,228)

Income from operations	11,222	10,649	(573)

Other (income) expense:
Interest and dividend income, net	(2,940)	(2,940)
Equity in net loss of unconsolidated affiliates	139	139
Other, net	422	422

	(2,379)	(2,379)

Income before income taxes and minority interest	13,601	13,028	(573)
Provision for income taxes	4,352	4,239	(113	)(e)
Minority interest in net income of consolidated subsidiary	118	46	(72	)(f)

Net income	$9,131	$8,743	$(388)

Earnings per common share
Basic	$0.71	$0.68	$(0.03)
Diluted	0.70	0.67	(0.03	)(g)

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$(2,123)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(1,418)
	Reclassification not impacting net income	1,096

	Net decrease	$(322)

(c)	Research and product development
	Reclassification not impacting net income	$(1,096)

(d)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$(132)

(e)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(113)

(f)	Minority interest in net income of consolidated subsidiary
	Adjust minority interest due to above adjustments	$(72)

(g)	Earnings per common share: Diluted
	Net effect to diluted earnings per share from above adjustments	$(0.03)

Balance Sheets:

	January 31, 2001
	(in thousands)	(Unaudited)
	Previously Reported	Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$30,396	$30,396
Marketable securities, at market	82,506	82,506
Accounts and notes receivable net of allowance for doubtful accounts	63,290	63,290
Inventory	72,749	72,749
Deferred income taxes	7,743	7,938	195	(a)
Other current assets	5,527	5,527

Total current assets	262,211	262,406	195
Property, plant and equipment, net	64,330	64,330
Investments in and advances to affiliated companies	3,893	3,893
Capitalized software, net	5,602	5,602
Costs related to deferred revenue		1,268	1,268	(b)
Other assets	4,264	4,264

Total assets	$340,300	$341,763	$1,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Mortgage and other notes payable	$366	$366
Obligations under capital leases	452	452
Accounts payable, trade	18,241	18,241
Accrued expenses	22,114	19,391	(2,723	)(c)
Deferred revenue		1,202	1,202	(d)
Advance payments and other		1,354	1,354	(e)
Accrued income taxes	756	838	82	(f)

Total current liabilities	41,929	41,844	(85)

Long-term liabilities:
Mortgage and other notes payable	5,007	5,007
Obligations under capital leases	289	289
Deferred revenue		2,008	2,008	(g)
Deferred income taxes	2,440	2,440
Excess of acquired net assets over cost, net	47	47
Minority interest in subsidiary	4,051	3,979	(72	)(h)

	11,834	13,770	1,936

Stockholders’ equity:
Common stock, $.05 par value	703	703
Capital in excess of par value	31,462	31,462
Retained earnings	273,172	272,784	(388	)(i)
Accumulated other comprehensive income	(1,220)	(1,220)
Treasury stock, at cost	(11,709)	(11,709)
Unearned compensation	(5,871)	(5,871)

Total stockholders’ equity	286,537	286,149	(388)

Total liabilities and stockholders’ equity	$340,300	$341,763	$1,463

The increases (decreases) to the balance sheet components are due to current period recognition of the effect of the current period restatement for deferrals of revenue and related costs and the cumulative effect at the beginning of the quarter for the restatements of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Deferred income taxes
	Deferred costs related to deferred cost and revenue	$195

(b)	Costs related to deferred revenue (long-term)
	Deferred costs related to deferred revenue	$1,268

(c)	Accrued expense
	Reclassification not impacting net income	$(2,441)
	Accrued warranty costs related to deferred revenue	(282)

	Net decrease	$(2,723)

(d)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$115
	Reclassification not impacting net income	1,087

	Net increase	$1,202

(e)	Advance payments and other
	Reclassification not impacting net income	$1,354

(f)	Accrued income taxes
	Tax provision adjusted for the change to net income	$82

(g)	Deferred revenue (long-term)
	Deferred revenue classified as long-term	$2008

(h)	Minority interest in subsidiary
	Adjust minority interest due to above adjustments	$(72)

(i)	Retained earnings
	Net effect to retained earnings from above adjustments	$(388)

3. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the periods indicated:

	January 31, 2001	July 31, 2000
	(in thousands)
Inventory:
Raw materials	$41,491	$31,728
Work-in-process	19,648	20,724
Finished goods	11,610	9,874

	$72,749	$62,326

Accrued expenses (Restated):
Accrued employee compensation and benefits	$10,245	$10,562
Accrued warranty	3,428	3,636
Other	5,718	5,840

	$19,391	$20,038

4. Investment in and Advances to Affiliated Companies:

During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People’s Republic of China, entered into separate agreements with four investors which resulted in these investors buying an 10.8% equity interest in ASI. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company’s ownership in ASI was reduced to 44.6%. On January 18, 2001, the company name was changed from “Analogic Scientific, Inc.” to “Shenzhen Anke High-Tech Co., Ltd” (SAHCO).

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

5. Dividends:

The Company declared dividends of $ .07 per common share on March 15, 2001, payable on April 12, 2001 to shareholders of record on March 29, 2001, $.07 per common share on December 5, 2000, payable on January 9, 2001 to shareholders of record on December 26, 2000 and $ .07 per common share on October 12, 2000, payable on November 10, 2000 to shareholders of record on October 27, 2000.

6. Comprehensive Income:

The following table presents the calculation of comprehensive income and its components for the three and six months ended January 31, 2001 and 2000:

	Three Months Ended January 31,		Six Months Ended January 31,
	2001	2000	2001	2000
	Restated		Restated
	(in thousands)		(in thousands)
Net Income	$4,191	$1,188	$8,743	$3,706
Other comprehensive income (loss) net of tax:
Unrealized holding gains and losses, net of taxes of $597,000 and $245,000 for the three months ended January 31, 2001 and 2000 and $680,000 and $534,000 for the six months ended January 31, 2001 and 2000	913	(545)	1,039	(1,189)
Foreign currency translation adjustment, net of taxes of $485,000 and $268,000 for the three months ended January 31, 2001 and 2000, and$89,000 and $259,000 for the six months ended January 31, 2001 and 2000	735	(598)	(141)	(578)

Total comprehensive income	$5,839	$45	$9,641	$1,939

7. Net income per share:

The following table indicates the number of shares utilized in the earnings per share calculations for the three and six months ended January 31, 2001 and 2000, respectively:

	Three Months Ended January 31,		Six Months Ended January 31,
	2001	2000	2001	2000
	Restated		Restated
Net income	$4,191,000	$1,188,000	$8,743,000	$3,706,000

Basic:
Weighted average number of common shares outstanding	12,906,106	12,811,208	12,892,049	12,771,893

Net income per share	$0.33	$0.09	$0.68	$0.29

Diluted:
Weighted average number of common shares outstanding	12,906,106	12,811,208	12,892,049	12,771,893
Dilutive effect of stock options	99,085	33,106	76,279	46,385

Total	13,005,191	12,844,314	12,968,328	12,818,278

Net income per share	$0.32	$0.09	$0.67	$0.29

8. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities are as follows for the six months ending January 31, 2001 and 2000, respectively:

	Six Months Ended January 31,
	2001	2000
	Restated
	(in thousands)
Accounts and notes receivable	$56	$6,758
Inventories	(10,423)	(10,699)
Costs related to deferred revenue	(1,268)
Other current assets	(288)	137
Other assets	(697)	(264)
Accounts payable trade	(1,774)	1,055
Accrued expenses and other current liabilities	3,663	(41)
Accrued income taxes	(1,610)	(3,512)

Net changes in operating assets and liabilities	$(12,341)	$(6,566)

9. Segment information:

The Company’s operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that both manufacture and market products for medical and industrial use. The other segment represents the Company’s hotel operation, and other Company’s operations, which do not meet the materiality requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and thus are not required to be separately disclosed. The table below presents information about the Company’s reportable segments for the periods presented below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2001	2000	2001	2000
	Restated		Restated
	(in thousands)		(in thousands)
Revenues:
Medical Instrumentation Technology Products	$81,214	$59,845	$153,356	$116,976
Corporate and Other	8,933	5,170	17,786	11,752

Total	$90,147	$65,015	$171,142	$128,728

Income before income taxes and minority interest:
Medical Instrumentation Technology Products	$4,361	$986	$8,170	$2,757
Corporate and Other	1,833	806	4,858	2,724

Total	$6,194	$1,792	$13,028	$5,481

	January 31, 2001	July 31, 2000
	Restated
Identifiable Assets:
Medical Instrumentation Technology Products	$213,354	$212,634
Corporate and Other, including Cash and Marketable Securities	128,409	120,567

Total	$341,763	$333,201

ANALOGIC CORPORATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following information has been amended to reflect the revisions made to the Unaudited Condensed Consolidated Financial Statements as further discussed in Note 2, “Restatement.” This information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below.

Results of Operations

Six Months Fiscal 2001 (01/31/01) vs. Six Months Fiscal 2000 (01/31/00)

Product revenue for the six months ended January 31, 2001 was $152,317,000 as compared to $111,853,000 for the same period last year, an increase of 36%. The increase of $40,464,000 was due to an increase in sales of Medical Technology Products of $27,441,000 primarily due to digital radiography systems and fully featured mid-range Computed Tomography (CT) systems, an increase in sales of $11,022,000, or 113%, over the prior year period in Industrial Technology Products due to continued demand for the Company’s high frequency, Automatic Test Equipment (ATE) boards, and an increase of sales in Signal Processing Technology Products of $2,001,000, 11% over the prior year period, due to the demand for its multi-processor and inspection systems. Engineering revenue for the six months ended January 31, 2001 was $12,068,000 as compared to $10,451,000 for the same period last year, an increase of 15%. The increase was primarily due to customer funded projects for developing imaging products. Other revenue of $6,757,000 and $6,424,000 represents revenue from the Hotel operation for the six months ended January 31, 2001 and 2000, respectively.

Product cost of sales for the first six months of fiscal 2001 was 65% of product revenue compared to 64% for the first six months of fiscal 2000. The increase was primarily due to higher manufacturing costs and product mix. Engineering cost of sales for the first six months of fiscal 2001 was 83% of engineering revenue as compared to 84% for the same period last year. Other cost of sales, which represents costs associated with the Hotel Operation during the first six months of fiscal 2001 and 2000 were $3,232,000 and $2,988,000, respectively.

Research and product development expenses were $18,397,000 for the first six months of fiscal 2001, or 11% of total revenue, as compared to $18,034,000 for the same period of the prior year or 14% of total revenue. The increase of $363,000 was due to the continuing research and development activities across all of the Company product lines. Research and product development expenses as percentage of total revenue decreased primarily due to increased revenue.

Selling and marketing expenses were $15,170,000 and $12,287,000 for the six months of fiscal 2001 and 2000, respectively. The increase of $2,883,000 was due to higher personnel and related selling activity costs of approximately $1,368,000 associated with the Company’s Camtronics subsidiary selling its products directly to end users as compared to its prior practice of selling through OEMs. The remaining balance is primarily associated with increased selling efforts related to increased sales volume.

General and administrative expenses for the first six months of fiscal 2001 were $14,993,000, or 9% of total revenue as compared to $11,333,000, or 9% of total revenue, for the same period last year. The increase of $3,660,000 was primarily due to higher personnel-related costs to support the Company’s operational strategic plan.

Computer software costs of $1,640,000 and $1,381,000 were capitalized in the first six months of fiscal 2001 and 2000, respectively. The increase was mainly due to Media Gateway development systems and associated software for the Internet Telephony market. Amortization of capitalized software amounted to $1,096,000 and $903,000 in the first six months of fiscal 2001 and 2000, respectively.

During the six months of fiscal 2000, the Company recorded its share of losses in a joint venture of $1,782,000 related to research and development costs for the design and manufacture of medical imaging equipment. This joint venture was restructured during fiscal year 2000 whereby the joint venture received license related royalties based on sale of medical imaging equipment beginning in March 2000. The Company’s share of the profit in the joint venture amounted to $720,000 during the six months of fiscal 2001. The profit represents license-related royalties based on sales of medical imaging equipment.

During the first six months of fiscal 2001, the Company’s equity investment loss from Shenzhen Anke High-Tech Co., Ltd. (formerly Analogic Scientific, Inc.) was $936,000. During the first six months of fiscal 2000 the Company determined that SAHCO’s results of operations did not warrant a change in the carrying value of the Company’s investment.

The Company recognized a loss of approximately $332,000 during the first six months of fiscal 2001 reflecting the difference in value of the restricted securities it received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested and the book value of the limited partnership investment.

The effective tax rate for the six months of fiscal 2001 and 2000 was 33% and 31%, respectively.

Net income for the six months ended January 31, 2001 was $8,743,000 or $.67 per diluted share as compared with $3,706,000 or $.29 per share for the same period last year. The increased performance over prior year was primarily due to increased sales volume of fully featured mid-range of Computed Tomography (CT) systems, digital radiography systems and Automatic Test Equipment (ATE) boards; this was partially offset by the Company’s previously discussed share of loss in Shenzhen Anke High-Tech Co., Ltd., and the loss in investment recognized on the value of restricted securities received from a limited partnership.

Results of Operations

Second Quarter Fiscal 2001 (01/31/01) vs. Second Quarter Fiscal 2000 01/31/00)

Product revenue for the three months ended January 31, 2001 was $81,184,000 as compared to $57,488,000 for the same period last year, an increase of 41%. The increase of $23,696,000 was due to an increase in sales of Medical Technology Products of $15,970,000, or 37% above the prior year period, primarily due to fully featured mid-range Computed Tomography (CT) systems and digital radiography systems; an increase in sales of $7,136,000, or 158% over the prior year period, in Industrial Technology Products arising from demand for the Company’s high frequency, Automatic Test Equipment (ATE) boards; and an increase in sales of $594,000, or 7% over the prior year period, in Signal Processing Technology Products and multi-processor systems. Engineering revenue for the three months ended January 31, 2001 was $6,325,000 as compared to $5,056,000 for the same period last year, an increase of 25%. The increase was primarily due to customer funded projects for developing imaging products. Other revenue of $2,638,000 and $2,471,000 represents revenue from the Hotel operation for the three months ended January 31, 2001 and 2000, respectively.

Product cost of sales was 64% of product revenue for the second quarter of fiscal 2001, as compared to 63% for the same period last year. Engineering cost of sales was 95% of engineering revenue for the three months of fiscal 2001 as compared to 96% for the same period last year. Other cost of sales which represent operating costs associated with the Hotel during the second quarter of fiscal 2001 and 2000 were $1,496,000 and $1,306,000, respectively.

Research and product development expenses for the second quarter of fiscal 2001 were $9,384,000, or 10% of total revenue, as compared to $8,886,000, or 14% of total revenue for the same period last year. The increase of $498,000 was due to continuing research and development activities across all of the Company product lines. Expenses as a percentage of revenue decreased as a result of revenue increasing at a faster rate than expenses.

Selling and marketing expenses for the second quarter of fiscal 2001 were $7,855,000, or 9% of total revenue, as compared to $6,374,000, or 10% of total revenue, for the same period last year. The increase of $1,481,000 was due to higher personnel-related costs of approximately $800,000 to support Camtronics expanding its direct selling operations. The remaining balance is primarily to support the Company’s overall revenue growth. Selling and marketing expenses as a percentage of revenue decreased as a result of revenue increasing at a faster rate than expenses.

General and administrative expenses for the second quarter of fiscal 2001 were $7,665,000, or 9% of total revenue, as compared to $6,153,000, or 9% of total revenue, for the same period last year. The increase of $1,512,000 was primarily due to higher personnel-related costs to support the Company’s operational strategic plan.

Computer Software costs of $911,000 and $877,000 were capitalized in the second quarter of fiscal 2001 and 2000, respectively. Amortization of capitalized software amounted to $536,000 and $439,000 in the second quarter of fiscal 2001 and 2000, respectively.

During the second quarter of fiscal 2000, the Company recorded its share of losses in a joint venture of $795,000 related to research and development costs for the design and manufacture of medical imaging equipment. This joint venture was restructured during fiscal year 2000 whereby the joint venture received license related royalties based on sale of medical imaging equipment beginning in March 2000. The Company’s share of the profit in the joint venture amounted to $404,000 during the second quarter of fiscal 2001. The profit represents license-related royalties based on sales of medical imaging equipment.

During the second quarter of fiscal 2001, the Company’s investment in Shenzhen Anke High-Tech Co., Ltd. (formerly Analogic Scientific, Inc.) was decreased by $1,350,000, reflecting the Company’s share of US GAAP basis losses. During the second quarter fiscal 2000 the Company determined that SAHCO’s results of operations did not warrant a change in the carrying value of the Company’s investment.

The Company recognized a loss of approximately $166,000 during the second quarter of fiscal 2001 on the value of the restricted securities it received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested.

The effective tax rate for the second quarter of fiscal 2001 and 2000 was 33% and 31%, respectively.

Net income for the second quarter ended January 31, 2001 was $4,191,000 or $.32 per diluted share as compared with $1,188,000 or $.09 per share for the same period last year. The increase of $3,003,000 in net income over prior year was primarily due to increased sales volume of fully featured mid-range of Computed Tomography (CT) systems, digital radiography systems and Automatic Test Equipment (ATE) boards; partially offset by the Company’s share of loss in Shenzhen High-Tech Co. and the loss in investment recognized on the value of restricted securities received from a limited partnership.

Financial Condition

The Company’s balance sheet reflects a current ratio of 6.3 to 1 at January 31, 2001 compared to 6.0 to 1 at July 31, 2000. Cash, cash equivalents and marketable securities, along with accounts and notes receivable, constitute approximately 67% of current assets at January 31, 2001. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Management does not anticipate any difficulties in financing operations at anticipated levels. The Company’s debt to equity ratio was 0.19 to 1 at January 31, 2001 and 0.20 to 1 at July 31, 2000.

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

Inventory increased $10,423,000 during the six months ended January 31, 2001 primarily due to increases in raw materials. The Company made the decision to procure adequate supplies of key components to ensure that it could meet customer requirements and support the Company’s revenue growth.

During October, 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People’s Republic of China, entered into separate agreements with four investors which resulted in these investors buying an 10.8% equity interest in ASI. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company’s ownership in ASI was reduced to 44.6%. On January 18, 2001, the company name was changed from “Analogic Scientific, Inc.” to “Shenzhen Anke High-Tech Co., Ltd” (SAHCO).

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

SAHCO has historically provided the Company with current quarterly information regarding its financial results. To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. GAAP, the Company has decided to change its method of recording SAHCO financial results and will use the previous calendar quarters financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied calendar quarterly delay in recording its equity-based accounting. Accordingly, the Company recognized its share of SAHCO’s previous calendar quarter profit of $414,000 (or $282,000 net of tax effect) in the three months ended October 31, 2000 and adjusted the beginning retained earnings by the $282,000. This change has no impact in fiscal year 2000.

Other assets increased $697,000 for the six months ending January 31, 2001. The increase was primarily due to goodwill of $516,000 incurred by Camtronics in acquiring certain assets and property rights to a product, which will be sold by Camtronics.

Accounts payable trade decreased by $1,774,000 for the six months ending January 31, 2001.

Long term deferred revenue increased by $2,008,000 due to Camtronic’s revenue deferred to future periods.

Net cash provided from operations for the six months of fiscal 2001 was $5,088,000, versus $5,276,000 for the prior year. The decrease of $188,000 in cash provided from operations was primarily due to increase of $5,037,000 in net income, offset by increases in accounts and notes receivable of $6,702,000, due to increased revenue. Net cash used by investing activities decreased $7,827,000 over the prior period primarily due to lower purchases of marketable securities of $7,805,000. Net cash used in financing activities increased by $1,468,000 primarily due to the timing of dividends paid to shareholders.

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

ANALOGIC CORPORATION
Registrant

/s/ JOHN W. WOOD Jr.

John W. Wood Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27 ,2003

/s/ JOHN J. MILLERICK

John J. Millerick
Senior Vice President
Chief Financial Officer and, Treasurer
(Principal Financial and Accounting Officer)

Date: October 27 ,2003

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