Form 10-Q/A
period 2001-04-30
ANALOGIC CORP
filed 2003-10-29
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 on

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-6715

ANALOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2454372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Centennial Drive
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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED APRIL 30, 2001

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended April 30, 2001 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (unaudited) for the three and nine months ended April 30, 2001 and (ii) revise related disclosures included in the Form 10-Q.

On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, and condensed financial statements for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to reflect the application of the appropriate accounting principles to the recognition of software revenue by Camtronics Medical Systems, Ltd., a 81% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001. As restated, the Company’s financial results for the three months ended April 30, 2001 reflect a reduction in revenues of $2,843,000, net income of $587,000, and diluted earnings per share of $0.04 and for the nine months ending April 30, 2001 reflect a reduction in revenue of $4,966,000, net income of $975,000 and diluted earnings per share of $0.07. See Note 2, “Restatement,” of the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

This Amendment amends Part I, Items 1 and 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q for the period ended April 30, 2001. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2000, as filed on June 4, 2001 with the Securities and Exchange Commission and the Company’s Form 10-Q for the nine months ended April 30, 2000 as filed with the Securities and Exchange Commission on June 9, 2000. This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

Part I. Financial Information

Item 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	April 30, 2001	July 31, 2000
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$31,119	$29,132
Marketable securities, at market	78,441	87,242
Accounts and notes receivable, net of allowance for doubtful accounts of $988 at April 30, 2001 and $1,010 at July 31, 2000	68,772	63,437
Inventory	72,752	62,326
Costs related to deferred revenue	215
Deferred income taxes	8,721	8,511
Other current assets	6,933	5,239

Total current assets	266,953	255,887
Property, plant and equipment, net	66,555	63,524
Investments in and advances to affiliated companies	4,088	4,855
Capitalized software, net	5,981	5,368
Costs related to deferred revenue	2,734
Other assets	4,025	3,567

Total assets	$350,336	$333,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$367	$363
Obligations under capital leases	328	714
Accounts payable, trade	22,295	20,015
Accrued liabilities	15,543	20,038
Deferred revenue	1,828
Advance payments and other	2,760
Accrued income taxes	499	1,780

Total current liabilities	43,620	42,910

Long-term liabilities:
Mortgage and other notes payable	4,951	5,265
Obligations under capital leases	658	374
Deferred revenue	4,431
Deferred income taxes	2,620	2,519
Excess of acquired net assets over cost, net		104
Minority interest in subsidiary	4,023	4,268

	16,683	12,530

Commitments
Stockholders’ equity:
Common stock, $.05 par value	703	699
Capital in excess of par value	31,931	27,703
Retained earnings	276,143	266,127
Accumulated other comprehensive income	(1,843)	(2,118)
Treasury stock, at cost	(11,361)	(11,869)
Unearned compensation	(5,540)	(2,781)

Total stockholders’ equity	290,033	277,761

Total liabilities and stockholders’ equity	$350,336	$333,201

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2001	2000	2001	2000
	Restated		Restated
Net revenue:
Product	$78,606	$66,837	$230,923	$178,690
Engineering	6,852	5,323	18,920	15,774
Other	2,785	2,910	9,542	9,334

Total net revenue	88,243	75,070	259,385	203,798

Costs of sales:
Product	50,792	41,710	149,462	112,832
Engineering	5,367	4,346	15,398	13,082
Other	1,669	1,508	4,901	4,496

Total cost of sales	57,828	47,564	169,761	130,410

Gross margin	30,415	27,506	89,624	73,388

Operating expenses:
Research and product development	10,569	8,382	28,966	26,416
Selling and marketing	8,612	6,728	23,782	19,015
General and administrative	7,909	6,396	22,902	17,729

	27,090	21,506	75,650	63,160

Income from operations	3,325	6,000	13,974	10,228

Other (income) expense:
Interest income, net	(1,314)	(1,404)	(4,254)	(4,419)
Equity in unconsolidated affiliates	(1,331)	137	(1,192)	1,946
Other, net	94	10	516	(37)

	(2,551)	(1,257)	(4,930)	(2,510)

Income before income taxes and minority interest	5,876	7,257	18,904	12,738
Provision for income taxes	1,565	2,250	5,803	3,950
Minority interest	42	10	89	85

Net Income	$4,269	$4,997	$13,012	$8,703

Earnings per common share:
Basic	$0.33	$0.39	$1.01	$0.68
Diluted	0.33	0.39	1.00	0.68

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended April 30,
	2001	2000
	Restated
OPERATING ACTIVITIES:
Net Income	$13,012	$8,703
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	(109)	(1,190)
Depreciation and amortization	10,128	9,793
Minority interest in net income of consolidated subsidiaries	90	85
Allowance for doubtful accounts	(22)	587
Gain on sale of equipment	(51)	(61)
Excess of equity in (gain) loss of unconsolidated affiliates	(1,192)	1,946
Loss on investment	487
Compensation from stock grants	734	444
Net changes in operating assets and liabilities	(15,696)	(21,281)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,381	(974)

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies		(2,744)
Return of investment from affiliated company	1,000
Additions to property, plant and equipment	(11,940)	(9,481)
Capitalized software	(2,369)	(2,474)
Proceeds from sale of property, plant and equipment	109	92
Purchases of marketable securities		(7,805)
Maturities of marketable securities	10,320	11,905

NET CASH USED IN INVESTING ACTIVITIES	(2,880)	(10,507)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(412)	(770)
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	1,230	941
Dividends paid to shareholders	(2,714)	(2,689)

NET CASH USED IN FINANCING ACTIVITIES	(1,896)	(2,518)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(618)	(25)

NET INCREASE (DECREASE) IN CASH AND CASH EQIVALENTS	1,987	(14,024)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,132	30,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,119	$15,993

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

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

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2000, included in the Company’s Form 10-K/A as filed with the SEC on June 4, 2001, and the Company’s Form 10-Q for the nine months ended April 30, 2000 as filed with the SEC on June 9, 2000.

The condensed financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2000, contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

The Company has restated its prior period condensed financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its subsidiary Camtronics Medical Systems, Ltd. As restated, the Company’s financial results for the three months ended April 30, 2001 reflect a reduction in revenues of $2,843, net income of $587, and diluted earnings per share of $0.04 and for the nine months ended April 30, 2001 reflect a reduction in revenue of $4,966, net income of $975 and diluted earnings per share of $0.07, compared to the Company’s financial results previously reported for the three and nine months ended April 30, 2001.

Summarized below is a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the condensed balance sheet and statements of operations in Form 10-Q/A as of and for the three and nine months ended April 30, 2001.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables show the effect of the restatement on the Company’s Statement of Operations and Balance Sheet.

Statements of Operations:

	Three Months Ended April 30, 2001
	(unaudited)
	Previously Reported	Restated	Changes
Net revenue:
Product	$81,449	$78,606	$(2,843	)(a)
Engineering	6,852	6,852
Other	2,785	2,785

Total net revenue	91,086	88,243	(2,843)

Costs of sales:
Product	52,200	50,792	(1,408	)(b)
Engineering	5,367	5,367
Other	1,669	1,669

Total cost of sales	59,236	57,828	(1,408)

Gross margin	31,850	30,415	(1,435)
Operating expenses:
Research and product development	10,641	10,569	(72	)(c)
Selling and marketing	8,813	8,612	(201	)(d)
General and administrative	7,909	7,909

	27,363	27,090	(273)

Income from operations:	4,487	3,325	(1,162)

Other (income) expense:
Interest income, net	(1,314)	(1,314)
Equity in unconsolidated affiliates	(1,331)	(1,331)
Other, net	94	94

	(2,551)	(2,551)

Income before income taxes and minority interest	7,038	5,876	(1,162)
Provision for income taxes	2,006	1,565	(441	)(e)
Minority interest	176	42	(134	)(f)

Net income	$4,856	$4,269	$(587)

Earnings per common share:
Basic	$0.37	$0.33	$(0.04)
Diluted	0.37	0.33	(0.04	)(g)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net Revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$(2,843)

(b)	Cost of sales: Products
	Adjust cost of sales related to transactions for which revenue has been deferred	$(1,480)
	Reclassifications not impacting net income	72

	Net decrease	$(1,408)

(c)	Research and product development
	Reclassifications not impacting net income	$(72)

(d)	Selling and marketing
	Adjust the commission expense related to transactions for which revenue has been deferred	$(201)

(e)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(441)

(f)	Minority interest
	Decrease in minority interest due to above adjustments	$(134)

(g)	Net earnings per common share: Diluted
	Net effect to diluted earnings per share due to above adjustments	$(0.04)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Statements of Operations:

	Nine Months Ended April 30, 2001
	(unaudited)
	Previously Reported	Restated	Changes
Net revenue:
Product	$235,889	$230,923	$(4,966	)(a)
Engineering	18,920	18,920
Other	9,542	9,542

Total net revenue	264,351	259,385	(4,966)

Costs of sales:
Product	151,192	149,462	(1,730	)(b)
Engineering	15,398	15,398
Other	4,901	4,901

Total cost of sales	171,491	169,761	(1,730)

Gross margin	92,860	89,624	(3,236)

Operating expenses:
Research and product development	30,134	28,966	(1,168	)(c)
Selling and marketing	24,115	23,782	(333	)(d)
General and administrative	22,902	22,902

	77,151	75,650	(1,501)

Income from operations:	15,709	13,974	(1,735)

Other (income) expense:
Interest income, net	(4,254)	(4,254)
Equity in unconsolidated affiliates	(1,192)	(1,192)
Other, net	516	516

	(4,930)	(4,930)

Income before income taxes and minority interest	20,639	18,904	(1,735)
Provision for income taxes	6,358	5,803	(555	)(e)
Minority interest	294	89	(205	)(f)

Net Income	$13,987	$13,012	$(975)

Earnings per common share:
Basic	$1.08	$1.01	$(0.07)
Diluted	1.07	1.00	(0.07	)(g)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net Revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$(4,966)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(2,898)
	Reclassification not impacting net income	1,168

	Net decrease	$(1,730)

(c)	Research and product development
	Reclassification not impacting net income	$(1,168)

(d)	Selling and marketing
	Adjust the commission expense related to transactions for which revenue has been deferred	$(333)

(e)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(555)

(f)	Minority interest
	Decrease in minority interest earnings due to above adjustments	$(205)

(g)	Net earnings per common share: Diluted
	Net effect to diluted earnings per share due to above adjustments	$(0.07)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Balance Sheets:

	April 30, 2001
	Unaudited
	Previously Reported	Restated	Changes
ASSETS
Current assets:
Cash and cash equivalents	$31,119	$31,119
Marketable securities, at market	78,441	78,441
Accounts and notes receivable, net of allowance for doubtful accounts	68,772	68,772
Inventory	72,752	72,752
Costs related to deferred revenue		215	$215	(a)
Deferred income taxes	8,067	8,721	654	(b)
Other current assets	6,933	6,933

Total current assets	266,084	266,953	869
Property, plant and equipment, net	66,555	66,555
Investments in and advances to affiliated companies	4,088	4,088
Capitalized software, net	5,981	5,981
Costs related to deferred revenue		2,734	2,734	(c)
Other assets	4,025	4,025

Total assets	$346,733	$350,336	$3,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$367	$367
Obligations under capital leases	328	328
Accounts payable, trade	22,295	22,295
Accrued liabilities	19,878	15,543	$(4,335	)(d)
Deferred revenue		1,828	1,828	(e)
Advance payments and other		2,760	2,760	(f)
Accrued income taxes	401	499	98	(g)

Total current liabilities	43,269	43,620	351

Long-term liabilities:
Mortgage and other notes payable	4,951	4,951
Obligations under capital leases	658	658
Deferred revenue		4,431	4,431	(h)
Deferred income taxes	2,620	2,620
Minority interest in subsidiary	4,227	4,023	(204	)(i)

	12,456	16,683	4,227

Commitment
Stockholders’ equity:
Common stock, $.05 par value	703	703
Capital in excess of par value	31,931	31,931
Retained earnings	277,118	276,143	(975	)(j)
Accumulated other comprehensive income	(1,843)	(1,843)
Treasury stock, at cost	(11,361)	(11,361)
Unearned compensation	(5,540)	(5,540)

Total stockholders’ equity	291,008	290,033	(975)

Total liabilities and stockholders’ equity	$346,733	$350,336	$3,603

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The increases (decreases) to the balance sheet components are due to current period recognition of current period deferrals of revenue and related costs and the cumulative effect at the beginning of the quarter for the restatements of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Costs related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$215

(b)	Deferred income taxes
	Deferred income tax related to deferred costs and revenue	$654

(c)	Costs related to deferred revenue (long-term)
	Deferred costs related to deferred revenue	$2,734

(d)	Accrued liabilities
	Reclassification not impacting net income	$(4,588)
	Deferred revenue classified as short-term	535
	Accrued warranty costs related to deferred revenue	(282)

	Net decrease	$(4,335)

(e)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$1,828

(f)	Advance payments and other (short-term)
	Reclassification not impacting net income	$2,760

(g)	Accrued income taxes
	Tax provision adjusted for the change to net income	$98

(h)	Deferred revenue (long-term)
	Deferred revenue classified as long-term	$4,431

(i)	Minority interest
	Adjust minority interest due to above adjustments	$(204)

(j)	Retained earnings
	Net effect to retained earnings from above adjustments: Effect for the nine months ended April 30, 2001	$(975)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the periods indicated:

	April 30, 2001	July 31, 2000
Inventory:
Raw materials	$40,768	$31,728
Work-in-process	21,436	20,724
Finished goods	10,548	9,874

	$72,752	$62,326

Accrued liabilities (Restated):
Employee compensation and benefits	$9,869	$10,562
Warranty	3,218	3,636
Other	2,456	3,068

	$15,543	$17,266

4. Investment in and Advances to Affiliated Companies:

A. Investment in Shenzhen Anke-Tech Co., Ltd:

During October 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People’s Republic of China, entered into separate agreements with four investors which resulted in these investors buying an 10.8% equity interest in ASI from its existing investors. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company’s ownership in ASI was reduced by 5.4% to 44.6%. On January 18, 2001, the company name was changed from “Analogic Scientific, Inc.” to “Shenzhen Anke High-Tech Co., Ltd”(SAHCO).

The Company accounts for this investment under the equity method of accounting whereby the Company adjusts its investment balance to recognize its share of SAHCO’s earnings or losses, changes in SAHCO’s capital investment and dividends received.

SAHCO has historically provided the Company with current quarterly information regarding its financial results. To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. Generally Accepted Accounting Principles (GAAP), the Company changed, effective with the quarter ended October 31, 2000, its method of recording SAHCO’s financial results and uses the previous quarter’s financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied quarterly delay in recording its equity-based accounting.

During fiscal 2001 the Company became aware of certain differences between local statutory accounting practices used by SAHCO and U.S. GAAP primarily with respect to the valuation of accounts receivable and inventory and revenue recognition. During the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis and concluded that adjustments were necessary for prior periods resulting in a reduction in the Company’s investment in SAHCO of $2,375,000 at July 31, 2000 (or $1,808,000 net of tax effect) which reduced the carrying value of the Company’s investment at July 31, 2000 from $6,125,000 to $3,750,000.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As a result of the sale of a 5.4% equity interest in SAHCO, the Company recognized a gain of $810,000 in the quarter ended April 30, 2001. In addition, the Company recognized its share of SAHCO’s quarterly profit of $15,000 in the quarter ended April 30, 2001. The carrying value of the Company’s investment in SAHCO at April 30, 2001 was $3,225,000.

B. Other Investments:

During the quarter ended April 30, 2001 the Company received $1,000,000 as a return on investment from a joint venture which generated income from license related royalties based upon sales of medical imaging equipment.

5. Dividends:

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

6. Comprehensive Income:

The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2001	2000	2001	2000
	Restated		Restated
Net income	$4,269	$4,997	$13,012	$8,703
Other comprehensive income (loss) net of tax:
Unrealized holding gains and losses, net of taxes of $80 and $58 for the three months ended April 30, 2001 and 2000 and $600 and $592 for the nine months ended April 30, 2001 and 2000	(121)	(130)	918	(1,319)
Foreign currency translation adjustment, net of taxes of $328 and $270 for the three months ended April 30 , 2001 and 2000, and $417 and $530 for the nine months ended April 30, 2001 and 2000	(502)	(602)	(643)	(1,179)

Total Comprehensive Income	$3,646	$4,265	$13,287	$6,205

7. Net income per share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2001	2000	2001	2000
	Restated		Restated
Net income	$4,269	$4,997	$13,012	$8,703

Basic:
Weighted average number of common shares outstanding	12,992,491	12,857,841	12,900,504	12,800,207

Net income per share	$0.33	$0.39	$1.01	$0.68

Diluted:
Weighted average number of common shares outstanding	12,992,491	12,857,841	12,900,504	12,800,207
Dilutive effect of stock options	134,650	82,318	143,604	58,362

Total	13,127,141	12,940,159	13,044,108	12,858,569

Net income per share	$0.33	$0.39	$1.00	$0.68

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Commitments:

The Company’s Danish subsidiary B-K Medical A/S announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacture of specialized diagnostic ultrasound equipment at an estimated cost of $15.5 million. The new facility, due for completion in April 2002, will host manufacturing, R&D, service, marketing, sales and administrative functions.

9. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities are as follows:

	Nine Months Ended April 30,
	2001	2000
	Restated

Accounts and notes receivable	$(6,428)	$(755)
Accounts receivable from affiliates	1,111	(28)
Inventory	(10,442)	(17,342)
Costs related to deferred revenue	(2,949)
Other current assets	(1,694)	(372)
Other assets	(456)	(2,179)
Accounts payable trade	2,290	4,177
Accrued expenses and other current liabilities	4,609	(2,831)
Accrued income taxes	(1,737)	(1,951)

Net changes in operating assets and liabilities	$(15,696)	$(21,281)

10. Segment information:

The Company’s operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that both manufacture and market products for medical and industrial use. The other segment represents the Company’s hotel operation, and other Company’s operations, which do not meet the materiality requirements of the statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and thus are not required to be separately disclosed. The table below presents information about the Company’s reportable segments for the periods presented:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2001	2000	2001	2000
	Restated		Restated
Revenues:
Medical Instrumentation Technology Products	$78,605	$68,675	$231,319	$184,923
Corporate and Other	9,638	6,395	28,066	18,875

Total	$88,243	$75,070	$259,385	$203,798

Income before income taxes and minority interest:
Medical Instrumentation Technology Products	$4,173	$6,064	$12,757	$8,821
Corporate and Other	1,703	1,193	6,147	3,917

Total	$5,876	$7,257	$18,904	$12,738

	April 30, 2001	July 31, 2000
	Restated
Identifiable Assets:
Medical Instrumentation Technology Products	$235,261	$212,634
Corporate and Other, including Cash and Marketable Securities	115,075	120,567

Total	$350,336	$333,201

ANALOGIC CORPORATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following information has been amended to reflect the revisions made to the Condensed Consolidated Financial Statements as further discussed in Note 2, “Restatement.” This information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below.

Results of Operations

Nine Months Fiscal 2001 (04/30/01) vs. Nine Months Fiscal 2000 (04/30/00)

Product revenue for the nine months ended April 30, 2001 was $230,923,000 as compared to $178,690,000 for the same period last year, an increase of 29%. The increase in revenue of $52,233,000 was due to an increase in sales of Medical Technology Products of $46,290,000 or 36%, primarily due to increased demand for fully featured mid-range Computed Tomography (CT) systems, digital radiography systems, patient monitors, and advanced cardiovascular information management systems; an increase in sales of $11,246,000 or 67%, in Industrial Technology Products due to demand for the Company’s high frequency, Automatic Test Equipment (ATE) boards; partially offset by a decrease in Signal Processing Technology Products of $5,303,000 or 15%, caused by a dramatic downturn in demand for its network access boards for the Internet Telephony market. Engineering revenue for the nine months ended April 30, 2001 was $18,920,000 as compared to $15,774,000 for the same period last year, an increase of 20%. The increase of $3,146,000 was primarily due to customer funded projects for developing imaging products and Media Gateway Systems. Other revenue represents revenue from the Hotel operation.

Product cost of sales for first the nine months of fiscal 2001 was 65% of product revenue compared to 63% for the same period last year. The increase in product cost as percentage of product revenue was primarily due to higher manufacturing costs and changes in product mix. Engineering cost of sales for the first nine months of fiscal 2001 was 81% of engineering revenue or compared to 83% for the same period last year. Other cost of sales represents costs associated with the Hotel operation.

Research and product development expenses were $28,966,000 or 11% of total revenue, for the first nine months of fiscal 2001, as compared to $26,416,000 or 13% of total revenue for the same period of the prior year. The increase of $2,550,000 was due to the continuing research and development activities across all of the Company’s product lines.

Selling and marketing expenses were $23,782,000 or 9% of total revenue, and $19,015,000 or 9% of total revenue, for the first nine months of fiscal 2001, and 2000, respectively. The increase of $4,767,000 was due to higher personnel and related selling costs of approximately $2,267,000 for the Company’s Camtronic subsidiary which is continuing its efforts of selling products directly to end users as compared to its prior practice of selling through OEMs. The remaining increase of $2,500,000 is primarily associated with additional selling and marketing efforts to support the Company’s revenue growth.

General and administrative expenses for the first nine months of fiscal 2001 were $22,902,000 as compared to $17,729,000 for the same period last year, or 9% of total revenue in both periods. The increase of $5,173,000 was primarily due to higher personnel and other related costs to support the Company’s growth.

Computer software costs of $2,366,000 and $2,434,000 were capitalized in the first nine months of fiscal 2001 and 2000, respectively. Amortization of capitalized software amounted to $1,389,000 and $1,326,000 in the first nine months of fiscal 2001 and 2000, respectively, and is included in product cost of sales.

Interest income, net of interest expense, for the first nine months of fiscal 2001 was $4,254,000 as compared with $4,419,000 for the same period last year. Interest income, net represents primarily interest earned on marketable securities.

During the nine months ended April 30, 2001, the Company recorded income of $1,192,000 related to equity in unconsolidated affiliates. The amount primarily consists of a profit of $1,245,000 related to its share in a joint venture that generated income from license related royalties based upon sales of medical imaging equipment. This was partially offset by the Company’s share of net losses of $111,000 from the Company’s investment in SAHCO. During the nine months ended April 30, 2000, the Company recorded losses of $1,946,000 related to equity in its unconsolidated affiliates. The Company recorded its share of losses in a joint venture of $2,267,000 related to research and development costs for the design and manufacture of medical equipment. This joint venture was restructured during fiscal 2000 whereby the joint venture received license related royalties based upon the sales of medical imaging equipment. This loss was partially offset by a gain of $450,000 reflecting the Company’s share of profit of SAHCO.

Other expenses of $516,000 during the nine months ended April 30, 2001 are mainly related to a writedown of approximately $487,000 which reflects the difference between the Company’s investment cost and the current market value of the restricted securities the Company received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested.

The effective tax rate for the first nine months of fiscal 2001 and 2000 was 31%.

Net income for the nine months ended April 30, 2001 was $13,012,000 or $1.00 per diluted share as compared with $8,703,000 or $.68 per diluted share for the same period last year. The increased performance over the prior year was primarily due to increased sales volume of fully featured mid-range Computed Tomography (CT) systems, Automatic Test Equipment (ATE) boards and advanced cardiovascular radiography systems partially offset by the Company’s previously discussed share of loss in SAHCO and the writedown of the investment in restricted securities received from a limited partnership to market value.

Results of Operations

Third Quarter Fiscal 2001 (04/30/01) vs. Third Quarter Fiscal 2000 (04/30/00)

Product revenue for the three months ended April 30, 2001 was $78,606,000 as compared to $66,837,000 for the same period last year, an increase of 18% . The increase of $11,769,000 was primarily due to an increase in sales Medical Technology Products of $14,916,000 or 32% , due to increased demand for fully featured mid-range Computed Tomography (CT) systems, patient monitors, and advanced cardiovascular information management systems, partially offset by a decrease in sales of $3,371,000 or 27%, in Signal Processing Technology Products primarily due to lower sales to the telecommunications market. Engineering revenue for the three months ended January 31, 2001 was $6,852,000 as compared to $5,323,000 for the same period last year, an increase of 29%. The increase was primarily due to customer funded projects for developing imaging products and Media Gateway systems. Other revenue represents revenue from the Hotel operation.

Product cost of sales was 65% of product revenue for the third quarter of fiscal 2001, versus 62% for the third quarter of the prior year. The increase in product cost was primarily due to higher manufacturing costs and changes in product mix. Engineering cost of sales was 78% of engineering revenue for the third quarter of fiscal 2001 as compared to 82% for the same period last year. Other cost of sales represents operating costs associated with the Hotel operation.

Research and product development expenses for the third quarter of fiscal 2001 were $10,569,000, as compared to $8,382,000, for the same period last year. The increase of $2,187,000 was due to continuing research and development activities across all of the Company product lines. Research and product development expenses were 12% of total revenue for the third quarter of fiscal 2001 and 11% for fiscal 2000.

Selling and marketing expenses for the third quarter of fiscal 2001 were $8,612,000 , or 10% of total revenue, as compared to $6,728,000 or 9% of total revenue, for the same period last year. The increase of $1,884,000 was due to higher personnel-related costs of approximately $799,000 to support Camtronics expanding its direct selling operations. The remaining increase of $1,085,000 was primarily due to selling and marketing to support the Company’s revenue growth.

General and administrative expenses for the third quarter of fiscal 2001 were $7,909,000, as compared to $6,396,000, for the same period last year, or 9% of total revenue in both periods. The increase of $1,513,000 was primarily due to higher personnel and other related costs to support the Company’s growth.

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

During the third quarter of fiscal 2001, the Company recorded a gain of $1,331,000 related to equity in unconsolidated affiliates. This gain consists primarily of $525,000 from the Company’s share of profit in a joint venture, a gain of $15,000 reflecting the Company’s share of profits in SAHCO, and a gain of $810,000 resulting from the sale of a 5.4% equity interest in SAHCO to a group of investors. During the three months ended April 30, 2000, the Company recorded a loss of $137,000 related to equity in its unconsolidated affiliates. The Company recorded a loss in a joint venture of $485,000 related to research and development costs for the design and manufacture of medical equipment. This loss was partially offset by a gain of $450,000 reflecting the Company’s investment share of profit in SAHCO.

Other expenses of $94,000 for the third quarter ended April 30, 2001 are mainly related to a writedown of approximately $155,000 reflecting the difference between the Company’s investment cost and the current market value of the restricted securities the Company received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested.

The effective tax rate for the third quarter of fiscal 2001 and 2000 was 27% and 31%, respectively. The decrease was due to an increase in the utilization of a federal research and development credits.

Net income for the third quarter ended April 30, 2001 was $4,269,000 or $.33 per diluted share as compared with $4,997,000 or $.39 per share for the same period last year. The decrease of $728,000 in net income over the prior year was primarily attributable to a reduction in revenue and gross margin due to the downturn in demand for Industrial Technology and Signal Processing Products, which are sold primarily to the semiconductor and telecommunications industries, increased operating expenses, the writedown of the investment in restricted securities received from a limited partnership, partially offset by the Company’s share of profit in SAHCO.

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

The Company’s balance sheet reflects a current ratio of 6.1 to 1 at April 30, 2001 compared to 6.0 to 1 at July 31, 2000. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was 0.21 to 1 at April 30, 2001 and 0.20 to 1 at July 31, 2000. Management does not anticipate any difficulties in financing operations at anticipated levels.

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

The Company’s Danish subsidiary B-K Medical A/S announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacture of specialized diagnostic ultrasound equipment at an estimated cost of $15.5 million. The new facility, due for completion in April 2002, will host manufacturing, R&D, service, marketing, sales and administrative functions.

During October 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People’s Republic of China, entered into separate agreements with four investors which resulted in these investors buying an 10.8% equity interest in ASI from its existing investors. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company’s ownership in ASI was reduced by 5.4% to 44.6%. On January 18, 2001, the company name was changed from “Analogic Scientific, Inc.” to “Shenzhen Anke High-Tech Co., Ltd” (SAHCO).

The Company accounts for this investment under the equity method of accounting whereby the Company adjusts its investment balance to recognize its share of SAHCO’s earnings or losses, changes in SAHCO’s capital investment and dividends received.

SAHCO has historically provided the Company with current quarterly information regarding its financial results. To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. Generally Accepted Accounting Principles (GAAP), the Company changed, effective with the quarter ended October 31, 2000 its method of recording SAHCO’s financial results and will use the previous quarters financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied quarterly delay in recording its equity-based accounting.

During fiscal 2001 the Company became aware of certain differences between local statutory accounting practices used by SAHCO and GAAP primarily with respect to the valuation of accounts receivable and inventory and revenue recognition. During the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis and concluded that adjustments were necessary for prior periods resulting in a reduction in the Company’s investment in SAHCO of $2,375,000 at July 31, 2000 (or $1,808,000 net of tax effect) which reduced the carrying value of the Company’s investment at July 31, 2000 from $6,125,000 to $3,750,000.

As a result of the sale of a 5.4% equity interest in SAHCO the Company recognized a gain of $810,000 in the quarter ended April 30, 2001. In addition the Company recognized in the quarter ended April 30, 2001 its share of SAHCO’s quarterly profit of $15,000. The carrying value of the Company’s investment in SAHCO at April 30, 2001 was $3,225,000.

Other assets increased $458,000 for the nine months ending April 30, 2001. The increase was primarily due to goodwill of $473,000, net of amortization, resulting from Camtronics’ acquisition of certain assets and property rights related to a third party proprietary product which will be sold by Camtronics.

Forward Looking Statements

This Amendment No. 1 to Quarterly Report on Form 10-Q/A contains statements which, to the extent that they are not recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties, and actual events and results may differ significantly form those indicated in any forward-looking statements as a result of a number of important factors, including those discussed below and elsewhere herein.

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

	Year ended July 31,
	2000	1999	1998
Philips	16%	18%	16%
General Electric	10%	8%	8%
Toshiba	9%	9%	—
Imation	—	—	7%
Ten largest customers as a group	60%	60%	56%

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

These factors include:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;

•	introduction and market acceptance of our customers’ new products;

•	changes in demand for our customers’ existing products;

•	the timing of our expenditures in anticipation of future orders;

•	effectiveness in managing our manufacturing processes;

•	changes in competitive and economic conditions generally or in our customers’ markets;

•	changes in the cost or availability of components or skilled labor; and

•	foreign currency exposure.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	During the quarter ended April 30, 2001, the Company did not file any reports on Form 8-K.

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