Form 10-K/A
period 2001-07-31
ANALOGIC CORP
filed 2003-10-29
CIK 6284

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 on

Form 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.05 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant at August 31, 2001 was approximately $314,440,000.

Number of shares of Common Stock outstanding at August 31, 2001: 13,224,267

Documents Incorporated by Reference: None

ANALOGIC CORPORATION

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED JULY 31, 2001

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-K/A to the Annual Report on Form 10-K of Analogic Corporation (the “Company”) for the year ended July 31, 2001 is being filed to (i) restate the Company’s Consolidated Financial Statements for the year ended July 31, 2001 and (ii) revise related disclosures included in the Form 10-K.

On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, and condensed financial statements for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to reflect the application of the appropriate accounting principles to the recognition of software revenue by Camtronics Medical Systems, Ltd., a 100% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001. As restated, the Company’s financial results for the year ended July 31, 2001 reflect a reduction in revenues of $8,437,000, net income of $1,643,000, and diluted earnings per share of $0.13. See Note 2, “Restatement,” of the Notes to Consolidated Financial Statements for a more complete discussion of the restatement.

This Amendment amends Part I, Item 1, Part II, Items 6, 7, and 7A and Part IV, Item 14, of the Annual Report on Form 10-K for the period ended July 31, 2001. This Amendment continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-K, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

PART I

Item 1. Business

(a) Developments During Fiscal 2001

Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as “Analogic” or the “Company”) for the fiscal year ended July 31, 2001, were $352.1 million as compared to $291.6 million for fiscal 2000, an increase of 21% . Net income for fiscal 2001 was $13.6 million, or $1.04 per diluted share as compared to $14.1 million or $1.09 per diluted share for fiscal 2000. Net income for fiscal 2001 includes a write-down of $3.2 million of certain assets of Anatel Communications Corporation, a wholly owned subsidiary.

The Company’s Danish subsidiary B-K Medical Systems A/S (B-K) announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacture of specialized diagnostic ultrasound equipment at an estimated cost of $15.5 million. The new facility, scheduled for completion in May 2002, will host manufacturing, research and development, service, marketing, sales and administrative functions. The new facility is expected to be financed by a combination of internally generated cash and borrowings.

In July 2001, the Company’s ownership of Camtronics Medical Systems, Ltd. (formerly Camtronics, Ltd.) increased from 81% to 100%, as a result of the Company acquiring all outstanding shares of Camtronics common stock. The Company issued 190,255 shares of common stock from its treasury, for a value of $7.6 million, to acquire the remaining 19% minority interest.

In September 2001, the Corporation announced that it acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in return for an equity investment of $7.5 million and other considerations. Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufacturers (OEMs) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields as Computed Tomography (CT) and Magnetic Resonance Imaging (MRI). Analogic has agreed to refinance the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank or by refinancing the debt directly. Analogic will have two of the seats on Cedara’s seven person board of directors.

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

Analogic’s products may be divided into three groupings as described below. These groupings are classified by product technology and not by application.

Medical Technology Products, consisting primarily of electronic systems and subsystems for medical imaging equipment, accounted for approximately 78% of product and engineering revenue in fiscal 2001.

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

The Company also manufactures a lightweight, portable, multi-functional, custom patient monitor instrument which acquire, calculate and display combinations of the five most common vital sign parameters — Electrocardiogram (ECG), Respiration, Temperature, Non Invasive Blood Pressure (NIBP) and Pulse Oximetry (SpO2). These monitors are designed to be used in a variety of hospital settings such as emergency room, step-down units, general care and surgical centers where ease-of-use, portability, flexibility and costs are important considerations.

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

Camtronics, a 100% owned subsidiary, manufactures products, which are considered medical technology products. Camtronics designs and manufactures multi-modality image and information management systems for cardiology. This system integrates all cardiac patient data into an enterprise-wide information system. The industry leader in cardiac workstation technology, Camtronics also designs and manufactures state-of-the-art digital imaging systems for cardiology and radiology.

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

SKY Computers, a 100% owned subsidiary, designs and manufactures high performance multicomputing platforms used in advanced medical, military, and industrial imaging applications. The company’s SKYpack(TM) multiprocessors provide the image processing power for Analogic’s advanced CT scanners.

Industrial Technology Products, consisting of test instruments and industrial weight measurement equipment, accounted for approximately 10% of fiscal 2001 product and engineering revenues.

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

Marketing and Distribution

The Company sells its products domestically and abroad directly through the efforts of its officers and employees and on occasion through a network of independent sales representatives and distributors located in principal cities around the world. In addition, Analogic subsidiaries in England and Denmark act as distributors. Domestically, Analogic has several regional sales offices staffed by salespeople who sell the Company’s products in the surrounding areas and supervise independent sales representatives and distributors in their regions. The majority of distributors order from the Company as they receive orders from their customers and do not stock inventory for resale. Sales made to distributors are based on fixed discounts applied to established list prices under normal payment terms. Returns are allowed for defective products under authorized warranty repair. Some of Analogic’s distributors also represent manufacturers of competing products.

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

Management believes that any legal protection afforded by patent, copyright, and trade secret laws are of secondary importance as a factor in the Company’s ability to compete. Future prospects are more a function of the continuing level of excellence and creativity of engineers in developing products which satisfy customer needs, and the innovative skills, competence and marketing and managerial skills of its personnel in selling those products. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products. Management is of the opinion that the loss of patent protection would not have a material effect on the Company’s competitive position.

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

Material Customers

The Company’s three largest customers in fiscal 2001, each of which is a significant and valued customer, were Philips, General Electric and Toshiba, which accounted for approximately 23.1%, 10.8%, and 7.4%, respectively, of product and engineering revenue for the fiscal year ended July 31, 2001. Loss of any one of these customers would have a material adverse effect upon the Company’s business. The Company does business with Philips through several of the Company’s product groups and subsidiaries, principally under OEM contracts. In addition, Philips funds research and development of some products to be manufactured by Analogic for Philips. No other individual customer accounted for as much as 7.4% of the Company’s product and engineering revenue during fiscal 2001. The Company’s ten largest customers, including Philips, General Electric and Toshiba, accounted for approximately 63% of product and engineering revenue during fiscal 2001.

Backlog

The backlog of orders at July 31, 2001 was approximately $83.2 million compared with approximately $96.4 million at July 31, 2000. This decrease is principally due to lower demand for the Company’s high frequency Automatic Test Equipment (ATE) boards. Many of the orders in the Company’s backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 2001 backlog during fiscal 2002.

Government Contracts

The amount of the Company’s business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government is insignificant.

Competition

Analogic is subject to competition based upon product design, performance, pricing, quality and service. Analogic believes that its innovative engineering and product reliability have been important factors in its growth. While the Company tries to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances, Analogic’s products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

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

Research and Product Development

Research and product development (“R&D”) is a significant factor in Analogic’s business. The Company maintains a constant and comprehensive R&D program directed toward the creation of new products as well as toward the improvement and refinement of its present products and the expansion of their uses and applications.

Company funds expended for R&D amounted to $39.6 million in fiscal 2001, $38.3 million in fiscal 2000, and $39.6 million in fiscal 1999. Analogic intends to continue its emphasis on new product development. As of July 31, 2001, Analogic had approximately 510 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians, engaged in research and product development activities. These individuals, in conjunction with the Company’s salespeople, also devote a portion of their time assisting customers in utilizing the Company’s products, developing new uses for these products, and anticipating customer requirements for new products.

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

Employees

As of July 31, 2001, the Company had approximately 1,830 employees.

Financial Information about Segments, Foreign and Domestic Operations and Export Revenue

The Company’s operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). The operations encompass design, manufacture and sale of high technology, high-performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers who manufacture products for medical and industrial use. (See Note 16 of Notes to Consolidated Financial Statements)

Domestic and foreign revenues were $322.1 million and $30.0 million respectively for fiscal 2001 compared to $260.6 million and $31.0 million in fiscal 2000 and $248.4 million and $24.6 million in fiscal 1999. (See Note 17 of Notes to Consolidated Financial Statements for further information regarding foreign and domestic operations.)

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

PART II

Item 6.  Selected Financial Data

	Year Ended July 31
	2001	2000	1999	1998	1997
	Restated
	(In thousands, except per share data)
Total net revenue	$352,139	$291,581	$272,960	$288,598	$251,141
Total cost of sales	234,269	182,791	162,830	171,982	148,032
Gross margin	117,870	108,790	110,130	116,616	103,109
Operating income	12,873	16,797	23,567	34,299	25,640
Net income	13,588	14,066	19,185	23,771	18,769
Net income per common share:
Basic	$1.05	$1.10	$1.51	$1.88	$1.49
Diluted	1.04	1.09	1.50	1.86	1.48
Cash dividends declared per common share	$0.28	$0.28	$0.27	$0.23	$0.20
Number of common shares:
Basic	12,950	12,817	12,683	12,614	12,554
Diluted	13,055	12,883	12,791	12,793	12,702
Cash, cash equivalents, and marketable securities	$122,912	$116,374	$124,202	$121,800	$114,450
Working capital	225,619	212,977	205,872	200,718	186,131
Total assets	359,159	333,201	312,699	301,053	280,628
Long-term liabilities	16,526	12,530	6,714	7,704	8,614
Stockholders’ equity	298,494	277,761	265,635	249,817	226,895

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following information has been amended to reflect the restatements made to the Consolidated Financial Statements as further discussed in Note 2. “Restatement”. This information should be read in conjunction with the information contained in the Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Annual Report on Form 10-K/A. This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below.

Results of Operations

Fiscal 2001 Compared to Fiscal 2000

Product revenue for fiscal 2001 was $311.7 million as compared with $255.2 million in fiscal 2000, an increase of $56.5 million or 22%. The increase was principally due to the increase in sales of Medical Technology Products of $62.5 million or 34%, which can be attributed to increased demand for fully featured mid-range Computed Tomography (CT) systems, digital radiography systems and patient monitors, and an increase in sales of $4.1 million or 15%, in Industrial Technology Products, due to demand for the Company’s high frequency Automatic Test Equipment (ATE) boards. This increase in product revenue was partially offset by a decrease in Signal Processing Technology Products of $10.1 million or 21%, caused by a dramatic downturn in demand for its network access boards used in the Internet Telephony market.

Engineering revenue for fiscal 2001 was $27.7 million compared to $23.3 million in fiscal 2000, an increase of 19%. The increase of $4.4 million was primarily due to increase in projects for developing imaging equipment.

Other revenues of $12.8 million and $13.0 million represent revenue from the Company’s Hotel operation for fiscal 2001 and 2000, respectively.

Cost of product sales was $201.5 million in fiscal 2001 compared to $159.2 million in fiscal 2000. Cost of product sales as a percentage of product revenue was 65.0% in fiscal 2001, as compared to 62.4% in fiscal 2000. The increase was primarily due to higher manufacturing costs and changes in product mix.

Engineering cost of sales was $23.2 million in fiscal 2001 as compared to $17.4 million in fiscal 2000. The total cost of engineering sales as a percentage of engineering revenue increased from 75% in fiscal 2000 to 84% in fiscal 2001. The increase was mainly attributable to higher costs of projects for developing imaging equipment.

Other costs of sales were $6.4 million and $6.2 million from the Company’s Hotel operation for fiscal 2001 and 2000, respectively.

Asset impairment charges of $3.2 million in fiscal 2001 relates to Anatel, the Company’s telecommunications subsidiary. The writedown of certain assets to their estimated net realizable value was related to the Voice over Internet Protocol business of Anatel. The estimated fair value of these assets was based on various methodologies, including a review of the business outlook for the telecommunications market and a comparison of current asset carrying value to projected undiscounted cash flow.

R&D expenses were $39.6 million in fiscal 2001, or 11% of total revenue, compared to $38.3 million or 13% of total revenue in fiscal 2000. The increase of $1.3 million was due to research and development activities across all the Company’s product lines. The decline in the percentage from 13% to 11% was due to higher revenue for the period.

Selling and marketing expenses were $32.6 million in fiscal 2001 versus $26.2 million in fiscal 2000, an increase of $6.4 million or 24%. The increase was primarily due to the Company’s subsidiary, Camtronics, increasing its sales personnel and marketing programs and switching to selling products directly to the end users from its prior practice of selling through OEMs; $1.2 million of the increase was due to Sky Computer, a subsidiary, offering a more “total solution” sales package and the remaining increase of $2.0 million was primarily associated with additional selling and marketing efforts to support the Company’s revenue growth. As a percentage of total revenues, selling expenses remained unchanged at 9%.

General and administrative expenses were $32.8 million in fiscal 2001 compared to $27.5 million in fiscal 2000. As a percentage of total revenues, general and administrative expenses were 9% in both fiscal 2001 and 2000. The increase of $5.3 million was primarily due to higher personnel costs of $3.5 million and $1.8 million of other costs to support the Company’s growth.

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

Other expense was $0.6 million in fiscal 2001, as compared with $0.2 million in fiscal 2000. The increase in other expense is mainly due to a write off of approximately $0.4 million which reflect the difference between the Company’s investment cost and the current market value of the restricted securities the Company received during fiscal 2000 as a final distribution of shares in a publicly traded company made by a limited partnership in which the Company had invested.

The effective tax rate decreased to 29% in fiscal 2001 as compared to 31% in fiscal 2000.

Net income for fiscal 2001 was $13.6 million as compared to $14.1 million for fiscal 2000. Net income for fiscal 2001 includes an asset impairment charge of $3.2 million related to the Company’s telecommunications subsidiary, Anatel. Basic earnings per share were $1.05 compared to $1.10 for fiscal 2000. Diluted per-share earnings were $1.04 compared to $1.09 for fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

Product revenue for fiscal 2000 was $255.2 million as compared to $242.9 million in fiscal 1999, an increase of $12.3 million or 5.0%. The increase was principally due to an increase in sales of Industrial Technology Products of $11.4 million, as a result of higher demand for the Company’s high frequency Automatic Test Equipment (ATE) boards and an increase in sales of $6.4 million in the Signal Processing Technology Products primarily due to sales of EXACT (Explosive Assessment Computed Tomography) systems. This increase was offset by a decrease of $5.4 million in revenues from Medical Technology Products mainly related to its enterprise-wide information systems for cardiac patient data.

Engineering revenue for fiscal 2000 was $23.3 million compared to $18.1 million in fiscal 1999, an increase of 29%. This increase was primarily due to revenues generated from designs of the Company’s direct conversion series of amorphous selenium based, x-ray, flat panel detectors.

Other revenues of $13.0 million and $12.0 million represents revenue from the Company’s Hotel operation for fiscal 2000 and 1999, respectively. The increase was due to an increase in occupancy and room rates over the prior year.

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

Research and product development (“R&D”) expenses were $38.3 million in fiscal 2000 compared to $39.6 million in fiscal 1999, a decrease of $1.3 million or 3%. The decrease was due to lower R&D expenses of $1.4 million in the Company’s B-K subsidiary related to its ultrasound products. This decrease was part of an overall cost reduction plan at the subsidiary in fiscal 2000 to improve profitability. Accordingly, the Company’s R&D expenses as a percentage of total revenue decreased from 15% in fiscal 1999 to 13.1% in fiscal 2000.

Selling and marketing expenses were $26.2 million in fiscal 2000 versus $25.7 in fiscal 1999, an increase of $0.5 million or 2%. The increase was primarily due to increase in sales personnel and marketing programs of $0.7 million at the Company’s Camtronic’s subsidiary, which was changing its sales strategy by selling products directly to end users rather than its prior practice of selling through OEM’s; and its Sky Computer subsidiary of $0.7 million, which is offering a more “total solution” sales package. This was partially offset by $1.4 million by reduced staffing at the Company’s B-K subsidiary, which was reducing operating expenses to improve profitability. As a percentage of total revenues, selling expenses remained unchanged at 9%.

General and administrative (“G&A”) expenses were $27.5 million in fiscal 2000 compared to $21.2 million in fiscal 1999, an increase of $6.3 million or 30%. As a percentage of revenues, G&A expenses increased from 8% in fiscal 1999 to 9% in fiscal 2000. The increase was due primarily to $1.7 million of additional expenses associated with the Company’s Canadian subsidiary, ANRAD, acquired in June 1999; increased personnel expenses; additions to the bad debt provision; and operating costs associated with a new Enterprise Resource Planning (ERP) system. These were partially offset by a decrease of $0.6 million as a result of decreased staffing, to increase profitability in the Company’s B-K subsidiary.

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

The Company’s effective tax rate increased from 20% in fiscal 1999 to 31% in fiscal 2000, primarily as a result of net losses of foreign subsidiaries for which there were no tax benefits in fiscal 2000. Also, in fiscal 1999 the effective tax rate reflected the benefit of a reversal of prior year tax provisions.

Minority interest in the net income of the Company’s consolidated subsidiary, Camtronics, in fiscal 2000 amounted to $0.5 million compared to $0.8 million for fiscal 1999. During fiscal 2000, the founders and employees of Camtronics exercised their rights to sell their shares back to Camtronics. Subsequent to these transactions, the Company’s share in Camtronics increased to approximately 81%. (See Note 2 of Notes to Consolidated Financial Statements.)

Net income for fiscal 2000 was $14.1 million as compared to net income of $19.2 million for the same period last year. Basic per-share earnings were $1.10 compared to $1.51 for fiscal 1999. Diluted per-share earnings were $1.09 compared to $1.50 for fiscal 1999.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $122.9 million and $116.4 million at July 31, 2001 and 2000, respectively. Working capital was $225.6 million and $213.0 million at July 31, 2001 and 2000, respectively. The Company’s balance sheet at July 31, 2001, reflects a current ratio of 6.1 to 1, compared to 6.0 to 1 at July 31, 2000. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash.

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

Net cash used in investing activities was $8.0 million in fiscal 2001 compared to net cash used in investing activity of $12.8 million in fiscal 2000, and $28.7 million in fiscal 1999. The decrease was primarily due to lower investments in advances to affiliated companies, net proceeds of marketable securities and increase in property, plant and equipment of $4.8 million primarily related to the construction of an addition to an existing building by the Company’s wholly owned subsidiary, Camtronics.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Management has reviewed SFAS No. 141 and does not believe it will have a material effect on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”), which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on August 1, 2002. Management has reviewed SFAS No. 142 and does not believe it will have a material effect on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of “. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on August 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

Business Environment and Risk Factors

Forward Looking Statements

This Annual Report on Form 10-K contain statements, which, to the extent that they are not recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties, and actual events and results may differ significantly form those indicated in any forward-looking statements as a result of a number of important factors, including those discussed below.

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

	Year Ended July 31,
	2001	2000	1999
	Restated
Philips	23%	16%	18%
General Electric	11%	10%	8%
Toshiba	7%	9%	9%
Ten largest customers as a group	63%	60%	60%

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

The Company’s three largest customers, each of which is a significant and valued customer, were Philips, General Electric and Toshiba, which accounted for approximately 23.1%, 10.8%, and 7.4%, respectively, of product and engineering revenue for the fiscal year ended July 31, 2001. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

/S/ JOHN W. WOOD JR.
John W. Wood Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2003

/S/ JOHN J. MILLERICK
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: October 27, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Analogic Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the consolidated financial statements for the year ended July 31, 2001 have been restated.

/s/  PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

October 1, 2001, except for the matters

disclosed in Note 2, as to which

the date is October 13, 2003

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,
	2001	2000
	Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$46,013	$29,132
Marketable securities, at market	76,899	87,242
Accounts and notes receivable net of allowance for doubtful accounts ($1,268 in 2001 and $1,010 in 2000)	65,937	60,374
Accounts receivable affiliates, net	2,350	3,063
Inventories	60,696	62,326
Costs related to deferred revenue	84
Deferred income taxes	10,369	8,511
Other current assets	7,410	5,239

Total current assets	269,758	255,887
Property, plant and equipment, net	68,846	63,524
Investments in and advances to affiliated companies	4,692	4,855
Capitalized software, net	5,488	5,368
Costs related to deferred revenue	4,907
Other assets	5,468	3,567

Total Assets	$359,159	$333,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$369	$363
Obligations under capital leases	275	714
Accounts payable, trade	15,378	20,015
Accrued liabilities	20,466	17,267
Deferred revenue	4,775	2,308
Advance payments and other	972	463
Accrued income taxes	1,904	1,780

Total current liabilities	44,139	42,910
Long term liabilities:
Mortgage and other notes payable	4,896	5,265
Obligations under capital leases	664	374
Deferred revenue	9,130
Deferred income taxes	1,836	2,519
Excess of acquired net assets over cost, net		104
Minority interest in subsidiary		4,268

	16,526	12,530
Commitments
Stockholders’ equity:
Common stock, $.05 par; authorized 30,000,000 shares; issued 14,069,702 shares in 2001; 13,980,502 shares in 2000	703	699
Capital in excess of par value	37,857	27,703
Retained earnings	275,807	266,127
Accumulated other comprehensive income	(1,598)	(2,118)
Treasury stock, at cost 846,185 shares in 2001; 1,102,135 shares in 2000	(9,035)	(11,869)
Unearned compensation	(5,240)	(2,781)

Total stockholders’ equity	298,494	277,761

Total Liabilities and Stockholders’ Equity	$359,159	$333,201

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended July 31,
	2001	2000	1999
	Restated
	(in thousands, except per share data)
Net revenue:
Product	$311,671	$255,250	$242,853
Engineering	27,706	23,293	18,092
Other	12,762	13,038	12,015

Total net revenue	352,139	291,581	272,960
Cost of sales:
Product	201,516	159,175	144,120
Engineering	23,199	17,413	12,612
Other	6,354	6,203	6,098
Asset impairment charges	3,200

Total cost of sales	234,269	182,791	162,830

Gross margin	117,870	108,790	110,130

Operating expenses:
Research and product development	39,624	38,260	39,598
Selling and marketing	32,577	26,207	25,735
General and administrative	32,796	27,526	21,230

	104,997	91,993	86,563

Income from operations	12,873	16,797	23,567

Other (income) expense:
Interest income, net	(5,402)	(5,737)	(6,370)
Equity in unconsolidated affiliates	(1,890)	1,286	5,067
Other, net	646	156	(54)

	(6,646)	(4,295)	(1,357)

Income before income taxes and minority interest	19,519	21,092	24,924
Provision for income taxes	5,726	6,539	4,981
Minority interest in net income of consolidated subsidiary	205	487	758

Net income	$13,588	$14,066	$19,185

Net income per common share:
Basic	$1.05	$1.10	$1.51
Diluted	1.04	1.09	1.50
Weighted-average shares outstanding:
Basic	12,950	12,817	12,683
Diluted	13,055	12,883	12,791

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended July 31, 2001, 2000 and 1999

(000 omitted, except share data)

			Capital in Excess of Par value			Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance, July 31, 1998	13,852,127	$693	$23,567	(1,205,347)	$(13,515)	$(1,102)	$239,891	$283	$249,817
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations and income tax benefit	32,000	1	1,043	52,277	964	(730)			1,278
Purchases of treasury stock				(16,000)	(549)				(549)
Amortization of unearned compensation						527			527
Dividends declared ($0.27 per share)							(3,425)		(3,425)
Other			108						108
Comprehensive Income:
Net income for the year							19,185		19,185
Translation adjustments								(250)	(250)
Unrealized marketable securities ains and losses								(1,056)	(1,056)

Total Comprehensive Income									17,879

Balance, July 31, 1999	13,884,127	$694	$24,718	(1,169,070)	$(13,100)	$(1,305)	$255,651	$(1,023)	$265,635
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations and income tax benefit	96,375	5	2,915	66,935	1,231	(2,120)			2,031
Amortization of unearned compensation						644			644
Dividends declared ($0.28 per share)							(3,590)		(3,590)
Other			70						70
Comprehensive Income:
Net income for the year							14,066		14,066
Translation adjustments (Net of tax of $1,265)								(309)	(309)
Unrealized marketable securities gains and losses (Net of tax of $122)								(786)	(786)

Total Comprehensive Income									12,971

Balance, July 31, 2000	13,980,502	$699	$27,703	(1,102,135)	$(11,869)	$(2,781)	$266,127	$(2,118)	$277,761
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations and income tax benefit	89,200	4	4,643	65,695	802	(3,435)			2,014
Amortization of unearned compensation						976			976
Dividends declared ($0.28 per share)							(3,626)		(3,626)
Shares issued to purchase minority interest in subsidiary			5,552	190,255	2,032				7,584
Adjustment to reporting period of equity investment (Note 6)							(282)		(282)
Other			(41)						(41)
Comprehensive Income:
Net income for the year							13,588		13,588
Translation adjustments (Net of tax of $485)								(738)	(738)
Unrealized marketable securities gains and losses (Net of tax of $824)								1,258	1,258

Total Comprehensive Income:									14,108

Balance, July 31, 2001	14,069,702	$703	$37,857	(846,185)	$(9,035)	$(5,240)	$275,807	$(1,598)	$298,494

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended July 31,
	2001	2000	1999
	Restated
	(in thousands)
OPERATING ACTIVITIES:
Net income	$13,588	$14,066	$19,185
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	(2,505)	(2,562)	(3,345)
Depreciation and amortization	15,560	14,343	13,999
Minority interest in net income of consolidated subsidiaries	530	487	758
Allowance for doubtful accounts	492	91	319
Impairment of assets	3,200
Gain on sale of equipment	(109)	(158)	(87)
Excess of equity in (gain)/loss of unconsolidated affiliates	(1,890)	1,286	5,067
Compensation from stock grants	976	644	526
Impairment on investment	487	110
Net changes in operating assets and liabilities	(2,825)	(13,282)	1,059

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,504	15,025	37,481

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies		(2,805)	(4,023)
Return of investment from affiliated company	1,696
Additions to property, plant and equipment	(18,591)	(13,789)	(21,232)
Capitalized software, gross	(3,621)	(3,001)	(2,492)
Proceeds from sale of property, plant and equipment	135	769	116
Purchases of marketable securities		(8,805)	(11,205)
Maturities of marketable securities	12,425	14,840	10,120

NET CASH USED BY INVESTING ACTIVITIES	(7,956)	(12,791)	(28,716)

FINANCING ACTIVITIES:
Payment of overdraft facility			(2,600)
Payments on debt and capital lease obligations	(1,076)	(988)	(911)
Purchase of common stock for treasury			(549)
Issuance of stock pursuant to stock options and employee stock purchase plan	1,928	1,671	1,156
Dividends paid to shareholders	(3,626)	(3,590)	(3,425)

NET CASH USED BY FINANCING ACTIVITIES	(2,774)	(2,907)	(6,329)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	107	(212)	(63)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,881	(885)	2,373

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,132	30,017	27,644

CASH AND CASH EQUIVALENTS, END OF YEAR	$46,013	$29,132	$30,017

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Summary of business operations and significant accounting policies:

Business operations:

Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture and sale of high technology, high performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The Company is subject to risks common to companies in the medical instrumentation technology industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, loss of any significant customer, protection of proprietary technology, and compliance with regulations of domestic and foreign regulatory authorities and agencies.

Significant accounting policies are as follows:

(a) Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Investments in companies in which ownership interests range from 20 to 50 percent and/or the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All inter-company accounts and transactions have been eliminated.

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

The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings	35 years
Property under capital lease	up to 22 years
Manufacturing equipment	4 to 7 years
Furniture, fixtures and computer equipment	4 to 8 years
Leasehold and capital lease improvements	up to 15 years
Motor vehicles	3 years

Interest is capitalized in connection with the in house construction of fixed assets. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Total interest of $108, $171 and $154 was capitalized in fiscal 2001, 2000 and 1999, respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(j) Cash and cash equivalents:

The Company considers all short-term deposits with an original maturity of three months or less at acquisition date to be cash equivalents. Cash equivalents amounted to approximately $46,000 and $26,000 at July 31, 2001 and 2000, respectively.

(k) Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, and performs ongoing credit evaluations on its customers’ financial condition.

(l) Marketable securities:

The Company’s marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized marketable securities gains and losses are reflected as a net amount in a separate component of stockholders’ equity until realized. For the purpose of computing realized gains and losses cost is identified on a specific identification basis.

(m) Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Management has reviewed SFAS No. 141 and does not believe it will have a material effect on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on August 1, 2002. Management has reviewed SFAS No. 142 and does not believe it will have a material effect on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes FASB Statement No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of “. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on August 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

(o) Comprehensive income

Statement of Financial Accounting Standards No. 130, (“SFAS 130”), “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments.

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

(r) Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, primarily fixed assets, in accordance with Statement of Financial Accounting Standards No. 121, (SFAS 121), “Accounting for the Impairment of Long-Lived Assets to be Disposed of “. SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.

(s) Translation of Foreign Currencies

The assets and liabilities of the Company’s foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as cumulative translation adjustments in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow) are included in operations in the period in which they occur.

(t) Basis of presentation:

Certain financial statement items have been reclassified to conform to the current year’s format.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

2. Restatement:

The Company reported has restated its prior period financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd. The adjustments related to this issue resulted in a decrease in previously reported revenues of $8,437, net income of $1,643, and diluted earnings per share of $0.13, compared to the Company’s financial results previously reported for the year ended July 31, 2001.

Summarized below is a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the balance sheet and statement of operations in the Company’s Form 10-K as of and for the fiscal year ended July 31, 2001.

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

Camtronics recognizes revenue in accordance with the provisions of SOP 97-2. SOP 97-2 requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the fair values of those elements or by use of the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangements which is determined by the price charged when that element is sold (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). Specifically, Camtronics determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which Camtronics charges for these services when sold apart from a software license, and the hardware and sublicensed software based on the prices for these elements when they are sold separately from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence of fair value for the remaining undeliverable element is established.

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

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues which has been invoiced, and paid in the majority of cases, related to delivered components of a multiple-element arrangement for which fair value has not been determined for components not yet delivered or accepted by the customer. Costs related to deferred revenue represents costs of goods sold and services provided and sales commission expenses.

Deferred Revenue and costs related to deferred revenue which have been classified within the Balance Sheet as long-term represent specific transactions where Camtronics has determined that it will not meet VSOE requirements for these transactions under SOP 97-2 within the next twelve calendar months.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following tables show the effect of the restatement on the Company’s Statements of Income and Balance Sheets.

Statements of Income:

	July 31, 2001
	Previously Reported	Restated	Change
Net revenue:
Product	$320,108	$311,671	$(8,437	)(a)
Engineering	27,706	27,706
Other	12,762	12,762

Total net revenue	360,576	352,139	(8,437)

Cost of sales:
Product	204,736	201,516	(3,220	)(b)
Engineering	23,199	23,199
Other	6,354	6,354
Asset impairment charges	3,200	3,200

Total cost of sales	237,489	234,269	(3,220)

Gross margin	123,087	117,870	(5,217)

Operating expenses:
Research and product development	41,271	39,624	(1,647	)(c)
Selling and marketing	33,113	32,577	(536	)(d)
General and administrative	32,796	32,796

	107,180	104,997	(2,183)

Income from operations	15,907	12,873	(3,034)

Other (income) expense:
Interest income	(5,642)	(5,642)
Interest expense	240	240
Equity in unconsolidated affiliates	(1,890)	(1,890)
Other, net	646	646

	(6,646)	(6,646)

Income before income taxes and minority interest	22,553	19,519	(3,034)
Provision for income taxes	6,792	5,726	(1,066	)(e)
Minority interest in net income of consolidated subsidiary	530	205	(325	)(f)

Net income	$15,231	$13,588	$(1,643)

Net income per common share:
Basic	$1.18	$1.05	$(0.13)
Diluted	1.17	1.04	(0.13	)(g)
Weighted-average shares outstanding: Basic	12,950	12,950
Diluted	13,055	13,055

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Statement of Income components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$(8,437)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(4,867)
	Reclassification not impacting net income	1,647

	Net decrease	$(3,220)

(c)	Research and product development
	Reclassification not impacting net income	$(1,647)

(d)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$(536)

(e)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(1,066)

(f)	Minority interest in net income of consolidated subsidiary
	Adjust minority interest due to above adjustments	$(325)

(g)	Net income per common share: Diluted
	Net effect to diluted earnings per share due to above adjustments	$(0.13)

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Balance Sheets:

	July 31, 2001
	Previously Reported	Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$46,013	$46,013
Marketable securities, at market	76,899	76,899
Accounts and notes receivable net of allowance for doubtful accounts	65,937	65,937
Accounts receivable affiliates, net	2,350	2,350
Inventories	60,696	60,696
Costs related to deferred revenue		84	$84	(a)
Deferred income taxes	9,045	10,369	1,324	(b)
Other current assets	7,410	7,410

Total current assets	268,350	269,758	1,408
Property, plant and equipment, net	68,846	68,846
Investments in and advances to affiliated companies	4,692	4,692
Capitalized software, net	5,488	5,488
Costs related to deferred revenue		4,907	4,907	(c)
Other assets	5,143	5,468	325	(d)

Total Assets	$352,519	$359,159	$6,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$369	$369
Obligations under capital leases	275	275
Accounts payable, trade	15,378	15,378
Accrued liabilities	20,878	20,466	$(412	)(e)
Deferred revenue	4,333	4,775	442	(f)
Advance payment	972	972
Accrued income taxes	1,646	1,904	258	(g)

Total current liabilities	43,851	44,139	288

Long-term liabilities:
Mortgage and other notes payable	4,896	4,896
Obligations under capital leases	664	664
Deferred revenue	1,135	9,130	7,995	(h)
Deferred income taxes	1,836	1,836

	8,531	16,526	7,995

Stockholders’ equity:
Common stock, $.05 par value; authorized 30,000,000 shares; issued 14,069,702 shares in 2001; 13,980,502 shares in 2000	703	703
Capital in excess of par value	37,857	37,857
Retained earnings	277,450	275,807	(1,643	)(i)
Accumulated other comprehensive income	(1,598)	(1,598)
Treasury stock, at cost 846,185 shares in 2001; 1,102,135 shares in 2000	(9,035)	(9,035)
Unearned compensation	(5,240)	(5,240)

Total stockholders’ equity	300,137	298,494	(1,643)

Total liabilities and stockholders’ equity	$352,519	$359,159	$6,640

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The increase (decrease) to the balance sheet components are due to the effect of the current period restatement for deferrals of revenue and restated costs. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Costs related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$84

(b)	Deferred income taxes
	Deferred income tax related to deferred costs and revenue	$1,324

(c)	Costs related to deferred revenue (long-term)
	Deferred costs related to deferred revenue	$4,907

(d)	Other assets
	Purchase accounting adjustments related to the acquisition of the remaining 19% of Camtronics in July 2001 due to net effect from these adjustments	$325

(e)	Accrued liabilities
	Accrued warranty costs related to deferred revenue	$(412)

(f)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$442

(g)	Accrued income taxes
	Tax provision adjusted for the change to net income	$258

(h)	Deferred revenue (long-term)
	Deferred revenue classified as long-term	$7,995

(i)	Retained earnings
	Net effect to retained earnings from above adjustments	$(1,643)

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

3. Business combinations:

In July 2001, the Company ownership of Camtronics Medical Systems, Ltd. (formerly Camtronics, Ltd.) increased from 81% to 100%, as a result of the Company acquiring all outstanding shares of Camtronics common stock. The Company issued 190,255 shares of common stock from its treasury, for a value of $7,584, to acquire the remaining 19% of minority interest. The Company recorded a premium in excess of book value of $3,552 , of which $1,240 was applied to property, plant and equipment, and $2,312 was applied to intangible assets (classified as other assets on the balance sheet) related to software and systems technology.

In January 1993, the Company acquired an interest of approximately 57% in a newly formed company, B-K Medical Systems A/S (“B-K”). B-K, a Danish Corporation, is primarily engaged in the design and manufacture of ultrasound imaging devices used in urology and various sonographic techniques. The Company’s ownership interest was adjusted upward to 59% in fiscal 1994 in accordance with the shareholders’ agreement. In July 1996, the Company acquired the remaining 41% interest in B-K for $3,416 in cash. The Company’s equity in net assets of B-K exceeded the purchase price for this portion of the investment by approximately $565. This excess was fully amortized in fiscal 2001. Accumulated amortization amounted to $565 and $462 as of July 31, 2001 and 2000, respectively.

On June 28, 1999, the Company acquired the fixed assets of Noranda Advanced Materials’ medical detectors and pure metal businesses for approximately $5,500. The company was renamed ANRAD Corporation and is located in St. Laurent, Quebec. ANRAD’s objective is to develop and manufacture selenium-based flat panel x-ray detectors for the medical and industrial markets. The acquisition was accounted for as a purchase and ANRAD operations have been included in the Company’s consolidated financial statements since June 28, 1999. During the fourth quarter of fiscal 2000, ANRAD sold the assets of its pure metal business at cost for approximately $700 in cash to former employees. No gain or loss was recognized by the Company in connection with the sale.

4. Marketable securities:

Marketable securities are categorized as available-for-sale securities and summarized as follows:

	Gross Unrealized
	Cost	Gain	Loss	Fair Value
July 31, 2001
Debt securities issued by various state and local municipalities and agencies	$75,125	$1,775	$(1)	$76,899

July 31, 2000
Debt securities issued by various state and local municipalities and agencies	$87,550	$384	$(692)	$87,242

The cost and estimated fair value of current debt securities at July 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

	Cost	Fair Value
Debt Securities:
Due in one year or less	$17,361	$17,555
Due after one year through five years	57,764	59,344

Total Debt Securities	$75,125	$76,899

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

5. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,
	2001	2000
	(in thousands)
Inventories:
Raw materials	$35,660	$31,728
Work-in-process	15,642	20,724
Finished goods	9,394	9,874

	$60,696	$62,326

Property, plant and equipment:
Land and land improvements	$4,253	$4,253
Buildings and improvements	43,385	37,531
Property under capital lease	1,503	4,865
Leasehold and capital lease improvements	2,318	3,464
Manufacturing equipment	96,452	90,621
Furniture, fixtures and computer equipment	37,377	32,118
Motor vehicles	568	834

	185,856	173,686
Less accumulated depreciation and amortization	(117,010)	(110,162)

	$68,846	$63,524

The decrease in property under capital lease and leasehold and capital lease improvements was due to expiration of a real estate capital lease.

	July 31,
	2001 Restated	2000
	(in thousands)
Accrued Expenses:
Accrued employee compensation and benefits	$14,617	$10,562
Accrued warranty	2,790	3,636
Other	3,059	3,069

	$20,466	$17,267

6. Asset impairment charges:

The Company recognized asset impairment charges of $3,200 in fiscal 2001 attributable to certain assets of Anatel, the Company’s telecommunications subsidiary. As a result of the significant deterioration of the telecommunication business, the Company evaluated the recoverability of certain assets and wrote off $1,500 of inventory, $1,500 of capitalized software and $200 of capital equipments. The Company was required to reduce the carrying value of the assets to fair value and recognized asset impairment charges, because the carrying value of the affected assets exceeded the projected future undiscounted cash flows.

7. Investments in and advances to affiliated companies:

A) Investment in Shenzhen Anke High-Tech Co., Ltd:

During October 2000, Analogic Scientific, Inc. (ASI), a joint venture corporation located in The People’s Republic of China, entered into separate agreements with four investors which resulted in these investors buying a 10.8% equity interest

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

in ASI from its existing investors. This transaction had the approval of the Company and the other shareholder who prior to this transaction each had a 50% equity ownership interest in ASI. As a result, the Company’s ownership in ASI was reduced by 5.4% to 44.6%. On January 18, 2001, the company name was changed from “Analogic Scientific, Inc. “ to “Shenzhen Anke High-Tech Co., Ltd” (SAHCO).

The Company accounts for this investment under the equity method of accounting whereby the Company adjusts its investment balance to recognize its share of SAHCO’s earnings or losses, changes in SAHCO’s capital investment and dividends received.

During fiscal 2001 the Company became aware of certain differences between local statutory accounting practices used by SAHCO and U.S. Generally Accepted Accounting Principles (GAAP) primarily with respect to the valuation of accounts receivable and inventory and revenue recognition. During the quarter ended January 31, 2001, the Company evaluated the potential differences in accounting basis and concluded that adjustments were necessary for the prior periods resulting in a reduction in the Company’s investment in SAHCO of $2,375 at July 31, 2000 (or $1,808 net of tax effect) which reduced the carrying value of the Company’s investment at July 31, 2000 from $6,125 to $3,750.

SAHCO has historically provided the Company with current quarterly information regarding its financial results. To ensure that the Company has adequate time to review and adjust the financial information provided by SAHCO to conform it to U.S. GAAP, the Company changed, effective with the first fiscal quarter ended October 31, 2000, its method of recording SAHCO’s financial results and uses the previous quarter’s financial information of SAHCO to adjust its investment account in the current quarter, thereby resulting in a consistently applied quarterly delay in recording its equity-based accounting. Accordingly, the Company recognized its share of SAHCO’s previous calendar quarter profit of $414,000 (or $282,000 net of tax effect) in the three months ended October 31, 2000 and adjusted the beginning retained earnings by the $282,000. This change has no impact in fiscal year 2000.

The Company’s share of SAHCO’s losses amounted to $51 in fiscal year 2001, as compared to a profit of $865 in fiscal year 2000. The carrying value of this investment was $3,699 at July 31, 2001 and $3,750 at July 31, 2000. Transactions with SAHCO for fiscal years 2001, 2000 and 1999 consisted of revenues of approximately $3,237, $5,575, $2,610, respectively. At July 31, 2001 and 2000, net accounts receivable from this affiliate were $2,350 and $3,063, respectively.

B) Other Investments:

The Company along with another investor each owned a 50% interest in a private company for the design and development of medical imaging equipment. Upon completion of the research and development phase, the private company sold its intellectual property in a form of license to a newly formed limited liability company called Enhanced CT Technology LLC (“ECTT”), distributed its assets to the Company and the other original investor, and ceased operations.

The Company, in conjunction with its original investor, retains a 50% interest in ECTT, which will receive license related royalties based upon future sales of medical imaging equipment. The Company accounted for this transfer at historical cost and will continue to account for this investment using the equity method of accounting. The Company’s share of losses from the previous private company amounted to $2,665. The Company’s share of profit in the newly formed limited partnership was $1,789 in fiscal 2001 and $441 in fiscal 2000. The carrying value of the Company’s investment in ECTT at July 31, 2001 was $1,230 and $441 at July 31, 2000.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

8. Mortgage and other notes payable:

Mortgage and other notes payable consists of the following:

	July 31,
	2001	2000
3% Mortgage Note Payable, due 2017, payable quarterly, collateralized by land, office and manufacturing facilities	$4,515	$4,728

Business Development Revenue Bonds, interest of approximately 5% payable quarterly, annual principal payments of $150 through September 1, 2005, collateralized by land, office and manufacturing facilities	750	900

	5,265	5,628
Less current portion	369	363

	$4,896	$5,265

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

9. Lease and other commitments with related and non-related third parties:

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

Property under capital leases is included in property, plant and equipment, as follows:

	July 31,
	2001	2000
Land and Buildings	$1,503	$4,865
Less accumulated amortization	1,358	4,485

Net capital lease assets	$145	$380

The Company’s Danish subsidiary B-K announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacture of specialized diagnostic ultrasound equipment at an estimated cost of $15,500. The new facility, scheduled for completion in May 2002, will host manufacturing, research and development,

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

service, marketing, sales and administrative functions. The new facility is expected to be financed by a combination of internally generated cash and borrowings.

Certain of the Company’s subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense approximated $1,423, $989 and $764 (net of sublease income of $872, $1,143 and $1,108) in fiscal 2001, 2000 and 1999, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 2001:

Fiscal Year	Capital Leases	Operating Leases
2002	$364	$1,490
2003	363	833
2004	150	519
2005	150	462
2006	70	285

	$1,097	$3,589

Less amount representing interest at 8.45%-12.75%	158

Present value of minimum lease payments (includes current portion of $275)	$939

10. Stock option and stock bonus plans:

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

Under the Company’s key employee stock bonus plans, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plans may not dispose or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans vest in four equal installments beginning in the third year from the date of grant. Upon issuance of stock under the plans, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Shares granted under the Company’s key employee stock bonus plan were 89,000 at a weighted average fair market value of $41.61 per share in fiscal 2001; 87,000 shares at a weighted average fair market value of $27.89 per share in fiscal 2000; 22,000 shares at a weighted average fair market value of $33.16 per share in fiscal 1999. Amortization of unearned compensation of $976, $644 and $527 was recorded in fiscal 2001, 2000 and 1999, respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Under the employee stock purchase plan, eligible participants are granted options to purchase the Company’s common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six-month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 7,864 in 2001, 11,940 in 2000 and 12,389 in 1999.

At July 31, 2001, 758,523 shares were reserved for grant under the above stock option, bonus and purchase plans.

The following table sets forth the stock option transactions for the years ended July 31, 2001, 2000, and 1999:

	2001		2000		1999
	Weighted Average Price per Share	Number Of Shares	Weighted Average Price per Share	Number Of Shares	Weighted Average Price per Share	Number Of Shares
Options outstanding beginning of year	$32.60	501,543	$29.80	511,389	$27.25	477,752
Options granted	38.92	361,850	35.53	149,850	35.17	121,400
Options exercised	24.66	(66,906)	18.32	(73,370)	15.96	(49,888)
Options cancelled	35.26	(51,150)	32.92	(86,326)	33.06	(37,875)

Options outstanding end of year	36.11	745,337	32.60	501,543	29.80	511,389

Options exercisable end of year	30.70	159,048	23.60	84,374	19.87	111,656

The following table summarizes information about stock options outstanding at July 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 7/31/01	Weighted-Avg Remaining Contractual Life (years)	Weighted-Avg Exercise Price	Number Exercisable As of 7/31/01	Weighted-Avg Exercise Price
$16.75-$32.13	135,612	3.92	$27.16	92,025	$25.78
32.14-33.00	18,375	3.57	32.49	12,000	32.52
33.01-34.75	185,350	7.14	34.75	1,750	34.75
34.76-36.50	124,550	6.86	36.21	14,785	36.11
36.51-43.13	150,800	6.19	39.87	26,234	37.57
43.14-44.00	130,650	7.11	43.82	12,254	44.00

16.75-44.00	745,337	6.22	36.11	159,048	30.70

The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options. The fair value of the Company’s stock options was estimated using the following weighted-average assumptions:

	2001	2000	1999
Expected life (in years)	6	8	7
Volatility	44%	41%	38%
Risk-free interest rate	5.48%	6.45%	4.89%
Dividend yield	.7%	.6%	.8%

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The weighted-average estimated fair value of stock options granted during fiscal 2001, 2000 and 1999, was $18.45, $19.11 and $19.13 per share, respectively. For pro forma purposes, the estimated fair value of the Company’s stock options is amortized over the options’ vesting period. The Company’s pro forma information is as follows:

	Years Ended July 31,
	2001	2000	1999
	Restated
	(in thousands, except per share amounts)
Net income As reported	$13,588	$14,066	$19,185
Pro forma	11,451	13,567	18,659
Net income per common share
As reported — Basic	1.05	1.10	1.51
Pro forma — Basic	0.88	1.06	1.47
As reported — Diluted	1.04	1.09	1.50
Pro forma — Diluted	0.88	1.05	1.46

11. Retirement Plans:

The Company has a qualified Profit Sharing Retirement Plan (“Retirement Plan”) for the benefit of eligible employees. The Retirement Plan provides that the Company shall make contributions from current or accumulated earnings as determined by the Board of Directors. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. Profit sharing expense amounted to $1,000 in fiscal years 2000 and 1999. The Company did not contribute to the Retirement Plan in fiscal 2001.

The Company sponsors a 401(k) Plan (the “Plan”) to provide retirement benefits for its employee. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Beginning in fiscal 2001, the Company matched employee contributions dollar for dollar up to 3% of eligible earning per year per person. All contributions vest immediately. The Company contributions to the Plans totaled $2,009 in fiscal 2001.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

12. Income taxes:

The components of the provision for income taxes are as follows:

	July 31,
	2001	2000	1999
	Restated
Current income taxes:
Federal	$6,399	$5,737	$6,743
State and foreign	2,206	2,038	883

	8,605	7,775	7,626

Deferred income taxes (benefit):
Federal	(2,567)	(1,273)	(2,192)
State and foreign	(312)	37	(453)

	(2,879)	(1,236)	(2,645)

	$5,726	$6,539	$4,981

The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

	July 31,
	2001	2000		1999
	Restated
Deferred revenue	$(1,324)	$		$
Unrealized equity loss	(48)		(64)		(2,012)
Capitalized software	(214)		507		75
Depreciation	(243)		(51)		197
Bad debt			(1,175)		16
Inventory valuation	(711)		(376)		(876)
Benefit plans	(284)		(151)		(202)
Capital loss carryforwards			(140)		145
Other items, net	(55)		214		12

	$(2,879)		$(1,236)		$(2,645)

Income (loss) before income taxes from domestic and foreign operations is as follows:

	July 31,
	2001	2000	1999
	Restated
Domestic	$19,695	$18,287	$25,987
Foreign	(176)	2,805	(1,063)

	$19,519	$21,092	$24,924

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The components of the deferred tax assets and liabilities are as follows:

July 31, 2001 (Restated)	Deferred Tax Assets	Deferred Tax Liabilities
Deferred revenue	$1,324	$
Depreciation			3,814
Bad debt	1,364
Capitalized interest and other costs	385		387
Inventory	2,583
Warranty	992
Benefit plans	1,934
Lease transactions	97
Unrealized equity gain/loss	4,723		2,388
Capitalized software, net			1,340
Capital loss carryforwards	780
Comprehensive Income	1,049
Miscellaneous	1,231

	$16,462		$7,929

July 31, 2000	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation		$4,057
Bad debt	$1,364
Capitalized interest and other costs	455	419
Inventory	1,872
Warranty	1,010
Benefit plans	1,650
Lease transactions	287
Unrealized equity gain/loss	5,075	2,788
Capitalized software, net		1,554
Capital loss carryforwards	780
Comprehensive income	1,387
Miscellaneous	930

	$14,810	$8,818

A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,
	2001	2000	1999
	Restated
U.S. federal statutory tax rate	35%	35%	35%
Foreign sales corporation tax benefit	(3)	(3)	(3)
State income taxes, net of federal tax benefit	2	2	1
Tax exempt interest	(7)	(7)	(6)
Prior year tax provision			(2)
General business credit	(1)	(1)	(2)
Net losses of subsidiaries not taxed		3
Other items, net	3	2	(3)

Effective tax rate	29%	31%	20%

At July 31, 2001 the Company had capital loss carryforwards of $1,970. These carryforwards will expire in 2003 in the amount of $1,617 and 2005 in the amount of $353.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Two of the Company’s subsidiaries have elected to be taxed as Foreign Sales Corporations (FSC).

The company does not provide U.S. federal income taxes on undistributed earning of consolidated foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

13. Quarterly results of operations (unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended July 31, 2001 and 2000.

	Total Revenue	Gross Margin	Net Income	Basic Net Income Per share	Diluted Net Income Per share
			(A)	(A)	(A)
2001 Quarters (restated) First	$80,995	$28,578	$4,552	$0.35	$0.35
Second	90,147	30,631	4,191	0.33	0.32
Third	88,243	30,415	4,269	0.33	0.33
Fourth	92,754	28,246	576	0.04	0.04

Total	$352,139	$117,870	$13,588	$1.05	$1.04

2000 Quarters First	$63,713	$23,911	$2,518	$0.20	$0.20
Second	65,015	22,873	1,188	0.09	0.09
Third	75,070	27,929	4,997	0.39	0.39
Fourth	87,783	34,077	5,363	0.42	0.41

Total	$291,581	$108,790	$14,066	$1.10	$1.09

(A)	The Company recorded asset impairment losses of $3,200 in the fourth quarter of fiscal 2001 related to Anatel, the Company’s telecommunications subsidiary. (Note 6)

14. Transactions with major customers and industries:

One export customer accounted for approximately $78,000 and $44,000 or 23% and 16% of total product and engineering revenue in fiscal 2001 and 2000, respectively. Of the total product and engineering revenue, one domestic customer accounted for approximately $37,000 or 11% and $28,000 or 10% in fiscal 2001 and 2000, respectively.

The Company’s ten largest customers accounted for approximately 63% of product and engineering revenue during fiscal 2001.

Medical Technology Products, consisting primarily of electronic systems and subsystems for medical imaging equipment, accounted for approximately 79% of product and engineering revenue in fiscal 2001.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

15. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities are as follows for the years ended:

	July 31,
	2001	2000	1999
	Restated
Accounts and notes receivable	$(6,596)	$(8,851)	$416
Accounts receivable from affiliates	713	1,882	(2,386)
Inventories	(407)	(11,150)	2,301
Costs related to deferred revenue	(4,991)
Other current assets	(2,010)	(2,399)	(515)
Other assets	(606)	(2,177)	(383)
Accounts payable trade	(4,465)	6,065	2,967
Accrued expenses and other current liabilities	15,128	1,314	(592)
Accrued income taxes	409	2,034	(749)

Net changes in operating assets and liabilities	$(2,825)	$(13,282)	$1,059

During fiscal years 2001, 2000 and 1999 interest paid amounted to $420, $431 and $505, respectively.

Income tax paid during fiscal years 2001, 2000 and 1999 amounted to $8,308, $6,044 and $9,092, respectively.

Supplemental information regarding noncash investing and financing activities:

Capital lease obligations incurred for the purchase of new equipment was $565 in fiscal 2001.

Issued 190,255 shares of common stock for remaining interest in subsidiary for $7,584. (Note 3).

16. Net Income per share:

The Company’s reported net income and the number of shares utilized in the net income per share calculations for the fiscal years ending July 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
	Restated
Net income	$13,588	$14,066	$19,185

Weighted average number of common shares outstanding — Basic	12,950,000	12,817,000	12,683,000
Effect of dilutive securities:
Stock options and restricted stock	105,000	66,000	108,000

Weighted average number of common shares outstanding — Diluted	13,055,000	12,883,000	12,791,000

Net income per common share:
Basic	$1.05	$1.10	$1.51
Diluted	1.04	1.09	1.50

Stock options to purchase approximately 90,000, 199,000 and 150,000 shares of common stock were outstanding during the years ended July 31, 2001, 2000, and 1999, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years. Although these stock options were antidilutive in fiscal 2001, 2000, and 1999, they may be dilutive in future years’ calculations.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

17. Segment information:

The Company’s operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The other segment represents the Company’s hotel operation and other Company’s operations which do not meet the materiality requirements for separate disclosure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The table below presents information about the Company’s reportable segments:

	Years Ended July 31,
	2001	2000	1999
	Restated
Revenues:
Medical instrumentation technology products	$313,638	$265,589	$248,330
Other	38,501	25,992	24,630

Total	$352,139	$291,581	$272,960

Income before income taxes and minority interest:
Medical instrumentation technology products	$11,173	$15,762	$19,264
Other	8,346	5,330	5,660

Total	$19,519	$21,092	$24,924

Identifiable assets:
Medical instrumentation technology products	$244,282	$212,634	$189,386
Other	114,877	120,567	123,313

Total	$359,159	$333,201	$312,699

The significant amount of identifiable assets categorized in other relates mainly to the Company’s cash equivalents and marketable securities.

Information regarding geographic areas for the years ended July 31, 2001, 2000 and 1999 are as follows:

Fiscal Year		United States	Netherlands	Japan	Germany	Other	Total
2001 (Restated)	Revenues	$213,142	$45,149	$40,191	$18,125	$35,532	$352,139
	Long-lived assets	79,132				10,269	89,401
2000	Revenues	$172,435	$22,981	$44,600	$16,318	$35,247	$291,581
	Long-lived assets	67,255				10,059	77,314
1999	Revenues	$157,416	$27,651	$42,228	$15,689	$29,976	$272,960
	Long-lived assets	61,590				10,639	72,229

Revenues are attributed to countries based on the location of the customers.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

18. Foreign operations:

Financial information relating to the Company’s foreign and domestic operations for fiscal years 2001, 2000 and 1999 are as follows:

	Foreign	Domestic	Total
FY2001 (restated)
Revenue	$30,033	$322,106	$352,139
Income (loss) from operations	(207)	13,080	12,873
Identifiable assets	29,156	330,003	359,159

FY2000
Revenue	30,978	260,603	291,581
Income from operations	1,784	15,013	16,797
Identifiable assets	27,614	305,587	333,201

FY1999
Revenue	24,552	248,408	272,960
Income (loss) from operations	(1,186)	24,753	23,567
Identifiable assets	30,533	282,166	312,699

19. Subsequent event:

In September 2001, the Corporation announced that it acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in return for an equity investment of $7.5 million and other considerations. Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufacturers (OEMs) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields a Computed Tomography (CT) and Magnetic Resonance Imaging (MRI). Analogic has agreed to refinance the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank or by refinancing the debt directly. Analogic will have two of the seats on Cedara’s seven person board of directors. The Company will account for this investment as an equity method investment due to the Company’s ability to exercise influence over operating and financial policies.

INDEX TO EXHIBITS

	Title	Incorporated by Reference to
3.1	Restated Articles of Organization as amended March 15, 1988	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988

3.2	By-laws, as amended January 27, 1988	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988

10.1	Lease dated March 5, 1976 from Bernard M. Gordon to Analogic	Exhibit 6(e) to the Company’s Statement on Form S-14 (File No. 2— No. 2-61959)

10.2	Amendment of Lease dated May 1, 1977 between Bernard M. Gordon and Analogic	Exhibit to the Company’s Report on Form 8-K May 1, 1977

10.3	Lease dated January 16, 1976 from Bernard M. Gordon to Data Precision Corporation July 31,and related Assignment of Lease dated October 31, 1979 from Data Precision Corporation to Analogic	Exhibit to the Company’s Annual Form 10-K for the fiscal year ended 1977

10.4	(a) Lease dated October 31, 1977 from Audubon Realty, Ltd to Data Precision Corporation and related letter agreement dated January 18, 1978	Exhibit 6(d) to the Company’s Registration Statement on Form S-14 (File No. 2-61959)

	(b) Amendment of Lease dated July 19, 1979 Between Audubon Realty, Ltd and Analogic	Exhibit I to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1982

	(c) Third Amendment of Lease dated August 2, 1982	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1982

	(d) Fourth Amendment of Lease dated December 31, 1982	Exhibit 19.1 to Quarterly Report on Form 10-Q for the three months ended January 31, 1983

10.5	(a) Lease dated March 16, 1981 from Audubon Realty Ltd to Analogic	Exhibit II to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1981

	(b) Amendment of Lease dated October 31, 1984	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985

	Title	Incorporated by Reference to

10.6	Land Disposition Agreement by and between City of Peabody Community Development Authority and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10K for the fiscal year ended 1981

10.7	Loan Agreement among the City of Peabody, its Community Development Authority, and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981

10.8	Amendments to Urban Development Action Grant Agreement dated August 28, 1986 and September30, 1986.	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1986

10.9	Promissory Note of Analogic payable to Peabody Community Development Authority	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981

10.10	(g) Sublease dated as of July 28, 1986 between Analogic as sublessor and Medical Electronics Laboratories, Inc. as sublessee	Exhibit to the Company’s Report on Form 8-K dated July 31, 1986

10.12	(a) Anamass Partnership Agreement dated As of July 5, 1988 between Ana/dventure Corporation and Massapea Inc.	Exhibit 10.12(a) to the Company’s Annual Report on Form 10-K for fiscal year July 31, 1988

	(b) Ground Lease Agreement dated July 5, 1988 between Analogic and Anamass Partnership	Exhibit 10.12(b) to the Company’s Report on Form 10-K for fiscal year

	(c) Equity Infusion Agreement	Exhibit 10.12(c) to the Quarterly Report on Form 10-Q for the three months ended January 31, 1991

	(d) Resolution Agreement dated July 31, 1991 and ratified on August 8, 1991	Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1991

10.15	Restated Analogic Corporation Profit Sharing Plan dated July 31, 1985 And Amendment No. 1 thereto dated August 20, 1985	Exhibit 10.9(c) to the Company’s Annual Report on Form 10-K for the July 31, 1985

10.l6	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit A to definitive Proxy Statement for the Annual Meeting of Stockholders’ held January 25, 1984

10.18	1985 Non-Qualified Stock Option Plan Dated May 13, 1985	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985 (File No. 33-6835)

10.19	(a) Employee Qualified Stock Purchase Plan dated June 10, 1986	Exhibit G to the Company’s definitive Proxy

	Title	Incorporated by Reference to
Statement dated December 9, 1985 for the Company’s Special Meeting in lieu of Annual Meeting of Stockholders held January 22, 1986 (File No. 33-5913)

	(b) Said Employee Stock Purchase Plan (as amended on October 9, 1997)	Exhibit A to the company’s definitive Proxy Statement dated December 1, 1997 for the Company’s Annual Meeting to Shareholders Held January 23, 1998.

10.20	Proposed 1988 Non-Qualified Stock Option Plan for Non-Employee Directors	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988 (File No. 33,273372)

10.21	Form of Indemnification Contract	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

10.22	Agreement and Plan of Merger between SKY COMPUTERS, Inc., and Analogic Corporation	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

10.23	(a) Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992	Exhibits to the Company’s Report on Form 8-K dated December 18, 1992

(b) Addendum dated December 11, 1992 to Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992

(c) Shareholders Agreement between B-K Medical Holding A/S and Analogic Corporation dated December 11, 1992

10.24	Key Employee Incentive Stock Option Plan Dated June 11, 1983	Exhibit A to the Company’s definitive Proxy Statement dated December 1, 1993 for the Company’s Annual Meeting of Stockholders held January 21, 1994 (File No. 33-53381)

10.25	Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997	Exhibit A to the Company’s definitive Proxy Statement dated December 2, 1996 for the Company’s annual meeting of stockholders held January 24, 1997

10.26	Key Employee Incentive Stock Option Plan Dated June 11, 1998 as amended October 12 2000 and November 16, 2001.	Exhibit A to the Company’s definitive Proxy Statement dated December 14, 2001 for the Company’s annual meeting of stockholders held January 18, 2002.

	Title	Incorporated by Reference to

10.27	Key Employee Stock Bonus Plan Statement dated December 1, 2000 for the Company’s Annual Meeting of Stockholders held January 19, 2001.	Exhibit B to the Company’s definitive Proxy Dated October 12, 2000

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.1 to the Company’s Form 10-K/A Amendment No. 1 for the fiscal year ended July 31, 2001

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Exhibit 31.2 to the Company’s Form 10-K/A Amendment No. 1 for the fiscal year ended July 31, 2001

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the Company’s Form 10-K/A Amendment No. 1 for the fiscal year ended July 31, 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002	Exhibit 32.2 to the Company’s Form 10-K/AAmendment No. 1 for the fiscal year ended July 31, 2001

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350