Form 10-Q/A
period 2001-10-31
ANALOGIC CORP
filed 2003-10-29
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     The number of shares of Common Stock outstanding at November 30, 2001 was 13,207,050.

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED OCTOBER 31, 2001
INTRODUCTORY NOTE

          Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended October 31, 2001 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (unaudited) for the three months ended October 31, 2001 and (ii) revise related disclosures included in the Form 10-Q.

          On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, and condensed financial statements for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to reflect the application of the appropriate accounting principles to the recognition of software revenue by Camtronics Medical Systems, Ltd., a 100% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001. As restated, the Company’s financial results for the quarter ended October 31, 2001 reflect a reduction in revenues of $198,000, net income of $78,000, and diluted earnings per share of $0.00. See Note 2, “Restatement,” of the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

          This Amendment amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q for the period ended October 31, 2001. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2001, as filed on October 29, 2003 with the Securites and Exchange Commission and the Company’s Form 10-Q for the three months ended October 31, 2000 as filed with the Securities and Exchange Commission on October 29, 2003. This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

INDEX

		Page No.

Part I.	Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2001 (Restated) and July 31, 2001 (Restated)	4
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 2001 (Restated) and 2000	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2001 (Restated) and 2000	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7-15
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	16-21
Part II.	Other Information
Item 6.	Exhibits and Reports of Form 8-K	22
Signatures		23
Exhibit Index		24
Certifications

PART I. Financial Information

ITEM 1. Financial Statements

ANALOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	October 31,	July 31,
	2001	2001

	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$50,603	$46,013
Marketable securities, at market	76,313	76,899
Accounts and notes receivable, net of allowance for doubtful accounts of $1,354 in fiscal 2002 and $1,268 in fiscal 2001	55,355	68,287
Inventories	59,196	60,696
Costs related to deferred revenue	376	84
Deferred income taxes	11,929	10,369
Other current assets	6,677	7,410

Total current assets	260,449	269,758
Property, plant and equipment, net	71,543	68,846
Investments in and advances to affiliated companies	7,396	4,692
Capitalized software, net	3,757	5,488
Costs related to deferred revenue	4,764	4,907
Other assets	7,759	5,468

Total assets	$355,668	$359,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$371	$369
Obligations under capital leases	289	275
Accounts payable, trade	16,636	15,378
Accrued liabilities	19,149	20,466
Deferred revenue	5,276	4,775
Advance payments and other	719	972
Accrued income taxes	2,072	1,904

Total current liabilities	44,512	44,139

Long-term liabilities:
Mortgage and other notes payable	8,153	4,896
Obligations under capital leases	576	664
Deferred revenue	8,215	9,130
Advance payments and other	300
Deferred income taxes	2,153	1,836

	19,397	16,526

Commitments
Stockholders’ equity:
Common stock, $.05 par value	704	703
Capital in excess of par value	37,182	37,857
Retained earnings	268,434	275,807
Accumulated other comprehensive income	(1,189)	(1,598)
Treasury stock, at cost	(9,026)	(9,035)
Unearned compensation	(4,346)	(5,240)

Total stockholders’ equity	291,759	298,494

Total liabilities and stockholders’ equity	$355,668	$359,159

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	October 31,

	2001	2000

	Restated	Restated
Net revenue:
Product	$65,155	$71,133
Engineering	7,477	5,743
Other	2,972	4,119

Total net revenue	75,604	80,995

Cost of sales:
Product	41,989	46,681
Engineering	6,623	4,000
Other	1,455	1,736
Asset impairment charges	8,883

Total cost of sales	58,950	52,417

Gross margin	16,654	28,578

Operating expenses:
Research and product development	10,162	9,013
Selling and marketing	8,329	7,315
General and administrative	7,949	7,328

	26,440	23,656

Income (loss) from operations	(9,786)	4,922

Other (income) expense:
Interest income, net	(1,155)	(1,485)
Equity in unconsolidated affiliates	(738)	(811)
Other, net	166	384

	(1,727)	(1,912)

Income (loss) before income taxes and minority interest	(8,059)	6,834
Provision for income taxes	(1,611)	2,210
Minority interest		72

Net income (loss)	$(6,448)	$4,552

Net income (loss) per common share:
Basic	$(0.49)	$0.35
Diluted	(0.49)	0.35
Weighted average shares outstanding:
Basic	13,093	12,879
Diluted	13,093	12,932

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	October 31,

	2001	2000

	Restated	Restated
OPERATING ACTIVITIES:
Net income (loss)	$(6,448)	$4,552
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred income taxes	(1,655)	(375)
Depreciation and amortization	4,217	2,830
Minority interest in net income of consolidated subsidiaries		72
Allowance for doubtful accounts	75	59
Impairment of assets	8,883
(Gain) loss on sale of equipment	32	(23)
Excess of equity in gain of unconsolidated affiliates	(738)	(811)
Loss on investment		166
Compensation from stock grants	200	183
Net changes in operating assets and liabilities	9,911	(4,861)

NET CASH GENERATED BY OPERATING ACTIVITIES	14,477	1,792

INVESTING ACTIVITIES:
Investments in affiliated companies	(7,500)
Return of investment from affiliated company	1,002
Additions to property, plant and equipment	(7,309)	(2,290)
Capitalized software	(688)	497
Proceeds from sale of property, plant and equipment	4	57
Maturities of marketable securities	1,165	4,400

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,326)	2,664

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(246)	(374)
Proceeds from long-term debt	3,494
Issuance of common stock pursuant to stock options and employee stock purchase plan	28	63

NET CASH GENERATED (USED) IN FINANCING ACTIVITIES	3,276	(311)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	163	(875)

NET INCREASE IN CASH & CASH EQUIVALENTS	4,590	3,270

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,013	29,132

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,603	$32,402

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands except per share data)

1. Basis of Presentation:

     The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three months ended October 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2002, or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2001, included in the Company’s Form 10-K/A as filed with the SEC on October 29, 2003, and the Company’s Form 10-Q/A for the three months ended October 31, 2001 as filed with the SEC on October 29, 2003.

     The condensed financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2001, contains data derived from audited financial statements.

     Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

     The Company has restated its prior period condensed financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd. The adjustments related to this issue resulted in a decrease in previously reported revenues of $198, net income of $78, and diluted earnings per share of $0.00, compared to the Company’s financial results previously reported for the quarter ended October 31, 2001.

     Summarized below is a more detailed discussion of the restatement along with a comparison of the amounts previously reported on the condensed balance sheets and statements of operations in Form 10-Q/A as of and for the three months ended October 31, 2001.

     In connection with the preparation of its Financial Statements for the fiscal year ended July 31, 2003 the Company concluded that its accounting for revenue at its Camtronics subsidiary did not meet required accounting standards. The Company has taken steps to ensure that Camtronics sales transactions will be properly accounted for in the future.

     Camtronics previously accounted for all of its revenues in accordance with Staff Accounting Bulletin 101, “Revenue Recognition” (“SAB 101”). The Company has determined that Camtronics’ revenue recognition policy should be in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2. Accordingly, “Software Revenue Recognition"(“SOP 97-2”), certain revenues originally recorded in prior periods should have been deferred. In accordance with SAB 101, the Company had previously recognized revenue when the major components of software had been delivered, installed, and accepted by the customer. In the majority of sales transactions involved in the restatement, the customer has already installed and paid for the software it had accepted. As required by SOP 97-2, the Company will recognize the total revenue related to transactions involving software once all components are delivered, installed, and accepted by the customer.

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

     Camtronics recognizes revenue in accordance with the provisions of SOP 97-2. SOP 97-2 requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the fair values of those elements or by use of the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence ("VSOE") of fair value exists for all of the undelivered elements in the arrangement, which is determined by the price charged when that element is sold separately (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). Specifically, Camtronics determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which Camtronics charges for these services when sold apart from a software license, and the hardware and sublicensed software based on the prices for these elements when they are sold separately from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence of fair value for the remaining undelivered element is established.

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

Statements of Operations:

	Three Months Ended October 31, 2001

	(unaudited)
	Previously
	Reported	Restated	Change

Net revenue:
Product	$65,353	$65,155	$(198)	(a	)
Engineering	7,477	7,477
Other	2,972	2,972

Total net revenue	75,802	75,604	(198)

Cost of sales:
Product	41,551	41,989	438	(b	)
Engineering	6,623	6,623
Other	1,455	1,455
Asset impairment charges	8,883	8,883

Total cost of sales	58,512	58,950	438

Gross margin	17,290	16,654	(636)

Operating expenses:
Research and product development	10,678	10,162	(516)	(c	)
Selling and marketing	8,352	8,329	(23)	(d	)
General and administrative	7,949	7,949

	26,979	26,440	(539)

Income (loss) from operations	(9,689)	(9,786)	(97)

Other (income) expense:
Interest income, net	(1,155)	(1,155)
Equity in unconsolidated affiliates	(738)	(738)
Other, net	166	166

	(1,727)	(1,727)

Income (loss) before income taxes	(7,962)	(8,059)	(97)
Provision (benefit) for income taxes	(1,592)	(1,611)	(19)	(e	)

Net income (loss)	$(6,370)	$(6,448)	$(78)

Net income (loss) per common share:
Basic	$(0.49)	$(0.49)	$0.00
Diluted	(0.49)	(0.49)	0.00
Weighted average shares outstanding:
Basic	13,093	13,093
Diluted	13,093	13,093

Statements of Operations components increased (decreased) as a result of the following:

(a	)	Net revenue: Product
		Adjust recognition of revenue for application of SOP 97-2	$(198)

(b	)	Cost of sales: Product
		Adjust cost of sales related to transactions for which revenue has been deferred	$(78)
		Reclassification not impacting net income	516

		Net decrease	$438

(c	)	Research and product development
		Reclassification not impacting net income	$(516)

(d	)	Selling and marketing
		Adjust commission expense related to transactions for which revenue has been deferred	$(23)

(e	)	Provision (benefit) for income taxes
		Net decrease to provision due to above adjustments	$(19)

Balance Sheets:

	October 31, 2001
	unaudited

	Previously
	Reported	Restated	Change

ASSETS
Current assets:
Cash and cash equivalents	$50,603	$50,603
Marketable securities, at market	76,313	76,313
Accounts and notes receivable, net of allowance for doubtful accounts	55,355	55,355
Inventories	59,196	59,196
Costs related to deferred revenue		376	$376	(a	)
Deferred income taxes	10,557	11,929	1,372	(b	)
Other current assets	6,677	6,677

Total current assets	258,701	260,449	1,748
Property, plant and equipment, net	71,543	71,543
Investments in and advances to affiliated companies	7,396	7,396
Capitalized software, net	3,757	3,757
Costs related to deferred revenue		4,764	4,764	(c	)
Other assets	7,434	7,759	325	(d	)

Total assets	$348,831	$355,668	$6,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$371	$371
Obligations under capital leases	289	289
Accounts payable, trade	16,636	16,636
Accrued liabilities	24,308	19,149	$(5,159)	(e	)
Deferred revenue		5,276	5,276	(f	)
Advance payments and other		719	719	(g	)
Accrued income taxes	1,786	2,072	286	(h	)

Total current liabilities	43,390	44,512	1,122

Long-term liabilities
Mortgage and other notes payable	8,153	8,153
Obligations under capital leases	576	576
Deferred revenue		8,215	8,215	(i	)
Advance payments and other	1,080	300	(780)	(j	)
Deferred income taxes	2,153	2,153

	11,962	19,397	7,435

Commitments
Stockholders’ equity:
Common stock, $.05 par value	704	704
Capital in excess of par value	37,182	37,182
Retained earnings	270,154	268,434	(1,720)	(k	)
Accumulated other comprehensive income	(1,189)	(1,189)
Treasury stock, at cost	(9,026)	(9,026)
Unearned compensation	(4,346)	(4,346)

Total stockholders’ equity	293,479	291,759	(1,720)

Total liabilities and stockholders’ equity	$348,831	$355,668	$6,837

     The increases (decreases) to the balance sheet components are due to the effect of the current restatement for the deferrals of revenue and related costs and the cumulative effect of the beginning of the year for the restatements of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a	)	Costs related to deferred revenue (short-term)
		Deferred costs related to deferred revenue	$376

(b	)	Deferred income taxes
		Deferred income tax related to deferred costs and revenue	$1,372

(c	)	Costs related to deferred revenue (long-term)
		Deferred costs related to deferred revenue	$4,764

(d	)	Other assets
		Purchase accounting adjustments related to the acquisition of the remaining 19% of Camtronics in July 2001 due to net effect from these adjustments for the periods prior to such acquisition	$325

(e	)	Accrued liabilities
		Reclassification not impacting net income	$(4,795)
		Accrued warranty costs related to deferred revenue	(364)

		Net decrease	$(5,159)

(f	)	Deferred revenue (short-term)
		Deferred revenue classified as short-term	$1,200
		Reclassification not impacting net income	4,076

		Net increase	$5,276

(g	)	Advance payments and other (short-term)
		Reclassification not impacting net income	$719

(h	)	Accrued income taxes
		Tax provision adjusted for the change to net income	$286

(i	)	Deferred revenue (long-term)
		Deferred revenue classified as long-term	$7,435
		Reclassification not impacting net income	780

		Net increase	$8,215

(j	)	Advance payments and other (long-term) Reclassification not impacting net income	$(780)

(k	)	Retained earnings
		Net effect to retained earnings from above adjustments:
		Cumulative effect through July 31, 2001	$(1,642)
		Effect for the quarter ended October 31, 2001	(78)

		Net decrease	$(1,720)

3. Balance sheet information:

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

	October 31,	July 31,
	2001	2001

Inventory:
Raw materials	$36,979	$35,660
Work-in-process	11,967	15,642
Finished goods	10,250	9,394

	$59,196	$60,696

Accrued liabilities: (Restated)
Accrued employee compensation and benefits	$11,988	$14,617
Accrued warranty	2,856	2,790
Dividends payable to shareholders	926
Other	3,379	3,059

	$19,149	$20,466

4. Investment in and Advances to Affiliated Companies:

     In September 2001, the Corporation announced that it acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in exchange for cash of $7,500 and other considerations. Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufacturers (OEMs) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields a Computed Tomography (CT) and Magnetic Resonance Imaging (MRI). Analogic has agreed to guarantee the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank. Analogic will have two of the seats on Cedara’s seven-person board of directors. The Company will account for this investment as an equity method investment due to the Company’s ability to exercise influence over operating and financial policies.

5. Dividends:

     The Company declared dividends of $.07 per common share on October 11, 2001, payable November 8, 2001 to shareholders of record on October 25, 2001.

6. Asset impairment charges:

     As of October 31, 2001, Analogic has recorded asset impairment charges totaling $8,883 on a pre-tax basis.

     As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic has implemented a program to significantly reduce the scope of activities related to Anatel, the Company’s wholly-owned telecommunications subsidiary. The Company has recorded a pre-tax charge of $1,901 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $557 related to obsolete inventory, as well as a pre-tax charge of $1,120 related to capitalized software, have been recorded as those assets have been deemed to be unrecoverable. The Company expects to incur immaterial costs related to involuntary terminations and other related activities.

     The Company has also decided to discontinue the sales of certain of its older and nonprofitable product lines within its semi-conductor test equipment business, in order to focus it’s resources on the highest potential growth areas within this business. As a result, the Company has recorded a pre-tax charge of $902 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3,600 related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $803 related to capitalized software, have been recorded as those assets have been deemed to be unrecoverable. The Company expects to incur immaterial costs related to involuntary terminations and other related activities.

     The entire balance of each charge has been recorded within the Cost of Sales section of the Company’s Condensed Consolidated Statements of Operations.

7. Comprehensive Income (Loss):

     The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended
	October 31,

	2001	2000

	Restated	Restated
Net income (loss)	$(6,448)	$4,552
Other comprehensive income (loss) net of tax:
Unrealized holding gains and losses, net of taxes of $229 and $83 for the three months ended October 31, 2001 and 2000	350	126
Foreign currency translation adjustment, net of taxes of $39 and $574 for the three months ended October 31, 2001 and 2000	59	(876)

Total comprehensive income (loss)	$(6,039)	$3,802

8. Net income (loss) per share:

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	October 31,

	2001	2000

	Restated	Restated
Net income (loss)	$(6,448)	$4,552

Basic:
Weighted average number of common shares outstanding	13,093	12,879

Net income (loss) per share	$(0.49)	$0.35

Diluted:
Weighted average number of common shares outstanding	13,093	12,879
Dilutive effect of stock options		53

Total	13,093	12,932

Net income (loss) per share	$(0.49)	$0.35

     For the three months ended October 31, 2001, incremental shares of 25,006 related to options to acquire common stock and 127,005 shares of unvested restricted commons stock, have been excluded from the calculation of diluted earnings per share, as their inclusion would have had an antidilutive effect.

9. Supplemental disclosure of cash flow information:

     Changes in operating assets and liabilities are as follows:

	Three Months Ended
	October 31,

	2001	2000

	Restated	Restated
Accounts and notes receivable	$15,285	$(2,313)
Accounts receivable from affiliates	(1,785)	(636)
Inventories	(2,433)	(6,471)
Costs related to deferred revenue	(149)	(369)
Other current assets	242	(184)
Other assets	(200)	271
Accounts payable trade	1,222	4,736
Accrued expenses and other current liabilities	(2,843)	(981)
Accrued income taxes	572	1,086

Net changes in operating assets and liabilities	$9,911	$(4,861)

10. Segment information:

     The Company’s operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that both manufacture and market products for medical and industrial use. The other segment represents the Company’s hotel operation and other Company’s operations, which do not meet the materiality requirements for separate disclosure. The table below presents information about the Company’s reportable segments for the periods presented below:

	Three Months Ended
	October 31,

	2001	2000

	Restated	Restated
Revenues:
Medical instrumentation technology products	$66,208	$72,141
Other	9,396	8,854

Total	$75,604	$80,995

Income (loss) before income taxes and minority interest:
Medical instrumentation technology product	$(9,867)	$4,223
Other	1,808	2,611

Total	$(8,059)	$6,834

	October 31,	July 31,
	2001	2001

	Restated	Restated
Identifiable assets:
Medical instrumentation technology product	$237,590	$244,282
Other	118,078	114,877

Total	$355,668	$359,159

11. Taxes:

     The effective tax rate for the first quarter of fiscal 2002 was 20% as compared to 32% for the same period last year. This decrease in rate was due to the increase in the tax benefit of tax exempt interest and the extraterritorial income exclusion.

12. Commitment:

     The Company’s Danish subsidiary B-K Medical A/S announced in May 2001 the construction of a new 135,000 square foot facility in Herlev, north of Copenhagen, for the manufacturing of specialized diagnostic ultrasound equipment at an estimated cost of $15,500. The new facility, due for completion in May 2002, will host manufacturing, R&D, service, marketing, sales and administrative functions.

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

Results of Operations

   Three Months Fiscal 2002 (10/31/01) vs. Three Months Fiscal 2001 (10/31/00) (dollars in thousands)

     Product revenue for the three months ended October 31, 2001 was $65,155 as compared to $71,133 for the same period last year, a decrease of 8%. The decrease in revenue of $5,978 was due to a decrease of sales in Industrial Technology Products of $7,777, or 85%, due to a severe decline in its semiconductor Automatic Test Equipment (ATE) boards; a decrease of sales in Signal Processing Technology Products of $1,232, or 12%, due to lower demand for its communications products in the Internet Telephone market; partially offset by higher revenue in Medical Technology Products of $3,031, or 5% attributable to increased demand for fully featured mid-range Computed Tomography (CT) systems, Ultrasound and cardiovascular information management systems.

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

     Cost of product sales was $41,989 for the quarter ending October 31, 2001 compared to $46,681 for the same period last year. Cost of product sales as a percentage of product revenue was 64.4% and 65.6% for the three months of fiscal 2002 and 2001, respectively. The decrease was primarily due to product mix.

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

     Other costs of sales were $1,455 and $1,736 from the Company’s Hotel operation for the three months ending October 31, 2001 and 2000, respectively.

     As of October 31, 2001, Analogic has recorded asset impairment charges totaling $8,883 on a pre-tax basis.

     As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic has implemented a program to significantly reduce the scope of activities related to Anatel, the Company’s wholly-owned telecommunications subsidiary. The Company has recorded a pre-tax charge of $1,901 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $557 related to obsolete inventory, as well as a pre-tax charge of $1,120 related to capitalized software, have been recorded as those assets have been deemed to be unrecoverable. The Company expects to incur immaterial costs related to involuntary terminations and other related activities.

     The Company has also decided to discontinue the sales of certain of its older and nonprofitable product lines within its semi-conductor test equipment business, in order to focus it’s resources on the highest potential growth areas within this business. As a result, the Company has recorded a pre-tax charge of $902 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3,600 related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $803 related to capitalized software, have been recorded as those assets have been deemed to be unrecoverable. The Company expects to incur immaterial costs related to involuntary terminations and other related activities.

     R&D expenses were $10,162 for the first three months of fiscal 2002, or 13.4% of total revenue, as compared to $9,013 for the same period of prior year, or 11.1% of total revenue. The increase of $1,149 or 12.7% , was due to research and development activities across all the Company’s product lines.

     Selling and marketing expenses were $8,329 for the three months of fiscal 2002, or 11.0% of total revenue, as compared to $7,315 , or 9.0% of total revenue for the same period last year. The increase of $1,014 was primarily due to the Company’s subsidiaries, Camtronics and B-K Medical, as they continue to expand their activities in the end user market.

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

     During the first quarter of fiscal 2002, the Company recorded a gain of $738 related to equity in consolidated affiliates, as compared to a gain of $811 for the same period last year. This gain consist primarily of $331 reflecting the Company’s share of profit in SAHCO in the first quarter of fiscal 2002, versus a gain of $414 for the same period last year; and a gain of $407 from its share of profit in Enhanced CT Technology LLC in the first quarter of fiscal 2002, compared to a gain of $317 for the same period last year.

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

     Net loss for the three months ended October 31, 2001 was $6,448 or $.49 per basic and diluted share as compared with net income of $4,552 or $.35 per basic and diluted share for the same period last year. The net loss for the first quarter of fiscal 2002 includes an asset impairment charge of $8,883 related to the Company’s Telecommunications subsidiary, Anatel, and certain assets of the Company’s Test and Measurement Division. Excluding the asset impairment charge, net income would have been approximately $659 or $.05 per basic and diluted earnings for first quarter ending October 31, 2001. The decrease in operating net income over the prior year, excluding the asset impairment charge, was primarily attributable to revenue reduction in the semi- conductor and telecommunication industries, and a reduction in revenue in the Company’s Hotel operation due to the decline in the travel and lodging industries.

Liquidity and Capital Resources (dollars in thousands)

     Cash generated by operations in the first three months of fiscal 2001 was $14,477 compared to $1,792 during the same period of the prior year. The cash generated during the current quarter was primarily due to a decrease in working capital balances primarily due to collections of fourth quarter sales, and an increase in other non-cash items. Net cash used in investment activities was $13,326 in the first three months of fiscal 2001, primarily due to the Company’s investment in Cedara of $7,500, and $7,309 used for additions to property, plant and equipment, partially offset by $1,002 return on investment from an affiliated company. The increase in property, plant and equipment was primarily for the construction of a new facility by the Company’s Danish subsidiary, B-K Medical. Net cash generated from financing activities of $3,276 was mostly due to borrowing by the Company’s Danish subsidiary to finance the construction of a new facility.

     The Company’s balance sheet reflects a current ratio of 5.9 to 1 at October 31, 2001 compared to 6.1 to 1 at July 31, 2001. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .22 to 1 at October 31, 2001 and .20 to 1 at July 31, 2001. Management does not anticipate any difficulties in financing operations at anticipated levels.

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

     Mortgage and other notes payable increased $3,257, primarily as a result of borrowing by the Company’s Danish subsidiary B-K Medical to finance the construction of a new facility.

Forward Looking Statements

     This Amendment No. 1 to Quarterly Report on Form 10-Q/A contains statements, which, to the extent that they are not recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties, and actual events and results may differ significantly for those indicated in any forward-looking statements as a result of a number of important factors, including those discussed below and elsewhere herein.

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