Form 10-Q/A
period 2002-01-31
ANALOGIC CORP
filed 2003-10-29
CIK 6284

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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED January 31, 2002
INTRODUCTORY NOTE

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended January 31, 2002 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (unaudited) for the three and six months ended January 31, 2002 and (ii) revise related disclosures included in the Form 10-Q.

     On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, and condensed financial statements for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue by Camtronics Medical Systems, Ltd., a 100% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001 and (2) to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S, a 100% owned Danish subsidiary of the Company, for fiscal years ended July 31, 2003 and 2002. As restated, the Company’s financial results for the three months ended January 31, 2002 reflect a reduction in revenues of $3,100,000, net income of $1,008,000, and diluted earnings per share of $0.08, and for the six months ending January 31, 2002 reflects a reduction of revenue of $3,298,000, net income of $1,086,000 and diluted earnings per share of $0.08. See Note 2, “Restatement,” of the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

     This Amendment amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q for the period ended January 31, 2002. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2001, as filed on October 29, 2003 with the Securities and Exchange Commission and the Company's Form 10-Q/A for the six months ended January 31, 2001 as filed with the Securities and Exchange Commission on October 29, 2003. This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

INDEX

Page
No

Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of January 31, 2002 (Restated) and July 31, 2001 (Restated)	4
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2002 (Restated) and 2001 (Restated)	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2002 (Restated) and 2001 (Restated)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7-20
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	21-29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Part II. Other Information
Item 6. Exhibits and Reports on 8-K	30
Signatures	31
Exhibit Index	32
Certifications

PART I. Financial Information

Item 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands)

	January 31,	July 31,
	2002	2001

	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$44,095	$46,013
Marketable securities, at market	69,847	76,899
Accounts and notes receivable, net of allowance for doubtful accounts of $1,421 in fiscal 2002, and $1,268 in fiscal 2001	57,992	68,287
Inventory	59,699	60,696
Costs related to deferred revenue	552	84
Refundable and deferred income taxes	13,971	10,369
Other current assets	6,734	7,410

Total current assets	252,890	269,758
Property, plant and equipment, net	73,658	68,846
Investments in and advances to affiliated companies	7,521	4,692
Capitalized software, net	4,007	5,488
Costs related to deferred revenue	6,731	4,907
Other assets	7,377	5,468

Total assets	$352,184	$359,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$222	$369
Obligations under capital leases	297	275
Accounts payable, trade	16,583	15,378
Accrued liabilities	15,472	20,466
Deferred revenue	6,338	4,775
Advance payments and other	2,248	972
Accrued income taxes	1,596	1,904

Total current liabilities	42,756	44,139

Mortgage and other notes payable	4,183	4,896
Obligations under capital leases	498	664
Deferred revenue	11,113	9,130
Advance payments and other	300
Deferred income taxes	2,693	1,836

	18,787	16,526

Commitments
Stockholders’ equity:
Common stock, $.05 par value	705	703
Capital in excess of par value	38,781	37,857
Retained earnings	267,106	275,807
Accumulated other comprehensive income	(1,601)	(1,598)
Treasury stock, at cost	(8,900)	(9,035)
Unearned compensation	(5,450)	(5,240)

Total stockholders’ equity	290,641	298,494

Total liabilities and stockholders’ equity	$352,184	$359,159

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

	Restated	Restated	Restated	Restated
Net revenue:
Product	$63,297	$81,184	$128,452	$152,317
Engineering	4,261	6,325	11,738	12,068
Other	1,952	2,638	4,924	6,757

Total net revenue	69,510	90,147	145,114	171,142

Costs of sales:
Product	39,860	51,989	81,849	98,670
Engineering	5,231	6,031	11,854	10,031
Other	1,266	1,496	2,721	3,232
Asset impairment charges			8,883

Total cost of sales	46,357	59,516	105,307	111,933

Gross Margin	23,153	30,631	39,807	59,209

Operating expenses:
Research and product development	10,382	9,384	20,544	18,397
Selling and marketing	7,830	7,855	16,159	15,170
General and administrative	6,827	7,665	14,776	14,993

	25,039	24,904	51,479	48,560

Income (loss) from operations:	(1,886)	5,727	(11,672)	10,649

Other (income) expense:
Interest income, net	(878)	(1,455)	(2,033)	(2,940)
Equity in unconsolidated affiliates	(631)	950	(1,369)	139
Other, net	128	38	294	422

	(1,381)	(467)	(3,108)	(2,379)

Income (loss) before income taxes and minority interest	(505)	6,194	(8,564)	13,028
Provision (benefit) for income taxes	(102)	2,029	(1,713)	4,239
Minority interest		(26)		46

Net income (loss)	$(403)	$4,191	$(6,851)	$8,743

Net income (loss) per common share:
Basic	$(0.03)	$0.33	$(0.52)	$0.68
Diluted	(0.03)	0.32	(0.52)	0.67
Weighted average shares outstanding:
Basic	13,071	12,906	13,073	12,892
Diluted	13,116	13,005	13,073	12,968

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Six Months Ended
	January 31,

	2002	2001

	Restated	Restated
OPERATING ACTIVITIES:
Net Income (loss)	$(6,851)	$8,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(2,889)	626
Depreciation and amortization	8,197	7,085
Minority interest in net income of consolidated subsidiaries		46
Allowance for doubtful accounts	178	91
Impairment of assets	8,883
Loss (gain) on sale of equipment	52	(36)
Excess of equity in (gain) loss of unconsolidated affiliates	(1,369)	139
Loss on investment		332
Compensation from stock grants	478	403
Net changes in operating assets and liabilities	6,468	(12,341)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	13,147	5,088

INVESTING ACTIVITIES:
Investments in affiliated companies	(7,500)
Return of investment from affiliated company	1,502
Additions to property, plant and equipment	(13,387)	(7,477)
Capitalized software	(1,334)	(746)
Proceeds from sale of property, plant and equipment	39	78
Maturities of marketable securities	7,475	6,455

NET CASH USED IN INVESTING ACTIVITIES	(13,205)	(1,690)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(945)	(602)
Issuance of common stock pursuant to stock options and employee stock purchase plan	374	414
Dividends paid to shareholders	(1,851)	(1,805)

NET CASH USED IN FINANCING ACTIVITIES	(2,422)	(1,993)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	562	(141)

NET INCREASE (DECREASE) IN CASH & CASH EQIVALENTS	(1,918)	1,264

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,013	29,132

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,095	$30,396

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1. Basis of Presentation:

     The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2003, or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2001, included in the Company’s Form 10-K/A as filed with the SEC on October 29, 2003 and the Company’s Form 10-Q/A for the six months ended January 31, 2001 as filed with the SEC on October 29, 2003.

     The condensed financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2001, contains data derived from audited financial statements.

     Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

     The Company has restated its prior period condensed financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd, and to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S. As restated, the Company’s financial results for the three months ended January 31, 2002 reflect a reduction in revenues of $3,100, net income of $1,008, and diluted earnings per share of $0.08, and for the six months ending January 31, 2002 reflects a reduction in revenue of $3,298, net income $1,086, and diluted earning per share of $0.08 compared to the Company’s financial results previously reported for the three and six months ended January 31, 2002.

     Summarized below is a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the condensed balance sheets and statements of operations in Form 10-Q/A as of and for the three and six months ended January 31, 2002.

Software Revenue

     In connection the preparation of its Financial Statements for the year ended July 31, 2003 the Company concluded that its accounting for revenue at its Camtronics subsidiary did not meet required accounting standards. The Company has taken steps to ensure that Camtronics sales transactions will be properly accounted for in the future.

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

Accounting for Foreign Exchange Transactions

     The Company also concluded that the application of Financial Accounting Standard No. 52, “Foreign Currency Translation” (“FAS No. 52”), with respect to foreign exchange gains (losses) attributable to an inter-company loan from the Company to its B-K subsidiary did not meet required accounting standards. Accordingly, gains (losses), which had been previously reported in Stockholders’ Equity as accumulated comprehensive income, must be recognized as gains (losses) in determining prior period operating results.

     The Company had provided funding to B-K in December 2001, March 2002, and May 2002 for its new headquarters building via three interest bearing, U.S. dollar denominated inter-company notes. These notes at their inception totaled $12,900 and were to be repaid quarterly (principal and interest) over a 20 year period.

     B-K had determined foreign exchange gain (loss) at the end of each quarter for the then outstanding inter-company debt by marking this debt to the market foreign exchange rates and recording any unrealized gain or loss within Stockholders’ Equity via the accumulative other comprehensive income account. When B-K actually paid down the debt each quarter, realized gains (losses) on these inter-company debt payments were reflected in B-K’s quarterly statement of operations.

     Upon further review of the Company’s application of FAS No. 52, it was determined that foreign exchange gains (losses) must be recognized in determining each quarter's operating results and not recorded within Stockholders’ Equity via the accumulative other comprehensive income account. During the quarter ended July 31, 2003, the Company converted the then outstanding inter-company debt of $12,000 to equity. The Company currently has no outstanding inter-company debt between it and its B-K subsidiary.

     The following tables show the effect of the restatement on the Company’s Statements of Operations and Balance Sheets.

Statements of Operations:

	Three Months Ended January 31, 2002

		(unaudited)
	Previously
	Reported	Restated	Change

Net revenue:
Product	$66,397	$63,297	$(3,100	) (a)
Engineering	4,261	4,261
Other	1,952	1,952

Total net revenue	72,610	69,510	(3,100)

Costs of sales:
Product	41,268	39,860	(1,408	) (b)
Engineering	5,231	5,231
Other	1,266	1,266

Total cost of sales	47,765	46,357	(1,408)

Gross Margin	24,845	23,153	(1,692)

Operating expenses:
Research and product development	10,733	10,382	(351	) (c)
Selling and marketing	8,089	7,830	(259	) (d)
General and administrative	6,827	6,827

	25,649	25,039	(610)

Income (loss) from operations:	(804)	(1,886)	(1,082)

Other (income) expense:
Interest income, net	(878)	(878)
Equity in unconsolidated affiliates	(631)	(631)
Other, net	(52)	128	180	(e)

	(1,561)	(1,381)	180

Income (loss) before income taxes and minority interest	757	(505)	(1,262)
Provision (benefit) for income taxes	152	(102)	(254	) (f)

Net income (loss)	$605	$(403)	$(1,008)

Net income (loss) per common share:
Basic	$0.05	$(0.03)	$(0.08)
Diluted	0.05	(0.03)	(0.08	) (g)
Weighted average shares outstanding:
Basic	13,071	13,071
Diluted	13,115	13,115

Statements of Operations components increased (decreased) as a result of the following:

(a	)	Net revenue: Product
		Adjust recognition of revenue for application of SOP 97-2	$(3,100)

(b	)	Cost of sales: Product
		Adjust cost of sales related to transactions for which revenue has been deferred	$(1,759)
		Reclassification not impacting net income	351

		Net decrease	$(1,408)

(c	)	Research and product development
		Reclassification not impacting net income	$(351)

(d	)	Selling and marketing
		Adjust commission expense related to transactions for which revenue has been deferred	$(259)

(e	)	Other (income) expense: Other, net
		Adjustment related to exchange loss on the B-K loan	$(180)

(f	)	Provision (benefit) for income taxes
		Net decrease to provision due to above adjustments	$(254)

(g	)	Net income (loss) per common share: Diluted
		Net effect to diluted earnings per share due to above adjustments	$(0.08)

Statements of Operations:

	Six Months Ended January 31, 2002

		(unaudited)
	Previously
	Reported	Restated	Change

Net revenue:
Product	$131,750	$128,452	$(3,298	) (a)
Engineering	11,738	11,738
Other	4,924	4,924

Total net revenue	148,412	145,114	(3,298)

Costs of sales:
Product	82,819	81,849	(970	) (b)
Engineering	11,854	11,854
Other	2,721	2,721
Asset impairment charges	8,883	8,883

Total cost of sales	106,277	105,307	(970)

Gross Margin	42,135	39,807	(2,328)

Operating expenses:
Research and product development	21,411	20,544	(867	) (c)
Selling and marketing	16,441	16,159	(282	) (d)
General and administrative	14,776	14,776

	52,628	51,479	(1,149)

Loss from operations:	(10,493)	(11,672)	(1,179)

Other (income) expense:
Interest income, net	(2,033)	(2,033)
Equity in unconsolidated affiliates	(1,369)	(1,369)
Other, net	114	294	180	(e)

	(3,288)	(3,108)	180

Loss before income taxes and minority interest	(7,205)	(8,564)	(1,359)
Provision (benefit) for income taxes	(1,440)	(1,713)	(273	) (f)

Net loss	$(5,765)	$(6,851)	$(1,086)

Net loss per common share:
Basic	$(0.44)	$(0.52)	$(0.08)
Diluted	(0.44)	(0.52)	(0.08	) (g)
Weighted average shares outstanding:
Basic	13,073	13,073
Diluted	13,073	13,073

Statements of Operations components increased (decreased) as a result of the following:

(a	)	Net revenue: Product
		Adjust recognition of revenue for application of SOP 97-2	$(3,298)

(b	)	Cost of sales: Product
		Adjust cost of sales related to transactions for which revenue has been deferred	$(1,837)
		Reclassification not impacting net income	867

		Net decrease	$(970)

(c	)	Research and product development
		Reclassification not impacting net income	$(867)

(d	)	Selling and marketing
		Adjust commission expense related to transactions for which revenue has been deferred	$(282)

(e	)	Other (income) expense: Other, net
		Adjustment related to exchange loss on the B-K loan	$180

(f	)	Provision (benefit) for income taxes
		Net decrease to provision due to above adjustments	$(273)

(g	)	Net loss per common share: Diluted
		Net effect to diluted earnings per share due to above adjustments	$(0.08)

Balance Sheets:

	January 31, 2002

		(unaudited)
	Previously
	Reported	Restated	Change

ASSETS
Current assets:
Cash and cash equivalents	$44,095	$44,095
Marketable securities, at market	69,847	69,847
Accounts and notes receivable, net of allowance for doubtful accounts	57,992	57,992
Inventory	59,699	59,699
Costs related to deferred revenue		552	$552	(a)
Refundable and deferred income taxes	12,232	13,971	1,739	(b)
Other current assets	6,734	6,734

Total current assets	250,599	252,890	2,291
Property, plant and equipment, net	73,658	73,658
Investments in and advances to affiliated companies	7,521	7,521
Capitalized software, net	4,007	4,007
Costs related to deferred revenue		6,731	6,731	(c)
Other assets	7,052	7,377	325	(d)

Total assets	$342,837	$352,184	$9,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$222	$222
Obligations under capital leases	297	297
Accounts payable, trade	16,583	16,583
Accrued liabilities	22,930	15,472	(7,458	) (e)
Deferred revenue		6,338	6,338	(f)
Advance payments and other		2,248	2,248	(g)
Accrued income taxes	1,090	1,596	506	(h)

Total current liabilities	41,122	42,756	1,634

Long-term liabilities:
Mortgage and other notes payable	4,183	4,183
Obligations under capital leases	498	498
Deferred revenue		11,113	11,113	(i)
Advance payments and other	1,045	300	(745	) (j)
Deferred income taxes	2,729	2,693	(36	) (k)

	8,455	18,787	10,332

Commitments
Stockholders’ equity:
Common stock, $.05 par value	705	705
Capital in excess of par value	38,781	38,781
Retained earnings	269,834	267,106	(2,728	) (l)
Accumulated other comprehensive income	(1,710)	(1,601)	109	(m)
Treasury stock, at cost	(8,900)	(8,900)
Unearned compensation	(5,450)	(5,450)

Total stockholders’ equity	293,260	290,641	(2,619)

Total liabilities and stockholders’ equity	$342,837	$352,184	$9,347

     The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of the current period restatement for foreign currency exchange gains and losses and current period deferrals of revenue and related costs; and (2) the cumulative effect at the beginning of the quarter for the restatements of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a	)	Costs related to deferred revenue (short-term)
		Deferred costs related to deferred revenue	$552

(b	)	Refundable and deferred income taxes
		Deferred income tax related to deferred revenue	$1,810
		Deferred income tax related to loss on the inter-company loan	(71)

		Net increase	$1,739

(c	)	Costs related to deferred revenue (long-term)
		Deferred costs related to deferred revenue	$6,731

(d	)	Other assets
		Purchase accounting adjustments related to the acquisition of the remaining 19% of Camtronics in July 2001 due to net effect from these adjustments for periods prior to such acquisition	$325

(e	)	Accrued liabilities
		Reclassification not impacting net income	$(7,219)
		Accrued warranty costs related to deferred revenue	(239)

		Net decrease	$(7,458)

(f	)	Deferred revenue (short-term)
		Deferred revenue classified as short-term	$1,367
		Reclassification not impacting net income	4,971

		Net increase	$6,338

(g	)	Advance payments and other (short-term)
		Reclassification not impacting net income	$2,248

(h	)	Accrued income taxes
		Tax provision adjusted for the change to net income	$506

(i	)	Deferred revenue (long-term)
		Deferred revenue classified as long-term	$10,368
		Reclassification not impacting net income	745

		Net increase	$11,113

(j	)	Advance payments and other (long-term)
		Reclassification not impacting net income	$(745)

(k	)	Deferred income taxes
		Deferred income taxes related to revenue and costs deferred to future periods	$(36)

(l	)	Retained earnings
		Net effect to retained earnings from above adjustments:
		Cumulative effect through July 31, 2001	$(1,642)
		Effect for the six months ended January 31, 2002	(1,086)

		Net decrease	$(2,728)

(m	)	Accumulated other comprehensive income
		Comprehensive income related to foreign currency losses	$109

3. Balance Sheet Information:

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

	January 31,	July 31,
	2002	2001

Inventory:
Raw materials	$36,881	$35,660
Work-in-process	12,515	15,642
Finished goods	10,303	9,394

	$59,699	$60,696

Accrued liabilities: (Restated)
Accrued employee compensation and benefits	$9,938	$14,617
Accrued warranty	3,003	2,790
Other	2,531	3,059

	$15,472	$20,466

4. Investment in and Advances to Affiliated Companies:

     In September 2001, the Company acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in exchange for cash of $7,500 and other considerations. The Company recorded an investment of $2,469 and a premium in excess of book value of $5,031, which was applied to intangible assets related to acquired technologies and amortized over the estimated useful life of five years. The Company accounts for this investment using the equity method of accounting due to the Company’s ability to exercise influence over operating and financial policies and has two of the seven seats on Cedara’s board of directors. During the first six months of fiscal 2002, the Company recorded a gain of $227 from its share of profit in Cedara, with a carrying value of this investment at January 31, 2002 of $2,696. The company also recognized amortization of the intangible asset of $336 during the first six months of fiscal 2002, with a carrying value of the intangible asset at January 31, 2002 of $4,695 which is classified as Other Assets on the Condensed Consolidated Balance Sheets.

     The Company has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank for approximately $6.3 million.

     Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufacturers (OEMs) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields as Computed Tomography (CT) and Magnetic Resonance Imaging (MRI).

5. Dividends:

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

     As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic decided to terminate activities related to Anatel, the Company’s wholly-owned telecommunications subsidiary. The Company recorded a pre-tax charge of $1,901 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $557 related to obsolete inventory, as well as a pre-tax charge of $1,120 related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. The Company also recorded a pretax asset impairment charge of $3,200 in fiscal 2001 primarily for inventory and capitalized software related to Anatel.

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

7. Comprehensive Income (Loss):

     The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

	Restated	Restated	Restated	Restated
Net income (loss)	$(403)	$4,191	$(6,851)	$8,743
Other comprehensive income (loss) net of tax:
Unrealized gains and losses from marketable securities of $62 and $597 for the three months ended January 31, 2002 and 2001, and $167 and $680 for the six months ended January 31, 2002 and 2001,	(94)	913	256	1,039
Foreign currency translation adjustment, net of taxes of $208 and $485 for the three months ended January 31, 2002 and 2001, and $169 and $89 for the six months ended January 31, 2002 and 2001	(318)	735	(259)	(141)

Total comprehensive income (loss)	$(815)	$5,839	$(6,854)	$9,641

8. Net Income (Loss) Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

	Restated	Restated	Restated	Restated
Net income (loss)	$(403)	$4,191	$(6,851)	$8,743

Basic:
Weighted average number of common shares Outstanding	13,071	12,906	13,073	12,892

Net income(loss) per share	$(0.03)	$0.33	$(0.52)	$0.68

Diluted:
Weighted average number of common share Outstanding	13,071	12,906	13,073	12,892
Dilutive effect of stock options	45	99		76

Total	13,115	13,005	13,073	12,968

Net income(loss) per share	$(0.03)	$0.32	$(0.52)	$0.67

     For the three months ended January 31, 2002, 367 options to acquire shares of common stock have been excluded from the calculation of diluted earnings per share because the options’ price was greater than the average market price of the common shares. For the six months ended January 31, 2002, 802 options to acquire shares of common stock and 147 shares of unvested restricted common stock have been excluded from the calculation of diluted earnings per share, as their inclusion would have been antidilutive.

     For the three and six months ended January 31, 2001, 133 and 198 options to acquire shares of common stock, respectively, have been excluded from the calculation of diluted earnings per share because the options’ price was greater than the average market price of the common shares.

9. Supplemental Disclosure of Cash Flow Information:

     Changes in operating assets and liabilities are as follows:

	Six Months Ended
	January 31,

	2002	2001

	Restated	Restated
Accounts and notes receivable	$10,274	$56
Inventories	(3,394)	(10,423)
Costs related to deferred revenue	(2,292)	(1,268)
Other current assets	152	(288)
Other assets	291	(697)
Accounts payable trade	1,307	(1,774)
Accrued expenses and other current liabilities	430	3,663
Accrued income taxes	(300)	(1,610)

Net changes in operating assets and liabilities	$6,468	$(12,341)

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2002	2001	2002	2001

	Restated	Restated	Restated	Restated
Revenues:
Medical instrumentation technology products	$62,234	$81,214	$128,442	$153,356
Other	7,276	8,933	16,672	17,786

Total	$69,510	$90,147	$145,114	$171,142

Income(loss) before income taxes and minority interest:
Medical instrumentation technology product	$(973)	$4,361	$(10,840)	$8,170
Other	468	1,833	2,276	4,858

Total	$(505)	$6,194	$(8,564)	$13,028

	January 31, 2002	July 31, 2001

	Restated	Restated
Identifiable assets:
Medical instrumentation technology product	$236,210	$244,282
Other	115,974	114,877

Total	$352,184	$359,159

11. Taxes:

     The effective tax rate for the three and six months ended January 31, 2002 was 20% as compared to 33% for the same period last year. This decrease in the rate was due to the increase in the tax benefit of tax exempt interest and the extraterritorial income exclusion.

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

     The Company has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank for approximately $6.3 million.

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

Critical Accounting Policies

     Our significant accounting policies are more fully described in Note 1 of the Company’s Form 10K for the year ended July 31, 2001 as filed with the Securities and Exchange Commission on October 26, 2001. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software, the Company recognizes revenue in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition.” The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Software revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Revenue related to the hotel operations is recognized as services are performed.

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

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, performs ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current credit worthiness. The Company continuously monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collections issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated in a relatively few number of customers, a significant change in liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivables and future operating results.

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

Results of Operations

Six Months Fiscal 2002 (01/31/02) Vs. Six Months Fiscal 2001 (01/31/01) (dollars in thousands)

     Product revenue for the six months ended January 31, 2002 was $128,452 as compared to $152,317 for the same period last year, a decrease of 16% . The decrease in revenue of $23,865 was primarily due to a decrease of sales volume in Industrial Technology Products of $18,283, or 88%, due to a severe decline in its semi-conductor Automatic Test Equipment (ATE) boards and a decrease of sales in Signal Processing Technology Products of $4,063, or 20%, due to the collapse of the Internet Telephony market.

     Engineering revenue for the six months ended January 31, 2002 was $11,738 compared to $12,068 for the same period last year, a decrease of 3%. The change was primarily due to the decrease in the Company’s customers’ demand for these services.

     Other revenues of $4,924 and $6,757 represent revenue from the Hotel operation for the six months ending January 31, 2002 and 2001, respectively. The decrease in revenues is mostly attributable to the current economic decline in the travel and lodging industries.

     Cost of product sales was $81,849 and $98,670 for the six months ending January 31, 2002 and 2001, respectively. Cost of product sales as a percentage of product revenue was 64% for the six months ending January 31, 2002 compared to 65% for the same period last year. This percentage decrease was primarily due to changes in product mix.

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

     Other costs of sales were $2,721 and $3,232 from the Company’s Hotel operation for the six months ending January 31, 2002 and 2001, respectively.

     During the six months ending January 31, 2002, the Company has recorded asset impairment charges totaling $8,883 on a pre-tax basis.

     As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic decided to terminate activities related to Anatel, the Company’s wholly-owned telecommunications subsidiary. The Company recorded a pre-tax charge of $1,901 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $557 related to obsolete inventory, as well as a pre-tax charge of $1,120 related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. The Company also recorded a pretax asset impairment charge of $3,200 in fiscal 2001 primarily for inventory and capitalized software related to Anatel.

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

     Research and development expenses were $20,544 for the six months of fiscal 2002, or 14% of total revenue, as compared to $18,397 for the same period of the prior year, or 11% of total revenue. The increase of $2,147 or 12% , was due to research and development activities associated with the Vericis system interface database and continued development of medical and explosive detection system (EDS) products.

     Selling and marketing expenses were $16,159 for the six months of fiscal 2002, or 11% of total revenue, as compared to $15,170 , or 9% of total revenue for the same period last year. The increase of $989 was primarily due to the Company’s subsidiaries, Camtronics and B-K Medical, as they continue to expand their activities in the end user market.

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

     During the first six months of fiscal 2002, the Company recorded a gain of $1,369 related to equity in unconsolidated affiliates, as compared primarily of $333 reflecting the Company’s share of profit in Shenzhen Anke High-Tech Co., Ltd. (SAHCO) for the first six months of fiscal 2002, versus a loss of $936 for the same period last year and a gain of $825 from its share of profit in Enhanced CT Technology LLC for the first six months of fiscal

2002, compared to a gain of $720 for the same period last year; and a gain of $227 from its share of profit in Cedara Software Corporation, in which the Company acquired a 19% interest in September 2001.

     Other expenses were $294 for the first six months of fiscal 2002 as compared to $422 for the same period last year. The decrease was primarily due to an other than temporary impairment on an investment of restricted securities of approximately $332 recorded in the first six months of fiscal 2001, versus none in fiscal 2002.

     The effective tax rate for the first six months of fiscal 2002 was 20% as compared to 32% for the same period last year. This decrease in the rate was due to the increase in the tax benefit for tax exempt interest and the extraterritorial income exclusion.

     Net loss for the six months ended January 31, 2002 was $6,851 or $0.52 per basic and diluted share as compared with net income of $8,743 or $0.68 per basic share and $0.67 per diluted share. The net loss for the six months of fiscal 2002 includes an asset impairment charge of $8,883 related to the Company’s telecommunications subsidiary, Anatel, and certain assets of the Company’s Test and Measurement Division. Excluding the asset impairment charges, net income would have been approximately $255 or $0.02 per basic and diluted earnings for the six months ended January 31, 2002. The decrease in net income over the prior year, excluding the asset impairment charge, was primarily the result of decreased revenue in the semi-conductor industry, a reduction in revenue in the Company’s Hotel operation due to the current economic decline in the travel and lodging industries, and engineering expenditures for projects developing imaging and security detection equipment.

Results of Operations

Second Quarter Fiscal 2002 (01/31/02) Vs. Second Quarter Fiscal 2001 (01/31/01) (dollars in thousands)

     Product revenue for the three months ended January 31, 2002 was $63,297 as compared to $81,184 for the same period last year, a decrease of 22%. The decrease in revenue of $17,887 was due to a decrease in sales of Medical Technology Products of $4,549, or 6%, due to lower sales of digital radiography systems partially offset by higher demand for ultrasound and cardiovascular systems; a decrease in sales of Industrial Technology Products of $10,506, or 90%, due to the decline in its semi-conductor Automatic Test Equipment (ATE) boards; a decrease in sales of Signal Processing Technology Products of $2,832, or 30%, due to lower demand for embedded multiprocessing equipment and hybrid component boards.

     Engineering revenue for the three months ended January 31, 2002 was $4,261 compared to $6,325 for the same period last year, a decrease of 33%. The change was primarily due to the decrease in the Company’s customers’ demand for these services.

     Other revenues of $1,952 and $2,638 represent revenue from the Hotel operation for the three months ending January 31, 2002 and 2001, respectively. The decrease in revenues is due to the current economic decline in the travel and lodging industries.

     Cost of product sales was $39,860 and $51,989 for the three months ending January 31, 2002 and 2001, respectively. Cost of product sales as a percentage of product revenue was 63% for the three months ending January 31, 2002 compared to 64% for the same period last year. The decrease was primarily due to changes in product mix.

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

     Other costs of sales were $1,266 and $1,496 from the Company’s Hotel operation for the three months ending January 31, 2002 and 2001, respectively.

     Research and development expenses were $10,382 for the three months of fiscal 2002, or 15% of total revenue, as compared to $9,384 for the same period of prior year, or 11% of total revenue. The increase of $998 or 10%, was due to research and development activities associated with the Vericis system interface database and continued development of medical and explosive detection system (EDS) products.

     Selling and marketing expenses were $7,830 for the three months of fiscal 2002, or 11% of total revenue, as compared to $7,855, or 9% of total revenue for the same period last year. The decrease of $25 was primarily due to the higher deferred commission for the Company’s subsidiaries, at Camtronics, partially offset by cost reduction efforts in other businesses.

     General and administrative expenses were $6,827, or 10% of total revenue, for the three months ending January 31, 2002, as compared to $7,665, or 9% of total revenue, for the same period last year. The decrease of $838 was primarily due to general cost reduction and containment program that had been put in place across the Company.

     Interest income net of interest expense was $878 for the first three months of fiscal 2002, as compared with $1,455 for the same period last year. The decrease of $577 was primarily the result of lower interest rates on short term investments.

     During the second quarter of fiscal 2002, the Company recorded a gain of $631 related to equity in unconsolidated affiliates, as compared to a loss of $950 for the same period last year. This gain consist primarily of $418 from its share of profit in Enhanced CT Technology LLC for the second quarter of fiscal 2002, compared to a gain of $403 for the same period last year; a gain of $2 reflecting the Company’s share of profit in SAHCO for the second quarter of fiscal 2002, versus a loss of $1,350 for the same period last year; and a gain of $227 from its share of profit in Cedara Software Corporation in which the Company acquired a 19% interest in September 2001.

     The effective tax rate for the second quarter of fiscal 2002 was 20% as compared to 33% for the same period last year. This decrease in the rate was due to the increase in the tax benefit for tax exempt interest and the extraterritorial income exclusion.

     Net loss for the second quarter ended January 31, 2002 was $404 or $(0.03) per basic and diluted share as compared with net income of $4,191 or $0.33 per basic share and $0.32 per diluted share for the same period last year. The decrease in net income over the prior year was primarily the result of decreased revenue in the semi-conductor industry, and an increase in engineering expenditures.

Liquidity and Capital Resources (dollars in thousands)

     Cash generated by operations in the first six months of fiscal 2002 was $13,147 compared to $5,088 during the same period of the prior year. Although the company generated a net loss of $6,851 for the first six months of fiscal 2002, when the asset impairment charge of $8,883 and other recurring non-cash adjustments are added back to the net loss, operating cash was generated primarily due to a decrease in working capital balances. Net cash used in investment activities was $13,205 in the six months of fiscal 2002, primarily due to the Company’s investment in Cedara of $7,500, and $13,387 used for additions to property, plant and equipment, partially offset by $1,502 return on investment from an affiliated company. The increase in property, plant and equipment was primarily for the construction of a new facility by the Company’s Danish subsidiary, B-K Medical. Net cash used from financing activities of $2,422 was mostly due to dividends paid to shareholders and payment of debt.

     The Company’s balance sheet reflects a current ratio of 5.9 to 1 at January 31, 2002 and at July 31, 2001. Liquidity is sustained principally through funds provided from operations, with short term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .21 to 1 at January 31, 2002 and at July 31, 2001. Management does not anticipate any difficulties in financing operations at anticipated levels for the foreseeable future.

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

     Inventory increased $3,160 before the asset impairment charges of $4,157 during the six months ended January 31, 2002 primarily due to an increase in raw material purchases.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	During the quarter ended January 31, 2002, the Company did not file any reports on Form 8-K.

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