Form 10-Q/A
period 2002-04-30
ANALOGIC CORP
filed 2003-10-29
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 on

Form 10-Q/A

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended April 30, 2002

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     The number of shares of Common Stock outstanding at May 31, 2002 was 13,259,031.

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED APRIL 30, 2002
INTRODUCTORY NOTE

          Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended April 30, 2002 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (unaudited) for the three and nine months ended April 30, 2002 and (ii) revise related disclosures included in the Form 10-Q.

          On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, and condensed financial statements for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue by Camtronics Medical Systems, Ltd., a 100% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001 and (2) the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S, a 100% owned Danish subsidiary of the Company, for fiscal years ended July 31, 2003 and 2002. As restated, the Company’s financial results for the three and nine months ended April 30, 2002 reflect a reduction in revenues of $796,000, an increase in net income of $540,000, and diluted earnings per share of $0.04, and for the nine months ending April 30, 2002 reflect a reduction in revenue of $4,094,000, net income of $546,000 and diluted earnings per share of $0.04. See Note 2, “Restatement,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

          This Amendment amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q for the period ended April 30, 2002. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2001, as filed on October 29, 2003 with the Securities and Exchange Commission and the Company’s Form 10-Q/A for the nine months ended April 30, 2001 as filed with the Securities and Exchange Commission on October 29, 2003. This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

INDEX

		Page No

Part I.	Financial Information
Item 1.	Consolidated Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of April 30, 2002 (Restated) and July 31, 2001 (Restated)	4-5
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2002 (Restated) and 2001 (Restated)	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2002 (Restated) and 2001 (Restated)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8-22
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	23-33
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	34
	Signatures	35
	Exhibit Index
	Certification

Part I. Financial Information

Item 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	April 30,	July 31,
	2002	2001

	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$79,594	$46,013
Marketable securities, at market	65,344	76,899
Accounts and notes receivable, net of allowance for doubtful accounts $1,693 in fiscal 2002, and $1,268 in fiscal 2001	55,386	68,287
Inventories	62,356	60,696
Costs related to deferred revenue	1,350	84
Refundable and deferred income taxes	16,027	10,369
Other current assets	8,279	7,410

Total current assets	288,336	269,758
Property, plant and equipment, net	75,392	68,846
Investments in and advances to affiliated companies	8,745	4,692
Capitalized software, net	4,055	5,488
Costs related to deferred revenue	6,630	4,907
Other assets	7,046	5,468

Total assets	$390,204	$359,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$224	$369
Obligations under capital leases	306	275
Accounts payable, trade	18,457	15,378
Accrued liabilities	14,663	20,466
Deferred revenue	8,598	4,775
Advance payments and other	34,252	972
Accrued income taxes	1,567	1,904

Total current liabilities	78,067	44,139
Long-term liabilities:
Mortgage and other notes payable	4,126	4,896
Obligations under capital leases	419	664
Deferred revenue	10,490	9,130
Advance payments and other	300
Deferred income taxes	2,597	1,836

	17,932	16,526
Commitments
Stockholders’ equity:
Common stock, $.05 par value	706	703
Capital in excess of par value	38,514	37,857
Retained earnings	269,468	275,807

	April 30,	July 31,
	2002	2001

	Restated	Restated
Accumulated other comprehensive loss	(1,364)	(1,598)
Treasury stock, at cost	(8,568)	(9,035)
Unearned compensation	(4,551)	(5,240)

Total stockholders’ equity	294,205	298,494

Total liabilities and stockholders’ equity	$390,204	$359,159

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

	Restated	Restated	Restated	Restated
Net revenue:
Product	$64,183	$78,606	$192,635	$230,923
Engineering	5,988	6,852	17,726	18,920
Other	1,941	2,785	6,865	9,542

Total net revenue	72,112	88,243	217,226	259,385

Costs of sales:
Product	40,060	50,792	121,909	149,462
Engineering	5,620	5,367	17,474	15,398
Other	1,126	1,669	3,847	4,901
Asset impairment charges			8,883

Total cost of sales	46,806	57,828	152,113	169,761

Gross margin	25,306	30,415	65,113	89,624

Operating expenses:
Research and product development	9,222	10,569	29,766	28,966
Selling and marketing	8,120	8,612	24,279	23,782
General and administrative	6,905	7,909	21,681	22,902

	24,247	27,090	75,726	75,650

Income (loss) from operations	1,059	3,325	(10,613)	13,974

Other (income) expense:
Interest income, net	(913)	(1,314)	(2,946)	(4,254)
Equity in unconsolidated affiliates	688	(1,331)	(681)	(1,192)
Other, net	(428)	94	(134)	516

	(653)	(2,551)	(3,761)	(4,930)

Income (loss) before income taxes and minority interest	1,712	5,876	(6,852)	18,904
Provision (benefit) for income taxes	(1,575)	1,565	(3,288)	5,804
Minority interest		42		88

Net income (loss)	$3,287	$4,269	$(3,564)	$13,012

Net income (loss) per common share:
Basic	$0.25	$0.33	$(0.27)	$1.01
Diluted	0.25	0.33	(0.27)	1.00
Weighted average shares outstanding:
Basic	13,112	12,992	13,107	12,901
Diluted	13,256	13,127	13,107	13,044

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	April 30,

	2002	2001

	Restated	Restated
Operating Activities:
Net income (loss)	$(3,564)	$13,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(5,181)	(109)
Depreciation and amortization	12,574	10,128
Minority interest in net income of consolidated subsidiaries		90
Allowance for doubtful accounts	415	(22)
Impairment of assets	8,883
(Gain) loss on sale of equipment	58	(51)
Equity gain in unconsolidated affiliates	(681)	(1,192)
Loss on investment		487
Compensation from stock grants	733	734
Net changes in operating assets and liabilities	38,802	(15,696)

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,039	7,381

Investing Activities:
Investments in affiliated companies	(9,500)
Return of investment from affiliated company	1,502	1,000
Additions to property, plant and equipment	(18,332)	(11,940)
Capitalized software	(1,767)	(2,369)
Proceeds from sale of property, plant and equipment	74	109
Maturities of marketable securities	11,585	10,320

NET CASH USED IN INVESTING ACTIVITIES	(16,438)	(2,880)

Financing Activities:
Payments on debt and capital lease obligations	(1,044)	(412)
Issuance of common stock pursuant to stock options and employee stock purchase plan	1,079	1,230
Dividends paid to shareholders	(2,776)	(2,714)

NET CASH USED IN FINANCING ACTIVITIES	(2,741)	(1,896)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	721	(618)

NET INCREASE IN CASH & CASH EQIVALENTS	33,581	1,987

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,013	29,132

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,594	$31,119

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

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2001, included in the Company’s Form 10-K/A as filed with the SEC on October 29, 2003 and the Company’s Form 10-Q/A for the nine months ended April 30, 2001 as filed with the SEC on October 29, 2003.

     The condensed financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2001, contains data derived from audited financial statements.

     Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

     The Company has restated its prior period condensed financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd., and to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S, (“B-K”). As restated, the Company’s financial results for the three months ended April 30, 2002 reflect a reduction in revenues of $796, and increase in net income of $540, and diluted earnings per share of $0.04, and for the nine months ended April 30, 2002 reflect a reduction in revenue of $4,094, net income of $546 and diluted earnings per share of $0.04, compared to the Company’s financial results previously reported for the three and nine months quarter ended April 30, 2002.

     Summarized below is a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the condensed balance sheet and statements of operations in Form 10-Q/A as of and for the three and nine months ended April 30, 2002.

Software Revenue

     In connection with the preparation of its Financial Statements for the fiscal year ended July 31, 2003 the Company concluded that its accounting for revenue at its Camtronics subsidiary did not meet required accounting standards. The Company has taken steps to ensure that Camtronics sales transactions will be properly accounted for in the future.

     Camtronics previously accounted for all of its revenues in accordance with Staff Accounting Bulletin 101, “Revenue Recognition” (“SAB 101”). The Company has determined that Camtronics’ revenue recognition policy should be in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2. Accordingly “Software Revenue” (“SOP 97-2”), certain revenues originally recorded in prior periods should have been deferred. In accordance with SAB 101, the Company had previously recognized revenue when the major components of software had been delivered, installed, and accepted by the customer. In the majority of sales transactions involved in the restatement, the customer has already installed and paid for the software it had accepted. As required by SOP 97-2, the Company will recognize the total revenue related to transactions involving software once all components are delivered, installed, and accepted by the customer.

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

     Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues which had been invoiced, and paid in the majority of costs, related to delivered components of a multiple-element arrangement for which fair value has not been determined for components not yet delivered or accepted by the customer. Costs related to deferred revenue represents costs of goods sold and services provided and sales commission expenses.

     Deferred Revenue and costs related to deferred revenue which have been classified within the Balance Sheet as long-term represent specific transactions where Camtronics has determined that it will not meet VSOE requirements for these transactions under SOP 97-2 within the next twelve calendar months.

Accounting for Foreign Exchange Transactions

     The Company also concluded that the application of Financial Accounting Standard No. 52, “Foreign Currency Translation” (“FAS No. 52”), with respect to foreign exchange gains (losses) attributable to an inter-company loan from the Company to its B-K subsidiary did not meet accounting standards. Accordingly, gains (losses), which had been previously reported in Stockholders’ Equity as accumulated comprehensive income, must be recognized as gains (losses) in determining prior period operating results.

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

     Upon further review of the Company’s application of FAS No. 52, it was determined that foreign exchange gains (losses) must be recognized in determining each quarter’s operating results and not recorded within Stockholders’ Equity via the accumulative other comprehensive income account. During the quarter ended July 31, 2003, the Company converted the then outstanding inter-company debt of $12,000 to equity. The Company currently has no outstanding inter-company debt between it and its B-K subsidiary.

     The following tables show the effect of the restatement on the Company’s Statements of Operations and Balance Sheets.

Statements of Operations:

	Three Months Ended April 30, 2002

	(unaudited)
	Amounts
	Previously
	Reported	Restated	Change

Net revenue:
Product	$64,979	$64,183	$(796)	(a	)
Engineering	5,988	5,988
Other	1,941	1,941

Total net revenue	72,908	72,112	(796)

Costs of sales:
Product	40,253	40,060	(193)	(b	)
Engineering	5,620	5,620
Other	1,126	1,126

Total cost of sales	46,999	46,806	(193)

Gross margin	25,909	25,306	(603)
Operating expenses
Research and product development	9,643	9,222	(421)	(c	)
Selling and marketing	8,200	8,120	(80)	(d	)
General and administrative	6,905	6,905

	24,748	24,247	(501)
Income from operations:	1,161	1,059	(102)
Other (income) expense:
Interest income, net	(913)	(913)
Equity in unconsolidated affiliates	688	688
Other, net	(16)	(428)	(412)	(e	)

	(241)	(653)	(412)
Income before income taxes and minority interest	1,402	1,712	310
Provision (benefit) for income taxes	(1,345)	(1,575)	(230)	(f	)

Net income	$2,747	$3,287	$540

Net income per common share:
Basic	$0.21	$0.25	$0.04
Diluted	0.21	0.25	0.04	(g	)
Weighted average shares outstanding:
Basic	13,112	13,112
Diluted	13,256	13,256

     Statements of Operations components increased (decreased) as a result of the following:

(a	)	Net revenue: Product
		Adjust recognition of revenue for application of SOP 97-2	$(796)

(b	)	Cost of sales: Product
		Adjust cost of sales related to transactions for which revenue has been deferred	$(614)
		Reclassification not impacting net income	421

		Net decrease	$(193)

(c	)	Research and product development
		Reclassification not impacting new income	$(421)

(d	)	Selling and marketing
		Adjust commission expense related to transactions for which revenue has been deferred	$(80)

(e	)	Other (income) expense: Other, net
		Adjustment related to exchange loss on the B-K loan	$(412)

(f	)	Provision (benefit) for income taxes
		Net decrease to provision due to above adjustments	$(230)

(g	)	Net income per common share: Diluted
		Net effect to diluted earnings per share due to above adjustments	$0.04

Statements of Operations:

	Nine Months Ended April 30, 2002

	(unaudited)
	Amounts
	Previously
	Reported	Restated	Change

Net revenue:
Product	$196,729	$192,635	$(4,094)	(a	)
Engineering	17,726	17,726
Other	6,865	6,865

Total net revenue	221,320	217,226	(4,094)

Costs of sales:
Product	123,072	121,909	(1,163)	(b	)
Engineering	17,474	17,474
Other	3,847	3,847
Asset impairment charges	8,883	8,883

Total cost of sales	153,276	152,113	(1,163)

Gross margin	68,044	65,113	(2,931)
Operating expenses:
Research and product development	31,054	29,766	(1,288)	(c	)
Selling and marketing	24,641	24,279	(362)	(d	)
General and administrative	21,681	21,681

	77,376	75,726	(1,650)
Income (loss) from operations:	(9,332)	(10,613)	(1,281)
Other (income) expense:
Interest income, net	(2,946)	(2,946)
Equity in unconsolidated affiliates	(681)	(681)
Other, net	98	(134)	(232)	(e	)

	(3,529)	(3,761)	(232)
Income (loss) before income taxes and minority interest	(5,803)	(6,852)	(1,049)
Provision (benefit) for income taxes	(2,785)	(3,288)	(503)	(f	)

Net income (loss)	$(3,018)	$(3,564)	$(546)

Net income (loss) per common share:
Basic	$(0.23)	(0.27)	$(0.04)
Diluted	(0.23)	(0.27)	(0.04)	(g	)
Weighted average shares outstanding:
Basic	13,107	13,107
Diluted	13,107	13,107

Statements of Operations components increased (decreased) as a result of the following:

(a	)	Net revenue: Product
		Adjust recognition of revenue for application of SOP 97-2	$(4,094)

(b	)	Cost of sales: Product
		Adjust cost of sales related to transactions for which revenue has been deferred	$(2,451)
		Reclassification not impacting net income	1,288

		Net decrease	$(1,163)

(c	)	Research and product development
		Reclassification not impacting new income	$(1,288)

(d	)	Selling and marketing
		Adjust commission expense related to transactions for which revenue has been deferred	$(362)

(e	)	Other (income) expense: Other, net
		Adjustment related to exchange loss on the B-K loan	$(232)

(f	)	Provision (benefit) for income taxes
		Net decrease to provision due to above adjustments	$(503)

(g	)	Net income (loss) per common share: Diluted
		Net effect to diluted earnings per share due to above adjustments	$(0.04)

Balance Sheets:

	April 30, 2002

	(unaudited)
	Previously
	Reported	Restated	Change

ASSETS
Current assets:
Cash and cash equivalents	$79,594	$79,594
Marketable securities, at market	65,344	65,344
Accounts and notes receivable, net of allowance for doubtful Accounts	55,386	55,386
Inventories	62,356	62,356
Costs related to deferred revenues		1,350	$1,350	(a	)
Refundable and deferred income taxes	14,087	16,027	1,940	(b	)
Other current assets	8,279	8,279

Total current assets	285,046	288,336	3,290
Property, plant and equipment, net	75,392	75,392
Investments in and advances to affiliated companies	8,745	8,745
Capitalized software, net	4,055	4,055
Costs related to deferred revenues		6,630	6,630	(c	)
Other assets	6,722	7,046	324	(d	)

Total assets	$379,960	$390,204	$10,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$224	$224
Obligations under capital leases	306	306
Accounts payable, trade	18,457	18,457
Accrued liabilities	19,152	14,663	$(4,489)	(e	)
Deferred revenue	35,812	8,598	(27,214)	(f	)
Advance payments and other		34,252	34,252	(g	)
Accrued income taxes	858	1,567	709	(h	)

Total current liabilities	74,809	78,067	3,258
Long-term liabilities
Mortgage and other notes payable	4,126	4,126
Obligations under capital leases	419	419
Deferred revenue		10,490	10,490	(i	)
Advance payments and other	1,045	300	(745)	(j	)
Deferred income taxes	3,028	2,597	(431)	(k	)

	8,618	17,932	9,314
Commitments
Stockholders’ equity:
Common stock, $.05 par value	706	706
Capital in excess of par value	38,514	38,514
Retained earnings	271,656	269,468	(2,188)	(l	)
Accumulated other comprehensive income	(1,224)	(1,364)	(140)	(m	)
Treasury stock, at cost	(8,568)	(8,568)
Unearned compensation	(4,551)	(4,551)

Total stockholders’ equity	296,533	294,205	(2,328)

Total liabilities and stockholders’ equity	$379,960	$390,204	$10,244

     The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of the current period restatement for foreign currency exchange gains and losses and current period deferrals of revenue and related costs; and (2) the cumulative effect of the beginning of the quarter for the restatements of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a	)	Costs related to deferred revenue (short-term)
		Deferred costs related to deferred revenue	$1,350

(b	)	Refundable and deferred income taxes
		Deferred income tax related to deferred costs and revenue	$1,848
		Deferred income tax related to comprehensive income	92

		Net increase	$1,940

(c	)	Costs related to deferred revenue (long-term)
		Deferred costs related to deferred revenue	$6,630

(d	)	Other assets
		Purchase accounting adjustments related to the acquisition of the remaining 19% of Camtronics in July 2001 due to net effect from these adjustments for periods prior to such acquisition	$324

(e	)	Accrued liabilities
		Reclassification not impacting net income	$(4,252)
		Accrued warranty costs related to deferred revenue	(237)

		Net decrease	$(4,489)

(f	)	Deferred revenue (short-term)
		Deferred revenue classified as short-term	$2,786
		Reclassification not impacting net income	(30,000)

		Net decrease	$(27,214)

(g	)	Advance payments and other (short-term)
		Reclassification not impacting net income	$30,000
		Reclassification not impacting net income	4,252

		Net increase	$34,252

(h	)	Accrued income taxes
		Tax provision adjusted for the change to net income	$709

(i	)	Deferred revenue (long-term)
		Deferred revenue classified on long-term	$9,745

		Reclassification not impacting net income	$745

		Net increase	$10,490

(j	)	Advance payments and other (long-term)
		Reclassification not impacting net income	$(745)

(k	)	Deferred income taxes
		Deferred income taxes related to expenses deferred to future periods	$(431)

(l	)	Retained earnings
		Net effect to retained earnings from above adjustments:
		Cumulative effect through July 31, 2001	$(1,642)
		Effect for the nine months ended April 30, 2002	(546)

		Net decrease	$(2,188)

(m	)	Accumulated other comprehensive income
		Comprehensive income related to foreign currency gains (losses)	$(140)

3. Balance sheet information

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

	April 30,	July 31,
	2002	2001

Inventories:
Raw materials	$36,065	$35,660
Work-in-process	14,392	15,642
Finished goods	11,899	9,394

	$62,356	$60,696

Accrued liabilities: (Restated)
Accrued employee compensation and benefits	$8,951	$14,617
Accrued warranty	2,798	2,790
Other	2,914	3,059

	$14,663	$20,466

Advance payments and other:
Long lead time components	$30,000
Other	4,252	$972

	$34,252	$972

4. Investment in and Advances to Affiliated Companies

     In September 2001, the Company acquired a 19% interest in Cedara Software Corporation (“Cedara”) of Mississauga, Ontario, Canada, in exchange for cash of $7,500 and other considerations. The Company recorded an investment of $2,469 and a premium in excess of book value of $5,031, which was applied to intangible assets related to acquired technologies and is being amortized over the estimated useful life of five years. The Company accounts for this investment using the equity method of accounting due to the Company’s ability to exercise influence over operating and financial policies and has two of the seven seats on Cedara’s board of directors. During the nine months of fiscal 2002, the Company recorded a gain of $513 from its share of profit in Cedara, with a carrying value of this investment at April 30, 2002 of $2,982. The company also recognized amortization of the intangible asset of $588 during the nine months of fiscal 2002, with a carrying value of the intangible asset at April 30, 2002 of $4,443, which is classified as and included in Other Assets in the Condensed Consolidated Balance Sheets. The Company has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank for approximately $6,300.

     As part of the Company’s original investment agreement, Cedara agreed to grant the Company pre-emptive rights whereby it has the right to maintain a 19% equity interest in the event of certain future issuances of stock by Cedara. Cedara had issued additional stock and on May 3, 2002 the Company acquired an additional 580,641 of common shares of Cedara for approximately $872 to maintain the Company’s interest of approximately 19%.

     During the first quarter of fiscal 2002, the Company’s subsidiary, Camtronics Medical Systems, Ltd. entered into an agreement to purchase a 15% interest in CardioWorks, Inc. for $2,000. CardioWorks specializes in knowledge databases for electronics medical records. Camtronics plans to integrate CardioWorks knowledge databases in a digital charting product to be offered as part of the Company’s VERICIS product line. The Company recorded $1,900 as an investment and $100 as intangible assets related to intellectual property. The Company also recorded its share of the 15% equity loss in CardioWorks in the amount of $76, representing CardioWorks cumulative losses.

5. Dividends

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

7. Comprehensive Income (Loss)

     The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

	Restated	Restated	Restated	Restated
Net income (loss)	$3,287	$4,269	$(3,564)	$13,012
Other comprehensive income (loss) net of tax:
Unrealized gains and losses from marketable securities, net of taxes of $156 and $80 for the three months ended April 30, 2002 and 2001, and $11 and $600 for the nine months ended April 30, 2002 and 2001	(237)	(121)	19	918
Foreign currency translation adjustment, net of taxes of $312 and $328 for the three months ended April 30, 2002 and 2001, and $142 and $417 for the nine months ended April 30, 2002 and 2001	476	(502)	215	(643)

Total comprehensive income (loss)	$3,526	$3,646	$(3,330)	$13,287

8. Net income (loss) per share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

	Restated	Restated	Restated	Restated
Net income (loss)	$3,287	$4,269	$(3,564)	$13,012

Basic:
Weighted average number of common shares outstanding	13,112	12,992	13,107	12,901

Net income (loss) per share	$0.25	$0.33	$(0.27)	$1.01

Diluted:
Weighted average number of common share outstanding	13,112	12,992	13,107	12,901
Dilutive effect of stock options	144	135		143

Total	13,256	13,127	13,107	13,044

Net income (loss) per share	$0.25	$0.33	$(0.27)	$1.00

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

9. Supplemental disclosure of cash flow information

     Changes in operating assets and liabilities are as follows:

	Nine Months Ended
	April 30,

	2002	2001

	Restated	Restated
Accounts and notes receivable	$13,121	$(5,317)
Inventories	(5,535)	(10,442)
Costs related to deferred revenue	(2,989)	(2,949)
Other current assets	(1,347)	(1,694)
Other assets	139	(456)
Accounts payable, trade	3,034	2,290
Accrued expenses and other current liabilities	(2,859)	(357)
Deferred revenue	35,608	4,966
Accrued income taxes	(370)	(1,737)

Net changes in operating assets and liabilities	$38,802	$(15,696)

10. Segment information

     The Company’s operations are primarily within a single segment within the electronics industry (Medical Instrumentation Technology Products). These operations encompass the design, manufacture and sale of high technology, high-performance, high precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that both manufacture and market products for medical and industrial use. The other segment represents the Company’s hotel and other operations, which do not meet the materiality requirements for separate disclosure. The table below presents information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

	Restated	Restated	Restated	Restated
Revenues:
Medical instrumentation technology products	$59,611	$78,605	$188,053	$231,319
Other	12,501	9,638	29,173	28,066

Total	$72,112	$88,243	$217,226	$259,385

Income(loss) before income taxes and minority interest:
Medical instrumentation technology products	$1,135	$4,173	$(9,705)	$12,757
Other	577	1,703	2,853	6,147

Total	$1,712	$5,876	$(6,852)	$18,904

	April 30, 2002	July 31, 2001

	Restated	Restated
Identifiable assets:
Medical instrumentation technology products	$261,398	$244,282
Other	128,806	114,877

Total	$390,204	$359,159

11. Taxes

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

12. Commitments

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

     The Company has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank for approximately $6,300.

13. Significant event

     The Company announced in the third quarter of fiscal 2002 that it has received an open-ended order for up to 1,000 of its Explosive Assessment Computed Tomography (EXACT(TM)) Systems from an Original Equipment Manufacturer (OEM). The EXACT is the “heart” of a certified Explosive Detection System (EDS) that is being purchased by the United States Government and installed at major airports across the United States. This order has the potential value of approximately $500,000, including spare parts, associated services, and infrastructure enhancements. The initial release was for approximately $100,000, including initial units, spare parts, infrastructure enhancements, and $30,000 for long-lead-time components for the next release. This amount has been recorded as Advance Payments and Other on the Condensed Consolidated Balance Sheet. Funding of approximately $22,000 for infrastructure enhancements was also included for the Company to quickly ramp up production and significantly increase its manufacturing capacity in preparation for additional releases. As of April 30, 2002, $5,000 of the ramp-up funding had been received and approximately $1,500 had been spent. The balance of $3,500 is recorded as Advanced Payments and Other on the Condensed Consolidated Balance Sheet.

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The following information has been amended to reflect the revisions made to the Condensed Consolidated Financial Statements (unaudited), as further discussed in Note 2, “Restatement.” This information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements (unaudited), and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below.

Critical Accounting Policies

     Our significant accounting policies are more fully described in Note 1 of the Company’s Form 10K/A for the year ended July 31, 2001 as filed with the Securities and Exchange Commission on October xx, 2003. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

   Revenue Recognition

     The Company recognizes revenue for products in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software licenses, the Company recognizes revenue in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition.” The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Revenue related to the hotel operations is recognized as services are performed.

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

RESULTS OF OPERATIONS

Nine Months Fiscal 2002 (April 30, 2002) vs. Nine Months Fiscal 2001 (April 30, 2001) (dollars in thousands)

     Product revenue for the nine months ended April 30, 2002 was $192,635 as compared to $230,923 for the same period last year, a decrease of 17%. The decrease in revenue of $38,288 was primarily due to a decrease of sales volume in Industrial Technology Products of $24,480, or 88%, due to a severe decline in volume of its semi-conductor Automatic Test Equipment (ATE) boards and a decrease in revenue in Medical Technology Products of $12,844 or 7%, primarily due to lower volume of the Company’s patient monitoring and medical imaging equipment.

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

     Cost of product sales was $121,909 and $149,462 for the nine months ended April 30, 2002 and 2001, respectively. Cost of product sales as a percentage of product revenue was 63% for the nine months ended April 30, 2002 compared to 65% for the same period last year.

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

     Other costs of sales were $3,847 and $4,901 from the Company’s Hotel operation for the nine months ended April 30, 2002 and 2001, respectively.

     During the nine months ended April 30, 2002, the Company has recorded asset impairment charges totaling $8,883 on a pre-tax basis.

     As a result of the continued decline in the economic and business conditions in the telecommunications industry, the Company decided to terminate activities related to Anatel, the Company’s wholly-owned telecommunications subsidiary. The Company recorded a pre-tax charge of $1,901 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $557 related to obsolete inventory, as well as a pre-tax charge of $1,120 related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. The Company also recorded a pre-tax asset impairment charge of $3,200 in fiscal 2001, primarily for inventory and capitalized software related to Anatel.

     The Company also decided to discontinue the sales of certain of its older and unprofitable product lines within its semi-conductor test equipment business, in order to focus its resources on the highest potential growth areas within this business. As a result, the Company recorded a pre-tax charge of $902 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3,600 related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $803 related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. The Company also incurred immaterial costs related to involuntary terminations and other related activities. The entire balance of each charge has been recorded within the Cost of Sales section of the Company’s Condensed Consolidated Statements of Operations (unaudited).

     The inventory reserve established in fiscal year 2001 and in the first quarter of fiscal year 2002 as part of the activities noted above totaled $5,657. A total of $659 of this inventory was scrapped and charged to the reserve during the nine months ended April 30, 2002.

     Research and product development expenses were $29,766 for the nine months ended April 30, 2002, or 14% of total revenue, as compared to $28,966 for the same period the prior year, or 11% of total revenue. The increase of $800 was primarily due to research and development activities associated with the development of medical and explosive detection system (EDS) products.

     Selling and marketing expenses were $24,279 for the nine months ended April 30, 2002, or 11% of total revenue, as compared to $23,782, or 9% of total revenue for the same period last year. The increase of $497 was primarily due to the Company’s subsidiaries, Camtronics and B-K, as they continue to expand their activities in the end user market.

     General and administrative expenses were $21,681, or 10% of total revenue, for the nine months ended April 30, 2002, as compared to $22,902, or 9% of total revenue, for the same period last year. The decrease of $1,221 was primarily due to the Company’s ongoing cost reduction and containment initiatives, including staff reductions and a reduction in discretionary expenditures.

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

     Other income was $134 for the nine months ended April 30, 2002, as compared to expenses of $516 for the same period last year. The increase was primarily offset by an other than temporary impairment on an investment of restricted securities of approximately $487 recorded in the nine months of fiscal 2001 versus none in fiscal 2002.

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

     Net loss for the nine months ended April 30, 2002 was $3,564 or $0.27 per basic and diluted share as compared with net income of $13,012 or $1.01 per basic share and $1.00 per diluted share for the same period last year. The net loss for the nine months of fiscal 2002 includes a pre-tax asset impairment charge of $8,883 or $4,619 after taxes, related to the Company’s telecommunications subsidiary Anatel, and certain assets of the Company’s Test and Measurement Division. The decrease in net income over the prior year, excluding the asset impairment charges, was primarily the result of decreased revenue in the semi-conductor industry, the effect of the recession in several of the business units, the equity loss in SAHCO, and change in the effective tax rate.

Third Quarter Fiscal 2002 (April 30, 2002) vs Third Quarter Fiscal 2001 (April 30,2001) (dollars in thousands)

     Product revenue for the three months ended April 30, 2002 was $64,183 as compared to $78,606 for the same period last year, a decrease of 18%. The decrease in revenue of $14,423 was due to a decrease in sales of Medical Technology Products of $11,456, or 18% , primarily due to the effect of the recession and lower demand for the Company’s cardiovascular and patient monitoring systems and lower demand for medical imaging equipment; a decrease in sales volume in Industrial Technology Products of $6,197 or 86%, due to a decline in its semi-conductor Automatic Test Equipment (ATE) boards; and an increase in sales in Industrial Processing Technology Products of $3,230 mainly for initial shipments of its Explosive Assessment Computed Tomography (EXACT(TM)) Systems as part of a multi-million dollar order the Company has received for the EXACT systems.

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

     Cost of product sales was $40,060 and $50,792 for the three months ended April 30, 2002 and 2001, respectively. Cost of product sales as a percentage of product revenue was 62% for the three months ended April 30, 2002 compared to 65% for the same period last year. The decrease was primarily due to changes in product mix.

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

     Research and product development expenses were $9,222 for the quarter ended April 30, 2002, or 13% of total revenue, as compared to $10,569 for the same period the prior year, or 12% of total revenue. The decrease of $1,347 was mostly attributable to terminated activities associated with Anatel.

     Selling and marketing expenses were $8,120 for the three months ended April 30, 2002, or 11% of total revenue, as compared to $8,612 , or 10% of total revenue for the same period last year. The decrease of $492 was primarily due to the cost containment efforts that had been put in place across the Company.

     General and administrative expenses were $6,905, or 10% of total revenue, for the three months ended April 30, 2002, as compared to $7,909, or 9% of total revenue, for the same period last year. The decrease of $1,004 was primarily due to the Company’s on going cost reduction and containment initiatives, including staff reductions and a reduction in discretionary expenditures.

     Interest income net of interest expense was $913 for the three months ended April 30, 2002, as compared with $1,314 for the same period last year. The decrease of $401 was primarily the result of lower interest rates on short term investments.

     The Company recorded a loss of $688 related to equity in unconsolidated affiliates for the three months ended April 30, 2002, versus a gain of $1,331 for the same period last year. The equity loss for the three months ended April 30, 2002 in unconsolidated affiliates consisted of a loss of $1,308 in SAHCO and a loss of $76 related to its share of loss in CardioWorks (Note 4), partially offset by a gain of $410 for its share of profit in Enhanced CT Technology LLC and a gain of $286 for its share of profit in Cedara Software Corporation, in which the Company acquired a 19% interest in September 2001. For the three months ended April 30, 2001 the Company reported a gain of $525 for its share of profit in Enhanced CT Technology LLC and a gain of $825 related to its share of profit in SAHCO, resulted primarily from a gain of $810 for the sale of 5.4% equity interest in SAHCO to a group of investors.

     The effective tax rate for the nine months ended April 30, 2002 was 48%. This rate represents the actual effective rate for that period. The effective tax rate was calculated using this methodology, as opposed to a methodology that anticipates the effective tax rate based upon estimated annual operating results, because insignificant changes in estimated operating results for the balance of the year will have a dramatic impact on the effective tax rate. The tax rate of 48% represents the results of the benefit derived from tax free interest income along with the extra territorial income exclusion. As a result, the tax benefit amount for the three months ended April 30, 2002 reflects the cumulative effect of the change in the effective rate. For the three months ended April 30, 2001 the effective tax rate was 27% , which reflected the benefit of tax exempt interest and the utilization of the Foreign Sales Corporations.

     Net income for the third quarter ended April 30, 2002 was $3,287 or $0.25 per basic and diluted share as compared with net income of $4,269 or $0.33 per basic and per diluted share for the same period last year. The decrease in net income over the prior year was primarily the result of decreased revenue in the semi-conductor industry, the effect of the recession in several of the business units, and the equity loss in SAHCO.

Liquidity and Capital Resources (dollars in thousands)

     Cash generated by operations in the nine months of fiscal 2002 was $52,039 compared to $7,381 during the same period of the prior year. Although the company generated a net loss of $3,564 for the nine months of fiscal 2002, when the asset impairment charge of $8,883 and other recurring non-cash adjustments are added back to the net loss, operating cash of $52,039 was generated. This is primarily due to the $30,000 advance received for the purchase of certain long-lead-time components as part of the Company’s EXACT(TM) order, and a decrease in accounts receivable. Net cash used in investment activities was $16,438 in the nine months of fiscal 2002, primarily due to the Company’s investment in Cedara of $7,500, the Company’s investment in CardioWorks of $2,000, and $18,332 used for additions to property, plant and equipment, partially offset by a return on investment from an affiliated company and maturities of marketable securities. The increase in property, plant and equipment was primarily for the construction of a new facility by the Company’s Danish subsidiary, B-K Medical. Net cash used from financing activities of $2,741 was mostly due to dividends paid to shareholders and payment of debt.

     The Company’s balance sheet reflects a current ratio of 3.7 to 1 at April 30, 2002 and 6.1 to 1 at July 31, 2001. Liquidity is sustained principally through funds provided from operations, with short term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .33 to 1 at April 30, 2002 and .20 to 1 at July 31, 2001. The current ratio decrease and the debt to equity ratio increase was mostly attributable to funding received as part of the open-ended order for the Company’s EXACT(TM) Systems. Management does not anticipate any difficulties in financing operations at anticipated levels for the foreseeable future.

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

     Inventory increased $5,817, before the asset impairment charges of $4,157, during the nine months ended April 30, 2002, primarily due to an increase in raw material purchases associated with the Company’s Explosive Assessment Computed Tomography (EXACT(TM)) Systems business.

     Advance payments and other increased $33,280 during the nine months ended April 30, 2002, mainly due to an advance of $30,000 for the purchase of certain long-lead-time components for the next release of the open-ended order the Company received.

     Our contractual obligations at April 30, 2002, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$4,650	$224	$769	$497	$3,160
Capital lease obligations	725	306	419
Operating leases	6,697	2,581	4,053	314

	$12,072	$3,111	$5,241	$811	$3,160

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

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	During the quarter ended April 30, 2002, the Company did not file any reports on Form 8-K.

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