Form 10-K/A
period 2002-07-31
ANALOGIC CORP
filed 2003-10-29
CIK 6284

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 on

Form 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: July 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Common Stock, $.05 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the registrant at August 31, 2002 was approximately $389,375,000.

     Number of shares of Common Stock outstanding at August 31, 2002: 13,272,873

Documents Incorporated by Reference: None

ANALOGIC CORPORATION

ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED JULY 31, 2002
INTRODUCTORY NOTE

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-K/A to the Annual Report on Form 10-K of Analogic Corporation (the “Company”) for the year ended July 31, 2002 is being filed to (i) restate the Company’s Consolidated Financial Statements for the year ended July 31, 2002 and (ii) revise related disclosures included in the Form 10-K.

     On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, and for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to apply the appropriate accounting principles to (1) the recognition of software revenue by Camtronics Medical Systems, Ltd., a 100% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001 and (2) to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S, a 100% owned Danish subsidiary of the Company, for fiscal years ended July 31, 2003 and 2002. As restated, the Company’s financial results for the year ended July 31, 2002 reflect a reduction in revenues of $7,438,000, net income of $324,000, and diluted earnings per share of $0.02. See Note 2, “Restatement,” of the Notes to Consolidated Financial Statements for a more complete discussion of the restatement.

     This Amendment amends Part I, Item 1, Part II, Items 6, 7, and 7A and Part IV Item 15, of the Annual Report on Form 10-K for the period ended July 31, 2002. This Amendment continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-K, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

PART I

Item 1. Business

(a) Developments During Fiscal 2002

     Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as “Analogic” or the “Company”) for the fiscal year ended July 31, 2002, were $306.1 million as compared to $352.1 million for fiscal 2001, a decrease of 13%. Net income for fiscal 2002 was $3.0 million, or $.23 per diluted share as compared to $13.6 million or $1.04 per diluted share for fiscal 2001. Net income for fiscal 2002 includes pre-tax write-downs of $3.6 million of certain assets of Anatel Communications Corporation, a wholly owned subsidiary, and $5.3 million of certain assets related to the Company’s semi-conductor test equipment related business.

     The Company’s Danish subsidiary B-K Medical Systems A/S (B-K) completed the construction of a new 132,000 square foot facility in Herlev, north of Copenhagen, for the manufacture of specialized diagnostic ultrasound equipment at a cost of approximately $15.5 million. The new facility hosts manufacturing, research and development, service, marketing, sales and administrative functions. The new facility was financed by internally generated cash.

     In September 2001, the Company acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in return for an equity investment of $7.5 million and other considerations. Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufacturers (OEMs) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields as Computed Tomography (CT) and Magnetic Resonance Imaging (MRI). Analogic has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank for approximately $6.3 million. Subsequent to July 31, 2002, Analogic agreed to increase the credit facility from approximately $6.3 million to $9.5 million based upon Cedara’s funding requirements. Analogic has two of the seats on Cedara’s seven person board of directors. As part of the Company’s original investment agreement, Cedara agreed to grant the Company preemptive rights whereby it has the right to maintain a 19% equity interest in the event of certain future issuances of stock by Cedara. On May 3, 2002 the Company acquired an additional 580,641 shares of common stock of Cedara for approximately $.9 million to maintain the Company’s equity interest at 19%.

     During the first quarter of fiscal 2002, the Company’s subsidiary, Camtronics Medical Systems, Ltd entered into an agreement to purchase a 15% interest in CardioWorks, Inc. for $2.0 million. CardioWorks specializes in developing knowledge databases for electronic medical records. Camtronics plans to integrate CardioWorks knowledge database in a digital charting product to be offered as part of the Company’s VERICISTM product line. In connection with the execution of this agreement, the Company recorded $1.9 million as an investment and $.1 million as intangible assets related to intellectual property.

     The Company announced in April 2002 that it had entered into an agreement to supply up to 1,000 of its Explosive Assessment Computed Tomography (“EXACT”) Systems to L-3 Communications’ Security and Detection System division (“L-3”). The EXACT is the “heart” of L-3’s Examiner 3DX6000 certified Explosive Detection System (EDS) that is being purchased by the United States Transportation Security Administration (TSA) and installed at major airports across the United States. This agreement has the potential value to the Company of approximately $500 million, including spare parts, associated services, and infrastructure enhancements.

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

     Upon receipt of the ramp-up funding, the Company, to significantly increase its capacity to satisfy the needs of L-3 and the TSA, leased a 200,000 square foot building in Haverhill, Massachusetts. The new facility was designed and made ready for production in under four months and was largely paid for with the ramp-up funds. In late July

2002, production of these systems was transferred from the Company’s Peabody facility to this new, state-of-the-art Computed Tomography (CT) facility in Haverhill. This facility was designed specifically for the manufacture, repair, and refurbishment of security imaging equipment.

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

(b) Financial Information About Industry Segment

     The Company’s operations are primarily within three segments within the electronics industry: Medical Instrumentation Technology Products, Security Imaging Technology Products and Signal Processing Technology Products. These operations encompass the design, manufacture and sale of high technology, high- performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for sale to the advanced health and security markets. See Note 16 of Notes to Consolidated Financial Statements for more information regarding the Company’s segments.

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

     Analogic conceives, designs, manufactures, and sells standard and customized high-precision data acquisition, signal and imaging processing based medical imaging and industrial systems and subsystems. Analogic’s principal customers are OEMs who incorporate Analogic’s state-of-the art products into systems used in medical, industrial and scientific applications.

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

     Analogic’s products may be divided into three segments as described below.

     Medical Instrumentation Technology Products, consisting primarily of electronic systems and subsystems for medical imaging equipment, accounted for approximately 79% of product and engineering revenue in fiscal 2002.

     Analogic’s medical imaging data acquisition systems and related computing equipment are incorporated by North American, European and Asian manufacturers into advanced X-ray equipment known as Computed Tomography (CT) scanners. These scanners generate images of the internal anatomy, which are used primarily in diagnosing medical conditions. Analogic’s data acquisition and signal processing systems have advanced CT scanner technology which substantially increases the resolution of the image, reduces the time necessary to acquire the image, and reduces the computing time required to produce the image. Analogic supplies to its medical imaging customers A/D and D/A conversion equipment and complete data acquisition systems. The Company also manufactures complete mobile and other CT scanners incorporating proprietary technology.

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

     Security Imaging Technology Products, consisting of advanced explosive detection systems, accounted for 12% of fiscal 2002 product and engineering revenues. Analogic designs and manufactures the Explosive Assessment Computed Tomography (“EXACT”) scanner.

     The EXACT is the world’s first dual-energy, helical-cone-beam, 24-slice CT scanner. It is the only security detection system in the world capable of generating data for full three-dimensional (3D) images of every object contained within a piece of luggage. The EXACT is the “heart” of L-3 Communications’ examiner 3DX6000, the first second-generation Explosive Detection System (EDS) certified by the Federal Aviation Administration (FAA). The examiner is being purchased by the government for installation at major U.S. airports to scan checked luggage.

     Analogic has designed and developed low cost “ARGUS” explosive detection systems to meet the needs of smaller regional airports.

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

     SKY Computers, a 100% owned subsidiary, designs and manufactures high performance multicomputing platforms used in advanced medical, military, and industrial imaging applications. The Company’s SKYpackTM multiprocessors provide the image processing power for Analogic’s advanced CT scanners.

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

Sources of Raw Materials and Components

     In general, Analogic’s products are composed of Company-designed proprietary integrated circuits, printed circuit boards, and precision resistor networks manufactured by Analogic and others in accordance with Analogic’s specifications, as well as standard electronic integrated circuits, transistors, displays and other components. Most items procured are believed to be available from more than one source. However, it may be necessary, if a given component ceases to be available, for Analogic to modify its product design to adapt to a substitute component or to purchase new tooling to enable a new supplier to manufacture the component which would result in additional expense and/or delays in product sales. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, Analogic carries a substantial inventory of raw materials and components in an effort to assure its ability to make timely delivery to its customers.

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

Material Customers

     The Company’s three largest customers in fiscal 2002, each of which is a significant and valued customer, were Philips, General Electric and L-3 Communications, which accounted for approximately 18.2% , 12.3% , and 9.5% , respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect upon the Company’s business. During fiscal 2002, the Company renegotiated its existing agreement with Philips and entered into a major supply agreement with L-3 Communications. (See Part I Item 1(a) for more detail information).

Backlog

     The backlog of firm orders at July 31, 2002 was approximately $104.7 million compared with approximately $83.2 million at July 31, 2001. This increase is principally due to orders the Company received for its EXACT Systems. Many of the orders in the Company’s backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship most of its July 31, 2002 backlog during fiscal 2003.

Government Contracts

     The amount of the Company’s business that may be subject to renegotiation of profits at the election of the Government is insignificant.

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

Employees

     As of July 31, 2002, the Company had approximately 1,860 employees.

Financial Information about Segments, Foreign and Domestic Operations and Export Revenue

     The Company’s operations are primarily within three segments within the electronics industry: Medical Instrumentation Technology Products, Security Imaging Technology Products and Signal Processing Technology Products. These operations encompass design, manufacture and sale of high technology, high- performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for sale to the advanced health and security markets. See Note 16 of Notes to Consolidated Financial Statements for more information regarding the Company’s segments.

     Domestic and foreign revenues were $271.4 million and $34.7 million respectively for fiscal 2002 compared to $ 322.1 million and $30.0 million in fiscal 2001 and $260.6 million and $31.0 million in fiscal 2000.

     Export revenue, from sales of products and engineering services from the United States to companies in Europe and Asia, amounted to approximately $99.4 million 33% of product and engineering revenue, in fiscal 2002 as compared to approximately $110.6 million 32% in fiscal 2001, and approximately $93.9 million 34% in fiscal 2000.

Management believes that the Company’s export revenue is at least as profitable as its domestic revenue. The Company’s export revenue is denominated in U.S. dollars.

     Management does not believe the Company’s foreign and export revenue is subject to significantly greater risks than its domestic revenue.

PART II

Item 6. Selected Financial Data

	Year Ended July 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
	Restated	Restated
Total net revenue	$306,126	$352,139	$291,581	$272,960	$288,598
Total cost of sales(A)	206,973	234,269	184,569	164,807	174,388
Gross margin	99,153	117,870	107,012	108,153	114,210
Income from operations	(1,705)	12,873	16,797	23,567	34,299
Net income	3,006	13,588	14,066	19,185	23,771
Net income per common share:
Basic	$0.23	$1.05	$1.10	$1.51	$1.88
Diluted	0.23	1.04	1.09	1.50	1.86
Cash dividends declared per common share	$0.29	$0.28	$0.28	$0.27	$0.23
Weighted-average shares:
Basic	13,129	12,950	12,817	12,683	12,614
Diluted	13,194	13,055	12,883	12,791	12,793
Cash, cash equivalents, and marketable securities	$181,789	$122,912	$116,374	$124,202	$121,800
Working capital	214,225	225,619	212,977	205,872	200,718
Total assets	437,590	359,159	333,201	312,699	301,053
Long-term liabilities	19,721	16,526	8,158	7,663	10,848
Stockholders’ equity	302,351	298,494	277,761	265,635	249,817

(A)	The Company recorded asset impairment losses on a pre-tax basis of $8,883 in the first quarter of fiscal 2002 related to Anatel, the Company’s telecommunications subsidiary, and certain old and unprofitable product lines within its semi-conductor test equipment business. The Company recorded asset impairment losses on a pre-tax basis of $3,200 in the fourth quarter of fiscal 2001 related to Anatel. These charges have been recorded in the cost of sales section of the Company’s Consolidated Statements of Income for fiscal years 2002 and 2001. (See Note 6 of Notes to Consolidated Financial Statements)

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

     The following information has been amended to reflect the restatements made to the Consolidated Financial Statements as further discussed in Note 2, “Restatement for the Note to Consolidated Financial Statements.” This information should be read in conjunction with the information contained in the Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Annual Report on Form 10-K/A. This Annual Report on Form 10-K/A contains forward-looking statements the involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below.

Critical Accounting Policies

     The U. S. Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

   Revenue Recognition

     The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software licenses, the Company recognizes revenue in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition.” The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Revenue related to the hotel operations is recognized as services are performed.

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

Results of Operations

   Fiscal 2002 Compared to Fiscal 2001

     Product revenue for fiscal 2002 was $270.1 million as compared with $311.7 million in fiscal 2001, a decrease of $41.6 million or 13%. The decrease was primarily due to a reduction in the sale of Medical Instrumentation Technology Products of $31.0 million or 13% attributed to lower demand for the Company’s cardiovascular, patient monitoring systems and medical imaging equipment; and a decrease in the sale for its Signal Processing Technology Products of $40.7 million, or 60%, due primarily to the decline in the demand for its semi-conductor Automatic Test Equipment (ATE) boards. These reductions in product revenue were offset by an increase in sales of Security Imaging Technology Products of $30.0 million, from $1.5 million sales in the prior year, due to shipments of the Company’s EXACT systems, spare parts and components.

     Engineering revenue for fiscal 2002 was $26.5 million compared to $27.7 million in fiscal 2001, a decrease of 4%. The change was primarily due to a decrease in the demand for these services.

     Other revenues of $9.6 million and $12.8 million for fiscal 2002 and 2001, respectively, represent revenue from the Company’s Hotel operation. The decrease in revenues is mostly attributable to the current economic decline in the travel and lodging industries.

     Product cost of sales was $169.7 million in fiscal 2002 compared to $201.5 million in fiscal 2001. Product cost of sales as a percentage of product revenue was 63% in fiscal 2002, compared to 65% in fiscal 2001. The percentage decrease of product cost of sales was primarily due to product mix.

     Engineering cost of sales was $23.2 million in fiscal 2002 and fiscal 2001. Engineering cost of sales as a percentage of engineering revenue increased to 88% in fiscal 2002 from 84% in fiscal 2001. This percentage increase was primarily attributable to the unanticipated costs associated with the development of health and security imaging systems on contracted projects.

     Other costs of sales were $5.2 million and $6.4 million from the Company’s Hotel operation for fiscal 2002 and 2001, respectively.

     During fiscal year 2002, the Company recorded asset impairment charges totaling $8.9 million on a pre-tax basis. As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic decided to terminate activities related to Anatel, the Company’s wholly-owned telecommunications subsidiary. The Company recorded a pre-tax charge of $1.9 million related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $.6 million related to obsolete inventory, as well as a pre-tax charge of $1.1 million related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. During fiscal 2001, the Company made the decision to reorganize Anatel and focus on a limited number of products. In connection with this decision, the Company recognized asset impairment charges of $3.2 million in fiscal 2001 attributable to certain assets of Anatel. The Company also decided to discontinue the sales of certain of its older and unprofitable product lines within its semi-conductor test equipment business in order to focus its resources on potential growth areas within this business. As a result, the Company recorded a pre-tax charge of $.9 million in fiscal 2002 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3.6 million related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $.8 million related to capitalized software, were recorded in fiscal 2002 as those assets were deemed to be unrecoverable. The Company also incurred immaterial costs related to involuntary terminations and other related activities. The entire amount of each charge has been recorded within the cost of sales section of the Company’s Consolidated Statements of Income. The inventory reserve established in fiscal year 2002 and in fiscal year 2001, as part of the activities noted above, totaled $5.7 million. A total of $1.3 million of this inventory was scrapped and charged to the reserve during fiscal 2002.

     Research and development expenses were $39.1 million in fiscal 2002, or 13% of total revenue, compared to $39.6 million or 11% of total revenue in fiscal 2001. Research and development expenses remained unchanged in fiscal 2002 even though revenue decreased for the period, as the Company continues the development of health and security imaging systems.

     Selling and marketing expenses were $32.5 million in fiscal 2002 and $32.6 million in fiscal 2001. Although selling and marketing expenses remained unchanged while revenue declined, the Company continues to expand its activities in the end user market primarily through the Company’s subsidiaries Camtronics and B-K Medical. The percentage of selling and marketing expenses to total revenue increased to 11% in fiscal 2002 from 9% in fiscal 2001, due to lower revenue for the period.

     General and administrative expenses were $29.3 million in fiscal 2002, compared to $32.8 million in fiscal 2001. The decrease of $3.5 million was primarily due to the Company’s cost reduction and containment initiatives, including reductions in staff and discretionary expenditures. As a percentage of total revenues, general and administrative expenses was 10% in fiscal 2002 and 9% in fiscal 2001.

     Computer software costs of $2.4 million and $3.6 million were capitalized in fiscal 2002 and 2001, respectively. Amortization of capitalized software costs amounted to $1.8 million and $1.6 million in fiscal 2002 and 2001, respectively, and is included in the product cost of sales.

     Interest income for fiscal 2002 was $4.4 million compared to $5.6 million for fiscal 2001. The decrease of $1.2 million was primarily the result of lower interest rates on short-term investments.

     The Company recorded income related to equity in unconsolidated affiliates of $.6 million in fiscal 2002 compared to income of $1.9 million in fiscal 2001. The decrease of $1.3 million was due to a loss recognized from its investment in Shenzen Anke High-Tech Co., Ltd in fiscal 2002.

     The effective tax rate for fiscal 2002 was 21% compared to 29% in fiscal 2001. The decrease was due primarily to the higher percentage impact related to the benefit realized from tax exempt interest on a lower dollar base of pretax income, when compared to 2001.

     Net income for fiscal 2002 was $3.0 million compared to $13.6 million in fiscal 2001. Net income for fiscal 2002 included an asset impairment pre-tax charge of $8.9 million related to the Company’s telecommunications subsidiary Anatel, and certain assets of the Company’s Test and Measurement Division. Net income in fiscal 2001 included an asset impairment pre-tax charge of $3.2 million related to Anatel. Basic earnings per share were $0.23 in fiscal 2002 compared to $1.05 for fiscal 2001. Diluted earnings per share were $0.23 in fiscal 2002 compared to $1.04 for fiscal 2001.

   Fiscal 2001 Compared to Fiscal 2000

     Product revenue for fiscal 2001 was $311.7 million as compared with $255.2 million in fiscal 2000, an increase of $56.5 million or 22%. The increase was principally due to the increase in sales of Medical Instrumentation Technology Products of $62.5 million or 34%, which can be attributed to increased demand for fully featured mid-range Computed Tomography (CT) systems, digital radiography systems, patient monitors, and advanced cardiovascular information management systems, and an increase in sales of $4.1 million or 15% in Industrial Technology Products, due to demand for the Company’s high frequency Automatic Test Equipment (ATE) boards. This increase in product revenue was partially offset by a decrease in Signal Processing Technology Products of $10.1 million or 21%, caused by a dramatic downturn in demand for its network access boards used in the Internet Telephony market.

     Engineering revenue for fiscal 2001 was $27.7 million compared to $23.3 million in fiscal 2000, an increase of 19%. The increase of $4.4 million was primarily due to an increase in projects for developing imaging equipment.

     Other revenues of $12.8 million and $13.0 million represent revenue from the Company’s Hotel operation for fiscal 2001 and 2000, respectively.

     Cost of product sales was $201.5 million in fiscal 2001 compared to $159.2 million in fiscal 2000. Cost of product sales as a percentage of product revenue was 65% in fiscal 2001, compared to 62.4% in fiscal 2000. The increase was primarily due to higher manufacturing costs and changes in product mix.

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

     Selling and marketing expenses were $32.6 million in fiscal 2001 compared to $26.2 million in fiscal 2000, an increase of $6.4 million or 24%. The increase was primarily due to the Company’s subsidiary, Camtronics, increasing its sales personnel and marketing programs and switching to selling products directly to the end users from its prior practice of selling through OEMs; $1.2 million of the increase was due to Sky Computer, a subsidiary, offering a more “total solution” sales package and the remaining increase of $2.0 million was primarily associated with additional selling and marketing efforts to support the Company’s revenue growth. As a percentage of total revenues, selling expenses remained unchanged at 9%.

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

     Net income for fiscal 2001 was $13.6 million compared to $14.1 million for fiscal 2000. Net income for fiscal 2001 includes an asset impairment pre-tax charge of $3.2 million related to Anatel. Basic earnings per share were $1.05 compared to $1.10 for fiscal 2000. Diluted earnings per share were $1.04 compared to $1.09 for fiscal 2000.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities totaled $181.8 million and $122.9 million at July 31, 2002 and 2001, respectively. The increase of $58.9 million is primarily due to $50.6 million of cash advance received for the purchase of long-lead-time components and $7.9 million remaining of ramp-up funds for infrastructure enhancements, as part of the EXACT agreement. Working capital was $214.2 million and $225.6 million at July 31, 2002 and 2001, respectively. The Company’s balance sheet reflects a current ratio of 2.9 to 1 at July 31, 2002 compared to 6.1 to 1 at July 31, 2001. Excluding the cash impact from the EXACT agreement noted above, liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash.

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

     Cash flow provided from operations was $94.8 million in fiscal 2002, $27.5 million in fiscal 2001 and $14.9 million in fiscal 2000. The increase in cash flows from operations in fiscal 2002 over fiscal 2001 primarily resulted from an increase in advance payments and deferred revenues consisting primarily of a $50.6 million advance received for the purchase of certain long-lead-time components and $7.9 million of ramp-up monies remaining for infrastructure enhancements to ramp-up production and increase manufacturing capacity related to the Company’s EXACT contract, a decrease in accounts receivable of $10.2 million due to increased collections efforts partially offset by an increase in inventory of $7.5 million primarily for raw materials. The increase in cash flow from operations in fiscal 2001 over 2000 was primarily due to the result of an increase in operating income, a decrease in working capital balances, and an increase in other non-cash items. The decrease in working capital balances were primarily due to an increase in trade receivables in fiscal 2001 related primarily to higher sales and a decrease in accounts payable.

     Net cash used in investing activities was $15.0 million in fiscal 2002, compared to $8.0 million in fiscal 2001, and $12.8 million in fiscal 2000. The increase in fiscal 2002 was primarily due to investments in Cedara of $8.4 million, the Company’s investment in CardioWorks of $2.0 million, increased level of additions to property, plant and equipment primarily for the construction of a new facility by the Company’s Danish subsidiary B-K Medical, which totaled $15.5 million, partially offset by return on investment from an affiliated company and maturities of marketable securities.

     Net cash used by financing activities was $3.1 million in fiscal 2002, $2.8 million in fiscal 2001 and $2.8 million in fiscal 2000, primarily from dividends paid to shareholders.

     The Company’s contractual obligations at July 31, 2002, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

			Operating Leases
	Mortgage	Capital			Other
	Payable(1)	Leases(1)	Haverhill(2)	Other	Commitments(3)	Total

Fiscal Year Ended:
2003	$352	$363	$1,311	$1,402	$6,043	$9,471
2004	352	150	1,644	1,117	416	3,679
2005	352	150	917	669		2,088
2006	352	78		431		861
2007	352			367		719
Thereafter	3,608					3,608

Total	$5,368	$741	$3,872	$3,986	$6,459	$20,426

(1)	Mortgage and capital lease contractual obligations include both principal and associated interest costs.

(2)	Lease costs associated with the Haverhill facility will be funded by ramp-up monies received by the Company in connection with the EXACT system order.

(3)	Other commitments represent commitments to suppliers for the production of raw materials and inventory components related to the EXACT system order.

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

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on August 1, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position and results from operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position and results from operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes FASB 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus the Company has adopted this requirement beginning August 1, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position and results from operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and, therefore, will be adopted by the Company on January 1, 2003. The adoption of this standard is not expected to have a material effect on the Company’s financial position and results from operations.

Business Environment and Risk Factors

   Forward-Looking Statements

     This Amendment No. 1 of the Annual Report on Form 10-K/A contain statements which, to the extent that they are not recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties, and actual events and results may differ significantly form those indicated in any forward-looking statements as a result of a number of important factors, including those discussed below.

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

	Year Ended July 31,

	2002	2001	2000

	Restated	Restated
Philips	18%	23%	16%
General Electric	12%	11%	10%
L-3 Communications	9%	1%	4%
Toshiba	5%	7%	9%
Ten largest customers as a group	67%	63%	60%

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

Analogic’s business strategy involves the pursuit of acquisitions or business combinations, which may be difficult to integrate, disrupt its business, dilute stockholder value or divert management attention.

     As part of its business strategy, Analogic or its subsidiaries may consummate additional acquisitions or business combinations. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of Analogic’s ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

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

     As of August 31, 2002, the Bernard M. Gordon Charitable Remainder Unitrust owned approximately 31% of Analogic’s outstanding Common Stock. Bernard M. Gordon, Chairman and Chief Executive Officer of Analogic, and Julian Soshnick, Vice President and General Counsel of Analogic, serve as trustees of this trust and have full power to vote or dispose of the shares held by the trust. The trust, based on its ownership interest in Analogic, has the ability to exert substantial influence over the actions of Analogic.

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

     The Company’s three largest customers in fiscal 2002, each of which is a significant and valued customer, were Philips, General Electric and L-3 Communications, which accounted for approximately 18.2%, 12.3%, and 9.5%, respectively, of product and engineering revenue for the fiscal year ended July 31, 2002. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page
Number

(a	)	1.	Financial Statements
			Report of Independent Auditors	34
			Consolidated Balance Sheets at July 31, 2002 (Restated) and 2001 (Restated)	35
			Consolidated Statements of Income for the years ended July 31, 2002, (Restated) 2001 (Restated) and 2000	36
			Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2002, (Restated) 2001 (Restated) and 2000	37
			Consolidated Statements of Cash Flows for the years ended July 31, 2002, (Restated) 2001 (Restated) and 2000	38
			Notes to Consolidated Financial Statements	39-56
(b	)		Report on Form 8-K
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

Analogic Corporation Registrant

/s/John W. Wood Jr. John W. Wood Jr. President and Chief Executive Officer (Principal Executive Officer)
Date: October 27, 2003

/s/John J. Millerick John J. Millerick Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: October 27, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Analogic Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2, the Consolidated Financial Statements for the years ended July 31, 2002 and 2001 have been restated.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
September 18, 2002, except for the matters
disclosed in Note 2, as to which
the date is October 13, 2003

ANALOGIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,
	2002	2001

	(in thousands)
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$123,168	$46,013
Marketable securities, at market	58,621	76,899
Accounts and notes receivable, net of allowance for doubtful accounts of $1,308 in 2002, and $1,268 in 2001	57,027	65,937
Accounts receivable from affiliates, net	4,092	2,350
Inventories	65,128	60,696
Costs related to deferred revenue	2,171	84
Refundable and deferred income taxes	11,567	10,369
Other current assets	7,969	7,410

Total current assets	329,743	269,758
Property, plant and equipment, net	79,613	68,846
Investments in and advances to affiliated companies	8,619	4,692
Capitalized software, net	4,333	5,488
Costs related to deferred revenue	8,643	4,907
Other assets	6,639	5,468

Total Assets	$437,590	$359,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$226	$369
Obligations under capital leases	314	275
Accounts payable, trade	24,731	15,378
Accrued liabilities	16,948	20,466
Deferred revenue	7,964	4,775
Advance payments and other	62,244	972
Accrued income taxes	3,091	1,904

Total current liabilities	115,518	44,139

Long-term liabilities:
Mortgage and other notes payable	4,069	4,896
Obligations under capital leases	337	664
Deferred revenue	12,886	9,130
Deferred income taxes	2,429	1,836

Total long-term liabilities	19,721	16,526

Commitments
Stockholders’ equity:
Common stock, $.05 par; authorized 30,000,000 shares; issued 14,126,202 shares in 2002; 14,069,702 shares in 2001	706	703
Capital in excess of par value	39,379	37,857
Retained earnings	275,108	275,807
Accumulated other comprehensive income	(320)	(1,598)
Treasury stock, at cost; 855,154 shares in 2002; 846,185 shares in 2001	(8,313)	(9,035)
Unearned compensation	(4,209)	(5,240)

Total stockholders’ equity	302,351	298,494

Total Liabilities and Stockholders’ Equity	$437,590	$359,159

The accompanying notes are an integral part of these financial statements

ANALOGIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended July 31,

	2002	2001	2000

	(in thousands, except per share data)
	Restated	Restated
Net revenue:
Product	$270,064	$311,671	$255,250
Engineering	26,499	27,706	23,293
Other	9,563	12,762	13,038

Total net revenue	306,126	352,139	291,581

Cost of sales:
Product	169,687	201,516	160,953
Engineering	23,209	23,199	17,413
Other	5,194	6,354	6,203
Asset impairment charges	8,883	3,200

Total cost of sales	206,973	234,269	184,569

Gross margin	99,153	117,870	107,012

Operating expenses:
Research and product development	39,105	39,624	36,482
Selling and marketing	32,500	32,577	26,207
General and administrative	29,253	32,796	27,526

	100,858	104,997	90,215

Income from operations	(1,705)	12,873	16,797

Other (income) expense:
Interest income, net	(4,060)	(5,402)	(5,737)
Equity in unconsolidated affiliates	(614)	(1,890)	1,286
Other, net	(812)	646	156

	(5,486)	(6,646)	(4,295)

Income before income taxes and minority interest	3,781	19,519	21,092
Provision for income taxes	775	5,726	6,539
Minority interest		205	487

Net income	$3,006	$13,588	$14,066

Net income per common share:
Basic	$0.23	$1.05	$1.10
Diluted	$0.23	$1.04	$1.09
Weighted-average shares outstanding:
Basic	13,129	12,950	12,817
Diluted	13,194	13,055	12,883

The accompanying notes are an integral part of these financial statements

ANALOGIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2002, 2001 and 2000

	Common Stock		Capital in	Treasury Stock
			Excess
	Shares	Amount	Par value	Shares	Amount

Balance, July 31, 1999	13,884,127	$694	$24,718	(1,169,070)	$(13,100)
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	96,375	5	2,655	66,935	1,231
Tax benefit of disqualifying dispositions			260
Amortization of unearned compensation
Dividends paid ($0.28 per share)
Other			70
Comprehensive Income:
Net income for the year
Translation adjustments (net of tax of $1,265)
Unrealized marketable securities gains and losses (net of tax of $122)
Total Comprehensive Income

Balance, July 31, 2000	13,980,502	699	27,703	(1,102,135)	(11,869)
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	89,200	4	4,643	65,695	802
Tax benefit of disqualifying dispositions
Amortization of unearned compensation
Dividends paid ($0.28 per share)
Shares issued to purchase minority interest in subsidiary			5,552	190,255	2,032
Adjustment to reporting period of equity investment
Other			(41)
Comprehensive Income:
Net income for the year
Translation adjustments (net of tax of $485)
Unrealized marketable securities gains and losses(net of tax of $824)
Total Comprehensive Income

Balance, July 31, 2001 (Restated)	14,069,702	703	37,857	(846,185)	(9,035)
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	56,500	3	1,065	(8,969)	722
Tax benefit of disqualifying dispositions			457
Amortization of unearned compensation
Dividends paid ($0.28 per share)
Comprehensive Income
Net income for the year
Translation adjustments(net of tax $653)
Unrealized marketable securities gains and losses (net of tax of $181)
Total Comprehensive Income
Balance, July 31, 2002 (Restated)	14,126,202	$706	$39,379	(855,154)	$(8,313)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other	Total
	Unearned	Retained	Comprehensive	Stockholders’
	Compensation	Earnings	Income	Equity

Balance, July 31, 1999	$(1,305)	$255,651	$(1,023)	$265,635
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	(2,120)			1,771
Tax benefit of disqualifying dispositions				260
Amortization of unearned compensation	644			644
Dividends paid ($0.28 per share)		(3,590)		(3,590)
Other				70
Comprehensive Income:
Net income for the year		14,066		14,066
Translation adjustments (net of tax of $1,265)			(309)	(309)
Unrealized marketable securities gains and losses (net of tax of $122)			(786)	(786)

Total Comprehensive Income				12,971

Balance, July 31, 2000	(2,781)	266,127	(2,118)	277,761
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	(3,435)			2,014
Tax benefit of disqualifying dispositions
Amortization of unearned compensation	976			976
Dividends paid ($0.28 per share)		(3,626)		(3,626)
Shares issued to purchase minority interest in subsidiary				7,584
Adjustment to reporting period of equity investment		(282)		(282)
Other				(41)
Comprehensive Income:
Net income for the year		13,588		13,588
Translation adjustments (net of tax of $485)			(738)	(738)
Unrealized marketable securities gains and losses(net of tax of $824)			1,258	1,258

Total Comprehensive Income				14,108

Balance, July 31, 2001 (Restated)	(5,240)	275,807	(1,598)	298,494
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	(23)			1,767
Tax benefit of disqualifying dispositions				457
Amortization of unearned compensation	1,054			1,054
Dividends paid ($0.28 per share)		(3,705)		(3,705)
Comprehensive Income
Net income for the year		3,006		3,006
Translation adjustments(net of tax $653)			1,002	1,002
Unrealized marketable securities gains and losses (net of tax of $181)			276	276

Total Comprehensive Income				4,284
Balance, July 31, 2002 (Restated)	$(4,209)	$275,108	$(320)	$302,351

The accompanying notes are an integral part of these financial statements

ANALOGIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,

	2002	2001	2000

	(in thousands)
	Restated	Restated
OPERATING ACTIVITIES:
Net income	$3,006	$13,588	$14,066
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,778)	(2,505)	(2,562)
Depreciation and amortization	15,129	15,560	14,343
Minority interest in net income of consolidated subsidiaries		530	487
Allowance for doubtful accounts	99	492	91
Impairment of assets	8,883	3,200
Loss (gain) on sale of equipment	86	(109)	(158)
Equity (gain) loss in unconsolidated affiliates	(614)	(1,890)	1,286
Compensation from stock grants	1,054	976	644
Other than temporary decline in equity investments	142	487	110
Net changes in operating assets and liabilities	68,757	(2,825)	(13,382)

NET CASH PROVIDED BY OPERATING ACTIVITIES	94,764	27,504	14,925

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(10,373)		(2,805)
Return of investment from affiliated company	2,302	1,696
Additions to property, plant and equipment	(23,316)	(18,591)	(13,789)
Capitalized software	(2,439)	(3,621)	(3,001)
Proceeds from sale of property, plant and equipment	91	135	769
Purchases of marketable securities			(8,805)
Maturities of marketable securities	18,735	12,425	14,840

NET CASH USED BY INVESTING ACTIVITIES	(15,000)	(7,956)	(12,791)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(1,146)	(1,076)	(988)
Issuance of stock pursuant to stock options and employee stock purchase plan	1,767	1,928	1,771
Dividends paid to shareholders	(3,706)	(3,626)	(3,590)

NET CASH USED BY FINANCING ACTIVITIES	(3,085)	(2,774)	(2,807)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	476	107	(212)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,155	16,881	(885)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,013	29,132	30,017

CASH AND CASH EQUIVALENTS, END OF YEAR	$123,168	$46,013	$29,132

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

(b)  Basis of presentation

     Certain prior years’ financial statement items have been reclassified to conform to the current year’s presentation and accounting principles generally accepted in the United States.

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

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

     The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings	35 years
Property under capital lease	5 to 22 years
Manufacturing equipment	4 to 7 years
Furniture, fixtures and computer equipment	4 to 8 years
Leasehold and capital lease improvements	life of lease
Motor vehicles	3 years

     Interest is capitalized in connection with the in-house construction of fixed assets. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

(e)  Revenue recognition

     The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software, the Company recognizes revenue in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition.” The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Software revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Revenue related to the hotel operations is recognized as services are performed.

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

     We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. One export customer accounted for approximately $54,000 and $78,000 or 18% and 23% of total product and engineering revenue in fiscal 2002 and 2001, respectively. Of the total product and engineering revenue, one domestic customer accounted for approximately $37,000 in fiscal 2002 and 2001, or 12% and 11%, respectively. The Company’s ten largest customers, including Philips, General Electric and L-3 Communications, accounted for approximately 67% of product and engineering revenue during fiscal 2002.

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

(m) Marketable securities

     The Company’s marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized marketable securities gains and losses are reflected as a net amount under the caption of accumulated other comprehensive income within the statement of stockholders’ equity. Realized gains and losses are recorded within the statement of income under the caption other income or expenses. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

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

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on August 1, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position and results from operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position and results from operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes FASB 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus the Company has adopted this requirement beginning August 1, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position and results from operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

initiated after December 31, 2002 and, therefore, will be adopted by the Company on January 1, 2003. The adoption of this standard is not expected to have a material effect on the Company’s financial position and results from operations.

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

(p) Comprehensive income

     Statement of Financial Accounting Standards No. 130, (“SFAS 130”), “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments.

(q) Stock-based compensation

     Statement of Financial Accounting Standards No. 123, (“SFAS 123”), “Accounting for Stock-based Compensation,” encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company has not adopted the fair value method of accounting for employee stock-based compensation, but instead complies with the pro forma disclosure requirements.

(r) Fair value of financial instruments

     The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The fair values of marketable securities are estimated based on quoted market price for these securities.

(s) Impairment of Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets, primarily fixed assets, in accordance with Statement of Financial Accounting Standards No. 121, (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets to be Disposed of.” SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.

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

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

2. Restatement:

     The Company has restated its prior period financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd, and to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S. The adjustments related to these issues resulted in a decrease in previous reported revenues of $7,438, net income of $324, and diluted earnings per share of $0.02, compared to the Company’s financial results previously reported for the year ended July 31, 2002.

     Summarized below is a more detailed discussion of the restatements along with a comparison of the amounts previously reported in the balance sheet and the statement of operations in Form 10-K for the year ended July 31, 2002.

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

     Deferred revenue is comprised of 1) license fee, maintenance and other which had been invoiced, and paid in the majority of cases service revenues for which payment has been received and for which services have not yet been performed and 2) revenues related to delivered components of a multiple-element arrangement for which fair value has not been determined for components not yet delivered or accepted by the customer. Costs related to deferred revenue represents costs of goods sold and services provided and sales commission expenses.

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

     B-K had determined foreign exchange gain (loss) at the end of each quarter for the then outstanding inter-company debt by marking this debt to the market foreign exchange rates and recording any unrealized gain or loss within Stockholders’ Equity via the accumulative other comprehensive income account. When B-K actually paid down the debt each quarter, realized gains (losses) on these inter-company debt payments were reflected in B-K’s quarterly statements of operations.

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

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

Statements of Income:

	July 31, 2002

	Previously
	Reported	Restated	Change

Net revenue:
Product	$277,502	$270,064	$(7,438)	(a	)
Engineering	26,499	26,499
Other	9,563	9,563

Total net revenue	313,564	306,126	(7,438)

Cost of sales:
Product	174,769	169,687	(5,082)	(b	)
Engineering	23,209	23,209
Other	5,194	5,194
Asset impairment charges	8,883	8,883

Total cost of sales	212,055	206,973	(5,082)

Gross margin	101,509	99,153	(2,356)

Operating expenses:
Research and product development	39,105	39,105
Selling and marketing	33,148	32,500	(648)	(c	)
General and administrative	29,253	29,253

	101,506	100,858	(648)

Income from operations	3	(1,705)	(1,708)

Other (income) expense:
Interest income, net	(4,060)	(4,060)
Equity in unconsolidated affiliates	(614)	(614)
Other, net	475	(812)	(1,287)	(d	)

	(4,199)	(5,486)	(1,287)

Income before income taxes and minority interest	4,202	3,781	(421)
Provision for income taxes	872	775	(97)	(e	)

Net income	$3,330	$3,006	$(324)

Net income per common share:
Basic	$0.25	$0.23	$(0.02)
Diluted	0.25	0.23	(0.02)	(f	)
Weighted-average shares outstanding:
Basic	13,129	13,129
Diluted	13,194	13,194

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

Statement of Income components increased (decreased) as a result of the following:

(a	)	Net revenue: Product
		Adjust recognition of revenue for application of SOP 97-2	$(7,438)

(b	)	Cost of sales: Product
		Adjust cost of sales related to transactions for which revenue has been deferred	$(5,082)

(c	)	Selling and marketing
		Adjust commission expense related to transactions for which revenue has been deferred	$(648)

(d	)	Other (income) expense: Other
		Adjustment related to exchange gain on the B-K loan	$(1,287)

(e	)	Provision (benefit) for income taxes
		Net decrease to provision due to above adjustments	$(97)

(f	)	Net income per common share: Diluted
		Net effect to diluted earnings per share due to above adjustments	$(0.02)

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

Balance Sheets:

	July 31, 2002

	Amount
	Previously
	Reported	Restated	Change

ASSETS
Current assets:
Cash and cash equivalents	$123,168	$123,168
Marketable securities, at market	58,621	58,621
Accounts and notes receivable, net of allowance for doubtful accounts	57,027	57,027
Accounts receivable from affiliates, net	4,092	4,092
Inventories	65,128	65,128
Costs related to deferred revenue		2,171	$2,171	(a	)
Refundable and deferred income taxes	9,023	11,567	2,544	(b	)
Other current assets	7,969	7,969

Total current assets	325,028	329,743	4,715
Property, plant and equipment, net	79,613	79,613
Investments in and advances to affiliated companies	8,619	8,619
Capitalized software, net	4,333	4,333
Costs related to deferred revenue		8,643	8,643	(c	)
Other assets	6,314	6,639	325	(d	)

Total Assets	$423,907	$437,590	$13,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$226	$226
Obligations under capital leases	314	314
Accounts payable, trade	24,731	24,731
Accrued liabilities	17,267	16,948	$(319)	(e	)
Deferred revenue	4,230	7,964	3,734	(f	)
Advance payments and other	62,244	62,244
Accrued income taxes	2,487	3,091	604	(g	)

Total current liabilities	111,499	115,518	4,019

Long-term liabilities:
Mortgage and other notes payable	4,069	4,069
Obligations under capital leases	337	337
Deferred revenue	745	12,886	12,141	(h	)
Deferred income taxes	2,162	2,429	267	(i	)

Total long-term liabilities	7,313	19,721	12,408

Commitments:
Stockholders’ equity:
Common stock, $.05 par value; authorized 30,000,000 shares; issued 14,126,202 shares in 2002; 14,069,702 shares in 2001	706	706
Capital in excess of par value	39,379	39,379
Retained earnings	277,074	275,108	(1,966)	(j	)
Accumulated other comprehensive income	458	(320)	(778)	(k	)
Treasury stock, at cost; 855,154 shares in 2002; 846,185 shares in 2001	(8,313)	(8,313)
Unearned compensation	(4,209)	(4,209)

Total stockholders’ equity	305,095	302,351	(2,744)

Total Liabilities and Stockholders’ Equity	$423,907	$437,590	$13,683

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

     The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of the current period restatement for foreign currency exchange gains and losses and current period deferrals of revenue and related costs; and (2) the cumulative effect at the beginning of the period for the restatements of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a	)	Costs related to deferred revenue (short-term)
		Deferred costs related to deferred revenue	$2,171

(b	)	Refundable and deferred income taxes
		Deferred income tax related to deferred costs and revenue	$2,544

(c	)	Costs related to deferred revenue (long-term)
		Deferred costs related to deferred revenue	$8,643

(d	)	Other assets
		Purchase accounting adjustments related to the acquisition of the remaining 19% of Camtronics in July, 2001 due to net effect from these adjustments for periods prior to such acquisition	$325

(e	)	Accrued liabilities
		Accrued warranty costs related to deferred revenue	$(319)

(f	)	Deferred revenue (short-term)
		Deferred revenue classified as short-term	$3,734

(g	)	Accrued income taxes
		Tax provision adjusted for the change to net income	$604

(h	)	Deferred revenue (long-term)
		Deferred revenue classified as long-term	$12,141

(i	)	Deferred income taxes
		Deferred income taxes related to expenses deferred to future periods	$267

(j	)	Retained earnings
		Net effect to retained earnings from above adjustments:
		Cumulative effect through July 31, 2001	$(1,642)
		Effect for the year ended July 31, 2002	(324)

			$(1,966)

(k	)	Accumulated other comprehensive income
		Comprehensive income related to foreign currency gains (losses)	$(778)

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

3. Business combinations

     In July 2001, the Company’s ownership of Camtronics Medical Systems, Ltd. (formerly Camtronics, Ltd.) increased from 81% to 100%, as a result of the Company acquiring all remaining outstanding shares of Camtronics common stock. The Company issued 190,255 shares of common stock from its treasury, for a value of $7,584, to acquire the remaining 19% of minority interest. The Company recorded a premium in excess of book value of $3,552, of which $1,240 was applied to property, plant and equipment, and $2,312 was applied to intangible assets (classified as other assets on the balance sheet) related to software and systems technology.

4. Marketable securities

     Marketable securities are categorized as available-for-sale securities and summarized as follows:

	Gross Unrealized

	Cost	Gain	Loss	Fair Value

July 31, 2002
Debt securities issued by various state and local municipalities and agencies	$56,390	$2,231	$—	$58,621
July 31, 2001
Debt securities issued by various state and local municipalities and agencies	$75,125	$1,775	$(1)	$76,899

     The cost and estimated fair value of current debt securities at July 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

		Fair
	Cost	Value

Debt securities:
Due in one year or less	$15,350	$15,540
Due after one year through five years	41,040	43,081

Total debt securities	$56,390	$58,621

     There are no realized gains or losses on marketable securities as the Company has not sold any marketable securities during the periods presented and cost has approximated fair value at the maturity dates.

5.     Explosive Assessment Computed Tomography (“EXACT”) Systems Agreement:

     The Company announced in April 2002 that it had entered into an agreement to supply up to 1,000 of its EXACT Systems to L-3 Communications’ Security and Detection System division (“L-3”). The EXACT is the core system of L-3’s Examiner 3DX6000 certified Explosive Detection System (EDS) that is being purchased by the United States Transportation Security Administration (TSA) and installed at major airports across the United States.

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

     The agreement also provides for the Company to receive $22,000 of ramp-up funds for the purpose of leasing and fitting up a facility and ensuring the availability of key critical raw material and inventory components form suppliers to meet the production and volume requirements of this contract. These costs incurred and assets purchased are fully reimbursed by L-3. Due to the conditions of the contract, the Company has not recorded any revenues, costs or assets related to these funds or ramp-up activity. All cash received for ramp-up activity is recorded within advance payments within the liability section of the balance sheet and reduced as the cash is spent on these activities. As of July 31, 2002, the Company had a balance of $7,943 of unexpended funds recorded within advance payments related to ramp-up funds.

6. Balance sheet information

     Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,

	2002	2001

	(in thousands)
Inventories:
Raw materials	$34,753	$35,660
Work-in-process	19,882	15,642
Finished goods	10,493	9,394

	$65,128	$60,696

Property, plant and equipment:
Land and land improvements	$6,503	$4,253
Buildings and improvements	58,735	43,385
Property under capital lease	1,503	1,503
Leasehold and capital lease improvements	2,594	2,318
Manufacturing equipment	96,590	96,452
Furniture, fixtures and computer equipment	41,052	37,377
Motor vehicles	498	568

	207,475	185,856
Less accumulated depreciation and amortization	(127,862)	(117,010)

	$79,613	$68,846

     The increase in land and land improvements and building and improvements was primarily due to the construction of a new facility in Herlev, Denmark, by the Company’s Danish subsidiary B-K Medical A/S.

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

     Depreciation expense was $14,380, $14,148 and $12,642 for fiscal years 2002, 2001 and 2000, respectively.

	2002	2001

Accrued Liabilities: (Restated)
Accrued employee compensation and benefits	$11,036	$14,617
Accrued warranty	3,235	2,790
Other	2,677	3,059

	$16,948	$20,466

Advance payments and other:
Long-lead-time components	$50,550	$—
Ramp-up funds	7,943	—
Customer deposit	3,751	972

	$62,244	$972

7. Asset impairment charges

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

     The entire balance of each charge has been recorded within the cost of sales section of the Company’s Consolidated Statements of Income. The inventory reserve established in fiscal year 2002 and in fiscal year 2001, as part of the activities noted above, totaled $5,657 million. A total of $1,284 million of this inventory was scrapped and charged to the reserve during fiscal 2002.

8. Investments in and advances to affiliated companies

     In fiscal 2002, the Company acquired a 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in exchange for cash of $7,500 and other considerations. As part of the Company’s investment agreement, Cedara agreed to grant the Company preemptive rights whereby it has the right to maintain a 19% equity interest in

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

     the event of certain future issuances of stock by Cedara. Cedara subsequently issued additional stock and on May 3, 2002 the Company acquired an additional 580,641 of common shares of Cedara for approximately $872 to maintain the Company’s interest of approximately 19%. The Company recorded an investment of $3,341 and a premium in excess of book value of $5,031, which was applied to intangible assets related to acquired technologies and is being amortized over the estimated useful life of five years. The Company accounts for this investment using the equity method of accounting because the Company has the ability to exercise significant influence over Cedara’s operating and financial policies and has two of the seven seats on Cedara’s board of directors. During fiscal 2002, the Company recorded a gain of $647 from its share of profit in Cedara, with a carrying value of this investment at July 31, 2002 of $3,987. The Company also recognized amortization of the intangible asset of $840 during fiscal 2002, with a carrying value of the intangible asset at July 31, 2002 of $4,191, which is classified as Other Assets in the Consolidated Balance Sheets. The Company has also guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank for approximately $6,300. Subsequent to July 31, 2002, Analogic agreed to further guarantee an increase in the credit facility from approximately $6.3 million to $9.5 million based upon funding requirements.

     In fiscal 2002, the Company’s subsidiary, Camtronics Medical Systems, Ltd acquired a 15% interest in CardioWorks, Inc. for $2,000. CardioWorks specializes in knowledge databases for electronic medical records. Camtronics plans to integrate CardioWorks’ knowledge database in a digital charting product to be offered as part of the Company’s VERICIS product line. The Company recorded $1,900 as an investment and $100 as intangible assets related to intellectual property. The Company also recorded its share of the 15% equity loss in CardioWorks in the amount of $126 representing CardioWorks cumulative losses.

     The Company has a 44.6% equity ownership interest in Shenzhen Anke High-Tech Co., Ltd (SAHCO) located in The People’s Republic of China. During fiscal 2002 the Company recorded $1,320 as its share of losses in SAHCO, as compared to $51 in fiscal 2001. The carrying value of this investment was $1,965 at July 31, 2002, and $3,285 at July 31, 2001. Sales to SAHCO for fiscal years 2002, 2001 and 2000 were approximately $4,037, $3,237 and $5,575, respectively. At July 31, 2002 and 2001, net accounts receivable from this affiliate were $4,092 and $2,350, respectively.

     The Company along with another investor each owned a 50% interest in a private company for the design and development of medical imaging equipment. Upon completion of the research and development phase, the private company sold its intellectual property in the form of a license to a newly formed limited liability company called Enhanced CT Technology LLC (“ECTT”), distributed its assets to the Company and the other original investor, and ceased operations. The Company, in conjunction with its original investor, retains a 50% interest in ECTT, which will receive license related royalties based upon future sales of medical imaging equipment. The Company accounted for this transfer at historical cost and will continue to account for this investment using the equity method of accounting. The Company’s share of profit in the newly formed limited partnership was $1,429 in fiscal 2002 and $1,789 in fiscal 2001. In addition, ECTT made a cash distribution in the form of return on investment to its owners of $2,302 and $1,000 in fiscal 2002 and 2001, respectively. The carrying value of the Company’s investment in ECTT at July 31, 2002 was $357 and $1,230 at July 31, 2001.

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

     Summarized financial information for these four partially-owned equity affiliates at July 31 and for the years then ended is as follows:

	2002	2001

Current assets	$36,526	$33,517
Noncurrent assets	36,346	29,833
Current liabilities	32,259	19,597
Noncurrent liabilities	5,060	11,197

	2002	2001	2000

Net revenue	$36,037	$16,561	$12,984
Gross margin	21,901	9,427	4,662
Income (loss) from operations	(5,582)	1,995	(3,716)
Net income (loss)	(1,371)	2,560	(3,683)

     The carrying amount of the investments approximates the underlying ownership in the net assets of the investee.

     The Company owns 1,771,802 shares of Norland Medical Systems, Inc., which were received in fiscal 2000 from a limited partnership (Norland Partners). The partnership was dissolved in fiscal 2000 upon distributing all its shares in Norland Medical Systems, Inc. to the respective partners. At the time of distribution the shares were restricted, however, the restriction on 620,865 shares lapsed on January 1, 2001 and the remaining 1,150,937 shares became unrestricted on March 29, 2001. At July 31, 2002 the Company recognized a loss of approximately $142 and reduced the value of the Norland shares to its market value of $35 because it believed an other than temporary decline of value had occurred. During fiscal 2001, the Company recorded a loss of $487 and reduced the value of the shares to their market value of $177 at July 31, 2001. On April 11, 2002, Norland Medical Systems, Inc. changed its name to Orthometric, Inc.

9. Mortgage and other notes payable

     Mortgage and other notes payable consists of the following:

	July 31,

	2002	2001

3% Mortgage Note Payable, due 2017, payable quarterly, collateralized by land, office and manufacturing facilities	$4,295	$4,515
Business Development Revenue Bonds, interest of approximately 5% payable quarterly, annual principal payments of $150 through September 1, 2005, collateralized by land, office and manufacturing facilities, redeemed in fiscal 2002		750

	4,295	5,265
Less current portion	226	369

	$4,069	$4,896

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

10. Lease and other commitments with related and non-related third parties

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

     Property under capital leases is included in property, plant and equipment, as follows:

	July 31,

	2002	2001

Land and buildings	$1,503	$1,503
Less accumulated amortization	(1,430)	(1,358)

Net capital lease assets	$73	$145

     Certain of the Company’s subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant. Rent expense associated with the Company’s operating leases was approximately $1,986, $1,423 and $989 (net of sublease income of $0, $872 and $1,143) in fiscal 2002, 2001 and 2000, respectively.

     The following is a schedule by year of future minimum lease payments at July 31, 2002:

		Operating Leases
	Capital			Other
Fiscal Year	Leases	Haverhill(1)	Other	Commitments(2)

2003	$363	$1,311	$1,402	$6,043
2004	150	1,644	1,117	416
2005	150	917	669
2006	78		431
2007	0		367

	$741	$3,872	$3,986	$6,459

Less amount representing interest at 8.45%—12.75%	(90)

Present value of minimum lease payments (includes current portion of $314)	$651

(1)	Lease costs associated with the Haverhill facility will be funded by ramp-up monies received by the Company in connection with the EXACT system order.

(2)	Other commitments represent commitments to suppliers for the production of raw materials and inventory components related to the EXACT system order.

11. Stock option and stock bonus plans

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

     Under the Company’s key employee stock bonus plans, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plans may not dispose or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans generally vest in four equal installments beginning in the third year from the date of grant. Upon issuance of stock under the plans, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Shares granted under the Company’s key employee stock bonus plan were 56,500 at a weighted average fair market value of $41.57 per share in fiscal 2002; 89,000 shares at a weighted average fair market value of $41.61 per share in fiscal 2001; 87,000 shares at a weighted average fair market value of $27.89 per share in fiscal 2000. Amortization of unearned compensation of $1,054, $976 and $644 was recorded in fiscal 2002, 2001 and 2000, respectively.

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

     At July 31, 2002, 1,152,969 shares were reserved for grant under the above stock option, bonus and purchase plans.

     The following table sets forth the stock option transactions for the years ended July 31, 2002, 2001, and 2000:

	2002		2001		2000

	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price per	Of	Price per	Of	Price per	Of
	Share	Shares	Share	Shares	Share	Shares

Options outstanding beginning of year	$36.11	745,337	$32.60	501,543	$29.80	511,389
Options granted	39.67	180,450	38.92	361,850	35.53	149,850
Options exercised	28.24	(64,627)	24.66	(66,906)	18.32	(73,370)
Options cancelled	39.13	(57,800)	35.26	(51,150)	32.92	(86,326)

Options outstanding end of year	37.39	803,360	36.11	745,337	32.60	501,543

Options exercisable end of year	33.95	176,315	30.70	159,048	23.60	84,374

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

     The following table summarizes information about stock options outstanding at July 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-Avg
	Number	Remaining	Weighted-Avg	Number	Weighted-Avg
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	As of 7/31/02	Life (years)	Price	As of 7/31/02	Price

$18.00 - $33.00	99,286	2.43	$28.94	76,949	$28.56
$34.75 - $34.75	179,850	5.16	$34.75	2,500	$34.75
$36.00 - $37.00	148,275	4.77	$36.38	56,749	$36.61
$37.65 - $40.98	183,499	5.82	$39.01	20,589	$37.93
$42.48 - $43.55	118,650	5.98	$43.13	2,734	$43.14
$44.00 - $44.00	73,800	5.04	$44.00	16,794	$44.00

$18.00 - $44.00	803,360	5.01	$37.39	176,315	$33.95

As permitted under current accounting standards, no compensation cost was recognized in the Consolidated Statements of Income for the Company’s stock option plans. Had compensation cost for the Company’s stock-based compensation plans been recorded and applied in accordance with FAS No. 123, accounting for Stock-Based Compensation, and recognized ratably over the options’ vesting periods, the Company’s proforma information would have been as follows:

	Years Ended July 31,

	2002	2001	2000

	(in thousands, except
	per share amounts)
	Restated	Restated
Net income:
As reported	$3,006	$13,588	$14,066
Pro forma	462	11,452	13,567
Net income per common share:
As reported — Basic	0.23	1.05	1.10
Pro forma — Basic	0.04	0.88	1.06
As reported — Diluted	0.23	1.04	1.09
Pro forma — Diluted	0.04	0.88	1.05

     The weighted-average estimated fair value of stock options granted during fiscal 2002, 2001 and 2000, was $18.12, $18.45 and $19.11 per share, respectively.

     The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended July 31,

	2002	2001	2000

Expected life (in years)	6	6	8
Volatility	44%	44%	41%
Risk-free interest rate	4.52%	5.48%	6.45%
Dividend yield	.7%	.7%	.6%

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

12. Retirement Plans

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

13. Income taxes

     The components of the provision for income taxes are as follows:

	July 31,

	2002	2001	2000

	Restated	Restated
Current income taxes:
Federal	$953	$6,399	$5,737
State and foreign	936	2,206	2,038

	1,889	8,605	7,775

Deferred income taxes (benefit):
Federal	(2,270)	(2,567)	(1,273)
State and foreign	1,156	(312)	37

	(1,114)	(2,879)	(1,236)

	$775	$5,726	$6,539

     The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

	July 31,

	2002	2001	2000

	Restated	Restated
Deferred revenue	$(711)	$(1,324)
Unrealized equity loss	1,506	(48)	$(64)
Capitalized software	(300)	(214)	507
Depreciation	356	(243)	(51)
Bad debt	743		(1,175)
Inventory valuation	(3,132)	(711)	(376)
Benefit plans	34	(284)	(151)
Capital loss carryforwards			(140)
Other items, net	(390)	(55)	214

	$(1,114)	$(2,879)	$(1,236)

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

     Income (loss) before income taxes from domestic and foreign operations is as follows:

	July 31,

	2002	2001	2000

	Restated	Restated
Domestic	$5,608	$19,695	$18,287
Foreign	(1,827)	(176)	2,805

	$3,781	$19,519	$21,092

     The components of the deferred tax assets and liabilities are as follows:

	Deferred Tax	Deferred Tax
	Assets	Liabilities
	Restated	Restated

July 31, 2002
Deferred revenue	$2,035
Depreciation		$4,170
Bad debt	621
Capitalized interest and other costs	390	323
Inventory	5,715
Warranty	1,001
Benefit plans	1,899
Lease transactions	56
Unrealized equity gain/loss	4,371	3,542
Capitalized software, net		1,040
Capital loss carryforwards	780
Comprehensive Income	211
Miscellaneous	805

	$17,884	$9,075

July 31, 2001
Deferred revenue	1,324
Depreciation		3,814
Bad debt	1,364
Capitalized interest and other costs	385	387
Inventory	2,583
Warranty	992
Benefit plans	1,934
Lease transactions	97
Unrealized equity gain/loss	4,723	2,388
Capitalized software, net		1,340
Capital loss carryforwards	780
Comprehensive income	1,049
Miscellaneous	1,231

	$16,462	$7,929

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

     A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,

	2002	2001	2000

	Restated	Restated
U.S. federal statutory tax rate	35%	35%	35%
Export sales benefit	(11)	(3)	(3)
State income taxes, net of federal tax benefit	(1)	2	2
Tax exempt interest	(29)	(7)	(7)
Amortization of nondeductible intangibles	11
General business credit	(3)	(1)	(1)
Effect of international operations	12		3
Other items, net	7	3	2

Effective tax rate	21%	29%	31%

     At July 31, 2002 the Company had capital loss carryforwards of $1,970. These carryforwards will expire in 2003 in the amount of $1,617 and 2005 in the amount of $353.

     The Company does not provide for U.S. federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be permanently indefinitely in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not predictable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

14. Quarterly results of operations (unaudited)

     The following is a summary of unaudited quarterly results of operations for the years ended July 31, 2002 and 2001:

				Basic	Diluted
	Total	Gross	Net Income	Net Income (Loss)	Net Income (Loss)
	Revenues	Margin	(Loss)	Per share	Per share

	Restated	Restated	Restated	Restated	Restated
		(A)	(A)	(A)	(A)
2002 Quarters
First	$75,604	$16,654	$(6,448)	$(0.49)	$(0.49)
Second	69,510	23,153	(403)	(0.03)	(0.03)
Third	72,112	25,306	3,287	0.25	0.25
Fourth	88,900	34,040	6,570	0.50	0.50

Total	$306,126	$99,153	$3,006	$.23	$.23

2001 Quarters
First	$80,995	$28,578	$4,552	$0.35	$0.35
Second	90,147	30,631	4,191	0.33	0.32
Third	88,243	30,415	4,269	0.33	0.33
Fourth	92,754	28,246	576	0.04	0.04

Total	$352,139	$117,870	$13,588	$1.05	$1.04

(A)	The Company recorded asset impairment losses on a pre-tax basis of $8,883 in the first quarter of fiscal 2002 related to Anatel, the Company’s telecommunications subsidiary, and certain old and unprofitable product lines within its semi-conductor test equipment business. The Company recorded asset impairment losses on a pre-tax basis of $3,200 in the fourth quarter of fiscal 2001 related to Anatel. These charges have been recorded in the cost of sales section of the Company’s Consolidated Statements of Income for fiscal years 2002 and 2001. (See Note 6 of Notes to Consolidated Financial Statements)

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

15. Supplemental disclosure of cash flow information

     Changes in operating assets and liabilities are as follows for the years ended:

	July 31,

	2002	2001	2000

	Restated	Restated
Accounts and notes receivable	$10,179	$(6,596)	$(8,851)
Accounts receivable from affiliates	(1,742)	713	1,882
Inventories	(7,504)	(407)	(11,150)
Costs related to deferred revenue	(5,823)	(4,991)
Other current assets	(983)	(2,010)	(2,399)
Other assets	138	(606)	(2,177)
Accounts payable, trade	8,772	(4,465)	6,065
Accrued liabilities	(4,276)	6,691	(2,617)
Advance payments and deferred revenue	68,481	8,437	3,831
Accrued income taxes	1,515	409	2,034

Net changes in operating assets and liabilities	$68,757	$(2,825)	$(13,382)

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

16. Net Income per share

     The Company’s reported net income and the number of shares utilized in the net income per share calculations for the fiscal years ending July 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	Restated	Restated
Net income	$3,006	$13,588	$14,066

Weighted average number of common shares outstanding — Basic	13,129,000	12,950,000	12,817,000
Effect of dilutive securities:
Stock options and restricted stock	65,000	105,000	66,000

Weighted average number of common shares outstanding — Diluted	13,194,000	13,055,000	12,883,000

Net income per common share:
Basic	$0.23	$1.05	$1.10
Diluted	0.23	1.04	1.09

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

     Stock options to purchase approximately 73,800, 90,000 and 199,000 shares of common stock were outstanding during the years ended July 31, 2002, 2001, and 2000, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years. Although these stock options were antidilutive in fiscal 2002, 2001, and 2000, they may be dilutive in future years’ calculations.

17. Segment and geographic information

     The Company operates primarily within three segments within the electronics industry: Medical Instrumentation Technology Products, Security Imaging Technology Products and Signal Processing Technology Products. Medical Instrumentation Technology Products consist primarily of electronic systems and subsystems for medical imaging equipment. Security Imaging Technology Products consist of advanced explosive detection systems. Signal Processing Technology Products consist of A/D converters and supporting modules, high-speed digital signal processors and image processing equipment. The Company’s Corporate and other represents the Company’s hotel business and net interest income. Assets of Corporate and other consist primarily of the Company’s cash equivalents, marketable securities, fixed and other assets, not specifically identifiable. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information for prior years has been restated to conform with the provision of Statement of Financial Standards No. 131, “Disclosures About Segment of an Enterprise and Related Information.”

     The table below presents information about the Company’s reportable segments:

	Years Ended July 31,

	2002	2001	2000

	Restated	Restated
Revenues:
Medical instrumentation technology products	$234,424	$264,720	$212,105
Security imaging technology products	34,680	6,412	11,045
Signal processing technology products	27,459	68,245	55,393
Corporate and other	9,563	12,762	13,038

Total	$306,126	$352,139	$291,581

Income (loss) before income taxes and minority interest:
Medical instrumentation technology products	$12,647	$18,897	$16,787
Security imaging technology products	3,623	645	2,279
Signal processing technology products(A)	(18,759)	(8,540)	(6,653)
Corporate and other	6,270	8,517	8,679

Total	$3,781	$19,519	$21,092

Identifiable assets:
Medical instrumentation technology products	$166,325	$175,659	$144,035
Security imaging technology products	31,739	1,666	7,292
Signal processing technology products	14,260	30,441	22,404
Corporate and other(B)	225,266	151,393	159,470

Total	$437,590	$359,159	$333,201

(A)	Includes asset impairment losses on a pre-tax basis of $8,883 in fiscal 2002, and $3,200 in fiscal 2001. (See Note 6 of Notes to Consolidated Financial Statements)

(B)	Includes cash equivalents and marketable securities of $174,336, $114,208, $105,751 in fiscal years 2002, 2001 and 2000, respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share data)

     Information regarding geographic areas for the years ended July 31, 2002, 2001 and 2000 are as follows:

Fiscal
Year		United States	Netherlands	Japan	Germany	Other	Total

2002	Revenues	$174,076	$40,569	$22,071	$18,623	$50,787	$306,126
(Restated)	Long-lived assets	81,454				26,393	107,847
2001	Revenues	$213,142	$45,149	$40,191	$18,125	$35,532	$352,139
(Restated)	Long-lived assets	79,132				10,269	89,401
2000	Revenues	$172,435	$22,981	$44,600	$16,318	$35,247	$291,581
	Long-lived assets	67,255				10,059	77,314

     Revenues are attributed to countries based on the location of the Company’s customers.

INDEX TO EXHIBITS

	Title	Incorporated by Reference to

3.1	Restated Articles of Organization as amended March 15, 1988	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988

3.2	By-laws, as amended January 27, 1988	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988

10.1	Lease dated March 5, 1976 from Bernard M. Gordon to Analogic	Exhibit 6(e) to the Company’s Statement on Form S-14 (File No. 2-61959)

10.2	Amendment of Lease dated May 1, 1977 between Bernard M. Gordon and Analogic	Exhibit to the Company’s Report on Form 8-K May 1, 1977

10.3	Lease dated January 16, 1976 from Bernard M. Gordon to Data Precision Corporation July 31, and related Assignment of Lease dated October 31, 1979 from Data Precision Corporation to Analogic	Exhibit to the Company’s Annual Form 10-K for the fiscal year ended 1977

10.4	(a) Lease dated October 31, 1977 from Audubon Realty, Ltd to Data Precision Corporation and related letter agreement dated January 18, 1978	Exhibit 6(d) to the Company’s Registration Statement on Form S-14 (File No. 2-61959)

	(b) Amendment of Lease dated July 19, 1979 Between Audubon Realty, Ltd. And Analogic	Exhibit I to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1982

	(c) Third Amendment of Lease dated December 31, 1982	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1982

	(d) Fourth Amendment of Lease dated December 31, 1982	Exhibit 19.1 to Quarterly Report on Form 10-Q for the three months ended January 31, 1983

10.5	(a) Lease dated March 16, 1981 from Audubon Realty Ltd. To Analogic	Exhibit II to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1981

	(b) Amendment of Lease dated October 31, 1984	Exhibit to the Company’s Annual report on Form 10-K for the fiscal year ended July 31, 1985

10.6	Land Disposition Agreement by and between City of Peabody Community Development Authority and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 1981

	Title	Incorporated by Reference to

10.7	Loan Agreement among the City of Peabody, its Community Development Authority, and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981

10.8	Amendments to Urban Development Action Grant Agreement dated August 28, 1986 and September 30, 1986	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1986

10.9	Promissory Note of Analogic payable to Peabody Community Development Authority	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981

10.10	(g) Sublease dated as of July 28, 1986 between Analogic as sublessor and Medical Electronics Laboratories, Inc. as sublessee	Exhibit to the Company’s Report on Form 8-K dated July 31, 1986

10.12	(a) Anamass Partnership Agreement dated as of July 5, 1988 between Ana/dventure Corporation and Massapea Inc.	Exhibit 10.12(a) to the Company’s Annual Report on Form 10-K for fiscal year July 31, 1988

	(b) Ground Lease Agreement dated July 5, 1988 between Analogic and Anamass Partnership	Exhibit 10.12(b) to the Company’s Report on Form 10-K for fiscal year

	(c) Equity Infusion Agreement	Exhibit 10.12(c) to the Quarterly Report on Form 10-Q for the three months ended January 31, 1991

	(d) Resolution Agreement dated July 31, 1991 and ratified on August 8, 1991	Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1991

10.15	Restated Analogic Corporation Profit Sharing Plan dated July 31, 1985 and Amendment No. 1 thereto dated August 20, 1985	Exhibit 10-9(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985

10.16	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit A to definitive Proxy Statement for the Annual Meeting of Stockholders’ held January 25, 1984

10.18	1985 Non-Qualified Stock Options Plan Dated May 13, 1985	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985 (File No. 33-6835)

10.19	(a) Employee Qualified Stock Purchase Plan dated June 10, 1986	Exhibit G to the Company’s definitive Proxy Statement dated December 9, 1985 for the Company’s Special Meeting in lieu of Annual Meeting of Stockholders held January 22, 1986 (File No. 33-5913)

	Title	Incorporated by Reference to

	(b) Said Employee Stock Purchase Plan (as amended on October 9, 1997)	Exhibit A to the Company’s definitive Proxy Statement dated December 1, 1997 for the Company’s Annual Meeting to Shareholders held January 23, 1998

10.20	Proposed 1988 Non-Qualified Stock Option Plan for Non-Employee Directors	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988 (File No. 33-273372)

10.21	Form of Indemnification Contract	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

10.22	Agreement and Plan of Merger between SKY COMPUTERS, Inc., and Analogic Corporation	Exhibit 10.22 to the Company’s Annual report on Form 10-K for the fiscal year ended July 31, 1992

10.23	(a) Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992	Exhibits to the Company’s Report on Form 8-K dated December 18, 1992

(b) Addendum dated December 11, 1992 to Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992

(c) Shareholders Agreement between B-K Medical Holding A/S and Analogic Corporation dated December 11, 1992

10.24	Key Employee Incentive Stock Option Plan dated June 11, 1983	Exhibit A to the Company’s definitive Proxy Statement dated December 1, 1993 for the Company’s Annual Meeting of Stockholder held January 21, 1994 (File No. 33-53381)

10.25	Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997	Exhibit A to the Company’s definitive Proxy Statement dated December 2, 1996 for the Company’s Annual Meeting of Stockholders held January 24, 1997

10.26	Key Employee Incentive Stock Option Plan dated June 11, 1998 as amended October 12m 2000 and November 16, 2001	Exhibit A to the Company’s definitive Proxy Statement dated December 14, 2001 for the Company’s Annual Meeting of Stockholders held January 18, 2002

10.27	Key Employee Stock Bonus Plan Statement dated December 1, 2000 for the Company’s Annual Meeting of Stockholders held January 19, 2001	Exhibit B to the Company’s definitive Proxy dated October 12, 2000

21	List of Subsidiaries	See page 57

	Title	Incorporated by Reference to

23	Consent of PricewaterhouseCoopers LLP	See page 58

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002