Form 10-Q/A
period 2002-10-31
ANALOGIC CORP
filed 2003-10-29
CIK 6284

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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED OCTOBER 31, 2002
INTRODUCTORY NOTE

          Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended October 31, 2002 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (unaudited) for the three months ended October 31, 2002 and (ii) revise related disclosures included in the Form 10-Q.

          On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, and condensed financial statements for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue by Camtronics Medical Systems, Ltd., a 100% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001 and (2) to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S, a 100% owned Danish subsidiary of the Company, for fiscal years ended July 31, 2003 and 2002. As restated, the Company’s financial results for the quarter ended October 31, 2002 reflect a reduction in revenues of $3,418,000, net income of $521,000, and diluted earnings per share of $0.04. See Note 2, “Restatement,” of the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

          This Amendment amends Part I, Items 1, 2, and 3 and Part II, Item 6 of the Quarterly Report on Form 10-Q for the period ended October 31, 2002. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2002, as filed on October 29, 2003 with the Securities and Exchange Commission and the Company’s Form 10-Q/A for the three months ended October 3, 2001 as filed with the Securities and Exchange Commission on October 29, 2003. This Amendment continues to reflect circumstances as of December 13, 2002, the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION
INDEX

		Page No.

Part I. Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2002 (Restated) and July 31, 2002 (Restated).	4
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 2002 (Restated) and 2001 (Restated).	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2002 (Restated) and 2001 (Restated).	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7-19
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19-27
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	27
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	28
Signatures		29
Exhibit Index		30
Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	October 31,	July 31,
	2002	2002

	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$123,551	$123,168
Marketable securities, at market	54,515	58,621
Accounts and notes receivable, net of allowance for doubtful accounts of $1,976 at October 31, 2002, and $1,308 at July 31, 2002	73,986	61,119
Inventories	87,385	65,128
Costs related to deferred revenue	2,778	2,171
Refundable and deferred income taxes	12,247	11,567
Other current assets	7,598	7,969

Total current assets	362,060	329,743
Property, plant and equipment, net	82,925	79,613
Investments in and advances to affiliated companies	6,786	8,619
Capitalized software, net	4,485	4,333
Costs related to deferred revenue	10,437	8,643
Other assets, net	8,362	6,639

Total assets	$475,055	$437,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$227	$226
Obligations under capital leases	270	314
Accounts payable, trade	41,841	24,731
Accrued liabilities	20,637	16,948
Deferred revenue	8,361	7,964
Advance payments and other	44,858	62,244
Accrued income taxes	15,078	3,091

Total current liabilities	131,272	115,518

Long-term liabilities:
Mortgage and other notes payable	4,012	4,069
Obligations under capital leases	306	337
Deferred revenue	15,597	12,886
Deferred income taxes	2,658	2,429

Total long-term liabilities	22,573	19,721

Commitments
Stockholders’ equity
Common stock, $.05 par value	707	706
Capital in excess of par value	39,697	39,379
Retained earnings	293,696	275,108
Accumulated other comprehensive income	(489)	(320)
Treasury stock, at cost	(8,271)	(8,313)
Unearned compensation	(4,130)	(4,209)

Total stockholders’ equity	321,210	302,351

Total liabilities and stockholders’ equity	$475,055	$437,590

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	October 31,

	2002	2001

	Restated	Restated
Net revenue:
Product	$123,228	$65,155
Engineering	6,380	7,477
Other	2,676	2,972

Total net revenue	132,284	75,604

Cost of sales:
Product	67,633	41,989
Engineering	4,896	6,623
Other	1,241	1,455
Asset impairment charges		8,883

Total cost of sales	73,770	58,950

Gross margin	58,514	16,654

Operating expenses:
Research and product development	11,377	10,162
Selling and marketing	7,934	8,329
General and administrative	8,085	7,949

	27,396	26,440

Income (loss) from operations	31,118	(9,786)

Other (income) expense:
Interest income, net	(1,219)	(1,155)
Equity in unconsolidated affiliates	986	(738)
Other, net	(343)	166

	(576)	(1,727)

Income (loss) before income taxes	31,694	(8,059)
Provision (benefit) for income taxes	12,044	(1,611)

Net income (loss)	$19,650	$(6,448)

Net income (loss) per common share:
Basic	$1.49	$(0.49)
Diluted	1.48	(0.49)
Weighted average shares outstanding:
Basic	13,173	13,093
Diluted	13,252	13,093

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	October 31,

	2002	2001

	Restated	Restated
OPERATING ACTIVITIES:
Net income (loss)	$19,650	$(6,448)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred income taxes	(429)	(1,655)
Depreciation and amortization	4,593	4,217
Allowance for doubtful accounts	685	75
Impairment of assets		8,883
Loss on sale of equipment	3	32
Equity (gain) loss in unconsolidated affiliates	986	(738)
Compensation from stock grants	279	200
Net changes in operating assets and liabilities	(20,159)	9,911

NET CASH PROVIDED BY OPERATING ACTIVITIES:	5,608	14,477

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies		(7,500)
Return of investment from affiliated company	516	1,002
Purchase of FTNI, net of cash acquired	(1,751)
Additions to property, plant and equipment	(6,892)	(7,309)
Capitalized software	(545)	(688)
Proceeds from sale of property, plant and equipment	49	4
Maturities of marketable securities	3,685	1,165

NET CASH USED BY INVESTING ACTIVITIES	(4,938)	(13,326)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(103)	(246)
Proceeds from long-term debt		3,494
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	137	28

NET CASH PROVIDED BY FINANCING ACTIVITIES	34	3,276

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(321)	163

NET INCREASE IN CASH AND CASH EQUIVALENTS	383	4,590

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,168	46,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,551	$50,603

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

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2002, included in the Company’s Form 10-K/A as filed with the SEC on October 29, 2003, and the Company’s Form 10-Q/A for the three months ended October 31, 2001, as filed with the SEC on October 29, 2003.

     The condensed financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2002, contains data derived from audited financial statements.

     Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

     The Company has restated its prior period condensed financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd, and to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S (“B-K”). As restated, the Company’s financial results for the quarter ended October 31, 2002 reflect a reduction in revenues of $3,418, net income of $521, and diluted earnings per share of $0.04, compared to the Company’s financial results previously reported for the quarter ended October 31, 2002.

     Summarized below is a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the condensed balance sheets and statements of operations in the Company’s Form 10-Q/A for the three months ended October 31, 2002.

Software Revenue

     In connection with the preparation of its financial statements for the year ended July 31, 2003, the Company concluded that its accounting for revenue at its Camtronics subsidiary did not meet required accounting standards. The Company has taken steps to ensure that Camtronics sales transactions will be properly accounted for in the future.

     Camtronics previously accounted for all of its revenues in accordance with Staff Accounting Bulletin 101, “Revenue Recognition” (“SAB 101”). The Company has determined that Camtronics’ revenue recognition policy should be in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Accordingly, certain revenues originally recorded in prior periods should have been deferred. In accordance with SAB 101, the Company had previously recognized revenue when the major components of software had been delivered, installed, and accepted by the customer. In the majority of sales transactions involved in the restatement, the customer has already installed and paid for the software it had accepted. As required by SOP 97-2, the Company will recognize the total revenue related to transactions involving software once all components are delivered, installed, and accepted by the customer.

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

     Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues which had been invoiced, and paid in the majority of cases, related to delivered components of a multiple-element arrangement for which fair value has not been determined for components not yet delivered or accepted by the customer. Costs related to deferred revenues represent costs of goods sold and services provided and sales commission expenses.

     Deferred Revenue and costs related to deferred revenue which have been classified within the Balance Sheet as long-term represent specific transactions where Camtronics has determined that it will not meet VSOE requirements for these transactions under SOP 97-2 within the next twelve calendar months.

Accounting for Foreign Exchange Transactions

     The Company also concluded that application of Financial Accounting Standard No. 52, “Foreign Currency Translation” (“FAS No. 52”), with respect to foreign exchange gains (losses) attributable to an inter-company loan from the Company to its B-K subsidiary did not meet required accounting standards. Accordingly, gains (losses), which had been previously reported in Stockholders’ Equity as accumulated comprehensive income, must be recognized as gains (losses) in determining prior period operating results.

     The Company had provided funding to B-K in December 2001, March 2002, and May 2002 for its new headquarters building via three interest bearing, U.S. dollar denominated inter-company notes. These notes at their inception totaled $12,900 and were to be repaid quarterly (principal and interest) over a 20 year period.

     B-K had determined foreign exchange gain (loss) at the end of each quarter’s for the then outstanding inter-company debt by marking this debt to the market foreign exchange rates and recording any unrealized gain or loss within Stockholders’ Equity via the accumulative other comprehensive income account. When B-K actually paid down the debt each quarter, realized gains (losses) on these inter-company debt payments were reflected in B-K’s quarterly statements of operations.

     Upon further review of the Company’s application of FAS No. 52, it was determined that foreign exchange gains (losses) must be recognized in determining each quarters operating results and not recorded within Stockholders’ Equity via the accumulative other comprehensive income account. During the quarter ended July 31, 2003, the Company converted the then outstanding inter-company debt of $12,000 to equity. The Company currently has no outstanding inter-company debt between it and its B-K subsidiary.

     The following tables show the effect of the restatement on the Company’s Statements of Operations and Balance Sheets.

Statements of Operations:

	Three Months Ended October 31, 2002

	(unaudited)
	Previously
	Reported	Restated	Change

Net revenue:
Product	$126,646	$123,228	$(3,418)	(a)
Engineering	6,380	6,380
Other	2,676	2,676

Total net revenue	135,702	132,284	(3,418)

Cost of sales:
Product	69,869	67,633	(2,236)	(b)
Engineering	4,896	4,896
Other	1,241	1,241

Total cost of sales	76,006	73,770	(2,236)

Gross margin	59,696	58,514	(1,182)

Operating expenses:
Research and product development	11,377	11,377
Selling and marketing	8,131	7,934	(197)	(c)
General and administrative	8,085	8,085

	27,593	27,396	(197)

Income from operations	32,103	31,118	(985)

Other (income) expense:
Interest income, net	(1,219)	(1,219)
Equity in unconsolidated affiliates	986	986
Other, net	(198)	(343)	(145)	(d)

	(431)	(576)	(145)

Income before income taxes	32,534	31,694	(840)
Provision for income taxes	12,363	12,044	(319)	(e)

Net income	$20,171	$19,650	$(521)

Net income per common share:
Basic	$1.53	$1.49	$(0.04)
Diluted	1.52	1.48	(0.04)	(f)
Weighted average shares outstanding:
Basic	13,173	13,173
Diluted	13,252	13,252

Statements of Operations components increased (decreased) as a result of the following:

(a	)	Net revenue: Product Adjust recognition of revenue for application of SOP 97-2	$(3,418)

(b	)	Cost of sales: Product Adjust cost of sales related to transactions for which revenue has been deferred	$(2,236)

(c	)	Selling and marketing Adjust commission expense related to transactions for which revenue has been deferred	$(197)

(d	)	Other (income) expense: Other Adjustment related to exchange gain on the B-K loan	$(145)

(e	)	Provision for income taxes Net decrease to provision due to above adjustments	$(319)

(f	)	Net income per common share: Diluted Net effect to diluted earnings per share due to above adjustments	$(0.04)

     Balance Sheets:

	October 31, 2002

	unaudited
	Previously
	Reported	Restated	Change

ASSETS
Current assets:
Cash and cash equivalents	$123,551	$123,551
Marketable securities, at market	54,515	54,515
Accounts and notes receivable, net of allowance for doubtful accounts	73,986	73,986
Inventories (Note 2)	87,385	87,385
Costs related to deferred revenue		2,778	$2,778	(a	)
Refundable and deferred income taxes	9,147	12,247	3,100	(b	)
Other current assets	7,598	7,598

Total current assets	356,182	362,060	5,878
Property, plant and equipment, net	82,925	82,925
Investments in and advances to affiliated companies (Note 12)	6,786	6,786
Capitalized software, net	4,485	4,485
Costs related to deferred revenue		10,437	10,437	(c	)
Other assets, net	8,037	8,362	325	(d	)

Total assets	$458,415	$475,055	$16,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$227	$227
Obligations under capital leases	270	270
Accounts payable, trade	41,841	41,841
Accrued liabilities (Note 2)	20,987	20,637	$(350)	(e	)
Deferred revenue		8,361	8,361	(f	)
Advance payments and other	48,778	44,858	(3,920)	(g	)
Accrued income taxes	14,350	15,078	728	(h	)

Total current liabilities	126,453	131,272	4,819

Long-term liabilities:
Mortgage and other notes payable	4,012	4,012
Obligations under capital leases	306	306
Deferred revenue	745	15,597	14,852	(i	)
Deferred income taxes	2,336	2,658	322	(j	)

Total long-term liabilities	7,399	22,573	15,174

Commitments
Stockholders’ equity:
Common stock, $.05 par value	707	707
Capital in excess of par value	39,697	39,697
Retained earnings	296,183	293,696	(2,487)	(k	)
Accumulated other comprehensive income	377	(489)	(866)	(l	)
Treasury stock, at cost	(8,271)	(8,271)
Unearned compensation	(4,130)	(4,130)

Total stockholders’ equity	324,563	321,210	(3,353)

Total liabilities and stockholders’ equity	$458,415	$475,055	$16,640

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

(a	)	Costs related to deferred revenue (short-term) Deferred costs related to deferred revenue	$2,778

(b	)	Refundable and deferred income taxes Deferred income tax related to deferred costs and revenue	$2,534
		Deferred income tax related to gains on the inter-company loan	566

		Net increase	$3,100

(c	)	Costs related to deferred revenue (long-term) Deferred costs related to deferred revenue	$10,437

(d	)	Other assets Purchase accounting adjustments related to the acquisition of the remaining 19% of Camtronics in July 2001 due to net effect from these adjustments for periods prior to such acquisition	$325

(e	)	Accrued liabilities Accrued warranty costs related to deferred revenue	$(350)

(f	)	Deferred revenue (short-term) Deferred revenue classified as short-term	$4,441
		Reclassifications not impacting net income	3,920

		Net increase	$8,361

(g	)	Advance payments and other (short-term) Reclassifications not impacting net income	$(3,920)

(h	)	Accrued income taxes Tax provision adjusted for the change to net income	$728

(i	)	Deferred revenue (long-term) Deferred revenue classified as long-term	$14,852

(j	)	Deferred income taxes Deferred income taxes related to expenses deferred to future periods	$322

(k	)	Retained earnings
		Net effect to retained earnings from above adjustments:
		Cumulative effect through July 31, 2002	$(1,966)
		Effect for the quarter ended October 31,2002	(521)

		Total	$(2,487)

(l	)	Accumulated other comprehensive income Comprehensive income related to foreign currency gains (losses)	$(866)

3. Balance sheet information:

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

	October 31,	July 31,
	2002	2002

Inventories:
Raw materials	$42,825	$34,753
Work-in-process	31,631	19,882
Finished goods	12,929	10,493

	$87,385	$65,128

Accrued liabilities: (Restated)
Accrued employee compensation and benefits	$11,055	$11,036
Accrued warranty	4,704	3,235
Dividends payable to shareholders	1,062
Other	3,816	2,677

	$20,637	$16,948

Advance payments and other:
Long-lead-time components	$31,950	$50,550
Ramp-up funds	9,602	7,943
Customer deposits	3,306	3,751

	$44,858	$62,244

4. Business combinations:

     During October 2002, Anrad Corporation, the Company’s wholly owned subsidiary located in Saint-Laurent, Quebec, purchased the remaining 52% of the outstanding common stock of FTNI, Inc. for $2,407 in cash. Anrad’s total investment at October 31, 2002, amounted to approximately $2,746 of which approximately $2,019 was determined to be intellectual property and $727 represented net assets, mainly cash. The intellectual property will be amortized over its estimated useful life of five years. The supplemental pro forma information disclosing the results of operations for the quarters ended October 31, 2002 and 2001 have not been presented as the results are immaterial.

     FTNI was founded by three Canadian companies in April 1997 to develop products for medical and industrial applications. Noranda Advanced Materials, which was one of the FTNI founders with a 48% ownership interest, was acquired by Analogic in 1999 and renamed Anrad. With the acquisition of FTNI, Anrad will have full ownership rights and access to FTNI’s basic technology and intellectual property.

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

6. Dividends:

     The Company declared dividends of $.08 per common share on October 15, 2002, payable November 12, 2002 to shareholders of record on October 29, 2002.

7. Goodwill and Other Intangible Assets:

     As of August 1, 2002, Analogic adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are viewed for impairment annually, or more frequently if impairment indicators arise.

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

     The following table reflects the unaudited net income as adjusted of Analogic, giving effect to SFAS No. 142 as if it were adopted on August 1, 2001:

	Three Months Ended
	October 31,

	2002	2001

	Restated	Restated
Net income (loss), as reported	$19,650	$(6,448)
Add back goodwill amortization expense		34

Net income (loss), as adjusted	$19,650	$(6,414)

Basic earning (loss) per common share:
As reported	$1.49	$(0.49)
As adjusted	1.49	(0.49)
Diluted earning (loss) per common share:
As reported	1.48	(0.49)
As adjusted	1.48	(0.49)

     Intangible assets, classified in other assets, consist of the following:

	October 31, 2002			July 31, 2002

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

	Restated		Restated	Restated		Restated
Software Technology	$7,343	$1,587	$5,756	$7,343	$1,236	$6,107
Intellectual Property	2,187	58	2,129	100	46	54

	$9,530	$1,645	$7,885	$7,443	$1,282	$6,161

     The remaining amortization expense of intangible assets is expected to be as follows:

2003 (9 months)	$1,402
2004	1,827
2005	1,821
2006	1,821
2007	583

     8.     Comprehensive Income (Loss):

     The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended
	October 31,

	2002	2001

	Restated	Restated
Net income (loss)	$19,650	$(6,448)
Other comprehensive income (loss) net of tax:
Unrealized gains and losses from marketable securities, net of taxes of $167 and $229, for the three months ended October 31, 2002 and 2001	(254)	350
Foreign currency translation adjustment, net of taxes of $62 and $39, for the three months ended October 31, 2002 and 2001	85	59

Total comprehensive income (loss)	$19,481	$(6,039)

9. Net income (loss) per share:

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	October 31,

	2002	2001

	Restated	Restated
Net income (loss)	$19,650	$(6,448)

Basic:
Weighted average number of common shares outstanding	13,173	13,093

Net income (loss) per share	$1.49	$(0.49)

Diluted:
Weighted average number of common shares outstanding	13,173	13,093
Dilutive effect of stock options	79

Total	13,252	13,093

Net income (loss) per share	$1.48	$(0.49)

     Options to purchase 264 and 101 shares of common stock were outstanding as of October 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of Analogic’s common stock during the three months ended October 31, 2002 and 2001.

10. Supplemental disclosure of cash flow information:

     Changes in operating assets and liabilities are as follows:

	Three Months Ended
	October 31,

	2002	2001

	Restated	Restated
Accounts and notes receivable	$(14,315)	$15,285
Accounts receivable from affiliates	808	(1,785)
Inventories	(22,106)	(2,433)
Costs related to deferred revenue	(2,401)	(149)
Other current assets	329	242
Other assets	67	(200)
Accounts payable, trade	17,066	1,222
Accrued liabilities	2,714	(3,041)
Advance payments and deferred revenue	(14,320)	198
Accrued income taxes	11,999	572

Net changes in operating assets and liabilities	$(20,159)	$9,911

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

     The table below presents information about the Company’s reportable segments:

	Three Months Ended
	October 31,

	2002	2001

	Restated	Restated
Revenues:
Imaging technology products	$125,373	$62,555
Signal processing technology products	7,653	10,275
Corporate and other	2,676	2,972

Total	$135,702	$75,802

Income (loss) before income taxes:
Imaging technology products	$30,374	$2,179
Signal processing technology products(A)	388	(12,154)
Corporate and other	1,772	2,013

Total	$32,534	$(7,962)

	October 31,	July 31,
	2002	2002

	Restated	Restated
Identifiable assets:
Imaging technology products	$229,318	$198,064
Signal processing technology products	13,383	14,260
Corporate and other(B)	232,354	225,266

Total	$475,055	$437,590

(A)	Includes asset impairment charges on a pre-tax basis of $8,883 during the quarter ended October 31, 2001.

(B)	Includes cash equivalents and marketable securities of $167,634 and $174,336 at October 31, 2002, and July 31, 2002, respectively.

12. Taxes:

     The effective tax rate for the first quarter of fiscal 2002 was 38% as compared to 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax exempt interest and the extraterritorial income exclusion as a percentage of pre-tax income.

13. Investments in and advances to affiliated companies:

     Summarized results of operations of the Company’s partially-owned equity affiliates for the quarters ended October 31, 2002 and 2001 are as follows:

	Three Months Ended
	October 31,

	2002	2001

Net revenue	$5,617	$2,994
Gross margin	2,766	1,728
Income (loss) from operations	(3,915)	242
Net income (loss)	(3,842)	239

14. Subsequent events:

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

     In December 2002 the Company received additional orders for its EXACT systems from L-3 Communications’ Security and Detection Systems division. The order from L-3 calls for the delivery of an additional 75 EXACT units for foreign and other anticipated orders. These units will be delivered at a rate of approximately eighteen to twenty systems per month during the first four months of calendar 2003.

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

Result of Operations

Critical Accounting Policies

     The U.S. Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our critical accounting policies include:

Revenue Recognition

     The Company recognizes revenue for product in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software licenses, the Company recognizes revenue in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition.” The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Revenue related to the hotel operations is recognized as services are performed.

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

Warranty Reserve

     The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates which are based on historical data and engineering estimates, where applicable, revisions to the estimated warranty liability would be required.

Results of Operations

     Three Months Fiscal 2003 (10/31/02) vs. Three Months Fiscal 2002 (10/31/01) (dollars in thousands)

     Product revenue for the three months ended October 31, 2002, was $123,228 as compared to $65,155 for the same period last year, an increase of $58,073 or 89%. The increase was primarily due to $62,739 in sales of medical and security imaging products. Of this amount $72,648 represents sales of EXACT systems and spare parts, partially offset by a decrease of $6,689 primarily due to a reduction of sales of mid-range Computed Tomography (“CT”) medical systems supplied to Philips and, to a lesser extent, a decline in sales of Direct Digital Radiography systems. In addition, sales of Signal Processing Technology Products decreased $4,666 due to lower demand for embedded multiprocessing equipment.

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

     Cost of product sales was $67,633 for the quarter ended October 31, 2002, compared to $41,989 for the same period last year. Cost of product sales as a percentage of product revenue was 55% and 64% for the three months ended October 31, 2002 and 2001, respectively. The decrease in the cost of product sales percentage over the prior year was primarily attributable to a higher mix of security imaging technology products.

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

     Research and Development expenses were $11,377 for the three months ended October 31, 2002, or 9% of total revenue, compared to $10,162 for the same period last year, or 13% of total revenue. The increase of $1,215 or 12%, was mainly due to the Company’s effort to develop a high-speed, low-cost carry-on baggage CT scanning system, Explosive Detection Systems (EDS) for a variety of applications, and advanced ultrasound systems for the urology market.

     Selling and marketing expenses were $7,934 for the three months ended October 31, 2002, or 6% of total revenue, compared to $8,329 , or 11% of total revenue for the same period last year. The decrease of $395, or 5%, was primarily due to the termination of all business activities related to Anatel, the Company’s telecommunications subsidiary.

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

     The Company recorded a loss of $986 related to equity in unconsolidated affiliates for the three months ended October 31, 2002, as compared to a gain of $738 for the same period last year. The equity loss consists primarily of $469 and $495 reflecting the Company’s share of loss in Shenzhen Anke High-Tech Co., Ltd. (SAHCO) and Cedara Software Corporation, respectively. For the three months ended October 31, 2001, the Company recorded a gain in equity of $331 and $407 reflecting the Company’s share of profit in SAHCO and Enhanced CT Technology LLC, respectively.

     Other income was $343 for the three months ended October 31, 2002, compared to a loss of $166 for the same period last year. Other income for the current quarter represents primarily currency exchange gains from the Company’s Canadian and Danish subsidiaries, versus currency exchange losses for the same period last year from the same subsidiaries.

     The effective tax rate for the three months ended October 31, 2002, was 38% versus 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax exempt interest and the extraterritorial income exclusion as a percentage of pretax income.

     Net income for the three months ended October 31, 2002, was $19,650 or $1.49 per basic share and $1.48 per diluted share as compared to a net loss of $6,448 or $0.49 per basic and diluted share for the same period last year. The increase in net income over the prior year was primarily the result of increased revenue for the medical and security imaging products. The prior year’s loss included a pre-tax asset impairment charge of $8,883 related to certain assets of the Company’s Anatel subsidiary and Test and Measurement Division.

Liquidity and Capital Resources (dollars in thousands)

     The Company’s balance sheet reflects a current ratio of 2.8 to 1 at October 31, 2002, and 2.9 to 1 at July 31, 2002. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .48 to 1 at October 31, 2002, and .45 to 1 at July 31, 2002. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months.

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

     Cash flow provided from operations was $5,608 in the first three months of fiscal 2003 compared to $14,477 during the same period of the prior year. The decrease in cash flows from operations of $8,869 during the first three months of fiscal 2003 over the prior year period resulted primarily from increases in net income of $26,098, offset by a significant use of cash related to operating assets and liabilities, representing a change from prior year of $30,070. The significant use of cash relates to increased accounts receivable and inventories, and a reduction in advance payments and deferred revenue for the three month period ended October 31, 2002, of $27,007, $19,673 and $14,518, respectively, partially offset by increases in account payable of $15,844 and accrued income taxes of $11,427. These significant changes in operating assets and liabilities for the period are primarily a result of the shipping, production and long-lead procurement activities related to the EXACT contract with L-3.

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

     The Company’s contractual obligations at October 31, 2002, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less then			After 5
	Total	1 year	1-3 years	4-5 years	years

Mortgage payable	$5,310	$352	$704	$704	$3,550
Capital leases	649	310	300	38
Operating leases (A)	9,269	2,297	4,304	795	1,874
Other commitments (B)	4,847	4,431	416

	$20,075	$7,390	$5,724	$1,537	$5,424

(A)	Includes approximately $3,500 of lease costs associated with the Haverhill facility funded by ramp-up monies received by the Company in connection with the EXACT system order.

(B)	Includes approximately $4,800 of commitments to suppliers for the production of raw materials and inventory components funded by ramp-up monies received by the Company in connection with the EXACT system order.

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

One stockholder has a substantial interest in Analogic

     As of October 31, 2002, the Bernard M. Gordon Charitable Remainder Unitrust owned approximately 29% of Analogic’s outstanding Common Stock. Bernard M. Gordon, Chairman of the Board of Directors, Executive Chairman, President and Chief Executive Officer of Analogic, and Julian Soshnick, Vice President and General

Counsel of Analogic, serve as trustees of this trust and have full power to vote or dispose of the shares held by the trust. The trust, based on its ownership interest in Analogic, has the ability to exert substantial influence over the actions of Analogic.

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

     The Company’s three largest customers in fiscal 2002, each of which is a significant and valued customer, were Philips, General Electric and L-3 Communications, which accounted for approximately 18.2% , 12.3% , and 9.5% , respectively, of product and engineering revenue for the fiscal year ended July 31, 2002. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

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