Form 10-Q/A
period 2003-01-31
ANALOGIC CORP
filed 2003-10-29
CIK 6284

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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED JANUARY 31, 2003
INTRODUCTORY NOTE

          Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended January 31, 2003 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (unaudited) for the three and six months ended January 31, 2003 and (ii) revise related disclosures included in the Form 10-Q.

          On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, condensed financial statements and for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue by Camtronics Medical Systems, Ltd., a 100% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001 and (2) to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S, a 100% owned Danish subsidiary of the Company, for fiscal years ended July 31, 2003 and 2002. As restated, the Company’s financial results for the three months ended January 31, 2003 reflect a reduction in revenues of $3,422,000, an increase in net income of $58,000, and no effect on diluted earnings per share of $0.00, and for the six months ended January 31, 2003 reflects a reduction of revenues of $ 6,840,000, net income of $463,000 and diluted earnings per share of $0.04. See Note 2, “Restatement,” of the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

          This Amendment amends Part I, Items 1, 2, and 3 and Part II, Item 6 of the Quarterly Report on Form 10-Q for the period ended October 31, 2002. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2002, as filed on October 29, 2003 with the Securities and Exchange Commission and the Company’s Form 10-Q/A for the six months ended January 31, 2002 as filed with the Securities and Exchange Commission on October 29, 2003. This Amendment continues to reflect circumstance as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

INDEX

		Page No.

Part I. Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2003 (Restated) and July 31, 2002 (Restated)	4
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2003 (Restated) and 2002 (Restated)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2003 (Restated) and 2002 (Restated)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Part II. Other Information
Item 6.	Exhibits and Reports on 8-K	36
Signatures		37
Exhibit Index		38
Certifications

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands)

	January 31,	July 31,
	2003	2002

	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$135,130	$123,168
Marketable securities, at market	48,217	58,621
Accounts and notes receivable, net of allowance for doubtful accounts of $2,354 at January 31, 2003 and $1,308 at July 31, 2002	60,208	61,119
Inventory	65,916	65,128
Costs related to deferred revenue	3,945	2,171
Refundable and deferred income taxes	12,044	11,567
Other current assets	8,781	7,969

Total current assets	334,241	329,743
Property, plant and equipment, net	84,095	79,613
Investments in and advances to affiliated companies	6,051	8,619
Capitalized software, net	4,737	4,333
Goodwill	6,090	258
Intangible assets, net	14,221	6,161
Costs related to deferred revenue	11,732	8,643
Other assets	218	220

Total assets	$461,385	$437,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,384	$226
Obligations under capital leases	270	314
Accounts payable, trade	18,015	24,731
Accrued liabilities	22,524	16,948
Deferred revenue	9,612	7,964
Advance payments and other	18,922	62,244
Accrued income taxes	16,546	3,091

Total current liabilities	87,273	115,518

Long-term liabilities:
Mortgage and other notes payable	3,954	4,069
Obligations under capital leases	275	337
Deferred revenue	17,953	12,886
Deferred income taxes	6,797	2,429

Total long-term liabilities	28,979	19,721

Commitments
Stockholders’ equity:
Common stock, $.05 par value	707	706
Capital in excess of par value	41,352	39,379
Retained earnings	313,946	275,108
Accumulated other comprehensive income	572	(320)
Treasury stock, at cost	(7,612)	(8,313)
Unearned compensation	(3,832)	(4,209)

Total stockholders’ equity	345,133	302,351

Total liabilities and stockholders’ equity	$461,385	$437,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

	Restated	Restated	Restated	Restated
Net revenue:
Product	$149,980	$63,297	$273,208	$128,452
Engineering	5,475	4,261	11,855	11,738
Other	1,690	1,952	4,366	4,924

Total net revenue	157,145	69,510	289,429	145,114

Cost of sales:
Product	88,051	39,860	155,684	81,849
Engineering	3,507	5,231	8,403	11,854
Other	1,125	1,266	2,366	2,721
Asset impairment charges				8,883

Total cost of sales	92,683	46,357	166,453	105,307

Gross margin	64,462	23,153	122,976	39,807

Operating expenses:
Research and product development	14,571	10,382	25,948	20,544
Selling and marketing	8,456	7,830	16,390	16,159
General and administrative	8,847	6,827	16,932	14,776

	31,874	25,039	59,270	51,479

Income (loss) from operations	32,588	(1,886)	63,706	(11,672)

Other (income) expense:
Interest income	(1,221)	(1,031)	(2,509)	(2,270)
Interest expense	82	153	151	237
Equity in unconsolidated affiliates	603	(631)	1,589	(1,369)
Other, net	(1,301)	128	(1,644)	294

	(1,837)	(1,381)	(2,413)	(3,108)

Income (loss) before income taxes	34,425	(505)	66,119	(8,564)
Provision (benefit) for income taxes	13,111	(102)	25,155	(1,713)

Net income (loss)	$21,314	$(403)	$40,964	$(6,851)

Net income (loss) per common share:
Basic	$1.61	$(0.03)	$3.10	$(0.52)
Diluted	1.59	(0.03)	3.07	(0.52)
Weighted average shares outstanding:
Basic	13,215	13,071	13,194	13,073
Diluted	13,412	13,115	13,332	13,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended
	January 31,

	2003	2002

	Restated	Restated
OPERATING ACTIVITIES:
Net income (loss)	$40,964	$(6,851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,639	(2,889)
Depreciation and amortization	9,836	8,197
Allowance for doubtful accounts	988	178
Impairment of assets		8,883
Loss on sale of equipment	8	52
Equity (gain) loss in unconsolidated affiliates	1,589	(1,369)
Compensation from stock grants	577	478
Net changes in operating assets and liabilities	(30,748)	6,468

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,853	13,147

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies		(7,500)
Return of investment from affiliated company	516	1,502
Acquisition of businesses, net of cash acquired	(13,000)
Additions to property, plant and equipment	(9,191)	(13,387)
Capitalized software	(1,071)	(1,334)
Proceeds from sale of property, plant and equipment	94	39
Maturities of marketable securities	10,225	7,475

NET CASH USED FOR INVESTING ACTIVITIES	(12,427)	(13,205)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(234)	(945)
Issuance of stock pursuant to stock options and employee stock purchase plan	2,451	374
Dividends paid to shareholders	(2,126)	(1,851)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	91	(2,422)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,555)	562

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,962	(1,918)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,168	46,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,130	$44,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share data)

1.	Basis of presentation:

     The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three and six months ended January 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2003, or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2002, included in the Company’s Form 10-K/A as filed with the SEC on October 29, 2003, and the Company’s Form 10-Q/A for the six months ended January 31, 2002 as filed with the SEC on October 29, 2003.

     The condensed financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2002, contains data derived from audited financial statements.

     Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2.	Restatement:

     The Company has restated it prior period condensed financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd, and to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S. As restated, the Company’s financial results for the three months ended January 31, 2003 reflect a reduction in revenues of $3,422, an increase in net income of $58 and no effect on diluted earnings per share, and for the six months ended January 31, 2003 reflects a reduction of revenues of $ 6,840, net income of $463 and diluted earnings per share of $0.04 compared to the Company’s financial results previously reported for the quarter ended January 31, 2003.

     Summarized below is a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the condensed balance sheets and statements of operations in the Company’s Form 10-Q/A for the three and six months ended January 31, 2003.

Software Revenue

     In connection the preparation of its Financial Statements for the year ended July 31, 2003 fiscal year-end audit, the Company concluded that its accounting for revenue at its Camtronics subsidiary did not meet required accounting standards. The Company has taken steps to ensure that Camtronics sales transactions will be properly accounted for in the future.

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

Accounting for Foreign Exchange Transactions

     The Company also concluded that the application of Financial Accounting Standard No. 52, “Foreign Currency Translation” (“FAS No. 52”), with respect to foreign exchange gains (losses) attributable to an inter-company loan from the Company to its B-K subsidiary did not meet required accounting standard. Accordingly gains (losses), which had been previously reported in Stockholders’ Equity as accumulated comprehensive income, must be recognized as gains (losses) in determining prior period operating results.

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

Statements of Operations:

	Three Months Ended January 31, 2003

		(unaudited)
	Previously
	Reported	Restated	Change

Net revenue:
Product	$153,402	$149,980	$(3,422	)(a)
Engineering	5,475	5,475
Other	1,690	1,690

Total net revenue	160,567	157,145	(3,422)

Cost of sales:
Product	90,392	88,051	(2,341	)(b)
Engineering	3,507	3,507
Other	1,125	1,125

Total cost of sales	95,024	92,683	(2,341)

Gross margin	65,543	64,462	(1,081)

Operating expenses:
Research and product development	14,571	14,571
Selling and marketing	8,661	8,456	(205	)(c)
General and administrative	8,847	8,847

	32,079	31,874	(205)

Income from operations	33,464	32,588	(876)

Other (income) expense:
Interest income	(1,221)	(1,221)
Interest expense	82	82
Equity in unconsolidated affiliates	603	603
Other, net	(283)	(1,301)	(1,018	)(d)

	(819)	(1,837)	(1,018)

Income before income taxes	34,283	34,425	142
Provision for income taxes	13,027	13,111	84	(e)

Net income	$21,256	$21,314	$58

Net income per common share:
Basic	$1.61	$1.61
Diluted	1.59	1.59
Weighted average shares outstanding:
Basic	13,215	13,215
Diluted	13,412	13,412

     Statements of Operations components increased (decreased) as a result of the following:

(a	)	Net revenue: Product
		Adjust recognition of revenue for application of SOP 97-2	$(3,422)

(b	)	Cost of sales: Product
		Adjust cost of sales related to transactions for which revenue has been deferred	$(2,341)

(c	)	Selling and marketing
		Adjust commission expense related to transactions for which revenue has been deferred	$(205)

(d	)	Other (income) expense: Other, net
		Adjustment related to exchange gain on the B-K loan	$(1,018)

(e	)	Provision for income taxes
		Net increase to provision due to above adjustments	$84

Statements of Operations:

	Six Months Ended January 31, 2003

	(unaudited)
	Previously
	Reported	Restated	Change

Net revenue:
Product	$280,048	$273,208	$(6,840	)(a)
Engineering	11,855	11,855
Other	4,366	4,366

Total net revenue	296,269	289,429	(6,840)

Cost of sales:
Product	160,261	155,684	(4,577	)(b)
Engineering	8,403	8,403
Other	2,366	2,366

Total cost of sales	171,030	166,453	(4,577)

Gross margin	125,239	122,976	(2,263)

Operating expenses:
Research and product development	25,948	25,948
Selling and marketing	16,792	16,390	(402	)(c)
General and administrative	16,932	16,932

	59,672	59,270	(402)

Income from operations	65,567	63,706	(1,861)

Other (income) expense:
Interest income	(2,509)	(2,509)
Interest expense	151	151
Equity in unconsolidated affiliates	1,589	1,589
Other, net	(481)	(1,644)	(1,163	)(d)

	(1,250)	(2,413)	(1,163)

Income before income taxes	66,817	66,119	(698)
Provision for income taxes	25,390	25,155	(235	)(e)

Net income	$41,427	$40,964	$(463)

Net income per common share:
Basic	$3.14	$3.10	$(0.04)
Diluted	3.11	3.07	(0.04	)(f)
Weighted average shares outstanding:
Basic	13,194	13,194
Diluted	13,332	13,332

Statements of Operations components increased (decreased) as a result of the following:

(a	)	Net revenue: Product
		Adjust recognition of revenue for application of SOP 97-2	$(6,840)

(b	)	Cost of sales: Product
		Adjust cost of sales related to transactions for which revenue has been deferred	$(4,577)

(c	)	Selling and marketing
		Adjust commission expense related to transactions for which revenue has been deferred	$(402)

(d	)	Other (income) expense: Other, net
		Adjustment related to exchange gain on the B-K loan	$(1,163)

(e	)	Provision (Benefit) for income taxes
		Net decrease to provision due to above adjustments	$(235)

(f	)	Net income per common share: Diluted
		Net effect to diluted earnings per share due to above adjustments	$(0.04)

Balance Sheets:

		January 31, 2003

		(unaudited)

	Previously
	Reported	Restated	Change

ASSETS
Current assets:
Cash and cash equivalents	$135,130	$135,130
Marketable securities, at market	48,217	48,217
Accounts and notes receivable, net of allowance for doubtful accounts	60,208	60,208
Inventories	65,916	65,916
Costs related to deferred revenue		3,945	$3,945	(a	)
Refundable and deferred income taxes	8,174	12,044	3,870	(b	)
Other current assets	8,781	8,781

Total current assets	326,426	334,241	7,815
Property, plant and equipment, net	84,095	84,095
Investments in and advances to affiliated companies	6,051	6,051
Capitalized software, net	4,737	4,737
Goodwill	6,090	6,090
Intangible assets, net	13,896	14,221	325	(c	)
Costs related to deferred revenue		11,732	11,732	(d	)
Other assets	218	218

Total assets	$441,513	$461,385	$19,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,384	$1,384
Obligations under capital leases	270	270
Accounts payable, trade	18,015	18,015
Accrued liabilities	22,958	22,524	(434)	(e	)
Deferred revenue	4,256	9,612	5,356	(f	)
Advance payments and other	18,922	18,922
Accrued income taxes	15,753	16,546	793	(g	)

Total current liabilities	81,558	87,273	5,715

Long-term liabilities:
Mortgage and other notes payable	3,954	3,954
Obligations under capital leases	275	275
Deferred revenue	595	17,953	17,358	(h	)
Deferred income taxes	6,088	6,797	709	(i	)

Total long-term liabilities	10,912	28,979	18,067

Commitments
Stockholders’ equity:
Common stock, $.05 par value	707	707
Capital in excess of par value	41,352	41,352
Retained earnings	316,375	313,946	(2,429)	(j	)
Accumulated other comprehensive income	2,053	572	(1,481)	(k	)
Treasury stock, at cost	(7,612)	(7,612)
Unearned compensation	(3,832)	(3,832)

Total stockholders’ equity	349,043	345,133	(3,910)

Total liabilities and stockholders’ equity	$441,513	$461,385	$19,872

     The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of current period restatement for foreign currency exchange gains and losses and current period deferrals of revenue and related costs; and (2) the cumulative effect at the beginning of the quarter for the restatement of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Costs related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$3,945

(b)	Refundable and deferred income taxes
	Deferred income tax related to deferred costs and revenue	$2,901
	Deferred income tax related to gain on the inter-company loan	$969

	Net increase	$3,870

(c)	Intangible assets, net
	Purchase accounting adjustments related to the acquisition of the remaining 19% of Camtronics in July 2001 due to net effect from these adjustments for periods prior to such acquisition	$325

(d)	Costs related to deferred revenue (long-term)
	Deferred costs related to deferred revenue	$11,732

(e)	Accrued liabilities
	Accrued warranty costs related to deferred revenue	$(434)

(f)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$5,356

(g)	Accrued income taxes
	Tax provision adjusted for the change to net income	$793

(h)	Deferred revenue (long-term)
	Deferred revenue classified as long-term	$17,358

(i)	Deferred income tax
	Deferred income taxes related to revenue and costs deferred to future periods	$709

(j)	Retained earnings
	Net effect to retained earnings from above adjustments:
	Cumulative effect through 7/31/02	$(1,966)
	Effect for the six months ended 1/31/03	$(463)

	Total	$(2,429)

(k)	Accumulated other comprehensive income
	Comprehensive income related to foreign currency gains (losses)	$(1,481)

3. Balance sheet information:

     Additional information for certain balance sheet accounts is as follows for the dates indicated:

	January 31,	July 31,
	2003	2002

Inventory:
Raw materials	$37,236	$34,753
Work-in-process	15,735	19,882
Finished goods	12,945	10,493

	$65,916	$65,128

Accrued liabilities (restated):
Accrued employee compensation and benefits	$12,025	$11,036
Accrued warranty	6,927	3,235
Other	3,572	2,677

	$22,524	$16,948

Advance payments and other:
Long-lead-time components	$8,850	$50,550
Ramp-up funds	7,210	7,943
Customer deposits	2,862	3,751

	$18,922	$62,244

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

     On November 6, 2002, the Company’s newly formed subsidiary, Sound Technology, Inc. (“STI”), acquired certain assets and liabilities of the Sound Technology business unit, located in State College, PA, from Acuson Corporation, a wholly owned subsidiary of Siemens Corporation, for approximately $10,100 in cash. STI produces linear and tightly curved array ultrasound transducers and probes for a broad range of clinical applications that are supplied to medical equipment companies worldwide. The Company’s acquisition cost of $10,100 was subsequently reduced by approximately $200 reflecting estimated post-closing purchase price adjustments. As a result, the net investment of $9,900 consists of approximately $2,800 of tangible net assets acquired and approximately $7,100 of intellectual property and other intangible assets. The intellectual property and other intangible assets will be amortized over their estimated useful life of five years. The supplemental pro-forma information disclosing the results of operations has not been presented due to their immateriality.

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

5. Investments in and advances to affiliated companies:

     Summarized results of operations of the Company’s partially owned equity affiliates are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

Net revenue	$9,584	$11,546	$15,201	$14,673
Gross margin	4,932	8,956	7,698	10,817
Income (loss) from operations before extraordinary items and discontinued operations	(1,671)	(108)	(5,586)	267
Net income (loss)	$(1,725)	$1,408	$(5,567)	$1,780

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

     The following table reflects the unaudited net income, as adjusted, of the Company, giving effect to SFAS No. 142 as if it were adopted on August 1, 2001:

	Three Months		Six Months
	Ended		Ended
	January 31,		January 31,

	2003	2002	2003	2002

	Restated	Restated	Restated	Restated
Net income (loss), as reported	$21,314	$(403)	$40,964	$(6,851)
Add goodwill amortization expense		34		68

Net income (loss), as adjusted	$21,314	$(369)	$40,964	$(6,783)

Basic earning (loss) per common share:
As reported	$1.61	$(0.03)	$3.10	$(0.52)
As adjusted	$1.61	(0.03)	$3.10	$(0.52)
Diluted earning (loss) per common share:
As reported	$1.59	(0.03)	$3.07	$(0.52)
As adjusted	$1.59	(0.03)	$3.07	$(0.52)

     Intangible assets at January 31, 2003 and July 2002, which will continue to be amortized, consisted of the following:

	January 31, 2003			July 31, 2002

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

	Restated		Restated	Restated		Restated
Amortizable Intangible Assets:
Software Technology	$7,018	$1,938	$5,080	$7,018	$1,236	$5,782
Intellectual Property	9,346	530	8,816	100	46	54

	$16,364	$2,468	$13,896	$7,118	$1,282	$5,836

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

2003 (Remaining 6 months)	$1,644
2004	3,246
2005	3,240
2006	3,240
2007	2,005
2008	521

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

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

	Restated	Restated	Restated	Restated
Net income (loss)	$21,314	$(403)	$40,964	$(6,851)

Basic:
Weighted average number of common shares outstanding	13,215	13,071	13,194	13,073

Net income (loss) per share	$1.61	$0.03	$3.10	$(0.52)

Diluted:
Weighted average number of common shares outstanding	13,215	13,071	13,194	13,073
Dilutive effect of stock options	197	45	138

Total	13,412	13,116	13,332	13,073

Net income (loss) per share	$1.59	$(0.03)	$3.07	$(0.52)

     Options to purchase 7 and 367 shares of common stock with exercise prices greater than the average market price of the Company’s common stock during the three months ended January 31, 2003 and 2002 were outstanding as of January 31, 2003 and 2002, respectively, and were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

     Options to purchase 830 and 802 shares of common stock with exercise prices greater than the average market price of the Company’s common stock during the six months ended January 31, 2003 and 2002, were outstanding as of January 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive. In addition, 147 shares of unvested restricted common stock were excluded from the computation of diluted earnings per share for the six months ended January 31, 2002, because their inclusion would have been antidilutive.

8. Dividends:

     The Company declared dividends of $.08 per common share on December 11, 2002, payable January 7, 2003 to shareholders of record on December 24, 2002; and $.08 per common share on October 15, 2002 payable November 12, 2002 to shareholders of record on October 29, 2002.

9. Comprehensive income (loss):

     The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months		Six Months
	Ended		Ended
	January 31,		January 31,

	2003	2002	2003	2002

	Restated	Restated	Restated	Restated
Net income (loss)	$21,314	$(403)	$40,964	$(6,851)
Other comprehensive income (loss), net of taxes:
Unrealized gains and losses from marketable securities, net of taxes of $96 and ($62), for the three months ended January 31, 2003 and 2002, and ($71) and $167 for the six months ended January 31, 2003, and 2002	146	(94)	(108)	256
Foreign currency translation adjustment, net of taxes of $517 and ($208), for the three months ended January 31, 2003 and 2002, and $579 and ($169) for the six months ended January 31, 2003 and 2002	789	(318)	1,000	(259)

Total comprehensive income (loss)	$22,249	$(815)	$41,856	$(6,854)

10. Supplemental disclosure of cash flow information:

     Changes in operating assets and liabilities, net of the impact due to acquisitions, are as follows:

	Six Months Ended
	January 31,

	2003	2002

	Restated	Restated
Accounts and notes receivable	$2,878	$10,274
Accounts receivable from affiliates	601
Inventories	2,462	(3,394)
Costs related to deferred revenue	(4,863)	(2,292)
Other current assets	(632)	152
Other assets	(3,198)	291
Accounts payable, trade	(7,693)	1,307
Accrued liabilities	3,951	(2,868)
Advance payments and deferred revenue	(37,655)	3,298
Accrued income taxes	13,404	(300)

Net changes in operating assets and liabilities	$(30,745)	$6,468

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

	Restated	Restated	Restated	Restated
Revenues:
Imaging technology products	$150,937	$60,089	$272,892	$122,524
Signal processing technology products	4,518	7,469	12,171	17,666
Corporate and other	1,690	1,952	4,366	4,924

Total	$157,145	$69,510	$289,429	$145,114

Income (loss) before income taxes:
Imaging technology products	$35,389	$765	$64,923	$2,847
Signal processing technology products(A)	(2,359)	(2,315)	(1,971)	(14,469)
Corporate and other	1,395	1,045	3,167	3,058

Total	$34,425	$(505)	$66,119	$(8,564)

	January 31,	July 31,
	2003	2002

	Restated	Restated
Identifiable assets:
Imaging technology products	$234,866	$198,064
Signal processing technology products	11,265	14,260
Corporate and other(B)	215,254	225,266

Total	$461,385	$437,590

(A)  Includes asset impairment charges on a pre-tax basis of $8,883 during the six months ended January 31, 2002.

(B)  Includes cash equivalents and marketable securities of $171,978 and $174,336 at January 31, 2003, and July 31, 2002, respectively.

13. Guarantor arrangements:

     In November 2002, the Financial Accounting Standard Board (“FASB”) issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”). Fin 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. Fin 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of agreements that the Company determined are within the scope of FIN 45.

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

     The Company’s standard original equipment manufacturing and supply agreements entered in the Company’s ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2003.

     In fiscal 2002, the Company acquired a 19% interest in Cedara Software Corporation (“Cedara”) of Mississauga, Ontario, Canada. As part of the Company’s investment agreement, the Company has guaranteed certain debt owed by Cedara to its bank lender through the provision of a credit facility with the Company’s principal bank for approximately $6,300. During December 2002, the Company agreed to further guarantee an increase in the credit facility from approximately $6,300 to $9,800 based upon Cedara’s funding requirements. To date, no claims have been asserted against the Company in connection with the guarantee of Cedara’s debt. Accordingly, the Company has no liabilities recorded in connection with the Cedara guarantee as of January 31, 2003.

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

     The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months	Six Months
	Ended	Ended
	January 31,	January 31,
	2003	2003

	Restated	Restated
Balance at the beginning of the period	$4,704	$3,235
Accruals for warranties issued during the period	3,643	6,396
Accruals related to pre-existing warranties (including changes in estimates)		(87)
Settlements made in cash or in kind during the period	(1,420)	(2,617)

Balance at the end of the period	$6,927	$6,927

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

15. Recent accounting pronouncements:

     In December 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). SAFS 148 provides for alternative methods of voluntary transition to the fair value based method of accounting for stock-based employee compensation, and it requires more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 is effective for interim periods beginning after December 15, 2002, and for annual periods ending after December 15, 2002. As provided for in FAS No. 123, the Company has elected to apply Accounting Principals Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for the Company’s stock based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. We intend to continue to apply the provisions of APB No. 25. The Company plans to make the required disclosures in the quarter ending April 30, 2003.

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

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of assessing what effect, if any, the adoption of FIN 46 will have on its financial position or results of operations.

16. Subsequent events:

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

Results of Operations

   Six Months Fiscal 2003 (01/31/03) vs. Six Months Fiscal 2002 (01/31/02) (dollars in thousands)

     Product revenue for the six months ended January 31, 2003 was $273,208 as compared to $128,452 for the same period last year, an increase of 113%. The increase of $144,756 was primarily due to an increase of $152,983 in sales of Medical and Security Imaging Products, offset by a reduction in sales of Signal Processing Technology Products in the amount of $8,227 due primarily to lower demand for embedded multiprocessing equipment. Of the increased sales amount, $160,815 represents sales of EXACT systems and spare parts, $5,074 represents sales by Sound Technology Inc. (“STI”), and $9,364 represents sales due to increased demand for the Company’s Data Acquisitions Systems. These revenues were partially offset by a decrease of $18,728 primarily due to a reduction in sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly quarter to quarter.

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

     Cost of product sales was $155,684 and $81,849 for the six months ended January 31, 2003 and 2002, respectively. Cost of product sales, as a percentage of product revenue was 57% for the six months ended January 31, 2003 compared to 64% for the same period last year. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the increased sales of security imaging technology products, which have lower cost of sales than most of the Company’s other products.

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

     Selling and marketing expenses were $16,390 for the six months ended January 31, 2003, or 6% of the total revenue, as compared to $16,159 or 11% of total revenue for the same period last year. The increase of $231 is primarily associated with additional selling and marketing efforts by the Company’s subsidiaries, Camtronics Medical Systems, Ltd. and B-K Medical Systems A/S.

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

     The Company recorded a loss of $1,589 related to equity in unconsolidated affiliates for the six months ended January 31, 2003 as compared to a gain of $1,369 for the same period last year. The equity loss consists primarily of $790 and $932 reflecting the Company’s share of losses in Shenzhen Anke High-Tech Co., Ltd. (“SAHCO”) and Cedara Software Corp., respectively, for the six months ended January 31, 2003, compared with gains from these companies of $333 and $227, respectively, for the same period last year. For the six months ended January 31, 2003 and 2002, the Company also recorded a gain in equity of $160 and $825, respectively, reflecting the Company’s share of profit in Enhanced CT Technology LLC.

     Other income was $(1644) for the six months ended January 31, 2003 compared to a loss of $294 for the same period last year. Other income for the first six months of fiscal 2003 represents primarily currency exchange gains from the Company’s Canadian and Danish subsidiary, versus currency exchange losses for the same period last year for the Company’s Canadian and Danish subsidiaries.

     The effective tax rate for the six months ended January 31, 2003 was 38% versus 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax-exempt interest and extraterritorial income exclusion as percentage of pretax income.

     Net income for the six months ended January 31, 2003 was $40,964 or $3.10 per basic share and $3.07 per diluted share as compared to a net loss of $6,851 or $ 0.52 per basic and diluted share for the same period last year. The increase in net income over the prior year was primarily the result of increased revenue and profit derived from the sale of EXACT systems. The prior year’s loss included a pre-tax asset impairment charge of $8,883 related to certain assets of the Company’s Anatel subsidiary and its Test and Measurement division.

Results of Operations

   Second Quarter Fiscal 2003 (01/31/03) vs. Second Quarter Fiscal 2002 (01/31/02) (dollars in thousands)

     Product revenue for the three months ended January 31, 2003 was $149,980 as compared to $63,297 for the same period last year, an increase of $86,683 or 137%. The increase was primarily due to $90,322 in sales of Medical and Security Imaging Products offset by a decrease of $3,639 of sales of Signal Processing Technology Products due to lower demand for embedded multiprocessing equipment. Of the increased sales amount $87,961 represents sales of EXACT systems and spare parts, and $5,074 represents sales by STI. These increases were partially offset by a decrease of $8,073 primarily due to a reduction of sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips and, to a lesser extent, a decline in sales of Direct Digital Radiography systems. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

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

     Cost of product sales was $88,051 for the quarter ended January 31, 2003, compared to $39,860 for the same period last year. Cost of product sales as a percentage of product revenue was 59% and 63% for the three months ended January 31, 2003 and 2002, respectively. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the sale of security imaging technology products, which have lower cost of sales than most of the Company’s other products.

     Cost of engineering sales was $3,507 for the three months ended January 31, 2003, compared to $5,231 for the same period last year. The total cost of engineering sales as a percentage of engineering revenue decreased to 64% for the three months ended January 31, 2003, from 123% for the same period last year. The decrease in cost as a percentage of engineering revenue for the three months ended January 31, 2003 was primarily attributable to improved cost management related to customer funded projects. In the previous year’s quarter, the Company had several projects, which incurred cost overruns that were not reimbursable from its customers, resulting in costs exceeding revenues for the period.

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

     Selling and marketing expenses were $8,456 for the three months ended January 31, 2003, or 5% of total revenue, compared to $7,830 or 11% of total revenue for the same period last year. The increase of $626 was primarily associated with additional selling and marketing efforts by the Company’s subsidiaries, Camtronics Medical Systems, Ltd. and B-K Medical Systems S/A.

     General and administrative expenses were $8,847, or 6% of total revenue, for the three months ended January 31, 2003, as compared to $6,827 or 10% of total revenue, for the same period last year. The increase of $2,020 was primarily attributable to increased salaries, bonuses paid and accrued, provisions made for the 401(k)/profit-sharing plan of approximately $900, approximately $500 in amortization related to acquired intangible assets, and approximately $300 related to incremental costs due to the acquisition of Sound Technology Inc.

     Interest income was $1,221 for the three months ended January 31, 2003, compared to $1,031 for the same period last year. The increase of $190 was due to higher invested cash balances partially offset by lower effective interest rates.

     The Company recorded a loss of $603 related to equity in unconsolidated affiliates for the three months ended January 31, 2003, as compared to a gain of $631 for the same period last year. The equity loss consists primarily of $321 and $437 reflecting the Company’s share of losses in SAHCO and Cedara Software Corporation, respectively, partially offset by a gain in equity of $160 for the Company’s share of profit in Enhanced CT Technologies LLC. For the three months ended January 31, 2002, the Company recorded a gain in equity of $227 and $418 reflecting the Company’s share of profit in Cedara Software Corporation and Enhanced CT Technology LLC, respectively.

     Other income was $1,301 for the three months ended January 31, 2003, compared to a loss of $128 for the same period last year. Other income for the current quarter primarily represents currency exchange gains from the Company’s Canadian and Danish subsidiary, versus currency exchange loss for the same period last year from the Company’s Canadian and Danish subsidiaries.

     The effective tax rate for the three months ended January 31, 2003 was 38% versus 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax-exempt interest and the extraterritorial income exclusion as a percentage of pretax income.

     Net income for the three months ended January 31, 2003, was $21,314 or $1.61 per basic share and $1.59 per diluted share as compared to a net income of $(403) or $0.03 per basic and diluted share for the same period last year. The increase in net income over the prior year was primarily the result of increased revenue and profit derived from the sales of EXACT systems.

Liquidity and Capital Resources (dollars in thousands)

     The Company’s balance sheet reflects a current ratio of 4.0 to 1 at January 31, 2003, and 2.9 to 1 at July 31, 2002. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .34 to 1 at January 31, 2003, and .45 to 1st July 31, 2002. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months.

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

     Cash flow provided from operations was $25,853 for the first six months of fiscal 2003 compared to $13,147 during the same period of the prior year. The increase in cash flows from operations of $12,706 during the first six months of fiscal 2003 over the prior year period resulted primarily from increases in net income of $47,815 offset by a significant reduction in advance payments and deferred revenue of $40,953 primarily related to the EXACT contract with L-3.

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

     The Company’s contractual obligations at January 31, 2003, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less			More
		than			than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Mortgage and notes payable	$6,402	$1,531	$704	$704	$3,463
Capital leases	625	312	294	19
Operating leases (A)	10,610	2,475	4,722	1,128	2,285
Other commitments (B)	2,950	2,534	416

	$20,587	$6,852	$6,136	$1,851	$5,748

(A)	Includes approximately $3.1 million of lease costs associated with the Haverhill facility funded by ramp-up monies received by the Company in connection with the EXACT system order.

(B)	Includes approximately $3.0 million of commitments to suppliers for the production of raw materials and inventory components funded by ramp-up monies received by the Company in connection with the EXACT system order.

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

     As of January 31, 2003, the Bernard M. Gordon Charitable Remainder Unitrust owned approximately 27% of Analogic’s outstanding Common Stock. Bernard M. Gordon, Chairman of the Board of Directors, Executive Chairman, President and Chief Executive Officer of Analogic, and Julian Soshnick, Vice President and General Counsel of Analogic, serve as trustees of this trust and have full power to vote or dispose of the shares held by the trust. The trust, based on its ownership interest in Analogic, has the ability to exert substantial influence over the actions of Analogic.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	During the quarter ended January 31, 2003, the Company did not file any reports on Form 8-K.

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