Form 10-Q/A
period 2003-04-30
ANALOGIC CORP
filed 2003-10-29
CIK 6284

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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED APRIL 30, 2003

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended April 30, 2003 is being filed (i) to restate the Company’s Condensed Consolidated Financial Statements (unaudited) for the three and nine months ended April 30, 2003 and (ii) revise related disclosures included in the Form 10-Q.

On October 15, 2003, the Company reported that it would restate its financial statements for the fiscal years ended July 31, 2002 and July 31, 2001, and condensed financial statements for the quarters within the fiscal years ended July 31, 2003, 2002 and 2001, and would file amended annual reports on Form 10-K/A and amended quarterly reports on Form 10-Q/A. The purpose of this restatement is to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue by Camtronics Medical Systems, Ltd., a 100% owned U.S. subsidiary of the Company, for fiscal years ended July 31, 2003, 2002 and 2001 and (2) to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S, a 100% owned Danish subsidiary of the Company, for fiscal years ended July 31, 2003 and 2002. As restated, the Company’s financial results for the three months ended April 30, 2003 reflect a reduction in revenues of $266,000, an increase in net income of $418,000, and an increase on diluted earnings per share of $0.03, and for the nine months ended April 30, 2003 reflects a reduction of revenues of $7,106,000, net income of $45,000 and diluted earnings per share of $0.01. See Note 2, “Restatement,” of the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

This Amendment amends Part I, Items 1, 2, and 3, and Part II, Item 6 of the Quarterly Report on Form 10-Q for the period ended April 30, 2003. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2002, as filed October 29, 2003 with the Securities and Exchange Commission and the Company’s Form 10-Q/A for the nine months ended April 30, 2002 as filed with the Securities and Exchange Commission on October 29, 2003. This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	April 30, 2003	July 31, 2002
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$143,607	$123,168
Marketable securities, at market	44,344	58,621
Accounts and notes receivable, net of allowance for doubtful accounts of $2,841 at April 30, 2003 and $1,308 at July 31, 2002.	55,712	61,119
Inventories	62,686	65,128
Costs related to deferred revenue	4,250	2,171
Refundable and deferred income taxes	11,849	11,567
Other current assets	7,944	7,969

Total current assets	330,392	329,743
Property, plant and equipment, net	84,276	79,613
Investments in and advances to affiliated companies	6,050	8,619
Capitalized software, net	5,359	4,333
Goodwill	3,596	258
Intangible assets, net	15,913	6,161
Costs related to deferred revenue	11,106	8,643
Other assets	2,334	220

Total assets	$459,026	$437,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,389	$226
Obligations under capital leases	209	314
Accounts payable, trade	20,373	24,731
Accrued liabilities	23,841	16,948
Deferred revenue	13,820	7,964
Advance payments and other	9,757	62,244
Accrued income taxes	9,697	3,091

Total current liabilities	79,086	115,518

Long-term liabilities:
Mortgage and other notes payable	3,895	4,069
Obligations under capital leases	243	337
Deferred revenue	15,948	12,886
Deferred income taxes	7,069	2,429

Total long-term liabilities	27,155	19,721

Commitments and guarantees
Stockholders’ equity:
Common stock, $.05 par	709	706
Capital in excess of par value	44,215	39,379
Retained earnings	319,733	275,108
Accumulated other comprehensive income	881	(320)
Treasury stock, at cost	(7,447)	(8,313)
Unearned compensation	(5,306)	(4,209)

Total stockholders’ equity	352,785	302,351

Total liabilities and stockholders’ equity	$459,026	$437,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net revenue:
Product	$93,401	$64,183	$366,609	$192,635
Engineering	4,949	5,988	16,804	17,726
Other	1,718	1,941	6,084	6,865

Total net revenue	100,068	72,112	389,497	217,226

Cost of sales:
Product	56,441	40,060	212,125	121,909
Engineering	3,802	5,620	12,205	17,474
Other	1,094	1,126	3,460	3,847
Asset impairment charges				8,883

Total cost of sales	61,337	46,806	227,790	152,113

Gross margin	38,731	25,306	161,707	65,113

Operating expenses:
Research and product development	14,591	9,222	40,539	29,766
Selling and marketing	8,965	8,120	25,355	24,279
General and administrative	8,328	6,905	25,260	21,681

	31,884	24,247	91,154	75,726

Income (loss) from operations	6,847	1,059	70,553	(10,613)

Other (income) expense:
Interest income	(1,302)	(980)	(3,811)	(3,250)
Interest expense	89	67	240	304
Equity in unconsolidated affiliates	203	688	1,792	(681)
Other, net	(1,095)	(428)	(2,739)	(134)

	(2,105)	(653)	(4,518)	(3,761)

Income (loss) before income taxes	8,952	1,712	75,071	(6,852)
Provision (benefit) for income taxes	2,096	(1,575)	27,251	(3,288)

Net income (loss)	$6,856	$3,287	$47,820	$(3,564)

Net income (loss) per common share:
Basic	$0.51	$0.25	$3.61	$(0.27)
Diluted	0.51	0.25	3.58	(0.27)
Weighted average shares outstanding:
Basic	13,290	13,112	13,225	13,107
Diluted	13,390	13,256	13,351	13,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2003	2002
	Restated	Restated
OPERATING ACTIVITIES:
Net income (loss)	$47,820	$(3,564)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,640	(5,181)
Depreciation and amortization	14,890	12,574
Allowance for doubtful accounts	1,572	415
Impairment of assets		8,883
Loss on sale of equipment	49	58
Equity (gain) loss in unconsolidated affiliates	1,792	(681)
Compensation from stock grants	984	733
Net changes in operating assets and liabilities	(33,335)	38,802

NET CASH PROVIDED BY OPERATING ACTIVITIES:	36,412	52,039

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies		(9,500)
Return of investment from affiliated company	516	1,502
Acquisition of businesses, net of cash acquired	(13,000)
Additions to property, plant and equipment	(11,901)	(18,332)
Capitalized software	(2,048)	(1,767)
Proceeds from sale of property, plant and equipment	133	74
Maturities of marketable securities	13,915	11,585

NET CASH USED FOR INVESTING ACTIVITIES	(12,385)	(16,438)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(403)	(1,044)
Issuance of stock pursuant to stock options and employee stock purchase plan	3,058	1,079
Dividends paid to shareholders	(3,195)	(2,776)

NET CASH USED FOR FINANCING ACTIVITIES	(540)	(2,741)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,048)	721

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,439	33,581
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,168	46,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$143,607	$79,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Basis of presentation:

The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three and six months ended April 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2003, or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2002, included in the Company’s Form 10-K/A as filed with the SEC on October 29, 2003, and the Company’s Form 10-Q/A for the nine months ended April 30, 2002 as filed with the SEC on October 29, 2003.

The condensed financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2002, contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

The Company has restated its prior period condensed financial statements to reflect the application of the appropriate accounting principles to the recognition of software revenue by its subsidiary Camtronics Medical Systems, Ltd., and to the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S. As restated, the Company’s financial results for the three months ended April 30, 2003 reflect a reduction in revenues of $266, an increase in net income of $418, and an increase on diluted earnings per share of $0.03, and for the nine months ended April 30, 2003 reflects a reduction of revenues of $7,160, net income of $45 and diluted earnings per share of $0.01 compared to the Company’s financial results previously reported for the quarter ended April 30, 2003.

Summarized below is a more detailed discussion of the restatements along with a comparison of the amounts previously reported in the condensed balance sheets and statements of operations in the Company’s Form 10-Q/A as of and for the three and nine months ended April 30, 2003.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues which had been invoiced, and paid in the majority of cases, related to delivered components of a multiple-element arrangement for which fair value has not been determined for components not yet delivered or accepted by the customer. Costs related to deferred revenue represent, for example, costs of goods sold and services provided and sales commission expenses.

Deferred Revenue and costs related to deferred revenue which have been classified within the Balance Sheet as long-term represent specific transactions where Camtronics has determined that it will not meet VSOE requirements for these transactions under SOP 97-2 within the next twelve calendar months.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Foreign Exchange Transactions

The Company also concluded that the Financial Accounting Standard No. 52, “Foreign Currency Translation” (“FAS No. 52”), with respect to foreign exchange gains (losses) attributable to an inter-company loan from the Company to its B-K Medical subsidiary did not meet required accounting standards. Accordingly, gains (losses), which had been previously reported in Stockholders’ Equity as accumulated comprehensive income, must be recognized as gains (losses) in determining prior period operating results.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the effect of the restatement on the Company’s Statements of Operations and Balance Sheets.

Statements of Operations:

	Three Months Ended April 30, 2003
	(unaudited)
	Previously Reported	Restated	Change
Net revenue:
Product	$93,667	$93,401	$(266	)(a)
Engineering	4,949	4,949
Other	1,718	1,718

Total net revenue	100,334	100,068	(266)

Cost of sales:
Product	56,645	56,441	(204	)(b)
Engineering	3,802	3,802
Other	1,094	1,094

Total cost of sales	61,541	61,337	(204)

Gross margin	38,793	38,731	(62)

Operating expenses:
Research and product development	14,591	14,591
Selling and marketing	8,965	8,965
General and administrative	8,328	8,328

	31,884	31,884

Income from operations:	6,909	6,847	(62)

Other (income) expense:
Interest income, net	(1,302)	(1,302)
Interest expense	89	89
Equity in unconsolidated affiliates	203	203
Other, net	(641)	(1,095)	(454	)(c)

	(1,651)	(2,105)	(454)

Income before income taxes and minority interest	8,560	8,952	392
Provision for income taxes	2,122	2,096	(26	)(d)

Net income	$6,438	$6,856	$418

Net income per common share:
Basic	$0.48	$0.51	$0.03
Diluted	0.48	0.51	0.03	(e)
Weighted average shares outstanding:
Basic	13,290	13,290
Diluted	13,390	13,390

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$(266)

(b)	Cost of sales: Products
	Adjust cost of sales related to transactions for which revenue has been deferred	$(204)

(c)	Other (income) expense: Other, net
	Adjustment related to exchange loss on the B-K loan	$(454)

(d)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(26)

(e)	Net income per common share: Diluted
	Net effect to diluted earnings per share due to adjustments	$0.03

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations:

	Nine Months Ended April 30, 2003
	(unauditied)
	Previously Reported	Restated	Change
Net revenue:
Product	$373,715	$366,609	$(7,106	)(a)
Engineering	16,804	16,804
Other	6,084	6,084

Total net revenue	396,603	389,497	(7,106)

Cost of sales:
Product	216,906	212,125	(4,781	)(b)
Engineering	12,205	12,205
Other	3,460	3,460

Total cost of sales	232,571	227,790	(4,781)

Gross margin	164,032	161,707	(2,325)

Operating expenses:
Research and product development	40,539	40,539
Selling and marketing	25,757	25,355	(402	)(c)
General and administrative	25,260	25,260

	91,556	91,154	(402)

Income from operations:	72,476	70,553	(1,923)

Other (income) expense:
Interest income, net	(3,811)	(3,811)
Interest expense	240	240
Equity in unconsolidated affiliates	1,792	1,792
Other, net	(1,122)	(2,739)	(1,617	)(d)

	(2,901)	(4,518)	(1,617)

Income before income taxes and minority interest	75,377	75,071	(306)
Provision for income taxes	27,512	27,251	(261	)(e)

Net income	$47,865	$47,820	$(45)

Net income per common share:
Basic	$3.62	$3.61	$(0.01)
Diluted	3.59	3.58	(0.01	)(f)
Weighted average shares outstanding:
Basic	13,225	13,225
Diluted	13,351	13,351

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$(7,106)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(4,781)

(c)	Selling and marketing
	Adjust commission expense related to transaction for which revenue has been deferred.	$(402)

(d)	Other (income) expense: Other, net
	Adjustment related to exchange loss on the B-K loan	$(1,617)

(e)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(261)

(f)	Net income per common share: Diluted
	Net effect to diluted earnings per share due to adjustments	$(0.01)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets:

	April 30, 2003
	unaudited
	Previously Reported	Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$143,607	$143,607	$
Marketable securities, at market	44,344	44,344
Accounts and notes receivable, net of allowance for doubtful accounts	55,712	55,712
Inventories	62,686	62,686
Costs related to deferred revenue		4,250		4,250	(a)
Refundable and deferred income taxes	7,774	11,849		4,075	(b)
Other current assets	7,944	7,944

Total current assets	322,067	330,392		8,325
Property, plant and equipment, net	84,276	84,276
Investments in and advances to affiliated companies	6,050	6,050
Capitalized software, net	5,359	5,359
Intangible assets, net	15,588	15,913		325	(c)
Costs related to deferred revenue	—	11,106		11,106	(d)
Other assets	2,334	2,334		—

Total assets	$439,270	$459,026		$19,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,389	$1,389	$
Obligations under capital leases	209	209
Accounts payable, trade	20,373	20,373
Accrued liabilities	24,800	23,841		(959	)(e)
Deferred revenue	6,193	13,820		7,627	(f)
Advance payments and other	9,757	9,757
Accrued income taxes	9,018	9,697		679	(g)

Total current liabilities	71,739	79,086		7,347
Long-term liabilities:
Mortgage and other notes payable	3,895	3,895
Obligations under capital leases	243	243
Deferred revenue	595	15,948		15,353	(h)
Deferred income taxes	6,247	7,069		822	(i)

Total long-term liabilities	10,980	27,155		16,175
Commitments and guarantees
Stockholders’ equity:
Common stock, $.05 par	709	709
Capital in excess of par value	44,215	44,215
Retained earnings	321,744	319,733		(2,011	)(j)
Accumulated other comprehensive income	2,636	881		(1,755	)(k)
Treasury stock, at cost	(7,447)	(7,447)
Unearned compensation	(5,306)	(5,306)

Total stockholders’ equity	356,551	352,785		(3,766)

Total liabilities and stockholders’ equity	$439,270	$459,026		$19,756

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of the current period restatement for foreign currency exchange gains and losses and current period deferrals of revenue and related costs; and (2) the cumulative effect at the beginning of the quarter for the restatements of prior periods of similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Costs related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$4,250

(b)	Refundable and deferred income taxes
	Deferred income tax related to deferred costs and revenue	$2,926
	Deferred income tax related to gain on the inter-company loan	1,149

	Net increase	$4,075

(c)	Intangible assets, net
	Purchase accounting adjustments related to the acquisition of the remaining 19% of Camtronics in July 2001 due to net effect from these adjustments for periods prior to such acquisition	$325

(d)	Costs related to deferred revenue (long-term)
	Deferred costs related to deferred revenue	$11,106

(e)	Accrued liabilities
	Accrued warranty costs related to deferred revenue	$(959)

(f)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$7,627

(g)	Accrued income taxes
	Tax provision adjusted for the change to net income	$679

(h)	Deferred revenue (long-term)
	Deferred revenue classified as long-term	$15,353

(i)	Deferred income taxes
	Deferred income taxes related to expenses deferred to future periods	$822

(j)	Retained earnings
	Net effect to retained earnings from above adjustments:
	Cumulative effect through 7/31/02	$(1,966)
	Effect for the nine months ended 4/30/03	(45)

	Total	$(2,011)

(k)	Accumulated other comprehensive income
	Comprehensive income related to foreign currency gains (losses)	$(1,755)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Stock-based compensation

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123” in the current fiscal year beginning with the quarter ended April 30, 2003. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based 0employee compensation and the effect of the method used on reported results.

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

If the Company had adopted the fair value method described in SFAS 123, which uses the Black-Scholes option pricing model, it would have recognized stock-based employee compensation expense and the results of operations would have been reported as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss), as reported	$6,856	$3,287	$47,820	$(3,564)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	304	500	6253	381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(754)	(1,747)	(1,950)	(1,336)

Pro forma net income (loss)	$6,406	$2,040	$46,495	$(4,519)

Earnings per share:
Basic-as reported	$0.51	$0.25	$3.61	$(0.27)
Basic-pro forma	0.48	0.16	3.52	(0.34)
Diluted-as reported	0.51	0.25	3.58	(0.27)
Diluted-pro forma	0.48	0.15	3.48	(0.34)

4. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	April 30, 2003	July 31, 2002
Inventories:
Raw materials	$36,813	$34,753
Work-in-process	13,712	19,882
Finished goods	12,161	10,493

	$62,686	$65,128

Accrued liabilities (Restated):
Accrued employee compensation and benefits	$13,252	$11,036
Accrued warranty	7,302	3,235
Other	3,287	2,677

	$23,841	$16,948

Advance payments and other:
Long-lead-time components	$900	$50,550
Ramp-up funds	5,369	7,943
Customer deposits	3,488	3,751

	$9,757	$62,244

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Business combinations:

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

6. Investments in and advances to affiliated companies:

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

7. Goodwill and intangible assets:

As of August 1, 2002, Analogic adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. In connection with the

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill increased from $258 at July 31, 2002 to $3,596 at April 30, 2003 due to the goodwill arising from the acquisition of 100% of VMI ($873), 19% of Cedara ($1,290), the remaining 52% of FTNI ($687) and the remaining 19% of Camtronics ($488). The entire goodwill balance is included within the Imaging Technology Products segment. None of the goodwill is deductible for tax purposes.

The following table reflects the unaudited net income, as adjusted, of the Company, giving effect to SFAS No. 142 as if it were adopted on August 1, 2001:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss), as reported	$6,856	$3,287	$47,820	$(3,564)
Add back goodwill amortization expense		85		153

Net income (loss), as adjusted	$6,856	$3,202	$47,820	$(3,411)

Basic earning (loss) per common share:
As reported	$0.51	$0.25	$3.61	$(0.27)
As adjusted	0.51	0.24	3.61	(0.26)
Diluted earning (loss) per common share:
As reported	$0.51	$0.25	$3.58	$(0.27)
As adjusted	0.51	0.24	3.58	(0.26)

Intangible assets at April 30, 2003 and July 31, 2002, which will continue to be amortized, consisted of the following:

	April 30, 2003			July 31, 2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
			Restated	Restated		Restated
Amortizable Intangible Assets:
Software Technology	$9,511	$2,385	$7,126	$7,018	$1,236	$5,782
Intellectual Property	9,346	884	8,462	100	46	54

	$18,857	$3,269	$15,588	$7,118	$1,282	$5,836

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

The estimated future amortization expense related to current intangible assets for the three months remaining in the current fiscal year, and each of the five succeeding years, is expected to be as follows:

2003 (Remaining 3 months)	$951
2004	3,761
2005	3,756
2006	3,756
2007	2,518
2008	846

8. Net income (loss) per share:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended April 30,		Nine Months Ended January 31,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss)	$6,856	$3,287	$47,820	$(3,564)

Basic:
Weighted average number of common shares outstanding	13,290	13,112	13,225	13,107

Net income (loss) per share	$0.51	$0.25	$3.61	$(0.27)

Diluted:
Weighted average number of common shares outstanding	13,290	13,112	13,225	13,107
Dilutive effect of stock options	100	144	126	—

Total	13,390	13,256	13,351	13,107

Net income (loss) per share	$0.51	$0.25	$3.58	$(0.27)

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

9. Dividends:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Comprehensive income (loss):

The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss)	$6,856	$3,287	$47,820	$(3,564)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) from marketable securities, net of taxes of ($72) and ($156), for the three months ended April 30, 2003 and 2002, and ($143) and $11 for the nine months ended April 30, 2003, and 2002	(111)	(237)	(219)	19
Foreign currency translation adjustment, net of taxes of $274 and $475 for the three months ended April 30, 2003 and 2002, and $934 and $234 for the nine months ended April 30, 2003 and 2002	421	476	1,421	215

Total comprehensive income (loss)	$7,166	$3,526	$49,022	$(3,330)

11. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Nine Months Ended April 30,
	2003	2002
	Restated	Restated
Accounts and notes receivable	$6,446	$13,121
Accounts receivable from affiliates	1,926	0
Inventories	6,218	(5,535)
Deferred costs	(4,542)	(2,989)
Other current assets	367	(1,347)
Other assets	(5,533)	139
Accounts payable, trade	(5,649)	3,034
Accrued liabilities	5,123	(2,859)
Advance payments and deferred revenue	(44,786)	35,608
Accrued income taxes	7,095	(370)

Net changes in operating assets and liabilities	$(33,335)	$38,802

12. Taxes:

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

13. Segment information:

The Company operates primarily within two segments within the electronics industry: Imaging Technology Products (consisting of medical and security imaging products) and Signal Processing Technology Products. Imaging Technology Products consist primarily

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Revenues:
Imaging technology products	$94,862	$63,253	$367,754	$185,699
Signal processing technology products	3,488	6,918	15,659	24,662
Corporate and other	1,718	1,941	6,084	6,865

Total	$100,068	$72,112	$389,497	$217,226

Income (loss) before income taxes:
Imaging technology products	$9,946	$1,698	$74,856	$4,376
Signal processing technology products (A)	(2,419)	(1,020)	(4,377)	(15,539)
Corporate and other	1,425	1,034	4,592	4,311

Total	$8,952	$1,712	$75,071	$(6,852)

	April 30, 2003	July 31. 2002
	Restated	Restated
Identifiable assets:
Imaging technology products	$216,613	$198,064
Signal processing technology products	12,256	14,260
Corporate and other (B)	230,157	225,266

Total	$459,026	$437,590

(A)	Includes asset impairment charges on a pre-tax basis of $8,883 during the nine months ended April 30, 2002.
(B)	Includes cash equivalents and marketable securities of $176,870 and $174,336 at April 30, 2003, and July 31, 2002, respectively.

14. Commitments and guarantees:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended April 30, 2003	Nine Months Ended April 30, 2003
	Restated	Restated
Balance at the beginning of the period	$6,927	$3,235
Accrual for warranties issued during the period	1,819	8,215
Accrual related to pre-existing warranties (including changes in estimate)	(184)	(271)
Settlements made in cash or in kind during the period	(1,260)	(3,877)

Balance at the end of the period	$7,302	$7,302

15. Explosive Assessment Computed Tomography (“EXACT”) Systems Agreement:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. Recent accounting pronouncements:

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

17. Subsequent event:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Results of Operations

Nine Months Fiscal 2003 (04/30/03) vs. Nine Months Fiscal 2002 (04/30/02)(in thousands, except per share data)

Product revenue for the nine months ended April 30, 2003 was $366,609 as compared to $192,635 for the same period last year, an increase of 90%. The increase of $173,974 was primarily due to an increase of $186,103 in sales of Imaging Technology Products, offset by a reduction in sales of Signal Processing Technology Products in the amount of $12,129 due primarily to lower demand for embedded multiprocessing equipment. Of the increased sales amount, $183,140 represents sales of EXACT systems and spare parts, $10,751 represents sales by the recently acquired subsidiary Sound Technology Inc. (“STI”), and $20,252 represents sales due to increased demand for the Company’s Data Acquisitions Systems. These medical and security imaging revenues were partially offset by a decrease of $28,040 primarily due to a reduction in sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

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

Cost of product sales was $212,125 and $121,909 for the nine months ended April 30, 2003 and 2002, respectively. Cost of product sales as a percentage of product revenue was 58% for the nine months ended April 30, 2003 compared to 63% for the same period last year. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the increased sales of security imaging technology products, which have lower cost of sales than most of the Company’s other products.

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

Research and product development expenses were $40,539 for the nine months ended April 30, 2003, or 10% of total revenue, as compared to $29,766, or 14% of total revenue, for the same period last year. The increase of $10,773 was due to the Company continuing to focus substantial resources in developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital X-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security imaging systems for a variety of applications. The Company is in the initial stages of testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, “carry-in” baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security needs in the United States and abroad.

Selling and marketing expenses were $25,355 for the nine months ended April 30, 2003, or 7% of the total revenue, as compared to $24,279 or 11% of total revenue for the same period last year. The increase of $1,076 is primarily associated with additional selling and marketing efforts by the Company’s subsidiaries, B-K Medical Systems A/S and Camtronics Medical Systems, Ltd.

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

Other income was $2,739 for the nine months ended April 30, 2003 compared to a gain of $134 for the same period last year. Other income for the first nine months of fiscal 2003 represents primarily currency exchange gains from the Company’s Canadian subsidiary, versus currency exchange losses for the same period last year for the Company’s Canadian and Danish subsidiaries.

The effective tax rate for the nine months ended April 30, 2003 was 36% versus 48% for the same period last year. This year’s rate calculation anticipates the effective tax rate based on the Company’s estimated annual operating results and reflects the benefits of the research and development credit, tax exempt interest and the extraterritorial income exclusion. Last year’s rate of 48% represents the actual effective tax rate for the nine months ended April 30, 2002. The 48% rate represents the results of the benefits derived from the net operating loss carry-back, tax exempt interest and the extraterritorial income exclusion. The effective tax rate for the nine months ended April 30, 2002 was based on the actual results for the nine-month period as opposed to a rate derived from estimated operating results for the full year because insignificant changes in the operating results for the balance of the year would have had a dramatic impact on the final effective tax rate.

Net income for the nine months ended April 30, 2003 was $47,820 or $3.61 per basic share and $3.58 per diluted share as compared to a net loss of $3,564 or $ 0.27 per basic and diluted share for the same period last year. The increase in net income over the prior year’s period was primarily the result of increased revenue and profit derived from the sale of EXACT systems. The prior year’s loss included a pre-tax asset impairment charge of $8,883 related to certain assets of the Company’s Anatel subsidiary and its Test and Measurement division.

Results of Operations

Third Quarter Fiscal 2003 (04/30/03) vs. Third Quarter Fiscal 2002(04/30/02)(in thousands, except per share data)

Product revenue for the three months ended April 30, 2003 was $93,401 compared to $64,183 for the same period last year, an increase of $29,218 or 46%. The increase was primarily due to $33,042 in sales of Imaging Technology Products offset by a decrease of $3,824 of sales of Signal Processing Technology Products due to lower demand for embedded multiprocessing equipment. Of the increased sales amount $22,325 represents sales of EXACT systems and spare parts, $5,677 represents sales by the recently acquired subsidiary STI, $4,976 represents sales due to increased demand for the Company’s Data Acquisitions Systems, and $8,047 represents sales of the Company’s cardiovascular and ultrasound products. These increases were partially offset by a decrease of $7,983 primarily due to a reduction of sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips and, to a lesser extent, a decline in sales of Direct Digital Radiography systems. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

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

Cost of product sales was $56,441 for the quarter ended April 30, 2003, compared to $40,060 for the same period last year. Cost of product sales as a percentage of product revenue was 60% and 62% for the three months ended April 30, 2003 and 2002, respectively. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the sale of security imaging technology products, which have lower cost of sales than most of the Company’s other products.

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

Selling and marketing expenses were $8,965 for the three months ended April 30, 2003, or 9% of total revenue, compared to $8,120 restated or 11% of total revenue for the same period last year. The increase of $845, was primarily associated with additional selling and marketing efforts by the Company’s subsidiaries, B-K Medical Systems S/A and Camtronics Medical Systems, Ltd..

General and administrative expenses were $8,328, or 8% of total revenue, for the three months ended April 30, 2003, as compared to $6,905 or 10% of total revenue, for the same period last year. The increase of $1,423 was primarily attributable to increased salaries and related benefits of approximately $900, approximately $600 in amortization related to acquired intangible assets, approximately $600 related to incremental costs due to the acquisition of Sound Technology Inc. and VMI Medical, Inc., partially offset by an approximately $700 reduction in general operating expenses.

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

Other income was $1,095 for the three months ended April 30, 2003 compared to a gain of $428 for the same period last year. Other income for the current quarter represents primarily currency exchange gains from the Company’s Canadian subsidiary.

This year’s rate calculation anticipates the effective tax rate based on the Company’s estimated annual operating results and reflects the benefits of the research and development credit, tax exempt interest and the extraterritorial income exclusion. The effective tax rate for the three months ended April 30, 2003 was 23% , which includes an adjustment necessary to reflect the anticipated effective tax rate of 36.3% for the nine months period. The effective tax rate for the nine months ended April 30, 2002 is a function of the effects of the change to a 48% effective tax rate for the nine-month period. The tax rate of 48% represents the results of the benefits derived from the net operating loss carry-back, tax exempt interest and the extraterritorial income exclusion.

Net income for the three months ended April 30, 2003, was $6,856 or $0.51 per basic share and diluted share as compared to a net income of $3,287 or $0.25 per basic and diluted share for the same period last year. The increase in net income over the prior year’s period was primarily the result of increased revenue and profit derived from the sales of EXACT systems.

Liquidity and Capital Resources (in thousands, except per share data)

The Company’s balance sheet reflects a current ratio of 4.2 to 1 at April 30, 2003, and 2.9 to 1 at July 31, 2002. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .30 to 1 at April 30, 2003, and .45 to 1 at July 31, 2002. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months.

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

Cash flows provided from operations was $36,412 for the nine months ended April 30, 2003. The cash flow generated was primarily due to net income from the nine month period of $47,820 plus the non-cash impact from depreciation and amortization of $14,890, a use of cash relating to the recognition of $44,786 of advanced payments and deferred revenue primarily related to the shipment of the EXACT systems, and offset by cash provided through the net reduction of the remaining working capital assets totaling approximately $24,556. Cash flows provided from operation was $52,039 for the nine months ended April 30, 2002. The cash flows generated were primarily due to the non-cash impact from depreciation, amortization and asset impairments totaling $12,574 and the cash generated of $35,608 from the increased advanced payments and deferred revenue related to the manufacturing of the EXACT systems.

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

	Nine Months Ended April 30, 2003	Year Ended July 31,
		2002	2001	2000
	Restated	Restated	Restated
L-3 Communications	50%	9%	1%	4%
General Electric	8%	12%	11%	10%
Toshiba	6%	5%	7%	9%
Philips	4%	18%	23%	16%
Ten largest customers as a group	80%	67%	63%	60%

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	During the quarter ended April 30, 2003, the Company did not file any reports on Form 8-K.

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