Form 10-K
period 2003-07-31
ANALOGIC CORP
filed 2003-10-29
CIK 6284

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2003

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the registrant at January 31, 2003 was approximately $514,361,000

Number of shares of Common Stock outstanding at August 31, 2003: 13,495,630

Documents Incorporated by Reference: None

PART I

Item 1.     Business

(a)  Developments During Fiscal 2003

Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as “Analogic” or the “Company”) for the fiscal year ended July 31, 2003, were $471.5 million as compared to $306.1 million for fiscal 2002, an increase of 54%. Net income for fiscal 2003 was $49.5 million, or $3.70 per diluted share as compared to $3.0 million or $.23 per diluted share for fiscal 2002. Net income for fiscal 2002 includes pre-tax write-downs of $3.6 million of certain assets of Anatel Communications Corporation, a wholly owned subsidiary, and $5.3 million of certain assets related to the Company’s semi-conductor test equipment related business.

The Company announced in April 2002 that it had entered into an agreement to supply up to 1,000 of its EXACT systems to L-3 Communications’ Security and Detection System division (“L-3”). The EXACT is the core system of L-3’s Examiner 3DX6000 certified Explosive Detection System that was purchased by the United States Transportation Security Administration (“TSA”) and installed at major airports across the United States.

The Company recognized product revenue upon shipment of EXACT systems and spare parts to L-3, at which time all revenue recognition criteria have been met. During the first quarter of fiscal 2003, the Company received firm orders from L-3 for 245 additional systems. These orders brought the total number of systems that had been ordered by L-3 for delivery to the TSA to 425. The Company shipped all 425 EXACT systems by December 31, 2002; 54 systems in the fourth quarter of fiscal 2002 and 371 systems in the first and second quarters of fiscal year 2003. In addition, in December 2002, the Company received a purchase order from L-3 to deliver an additional 75 EXACT systems during the remainder of fiscal 2003 for foreign and other anticipated orders. The Company shipped all of these systems as of July 31, 2003.

The Company recorded cash received from L-3 of $50.6 million as provided by the agreement for the purchase of long-lead-time inventory components as advance payments within the liabilities section of the balance sheet. These payments were recognized as revenue when the systems for which the inventory components relate to have been shipped. As of July 31, 2003, the Company had no remaining balance recorded within advance payments related to long-lead purchases.

The agreement also provided for the Company to receive $22.0 million of ramp-up funds for the purpose of leasing and fitting up a facility and ensuring the availability of key critical raw material and inventory components from suppliers to meet the production and volume requirements of this contract. These costs incurred and assets purchased have been fully reimbursed by L-3. The Company has not recorded any revenues, costs or assets related to these ramp-up funds. All cash received for ramp-up activities is recorded within the advance payments account within the liability section of the balance sheet. These liabilities are reduced as the cash is spent on these activities. As of July 31, 2003, the Company had a balance of $3.7 million of unexpended ramp-up funds recorded within the advance payments.

In addition to the $22.0 million of ramp-up funds provided by L-3 on behalf of the TSA, the Company has spent approximately $5.7 million of its own funds for the purchase of manufacturing and office equipment, which was capitalized during fiscal year 2003.

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

In October 2002, Anrad Corporation, the Company’s wholly owned subsidiary located in Saint-Laurent, Quebec, purchased the remaining 52% of the outstanding common stock of FTNI, Inc. (“FTNI”) for $2.4 million in cash. With the purchase of the remaining shares of FTNI, Anrad has full ownership rights and access to FTNI’s basic technology and intellectual property. Upon completion of this transaction, Anrad’s total investment in FTNI amounted to approximately $2.7 million of which approximately $2.0 million was determined to be intellectual property and $.7 million represented the fair value of tangible net assets, primarily cash.

On November 6, 2002, the Company’s newly formed subsidiary, Sound Technology, Inc. (“STI”), acquired certain assets and liabilities of the Sound Technology business unit, located in State College, PA, from Acuson Corporation, a wholly owned subsidiary of Siemens Corporation, for approximately $9.9 million in cash. STI produces linear and tightly curved array ultrasound transducers and probes for a broad range of clinical applications that are supplied to medical equipment companies worldwide. The net investment of $9.9 million consists of approximately $2.8 million of tangible net assets acquired and approximately $7.1 million of intellectual property and other intangible assets.

On November 6, 2002, the Company’s subsidiary, Camtronics Medical Systems, Ltd., acquired all the shares of VMI Medical, Inc. (“VMI”), of Ottawa, Canada. VMI is a medical information software company specializing in clinical database, workflow automation and business improvement solutions for children’s heart centers. VMI was acquired for approximately $2.0 million in cash, payable over a two year period, and future contingent consideration, which will be based upon the combined companies achieving certain performance criteria over specific time periods. The Company paid $2.0 million in cash related to the acquisition, assumed approximately $1.4 million in net liabilities and acquired intellectual property valued at $3.4 million.

On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems, Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Position Emission Tomography (“PET”), a rapidly growing medical diagnostic imaging modality. PET scanning is a tool in the diagnosis and management of cancer, specifically for detecting early-stage tumors and determining tissue characteristics before and after treatment. In addition the Company also received a convertible promissory note in the principal amount of $1.4 million and an exclusive license of PDS technology for non-PET products. The convertible promissory note is convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. If converted, the Company’s equity interest would increase by 9%. Upon PDS achieving certain milestones, the exclusive license of PDS technology will revert back to PDS and the Company will receive a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock. The exercise of this warrant would increase the Company’s equity interest by 20%. The Company, in connection with this transaction, expended a total of $6.0 million in cash. The Company’s current equity interest, the potential conversion of the promissory note into Series B Convertible Participating Preferred Stock, and the potential reversion of its exclusive technology license to PDS for the warrant could potentially result in the Company having a 40% equity interest in PDS. Additionally, under certain circumstances in the future, the Company may at its discretion, or may be required to, purchase the remaining 60% equity at its then fair value. The Company has three of the seats on PDS’ seven-person board of directors. The Company accounts for this investment under the equity method due to the Company’s ability to exercise significant influence over operating and financial policies.

During the third quarter of fiscal 2003, the Company commenced the construction of a 100,000 square foot addition to its headquarters building in Peabody, Massachusetts. This two-story addition, which is expected to be completed during December, 2003, will enable the Company to further consolidate its existing Massachusetts operations and to expand production capacity for its medical and security imaging system business. The building including fit-up is estimated to cost approximately $12.5 million and will be financed by internally generated cash. As of July 31, 2003, approximately $3.2 million has been spent.

Mr. John W. Wood Jr. joined the Company as President in April 2003. In August 2003 Mr. Wood was appointed Chief Executive Officer succeeding Mr. Bernard M. Gordon.

Mr. Alex A. Van Adzin joined the Company as Vice President, General Counsel and Clerk in October 2003.

Analogic was incorporated in the Commonwealth of Massachusetts in November 1967.

(b)  Financial Information About Industry Segment

The Company operates primarily within two segments within the electronics industry: Imaging Technology Products and Signal Processing Technology Products. Imaging Technology Products consist primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems. Signal Processing Technology Products consist of Analog to Digital (A/D) converters and supporting modules, and high-speed digital signal processors.

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

Analogic’s products may be divided primarily into two segments as described below.

Imaging Technology Products, consisting primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems, accounted for approximately 96% of product and engineering revenue in fiscal 2003.

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

Sound Technology, Inc., a 100% owned subsidiary, produces linear and tightly curved array ultrasound transducers and probes for a broad range of clinical applications that are supplied to medical equipment companies. These products are supplied to a global customer base of ultrasound systems manufacturers on an original equipment manufacturing basis,

Analogic designs and manufactures the Explosive Assessment Computed Tomography (“EXACT”) scanner. The EXACT is the world’s first dual-energy, helical-cone-beam, 24-slice CT scanner. It is the only security detection system in the world capable of generating data for full three-dimensional (3D) images of every object contained within a piece of luggage. The EXACT is the core system of L-3’s examiner 3DX6000, the first second-generation Explosive Detection System (EDS) certified by the Federal Aviation Administration (FAA). The examiner is being purchased by the government for installation at major U.S. airports to scan checked luggage.

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

Signal Processing Technology Products, consisting of A/D converters and supporting modules, high-speed digital signal processors such as Array Processors, and image processing equipment, accounted for approximately 4% of fiscal 2003 product and engineering revenue.

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

SKY Computers, a 100% owned subsidiary, designs and manufactures high performance multicomputing platforms used in advanced medical, military, and industrial imaging applications. The Company’s SKYpack™ multiprocessors provide the image processing power for Analogic’s advanced CT scanners.

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

Marketing and Distribution

The Company sells its products domestically and abroad directly through the efforts of its officers and employees and on occasion through a network of independent sales representatives and distributors located in principal cities around the world. In addition, Analogic subsidiaries in England, Denmark and Canada act as distributors. Domestically, Analogic has several regional sales offices staffed by salespeople who sell the Company’s products in the surrounding areas and supervise independent sales representatives and distributors in their regions. The majority of distributors order from the Company as they receive orders from their customers and do not stock inventory for resale. Sales made to distributors are based on fixed discounts applied to established list prices under normal payment terms. Returns are allowed for defective products under authorized warranty repair. Some of Analogic’s distributors also represent manufacturers of competing products.

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

Patents and Licenses

The Company holds approximately 127 patents of varying duration issued in the United States, which cover technology developed by it. In many instances, the Company holds corresponding foreign patents. The Company regularly files domestic patent applications and, where appropriate, foreign patent applications as well as continuations to cover both new and improved methods, apparatus, processes, designs and products. At present, approximately 232 U.S. and foreign patents applications are in process.

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

Material Customers

The Company’s three largest customers in fiscal 2003, each of which is a significant and valued customer, were L-3 Communications, General Electric and Toshiba, which accounted for approximately 43.2%, 9.0%, and 6.6%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

Backlog

The backlog of firm orders at July 31, 2003 was approximately $104.5 million compared with approximately $120.6 million at July 31, 2002. The reduction is principally due to a decline in orders for the Company’s EXACT Systems partially offset by an increase in deferred revenue of $7.0 million by Camtronics Medical Systems Ltd. The backlog amounts for fiscal years 2003 and 2002 include deferred revenue of $22.9 million and $15.9 million, respectively, by Camtronics Medical Systems Ltd. Many of the orders in the Company’s backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship substantially all of its July 31, 2003 backlog during fiscal 2004.

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

Company funds expended for R&D amounted to $55.1 million in fiscal 2003, $39.1 million in fiscal 2002, and $39.6 million in fiscal 2001. Analogic intends to continue its emphasis on new product development. As of July 31, 2003, Analogic had approximately 540 employees, including electronic development engineers, software engineers, physicists, mathematicians, and technicians, engaged in research and product development activities. These individuals, in conjunction with the Company’s salespeople, also devote a portion of their time assisting customers in utilizing the Company’s products, developing new uses for these products, and anticipating customer requirements for new products.

The Company capitalized $3.5 million and $2.4 million in fiscal 2003 and 2002, respectively, of computer software testing and coding costs incurred after technological feasibility was established. These costs are amortized on a straight-line method over the estimated economic life of the related products, generally three years, and are included in product cost of sales.

Environment

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings or competitive position.

Employees

As of July 31, 2003, the Company had approximately 1,800 employees.

Financial Information about Segments, Foreign and Domestic Operations and Export Revenue

The Company’s operations are primarily within two segments within the electronics industry: Imaging Technology Products (consisting of medical and security imaging products) and Signal Processing Technology Products. Imaging Technology Products consist primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems. Signal Processing Technology Products consist of Analog to Digital (A/D) converters and supporting modules, and high-speed digital signal processors. See Note 17 of Notes to Consolidated Financial Statements for more information regarding the Company’s segments.

Domestic and foreign revenues were $429.7 million and $41.9 million respectively for fiscal 2003 compared to $271.4 million and $34.7 million in fiscal 2002 and $322.1 million and $30.0 million in fiscal 2001.

Export revenue, from sales of products and engineering services from the United States to companies in Europe and Asia, amounted to approximately $91.9 million (20%) of product and engineering revenue) in fiscal 2003 as compared to approximately $99.4 million (33%) in fiscal 2002, and approximately $110.6 million (32%) in fiscal 2001. Management believes that the Company’s export revenue is at least as profitable as its domestic revenue. The Company’s export revenue is denominated in U.S. dollars.

Management does not believe the Company’s foreign and export revenue is subject to significantly greater risks than its domestic revenue.

Available Information

The Company’s internet website address is http://www.analogic.com. The Company’s annual reports in Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Company’s internet website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (the “SEC”).

Item 2.    Properties

Analogic’s principal executive offices and major manufacturing facility are located in Peabody, Massachusetts on land owned by the Company. This facility consists of approximately 404,000 square feet of manufacturing, engineering, and office space. The Company owns approximately 65 acres of land at this location, which can accommodate future expansion as required. The Company uses approximately 7 1/2 acres of this land for the Peabody Marriott Hotel, which is owned by a wholly owned subsidiary of the Company and managed by the Marriott Corporation.

During the third quarter of fiscal 2003, the Company commenced the construction of a 100,000 square foot addition to its headquarters building in Peabody, Massachusetts. This two-story addition, which is expected to be completed during December, 2003, will enable the Company to further consolidate its existing Massachusetts operations and to expand production capacity for its medical and security imaging system business. The building including fit-up is estimated to cost approximately $12.5 million and will be financed by internally generated cash. As of July 31, 2003, approximately $3.2 million has been spent.

In July 2003 the Company sold a building located in Peabody, Massachusetts for approximately $3.2 million to 6 Centennial LLC, a Massachusetts limited liability company wholly-owned by the Bernard Gordon Charitable Remainder Unitrust of which the trustees are Bernard M. Gordon, the Company’s Chairman of the Board, and Julian Soshnick, the Company’s Vice President. An independent appraisal obtained by the Company prior to the sale established the fair market value of the property at $3.2 million. The Company paid no broker’s fee in connection with the sale. The Company realized a gain of $1.6 million on the sale of this property.

The Company and its subsidiaries own and lease various other office, manufacturing, engineering and sales facilities in both the United States and abroad. The Company believes that its existing facilities are generally adequate to meet its current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

See Item 13 of this Report and Note 11 of Notes to Consolidated Financial Statements for further information concerning certain leases.

Item 3.    Legal Proceedings

There are no legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject of the nature required to be described in this Item.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the NASDAQ National Market under the symbol: ALOG. The following table sets forth the range of high and low sales prices for the Common Stock, as reported by the NASDAQ National Market during the quarterly periods indicated in the table below:

Fiscal Year	High	Low
2003
First Quarter	$45.84	$38.70
Second Quarter	53.59	39.88
Third Quarter	54.40	40.00
Fourth Quarter	55.82	45.11
2002
First Quarter	$44.61	$33.50
Second Quarter	44.25	33.40
Third Quarter	56.50	36.73
Fourth Quarter	51.50	37.02

As of August 31, 2003, there were approximately 943 holders of record of the Common Stock.

Dividends of $.08 per share were declared for each of the quarters of fiscal 2003. Dividends of $.07 per share were declared for each of the first three quarters and $.08 per share for the fourth quarter of fiscal 2002. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

Item 6.    Selected Financial Data

	Year Ended July 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Total net revenue	$471,522	$306,126	$352,139	$291,581	$272,960
Total cost of sales(A)	275,840	206,973	234,269	184,569	164,807
Gross margin.	195,682	99,153	117,870	107,012	108,153
Income (loss) from operations	69,742	(1,705)	12,873	16,797	23,567
Net income	49,495	3,006	13,588	14,066	19,185
Net income per common share:
Basic	$3.74	$0.23	$1.05	$1.10	$1.51
Diluted	3.70	0.23	1.04	1.09	1.50
Cash dividends declared per common share	$0.32	$0.29	$0.28	$0.28	$0.27
Weighted-average shares:
Basic	13,251	13,129	12,950	12,817	12,683
Diluted	13,394	13,194	13,055	12,883	12,791
Cash, cash equivalents, and marketable securities	$177,961	$181,789	$122,912	$116,374	$124,202
Working capital	246,527	214,225	225,619	212,977	205,872
Total assets	456,375	437,590	359,159	333,201	312,699
Long-term liabilities	11,082	19,721	16,526	8,158	7,663
Stockholders’ equity	356,513	302,351	298,494	277,761	265,635

(A)	The Company recorded asset impairment losses on a pre-tax basis of $8,883 in the first quarter of fiscal 2002 related to Anatel, the Company’s telecommunications subsidiary, and certain old and unprofitable product lines within its semi-conductor test equipment business. The Company recorded asset impairment losses on a pre-tax basis of $3,200 in the fourth quarter of fiscal 2001 related to Anatel. These charges have been recorded in the cost of sales section of the Company’s Consolidated Statements of Income for fiscal years 2002 and 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See “Business Environment and Risk Factors” below.

Critical Accounting Policies, Judgments, and Estimates

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

Revenue Recognition

The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software licenses, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Revenue related to the hotel operations is recognized as services are performed.

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

Camtronics recognizes revenue in accordance with the provisions of SOP 97-2. SOP 97-2 requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the fair values of those elements or by use of the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, which is determined by the price charged when that element is sold separately (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). Specifically, Camtronics determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which Camtronics charges for these services when sold apart from a software license, and the hardware and sublicensed software based on the prices for these elements when they are sold separately from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence of fair value for the remaining undelivered element is established.

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

Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues related to delivered components of a multiple-element arrangement for which fair value has not been determined for components not yet delivered or accepted by the customer. Deferred costs represent costs and related to these revenues; for example, costs of goods sold and services provided and sales commission expenses.

Inventories

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. A reserve of $10,438 and $17,182 was recorded as of July 31, 2002, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, and performs ongoing credit evaluations on its customer’s financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collections issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated in a relatively few number of customers, a significant change in liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivables and future operating results.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets

Intangible assets consist of goodwill, intellectual property, licenses, and capitalized software. Other long-lived assets consist primarily of property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. The carrying value of goodwill and other intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment. Factors which the Company considers important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The Company determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has ceased amortizing goodwill as of August 1, 2002 and will annually review the goodwill for potential impairment, as well as on an event-driven basis, using a fair value approach.

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not more likely than not, a valuation allowance must be established. To the extent a valuation allowance is established, the Company must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes could be materially impacted.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

Product revenue for fiscal 2003 was $442.3 million as compared with $270.1 million in fiscal 2002, and increase of $172.2 or 64%. The increase was primarily due to an increase of $182.7 million in sales of Imaging Technology Products, offset by a reduction in sales of Signal Processing Technology Products in the amount of $10.5 million due primarily to lower demand for embedded multiprocessing equipment. Of the increased sales amount, $170.6 million represents increased sales of EXACT systems and spare parts, $15.6 million represents sales by the newly acquired subsidiary Sound Technology Inc. (“STI”), $20.0 million represents sales due to increased demand for the Company’s Data Acquisition Systems and $12.9 million represents sales from increased demand for the Company’s cardiovascular and ultrasound imaging systems. These medical and security imaging revenues were partially offset by a decrease of $34.0 million primarily due to a reduction in sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips.

Engineering revenue for fiscal 2003 was $20.9 million compared to $26.5 million in fiscal 2002, a decrease of 21%. The decrease in engineering revenue was primarily due to a decrease in customer funded projects for developing medical and security imaging equipment.

Other revenue of $8.4 million and $9.6 million for fiscal 2003 and 2002, respectively represent revenue from the Company’s hotel operation. The decrease in revenues is mostly the result of lower occupancy.

Cost of product sales was $256.2 million in fiscal 2003 compared to $169.7 in fiscal 2002. Cost of product sales as a percentage of revenue was 58% in fiscal 2003, compared to 63% in fiscal 2002. The decrease in cost of product sales percentage over prior year was primarily attributable to the increase sales of security imaging technology products, which have lower cost of sales then most of the Company’s other products.

Cost of engineering sales was $14.9 million in fiscal 2003 compared with $23.2 million in fiscal 2002. The total cost of engineering sales as a percentage of engineering revenue decreased to 71% in fiscal 2003 from 88% in fiscal 2002. This percentage decrease was primarily attributable to license revenue recognized in fiscal 2003 for which there was no associated cost.

Other costs of sales were $4.7 million and $5.2 million from the Company’s hotel operation for fiscal 2003 and 2002, respectively.

Research and product development expenses were $55.1 million in fiscal 2003, or 12% of total revenue, compared to $39.1 million in fiscal 2002, or 13% of total revenue. The increase in research and product development expenses of $16.0 million was due to the Company continuing to focus substantial resources in developing new generations of medial imaging equipment, including innovative CT systems for niche markets, advanced digital x-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security-imaging systems for a variety of applications. The Company is in the initial stages of testing prototypes of automated, CT-based portal screening systems that can scan carry-on baggage at airports, “carry-in” baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security needs in the United States and abroad.

Selling and marketing expenses were $34.9 million in fiscal 2003, or 7% of total revenue, as compared to $32.5 million in fiscal 2002, or 11% of total revenue. The increase in selling and marketing expenses of $2.4 million was mainly attributable to exchange rate differential for our B-K Medical subsidiary in Denmark.

General and administration expenses were $36.0 million in fiscal 2003, or 8% of total revenue, compared to $29.3 million in fiscal 2002 or 10% of total revenue. The increase of $6.7 million was primarily attributable to increased salaries and related payroll expenses of approximately $1.3 million, amortization of approximately $2.1 million related to acquired intangible assets, and approximately $1.3 million related to incremental costs due the acquisition of Sound Technology Inc. and VMI Medical, Inc. Also, included in general and administrative expenses was a provision for bad debt of approximately $2.4 million, of which $1.6 million was related to Shenzen Anke High-Tech Co. Ltd. (“SAHCO”), and approximately $0.7 million in connection with an unsecured note from an unrelated party, which the Company deemed uncollectible.

Computer software costs of $3.5 million and $2.4 million were capitalized in fiscal 2003 and 2002 respectively. Amortization of capitalized software costs amounted to $1.8 million in both fiscal years 2003 and 2002, and is included in the product cost of sales.

Interest income for fiscal 2003 was $5.0 million compared to $4.4 million for fiscal 2002. The increase of $0.6 million was primarily the result of higher invested cash balances partially offset by lower affective interest rate on short term investments.

The Company recorded a loss of $2.5 million related to equity in unconsolidated affiliates in fiscal 2003 compared to a gain of $0.6 million for fiscal 2002. The equity loss in fiscal 2003 consists primarily of losses of $1.1 million and $1.5 million reflecting the Company’s share of losses in SAHCO and Cedara Software Corporation, respectively. The equity gain in fiscal 2002 consists primarily of gains of $1.4 million and $0.6 million reflecting the Company’s share of gains in Enhanced CT Technology LLC and Cedara Software Corporation, respectively, partially offset by an equity loss of $1.3 million reflecting the Company’s share of losses in SAHCO.

Other income was $5.8 million in fiscal 2003, compared with $0.8 in fiscal 2002. Other income in fiscal 2003 includes $3.9 million of currency exchange gain resulting from the weakening U.S. dollars, primarily due to $1.8 million gain on U.S. dollar loans to the Company’s Danish subsidiary, and a $2.1 million gain on U.S. dollar loans to the Company’s Canadian subsidiary, and $1.6 million gain from the sale of a building the Company owned in Peabody, Massachusetts to a related party.

The effective tax rate for fiscal 2003 was 36.3% compared to 20.5% in fiscal 2002. The increase was due primarily to the lower impact related to the benefit realized from tax exempt interest and extraterritorial income benefit on a higher pretax income when compared to 2002.

Net income for fiscal 2003 was $49.5 million compared to $3.0 million in fiscal 2002. Basic earnings per share were $3.74 compared to $0.23 in fiscal 2002. Diluted earnings per share were $3.70 in fiscal 2003 compared to $0.23 in fiscal 2002. The increase in net income over the prior year’s period was primarily the result of increased revenue and profit derived from the sale of EXACT systems. The prior year income included a pre-tax asset impairment charge of $8.9 million related to the writedown of certain assets of the Company’s telecommunications subsidiary Anatel and the Company’s Test and Measurement Division.

Fiscal 2002 Compared to Fiscal 2001

Product revenue for fiscal 2002 was $270.1 million as compared with $311.7 million in fiscal 2001, a decrease of $41.6 million or 13%. The decrease was primarily due to a reduction in the sale of Medical Instrumentation Technology Products of $31.0 million, or 13%, attributed to lower demand for the Company’s cardiovascular, patient monitoring systems and medical imaging equipment; and a decrease in the sale for its Signal Processing Technology Products of $40.7 million, or 60%, due primarily to the decline in the demand for its semi-conductor Automatic Test Equipment (ATE) boards. These reductions in product revenue were offset by an increase in sales of Security Imaging Technology Products of $30.0 million, from $1.5 million sales in the prior year, due to shipments of the Company’s EXACT systems, spare parts and components.

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

During fiscal year 2002, the Company recorded asset impairment charges totaling $8.9 million on a pre-tax basis. As a result of the continued decline in the economic and business conditions in the telecommunications industry, Analogic decided to terminate activities related to Anatel, the Company’s wholly owned telecommunications subsidiary. The Company recorded a pre-tax charge of $1.9 million related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $0.6 million related to obsolete inventory, as well as a pre-tax charge of $1.1 million related to capitalized software, has been recorded as those assets have been deemed to be unrecoverable. During fiscal 2001, the Company made the decision to reorganize Anatel and focus on a limited number of products. In connection with this decision, the Company recognized asset impairment charges of $3.2 million in fiscal 2001 attributable to certain assets of Anatel. The Company also decided to discontinue the sales of certain of its older and unprofitable product lines within its semi-conductor test equipment business in order to focus its resources on potential growth areas within this business. As a result, the Company recorded a pre-tax charge of $0.9 million in fiscal 2002 related to the impairment of purchased intangibles and other long-lived assets. The impairment charge is equal to the amount by which the assets’ carrying value exceeded the present value of their estimated discounted cash flows. Additionally, a pre-tax charge of $3.6 million related to excess and obsolete test equipment inventory, as well as a pre-tax charge of $0.8 million related to capitalized software, were recorded in fiscal 2002 as those assets were deemed to be unrecoverable. The Company also incurred immaterial costs related to involuntary terminations and other related activities. The entire amount of each charge has been recorded within the cost of sales section of the Company’s Consolidated Statements of Income. The inventory reserve established in fiscal year 2002 and in fiscal year 2001, as part of the activities noted above, totaled $5.7 million. A total of $1.3 million of this inventory was scrapped and charged to the reserve during fiscal 2002.

Research and development expenses were $39.1 million in fiscal 2002, or 13% of total revenue, compared to $39.6 million or 11% of total revenue in fiscal 2001. Research and development expenses remained unchanged in fiscal 2002 even though revenue decreased for the period, as the Company continues the development of health and security imaging systems.

Selling and marketing expenses were $32.5 million in fiscal 2002, compared to $32.6 in fiscal 2001. Although selling and marketing expenses remained unchanged while revenue declined, the Company continues to expand its activities in the end user market primarily through the Company’s subsidiaries Camtronics and B-K Medical. The percentage of selling and marketing expenses to total revenue increased to 11% in fiscal 2002 from 9% in fiscal 2001, due to lower revenue for the period.

General and administrative expenses were $29.3 million in fiscal 2002, compared to $32.8 million in fiscal 2001. The decrease of $3.5 million was primarily due to the Company’s cost reduction and containment initiatives, including reductions in staff and discretionary expenditures. As a percentage of total revenues, general and administrative expenses were 10% in fiscal 2002 and 9% in fiscal 2001.

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

The Company recorded income related to equity in unconsolidated affiliates of $0.6 million in fiscal 2002 compared to income of $1.9 million in fiscal 2001. The decrease of $1.3 million was due to a loss recognized from its investment in Shenzen Anke High-Tech Co., Ltd in fiscal 2002.

The effective tax rate for fiscal 2002 was 21% compared to 29% in fiscal 2001. The decrease was due primarily to the higher percentage impact related to the benefit realized from tax exempt interest on a lower dollar base of pretax income, when compared to 2001.

Net income for fiscal 2002 was $3.0 million compared to $13.6 million in fiscal 2001. Net income for fiscal 2002 included an asset impairment pre-tax charge of $8.9 million related to the writedown of certain assets of the Company’s telecommunications subsidiary Anatel and the Company’s Test and Measurement Division. Net income in fiscal 2001 included an asset impairment pre-tax charge of $3.2 million related to Anatel. Basic earnings per share were $0.23 in fiscal 2002 compared to $1.05 for fiscal 2001. Diluted earnings per share were $0.23 in fiscal 2002 compared to $1.04 for fiscal 2001.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $178.0 million and $181.8 million at July 31, 2003 and 2002, respectively. Working capital was $246.5 million and $214.2 million at July 31, 2003 and 2002, respectively. The Company was able to maintain cash and cash equivalents and marketable securities of $178.0 million at July 31, 2003 due primarily to positive cash flow resulting from fiscal year 2003 net income of $49.5 ,million and depreciation expense of $20.2 million offset by reductions in cash flow from business acquisitions of $12.8 million, additions to property, plant and equipment of $16.4 million, and net operating assets and liabilities of $39.5 million. The Company’s balance sheet reflects a current ratio of 3.8 to 1 at July 31, 2003 compared to 2.9 to 1 at July 31, 2002. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash.

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

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2003 due to the short maturities of these instruments.

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

Cash flow provided from operations was $35.4 million in fiscal 2003, $94.8 million in fiscal 2002 and $27.5 million in fiscal 2001. The decrease in cash flows from operations in fiscal 2003 over fiscal 2002 of $59.4 million, was primarily the result of a decrease in advance payments and deferred revenues consisting primarily of a $50.6 million advance received for the purchase of certain long-lead-time components in the prior fiscal year related to the Company’s EXACT contract, a decrease in accounts receivable of $9.2 million due to increased collections efforts partially offset by an increase in net income for the year. The increase in cash flow from operations in fiscal 2002 over 2001 was primarily the result of an increase in advance payments and deferred revenues consisting primarily of $50.6 million in advance receivable for the purchase of certain long-lead-time components and $7.9 million of ramp-up monies related to the Company’s EXACT contract.

Net cash used in investing activities was $18.1 million in fiscal 2003, compared to $15.0 million in fiscal 2002 and $8.0 million in fiscal 2001. The cash used in fiscal 2003 was primarily due to investments in Sound Technology Inc. of $9.9 million, VMI Medical of $1.1 million, FTNI of $1.8 million and PhotoDetection Systems Inc. of $6.0 million; partially offset by $3.3 million of proceeds from the sale of the property, plant and equipment, primarily due to $3.2 million from the sale of a building located in Peabody, Massachusetts.

Net cash provided by financing activities was $0.8 million in fiscal 2003, versus net cash used for financing activities of $3.1 million and $2.8 million in fiscal 2002 and fiscal 2001. The cash provided in fiscal 2003 was primarily due to $5.5 million received from the issuance of shares upon the exercise of stock options and under the employee stock purchase plan, partially offset by $4.3 million of dividends paid to shareholders.

The Company’s contractual obligations at July 31, 2003, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows (in thousands):

	Mortgage Payable (1)	Capital Leases (1)	Operating Leases		Other Commitments (3)	Total
			Haverhill (2)	Other
Fiscal Year Ended:
2004	$1,396	$310	$1,574	$2,201	$416	$5,897
2005	352	277	917	1,186		2,732
2006	352	157		749		1,258
2007	352	43		609		1,004
2008	352	32		551		935
Thereafter	3,287					3,287

Total	$6,091	$819	$2,491	$5,296	$416	$15,113

(1)	Mortgage and capital lease contractual obligations include both principal and associated interest costs.

(2)	Lease costs associated with the Haverhill facility will be funded by ramp-up monies previously received by the Company in connection with the EXACT system order.

(3)	Other commitments represent commitments to suppliers for the production of raw materials and inventory components related to the EXACT system order.

The Company currently has approximately $30.0 million in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings in fiscal 2003 or in fiscal 2002. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender through a provision of a credit facility for approximately $10.7 million.

The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements far in excess of the next 12 months.

Impact of Inflation

Overall, inflation has not had a material impact on the Company’s operations during the past three fiscal years.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) the principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and, have been adopted by the Company as of January 1, 2003.

In November 2002, the EITF reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the pronouncement will have a material impact on its financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003 the FASB deferred the effective date for applying the provision of FIN 46 until the first interim or annual period ending after December 15, 2003. The Company is still assessing the impact on its financial position or results of operations.

On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the pronouncement will have a material impact on its financial position or results of operations.

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristic of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in our share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company does not expect that the pronouncement will have a material impact on its financial position or results of operations.

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

	Year Ended July 31,
	2003	2002	2001
L-3 Communication	43%	9%	1%
General Electric	9%	12%	11%
Toshiba	7%	5%	7%
Philips	4%	18%	23%
Ten largest customers as a group	77%	67%	63%

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

We order raw materials and components to complete our customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronics components. If a significant shortage of raw materials or components were to occur, we might have to delay shipments or pay premium pricing, which could adversely affect our operating results. In some cases, supply shortages of particular components will substantially curtail production of products using these components. We are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results. We also depend on a small number of suppliers, some of which are affiliated with customers or competitors and others of which may be small, poorly financed companies, for many of the other raw materials and components that we use in our business. If we are unable to continue to purchase these raw materials and components from our suppliers, our operating results could be adversely affected. Because many of our costs are fixed, our margins depend on our volume of output at our facilities and a reduction in volume could adversely affect our margins.

If we are left with excess inventory, our operating results will be adversely affected.

Because of long lead times and specialized product designs, we typically purchase components and manufacture products for customer orders or in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the products we are manufacturing, our customers might not purchase all the products we have manufactured or for which we have purchased components. In either event, we would attempt to recoup our materials and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent we are unsuccessful in recouping our material and manufacturing costs, not only would our net sales be adversely affected, but also our operating results would be disproportionately adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.

Uncertainties and adverse trends affecting our industry or any of our major customers may adversely affect our operating results.

Our business depends primarily on a specific segment of the electronics industry, medical and security imaging technology products, which is subject to rapid technological change and pricing and margin pressure. This industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase and use of medical and security related capital equipment could also affect our sales. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry in general, or any of our major customers in particular, might adversely affect our operating results. Our businesses outside the medical instrumentation and security technology product sectors are subject to the same or greater technological and cyclical pressures.

Our customers’ delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for their products could have a material adverse effect on our business.

Our products are used by a number of our customers in the production of medical devices that are subject to a high level of regulatory oversight. A delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for products could have a material adverse effect on our business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, may be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance or approval by the FDA. Medical devices sold in the United States must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacture, packing, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacture, sale and use of medical devices. Medical device products are also subject to approval and regulation by foreign regulatory and safety agencies.

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

If we are not successful in completing acquisitions that we may pursue in the future, we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us. In addition, substantial portions of our available cash might be utilized as consideration for these acquisitions.

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

Our annual and quarterly results may vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of our Common Stock would likely decline. These factors include:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;

•	introduction and market acceptance of our customers’ new products;

•	changes in demand for our customers’ existing products;

•	the timing of our expenditures in anticipation of future orders;

•	effectiveness in managing our manufacturing processes;

•	changes in competitive and economic conditions generally or in our customers’ markets;

•	changes in the cost or availability of components or skilled labor;

•	foreign currency exposure; and

•	investor and analyst perceptions of events affecting the Company, our competitors and/or our industry.

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

One stockholder has a substantial interest in Analogic

As of August 31, 2003, the Bernard M. Gordon Charitable Remainder Unitrust owned approximately 17% of Analogic’s outstanding Common Stock. Bernard M. Gordon, Chairman of the Board of Directors and Executive Chairman of Analogic, and Julian Soshnick, Vice President of Analogic, serve as trustees of this trust and have full power to vote or dispose of the shares held by the trust. The trust, based on its ownership interest in Analogic, has the ability to exert substantial influence over the actions of Analogic.

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

The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income for fiscal 2003 was $5,035. An interest rate change of 10% would not have a material impact to the fair value of the portfolio or to future earnings.

The Company’s three largest customers in fiscal 2003, each of which is a significant and valued customer, were L-3 Communications, General Electric and Toshiba which accounted for approximately 43.1%, 9.0%, and 6.6%, respectively, of product and engineering revenue for the fiscal year ended July 31, 2003. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Part IV, Item 15 in this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 31, 2003. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of July 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that is files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to July 31, 2003, in the course of the preparation and audit of the Company’s financial statements for the fiscal year ended July 31, 2003, the Company identified certain transactions that had been accounted for utilizing incorrect accounting standards. The Company has amended its Annual Reports on Form 10-K for the fiscal years ended July 31, 2001 and 2002, and Quarterly Reports on Form 10-Q for each of the quarters within the fiscal years ended July 31, 2001, 2002 and 2003 to reflect the appropriate accounting for these transactions, and has implemented improvements to its controls and procedures to prevent a reoccurrence of such issues.

Because the improvements to its controls and procedures were implemented subsequent to July 31, 2003, they will be disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, rather than as part of this Annual Report on Form 10-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table lists the directors of the Company:

Name	Age	Director Since	Expiration Of Term*	Other Offices Held
Bernard M. Gordon	76	1969	2004	Chairman of the Board
John A. Tarello	72	1979	2004	—
M. Ross Brown	68	1984	2005	—
Edward F. Voboril	60	1990	2005	—
Gerald L. Wilson	64	1980	2004	—
Bruce W. Steinhauer	70	1993	2006	—
Julian Soshnick	71	2001	2006	Vice President
Michael T. Modic	53	2001	2005	—

*The Board of Directors is divided into three classes, each having a three-year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

The following table lists the executive officers of the Company:

Name	Age	Office Held	Date Since Office Has Been Held
Bernard M. Gordon	76	Chairman of the Board and Executive Chairman	1969
John W. Wood Jr. (1)	59	President and Chief Executive Officer	2003
John J. Millerick	55	Senior Vice President, Chief Financial Officer and Treasurer	2000
Julian Soshnick	71	Vice President	2001
Alex A. Van Adzin (2)	51	Vice President, General Counsel and Clerk	2003

(1)	Mr. Wood was appointed as President in April 2003 and Chief Executive Officer in August 2003.

Each such officer is elected for a term continuing until the first meeting of the Board of Directors following the Annual Meeting of Stockholders, and in the case of the President, Treasurer and Clerk, until their successors are chosen and qualified; provided that the Board may remove any officer with or without cause.

(2)	Mr. Van Adzin joined the Company in October 2003.

There are no family relationships among any of the directors or executive officers of the Company.

Bernard M. Gordon has been the Chairman of the Board of Directors of the Company since 1969 and was President from 1980 to 1995 and from February 2002 to April 2003. Mr. Gordon has been Executive Chairman since February 2002 and Chief Executive Officer from February 2002 to August 2003. Mr. Gordon is also Chairman of the Board of Directors of the Lahey Clinic. Mr. Gordon is a director of Cedara Software Corporation.

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

Julian Soshnick joined the Company in October 1981 as General Counsel and served as a Vice President since July 1982 and Clerk since 1988 before retiring from these positions in January 2001 upon his election as a Director. Mr. Soshnick was reappointed Vice President, General Counsel and Clerk in October 2001. Mr. Soshnick resigned his position as General Counsel and Clerk on October 27, 2003. He continues to serve as a Vice President of the Company.

Dr. Michael T. Modic has been Chairman of the Division of Radiology at the Cleveland Clinic Foundation in Cleveland, Ohio since 1989 and has been on its Board of Governors since 2000. Dr. Modic also has been a Professor of Radiology at The Ohio State University College of Medicine and Public Health since 1993.

John W. Wood Jr. joined the Company as President in April 2003 and was appointed Chief Executive Officer on August 2003. He served as President of Peek Ltd., a developer and supplier of electronics for traffic and transport and a division of Thermo Electron Corporation, from 1998 to 2001, and as a Senior Vice President of Thermo Electron Corporation, a developer and manufacturer of high-tech instruments in the life sciences and other industries from 1995 to 1998. Prior to that he served for a number of years as President and Chief Executive Officer of Thermedics, a manufacturer of detection instruments for security and quality assurance applications and biomedical materials and products and a subsidiary of Thermo Electron Corporation.

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

Alex A. Van Adzin joined the Company as Vice President, General Counsel and Clerk in October 2003. Mr. Van Adzin was previously Senior Vice President and General Counsel at ManagedComp, Inc., a managed care workers’ compensation company, from 2001 to 2002. Prior to that, he was Corporate Counsel at the Liberty Mutual Group, a diversified financial services company, from 1996 to 2001. Before joining Liberty Mutual Group, Mr. Van Adzin was Vice President and Corporate Counsel at Abex Inc., a diversified aerospace and automotive products company, from 1990 to 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

Upon review of the forms and representations furnished to the Company pursuant to Item 405 of Regulation S-K, the Company identifies Edmund F. Becker, Jr., Vice President, as the only “reporting person” (as defined in said Item 405) who failed to file on a timely basis a report required by Section 16(a) of the Securities Exchange Act of 1934 since the beginning of fiscal 2003. Mr. Becker was one day late in filing a Form 4.

Audit Committee Financial Expert

The Company has determined that it has at least one “audit committee financial expert” (as defined in Item 401 (h) (2) of Regulation S-K) on the Audit Committee of the Board of Directors, Edward F. Voboril. Mr. Voboril is “independent” from management, as “independent” is defined in Item 7 (d) (3) (iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics. A copy of the Company’s Code of Ethics may be obtained without charge upon written request to: Analogic Corporation, 8 Centennial Drive, Peabody, Massachusetts 01960, Attn: Clerk.

Item 11.    Executive Compensation

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for each person who served as Chief Executive Officer during fiscal 2003 and each of the executive officers of the Company in fiscal 2003 (“Named Officers”) for services rendered in all capacities for the last three fiscal years.

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonuses		Other Annual Compensation(A)		Total Annual Compensation	Restricted Stock Awards (B) (C)		Stock Options (D)	All Other Compensation (E)
Bernard M. Gordon Chairman of the Board and Executive Chairman	2003 2002 2001	$350,000 165,600 350,000	$	— — 30,000	$	— — 10,800	$350,000 165,600 390,800		— — —	— — —		— — —
John W. Wood Jr. (1) President and Chief Executive Officer	2003 2002 2001	$24,900 — —		— — —		— — —	$124,900 — —		$1,880,000 — —	— — —		— — —
John J. Millerick Senior Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	$240,000 215,100 220,000		$30,000 — 60,000	$	— — 10,800	$270,000 215,100 290,800		$175,000 — 726,250	— — 10,000	$	— 100 7,300
Julian Soshnick (2) Vice President, General Counsel and Clerk	2003 2002 2001	$240,000 172,600 203,600		$30,000 — 25,000	$	— — 10,800	$270,000 172,600 239,400	$	— 417,300 —	— — —	$	— 1,400 4,300

Notes to Compensation Table

(1)	Mr. Wood, Jr. joined the Company in April 2003.
(2)	Mr. Soshnick retired in January 2001 and returned to the Company as an officer in October 2001, and resigned as General Counsel and Clerk on October 27, 2003.

Notes to Compensation Table (continued)

(A)	Represents car allowances for all executive officers.

(B)

Represents stock grants under the Company’s Key Employee Stock Bonus Plans, pursuant to which Common Stock of the Company may be granted to key employees to encourage them to exert their best efforts on behalf of the Company. Each recipient of the Common Stock pursuant to the Bonus Plan is required to execute a noncom petition agreement in a form satisfactory to the Company. The Bonus Plan is administered by a committee appointed by the Board of Directors consisting of the Chairman of the Board and three other Directors who are not eligible to participate in the Bonus Plan. Generally, the Common Stock granted pursuant to the Bonus Plan is not transferable for a period of three years from the date of the grant and is subject to a risk of forfeiture in the event that the recipient leaves the employ of the Company during this period for any reason. Generally, during the subsequent four-year period, the transfer restrictions will lapse with respect to 25% of the Common Stock for each year the recipient remains in the employ of the Company. Failure to remain in the Company’s employ during all of the subsequent four-year period will result in a forfeiture of shares as to which restrictions on disposition still exist. The Common Stock granted pursuant to the Bonus Plan is held in escrow by the Company until such restrictions on disposition lapse. However, while in escrow, the recipient has the right to vote such shares of Common Stock and to receive any cash dividends thereon. The Board of Directors, acting upon the recommendation of the Stock Bonus Plan Committee, may at the time of grant designate a different schedule upon which the transfer restrictions lapse.

(C)	The following table reflects stock bonus awards for which transfer restrictions had not yet lapsed as of July 31, 2003.

	Shares	Market Value at Date of Grant
John W. Wood Jr.	40,000	1,880,000
John J. Millerick	18,333	718,633
Julian Soshnick	1,666	68,273

(D)	Represents options granted pursuant to the Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended on October 12, 2000 and November 16, 2001.

(E)	Represents profit sharing distribution and 401(k) match.

Stock Option Grants in Last Fiscal Year

The following table sets forth information concerning individual grants of options to purchase the Company’s Common Stock made during the fiscal year ended July 31, 2003 to those executive officers named in the table set forth under the heading “Summary Compensation Table” above. Amounts described in the following table under the heading “Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term” represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend upon the further performance of Analogic common stock and the date on which the options are exercised.

Name	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($/share)	Expiration Date
						5%($)	10%($)
Bernard M. Gordon
John W. Wood, Jr.	15,000	(1)	8%	47.00	4/14/2010	286,950	668,850
John J. Millerick
Julian Soshnick

(1)	These options will become exercisable in installments commencing no earlier than two years from the date of the grant and no later than six years from the date of the grant. Unexercised options expire up to seven years from the date of the grant.

Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding stock options exercised during fiscal year 2003 and held by Named Officers as of July 31, 2003.

	Number of Shares Acquired On Exercise	Value Realized	Number of Unexercised Options At Fiscal Year End		Value of Unexercised In-The-Money Options At Fiscal Year End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bernard M. Gordon	—	—	—	—	—	—
John W. Wood, Jr.	—	—	—	15,000	—	$21,450
John J. Millerick	10,000	$146,723	2,501	17,499	$13,268	164,082
Julian Soshnick	—	—	—	—	—	—

(1)	The value of in-the-money options at year-end represents the aggregate difference between the option exercise price and the market value of the common stock at July 31, 2003. “In-the-money” options are options whose exercise price was less than $48.43, the closing price of the common stock on July 31, 2003.

Compensation of Directors

Each Director who is not an employee of the Company is entitled to an annual fee of $15,000 plus a fee of $1,000 per meeting for each meeting of the Board or any Board Committee attended by him, together with reimbursement of travel expenses under certain circumstances. In addition, each director who serves as a chairman of a committee and is not an employee of the Company is entitled to an annual fee of $3,000.

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

The 1997 Plan is administered by members of the Company’s Board of Directors.

Every four (4) years from the date on which a non-employee Director was last granted a non-employee Director option, that non-employee Director shall be granted an option to acquire 5,000 shares, effective as of the date of that fourth anniversary.

Options granted under the 1997 Plan become exercisable in three equal annual installments on each of the first three anniversaries of the date of grant, and expire 10 years after the date of grant. There were no options granted under this plan in fiscal 2003.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Company’s Board of Directors during fiscal 2003 were Mr. Voboril, Dr. Wilson and Dr. Steinhauer. No executive officer of the Company has served as a director or member of the Compensation Committee of any other company whose executive officers serve as a member of the Company’s Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as to all persons (including any “group”, as defined in section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to have owned beneficially 5% or more of its Common Stock, as of June 30, 2003 and August 31, 2003:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Bernard M. Gordon Charitable Remainder Unitrust	2,317,015 shares (1)	17.2%
Bernard M. Gordon and Julian Soshnick, Trustees 8 Centennial Drive Peabody, MA 01960
T. Rowe Price	953,400 shares (2)	7.1%
100 East Pratt Street
Baltimore, MD 21202
Barclays Global Investors, N.A.	1,120,056 shares (2)	8.3%
45 Fremont Street
San Francisco, CA 94105

(1)	Mr. Gordon serves as Trustee of the Bernard Gordon Charitable Remainder Unitrust (the “Trust”) along with Julian Soshnick. The Trustees, acting by a majority, have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to The Gordon Foundation, a section 501(c)(3) trust under the United States Internal Revenue Code formed by Mr. Gordon with its principal office located at 8 Centennial Drive, Peabody, Massachusetts. The total shares reported above as of August 31, 2003 include 15,613 shares owned by the Gordon Foundation.

(2)	The Company has been advised informally that T. Rowe Price and Barclays Global Investors, N.A. in their capacity as investment advisors may be deemed beneficial owners on June 30, 2003, of 953,400 shares, or 7.1% of the Company’s Common Stock and 1,120,056 shares, or 8.3% of the Company’s Common Stock, respectively.

(3)	The percent of class has been calculated using the most currently available information. Total common stock outstanding at June 30, 2003 and August 31, 2003 was 13,489,205 shares and 13,495,630 shares, respectively.

The following table sets forth information as to ownership of the Company’s Common Stock, by its Directors by each of its Named Officers and by all Directors and current executive officers as a group, as of August 31 2003:

Identity of Person	Amount and Nature of Beneficial Ownership (1)	Percent Of Class
Bernard M. Gordon	2,317,015 shares (2)	17.2%
John W. Wood Jr.	40,000 shares (3)	*
John A. Tarello	5,000 shares (4)	*
M. Ross Brown	5,000 shares (5)	*
Edward F. Voboril	10,000 shares (6)	*
Gerald L. Wilson	12,000 shares (7)	*
Bruce W. Steinhauer	10,000 shares (8)	*
Julian Soshnick	5,000 shares (9)	*
Michael T. Modic	3,334 shares (10)	*
John J. Millerick	20,834 shares (11)	*
All Directors and current executive officers as a group (10 persons)	2,428,183 shares (12)	18.0%

*	Represents less than 1% ownership

(1)	The amounts shown are based upon information furnished by the individual directors and officers. Unless otherwise noted, the beneficial owners have sole voting and investment power with respect to the shares listed.

(2)	Mr. Gordon serves as Trustee of the Bernard Gordon Charitable Remainder Unitrust (the “Trust”) along with Julian Soshnick. The Trustees, acting by a majority, have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to the Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 8 Centennial Drive, Peabody, Massachusetts. The total shares reported above include 15,613 shares owned by the Gordon Foundation and there are no shares issuable upon exercise of options exercisable within 60 days of August 31, 2003.

(3)	Includes 0 shares issuable upon exercise of option exercisable within 60 days of August 31, 2003.

(4)	Includes 5,000 shares issuable upon exercise of options excisable within 60 days of August 31, 2003.

(5)	Includes 5,000 shares issuable upon exercise of options excisable within 60 days of August 31, 2003.

(6)	Includes 10,000 shares issuable upon exercise of options excisable within 60 days of August 31, 2003.

(7)	Includes 10,000 shares issuable upon exercise of options excisable within 60 days of August 31, 2003.

(8)	Includes 10,000 shares issuable upon exercise of options excisable within 60 days of August 31, 2003.

(9)	Includes 0 shares issuable upon exercise of options excisable within 60 days of August 31, 2003.

(10)	Includes 3,334 shares issuable upon exercise of options excisable within 60 days of August 31, 2003.

(11)	Includes 2,501 shares issuable upon exercise of options excisable within 60 days of August 31, 2003.

(12)	Includes 50,835 shares issuable upon exercise of options excisable within 60 days of August 31, 2003.

The following table provides information about the shares of common stock authorized for issuance under the Company’s equity compensation plans as of July 31, 2003:

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	796,331	$39.99	928,035	(1)

Equity compensation plans not approved by security holders	0	NA	0

Total	796,331	$39.39	928,035	(1)

(1)	Includes 528,510 shares issuable under the Company’s Employee Stock Purchase Plan in connection with current and future offering periods under that plan.

Item 13.    Certain Relationships and Related Transactions

Mr. Bernard M. Gordon owns a 48% interest and Mr. Bernard L. Friedman, the Company’s former Vice Chairman of the Board (Mr. Friedman resigned on July 31, 1993), owns a 52% interest in a limited partnership (Audubon Realty), which owns a facility located at 360 Audubon Road, Wakefield, Massachusetts, which is leased by the Company for a term which will expire on January 31, 2004. This facility has been utilized by the Company for manufacturing and office space since May 1, 1981. The annual rent for this facility is $398,000. The Wakefield facility is leased on a net lease basis, and accordingly the Company pays, in addition to the above rental payments, all taxes, maintenance, insurance, and other costs relating to the leased premises. The Company does not intend to renew this lease.

The terms of the lease agreement, at the time it was executed, were at least as favorable as those that could have been obtained from unaffiliated third parties. Prior to execution of such lease, two independent appraisals were obtained in order to establish the fair market rate for subject premises. A rent, in each case discounted below the fair market rate established by the appraisals, was then agreed upon by the parties.

The lease incorporated periodic rent escalation clauses, based upon the Consumer Price Index. At the present time, the rent that the Company is paying under the Wakefield, Massachusetts lease reflects fair rental value for the property.

See Note 11 of Notes to Consolidated Financial Statements for further information as to the leases.

On July 29, 2003, the Company sold to 6 Centennial LLC, a modern two story office building containing a total of approximately 49,000 square feet of manufacturing and office space. The building is located in Peabody, Massachusetts adjacent to the Company’s principal executive offices. The sale price was $3.15 million. The building had been leased to unrelated third parties tenants since its acquisition by the Company in 1993. 6 Centennial LLC is a Massachusetts limited liability company wholly-owned by the Bernard Gordon Charitable Remainder Unitrust, of which the trustees are Bernard M. Gordon, the Company’s Chairman of the Board, and Julian Soshnick, the Company’s Vice President. An independent appraisal obtained by the Company prior to the sale established the fair market value of the property at $3.2 million. The Company paid no broker’s fee in connection with the sale. The Company realized a gain of $1.6 million on the sale of this property.

During the fiscal year ended July 31, 2003, the Company paid to M. Ross Brown, a director of the Company, a total of $47,000 in consulting fees for services rendered in connection with the 100,000 square foot addition being made to the Company’s headquarters and certain renovations and refurbishment of the Company’s hotel to be performed by a Marriott subsidiary.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

			Page Number
(a)	1.	Financial Statements

		Report of Independent Auditors	36

		Consolidated Balance Sheets at July 31, 2003 and 2002	37

		Consolidated Statements of Income for the years ended July 31, 2003, 2002 and 2001	38

		Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2003, 2002 and 2001	39

		Consolidated Statements of Cash Flows for the years ended July 31, 2003 2002 and 2001	40

		Notes to Consolidated Financial Statements	41-66

	2.	Financial Statement Schedule II.—Valuation and Qualifying Accounts	67

		Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto

	3.	Exhibits—See Index to Exhibits	68-70

(b)		Report on Form 8-K

		No reports on Form 8-K were filed by the registrant during the quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION

By:	/s/ JOHN W. WOOD JR.

John W. Wood Jr., President and Chief Executive Officer

Date: October 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JOHN W. WOOD JR. John W. Wood Jr.	President and Chief Executive Officer (Principal Executive Officer)	October 28, 2003

/s/ JOHN J. MILLERICK John J. Millerick	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 28, 2003

/s/ BERNARD M. GORDON Bernard M. Gordon	Chairman of the Board	October 28, 2003

/s/ BRUCE W. STEINHAUER Bruce W. Steinhauer	Director	October 28, 2003

/s/ JOHN A. TARELLO John A. Tarello	Director	October 28, 2003

/s/ EDWARD F. VOBORIL Edward F. Voboril	Director	October 28, 2003

/s/ GERALD L. WILSON Gerald L. Wilson	Director	October 28, 2003

/s/ M. ROSS BROWN M. Ross Brown	Director	October 28, 2003

/s/ MICHAEL T. MODIC Michael T. Modic	Director	October 28, 2003

/s/ JULIAN SOSHNICK Julian Soshnick	Director	October 28, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Analogic Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set fourth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

October 13, 2003

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,
Assets	2003	2002
Current assets:
Cash and cash equivalents	$136,806	$123,168
Marketable securities, at market	41,155	58,621
Accounts and notes receivable, net of allowance for doubtful accounts of $4,189 in 2003, and $1,308 in 2002	52,912	57,027
Accounts receivable from affiliates, net	963	4,092
Inventories	69,548	65,128
Costs related to deferred revenue	14,796	2,171
Refundable and deferred income taxes	13,058	11,567
Other current assets	6,069	7,969

Total current assets	335,307	329,743
Property, plant and equipment, net	83,926	79,613
Investments in and advances to affiliated companies	9,577	8,619
Capitalized software, net	6,339	4,333
Goodwill	3,596	258
Intangible assets, net	14,891	6,161
Costs related to deferred revenue	206	8,643
Other assets	2,533	220

Total Assets	$456,375	$437,590

Liabilities and Stockholders’ Equity
Current liabilities:
Mortgage and other notes payable	$1,277	$226
Obligations under capital leases	180	314
Accounts payable, trade	21,162	24,731
Accrued liabilities	24,412	16,948
Deferred revenue	30,084	7,964
Advanced payments and other	5,798	62,244
Accrued income taxes	5,867	3,091

Total current liabilities	88,780	115,518

Long-term liabilities:
Mortgage and other notes payable	3,837	4,069
Obligations under capital leases	327	337
Deferred revenue	1,743	12,886
Deferred income taxes	5,175	2,429

Total long-term liabilities	11,082	19,721

Commitments (Note 9)
Stockholders’ equity:
Common stock, $.05 par value; authorized 30,000,000 shares; issued and outstanding 14,192,036 shares in 2003; 14,126,202 shares in 2002	710	706
Capital in excess of par value	47,229	39,379
Retained earnings	320,328	275,108
Accumulated other comprehensive income	709	(320)
Treasury stock, at cost; 701,156 shares in 2003; 855,154 shares in 2002	(6,777)	(8,313)
Unearned compensation	(5,686)	(4,209)

Total stockholders’ equity	356,513	302,351

Total Liabilities and Stockholders’ Equity	$456,375	$437,590

The accompanying notes are an integral part of these financial statements

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended July 31,
	2003	2002	2001
Net revenue:
Product	$442,256	$270,064	$311,671
Engineering	20,856	26,499	27,706
Other	8,410	9,563	12,762

Total net revenue	471,522	306,126	352,139

Cost of sales:
Product	256,205	169,687	201,516
Engineering	14,897	23,209	23,199
Other	4,738	5,194	6,354
Asset impairment charges		8,883	3,200

Total cost of sales	275,840	206,973	234,269

Gross margin	195,682	99,153	117,870

Operating expenses:
Research and product development	55,099	39,105	39,624
Selling and marketing	34,862	32,500	32,577
General and administrative	35,979	29,253	32,796

	125,940	100,858	104,997

Income from operations	69,742	(1,705)	12,873

Other (income) expense:
Interest income	(5,035)	(4,419)	(5,642)
Interest expense	360	359	240
Equity in unconsolidated affiliates	2,498	(614)	(1,890)
Other, net	(5,756)	(812)	646

	(7,933)	(5,486)	(6,646)

Income before income taxes and minority interest	77,675	3,781	19,519
Provision for income taxes	28,180	775	5,726
Minority interest			205

Net income	$49,495	$3,006	$13,588

Net income per common share:
Basic	$3.74	$0.23	$1.05
Diluted	3.70	0.23	1.04
Weighted-average shares outstanding:
Basic	13,251	13,129	12,950
Diluted	13,394	13,194	13,055

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2003, 2002, 2001

(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, July 31, 2000	13,980,502	$699	$27,703	(1,102,135)	$(11,869)	$(2,781)	$266,127	$(2,118)	$277,761
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	89,200	4	4,557	65,695	802	(3,435)			1,928
Tax benefit of disqualifying dispositions			86						86
Amortization of unearned compensation						976			976
Dividends paid ($0.28 per share)							(3,626)		(3,626)
Shares issued to purchase minority interest in subsidiary			5,552	190,255	2,032				7,584
Adjustment to reporting period of equity investment							(282)		(282)
Other			(41)						(41)
Comprehensive income:
Net income for the year							13,588		13,588
Translation adjustments (net of tax of $485)								(738)	(738)
Unrealized marketable securities gains and losses (net of tax of $824)								1,258	1,258

Total Comprehensive Income									14,108

Balance, July 31. 2001	14,069,702	703	37,857	(846,185)	(9,035)	(5,240)	275,807	(1,598)	298,494
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	56,500	3	1,065	(8,969)	722	(23)			1,767
Tax benefit of disqualifying dispositions			457						457
Amortization of unearned compensation						1,054			1,054
Dividends paid ($0.29 per share)							(3,705)		(3,705)
Comprehensive income:
Net income for the year							3,006		3,006
Translation adjustments (net of tax of $653)								1,002	1,002
Unrealized marketable securities gains and losses (net of tax of $181)								276	276

Total Comprehensive Income									4,285

Balance, July 31, 2002	14,126,202	706	39,379	(855,154)	(8,313)	(4,209)	275,108	(320)	302,351
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	65,834	4	6,892	153,998	1,536	(2,953)			5,479
Tax benefit of disqualifying dispositions			958						958
Amortization of unearned compensation						1,476			1,476
Dividends paid ($0.32 per share)							(4,275)		(4,275)
Comprehensive income
Net income for the year							49,495		49,495
Translation adjustments (net of tax of $932)								1,416	1,416
Unrealized marketable securities gains and losses (net of tax of $254)								(387)	(387)

Total Comprehensive Income									50,524

Balance, July 31, 2003	14,192,036	$710	$47,229	(701,156)	$(6,777)	$(5,686)	$320,328	$709	$356,513

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended July 31,
	2003	2002	2001
OPERATING ACTIVITIES:

Net income	$49,495	$3,006	$13,588

Adjustments to reconcile net income to net cash provided by operating activities:

Deferred income taxes	(137)	(1,778)	(2,505)

Depreciation and amortization	20,157	15,129	15,560

Minority interest in net income of consolidated subsidiaries			530

Allowance for doubtful accounts and notes receivables	3,908	99	492

Impairment of assets		8,883	3,200

(Gain) loss on sale of property, plant and equipment	(1,561)	86	(109)

Equity (gain) loss in unconsolidated affiliates	3,316	(614)	(1,890)

Compensation from stock grants	1,476	1,054	976

Other than temporary decline in equity investments		142	487

Net changes in operating assets and liabilities	(41,291)	68,757	(2,824)

NET CASH PROVIDED BY OPERATING ACTIVITIES	35,363	94,764	27,505

INVESTING ACTIVITIES:

Investments in and advances to affiliated companies	(6,035)	(10,373)

Return of investment from affiliated company	516	2,302	1,696

Acquisition of businesses, net of cash acquired	(12,750)

Additions to property, plant and equipment	(16,388)	(23,316)	(18,591)

Capitalized software	(3,582)	(2,439)	(3,621)

Proceeds from sale of property, plant and equipment	3,285	91	135

Maturities of marketable securities	16,825	18,735	12,425

NET CASH USED BY INVESTING ACTIVITIES	(18,129)	(15,000)	(7,956)

FINANCING ACTIVITIES:

Payments on debt and capital lease obligations	(453)	(1,146)	(1,076)

Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	5,479	1,766	1,928

Dividends paid to shareholders	(4,275)	(3,705)	(3,626)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	751	(3,085)	(2,774)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,347)	476	106

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,638	77,155	16,881

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	123,168	46,013	29,132

CASH AND CASH EQUIVALENTS, END OF YEAR	$136,806	$123,168	$46,103

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

Significant accounting policies:

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

(b) Basis of presentation:

Certain prior years’ financial statement items have been reclassified to conform to the current year’s presentation and accounting principles generally accepted in the United States of America.

(c) Inventories:

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. A reserve of $10,438 and $17,182 was recorded in fiscal years 2003 and 2002, respectively.

(d) Property, plant and equipment:

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

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

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

(e) Revenue recognition and accounts receivable:

The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software licenses, the Company recognizes revenue in accordance with the AICPA’s Statement of Position 97-2, “Software Revenue Recognition.” The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Software maintenance revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Shipping and handling costs, which are insignificant, are included in revenue. Revenue related to the hotel operations is recognized as services are performed.

The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, and performs ongoing credit evaluations on its customer’s financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collections issues that have been identified.

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

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

Camtronics recognizes revenue in accordance with the provisions of SOP 97-2. SOP 97-2 requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the fair values of those elements or by use of the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, which is determined by the price charged when that element is sold separately (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). Specifically, Camtronics determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which Camtronics charges for these services when sold apart from a software license, and the hardware and sublicensed software based on the prices for these elements when they are sold separately from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence of fair value for the remaining undelivered element is established.

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

Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues related to delivered components of a multiple-element arrangement for which fair value has not been determined for components not yet delivered or accepted by the customer. Deferred costs represent costs and related to these revenues; for example, costs of goods sold and services provided and sales commission expenses.

(f) Capitalized software costs:

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance to SFAS No. 86 “Accounting for the Costs of

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense was $3,541, $1,772 and $1,647 in fiscal 2003, 2002 and 2001, respectively and is included in product cost of sales. The unamortized balance of capitalized software was $6,339 and $4,333 at July 31, 2003 and 2002, respectively.

(g) Warranty costs:

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

(h) Research and product development costs:

Research and product development costs are expensed as incurred and include primarily engineering salaries, overhead and materials used in connection with research and development projects.

(i) Income taxes:

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

(j) Net income per share:

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and restricted stock.

(k) Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. Cash equivalents amounted to approximately $137,000 and $123,000 at July 31, 2003 and 2002, respectively.

(l) Concentration of risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

cash investments and marketable securities in high credit quality financial instruments and by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, and performs ongoing credit evaluations on its customers’ financial condition.

The Company depends on a small number of customers for a large portion of its business, and changes in its customers’ orders may have a significant impact on the Company’s operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on the Company’s operating results. One export customer accounted for approximately $31,000 or 7% of total product and engineering revenue in fiscal 2003, while another export customer accounted for approximately $54,000 or 18% of total product and engineering revenue in fiscal 2002. Of the total product and engineering revenue, one domestic customer accounted for approximately $200,000 or 43% in fiscal 2003, while another domestic customer accounted for approximately $37,000 or 12% in fiscal 2002. The Company’s ten largest customers, including L-3 Communications, General Electric and Toshiba, accounted for approximately 77% of product and engineering revenue during fiscal 2003.

The Company recognized revenue from one customer in 2003 accounting for a total of 43% of total product and engineering revenue. The Company recognized revenue from two customers in 2002 accounting for a total of 18% and 12% of total product and engineering revenue. The Company recognized revenue from two customers in 2001 accounting for a total of 23% and 11% of total product and engineering revenue.

(m) Marketable securities:

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

(n) New accounting pronouncements:

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 and, therefore, has been adopted by the Company on January 1, 2003.

In November 2002, the EITF reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue recognition on arrangements encompassing

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. The Company does not expect that the pronouncement will have a material impact on its financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003 the FASB deferred the effective date for applying the provision of FIN 46 until the first interim or annual period ending after December 15, 2003. The Company is still assessing the impact on its financial position or results of operations.

On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the pronouncement will have a material impact on its financial position or results of operations.

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristic of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in our share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003.

The Company does not expect that the pronouncement will have a material impact on its financial position or results of operations.

(o) Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable; provisions for inventory to reflect net realizable value; estimates of fair value for investments in privately held companies; goodwill and intangible assets; valuation allowances against deferred income tax assets; and accruals for product warranty, other liabilities, and income taxes. Actual results could differ from those estimates.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

(p) Comprehensive income:

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

(q) Stock-based compensation:

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB statement No. 123” in current fiscal year beginning with the quarter ended April 30, 2003. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

	Twelve Months Ended July 31,
	2003	2002	2001
Net income, as reported	$49,495	$3,006	$13,588

Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	937	836	682

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,724)	(3,380)	(2,819)

Pro forma net income	$46,708	$462	$11,451

Earnings per share:
Basic, as reported	$3.74	$0.23	$1.05

Basic, pro forma	$3.52	$0.04	$0.88

Diluted, as reported	$3.70	$0.23	$1.04

Diluted, pro forma	$3.49	$0.04	$0.88

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

(r) Fair value of financial instruments:

The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The fair values of marketable securities are estimated based on quoted market price for these securities.

(s) Impairment of long-lived assets:

The Company evaluates the recoverability of its long-lived assets, primarily fixed assets, in accordance with Statement of Financial Accounting Standards No. 144, (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets.

(t) Segment information:

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) establishes standards for reporting information on operating segments in interim and annual financial statements. The Company’s chief operation decision-makers review the profit and loss of the Company on an aggregate basis and manage the operation of the Company within two operating segments. The Company operates primarily within two segments within the electronics industry: Imaging Technology Products and Signal Processing Technology Products. Imaging technology Products consist primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems. Signal Processing Technology Products consist of Analog to Digital (A/D) converters and supporting modules, and high-speed digital signal processors.

(u) Translation of foreign currencies:

The assets and liabilities of the Company’s foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow), excluding long-term intercompany receivables and investments, are included in operations in the period in which they occur. Foreign exchange transaction gains and losses are included in the results of operations in other income, net. The Company had foreign exchange gains totaling $3,941 and $904 in 2003 and 2002, respectively, and foreign exchange losses totaling $263 in fiscal 2001.

2. Business combinations:

In October 2002, Anrad Corporation, the Company’s wholly owned subsidiary located in Saint-Laurent, Quebec, purchased the remaining 52% of the outstanding common stock of FTNI, Inc. (“FTNI”) for $2,407 in cash. FTNI was founded by three Canadian companies in April 1997 to develop products for medical and industrial applications. Noranda Advanced Materials, which was one of the FTNI founders with a 48% ownership interest, was acquired by the Company in 1999 and renamed Anrad. With the purchase of the remaining shares of FTNI, Anrad has full ownership rights and access to FTNI’s basic technology and

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

intellectual property. Upon completion of this transaction, Anrad’s total investment in FTNI amounted to approximately $2,746 of which approximately $2,019 was determined to be intellectual property and $727 represented the fair value of tangible net assets, primarily cash. The intellectual property will be amortized over its estimated useful life of five years. The supplemental pro-forma information disclosing the results of operations of the Company and FTNI on a combined basis has not been presented due to its immateriality.

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

3. Marketable securities:

Marketable securities are categorized as available-for-sale securities and summarized as follows:

	Gross Unrealized
July 31, 2003	Cost	Gain	Loss	Fair Value
Debt securities issued by various state and local municipalities and agencies	$39,565	$1,590	$—	$41,155

July 31, 2002
Debt securities issued by various state and local municipalities and agencies	$56,390	$2,231	$—	$58,621

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

The cost and estimated fair value of current debt securities at July 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

	Cost	Fair Value
Debt securities:
Due in one year or less	$11,000	$11,169
Due after one year through five years	28,565	29,986

Total debt securities	$39,565	$41,155

There are no realized gains or losses on marketable securities as the Company has not sold any marketable securities during the periods presented and cost has approximated fair value at the maturity dates.

4. Explosive Assessment Computed Tomography (“EXACT”) Systems Agreement:

The Company announced in April 2002 that it had entered into an agreement to supply up to 1,000 of its EXACT systems to L-3 Communications’ Security and Detection System division (“L-3”). The EXACT is the core system of L-3’s Examiner 3DX6000 certified Explosive Detection System that was purchased by the United States Transportation Security Administration (“TSA”) and installed at major airports across the United States.

The Company recognized product revenue upon shipment of EXACT systems and spare parts to L-3, at which time all revenue recognition criteria have been met. During the first quarter of fiscal 2003, the Company received firm orders from L-3 for 245 additional systems. These orders brought the total number of systems that had been ordered by L-3 for delivery to the TSA to 425. The Company shipped all 425 EXACT systems by December 31, 2002; 54 systems in the fourth quarter of fiscal 2002 and 371 systems in the first and second quarters of fiscal year 2003. In addition, in December 2002, the Company received a purchase order from L-3 to deliver an additional 75 EXACT systems during the remainder of fiscal 2003 for foreign and other anticipated orders. The Company shipped all of these systems as of July 31, 2003.

The Company recorded cash received from L-3 for the purchase of long-lead-time inventory components as advance payments within the liabilities section of the balance sheet. These payments are not recognized as revenue until the systems for which the inventory components relate to have been shipped. As of July 31, 2003, the Company had no remaining balance recorded within advance payments related to long-lead purchases.

The agreement also provided for the Company to receive $22,000 of ramp-up funds for the purpose of leasing and fitting up a facility and ensuring the availability of key critical raw material and inventory components from suppliers to meet the production and volume requirements of this contract. These costs incurred and assets purchased have been fully reimbursed by L-3. The Company has not recorded any revenues, costs or assets related to these ramp-up funds. All cash received for ramp-up activities is recorded within the advance payments and deferred revenue account within the liability section of the balance sheet. These liabilities are reduced as the cash is spent on these activities. As of July 31, 2003, the Company had a balance of $3,650 of unexpended ramp-up funds recorded within the advance payments and deferred revenue account.

In addition to the $22,000 of ramp-up funds provided by L-3 on behalf of the TSA, the Company has spent approximately $5,700 of its own funds for the purchase of manufacturing and office equipment, which was capitalized during fiscal year 2003.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

5. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,
	2003	2002
Inventories:
Raw materials	$37,155	$34,753
Work-in-process	15,003	19,882
Finished goods	17,390	10,493

	$69,548	$65,128

Property, plant and equipment:
Land and land improvements	$6,332	$6,503
Buildings and improvements	62,848	58,735
Property under capital lease	1,555	1,503
Leasehold and capital lease improvements	3,322	2,594
Manufacturing equipment	108,517	96,590
Furniture, fixtures and computer equipment	45,087	41,052
Motor vehicles	449	498

	228,110	207,475
Less accumulated depreciation and amortization	(144,184)	(127,862)

	$83,926	$79,613

The increase in building and improvements was primarily due to the construction of an addition to the Company’s headquarters.

The increase in manufacturing equipment was primarily due to the production requirements of the EXACT contract and acquired companies.

Depreciation expense was $16,809, $14,380 and $14,148 for fiscal years 2003, 2002 and 2001, respectively.

	July 31,
	2003	2002
Accrued Liabilities:
Accrued employee compensation and benefits	$13,203	$11,036
Accrued warranty	7,302	3,235
Other	3,907	2,677

	$24,412	$16,948

Advance payments and other:
Long-lead-time components		$50,550
Ramp-up funds	$3,650	7,943
Customer deposit	2,148	3,751

	$5,798	$62,244

The decrease in long-lead-time components was due to advance payments received from L-3 and recognized as revenue as the systems to which the components relate have been shipped.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

6. Goodwill and intangible assets:

As of August 1, 2002, Analogic adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. In connection with the adoption of SFAS No. 142, the Company was required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS No. 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The Company assigned the entire balance of goodwill to Imaging Technology Products for the purpose of performing the transitional impairment test. The Company completed its transitional impairment assessment of goodwill on October 31, 2002, and determined that goodwill was not impaired. The Company will perform its assessment of goodwill annually on October 31.

Goodwill increased from $258 at July 31, 2002 to $3,596 at July 31, 2003 due to the goodwill arising from the acquisition of 100% of VMI ($873), 19% of Cedara ($1,290), the remaining 52% of FTNI ($687) and the remaining 18% of Camtronics ($488). The entire goodwill balance is included within the Imaging Technology Products segment. None of the goodwill is deductible for tax purposes.

The following table reflects the net income, as adjusted, of the Company, giving effect to SFAS No. 142 as if it were adopted on August 1, 2001:

	Twelve Months Ended
	July 31,
	2003	2002	2001
Net income, as reported	$49,495	$3,006	$13,588
Add back goodwill amortization expense	—	137	60

Net income, as adjusted	$49,495	$3,143	$13,648

Basic earning per common share:
As reported	$3.74	$0.23	$1.05
As adjusted	3.74	0.24	1.05
Diluted earning per common share:
As reported	$3.70	$0.23	$1.04
As adjusted	3.70	0.24	1.05

Goodwill at July 31, 2003 and July 31, 2002 and the changes in the carrying amount for each of the fiscal years are as follows:

	Imaging Technology Products	Signal Processing Technology Products	Total
Balance as of August 1, 2002	$258	—	$258
Goodwill acquired during the year	$3,338	—	$3,338

Balance as of July 31, 2003	$3,596	—	$3,596

Balance as of August 1, 2001	$431	—	$431
Goodwill amortization	$173	—	$173

Balance as of July 31, 2002	$258	—	$258

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

Intangible assets at July 31, 2003 and July 31, 2002, which will continue to be amortized, consisted of the following:

	July 31, 2003			July 31, 2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizable Intangible Assets:
Software Technology	$9,836	$2,966	$6,870	$7,343	$1,236	$6,107
Intellectual Property	9,346	1,325	8,021	100	46	54

	$19,182	$4,291	$14,891	$7,443	$1,282	$6,161

The software technology increase from July 31, 2002 relates to the technology acquired as part of the VMI Medical, Inc. acquisition. The intellectual property increase from July 31, 2002 relates to intellectual property acquired as part of the STI acquisition of approximately $7,100 and FTNI acquisition of approximately $2,100.

The estimated future amortization expense related to current intangible assets for each of the five succeeding years, is expected to be as follows:

2004	$3,825
2005	3,821
2006	3,821
2007	2,518
2008	906

7. Investment in and advances to affiliated companies:

The Company has a 44.6% equity ownership interest in Shenzhen Anke High-Tech Co., Ltd (SAHCO) located in The People’s Republic of China. During fiscal 2003 the Company recorded $1,125 as its share of losses in SAHCO, as compared to $1,320 in fiscal 2002. The carrying value of this investment was $840 at July 31, 2003, and $1,965 at July 31, 2002. During fiscal 2003 the Company recorded a provision for bad debt of $1,587 for certain old invoices from SAHCO, which the Company deemed uncollectible. At July 31, 2003 and 2002, net receivable from this affiliate were $963 and $4,092 respectively. Sales to SAHCO for fiscal years 2003, 2002 and 2001 were approximately $3,677, $4,037 and$3,237, respectively.

The Company along with another investor each owned a 50% interest in a private company for the design and development of medical imaging equipment. Upon completion of the research and development phase, the private company sold its intellectual property in the form of a license to a newly formed limited liability company called Enhanced CT Technology LLC (“ECTT”), distributed its assets to the Company and the other original investor, and ceased operations. The Company, in conjunction with the other original investor, retains a 50% interest in ECTT, which will receive license related royalties based upon future sales of medical imaging equipment. The Company accounted for this distribution of assets at historical cost and will continue to account for this investment using the equity method of accounting. The Company’s share of profit in the newly formed limited partnership was $159 in fiscal 2003 and $1,429 in fiscal 2002. In addition, ECTT made a cash distribution in the form of return on investment to its owners of $516 and $2,302 in fiscal 2003 and 2002, respectively. The carrying value of the Company’s investment in ECTT was $0 and $357 at July 31, 2003 and 2002, respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems, Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Position Emission Tomography (“PET”), a rapidly growing medical diagnostic imaging modality. PET scanning is a tool in the diagnosis and management of cancer, specifically for detecting early-stage tumors and determining tissue characteristics before and after treatment. In addition the Company also received a convertible promissory note in the principal amount of $1,367 and an exclusive license of PDS technology for non-PET products. The convertible promissory note is convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. If converted, the Company’s equity interest would increase by 9%. Upon PDS achieving certain milestones, the exclusive license of PDS technology will revert back to PDS and the Company will receive a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock. The exercise of this warrant would increase the Company’s equity interest by 20%. The Company, in connection with this transaction, expended a total of $6,035 in cash. The Company’s current equity interest, the potential conversion of the promissory note into Series B Convertible Participating Preferred Stock, and the potential reversion of its exclusive technology license to PDS for the warrant could potentially result in the Company having a 40% equity interest in PDS. Additionally, under certain circumstances in the future, the Company may at its discretion, or may be required to, purchase the remaining 60% equity at its then fair value. The Company has three of the seats on PDS’s seven-person board of directors. The Company accounts for this investment under the equity method due to the Company’s ability to exercise significant influence over operating and financial policies.

In September 2001, the Company acquired 19% interest in Cedara Software Corporation of Mississauga, Ontario, Canada, in return for an equity investment of $7.5 million and other considerations. Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufactures (OEMs) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields as Computed Tomography (CT) and Magnetic Resonance Imaging (MRI). Analogic has guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank for approximately $10.7 million. Analogic has two of the seats on Cedara’s seven person board of directors. As part of the Company’s original investment agreement, Cedara agreed to grant the Company preemptive rights whereby it has the right to maintain a 19% equity interest in the event of certain future issuances of stock by Cedara. On May 3, 2002 the Company acquires an additional 580,641 shares of common stock of Cedara for approximately $0.9 million to maintain the Company’s equity interest at 19%.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

Summarized financial information for all partially-owned equity affiliates at July 31 and for the years then ended is as follows:

		2003	2002
Current assets		$38,619	$36,526
Noncurrent assets		34,968	36,346

		$73,587	$72,872

Current liabilities		44,370	32,259
Noncurrent liabilities		2,107	5,060

		$46,477	$37,319

	2003	2002	2001
Net revenue	$38,195	$36,037	$16,561
Gross margin	19,280	21,901	9,427
Income (loss) from operations	(12,787)	(5,582)	1,995
Net income (loss)	(11,766)	(1,371)	2,560

The carrying amount of the investments approximates the underlying ownership in the net assets of the partially-owned equity affiliates which include SAHCO, ECTT, Cedara Software Corporation, Cardioworks and Photo Detection Systems Inc.

During the fiscal years ended 2003, 2002, and 2001, the Company recognized foreign exchange gain with respect to the inter-company notes of approximately $3,900, $900 for the fiscal years ended 2003 and 2002, respectively, and a loss of approximately $300 for the fiscal year 2001.

8.  Net income per share:

The Company’s reported net income and the number of shares utilized in the net income per share calculations for the fiscal years ending July 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Net income	$49,495	$3,006	$13,588

Weighted average number of common shares outstanding—Basic	13,251,000	13,129,000	12,950,000
Effect of dilutive securities:
Stock options and restricted stock	143,000	65,000	105,000

Weighted average number of common shares outstanding—Diluted	13,394,000	13,194,000	13,055,000

Net income per common share:
Basic	$3.74	$0.23	$1.05
Diluted	3.70	0.23	1.04

Stock options to purchase approximately 74,600, 73,800 and 90,000 shares of common stock were outstanding during the years ended July 31, 2003, 2002, and 2001, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years. Although these stock options were antidilutive in fiscal 2003, 2002, and 2001, they may be dilutive in future years’ calculations.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

9.  Commitments and guarantees:

During the third quarter of fiscal 2003, the Company commenced the construction of a 100,000 square foot addition to its headquarters building in Peabody, Massachusetts. This two-story addition will enable the Company to further consolidate its existing Massachusetts operations and to expand production capacity for its medical and security imaging system business. The building including fit-up is estimated to cost approximately $12,500 and will be financed by internally generated cash.

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

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization, require the Company to indemnify directors of the Company and the Company’s by-laws require the Company to indemnify the present or former directors and officers of the Company, ANALOGIC and also permit indemnification of other employees and agents of the Company for whom the Board of Directors from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Because no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal.

Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of July 31, 2003.

The Company’s standard original equipment manufacturing and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2003.

In fiscal 2002, the Company acquired a 19% interest in Cedara Software Corporation (“Cedara”) of Mississauga, Ontario, Canada. As part of the Company’s investment agreement, the Company has guaranteed certain debt owed by Cedara to its bank lender through the provision of a credit facility with the Company’s principal bank for approximately $10,700 based upon Cedara’s funding requirements. To date, no claims have been asserted against the Company in connection with the guarantee of Cedara’s debt. Accordingly, the Company has no liabilities recorded in connection with the Cedara guarantee as of July 31, 2003.

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

The following table summarizes the activities in the accrued product warranty reserve for the year ended July 31, 2003:

Warranty Reserve
Balance at the beginning of the period	$3,235
Accrual for warranties issued during the period	9,617
Accrual related to pre-existing warranties (including changes in estimate)	(540)
Settlements made in cash or in kind during the period	(5,010)

Balance at the end of the period	$7,302

The Company currently has approximately $30.0 million in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings in fiscal 2003 or in fiscal 2002. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender through a provision of a credit facility for approximately $10,700.

10.  Mortgage and other notes payable:

Mortgage and other notes payable consists of the following:

	July 31,
	2003	2002
3% Mortgage Note Payable, due 2017, payable quarterly, collateralized by land, office and manufacturing facilities located at 8 Centennial Drive Peabody, Massachusetts	$4,070	$4,295
Non-interest bearing note payable due November 2004 for the acquisition of VMI Medical, Inc.	1,044	—

	5,114	4,295
Less current portion	1,277	226

	$3,837	$4,069

Principal maturities in each of the next five fiscal years and thereafter on the above notes are as follows: 2004, $1,277; 2005, $240; 2006, $247; 2007, $254; 2008, $262 and $2,834 thereafter.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

Total interest incurred amounted to $360, $359 and $348 in fiscal 2003, 2002 and 2001, respectively. Of the total interest incurred $0, $0 and $108 was capitalized.

11.  Lease and other commitments with related and non-related third parties:

The Company leased three operating facilities from a partnership in which the Chairman and the former Vice Chairman are partners under leases that have been accounted for as capital leases. One of these leases will expire on January 31, 2004, and the other two leases expired on July 31, 2001. The lease expiring on January 31, 2004 will not be renewed. The leases contain rent escalation clauses based upon cost-of-living adjustments. The rent adjustments were not significant in fiscal 2003, 2002 and 2001.

Property under capital leases is included in property, plant and equipment, as follows:

	July 31,
	2003	2002
Land and buildings	$1,503	$1,503
Less accumulated amortization	(1,503)	(1,430)

Net capital lease assets	$0	$73

Certain of the Company’s subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with the Company’s operating leases was approximately $3,278, $1,986 and $1,423 (net of sublease income of $0, $0 and $872 in fiscal 2003, 2002 and 2001, respectively).

The following is a schedule by year of future minimum lease payments at July 31, 2003:

	Capital Leases	Operating Leases		Other Commitments (2)
Fiscal Year		Haverhill (1)	Other
2004	$245	$1,574	$2,201	$416
2005	212	917	1,186
2006	131		749
2007	43		609
2008	32		551
Thereafter			2,372

	$663	$2,491	$7,668	$416

Less amount representing interest at 8.45%-9.00%	(156)

Present value of minimum lease payments (includes current portion of $180)	$507

(1)	Lease costs associated with the Haverhill facility will be funded by ramp-up monies received by the Company in connection with the EXACT system order.
(2)	Other commitments represent commitments to suppliers for the production of raw materials and inventory components related to the EXACT system order.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

12. Other (income) expense:

Other income consists primarily of interest income on short and long term marketable securities, gain or loss attributable to investments on unconsolidated affiliates, which the Company accounts for under the equity method, foreign exchange gains (losses) and income (loss) on the sale of property, plant and equipment. During FY 2003, the Company realized foreign exchange gains of $3,908 and a gain on sale of property, plant and equipment of $1,561.

13. Stock option and stock bonus plans:

At July 31, 2003, the Company has two key employee stock option plans (one of which has lapsed as to the granting of options), two key employee stock bonus plans, two non-employee director stock option plans, and one employee stock purchase plan.

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

Under the Company’s key employee stock bonus plans, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plans may not dispose or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans generally vest in four equal installments beginning in the third year from the date of grant. Upon issuance of stock under the plans, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Shares granted under the Company’s key employee stock bonus plan were 65,834 at a weighted average fair market value of $47.70 per share in fiscal 2003; 56,500 shares at a weighted average fair market value of $41.57 per share in fiscal 2002; and 89,000 shares at a weighted average fair market value of $41.61 per share in fiscal 2001. Amortization of unearned compensation of $1,476, and $1,054 and $976 was recorded in fiscal 2003, 2002 and 2001, respectively.

Under the employee stock purchase plan, eligible participants are granted options to purchase the Company’s common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six-month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 8,768 in 2003, 8,654 in 2002 and 7,864 in 2001. The weighted average estimated fair value of employees stock purchase rights during fiscal 2003, 2002 and 2001 was $13.46, $10.69 and $12.72 per share, respectively.

At July 31, 2003, 928,035 shares were reserved for grant under the above stock option, bonus and purchase plans.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

The following table sets forth the stock option transactions for the years ended July 31, 2003, 2002, and 2001:

	2003		2002		2001
	Weighted Average Price per Share	Number Of Shares	Weighted Average Price per Share	Number Of Shares	Weighted Average Price per Share	Number Of Shares
Options outstanding beginning of year	$37.39	803,360	$36.11	745,337	$32.60	501,543
Options granted	45.72	198,900	39.67	180,450	38.92	361,850
Options exercised	34.15	(149,730)	28.24	(64,627)	24.66	(66,906)
Options cancelled	38.76	(56,199)	39.13	(57,800)	35.26	(51,150)

Options outstanding end of year	39.99	796,331	37.39	803,360	36.11	745,337

Options exercisable end of year	36.86	165,509	33.95	176,315	30.70	159,048

The following table summarizes information about stock options outstanding at July 31, 2003:

	Options Outstanding			Option Exercisable
Range of Exercise Prices	Number Outstanding As of 7/31/03	Weighted-Avg Remaining Contractual Life (years)	Weighted-Avg Exercise Price	Number Exercisable As of 7/31/03	Weighted-Avg Exercise Price
$27.75-$34.75	180,825	3.81	$33.52	51,564	$31.57
$36.00-$37.65	184,006	4.54	$36.86	61,466	$36.28
$37.75-$40.98	165,650	5.74	$40.51	8,650	$38.14
$42.48-$44.00	166,200	4.84	$43.46	43,829	$43.66
$44.72-$52.20	99,650	6.78	$50.83	0	$0

$27.75-$52.20	796,331	4.96	$39.98	165,509	$36.86

The weighted-average estimated fair value of stock options granted during fiscal 2003, 2002, and 2001 was $17.75, $18.12, and $18.45 per share respectively.

The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended July 31,
	2003	2002	2001
Expected life (in years)	6	6	6
Volatility	38%	44%	44%
Risk-free interest rate	3.05%	4.52%	5.48%
Dividend yield	.6%	.7%	.7%

14. Retirement Plans:

The Company has a qualified retirement plan (The Analogic Corporation Profit Sharing/401(k) Plan) to provide retirement income for eligible employees through employee contributions and employer contributions from the Company. Employer contributions are discretionary and may be in the form of a direct profit sharing contribution or a discretionary matching contribution as determined and approved by the Board of Directors. The

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

Company contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. All contributions vest immediately.

This Plan, as allowed under Section 401(k) of the Internal Revenue Code, permits tax-deferred salary/wage deductions for eligible employees. Employees may contribute from 1% to 80% of the compensation to the Plan, limited to a maximum annual amount as determined by the Internal Revenue Service.

Beginning in fiscal 2001, the Company elected to match employee contributions on a dollar for dollar basis up to 3% of compensation for each participant. This continued through December 31, 2001. For the period from January 1, 2002 to July 31, 2002, the Company elected not to contribute to the Plan. For fiscal year 2003, the Company decided to contribute 5% of its net income, as defined, to the Plan. The Company’s contributions to the Plan totaled $2,556, $916, and $2,009 in fiscal years 2003, 2002, and 2001.

15. Income taxes:

The components of the provision for income taxes are as follows:

	July 31,
	2003	2002	2001
Current income taxes:
Federal	$24,010	$953	$6,399
State and foreign	6,749	936	2,206

	30,759	1,889	8,605

Deferred income taxes (benefit):
Federal	(1,867)	(2,270)	(2,567)
State and foreign	(712)	1,156	(312)

	(2,579)	(1,114)	(2,879)

	$28,180	$775	$5,726

The tax effects of the principal temporary differences resulting in deferred tax expense (benefit) are as follows:

	2003	2002	2001
Deferred revenue	$(1,087)	$(711)	$(1,324)
Intangibles	(281)
Warranty	(1,982)	(9)	18
Unrealized equity loss/gain	(2,033)	1,506	(48)
Capitalized software, net	1,106	(300)	(214)
Depreciation	132	356	(243)
Bad debt	(1,218)	743
Inventory valuation	2,508	(3,132)	(711)
Benefit plans	(356)	34	(284)
Capital loss carryforwards	640
Other items, net	(8)	399	(73)

	$(2,579)	$(1,114)	$(2,879)

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

Income (loss) before income taxes and minority interest from domestic and foreign operations is as follows:

	July 31,
	2003	2002	2001
Domestic	$83,012	$5,608	$19,695
Foreign	(5,337)	(1,827)	(176)

	$77,675	$3,781	$19,519

The components of the deferred tax assets and liabilities are as follows:

	Deferred Tax Assets	Deferred Tax Liabilities
July 31, 2003
Deferred revenue	$3,122
Intangibles	281	$2,836
Depreciation		4,301
Bad debt	1,839
Capitalized interest and other costs	233	274
Inventory	3,206
Warranty	2,984
Benefit plans	2,256
Lease transactions	6
Unrealized equity gain/loss	5,353	2,491
Capitalized software, net		2,146
Foreign net operating loss	650
Capital loss carryforwards	140
Comprehensive income		460
Miscellaneous	971

	$21,041	$12,508
Valuation allowance	(650)

	$20,391	$12,508

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

	Deferred Tax Assets	Deferred Tax Liabilities
July 31, 2002
Deferred revenue	$2,035	$
Depreciation			4,170
Bad debt	621
Capitalized interest and other costs	390		323
Inventory	5,715
Warranty	1,001
Benefit plans	1,899
Lease transactions	56
Unrealized equity gain/loss	4,371		3,542
Capitalized software, net			1,040
Capital loss carryforwards	780
Comprehensive income	211
Miscellaneous	805

	$17,884		$9,075

A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,
	2003	2002	2001
U.S. federal statutory tax rate	35%	35%	35%
Export sales benefit	(1)	(11)	(3)
State income taxes, net of federal tax benefit	4	(1)	2
Tax exempt interest	(1)	(29)	(7)
Amortization of nondeductible intangibles		11
General business credit	(2)	(3)	(1)
Valuation allowance	1
Effect of international operations	(1)	12
Other items, net	1	7	3

Effective tax rate	36%	21%	29%

At July 31, 2003 the Company has a capital loss carryforward of $353, which expire in 2005.

The Company has foreign net operating loss carryforwards of approximately $1,667, which expire in 2010.

Management has determined that it is more likely than not that the Company will not recognize the benefit of certain foreign losses and as a result, a valuation allowance has been established at July 31, 2003.

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

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

16. Quarterly results of operations (unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended July 31, 2003 and 2002:

	Total Revenues	Gross Margin	Net Income (Loss)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
		(A)	(A)	(A)	(A)
2003 Quarters
First	$132,284	$58,514	$19,650	$1.49	$1.48
Second	157,145	64,462	21,314	1.61	1.59
Third	100,068	38,731	6,856	0.51	0.51
Fourth	82,025	33,975	1,675	0.13	0.12

Total	$471,522	$195,682	$49,495	$3.74	$3.70

2002 Quarters
First	$75,604	$16,654	$(6,448)	$(0.49)	$(0.49)
Second	69,510	23,153	(403)	(0.03)	(0.03)
Third	72,112	25,306	3,287	0.25	0.25
Fourth	88,900	34,040	6,570	0.50	0.50

Total	$306,126	$99,153	$3,006	$0.23	$0.23

(A)	The Company recorded asset impairment losses on a pre-tax basis of $8,883 in the first quarter of fiscal 2002 related to Anatel, the Company’s telecommunications subsidiary, and certain old and unprofitable product lines within its semi-conductor test equipment business. These charges have been recorded in the cost of sales section of the Company’s Consolidated Statements of Income for fiscal year 2002.

17. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities are as follows for the years ended:

	July 31,
	2003	2002	2001
Accounts and notes receivable	$7,629	$10,179	$(6,596)
Accounts receivable from affiliates	1,542	(1,742)	713
Inventories	(574)	(7,504)	(407)
Costs related to deferred revenue	(4,188)	(5,823)	(4,991)
Other current assets	2,194	(983)	(2,010)
Other assets	(4,886)	138	(606)
Accounts payable, trade	(4,910)	8,772	(4,465)
Accrued liabilities	6,054	(4,276)	6,691
Advance payments and deferred revenue	(46,796)	68,481	8,437
Accrued income taxes	2,644	1,515	410

Net changes in operating assets and liabilities	$(41,291)	$68,757	$(2,824)

During fiscal years 2003, 2002 and 2001 interest paid amounted to $308, $334 and $420, respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

Income taxes paid during fiscal years 2003, 2002 and 2001 amounted to $27,215, $2,159 and $8,308, respectively.

18. Segment and geographic information:

The Company operates primarily within two segments within the electronics industry: Imaging Technology Products and Signal Processing Technology Products. Imaging technology Products consist primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems. Signal Processing Technology Products consist of Analog to Digital (A/D) converters and supporting modules, and high-speed digital signal processors. The Company’s Corporate and Other represents primarily the Company’s hotel business and net interest income. Assets of Corporate and Other consist primarily of the Company’s cash equivalents, marketable securities, fixes and other assets, not specifically identifiable. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information for prior years has been restated to conform with the provision of Statement of Financial Standards No. 131, “Disclosures About Segment of an Enterprise and Related Information.”

The table below presents information about the Company’s reportable segments:

	Years Ending July 31,
	2003	2002	2001
Revenues:
Imaging technology products from external customers	$443,033	$269,104	$271,132
Signal processing technology products from external customers	20,079	27,459	68,245
Corporate and other	8,410	9,563	12,762

Total	$471,522	$306,126	$352,139

Income (loss) before income taxes and minority interest:
Imaging technology products	$77,331	$16,270	$19,542
Signal processing technology products. (A)	(5,604)	(18,759)	(8,540)
Corporate and other	5,948	6,270	8,517

Total	$77,675	$3,781	$19,519

Identifiable assets:
Imaging technology products (B)	$223,617	$198,064	$177,325
Signal processing technology products	13,105	14,260	30,441
Corporate and other (C)	220,471	225,266	151,393

Total	$457,193	$437,590	$359,159

(A)	Includes asset impairment losses on a pre-tax basis of $8,883 in fiscal 2002, and $3,200 in fiscal 2001.
(B)	Includes goodwill of $3,596, $258, $431 in fiscal 2003, 2002, and 2001, respectively.
(C)	Includes cash equivalents and marketable securities of $167,229, $174,336, $114,208 in fiscal years 2003, 2002 and 2001, respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)

Information regarding geographic areas for the years ended July 31, 2003, 2002 and 2001 are as follows:

Fiscal Year		United States	Netherlands	Japan	Germany	Other	Total
2003	Revenue from external customers	$339,934	$7,099	$34,608	$24,601	$65,280	$471,522

	Long-lived assets	86,961				34,107	121,068

2002	Revenue from external customers	174,076	40,569	22,071	18,623	50,787	306,126

	Long-lived assets	81,454				26,393	107,847

2001	Revenue from external customers	213,142	45,149	40,191	18,125	35,532	352,139

	Long-lived assets	79,132				10,269	89,401

Revenues are attributed to countries based on the location of the Company’s customers.

Long-lived assets are primarily in Denmark and Canada.

ANALOGIC CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C			Column D	Column E	Column F
Description	Balance at Beginning Of Period	Charged to Profit and Loss or income		Additions Charged To other accounts	Deductions From reserves	Recoveries	Balance At end Of period
Allowance for doubtful accounts:
Year ended July 31, 2003	$1,308	$2,923	(A)		$(42)		$4,189
Year ended July 31, 2002	1,268	99			(59)		1,308
Year ended July 31, 2001	1,010	496			(238)		1,268

(A)	Represent primarily $1,587 related to accounts receivable from SAHCO, and $747 for an unsecured note from an unrelated party.

INDEX TO EXHIBITS

	Title	Incorporated by Reference to

3.1	Restated Articles of Organization as amended March 15, 1988	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988

3.2	By-laws, as amended January 27, 1988	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988

10.1	Lease dated March 5, 1976 from Bernard M. Gordon to Analogic	Exhibit 6(e) to the Company’s Statement on Form S-14 (File No. 2-61959)

10.2	Amendment of Lease dated May 1, 1977 between Bernard M. Gordon and Analogic	Exhibit to the Company’s Report on Form 8-K May 1, 1977

10.3	Lease dated January 16, 1976 from Bernard M. Gordon to Data Precision Corporation July 31, and related Assignment of Lease dated October 31, 1979 from Data Precision Corporation to Analogic	Exhibit to the Company’s Annual Form 10-K for the fiscal year ended 1977

10.4	(a) Lease dated October 31, 1977 from Audubon Realty, Ltd to Data Precision Corporation and related letter agreement dated January 18, 1978	Exhibit 6(d) to the Company’s Registration Statement on Form S-14 (File No. 2-61959)

	(b) Amendment of Lease dated July 19, 1979 Between Audubon Realty, Ltd. And Analogic	Exhibit I to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1982

	(c) Third Amendment of Lease dated December 31, 1982	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1982

	(d) Fourth Amendment of Lease dated December 31, 1982	Exhibit 19.1 to Quarterly Report on Form 10-Q for the three months ended January 31, 1983

10.5	(a) Lease dated March 16, 1981 from Audubon Realty Ltd. to Analogic	Exhibit II to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1981

	(b) Amendment of Lease dated October 31, 1984	Exhibit to the Company’s Annual report on Form 10-K for the fiscal year ended July 31, 1985

10.6	Land Disposition Agreement by and between City of Peabody Community Development Authority and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 1981

10.7	Loan Agreement among the City of Peabody, its Community Development Authority, and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981

10.8	Amendments to Urban Development Action Grant Agreement dated August 28, 1986 and September 30, 1986	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1986

	Title	Incorporated by Reference to

10.9	Promissory Note of Analogic payable to Peabody Community Development Authority	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981

10.10	(g) Sublease dated as of July 28, 1986 between Analogic as sublessor and Medical Electronics Laboratories, Inc. as sublessee	Exhibit to the Company’s Report on Form 8-K dated July 31, 1986

10.12	(a) Anamass Partnership Agreement dated as of July 5, 1988 between Ana/dventure Corporation and Massapea Inc.	Exhibit 10.12(a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1988

	(b) Ground Lease Agreement dated July 5, 1988 between Analogic and Anamass Partnership	Exhibit 10.12(b) to the Company’s Report on Form 10-K for fiscal year

	(c) Equity Infusion Agreement	Exhibit 10.12(c) to the Quarterly Report on Form 10-Q for the three months ended January 31, 1991

	(d) Resolution Agreement dated July 31, 1991 and ratified on August 8, 1991	Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1991

10.15	Restated Analogic Corporation Profit Sharing Plan dated July 31, 1985 and Amendment No. 1 thereto dated August 20, 1985	Exhibit 10-9(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985

10.16	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit A to definitive Proxy Statement for the Annual Meeting of Stockholders’ held January 25, 1984

10.18	1985 Non-Qualified Stock Options Plan dated May 13, 1985	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985 (File No. 33-6835)

10.19	(a) Employee Qualified Stock Purchase Plan dated June 10, 1986	Exhibit G to the Company’s definitive Proxy Statement dated December 9, 1985 for the Company’s Special Meeting in lieu of Annual Meeting of Stockholders held January 22, 1986 (File No. 33-5913)

	(b) Said Employee Stock Purchase Plan (as amended on October 9, 1997)	Exhibit A to the Company’s definitive Proxy Statement dated December 1, 1997 for the Company’s Annual Meeting to Stockholders held January 23, 1998

10.20	Proposed 1988 Non-Qualified Stock Option Plan for Non-Employee Directors	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988 (File No. 33-273372)

10.21	Form of Indemnification Contract	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

	Title	Incorporated by Reference to

10.22	Agreement and Plan of Merger between SKY COMPUTERS, Inc., and Analogic Corporation	Exhibit 10.22 to the Company’s Annual report on Form 10-K for the fiscal year ended July 31, 1992

10.23

(a) Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992

(b) Addendum dated December 11, 1992 to Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992

(c) Shareholders Agreement between B-K Medical Holding A/S and Analogic Corporation dated December 11, 1992

Exhibits to the Company’s Report on Form 8-K dated December 18, 1992

10.24	Key Employee Incentive Stock Option Plan dated June 11, 1983	Exhibit A to the Company’s definitive Proxy Statement dated December 1, 1993 for the Company’s Annual Meeting of Stockholder held January 21, 1994 (File No. 33-53381)

10.25	Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997	Exhibit A to the Company’s definitive Proxy Statement dated December 2, 1996 for the Company’s Annual Meeting of Stockholders held January 24, 1997

10.26	Key Employee Incentive Stock Option Plan dated June 11, 1998 as amended October 12m 2000 and November 16, 2001	Exhibit A to the Company’s definitive Proxy Statement dated December 14, 2001 for the Company’s Annual Meeting of Stockholders held January 18, 2002

10.27	Key Employee Stock Bonus Plan Statement dated October 12, 2000	Exhibit B to the Company’s definitive Proxy Statement dated December 1, 2000 for the Company’s Annual Meeting of Stockholders held January 19, 2001

21	List of Subsidiaries

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002