Form 10-Q
period 2003-10-31
ANALOGIC CORP
filed 2003-12-12
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No☐

The number of shares of Common Stock outstanding at November 28, 2003 was 13,517,281.

ANALOGIC CORPORATION

Page No.

Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of October 31, 2003 and July 31, 2003	3
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 2003 and 2002	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2003 and 2002	5
Notes to Unaudited Condensed Consolidated Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21-22
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	23
Signatures	24
Exhibit Index	25-29

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ANALOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	October 31,	July 31,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$130,854	$136,806
Marketable securities, at market	36,456	41,155
Accounts and notes receivable, net of allowance for doubtful accounts of $4,208 at October 31, 2003 and $4,189 at July 31, 2003	53,385	53,875
Inventories	71,778	69,548
Costs related to deferred revenue	16,811	14,796
Refundable and deferred income taxes	12,804	13,058
Other current assets	7,946	6,069

Total current assets	330,034	335,307
Property, plant and equipment, net	87,751	83,926
Investments in and advances to affiliated companies	12,570	14,050
Capitalized software, net	6,955	6,339
Goodwill	2,306	2,306
Intangible assets, net	12,722	11,708
Costs related to deferred revenue	206	206
Other assets	2,390	2,533

Total Assets	$454,934	$456,375

Liabilities and Stockholders’ Equity
Current liabilities:
Mortgage and other notes payable	$2,008	$1,277
Obligations under capital leases	173	180
Accounts payable, trade	19,898	21,162
Accrued liabilities	20,251	24,412
Deferred revenue	29,924	30,084
Advanced payments and other	6,666	5,798
Accrued income taxes	5,601	5,867
Accrued dividends payable	1,081

Total current liabilities	85,602	88,780

Long-term liabilities:
Mortgage and other notes payable	3,777	3,837
Obligations under capital leases	292	327
Deferred revenue	1,679	1,743
Deferred income taxes	5,069	5,175

Total long-term liabilities	10,817	11,082

Commitments and guarantees (Note 13)
Stockholders’ equity:
Common stock, $.05 par	710	710
Capital in excess of par value	48,025	47,229
Retained earnings	319,879	320,328
Accumulated other comprehensive income	1,702	709
Treasury stock, at cost	(6,526)	(6,777)
Unearned compensation	(5,275)	(5,686)

Total stockholders’ equity	358,515	356,513

Total Liabilities and Stockholders’ Equity	$454,934	$456,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANALOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	October 31,

	2003	2002

Net revenue:
Product	$63,912	$123,228
Engineering	8,621	6,380
Other	2,436	2,676

Total net revenue	74,969	132,284

Cost of sales:
Product	39,308	67,633
Engineering	2,804	4,896
Other	1,209	1,241

Total cost of sales	43,321	73,770

Gross margin	31,648	58,514

Operating expenses:
Research and product development	15,303	11,377
Selling and marketing	8,083	7,934
General and administrative	8,473	7,833

	31,859	27,144

Income (loss) from operations	(211)	31,370

Other (income) expense:
Interest income	(1,124)	(1,288)
Interest expense	73	69
Equity in unconsolidated affiliates	157	1,238
Other	(106)	(343)

	(1,000)	(324)

Income before income taxes	789	31,694
Provision for income taxes	158	12,044

Net income	$631	$19,650

Net income per common share:
Basic	$0.05	$1.49
Diluted	0.05	1.48
Weighted average shares outstanding:
Basic	13,381	13,173
Diluted	13,547	13,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANALOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	October 31,

	2003	2002

OPERATING ACTIVITIES:
Net income	$631	$19,650
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	(547)	(429)
Depreciation and amortization	5,300	4,341
Allowance for doubtful accounts	2	685
Loss (gain) on sale of property, plant, and equipment	(21)	3
Equity in unconsolidated affiliates	157	1,238
Compensation expense from stock grants	411	279
Net changes in operating assets and liabilities	(8,164)	(20,159)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:	(2,231)	5,608

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(19)
Return of investment from affiliated company		516
Acquisition of businesses, net of cash acquired	(1,000)	(1,751)
Additions to property, plant and equipment	(7,097)	(6,892)
Capitalized software	(983)	(545)
Proceeds from sale of property, plant and equipment	100	49
Maturities of marketable securities	4,465	3,685

NET CASH USED FOR INVESTING ACTIVITIES	(4,534)	(4,938)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(124)	(103)
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	919	137

NET CASH PROVIDED BY FINANCING ACTIVITIES	795	34

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	(321)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,952)	383

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	136,806	123,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,854	$123,551

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share data)

1. Basis of presentation:

The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of operations for the three months ended October 31, 2003, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2004, or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2003, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 29, 2003.

The financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2003, contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current year’s financial presentation format. The Company reclassified certain intangibles and goodwill balances related to the Company’s 19% ownership of Cedara Software Corporation to investment in and advances to affiliated companies in the Condensed Consolidated Balance Sheets as follows:

	As Reported		Revised
	July 31, 2003	Reclassifications	July 31, 2003

Goodwill	$3,596	$(1,290)	$2,306
Intangible assets	14,891	(3,183)	11,708
Investment in and advances to affiliated companies	9,577	4,473	14,050

The Company also reclassified in the Condensed Consolidated Statements of Operations the amortization of intangible assets related to Cedara Software Corporation from general and administrative expense to equity in unconsolidated affiliates as follows:

	As Reported		Revised
	October 31, 2002	Reclassifications	October 31, 2002

Operating expenses:
General and administrative	$8,085	$(252)	$7,833
Other (income) expense:
Equity in unconsolidated affiliates	986	252	1,238

2. Stock-based compensation:

As permitted by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123,” and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” the Company continues to apply the accounting provisions of the Accounting Principle Board (“APB”) No. 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

If the Company had adopted the fair value method described in SFAS 123, the results of operations would have been reported as follows:

	Three Months Ended
	October 31,

	2003	2002

Net income, as reported	$631	$19,650
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	329	174
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,065)	(1,013)

Pro forma net income (loss)	$(105)	$18,811

Earnings (loss) per share:
Basic-as reported	$0.05	$1.49
Basic-pro forma	(0.01)	1.43
Diluted-as reported	$0.05	$1.48
Diluted-pro forma	(0.01)	1.42

3. Balance sheet information:

     Additional information for certain balance sheet accounts is as follows for the dates indicated:

	October 31,	July 31,
	2003	2003

Inventories:
Raw materials	$35,592	$37,155
Work-in-process	13,129	15,003
Finished goods	23,057	17,390

	$71,778	$69,548

Accrued liabilities:
Accrued employee compensation and benefits	$10,238	$13,203
Accrued warranty	6,837	7,302
Other	3,176	3,907

	$20,251	$24,412

Advance payments and other:
Ramp-up funds	$2,860	$3,650
Customer deposits	3,806	2,148

	$6,666	$5,798

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. Business combinations:

On October 20, 2003, Analogic’s 100% owned subsidiary Camtronics Medical Systems acquired certain assets and liabilities from Quinton, Inc. (“QTN”), a Washington corporation, primarily related to intellectual property rights and interests associated with QTN’s Q-Cath hemodynamics and monitoring system business. The Company’s total investment amounted to $1,750, with payments of $1,000 due at closing and $750 due one year from the closing date. In connection with the above transaction, the parties also entered into a Transition Service Agreement and a Cooperative Marketing Agreement. Under the terms of the Transition Service Agreement, QTN has agreed to provide maintenance service to existing and new customers for a period of six months from the closing date. The Cooperative Marketing Agreement, which has a term of four years, provides for QTN to earn up to an additional $1,500 in commissions upon the successful conversion of QTN Q-Cath systems to Camtronics Physiolog and Vericis products. The majority of the purchase price has been included in intangibles assets in the Condensed Consolidated Balance Sheets. The Company is in the process of finalizing the allocation of the purchase price and the estimated useful life of the assets acquired.

5. Investments in and advances to affiliated companies:

Summarized results of operations of the Company’s partially owned equity affiliates are as follows:

	Three Months Ended
	October 31,

	2003	2002

Net revenue	$11,558	$5,617
Gross margin	6,887	2,766
Loss from operations	(362)	(3,915)
Net loss	(477)	(3,842)

6. Goodwill and acquired intangible assets:

As of August 1, 2002, Analogic adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives are no longer amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. SFAS No. 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The Company performed its annual goodwill impairment test during the quarter ended October 31, 2003, and determined that goodwill was not impaired. The Company will continue to perform its annual goodwill impairment test during the first quarter of each fiscal year, as well as on an event-driven basis, as required under SFAS No. 142.

Acquired amortizable intangible assets consist of the following:

	October 31, 2003			July 31, 2003

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable Intangible Assets:
Software Technology	$4,805	$1,230	$3,575	$4,805	$1,118	$3,687
Intellectual Property	10,822	1,675	9,147	9,346	1,325	8,021

	$15,627	$2,905	$12,722	$14,151	$2,443	$11,708

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The increase of $1,476 in intellectual property relates to intellectual property acquired as part of the Quinton acquisition.

Amortization of acquired intangible assets was $735 and $111 for the three months ended October 31, 2003 and 2002, respectively.

The estimated future amortization expense related to acquired intangible assets in the current fiscal year, and each of the five succeeding fiscal years, is expected to be as follows:

2004 (Remaining nine months)	$2,340
2005	3,120
2006	3,106
2007	2,652
2008	821
2009	683

$12,722

7. Net income per share:

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	October 31,

	2003	2002

Net income	$631	$19,650

Weighted average number of common shares outstanding-basic	13,381	13,173
Effect of dilutive securities:
Stock options and restricted stock	166	79

Weighted average number of common shares outstanding-diluted	13,547	13,252

Net income per common share:
Basic	$0.05	$1.49
Diluted	0.05	1.48

Options to purchase 34 and 264 shares of common stock with exercise prices greater than the average market price of the Company’s common stock during the three months ended October 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

8. Dividends:

The Company declared dividends of $.08 per common share on October 14, 2003, payable on November 11, 2003 to shareholders of record on October 28, 2003.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9. Comprehensive income:

The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended
	October 31,

	2003	2002

Net income	$631	$19,650
Other comprehensive income (loss), net of taxes:
Unrealized losses from marketable securities, net of taxes of $92 and $167, for the three months ended October 31, 2003 and 2002, respectively	(142)	(254)
Foreign currency translation adjustment, net of taxes of $744 and $62 for the three months ended October 31, 2003 and 2002, respectively	1,135	85

Total comprehensive income	$1,624	$19,481

10. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Three Months Ended
	October 31,

	2003	2002

Accounts and notes receivable	$3,346	$(14,315)
Accounts receivable from affiliates	(2,027)	808
Inventories	(1,705)	(22,106)
Costs related to deferred revenue	(2,015)	(2,401)
Other current assets	(1,779)	329
Other assets	1,661	67
Accounts payable, trade	(1,403)	17,066
Accrued liabilities	(4,459)	2,714
Advance payments and deferred revenue	509	(14,320)
Accrued income taxes	(292)	11,999

Net changes in operating assets and liabilities	$(8,164)	$(20,159)

11. Taxes:

The effective tax rate for the first quarter of fiscal 2004 was 20% as compared to 38% for the same period last year. The decrease in the tax rate of 18% was primarily due to estimated benefits from tax exempt interest, extraterritorial income and the research and development credit on a lower dollar base of pretax income for fiscal year 2004 when compared to the first quarter of fiscal 2003.

12. Segment information:

The Company operates in three reporting segments. The two primary reporting segments conduct business within the electronics industry: Imaging Technology Products and Signal Processing Technology Products. Imaging Technology Products consist primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems. Signal Processing Technology Products consist of Analog to Digital (A/D) converters and supporting modules, and high-speed digital signal processors. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets of Corporate and Other consist primarily of the Company’s cash equivalents, marketable securities, fixed and other assets, not specifically identifiable. The table below presents information about the Company’s reportable segments:

	Three Months Ended
	October 31,

	2003	2002

Revenues from external customers:
Imaging technology products	$66,401	$121,955
Signal processing technology products	6,132	7,653
Corporate and other	2,436	2,676

Total	$74,969	$132,284

Income (loss) before income taxes:
Imaging technology products	$(492)	$29,534
Signal processing technology products	(292)	388
Corporate and other	1,573	1,772

Total	$789	$31,694

	October 31, 2003	July 31, 2003

Identifiable assets:
Imaging technology products	$237,843	$222,799
Signal processing technology products	13,687	13,105
Corporate and other (A)	203,404	220,471

Total	$454,934	$456,375

(A)	Includes cash equivalents and marketable securities of $152,718 and $167,229 at October 31, 2003, and July 31, 2003, respectively.

13. Commitments and guarantees:

During the third quarter of fiscal 2003, the Company commenced the construction of a 100,000 square foot addition to its headquarters building in Peabody, Massachusetts. This two-story addition will enable the Company to further consolidate its existing Massachusetts operations and to expand production capacity for its medical and security imaging system businesses. The building, including fit-up, is estimated to cost approximately $12,500 and will be financed by internally generated cash.

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

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of October 31, 2003.

The Company’s standard original equipment manufacturing and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2003.

In fiscal 2002, the Company acquired a 19% interest in Cedara Software Corporation (“Cedara”) of Mississauga, Ontario, Canada. As part of the Company’s investment agreement, the Company has guaranteed certain debt owed by Cedara to its bank lender through the provision of a credit facility with the Company’s principal bank for approximately $11,400 based upon Cedara’s funding requirements. To date, no claims have been asserted against the Company in connection with the guarantee of Cedara’s debt. Accordingly, the Company has no liabilities recorded in connection with the Cedara guarantee as of October 31, 2003.

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

	Three Months Ended October 31,
	2003	2002

Balance at the beginning of the period	$7,302	$3,235
Accrual for warranties issued during the period	735	2,753
Accrual related to pre-existing warranties (including changes in estimate)	229	(87)
Settlements made in cash or in kind during the period	(1,429)	(1,197)

Balance at the end of the period	$6,837	$4,704

14. Subsequent events:

On December 10, 2003, the Company announced that its Board of Directors, on December 8, 2003, declared dividends of $.08 per common share payable on January 5, 2004 to shareholders of record on December 22, 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion below contains forward-looking statements that involve risks and uncertainties. See “Business Environment and Risk Factors” below.

Critical Accounting Policies, Judgments, and Estimates

The U.S. Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers and information available from other outside sources, as appropriate. The Company’s critical accounting policies include:

Revenue Recognition

The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software licenses, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectability is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Revenue related to the hotel operations is recognized as services are performed.

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

Camtronics provides installation services, which include project-scoping services, conducting pre-installation audits, detailed installation plans, actual installation of hardware components, and testing of all hardware and software installed at the customer site. Because installation services are deemed to be essential to the functionality of the software, software license and installation services fees are recognized upon completion of installation.

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

Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues related to delivered components of a multiple-element arrangement for which fair value has not been determined for components not yet delivered or accepted by the customer. Deferred costs represent costs related to these revenues; for example, costs of goods sold and services provided and sales commission expenses.

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

Warranty Reserve

The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on specific warranty claims, historical data and engineering estimates, where applicable, revisions to the estimated warranty liability would be required. Such revisions could adversely affect the Company’s operating results. The Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period ranging for 12 to 18 months from the date of delivery.

Investments in and Advances to Affiliated Companies

The Company has investments in affiliated companies related to areas of the Company’s strategic focus. The Company accounts for these investments using the equity method of accounting. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based on changes in the Company’s overall business strategy, the financial condition of the affiliated companies, market conditions and the industry and economic environment in which the entity operates. Adverse changes in market conditions or poor operating results of affiliated companies could result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

Goodwill, Intangible Assets, and Other Long-Lived Assets

Intangible assets consist of goodwill, intellectual property, licenses, and capitalized software. Other long-lived assets consist primarily of property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. The carrying value of goodwill and other intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment. Factors which the Company considers important and that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The Company determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has ceased amortizing goodwill as of August 1, 2002 and will annually review goodwill for potential impairment during the first quarter of each fiscal year, as well as on an event-driven basis, using a fair value approach.

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

Results of Operations
Three Months Fiscal 2004 (10/31/03) vs. Three Months Fiscal 2003 (10/31/02)

Product revenue for the three months ended October 31, 2003 was $63,912 compared to $123,228 for the same period last year, a decrease of $59,316 or 48%. The decrease in product revenue was primarily due to sales of Imaging Technology Products which decreased $59,796 or 51% to $57,852 for the quarter ended October 31, 2003 from $117,648 for the quarter ended October 31, 2002. The decrease in sales of Imaging Technology Products was primarily the result of a reduction in sales of the EXACT systems and spare parts which the Company supplied to L-3 Communications from $72,966 for the quarter ended October 31, 2002 to $3,300 for the quarter ended October 31, 2003. This was partially offset by increased sales of systems and subsystems for medical imaging equipment.

Engineering revenue for the three months ended October 31, 2003 was $8,621 compared to $6,380 for the same period last year, an increase of $2,241 or 35%. This increase was primarily due to revenue of $2,775 for the sale of a license of intellectual property to the Company’s affiliate Shenzen Anke High-Tech Co. Ltd. (“SAHCO”) related to the manufacturing of anatom whole-body CT systems in China.

Other revenue of $2,436 and $2,676 represents revenue for the hotel operation for the three months ended October 31, 2003 and 2002, respectively.

Cost of product sales was $39,308 for the quarter ended October 31, 2003 compared to $67,633 for the same period last year. Cost of product sales as a percentage of product revenue was 62% and 55% for the three months ended October 31, 2003 and 2002, respectively. The increase in cost of product sales percentage over the prior year quarter was primarily attributable to lower sales of security imaging technology products, which have lower cost of sales then most of the Company’s other products.

Cost of engineering sales was $2,804 for the three months ended October 31, 2003 compared to $4,896 for the same period last year. Cost of engineering sales as a percentage of engineering revenue was 33% and 77% for the three months ended October 31, 2003 and 2002, respectively. The decrease in engineering cost of sales percentage over the prior year was primarily due to the license sale to SAHCO with no corresponding cost, and lower costs related to customer funded projects.

Research and product development expenses were $15,303 for the three months ended October 31, 2003 or 20% of total revenue, compared to $11,377, or 9% of total revenue for the same period last year. The increase of $3,926 was due to the Company continuing to focus substantial resources on developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital X-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security-imaging systems for a variety of applications. The Company is in the initial stages of testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, “carry-in” baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security needs in the United States and abroad.

Selling and marketing expenses were $8,083 or 11% of total revenue for the three months ended October 31, 2003, as compared to $7,934 or 6% of total revenue for the same period last year. The percentage increase was primarily due to lower revenues than in the same period last year.

General and administrative expenses were $8,473, or 11% of total revenue, for the three months ended October 31, 2003, as compared to $7,833 or 6% of total revenue for the same period last year. The increase of $640 was primarily due to intangible amortization related to acquired intangible assets of $632, and incremental costs due to the acquisition of Sound Technology Inc. and VMI Medical Inc. of $551, partially offset by a reduction in general operating expenses of $543.

Interest income was $1,124 for the three months ended October 31, 2003, compared to $1,288 for the same period last. The decrease was due to lower invested cash balances and effective interest rates.

The Company recorded a loss of $157 and $1,238 related to equity in unconsolidated affiliates for the three months ended October 31, 2003, and 2002, respectively. The loss consists primarily of $128 and $469 reflecting the Company’s share of losses in SAHCO, a gain of $244 versus a loss of $495 reflecting the Company’s share of equity in Cedara Software, for the three months ended October 31, 2003 and 2002, respectively. In addition, the Company recognized expenses of $252 related to the amortization of certain intangibles of Cedara Software, for both the three months ended October 31, 2003 and 2002.

Other income, consisting primarily of currency exchange gain, was $106 and $343 for the three months ended October 31, 2003 and 2002, respectively.

The effective tax rate for the first quarter of fiscal 2004 was 20% as compared to 38% for the same period last year. The decrease in the tax rate of 18% was primarily due to estimated benefits from tax exempt interest, extraterritorial income and the research and development credit on a lower dollar base of pretax income for fiscal year 2004 when compared to the first quarter of fiscal 2003.

Net income for the three months ended October 31, 2003 was $631 or $0.05 per basic and diluted share, as compared to $19,650 or $1.49 per basic share and $1.48 per diluted share for the same period last year. The decrease in net income over the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

Liquidity and Capital Resources

The Company’s balance sheet reflects a current ratio of 3.9 to 1 at October 31, 2003 compared to 3.8 to 1 at July 31, 2003. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .27 to 1 at October 31, 2003 and .28 to 1 at July 31, 2003. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2003, due to the short maturities of these instruments.

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

Cash used in operations was $2,231 for the three months ended October 31, 2003, compared with cash flow generated of $5,608 for the same period last year. The decrease in cash flows from operations was primarily the result of a decrease in net income of $19,019 and a net decrease based on changes in operating assets and liabilities of $11,995.

Net cash used in investing activities was $4,534 for the three months of fiscal 2004 compared to $4,938 for the same period last year. The decrease in net cash used of $404 was primarily due to $780 of marketable securities which matured, partially offset by a reduction in spending of $751 related to business acquisitions, and a reduction of $516 related to return of investment from an affiliated company.

Net cash provided by financing activities was $795 for the three months of fiscal 2004 versus $34 for the prior year period. The increase in cash provided by financing activities of $761 was primarily the result of issuance of stock pursuant to employee stock option and employee stock purchase plans.

The Company’s contractual obligations at October 31, 2003, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less then 1		4-5	More than
Contractual Obligations	Total	year	1-3 years	years	5 years

Mortgage and notes payable	$6,732	$2,126	$704	$704	$3,198
Capital leases	533	208	277	48
Operating leases	9,669	3,290	2,688	1,162	2,529
Other commitments	4,675	4,675

	$21,609	$10,299	$3,669	$1,914	$5,727

The Company currently has approximately $30,900 in revolving credit facilities with various banks available for direct borrowings. As of October 31, 2003, there were no direct borrowings. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender for approximately $11,400.

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

	Three Months Ended	Year Ended July 31,

	October 31, 2003	2003	2002	2001

General Electric	13%	9%	12%	11%
Toshiba	13%	7%	5%	7%
Siemens	9%	6%	5%	4%
Philips	7%	4%	18%	23%
L-3 Communications	5%	43%	9%	1%
Ten largest customers as a group	65%	77%	67%	63%

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

     As of November 28, 2003, the Bernard M. Gordon Charitable Remainder Unitrust owned approximately 15% of Analogic’s outstanding Common Stock. Bernard M. Gordon, Chairman of the Board of Directors and Executive Chairman of Analogic, and Julian Soshnick, Vice President of Analogic, serve as trustees of this trust and have full power to vote or dispose of the shares held by the trust. The trust, based on its ownership interest in Analogic, has the ability to exert substantial influence over the actions of Analogic.

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

The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income for the three months ended October 31, 2003 was $1,124. An interest rate change of 10% would not have a material impact to the fair value of the portfolio or to future earnings.

The Company’s three largest customers for the fiscal year ended July 31, 2003, each of which is a significant and valued customer, were L-3 Communications, General Electric and Toshiba, which accounted for approximately 43%, 9% and 7%, respectively, of product and engineering revenue. For the first quarter, of fiscal year 2004, ended October 31, 2003, the Company’s three largest customers, General Electric, Toshiba and Siemens accounted for approximately 13%, 13% and 9%, respectively, of product and engineering revenue. Loss of any one of three customers would have a material adverse effect upon the Company’s business.

Item 4. Controls and Procedures

Except as described below, no change in the Company’s internal control over financial reporting occured during the fiscal quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of October 31, 2003. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of October 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the course of the preparation and audit of the Company’s financial statements for the fiscal year ended July 31, 2003, the Company determined that it had been applying incorrect accounting standards to (1) the recognition of software revenue by Camtronics Medical Systems, Ltd., a 100% owned U.S. subsidiary of the Company, and (2) the treatment of foreign currency exchange gains and losses related to an inter-company loan between the Company and B-K Medical Systems A/S, a 100% owned Danish subsidiary of the Company. The Company has amended its Annual Reports on Form 10-K for the fiscal years ended July 31, 2001 and 2002, and its Quarterly Reports on Form 10-Q for each of the quarters within the fiscal years ended July 31, 2001, 2002 and 2003, to reflect the appropriate accounting for these transactions. In addition, the Company implemented, during the quarter ended October 31, 2003, the following improvements to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to prevent a reoccurrence of such issues:

•	the Company has taken steps to ensure that its financial personnel, particularly those located in the offices of its subsidiaries, fully understand and consistently apply current accounting standards;

•	the Company has implemented procedures to improve the communications and consultations between the financial officers at the Company’s headquarters and the financial personnel in the offices of its subsidiaries; and

•	the Company has implemented revised procedures at its Camtronics subsidiary, affecting both sales and marketing personnel and financial personnel, with respect to the structuring and negotiation of customer contracts and the recording of such contracts for accounting purposes.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8 - K

    (a) Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-16(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)  On October 15, 2003 the Company filed a Current Report on Form 8-K pursuant to which it furnished under item 12 the press release announcing its financial results for the fiscal year ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION Registrant

Date: December 12, 2003	/s/ John W. Wood Jr.

John W. Wood Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 12, 2003	/s/ John J. Millerick

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