Form 10-Q
period 2004-01-31
ANALOGIC CORP
filed 2004-03-15
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended January 31, 2004

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

     The number of shares of Common Stock outstanding at February 27, 2004 was 13,599,572.

ANALOGIC CORPORATION

Part 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except per share data)

	January 31,	July 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$130,132	$136,806
Marketable securities, at market	34,220	41,155
Accounts and notes receivable, net of allowance for doubtful accounts of $2,711 at January 31, 2004 and $4,189 at July 31, 2003	56,474	53,875
Inventories	70,871	69,548
Costs related to deferred revenue	12,780	14,796
Refundable and deferred income taxes	10,230	13,058
Other current assets	8,245	6,069

Total current assets	322,952	335,307
Property, plant and equipment, net	92,207	83,926
Investments in and advances to affiliated companies	12,029	14,050
Capitalized software, net	7,315	6,339
Goodwill	2,306	2,306
Intangible assets, net	12,012	11,708
Costs related to deferred revenue	206	206
Other assets	1,881	2,533

Total Assets	$450,908	$456,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,017	$1,277
Obligations under capital leases	162	180
Accounts payable, trade	17,426	21,162
Accrued liabilities	19,581	24,412
Deferred revenue	23,733	30,084
Advance payments and other	8,382	5,798
Accrued income taxes	6,006	5,867

Total current liabilities	76,307	88,780

Long-term liabilities:
Mortgage and other notes payable	3,718	3,837
Obligations under capital leases	249	327
Deferred revenue	1,522	1,743
Deferred income taxes	4,248	5,175

Total long-term liabilities	9,737	11,082

Commitments and guarantees (Note 13)
Stockholders’ equity:
Common stock, $.05 par value	710	710
Capital in excess of par value	48,456	47,229
Retained earnings	323,656	320,328
Accumulated other comprehensive income	3,302	709
Treasury stock, at cost	(6,380)	(6,777)
Unearned compensation	(4,880)	(5,686)

Total stockholders’ equity	364,864	356,513

Total Liabilities and Stockholders’ Equity	$450,908	$456,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Net revenue:
Product	$90,017	$149,980	$153,929	$273,208
Engineering	3,500	5,475	12,121	11,855
Other	1,745	1,690	4,181	4,366

Total net revenue	95,262	157,145	170,231	289,429

Cost of sales:
Product	51,642	88,051	90,950	155,684
Engineering	2,132	3,507	4,936	8,403
Other	1,140	1,125	2,349	2,366

Total cost of sales	54,914	92,683	98,235	166,453

Gross margin	40,348	64,462	71,996	122,976

Operating expenses:
Research and product development	14,482	14,571	29,785	25,948
Selling and marketing	9,955	8,456	18,038	16,390
General and administrative	10,081	8,595	18,554	16,428

Total operating expenses	34,518	31,622	66,377	58,766

Income from operations	5,830	32,840	5,619	64,210

Other (income) expense:
Interest income	(962)	(1,221)	(2,086)	(2,509)
Interest expense	119	82	192	151
Equity in unconsolidated affiliates	(158)	855	(1)	2,093
Other	101	(1,301)	(5)	(1,644)

Total other (income) expense	(900)	(1,585)	(1,900)	(1,909)

Income before income taxes	6,730	34,425	7,519	66,119
Provision for income taxes	1,872	13,111	2,030	25,155

Net income	$4,858	$21,314	$5,489	$40,964

Net income per common share:
Basic	$0.36	$1.61	$0.41	$3.10
Diluted	0.36	1.59	0.41	3.07
Weighted average shares outstanding:
Basic	13,412	13,215	13,397	13,194
Diluted	13,464	13,412	13,505	13,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	January 31,

	2004	2003

OPERATING ACTIVITIES:
Net income	$5,489	$40,964
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	1,184	2,639
Depreciation and amortization	10,508	9,332
Allowance for doubtful accounts	2	988
Loss (gain) on sale of property, plant, and equipment	(46)	8
Equity loss in unconsolidated affiliates	(1)	2,093
Equity (gain) loss in unconsolidated affiliate classified as research and product development expense	2,040	—
Non-cash compensation expense from stock grants	806	577
Net changes in operating assets and liabilities	(13,695)	(30,748)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	6,287	25,853

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(19)	—
Return of investment from affiliated company	—	516
Acquisition of businesses, net of cash acquired	(141)	(2,851)
Acquisition of assets	(1,750)	(10,149)
Additions to property, plant and equipment	(14,483)	(9,191)
Capitalized software	(1,653)	(1,071)
Proceeds from sale of property, plant and equipment	156	94
Maturities of marketable securities	6,485	10,225

NET CASH USED FOR INVESTING ACTIVITIES	(11,405)	(12,427)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(1,159)	(234)
Issuances of stock pursuant to exercise of stock options and employee stock purchase plan	1,445	2,451
Dividends paid to shareholders	(2,161)	(2,126)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(1,875)	91

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	319	(1,555)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,674)	11,962

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	136,806	123,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,132	$135,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.     Basis of presentation:

      The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three and six months ended January 31, 2004, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2004, or any other interim period.

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

      Certain financial statement items in the prior fiscal year have been reclassified to conform to the current year’s financial presentation format. The Company reclassified $2,183 of intangibles and $1,290 of goodwill related to the Company’s 17.6% ownership of Cedara Software Corporation (“Cedara”) to investment in and advances to affiliated companies in the Condensed Consolidated Balance Sheets as of July 31, 2003.

      The Company also reclassified amortization of intangible assets of $252 and $504 related to Cedara from general and administrative expense to equity in unconsolidated affiliates in the Condensed Consolidated Statements of Operations for the three and six months period ended January 31, 2004, respectively.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      If the Company had adopted the fair value method described in SFAS 123, the results of operations would have been reported as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Net income, as reported	$4,858	$21,314	$5,489	$40,964
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	284	184	588	358
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(959)	(967)	(1,999)	(1,844)

Pro forma net income	$4,183	$20,531	$4,078	$39,478

Earnings per share:
Basic — as reported	$0.36	$1.61	$0.41	$3.10
Basic — pro forma	0.31	1.55	0.30	2.99
Diluted — as reported	$0.36	$1.59	$0.41	$3.07
Diluted — pro forma	0.31	1.53	0.30	2.96

3.	Balance sheet information:

      Additional information for certain balance sheet accounts is as follows for the periods indicated:

	January 31,	July 31,
	2004	2003

Inventories:
Raw materials	$35,985	$37,155
Work-in-process	12,218	15,003
Finished goods	22,668	17,390

	$70,871	$69,548

Accrued liabilities:
Accrued employee compensation and benefits	$9,606	$13,203
Accrued warranty	5,981	7,302
Other	3,994	3,907

	$19,581	$24,412

Advance payments and other:
Ramp-up funds	$2,343	$3,650
Customer deposits	6,039	2,148

	$8,382	$5,798

4.	Acquisition of assets:

      On October 20, 2003, Analogic’s 100% owned subsidiary Camtronics Medical Systems Ltd. (“Camtronics”) acquired certain assets and liabilities from Quinton, Inc. (“QTN”), a Washington corporation, primarily

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

related to intellectual property rights and interests associated with QTN’s Q-Cath hemodynamics and monitoring system business. Camtronics decision to acquire these assets and liabilities was based on its desire to expand its current product offerings and gain access to QTN’s existing customer base. The Company’s total investment amounted to $1,750, with payments of $1,000 due at closing and $750 due one year from the closing date. In connection with the above transaction, the parties also entered into a Transition Service Agreement and a Cooperative Marketing Agreement. Under the terms of the Transition Service Agreement, QTN has agreed to provide maintenance service to existing and new customers for a period of six months from the closing date. The Cooperative Marketing Agreement, which has a term of four years, provides for QTN to earn up to an additional $1,500 in commissions upon the successful conversion of QTN Q-Cath systems to Camtronics Physiolog and Vericis products. In addition QTN will market the electronic medical records products of Camtronics through its specialized sales force in the primary care market. The Company allocated the purchase price of $1,750 to the acquired assets, $250 to inventory and $1,500 to the customer list, based on their relative fair value. The customer list will be amortized over the estimated useful life of four years, commencing in November 2003.

5.	Investments in and advances to affiliated companies:

      During the second quarter of fiscal year 2004 the Company’s investment in Cedara as a percentage of Cedara’s total shares outstanding decreased from 19% to 17.6%. The reduction in the investment was a result of the Company’s decision not to exercise its preemptive right to maintain its ownership interest of 19% at the time Cedara converted its outstanding convertible debentures into common shares and issued common shares on the exercise of employees stock options.

      Summarized results of operations of the Company’s partially-owned unconsolidated affiliates are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Net revenue	$12,093	$9,584	$23,651	$15,201
Gross margin	8,643	4,932	15,530	7,698
Income(loss) from operations	1,898	(1,671)	1,536	(5,586)
Net income(loss)	1,839	(1,725)	1,362	(5,567)

6.	Goodwill and Other Intangible Assets:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Acquired amortizable intangible assets consist of the following:

	January 31, 2004			July 31, 2003

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable Intangible Assets:
Software Technology	$4,946	$1,503	$3,443	$4,805	$1,118	$3,687
Intellectual Property	9,346	2,161	7,185	9,346	1,325	8,021
Customer List	1,476	92	1,384	—	—	—

	$15,768	$3,756	$12,012	$14,151	$2,443	$11,708

      The increase of $1,617 in intangible assets relates primarily to the customer list acquired as part of the acquisition of certain assets from Quinton.

      Amortization of acquired intangible assets was $1,568 and $681 for the six months ended January 31, 2004 and 2003, respectively.

      The estimated future amortization expense related to acquired intangible assets in the current fiscal year, and each of the five succeeding fiscal years, is expected to be as follows:

2004 (Remaining six months)	$1,617
2005	3,228
2006	3,177
2007	2,724
2008	652
2009	614

$12,012

7.     Net income per share:

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the sum of the weighted average number of common shares outstanding during the period, and, if dilutive, the weighted average number of potential shares of common stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Net income	$4,858	$21,314	$5,489	$40,964

Weighted average number of common shares outstanding-basic	13,412	13,215	13,397	13,194
Effect of dilutive securities:
Stock options and restricted stock	52	197	108	138

Weighted average number of common shares outstanding-diluted	13,464	13,412	13,505	13,332

Net income per common share:
Basic	$0.36	$1.61	$0.41	$3.10
Diluted	0.36	1.59	0.41	3.07
Anti-dilutive shares related to outstanding stock options	249	7	142	135

8.     Dividends:

      The Company declared dividends of $.08 per common share on December 8, 2003, payable on January 5, 2004 to shareholders of record on December 22, 2003 and $.08 per common share on October 14, 2003, payable November 11, 2003 to shareholders of record on October 28, 2003.

9.     Comprehensive Income:

      The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Net income	$4,858	$21,314	$5,489	$40,964
Other comprehensive income (loss) net of taxes:
Unrealized gains (losses) from marketable securities net of taxes of $86 and $96, for the three months ended January 31, 2004, and 2003, and $178 and $71 for the six months ended January 31, 2004 and 2003, respectively	(130)	146	(273)	(108)
Foreign currency translation adjustment, net of taxes of $1,132 and $517, for the three months ended January 31, 2004 and 2003, and $1,876 and $579 for the six months ended January 31, 2004 and 2003, respectively	1,730	789	2,866	1,000

Total comprehensive income	$6,458	$22,249	$8,082	$41,856

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

10.     Supplemental disclosure of cash flow information:

      Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Six Months Ended
	January 31,

	2004	2003

Accounts and notes receivable	$(1,404)	$2,878
Accounts receivable from affiliates	(610)	601
Inventories	26	2,462
Costs related to deferred revenue	2,016	(4,863)
Other current assets	(2,002)	(635)
Other assets	2,171	(3,198)
Accounts payable, trade	(4,110)	(7,693)
Accrued liabilities	(5,485)	3,951
Advance payments and deferred revenue	(4,316)	(37,655)
Accrued income taxes	19	13,404

Net changes in operating assets and liabilities	$(13,695)	$(30,748)

11.     Taxes:

      The effective tax rate for the three and six months ended January 31, 2004 was 28% and 27%, respectively, as compared to 38% for the same periods last year. The decrease in the effective tax rates from prior year was due primarily to a relative increase in the estimated benefits from tax exempt interest and research and development credits as a result of a lower dollar base of pre-tax income.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

12.     Segment information:

      The Company operates in three reporting segments. The two primary reporting segments conduct business within the electronics industry: Imaging Technology Products and Signal Processing Technology Products. Imaging Technology Products consist primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems. Signal Processing Technology Products consist of Analog to Digital (A/D) converters and supporting modules, and high-speed digital signal processors. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income. Assets of Corporate and Other consist primarily of the Company’s cash equivalents, marketable securities, fixed and other assets, which are not specifically identifiable. The table below presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Revenues from external customers:
Imaging technology products	$85,813	$150,937	$152,214	$272,892
Signal processing technology products	7,704	4,518	13,836	12,171
Corporate and other	1,745	1,690	4,181	4,366

Total	$95,262	$157,145	$170,231	$289,429

Income (loss) before income taxes:
Imaging technology products	$5,928	$35,389	$5,436	$64,923
Signal processing technology products	(39)	(2,359)	(331)	(1,971)
Corporate and other	841	1,395	2,414	3,167

Total	$6,730	$34,425	$7,519	$66,119

	January 31, 2004	July 31, 2003

Identifiable assets:
Imaging technology products	$231,584	$222,799
Signal processing technology products	12,113	13,105
Corporate and other(A)	207,211	220,471

Total	$450,908	$456,375

(A)	Includes cash equivalents and marketable securities of $147,066 and $167,229 at January 31, 2004, and July 31, 2003, respectively.

13.     Commitments and guarantees:

      The Company’s standard original equipment manufacturing and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2004.

      In the fiscal year 2002, the Company acquired a 19% interest in Cedara of Mississauga, Ontario, Canada. As part of the Company’s investment agreement, the Company has guaranteed certain debt owed by Cedara to its bank lender through the provision of a credit facility with the Company’s principal bank for approximately $11,300 based upon Cedara’s funding requirements. To date, no claims have been asserted against the Company in connection with the guarantee of Cedara’s debt. Accordingly, the Company has no liabilities recorded in connection with the Cedara guarantee as of January 31, 2004.

      The Company warrants that its products will perform, in all material respects, in accordance with its standard published specification in effect at the time of delivery of the products to the customer for a period ranging from 12 to 24 months from the date of delivery. The Company provides for the estimated cost of product and service warranties based on specific warranty claims, claims history and engineering estimates, where applicable.

      The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Balance at the beginning of the period	$6,837	$4,704	$7,302	$3,235
Accrual for warranties issued during the period	1,513	3,643	2,248	6,396
Accrual related to pre-existing warranties (including changes in estimate)	(1,818)	—	(1,589)	(87)
Settlements made in cash or in kind during the period	(551)	(1,420)	(1,980)	(2,617)

Balance at the end of the period	$5,981	$6,927	$5,981	$6,927

14.	New accounting pronouncements

      In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The Company did not acquire any variable interest entities after this date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company will adopt the provisions of FIN 46 in the third quarter of fiscal 2004 and is uncertain at this time if the adoption will have a material impact on its financial position or results of operations.

      15. Subsequent events:

      On March 12, 2004, the Company announced that its Board of Directors, on March 11, 2004, declared dividends of $0.08 per common share payable on April 9, 2004 to shareholders of record on March 25, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      All dollar amounts in this Item 2 are in thousands except per share data.

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

Summary

      The following is a summary of the areas that management believes are important in understanding the results of the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the unaudited condensed consolidated financial statements and notes that appear elsewhere in this document.

      Net sales for the six months ended January 31, 2004 were $119,198 lower than the same period last year. Net sales for the three months ended January 31, 2004 were $61,883 lower than the same period last year. The sales decrease in these periods was primarily the result of the number of EXACT systems sold to L-3 Communications. The short fall in the EXACT systems sales was partially offset by higher demand for ultrasound, data acquisition systems and high speed computers products, the recognition of the prior years Camtronics deferred revenue of $9,500, the sale of a license of intellectual property for $2,775, and revenue of $2,500 resulting from a multi-year, multi-million dollar Original Equipment Manufacturer’s (“OEM”) agreement, in which a level of margin based on a certain amount of revenue per year is guaranteed annually for the next three years.

      Gross margin for the six months ended January 31, 2004 decreased slightly to 42.3% from 42.5% the same period last year. Gross margin for the three months ended January 31, 2004 improved to 42.4% from 41.0% from the same period last year, mainly the result of the benefit of $2,500 of margin guaranteed by an OEM customer.

      Total operating expenses increased $7,611 for the six months ended January 31, 2004 over the same period last year, and $2,896 for the quarter ended January 31, 2004 over the same period last year. The increase in operating expenses is primarily the result of increased research and product development expenses related to the Company’s continued focus on developing new generations of medical imaging equipment and security systems and subsystems. Sales and marketing expenses increased primarily as a result of salaries, related expenses, and other operating expenses for the Company’s newly established subsidiary, Anexa. General and administrative expenses increased mainly due to incremental costs of certain recently acquired businesses and increased accounting and legal costs.

      Diluted earnings per share declined to $0.41 per share for the six months ended January 31, 2004 from $3.07 per share for the six months ended January 31, 2003. Diluted earnings per share declined for the quarter ended January 31, 2004 to $0.36 from $1.59 for the same period last year. In both periods the decline in earnings per share over the same periods in the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

      Cash, cash equivalents and marketable securities decreased $13,609 to $164,352 at January 31, 2004 from $177,961 at July 31, 2003. The decrease was primarily due to capital expenditures of $14,483 of which $8,121 relates to the Company’s new addition to its headquarters facility in Peabody, MA, dividends paid to shareholders of $2,161 and the acquisition of businesses and assets of $1,891, offset by $6,287 of cash generated by operating activities.

Critical Accounting Policies, Judgments, and Estimates

      The U.S. Securities and Exchange Commission (“SEC”) has suggested that companies provide additional disclosure and commentary on their critical accounting policies. The SEC considers critical accounting policies to be the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers and information available from other outside sources, as appropriate. The Company’s critical accounting policies, judgments, and estimates include:

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

      Camtronics provides installation services, which include project-scoping services, conducting pre-installation audits, detailed installation plans, actual installation of hardware components, and testing of all hardware and software installed at the customer site. Because installation services are deemed to be essential to the functionality of the software, software license and installation services, fees are recognized upon completion of installation.

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

Warranty Reserve

      The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on specific warranty claims, historical data and engineering estimates, where applicable, revisions to the estimated warranty liability would be required. Such revisions could adversely affect the Company’s operating results. The Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period ranging for 12 to 24 months from the date of delivery.

Investments in and Advances to Affiliated Companies

      The Company has investments in affiliated companies related to areas of the Company’s strategic focus. The Company accounts for these investments using the equity method of accounting. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based on changes in the Company’s overall business strategy, the financial condition of the affiliated companies, market conditions and the industry and economic environment in which the entities operate. Adverse changes in market conditions or poor operating results of affiliated companies could result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

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

Results of Operations

Six Months Fiscal 2004 (01/31/04) vs. Six Months Fiscal 2003 (01/31/03)

      Product revenue for the six months ended January 31, 2004 was $153,929 compared to $273,208 for the same period last year, a decrease of $119,279 or 44%. The decrease in product revenue was primarily due to sales of Imaging Technology Products which decreased $123,443 or 47% to $140,375 for the six months ended January 31, 2004 from $263,818 for the six months ended January 31, 2003. This was primarily the result of reduced sales of the EXACT systems and spare parts which the Company supplied to L-3 Communications from $161,054 for the six months ended January 31, 2003 to $9,756 for the six months ended January 31, 2004. This was partially offset by increased sales of $27,855, or 27% over prior year sales, of systems and subsystems for medical imaging equipment due to increased demand of ultrasound and data acquisition systems. This increase also includes approximately $9,400 of prior years’ deferred revenue which was recognized in the current period, and approximately $2,500 of revenue resulting from a multi-year, multi-million dollar OEM agreement, in which a level of margin based on a certain amount of revenue per year is guaranteed annually for the next three years.

      Engineering revenue for the six months ended January 31, 2004 was $12,121 compared to $11,855 for the same period last year, an increase of $266 or 2%. This increase was primarily due to the sale of a license of intellectual property for $2,775 to the Company’s affiliate Shenzhen Anke High-Tech Co., Ltd. (“SAHCO”).

      Other revenue of $4,181 and $4,366 represents revenue for the hotel operation for the six months ended January 31, 2004 and 2003, respectively.

      Product gross margin was $62,979 for the six months ended January 31, 2004 compared to $117,524 for the same period last year. Product gross margin as a percentage of product revenue was 41% and 43% for the six months ended January 31, 2004 and 2003, respectively. The decrease in product gross margin percentage over the prior year was primarily attributable to lower sales of security imaging technology products, which have higher gross margin than most of the Company’s other products, partially offset by the benefit of $2,500 of margin guaranteed by an OEM customer.

      Engineering gross margin was $7,185 for the six months ended January 31, 2004 compared to $3,452 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 59% and 29% for the six months ended January 31, 2004 and 2003, respectively. The increase in engineering gross margin as a percentage of revenue over the prior year was primarily due to the sale of a license of intellectual property to the Company’s affiliate SAHCO for $2,775 with no corresponding cost and lower costs related to customer funded projects.

      Research and product development expenses were $29,785 for the six months ended January 31, 2004 or 18% of total revenue, compared to $25,948, or 9% of total revenue for the same period last year. The increase of $3,837 was primarily due to the Company continuing to focus substantial resources on developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital X-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. The Company is in the initial stages of testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, carry-in baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects for security imaging systems to meet diverse, evolving security needs in the United States and abroad.

      Selling and marketing expenses were $18,038 or 11% of total revenue for the six months ended January 31, 2004, as compared to $16,390 or 6% of total revenue for the same period last year. The increase in selling expenses was primarily the result of salaries, related expenses and other operating expenses for the Company’s newly established subsidiary, Anexa, to sell the next generation of digital imaging solutions to select end-user markets in the United States.

      General and administrative expenses were $18,554, or 11% of total revenue, for the six months ended January 31, 2004, as compared to $16,428 or 6% of total revenue for the same period last year. The increase of $2,126 was due to amortization related to acquired intangible assets of $887, incremental costs of approximately $700 related to recently acquired subsidiaries, Sound Technology Inc. and VMI Medical Inc., which were not included in the same period last year, approximately $200 related to programs initiated by the Company to comply with Sarbanes-Oxley Act of 2002, and approximately $550 in accounting and legal expenses related to the restatement of the Company’s financial statements for fiscal years 2001, 2002 and the first three quarters of fiscal 2003, partially offset by lower bad debt expenses of approximately $600 primarily related to an unsecured note receivable in the prior year.

      Interest income was $2,086 for the six months ended January 31, 2004, compared to $2,509 for the same period last year. The decrease was due to lower invested cash balances resulting primarily for payments made for the construction of the new building and effective interest rates.

      The Company recorded equity income of $1 and a loss of $2,093 related to equity in unconsolidated affiliates for the six months ended January 31, 2004, and 2003, respectively. The equity income of $1 for the six months ended January 31, 2004 was primarily due to a gain of $304 reflecting the Company’s share of profit in Cedara Software Corporation primarily offset by the Company’s share of losses of $262 in SAHCO. The equity loss of $2,093 for the six months ended January 31, 2003 was primarily due to the Company’s share of losses of $790 in SAHCO and $1,436 in Cedara, partially offset by an equity gain of $160 reflecting the Company’s share of profit in Enhanced CT Technology LLC.

      Other income, consisting primarily of currency exchange gain, was $5 and $1,644 for the six months ended January 31, 2004 and 2003, respectively. The currency exchange gain for the six months ended January 31, 2003 was the result of the weakening US dollar on the US dollar denominated intercompany loans from the Company’s Danish and Canadian subsidiaries. The Company converted to equity the Danish and Canadian subsidiaries’ intercompany loans which were outstanding during July 2003.

      The effective tax rate for the six months of fiscal 2004 was 27% as compared to 38% for the same period last year. The decrease of 11% was primarily due to a relative increase in the estimated benefits from tax exempt interest and research and development credits as a result of a lower dollar base of pre tax income for fiscal 2004 when compared to the same period for fiscal 2003.

      Net income for the six months ended January 31, 2004 was $5,489 or $0.41 per basic and diluted share, as compared to $40,964 or $3.10 per basic share and $3.07 per diluted share for the same period last year. The decrease in net income over the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

Results of Operations

                  Second Quarter Fiscal 2004 (01/31/04) vs. Second Quarter Fiscal 2003 (01/31/03)

      Product revenue for the three months ended January 31, 2004 was $90,017 compared to $149,980 for the same period last year, a decrease of $59,963 or 40%. The decrease in product revenue was primarily due to sales of Imaging Technology Products which decreased $63,647 or 44% to $82,523 for the quarter ended January 31, 2004 from $146,170 for the quarter ended January 31, 2003. This was primarily the result of reduced sales of the EXACT systems and spare parts which the Company supplied to L-3 Communications from $88,088 for the quarter ended January 31, 2003 to $6,456 for the quarter ended January 31, 2004. This was partially offset by increased sales of $17,985, or 31% over prior year sales, of systems and subsystems for medical imaging equipment due to increased demand of ultrasound and data acquisition systems. This increase also includes approximately $8,300 of prior years’ deferred revenue which was recognized in the current period, and approximately $2,500 of revenue resulting from a multi-year, multi-million dollar OEM agreement, in which a level of margin based on a certain amount of revenue per year is guaranteed annually for the next three years.

      Engineering revenue for the three months ended January 31, 2004 was $3,500 compared to $5,475 for the same period last year, a decrease of $1,975 or 36%. This decrease in engineering revenue was primarily due to a decrease in funding projects for developing medical and security imaging equipment.

      Other revenue of $1,745 and $1,690 represents revenue for the hotel operation for the three months ended January 31, 2004 and 2003, respectively.

      Product gross margin was $38,375 for the quarter ended January 31, 2004 compared to $61,929 for the same period last year. Product gross margin as a percentage of product revenue was 43% and 41% for the three months ended January 31, 2004 and 2003, respectively. The increase in product gross margin percentage over the prior year quarter was primarily attributable to the benefit of $2,500 of margin guaranteed by an OEM customer.

      Engineering gross margin was $1,368 for the three months ended January 31, 2004 compared to $1,968 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 39% and 36% for the three months ended January 31, 2004 and 2003, respectively.

      Research and product development expenses were $14,482 for the three months ended January 31, 2004 or 15% of total revenue, compared to $14,571, or 9% of total revenue for the same period last year. The increase in research and product development as a percentage of revenue was primarily the result of lower EXACT revenue from a year ago.

      Selling and marketing expenses were $9,955 or 10% of total revenue for the three months ended January 31, 2004, as compared to $8,456 or 5% of total revenue for the same period last year. The increase was primarily due to salaries and related expenses including other operating expenses for the Company’s newly established subsidiary, Anexa, to sell the next generation of digital imaging solutions to select end-user markets in the United States.

      General and administrative expenses were $10,081, or 11% of total revenue, for the three months ended January 31, 2004, as compared to $8,595 or 6% of total revenue for the same period last year. The increase of $1,486 was due to amortization related to acquired intangible assets of $264, approximately $200 related to programs initiated by the Company to comply with Sarbanes-Oxley Act of 2002, and approximately $550 in accounting and legal expenses related to the restatement of the Company’s financial statements for fiscal years 2001, 2002 and the first three quarters of fiscal 2003.

      Interest income was $962 for the three months ended January 31, 2004, compared to $1,221 for the same period last year. The decrease was due to lower invested cash balances resulting primarily for payments made for the construction of the new building and effective interest rates.

      The Company recorded equity income of $158 and a loss of $855 related to equity in unconsolidated affiliates for the three months ended January 31, 2004, and 2003, respectively. The equity income of $158 for the three months ended January 31, 2004 was primarily due to a gain of $312 reflecting the Company’s share of profit in Cedara Software Corporation partially offset by a loss of $134 for the Company’s share of losses in SAHCO. The equity loss of $855 for the prior year’s period was primarily due to a loss of $689 and $321, representing the Company’s share of losses in Cedara and SAHCO, respectively, partially offset by an equity gain of $160 reflecting the Company’s share of profit in Enhanced CT Technology LLC.

      Other loss was $101 for the three months ended January 31, 2004 compared to other income of $1,301 for the same period last year. Other income and loss consist primarily of foreign currency exchange. The currency gain last year was primarily the result of the weakening US dollar on the US dollar denominated intercompany loans from the Company’s Danish and Canadian subsidiaries. The Company converted to equity the Danish and Canadian subsidiaries’ intercompany loans which were outstanding during July 2003.

      The effective tax rate for the second quarter of fiscal 2004 was 28% as compared to 38% for the same period last year. The decrease in the tax rates of 10% was primarily due to a relative increase in the estimated benefits from tax exempt interest and research and development credits as a result of a lower dollar base of pre tax income for fiscal 2004 when compared to the same period for fiscal 2003.

      Net income for the three months ended January 31, 2004 was $4,858 or $0.36 per basic and diluted share, as compared to $21,314 or $1.61 per basic share and $1.59 per diluted share for the same period last year. The decrease in net income over the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

Liquidity and Capital Resources

      The Company’s balance sheet reflects a current ratio of 4.2 to 1 at January 31, 2004 compared to 3.8 to 1 at July 31, 2003. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .24 to 1 at January 31, 2004 and .28 to 1 at July 31, 2003. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

      The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2004, due to the short maturities of these instruments.

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

      Cash provided by operations was $6,287 for the six months ended January 31, 2004, compared with cash flow generated of $25,853 for the same period last year. The decrease in cash flows from operations was primarily the result of a decrease in net income of $35,475 and a net decrease in changes in operating assets and liabilities of $17,053.

      Net cash used in investing activities was $11,405 for the six months ended January 31, 2004 compared to $12,427 for the same period last year. The decrease in net cash used of $1,022 was primarily due to maturity of marketable securities, and a reduction in spending related to business acquisitions. These decreases were partially offset by increased capital expenditures of $14,483 of which $8,121 was related to the Company’s new addition to its headquarters facility in Peabody, Massachusetts.

      Net cash used by financing activities was $1,875 for the six months ended January 31, 2004 versus net cash provided of $91 for the prior year period. The increase in net cash used of $1,966 was primarily due to lower proceeds from the issuances of stock pursuant to employee stock option and employee stock purchase plans of $1,006 and a payment of a loan obligation from a business acquisition of $925.

      The Company’s contractual obligations at January 31, 2004, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less			More
		than			than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Mortgage and notes payable	$5,651	$1,133	$704	$704	$3,110
Capital leases	468	197	231	40	—
Operating leases	9,272	2,837	2,706	1,203	2,526
Other commitments	367	367	—	—	—

	$15,758	$4,534	$3,641	$1,947	$5,636

Off-balance sheet arrangements

      The Company currently has approximately $24,000 in revolving credit facilities with various banks available for direct borrowings. As of January 31, 2004, there were no direct borrowings. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender for approximately $11,300.

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The Company did not acquire any variable interest entities after this date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company will adopt the provisions of FIN 46 in the third quarter of fiscal 2004 and is uncertain at this time if the adoption will have a material impact on its financial position or results of operations.

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

	Six Months Ended	Year Ended July 31,

	January 31, 2004	2003	2002	2001

Toshiba	13%	7%	5%	7%
General Electric	11%	9%	12%	11%
Siemens	8%	6%	5%	4%
Philips	8%	4%	18%	23%
L-3 Communications	6%	43%	9%	1%
Ten largest customers as a group	61%	77%	67%	63%

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

      Many of our OEM customers and potential OEM customers have the capacity to design and manufacture themselves the products we manufacture for them. We face competition from research and product development groups and the manufacturing operations of our current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing.

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

      As of February 27, 2004, the Bernard M. Gordon Charitable Remainder Unitrust owned approximately 13% of Analogic’s outstanding Common Stock. Bernard M. Gordon, Chairman of the Board of Directors of Analogic, and Julian Soshnick, Vice President of Analogic, serve as trustees of this trust and have full power to vote or dispose of the shares held by the trust. The trust, based on its ownership interest in Analogic, has the ability to exert substantial influence over the actions of Analogic.

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

      The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income for the three and six months ended January 31, 2004 was $962,000 and $2,086,000, respectively. An interest rate change of 10% would not have a material impact to the fair value of the portfolio or to future earnings.

      The Company’s three largest customers for the fiscal year ended July 31, 2003, each of which is a significant and valued customer, were L-3 Communications, General Electric and Toshiba, which accounted for approximately 43%, 9% and 7%, respectively, of product and engineering revenue. For the first six months ended January 31, 2004, the Company’s three largest customers, Toshiba, General Electric, and Siemens accounted for approximately 13%, 11% and 8%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

Item 4.  Controls and Procedures

      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of January 31, 2004. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of January 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the exchange act) occurred during the fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5.     Submission of Matters to a Vote of Security Holders

      On January 16, 2004, the Company held its 2004 Annual Meeting of Stockholders. At the meeting, the votes cast for and against the matters presented to the Company’s stockholders, as well as the number of abstentions and broker-non-votes, were as follows.

      1. Election of three (3) Class III Directors for a three (3) year term, to hold office until the 2007 Annual Meeting of Stockholders and until their respective successors are elected and qualified.

	Votes For	Votes Withheld

Bernard M. Gordon	11,846,596	669,251
John A Tarello	11,469,663	1,046,184
John W. Wood Jr.	12,037,873	477,974

      2. Approval of an amendment to the Company’s Key Employee Stock Bonus Plan dated October 12, 2000.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

10,209,796	905,511	15,754	1,384,786

      3. Approval of an amendment to the Company’s Non-Qualified Stock Option Plan for Non Employee Directors dated January 31, 1997.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

10,076,363	1,031,525	23,173	1,384,786

      Please see the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with this Annual Meeting for a description of the matters voted upon.

Item 6.     Exhibits and Reports on Form 8–K

      (a) Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      On December 9, 2003, Analogic furnished a Current Report on Form 8-K dated December 9, 2003 (as amended by Amendment No. 1 to the Current Report on Form 8-K/ A furnished to the Securities and Exchange Commission on December 10, 2003) for the purpose of furnishing under Item 12 (Results of Operation and Financial Condition) to the Securities and Exchange Commission as an exhibit thereto Analogic’s corrected press release dated December 9, 2003 announcing Analogic’s financial results for the quarter ended October 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

Date: March 15, 2004	/s/ JOHN W. WOOD JR. -------------------------------------------------------- John W. Wood Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2004	/s/ JOHN J. MILLERICK John J. Millerick Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003 was filed with the Securities and Exchange Commission on December 15, 2003 as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A.
10.2	Non-Qualified Stock Option Plan, dated January 31, 1997, as amended on December 8, 2003 was filed with the Securities and Exchange Commission on December 15, 2003 as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002