Form 10-Q
period 2004-04-30
ANALOGIC CORP
filed 2004-06-10
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 30, 2004

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

          The number of shares of Common Stock outstanding at May 28, 2004 was 13,644,103.

ANALOGIC CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except per share data)

	April 30,	July 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$142,304	$136,806
Marketable securities, at market	31,700	41,155
Accounts and notes receivable, net of allowance for doubtful accounts of $2,608 at April 30, 2004 and $4,189 at July 31, 2003	51,763	53,875
Inventories	68,617	69,548
Costs related to deferred revenue	10,254	14,796
Refundable and deferred income taxes	10,939	13,058
Other current assets	6,782	6,069

Total current assets	322,359	335,307
Property, plant and equipment, net	91,314	83,926
Investments in and advances to affiliated companies	12,099	14,050
Capitalized software, net	7,989	6,339
Goodwill	2,306	2,306
Intangible assets, net	11,052	11,708
Costs related to deferred revenue	212	206
Other assets	1,679	2,533

Total Assets	$449,010	$456,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$787	$1,277
Obligations under capital leases	163	180
Accounts payable, trade	18,858	21,162
Accrued liabilities	20,014	24,412
Deferred revenue	21,632	30,084
Advance payments	9,691	5,798
Accrued income taxes	5,112	5,867

Total current liabilities	76,257	88,780

Long-term liabilities:
Mortgage and other notes payable	—	3,837
Obligations under capital leases	202	327
Deferred revenue	1,331	1,743
Deferred income taxes	4,808	5,175

Total long-term liabilities	6,341	11,082

Commitments and guarantees
Stockholders’ equity:
Common stock, $.05 par value	713	710
Capital in excess of par value	52,553	47,229
Retained earnings	324,338	320,328
Accumulated other comprehensive income	2,003	709
Treasury stock, at cost	(5,947)	(6,777)
Unearned compensation	(7,248)	(5,686)

Total stockholders’ equity	366,412	356,513

Total Liabilities and Stockholders’ Equity	$449,010	$456,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2003	2004	2003

Net revenue:
Product	$86,358	$93,401	$240,287	$366,609
Engineering	4,233	4,949	16,354	16,804
Other	1,666	1,718	5,847	6,084

Total net revenue	92,257	100,068	262,488	389,497

Cost of sales:
Product	52,146	56,441	143,096	212,125
Engineering	3,503	3,802	8,439	12,205
Other	1,156	1,094	3,505	3,460

Total cost of sales	56,805	61,337	155,040	227,790

Gross margin	35,452	38,731	107,448	161,707

Operating expenses:
Research and product development	14,084	14,591	43,869	40,539
Selling and marketing	9,740	8,965	27,778	25,355
General and administrative	10,408	8,076	28,962	24,504

Total operating expenses	34,232	31,632	100,609	90,398

Income from operations	1,220	7,099	6,839	71,309

Other (income) expense:
Interest income	(743)	(1,302)	(2,829)	(3,811)
Interest expense	61	89	253	240
Equity in unconsolidated affiliates	(847)	455	(848)	2,548
Other	322	(1,095)	317	(2,739)

Total other (income) expense	(1,207)	(1,853)	(3,107)	(3,762)

Income before income taxes	2,427	8,952	9,946	75,071
Provision for income taxes	656	2,096	2,686	27,251

Net income	$1,771	$6,856	$7,260	$47,820

Net income per common share:
Basic	$0.13	$0.51	$0.54	$3.61
Diluted	0.13	0.51	0.54	3.58
Weighted average shares outstanding:
Basic	13,492	13,290	13,428	13,225
Diluted	13,508	13,390	13,506	13,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	April 30,

	2004	2003

OPERATING ACTIVITIES:
Net income	$7,260	$47,820
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	1,952	2,640
Depreciation and amortization	15,554	14,134
Allowance for doubtful accounts	77	1,572
Loss (gain) on sale of property, plant, and equipment	(26)	49
Equity (gain) loss in unconsolidated affiliates	(848)	2,548
Equity loss in unconsolidated affiliate classified as research and product development expense	2,564	—
Non-cash compensation expense from stock grants	1,147	984
Net changes in operating assets and liabilities	(3,471)	(33,335)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	24,209	36,412

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(19)	—
Return of investment from affiliated company	—	516
Acquisition of businesses, net of cash acquired	(141)	(2,851)
Acquisition of assets	(1,750)	(10,149)
Additions to property, plant and equipment	(17,948)	(11,901)
Capitalized software	(2,851)	(2,048)
Proceeds from sale of property, plant and equipment	171	133
Maturities of marketable securities	8,775	13,915

NET CASH USED FOR INVESTING ACTIVITIES	(13,763)	(12,385)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(5,100)	(403)
Issuances of stock pursuant to exercise of stock options and employee stock purchase plan	3,111	3,058
Dividends paid to shareholders	(3,250)	(3,195)

NET CASH USED FOR FINANCING ACTIVITIES	(5,239)	(540)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	291	(3,048)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,498	20,439

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	136,806	123,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,304	$143,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.     Basis of Presentation:

      The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three and nine months ended April 30, 2004, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2004, or any other interim period.

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

      Certain financial statement items in the prior fiscal year have been reclassified to conform to the current year’s financial presentation format. The Company reclassified $3,183 of intangibles and $1,290 of goodwill related to the Company’s 14.8% ownership of Cedara Software Corporation (“Cedara”) to investment in and advances to affiliated companies in the Condensed Consolidated Balance Sheets as of July 31, 2003. The Company also reclassified amortization of intangible assets of $252 and $756 related to Cedara from general and administrative expense to equity in unconsolidated affiliates in the Unaudited Condensed Consolidated Statements of Operations for the three and nine month period ended April 30, 2003, respectively.

2.     Stock-based compensation:

      As permitted by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123,” and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” the Company continues to apply the accounting provisions of the Accounting Principle Board (“APB”) No. 25, and related interpretations, with regard to the measurement of compensation cost for options granted to employees and directors of the Company under the Company’s equity compensation plans.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      If the Company had adopted the fair value method described in SFAS 123, the results of operations would have been reported as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2003	2004	2003

Net income, as reported	$1,771	$6,856	$7,260	$47,820
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	250	304	837	625
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(842)	(754)	(2,840)	(1,950)

Pro forma net income	$1,179	$6,406	$5,257	$46,495

Earnings per share:
Basic — as reported	$0.13	$0.51	$0.54	$3.61
Basic — pro forma	0.09	0.48	0.39	3.52
Diluted — as reported	0.13	0.51	0.54	3.58
Diluted — pro forma	0.09	0.48	0.39	3.48

3.     Balance sheet information:

      Additional information for certain balance sheet accounts is as follows for the periods indicated:

	April 30,	July 31,
	2004	2003

Inventories:
Raw materials	$36,146	$37,155
Work-in-process	13,877	15,003
Finished goods	18,594	17,390

	$68,617	$69,548

Accrued liabilities:
Accrued employee compensation and benefits	$11,095	$13,203
Accrued warranty	4,984	7,302
Other	3,935	3,907

	$20,014	$24,412

Advance payments:
Ramp-up funds	$1,979	$3,650
Customer deposits	7,712	2,148

	$9,691	$5,798

4.     Acquisition of assets:

      On October 20, 2003, Analogic’s 100% owned subsidiary Camtronics Medical Systems Ltd. (“Camtronics”) acquired certain assets from Quinton, Inc. (“QTN”), a Washington corporation, primarily related to

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

intellectual property rights and interests associated with QTN’s Q-Cath hemodynamics and monitoring system business. Camtronics’ decision to acquire these assets and liabilities was based on its desire to expand its current product offerings and gain access to QTN’s existing customer base. The Company’s total investment amounted to $1,750, with payments of $1,000 due at closing and $750 due one year from the closing date. In connection with the above transaction, the parties also entered into a Cooperative Marketing Agreement. The Cooperative Marketing Agreement, which has a term of four years, provides for QTN to potentially earn up to an additional $1,500 in commissions upon the successful conversion of QTN Q-Cath systems to Camtronics’ Physiolog and Vericis products.

      In addition QTN will market the electronic medical records products of Camtronics through its specialized sales force in the primary care market. The Company allocated the purchase price of $1,750 to the acquired assets, which included $250 to inventory and $1,500 to the customer list, based on their relative fair value. The customer list is being amortized over its estimated useful life of four years.

5.     Investments in and advances to affiliated companies:

      During the third quarter of fiscal year 2004 the Company’s investment in Cedara as a percentage of Cedara’s total shares outstanding decreased from 17.6% to 14.8%, as a result of the Company’s decision not to exercise its preemptive right to maintain its ownership interest of 17.6% at the time Cedara completed an equity offering of common shares. During the third quarter of fiscal year 2004, the Company’s guarantee of certain debt owed by Cedara to its lender was cancelled, along with the security agreement between the Company and Cedara’s lending bank.

      Summarized unaudited results of operations of the Company’s partially-owned unconsolidated affiliates are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2003	2004	2003

Net revenue	$20,424	$14,062	$44,075	$29,263
Gross margin	11,527	7,085	27,057	14,783
Income(loss) from operations	3,196	(1,086)	4,732	(6,672)
Net income(loss)	3,958	(1,017)	5,320	(6,584)

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Acquired amortizable intangible assets consist of the following:

	April 30, 2004			July 31, 2003

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable intangible assets:
Software technology	$4,946	$1,835	$3,111	$4,805	$1,118	$3,687
Intellectual property	9,346	2,696	6,650	9,346	1,325	8,021
Customer list	1,476	185	1,291	—	—	—

	$15,768	$4,716	$11,052	$14,151	$2,443	$11,708

      The increase of $1,617 in intangible assets relates primarily to the customer list acquired as part of the acquisition of certain assets from QTN.

      Amortization of acquired intangible assets was $2,393 and $1,505 for the nine months ended April 30, 2004 and 2003, respectively.

      The estimated future amortization expense of acquired intangible assets in the current fiscal year, and each of the five succeeding fiscal years, is expected to be as follows:

2004 (Remaining three months)	$807
2005	3,228
2006	3,177
2007	2,724
2008	631
2009	485

$11,052

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2003	2004	2003

Net income	$1,771	$6,856	$7,260	$47,820

Weighted average number of common shares outstanding — basic	13,492	13,290	13,428	13,225
Effect of dilutive securities:
Stock options and restricted stock	16	100	78	126

Weighted average number of common shares outstanding — diluted	13,508	13,390	13,506	13,351

Net income per common share:
Basic	$0.13	$0.51	$0.54	$3.61
Diluted	0.13	0.51	0.54	3.58
Anti-dilutive shares related to outstanding stock options	131	22	138	97

8.     Dividends:

      The Company declared dividends of $.08 per common share on March 11. 2004, payable on April 9, 2004 to shareholders of record on March 25, 2004; $.08 per common share on December 8, 2003, payable on January 5, 2004 to shareholders of record on December 22, 2003; and $.08 per common share on October 14, 2003, payable November 11, 2003 to shareholders of record on October 28, 2003.

9.     Comprehensive Income:

      The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2003	2004	2003

Net income	$1,771	$6,856	$7,260	$47,820
Other comprehensive income (loss) net of taxes:
Unrealized losses from marketable securities net of taxes of $91 and $72, for the three months ended April 30, 2004, and 2003, and $269 and $143 for the nine months ended April 30, 2004 and 2003, respectively	(139)	(111)	(412)	(219)
Foreign currency translation adjustment, net of taxes of $760 and $274, for the three months ended April 30, 2004 and 2003, and $1,116 and $934 for the nine months ended April 30, 2004 and 2003, respectively	(1,161)	421	1,705	1,421

Total comprehensive income	$471	$7,166	$8,553	$49,022

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

10.     Supplemental disclosure of cash flow information:

      Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Nine Months Ended
	April 30,

	2004	2003

Accounts and notes receivable	$2,733	$6,446
Accounts receivable from affiliates	(776)	1,926
Inventories	1,734	6,218
Costs related to deferred revenue	4,536	(4,542)
Other current assets	(630)	367
Other assets	2,332	(5,533)
Accounts payable, trade	(2,506)	(5,649)
Accrued liabilities	(4,870)	5,123
Advance payments and deferred revenue	(5,210)	(44,786)
Accrued income taxes	(814)	7,095

Net changes in operating assets and liabilities	$(3,471)	$(33,335)

11.     Taxes:

      The effective tax rate for the nine months ended April 30, 2004 was 27% as compared to 36% for the same period last year. The decrease of 9% was primarily due to a relative increase in the estimated benefits from tax exempt interest and research and development credits as a result of a lower dollar base of pre-tax income for fiscal 2004 when compared to the same period for fiscal 2003.

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2003	2004	2003

Revenues from external customers:
Imaging technology products	$84,635	$94,862	$236,849	$367,754
Signal processing technology products	5,956	3,488	19,792	15,659
Corporate and other	1,666	1,718	5,847	6,084

Total	$92,257	$100,068	$262,488	$389,497

Income (loss) before income taxes:
Imaging technology products	$1,719	$9,946	$7,155	$74,856
Signal processing technology products	186	(2,419)	(145)	(4,377)
Corporate and other	522	1,425	2,936	4,592

Total	$2,427	$8,952	$9,946	$75,071

	April 30, 2004	July 31, 2003

Identifiable assets:
Imaging technology products	$220,285	$222,799
Signal processing technology products	12,524	13,105
Corporate and other(A)	216,201	220,471

Total	$449,010	$456,375

(A)	Includes cash equivalents and marketable securities of $155,017 and $167,229 at April 30, 2004 and July 31, 2003, respectively.

13.     Commitments and guarantees:

      The Company’s standard original equipment manufacturing and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2004.

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

      The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2004	2003	2004	2003

Balance at the beginning of the period	$5,981	$6,927	$7,302	$3,235
Accrual for warranties issued during the period	825	1,819	3,073	8,215
Accrual related to pre-existing warranties (including changes in estimate)	(758)	(184)	(2,347)	(271)
Settlements made in cash or in kind during the period	(1,064)	(1,260)	(3,044)	(3,877)

Balance at the end of the period	$4,984	$7,302	$4,984	$7,302

14.	New accounting pronouncements

      In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, and amended it by issuing FIN 46R in December 2003.” FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The Company did not create or acquire any variable interest entities after this date. Because the Company does not have any variable interest entities, the adoption of the provisions of FIN 46R in the third quarter of fiscal 2004 did not have any effect on its financial position or results of operations.

15.     Subsequent events:

      On June 10, 2004, the Company announced that its Board of Directors, on June 8, 2004, declared dividends of $0.08 per common share payable on July 6, 2004 to shareholders of record on June 22, 2004.

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

      Net sales for the nine months ended April 30, 2004 were $127,009 lower than the same period last year. The net sales for the three months ended April 30, 2004 were $7,811 lower than the same period last year. The sales decrease for these periods was, as expected, primarily the result of a reduction of the number of EXACT systems and related spare parts sold to L-3 Communications. The short fall in the EXACT systems and spare parts sales was partially offset during the nine months ended April 30, 2004 by higher demand for ultrasound, data acquisition systems, high-speed computer products, fetal monitor products, the recognition of the prior years’ Camtronics deferred revenue of $12,700, the sale of a license of intellectual property for $2,775 to an affiliated party, and revenue of $2,500 resulting from a multi-year, multi-million dollar Original Equipment Manufacturer’s (“OEM”) agreement, in which a level of margin based on a certain amount of revenue per year is guaranteed annually for the next three years.

      Gross margin for the nine and three months ended April 30, 2004, decreased slightly to 40.9% from 41.5% and to 38.4% from 38.7% from the same periods last year, respectively.

      Total operating expenses increased $10,211 for the nine months ended April 30, 2004 over the same period last year, and $2,600 for the quarter ended April 30, 2004 over the same period last year. The increase in operating expenses is primarily the result of increased general and administrative expenses, mainly due to incremental accounting and legal costs and incremental costs of certain recently acquired businesses, increased research and product development expenses related to the Company’s continued focus on developing new generations of medical imaging and security systems and subsystems, and increased selling and marketing expenses primarily as a result of salaries, related expenses, and other operating expenses for the Company’s newly established subsidiary, Anexa.

      Diluted earnings per share declined to $0.54 per share for the nine months ended April 30, 2004 from $3.58 per share for the nine months ended April 30, 2003. Diluted earnings per share declined for the quarter ended April 30, 2004 to $0.13 from $0.51 for the same period last year. In both periods the decline in earnings per share over the same periods in the prior year was, as expected, primarily the result of lower sales of the EXACT systems and associated spare parts.

      The Company’s cash, cash equivalents and marketable securities decreased $3,957 from July 31, 2003, primarily due to capital expenditures of $17,948, of which $9,417 related to the Company’s new addition to its headquarters facility in Peabody, Massachusetts, dividends paid to shareholders of $3,250, the pay-off of its long-term mortgage of $3,895 and the acquisition of businesses and assets of $1,891. This was partially offset by $24,337 of cash generated by operations.

Critical Accounting Policies, Judgments, and Estimates

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

Revenue Recognition

      The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Hardware maintenance revenues are recognized ratably over the life of the contracts. For business units that sell software licenses, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Software maintenance revenues are recognized ratably over the life of the contracts. Service revenues are recognized at the time the services are rendered. The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. Revenue related to the hotel operations is recognized as services are performed.

      The revenues for Camtronics, the Company’s wholly-owned subsidiary, are derived primarily from the sale of Digital Cardiac Information Systems. System sales revenues consist of the following components: computer software licenses, computer hardware, installation support, and sublicensed software. In addition, Camtronics generates revenues related to system sales for software support, hardware maintenance, training, consulting and other professional services.

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

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, and performs ongoing credit evaluations on its customer’s financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collections issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated in a relatively few number of customers, a significant change in liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and future operating results.

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

Results of Operations

Nine Months Fiscal 2004 (04/30/04) vs. Nine Months Fiscal 2003 (04/30/03)

      Product revenue for the nine months ended April 30, 2004 was $240,287 compared to $366,609 for the same period last year, a decrease of $126,322 or 34%. The decrease in product revenue was, as expected, primarily due to sales of Imaging Technology Products which decreased $133,021 or 38% primarily as a result of the anticipated reduced sales of the EXACT systems and spare parts which the Company supplied to L-3 Communications from $188,272 for the nine months ended April 30, 2003 to $17,159 for the nine months ended April 30, 2004. This was partially offset by increased sales of $38,092, or 23% over prior year sales, of systems and subsystems for medical imaging equipment due to increased demand for ultrasound and data acquisition systems. This increase also includes approximately $12,700 of prior years’ deferred revenue which was recognized in the current period, and approximately $2,500 of revenue resulting from a multi-year, multi-million dollar OEM agreement, in which a level of margin based on a certain amount of revenue per year is guaranteed annually for the next three years.

      Engineering revenue for the nine months ended April 30, 2004 was $16,354 compared to $16,804 for the same period last year, a decrease of $450 or 3%. This decrease in engineering revenue was primarily due to a reduction in a customer funded project for digital X-ray systems which was developed in the prior period last year, partially offset by the sale of a license of intellectual property for $2,775 to the Company’s affiliate Shenzhen Anke High-Tech Co., Ltd (“SAHCO”).

      Other revenue of $5,847 and $6,084 represents revenue for the hotel operation for the nine months ended April 30, 2004 and 2003, respectively.

      Product gross margin was $97,191 for the nine months ended April 30, 2004 compared to $154,484 for the same period last year. Product gross margin as a percentage of product revenue was 40% and 42% for the nine months ended April 30, 2004 and 2003, respectively. The decrease in product gross margin percentage over the prior year was primarily attributable to lower sales of security imaging technology products, which have higher gross margin than most of the Company’s other products.

      Engineering gross margin was $7,915 for the nine months ended April 30, 2004 compared to $4,599 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 48% and 27% for the nine months ended April 30, 2004 and 2003, respectively. The increase in engineering gross margin as a percentage of revenue over the prior year was primarily due to the sale of a license of intellectual property to the Company’s affiliate SAHCO for $2,775 with no corresponding cost, and lower costs related to customer funded projects.

      Research and product development expenses were $43,869 for the nine months ended April 30, 2004, or 17% of total revenue, compared to $40,539, or 10% of total revenue for the same period last year. The increase of $3,330 was primarily due to the Company continuing to focus resources on developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital x-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. The Company is testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, carry-in baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects for security imaging systems to meet diverse, evolving security needs in the United States and abroad.

      Selling and marketing expenses were $27,778 or 11% of total revenue for the nine months ended April 30, 2004, as compared to $25,355, or 7% of total revenue for the same period last year. The increase in selling expenses was primarily the result of salaries, related expenses and other operating expenses for the Company’s newly established subsidiary, Anexa. During the second quarter of fiscal 2004, Anexa was established by the Company to sell digital radiography systems to select markets in the United States.

      General and administrative expenses were $28,962, or 11% of total revenue, for the nine months ended April 30, 2004, as compared to $24,504 or 6% of total revenue for the same period last year. The increase of $4,458 was primarily due to amortization of acquired intangible assets of $889, incremental costs of approximately $700 related to recently acquired subsidiaries, Sound Technology Inc. and VMI Medical Inc., which were not included in the same period last year, approximately $600 related to programs initiated by the Company to comply with the Sarbanes-Oxley Act of 2002, and approximately $750 in accounting and legal expenses related to the restatement of the Company’s financial statements for fiscal years 2001, 2002 and the first three quarters of fiscal 2003, and approximately $1,000 in facilities operating costs.

      Interest income was $2,829 for the nine months ended April 30, 2004, compared to $3,811 for the same period last year. The decrease was due to lower invested cash balances, primarily resulting from the Company internally funding its new addition to its headquarters facility, and lower effective interest rates.

      The Company recorded equity income of $848 and a loss of $2,548 related to equity in unconsolidated affiliates for the nine months ended April 30, 2004 and 2003, respectively. The equity income of $848 for the nine months ended April 30, 2004 was primarily due to a gain of $734 reflecting the Company’s share of profit in Cedara Software Corporation and the Company’s share of profit of $166 in SAHCO. The equity loss of $2,548 for the nine months ended April 30, 2003 was primarily due to the Company’s share of losses of $1,841 in Cedara and $814 in SAHCO, partially offset by an equity gain of $160 reflecting the Company’s share of profit in Enhanced CT Technology LLC.

      Other expense, consisting primarily of foreign currency exchange gains and losses, was $317 versus other income of $2,739 for the nine months ended April 30, 2004 and 2003, respectively. Foreign currency losses for the nine months ended April 30, 2004 were the result of the US dollar strengthening against the Canadian dollar and the Danish krone. The currency exchange gain for the nine months ended April 30, 2003 was the result of the weakening US dollar on the US dollar denominated intercompany loans to the Company’s Danish and Canadian subsidiaries. During July 2003, the Company converted the Danish and Canadian subsidiaries’ intercompany loans to equity which reduced the impact of the foreign currency exchange gains and losses for the nine months ended April 30, 2004.

      The effective tax rate for the nine months ended April 30, 2004 was 27% as compared to 36% for the same period last year. The decrease of 9% was primarily due to a relative increase in the estimated benefits from tax exempt interest and research and development credits as a result of a lower dollar base of pre tax income for fiscal 2004 when compared to the same period for fiscal 2003.

      Net income for the nine months ended April 30, 2004 was $7,260 or $0.54 per basic and diluted share, as compared to $47,820, or $3.61 per basic share and $3.58 per diluted share, for the same period last year. The decrease in net income over the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

Results of Operations

Third Quarter Fiscal 2004 (04/30/04) vs. Third Quarter Fiscal 2003 (04/30/03)

      Product revenue for the three months ended April 30, 2004 was $86,358 compared to $93,401 for the same period last year, a decrease of $7,043, or 8%. The decrease in product revenue was, as expected, primarily due to sales of Imaging Technology Products which decreased $9,578, or 11%. This was primarily as a result of the anticipated reduced sales of the EXACT systems and spare parts which the Company supplied to L-3 Communications from $27,145 for the quarter ended April 30, 2003 to $7,403 for the same period this year. The decreased sales for the EXACT systems was partially offset by increased sales of $10,164, or 16% over prior year sales, of systems and subsystems for medical imaging equipment due to increased demand for the Company’s fetal monitor and digital X-ray systems. This increase also includes approximately $3,700 of prior years’ deferred revenue which was recognized in the current period.

      Engineering revenue for the three months ended April 30, 2004 was $4,233 compared to $4,949 for the same period last year, a decrease of $716 or 14%. This decrease in engineering revenue was primarily due to a reduction in a customer funded project for digital X-ray systems which was developed in the prior period last year.

      Other revenue of $1,666 and $1,718 represents revenue for the hotel operation for the three months ended April 30, 2004 and 2003, respectively.

      Product gross margin was $34,212 for the quarter ended April 30, 2004 compared to $36,960 for the same period last year. Product gross margin as a percentage of product revenue was 40% which is unchanged from the same period last year.

      Engineering gross margin was $730 for the three months ended April 30, 2004 compared to $1,147 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 17% and 23% for the three months ended April 30, 2004 and 2003, respectively. The decrease was primarily due to unanticipated costs incurred on certain customer funded projects.

      Research and product development expenses were $14,084 for the three months ended April 30, 2004 or 15% of total revenue, compared to $14,591, or 15% of total revenue, for the same period last year.

      Selling and marketing expenses were $9,740, or 11% of total revenue for the three months ended April 30, 2004, as compared to $8,965, or 9% of total revenue, for the same period last year. The increase was primarily due to salaries and related expenses including other operating expenses for the Company’s newly established subsidiary, Anexa. During the second quarter of fiscal 2004, Anexa was established by the Company to sell digital radiography systems to select markets in the United States.

      General and administrative expenses were $10,408, or 11% of total revenue, for the three months ended April 30, 2004, as compared to $8,076, or 8% of total revenue, for the same period last year. The increase of $2,332 was primarily due to salaries, bonuses and related personnel costs of approximately $700, approximately $400 related to programs initiated by the Company to comply with the Sarbanes-Oxley Act of 2002, approximately $200 in legal expenses related to the restatement of the Company’s financial statements for fiscal years 2001, 2002 and the first three quarters of fiscal 2003, and approximately $600 in facilities operating costs.

      Interest income was $743 for the three months ended April 30, 2004, compared to $1,302 for the same period last year. The decrease was due to lower invested cash balances, primarily resulting from the Company internally funding its new addition to its headquarters facility, and lower effective interest rates.

      The Company recorded equity income of $847 and an equity loss of $455 related to equity in unconsolidated affiliates for the three months ended April 30, 2004, and 2003, respectively. The equity income of $847 for the three months ended April 30, 2004 was primarily due to a profit of $430 reflecting the Company’s share of profit in Cedara Software Corporation and $428 for the Company’s share of profit in SAHCO. The equity loss of $455 for the prior year’s period was primarily due to a loss of $405 and $24, representing the Company’s share of losses in Cedara and SAHCO, respectively.

      Other loss was $322 for the three months ended April 30, 2004 compared to other income of $1,095 for the same period last year. Other income and loss consist primarily of foreign currency exchange gains and losses related primarily to our Canadian and European subsidiaries. The currency exchange gain for the three months ended April 30, 2003 was the result of the weakening US dollar on the US dollar denominated intercompany loans to the Company’s Danish and Canadian subsidiaries. During July 2003, the Company converted the Danish and Canadian subsidiaries’ intercompany loans to equity which reduced the impact of the foreign currency exchange gains and losses for the three months ended April 30, 2004.

      The effective tax rate for the third quarter of fiscal 2004 was 27% as compared to 23% for the same period last year. The 23% tax rate for the third quarter of fiscal 2003 was used to achieve a 36% effective tax rate for the nine months ended April 30, 2003. The decrease from 36% to 27% was primarily due to a relative increase in the estimated benefits from tax exempt interest and research and development credits as a result of a lower dollar base of pre tax income for fiscal 2004 when compared to the same period for fiscal 2003.

      Net income for the three months ended April 30, 2004 was $1,771 or $0.13 per basic and diluted share, as compared to $6,856 or $0.51 per basic and diluted share for the same period last year. The decrease in net income over the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

Liquidity and Capital Resources

      The Company’s balance sheet reflects a current ratio of 4.2 to 1 at April 30, 2004 compared to 3.8 to 1 at July 31, 2003. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .23 to 1 at April 30, 2004 and .28 to 1 at July 31, 2003. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

      The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2004, due to the short maturities of these instruments.

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

      Cash provided by operations was $24,209 for the nine months ended April 30, 2004, compared with cash flow generated of $36,412 for the same period last year. The decrease in cash flows from operations was primarily the result of a decrease in net income of $40,560 partially offset by a net decrease in changes in operating assets and liabilities of $29,864 primarily for advance payments related to the EXACT contract.

      Net cash used in investing activities was $13,763 for the nine months ended April 30, 2004, compared to $12,385 for the same period last year. The increase in net cash used in investing activities of $1,378 was primarily due to increased capital expenditures of $6,047 primarily for the Company’s new addition to its headquarters facility in Peabody, Massachusetts, partially offset by decreased maturity of marketable securities and reduction in spending related to business acquisitions.

      Net cash used by financing activities was $5,239 for the nine months ended April 30, 2004 versus $540 for the prior year period. The increase in net cash used by financing activities of $4,699 was primarily due to the pay-off of a long term mortgage loan of $3,895 and a payment of a loan obligation from a business acquisition of $925.

      The Company’s contractual obligations at April 30, 2004, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

		Less			More
		than			than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Notes payable	$787	$787	$—	$—	$—
Capital leases obligations	448	196	190	62	—
Operating leases	8,838	2,334	2,838	1,276	$2,390
Purchase obligations	36,777	21,821	14,956	—	—

	$46,850	$25,138	$17,984	$1,338	$2,390

Off-balance sheet arrangements

      The Company currently has approximately $24,000 in revolving credit facilities available for direct borrowings. As of April 30, 2004, there were no direct borrowings. During the third quarter of fiscal year 2004, the Company’s guarantee of certain debt owed by Cedara to its lender, was cancelled, along with the security agreement between the Company and Cedara’s lending bank.

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, and amended it by issuing FIN 46R in December 2003.” FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The Company did not create or acquire any variable interest entities after this date. Because the Company does not have any variable interest entities, the adoption of the provisions of FIN 46R in the third quarter of fiscal 2004 did not have any effect on its financial position or results of operations.

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

	Nine Months Ended	Year Ended July 31,

	April 30, 2004	2003	2002	2001

Toshiba	12%	7%	5%	7%
General Electric	11%	9%	12%	11%
Siemens	9%	6%	5%	4%
Philips	7%	4%	18%	23%
L-3 Communications	7%	43%	9%	1%
Ten largest customers as a group	62%	77%	67%	63%

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

      The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income for the three and nine months ended April 30, 2004 was $743 and $2,829, respectively. An interest rate change of 10% would not have a material impact to the fair value of the portfolio or to future earnings.

      The Company’s three largest customers for the fiscal year ended July 31, 2003, each of which is a significant and valued customer, were L-3 Communications, General Electric and Toshiba, which accounted for approximately 43%, 9% and 7%, respectively, of product and engineering revenue. For the nine months ended April 30, 2004, the Company’s three largest customers, Toshiba, General Electric, and Siemens accounted for approximately 12%, 11% and 9%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

Item 4.     Controls and Procedures

      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of April 30, 2004. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of April 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the exchange act) occurred during the fiscal quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

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

(b) Reports on Form 8-K

      On March 12, 2004, Analogic furnished a Current Report on Form 8-K dated March 12, 2004 for the purpose of furnishing under Item 12 (Results of Operation and Financial Condition) to the Securities and Exchange Commission as an exhibit thereto Analogic’s press release dated March 12, 2004 announcing Analogic’s financial results for the three and six months ended January 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

Date: June 10, 2004	/s/ JOHN W. WOOD JR. John W. Wood Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2004	/s/ JOHN J. MILLERICK John J. Millerick Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002