Form 10-K
period 2004-07-31
ANALOGIC CORP
filed 2005-02-01
CIK 6284

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2004

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.05 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the registrant at January 30, 2004 was approximately $502,626,000.

     Number of shares of Common Stock outstanding at December 31, 2004: 13,688,954

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

PART I

Item 1.	Business

(a) Developments During Fiscal 2004

      The Company is restating its financial statements for the fiscal years ended July 31, 2002 and July 31, 2003 (the “Restatement”). All financial information reported for those fiscal years in this Annual Report on Form 10-K reflects the Restatement. The Company’s Annual Reports on Form 10-K for fiscal 2002 and 2003 have not been revised to reflect the Restatement, and the financial statements for fiscal 2002 and 2003 contained in those reports should not be relied upon. Instead, the financial statements included in this Annual Report on Form 10-K should be relied upon for those fiscal years. Please see Note 1 of Notes to Consolidated Financial Statements for more information regarding the Restatement.

      Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as “Analogic” or the “Company”) for the fiscal year ended July 31, 2004, were $355.6 million as compared to $471.7 million for fiscal 2003, a decrease of 25%. Net income for fiscal 2004 was $8.4 million or $0.62 per diluted share as compared to $49.5 million or $3.70 per diluted share for fiscal 2003.

      In November 2003, the Company established ANEXA Corporation (“Anexa”), 100% owned subsidiary, to market complete advanced digital medical imaging solutions directly to select end-user markets in the United States. Anexa is a provider of complete integrated digital imaging solutions incorporating innovative digital radiography systems, advanced application software, desktop computed radiography systems, and other key products from industry leading Original Equipment Manufacturers (“OEMs”).

      In April 2004, the Company completed the construction of a 100,000 square foot addition to its headquarters building in Peabody, Massachusetts. This two-story addition has enabled the Company to further consolidate its existing Massachusetts operations and to expand production capacity for its medical and security systems businesses. The cost of the building, including fit-up, was approximately $13.0 million and was financed by internally generated cash.

      In August 2003, Mr. John W. Wood Jr., the Company President, was appointed Chief Executive Officer, succeeding Mr. Bernard M. Gordon.

      In May 2004, Mr. John A. Tarello was elected Chairman of the Board of Directors, succeeding Mr. Bernard M. Gordon.

      Analogic was incorporated in the Commonwealth of Massachusetts in November 1967.

(b) Financial Information about Industry Segment

      The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of three reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Camtronics Medical Systems Ltd. for information management systems for the cardiology market; and B-K Medical Systems ApS for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems. See Note 19 of Notes to Consolidated Financial Statements for more information.

(c) Narrative Description of Business

      Analogic is a leading designer and manufacturer of advanced health and security systems and subsystems sold primarily to OEMs. The Company is recognized worldwide for advancing state-of-the-art technology in the areas of Computed Tomography (“CT”), Digital Radiography (“DR”), Ultrasound, Magnetic Resonance Imaging (“MRI”), Patient Monitoring, Cardiovascular Information Management, and Embedded Multiprocessing. Analogic’s principal customers are OEMs that incorporate Analogic’s state-of-the-art products into systems used in health and security applications. Several of Analogic subsidiaries and divisions sell products directly to niche end-user markets under their own names.

      Analogic conceives, designs, manufactures, and sells standard and customized high-precision data acquisition, and signal and image-processing-based medical and security systems and subsystems. Analogic has been a leader in the application of precision analog-to-digital (“A/ D”) and digital-to-analog (“D/ A”) conversion technology. This involves the conversion of continuously varying (i.e., “analog”) electrical signals, such as those representing temperature, pressure, voltage, weight, velocity, and ultrasound and X-ray intensity, into and from the digital form required by medical and security imaging and monitoring equipment, other data processing equipment, and in subsystems and systems based on such technology.

      In addition to their precision measurement capabilities, many Analogic products perform very high-speed, complex calculations on the data being analyzed. Thus, Analogic’s products are an integral part of the communications link between various analog sensors, detectors or transducers, and the people or systems that interpret or utilize this information.

      Analogic’s products are sold primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products.

      Medical Imaging Products, which accounted for 49% of product and engineering revenue in fiscal 2004, consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring.

      A number of Analogic’s medical imaging data acquisition systems and related computing equipment are incorporated by manufacturers in North America, Europe, and Asia into advanced X-ray equipment known as CT scanners. These scanners generate images of the internal anatomy, which are used primarily in diagnosing medical conditions. Analogic’s data acquisition and signal processing systems have advanced CT scanner technology that substantially increases the resolution of the image, reduces the time necessary to acquire the image, and reduces the computing time required to produce the image. Analogic supplies some of its medical imaging customers with A/ D and D/ A conversion equipment and complete data acquisition systems. The Company also manufactures complete CT systems incorporating proprietary technology. Some of these CT systems are integrated with other technologies, such as Single Photon Emission Tomography Systems (SPECT) and radiotherapy systems.

      The Company also designs and manufactures for OEM customers advanced Radio Frequency (RF) amplifiers, gradient coil amplifiers, and spectrometers for use in MRI scanners. These MRI scanners are used primarily to create diagnostic medical images.

      Direct Digital Radiography (DDR) systems are also designed, developed, and manufactured by Analogic. DDR uses a solid-state, flat-panel, digital-detector technology consisting of an amorphous selenium coating over a Thin Film Transistor (TFT) array to convert X-rays into electrical signals and create an image. Systems are developed and manufactured for an OEM customer and for direct sale to select markets by Anexa.

      The Company manufactures a variety of multi-functional, custom patient monitoring instruments. Several families of monitors acquire, calculate, and display combinations of the most common vital sign parameters, such as Electrocardiogram (ECG), Respiration, Temperature, Non-Invasive Blood Pressure (NIBP), and Pulse Oximetry (SpO2). These monitors are designed to be used in a variety of hospital settings such as emergency room, sub-acute units, and general care and surgical centers, where ease-of-use, portability, flexibility, and costs are important considerations, as well as in physicians’ offices.

      The Company manufactures fetal monitoring products for conversion and display of biomedical signals. These monitors are designed for use in antepartum applications and have the capability to measure, compute, display and print fetal heart rates, maternal contraction frequency, and relative intensity to determine both maternal and fetal well being.

      Anexa markets and sells complete advanced digital medical imaging solutions directly to end users in select markets. Anexa’s specialty is DR systems for such applications as orthopedics, emergency medicine, pediatrics, and general radiology in small-to-mid-size hospitals.

      Anrad Corporation (“Anrad”), a 100% owned subsidiary, designs and manufactures state-of-the-art, direct conversion amorphous-selenium-based, X-ray, digital, flat-panel detectors for diagnostic and interventional applications in mammography and a number of other DR applications.

      Sound Technology, Inc. (“STI”), a 100% owned subsidiary, produces linear and tightly curved array ultrasound transducers and probes for a broad range of clinical applications that are supplied to medical equipment companies. These products are supplied to a global customer base of ultrasound systems manufacturers on an original equipment manufacturing basis.

      Camtronics Medical Systems Ltd. (“Camtronics”), a 100% owned subsidiary, designs and manufactures multi-modality image and information management systems for cardiology. These systems can integrate all cardiac patient data into an enterprise-wide information system. Camtronics, an industry leader in cardiac workstation technology also designs and manufactures state-of-the-art digital imaging systems for cardiology and radiology. Camtronics accounted for 14% of product and engineering revenue in fiscal 2004.

      B-K Medical Systems ApS (“B-K Medical”), a 100% owned subsidiary, designs and manufactures ultrasound systems and probes for end-user markets in urology, surgery, and radiology. Its scanners generate real-time images of the internal anatomy that are used for medical diagnosis and interventional procedures. B-K Medical also manufactures key subsystems on an OEM basis for ultrasound equipment manufacturers. B-K Medical accounted for 18% of product and engineering revenue in fiscal 2004.

      Security Technology Products, consisting of advanced threat and weapon detection systems and subsystems, accounted for approximately 9% of product and engineering revenue in fiscal 2004.

      Analogic designs and manufactures the Explosive Assessment Computed Tomography (EXACTTM) scanner. The EXACT is the world’s first dual-energy, helical-cone-beam, 24-slice CT scanner. It is the only security detection system in the world capable of generating data for full three-dimensional (3D) images of every object contained within a piece of luggage. The EXACT is the core system of L-3 Communications’ Security and Detection System division (“L-3”) eXaminer 3DX® 6000 (“The eXaminer”), the first second-generation Explosive Detection System (EDS) certified by the Federal Aviation Administration (FAA). The eXaminer is being purchased by the US federal government for installation at major U.S. airports to scan checked luggage.

      Analogic also designs and manufactures a key digital front-end component, the Data Acquisition System (DAS), for two EDS systems manufactured by the only other supplier of FAA-certified Explosive Detection Systems.

      Analogic has also designed and developed prototypes of a high-speed, low-cost, carry-on-baggage CT scanning system, the COBRA, to detect explosives, drugs, and other contraband. This system is designed to automatically detect threats and weapons in carry-on luggage at passenger portals in airports and carry-on luggage items at portals for cruise ships, rail stations, courthouses, embassies and other public buildings, as well as to scan mail and small parcels.

      Corporate and Other, consisting of a hotel; high-speed signal processing equipment consisting of A/ D converters and supporting modules; high-speed digital signal processors such as Array Processors; and embedded multi-computing platforms; accounted for approximately 10% of total revenue in fiscal 2004.

      The Company owns a hotel, which is located adjacent to the Company’s principal executive offices and manufacturing facility in Peabody, Massachusetts. The hotel is strategically situated in an industrial park, is in close proximity to the historic and tourist area of Boston’s North Shore, and is approximately 18 miles from Boston. The hotel has 256 guest rooms, a ballroom, several function rooms, and appropriate recreational facilities. The hotel is managed for the Company under a contract with Marriott Corporation.

      A/ D converters convert continuously varying “analog” signals into the numerical “digital” form required by microprocessors and other data processing equipment. Analogic manufactures a wide variety of high-speed 14 and 16 bit low noise converters.

      Analogic specializes in the manufacture of high-precision and high performance, rather than lower-cost, low-precision and minimal performance, data conversion products. Typical applications of these devices include the conversion of industrial and biomedical signals into computer language.

      Sky Computers, Inc. (“Sky”), a 100% owned subsidiary, designs and manufactures high performance embedded multicomputing platforms used in advanced medical, military, and industrial imaging applications.

Marketing and Distribution

      The Company sells its products domestically and abroad directly through the efforts of its officers and employees and on occasion through a network of independent sales representatives and distributors located in principal cities around the world. In addition, Analogic subsidiaries in Europe, Canada, and the United States act as distributors. The majority of distributors order from the Company as they receive orders from their customers and do not stock inventory for resale. Generally, sales made to distributors are based on fixed discounts applied to established list prices under normal payment terms. Returns are allowed for defective products under authorized warranty repair. Some of Analogic’s distributors also represent manufacturers of competing products.

Sources of Raw Materials and Components

      In general, Analogic’s products are composed of Company-designed proprietary integrated circuits, printed circuit boards, and precision resistor networks manufactured by Analogic and others in accordance with Analogic’s specifications, as well as standard electronic integrated circuits, transistors, displays, and other components. Most items procured from third party suppliers are believed to be available from more than one source. However, it may be necessary, if a given component ceases to be available, for Analogic to modify its product design to adapt to a substitute component or to purchase new tooling to enable a new supplier to manufacture the component, which would result in additional expense and/or delays in product sales. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, Analogic carries a substantial inventory of raw materials and components in an effort to assure its ability to make timely delivery to its customers.

Patents and Licenses

      The Company holds approximately 116 patents of varying duration issued in the United States, which cover technology developed by it. In many instances, the Company holds corresponding foreign patents. The Company regularly files U.S. patent applications and, where appropriate, foreign patent applications. The Company also files continuations to cover both new and improved methods, apparatus, processes, designs and products. At present, approximately 127 U.S. and foreign patent applications are in process.

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

      Management believes that any legal protection afforded by patent and copyright laws are of secondary importance as a factor in the Company’s ability to compete. Future prospects are more a function of the continuing level of excellence and creativity of the Company’s engineers in developing products which satisfy customer needs, and the innovative skills, competence and marketing and managerial skills of the Company’s personnel in selling those products. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products. Management is of the opinion that the loss of patent protection would not have a material effect on the Company’s competitive position.

Seasonal Aspect of Business

      There is no material seasonal element to the Company’s business, although plant closings in the summer, particularly in Europe, tend to decrease the procurement activities of certain customers during the first quarter of the Company’s fiscal year.

Working Capital Matters

      The Company does not carry a substantial inventory of finished goods but does carry a substantial inventory of raw material components and work-in-process to enable it to meet its customers’ delivery requirements. (See Note 6 of Notes to Consolidated Financial Statements.)

Material Customers

      The Company’s three largest customers in fiscal 2004, each of which is a significant and valued customer, were Toshiba, General Electric and Siemens, which accounted for approximately 12.2%, 9.8%, and 8.5%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect on the Company’s business.

Backlog

      The backlog of firm orders at July 31, 2004 was approximately $113.0 million compared with approximately $105.6 million at July 31, 2003. The increase is principally due to an increase in orders for CT medical scanners and EXACT systems, partially offset by a reduction due to recognition of deferred revenue by Camtronics. Many of the orders in the Company’s backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship substantially all of its July 31, 2004 backlog during fiscal 2005.

Government Contracts

      The amount of the Company’s business that may be subject to renegotiation of profits at the election of the U.S. federal government is insignificant.

Competition

      Analogic is subject to competition based upon product design, performance, pricing, quality and service. Analogic believes that its innovative engineering and product reliability have been important factors in its growth. While the Company tries to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances, Analogic’s products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

      Analogic’s medical X-ray imaging systems are highly specialized. The Company considers its selection by its OEM customers for the design and manufacture of these products and its other medical products to be due more to the “make-or-buy” decision of its individual OEM customers than a function of other competitors in the field. Many OEM customers and potential OEM customers of the Company have the capacity to design and manufacture these products for themselves. In the Company’s area of expertise, the continued signing of new contracts indicates continued strength in the Company’s relationship with its major customers, although some of these customers continue to commit to shorter-term contracts.

      Analogic’s competitors include divisions of some larger, more diversified organizations, as well as several specialized companies. Some of them have greater resources and larger staffs than Analogic. The Company believes that it is a leading manufacturer of CT and MRI subsystems for the medical industry.

Research and Product Development

      Research and product development (“R&D”) is a significant factor in Analogic’s business. The Company maintains a constant and comprehensive R&D program directed toward the creation of new products and the improvement and refinement of its present products and the expansion of their uses and applications.

      Company funds expended for R&D amounted to $58.7 million in fiscal 2004, $55.1 million in fiscal 2003, and $39.1 million in fiscal 2002. Analogic intends to continue its emphasis on new product development. As of July 31, 2004, Analogic had approximately 510 employees engaged in research and product development activities, including electronic development engineers, software engineers, physicists, mathematicians, and technicians. These individuals, in conjunction with the Company’s salespeople, also devote a portion of their time assisting customers in utilizing the Company’s products, developing new uses for these products, and anticipating customer requirements for new products.

      The Company capitalized $4.8 million and $3.5 million in fiscal 2004 and 2003, respectively, of computer software testing and coding costs incurred after technological feasibility was established. These costs are amortized using a straight-line method over the estimated economic life of the related products, generally three years, and are included in product cost of sales.

Environment

      Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings or competitive position.

Employees

      As of July 31, 2004, the Company had approximately 1,700 employees.

Financial Information about Segments, Foreign and Domestic Operations and Export Revenue

      The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of three reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Camtronics for information management systems for the cardiology market; and B-K Medical for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems. See Note 19 of Notes to Consolidated Financial Statements for more information regarding the Company’s segments.

      Domestic and foreign revenues were $300.6 million and $55.0 million respectively for fiscal 2004 compared to $429.9 million and $41.8 million in fiscal 2003 and $270.2 million and $34.7 million in fiscal 2002.

      Export revenue, from sales of products and engineering services from the United States primarily to companies in Europe and Asia, amounted to approximately $105.0 million (30%) of product and engineering revenue in fiscal 2004 as compared to approximately $91.9 million (20%) in fiscal 2003, and approximately $99.4 million (34%) in fiscal 2002. The Company’s export revenue is at least as profitable as its domestic revenue. The Company’s export revenue is denominated in U.S. dollars.

      Management does not believe the Company’s foreign and export revenue is subject to significantly greater risks than its domestic revenue.

Available Information

      The Company’s website address is www.analogic.com. The information on the Company’s website is not incorporated by reference into this document and should not be considered to be a part of this document. The Company’s website address is included in this document as an inactive textual reference only.

      The Company makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to the reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

Item 2.	Properties

      Analogic’s principal executive offices and major manufacturing facility are located in Peabody, Massachusetts on land owned by the Company. This facility consists of approximately 504,000 square feet of manufacturing, engineering, and office space. The Company owns approximately 65 acres of land at this location, which can accommodate future expansion as required. The Company uses approximately 7 1/2 acres of this land for the Peabody Marriott Hotel, which is owned by a wholly-owned subsidiary of the Company and managed by the Marriott Corporation.

      In April 2004, the Company completed the construction of a 100,000 square foot addition to its headquarters building in Peabody, Massachusetts. This two-story addition has enabled the Company to further consolidate its existing Massachusetts operations and to expand production capacity for its medical and security systems business. The cost of the building, including fit-up, was approximately $13.0 million and was financed by internally generated cash.

      In July 2003, the Company sold a building located in Peabody, Massachusetts for $3.15 million to 6 Centennial LLC, a Massachusetts limited liability company wholly-owned by the Bernard Gordon Charitable Remainder Unitrust, of which Bernard M. Gordon, a member of the Board of Directors of the Company, is a trustee. An independent appraisal obtained by the Company prior to the sale established the fair market value of the property at $3.2 million. The Company did not pay a broker’s fee in connection with the sale. The Company realized a gain of $1.6 million on the sale of this property.

      The Company and its subsidiaries own and lease various other office, manufacturing, engineering and sales facilities in both the United States and abroad. The Company believes that its existing facilities are generally adequate to meet its current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

      See Item 13 of this Report and Note 12 of Notes to Consolidated Financial Statements for further information concerning certain leases.

Item 3.	Legal Proceedings

      On June 16, 2004, L-3 Communications Corporation and L-3 Communication Security Systems Corporation filed a complaint against the Company in the Court of Chancery of the State of Delaware. The complaint asserted that an agreement between L-3 Communications Corporation and the Company (the “Teaming Agreement”) requires the Company to team exclusively with L-3 Communications Corporation in the development and sale of automatic explosives detection systems (“EDSs”) used in airports to detect explosives and other dangerous materials in checked baggage. The complaint alleged that the Company breached the Teaming Agreement by, among other things, developing and submitting to the US Transportation Security Administration (the “TSA”) research and development proposals relating to EDSs for checked baggage on it own, with a third party, and without L-3 Communications Corporation. The Company denied all material allegations set forth in the complaint. The Company, L-3 Communications Corporation and L-3 Communications Security Systems Corporation agreed to a settlement of the litigation, and on November 8, 2004, the Court of Chancery of the State of Delaware dismissed the complaint without prejudice with respect to certain claims and with prejudice with respect to the remaining claims. The settlement does not entail payment by either party.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Since November 4 2004, the Company’s Common Stock has traded on the NASDAQ National Market under the symbol: ALOGE. Prior to November 4, 2004, the Company’s Common Stock traded on the NASDAQ National Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of the Common Stock, as reported by the NASDAQ National Market for each quarterly period indicated in the table below:

Fiscal Year	High	Low

2004
First Quarter	$52.50	$42.50
Second Quarter	44.36	37.60
Third Quarter	50.15	39.41
Fourth Quarter	48.98	36.20
2003
First Quarter	$45.84	$38.70
Second Quarter	53.59	39.88
Third Quarter	54.40	40.00
Fourth Quarter	55.82	45.11

      As of August 31, 2004, there were approximately 1,175 holders of record of the Common Stock.

      Dividends of $0.08 per share were declared for each of the quarters of fiscal 2004 and fiscal 2003. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

Item 6.	Selected Financial Data

	Year Ended July 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
		Restated	Restated
Total net revenue	$355,557	$471,697	$304,858	$352,139	$291,581
Total cost of sales(A)	214,270	275,929	206,321	234,269	184,569
Gross margin	141,287	195,768	98,537	117,870	107,012
Income (loss) from operations	6,389	70,832	(1,385)	12,873	16,797
Net income	8,354	49,531	2,655	13,588	14,066
Net income per common share:
Basic	$0.62	$3.74	$0.20	$1.05	$1.10
Diluted	0.62	3.70	0.20	1.04	1.09
Cash dividends declared per common share	$0.32	$0.32	$0.29	$0.28	$0.28
Weighted-average shares:
Basic	13,463	13,251	13,129	12,950	12,817
Diluted	13,519	13,394	13,194	13,055	12,883
Cash, cash equivalents, and marketable securities	$176,637	$177,961	$181,789	$122,912	$116,374
Working capital	245,875	246,311	213,967	225,619	212,977
Total assets	452,071	457,417	438,639	359,159	333,201
Long-term liabilities	2,424	11,627	20,335	16,526	8,158
Stockholders’ equity	367,401	356,198	302,000	298,494	277,761

(A)	The Company recorded asset impairment losses on a pre-tax basis of $8,883 in the first quarter of fiscal 2002 related to Anatel Communications Corporation (“Anatel”), the Company’s telecommunications subsidiary, and certain old and unprofitable product lines within its semi-conductor test equipment business. The Company recorded asset impairment losses on a pre-tax basis of $3,200 in the fourth quarter of fiscal 2001 related to Anatel. These charges have been recorded in the cost of sales section of the Company’s Consolidated Statements of Income for fiscal 2002 and 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company has restated its financial statements for the fiscal years ended July 31, 2002 and July 31, 2003 (the “Restatement”). All financial information reported for those fiscal years in this Annual Report on Form 10-K reflects the Restatement. Please see Note 1 of Notes to Consolidated Financial Statements for more information regarding the Restatement.

      The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See “Risk Factors” below.

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

Revenue Recognition and Accounts Receivable

      The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Our sales contracts generally provide for the customer to accept title and risk of loss when the product leaves our facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at shipping point, we defer recognizing revenue until title and risk of loss transfer to the customer.

      The Company’s transactions sometimes involve multiple elements (i.e., systems and services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at the time of delivery. Maintenance or service revenues are recognized ratably over the life of the contracts.

      For business units that sell software licenses, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contracted maintenance term. Service revenues are recognized ratably over the life of the contracts.

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

      Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and the amount of revenue recognition. Camtronics, one of the Company’s subsidiaries, provides several models for the procurement of its digital cardiac information systems and for each model, its management must make significant estimates and judgments regarding revenue recognition. The predominant model includes a perpetual software license agreement, project-related installation services, professional consulting services, computer hardware and sub-licensed software and software support.

      Camtronics provides installation services, which include project-scoping services, conducting pre-installation audits, detailed installation plans, actual installation of hardware components, and testing of all hardware and software installed at the customer site. Because installation services are deemed to be essential to the functionality of the software, software license and installation service revenues are recognized upon completion of installation.

      Camtronics also provides professional consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services include additional database consulting, system configuration, project management, interfacing to existing systems, and network consulting. Professional consulting services generally are not deemed to be essential to the functionality of the software. If Camtronics has VSOE for the consulting services, the timing of the software license revenue is not impacted. However, Camtronics commonly performs consulting services for which the Company does not have VSOE; accordingly, the software license revenue is deferred until the services are completed. If VSOE does exist professional consulting service revenue is recognized as the services are performed.

      Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues related to delivered components of a multiple-element arrangement for which vendor specific objective evidence of fair value has not been determined for components not yet delivered or accepted by the customer. Deferred costs represent costs related to these revenues; for example, costs of goods sold and services provided and sales commission expenses.

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

Inventories

      The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. As of July 31, 2004 and 2003, the Company had valuation reserve balances equal to $10.8 million and $10.4 million, respectively.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, and performs ongoing credit evaluations on its customers’ financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collections issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated in a relatively few number of customers, a significant change in liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Warranty Reserve

      The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred to correct a product failure. Should actual product failure rates or service delivery costs differ from the Company’s estimates (which are based on specific warranty claims, historical data and engineering estimates, where applicable), revisions to the estimated warranty liability would be required. Such revisions could adversely affect the Company’s operating results. Generally, the Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer, for a period ranging from 12 to 24 months beginning at the date of delivery.

Investments in and Advances to Affiliated Companies

      The Company has investments in affiliated companies related to areas of the Company’s strategic focus. The Company accounts for these investments using the equity method of accounting. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based upon changes in the Company’s overall business strategy, the financial condition of the affiliated companies, market conditions and the industry and economic environment in which the entities operate. Adverse changes in market conditions or poor operating results of affiliated companies could result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

Goodwill, Intangible Assets, and Other Long-Lived Assets

      Intangible assets consist of: goodwill, intellectual property, licenses, and capitalized software. Other long-lived assets consist primarily of property, plant, and equipment. Intangible assets and property, plant, and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. The carrying value of goodwill and other intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment. Factors which the Company considers important and that could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. The Company determines whether an impairment has occurred based on gross expected future cash flows, and measures the amount of the impairment based on the related future discounted cash flows. The cash flow estimates used to determine impairment, if any, contain management’s best estimates, using appropriate and customary assumptions and projections at the time. Beginning in fiscal 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company discontinued amortizing goodwill as of August 1, 2002 and adopted a policy to evaluate goodwill on an annual basis for potential impairment during the first quarter of each fiscal year, or at any time that events or changes in circumstances suggest that the carrying amount may not be recoverable from the estimated future cash flows.

Income Taxes

      The Company is required to estimate its income taxes in each of the jurisdictions within which it operates. This process involves assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not more than likely, a valuation allowance must be established. To the extent a valuation allowance is established, the Company must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes and results of operations could be materially impacted. The Company does not provide for US Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

      Product revenue for fiscal 2004 was $327.1 million as compared with $442.4 million in fiscal 2003, a decrease of $115.3 million or 26%. The decrease in product revenue was primarily due to a reduction in sales of Security Technology Products of $175.8 million resulting from reduced sales of the EXACT systems and spare parts which the Company supplies to L-3 Communications. The reduced sales of security products were partially offset by increased sales of $60.5 million; $51.9 million of Medical Technology Products, a 23% increase over prior year’s revenue, and $8.6 million primarily related to embedded signal-processing products. The increase in Medical Technology Products revenue was due to an increase in revenues of Medical Imaging Products of $35.0 million, primarily due to increased sales of CT systems, DR systems and patient monitors. The increase was also attributable to approximately $2.5 million of revenue resulting from a payment received related to a multi-year, multi-million dollar OEM agreement that involves an annual minimum purchase commitment from the customer which had not been met in 2004; increased Camtronics revenues of $11.3 million, primarily due to the recognition in fiscal 2004 of prior period deferred revenue; and increased B-K Medical revenues of $5.6 million resulting from increased demand for ultrasound systems.

      Engineering revenue for fiscal 2004 was $20.1 million compared to $20.9 million in fiscal 2003, a decrease of $0.8 million or 4%. The decrease in engineering revenue was primarily due to a reduction in a customer funded project for digital X-ray systems, partially offset by a license of intellectual property of $1.8 million sold to the Company’s affiliate Shenzhen Anke High-Tech Co., Ltd. (“SAHCO”).

      Other revenue of $8.3 million and $8.4 million for fiscal 2004 and 2003, respectively, represents revenue from the Company’s hotel operation.

      Product gross margin was $131.2 million in fiscal 2004 compared to $186.1 million for the same period last year. Product gross margin as a percentage of product revenue was 40% and 42% for fiscal 2004 and 2003, respectively. The decrease in product gross margin percentage over the prior year was primarily attributable to lower sales of security technology products, which have higher margins than most of the Company’s other products. This decrease was partially offset by the benefit of approximately $2.5 million of margin guaranteed by an OEM customer.

      Engineering gross margin was $6.6 million in fiscal 2004 compared to $6.0 million in fiscal 2003. Engineering gross margin as a percentage of engineering revenue was 33% and 29% for the fiscal 2004 and 2003, respectively. The increase in engineering gross margin as a percentage of engineering revenue over the prior fiscal year was primarily due to the sale of a license of intellectual property to the Company’s affiliate SAHCO for $1.8 million with no corresponding cost, partially offset by additional costs incurred by the Company in connection with work currently being done on behalf of the Transportation Security Administration.

      Research and product development expenses were $58.7 million in fiscal 2004, or 17% of total revenue, compared to $55.1 million in fiscal 2003, or 12% of total revenue. The increase in research and product development expenses of $3.6 million was due to the Company continuing to focus resources on developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital x-ray systems and subsystems for general radiography and mammography, and an extended family of multi-slice CT Data Acquisition Systems for both medical and security markets. The Company is testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, carry-in baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects for security systems to meet diverse, evolving security needs in the United States and abroad.

      Selling and marketing expenses were $37.0 million in fiscal 2004, or 10% of total revenue, as compared to $34.9 million in fiscal 2003, or 7% of total revenue. The increase in selling and marketing expenses of $2.1 million was mainly attributable to salaries and related expenses of the Company’s newly established subsidiary, Anexa, and increased commission expenses attributable to the year over year increase in

Camtronics’ revenue. During the second quarter of fiscal 2004, Anexa was established by the Company to sell DR and other systems to select end user markets in the United States.

      General and administrative expenses were $39.2 million in fiscal 2004 or 11% of total revenue, compared to $35.0 million in fiscal 2003, or 7% of total revenue. The increase of $4.2 million was primarily attributable to incentive bonus and related payroll expenses of approximately $1.0 million, amortization of acquired intangible assets of $0.9 million, incremental cost of approximately $0.4 million related to acquired subsidiaries STI, and VMI Medical Inc., which were not included in the same period last year. The increase was also due to approximately $0.7 million related to programs initiated by the Company to comply with the Sarbanes-Oxley Act of 2002, approximately $0.8 million in accounting and legal expenses related to the restatement of the Company’s financial statements for fiscal years 2001, 2002, and the first three quarters of fiscal 2003, and approximately $1.1 million in additional facilities operating costs.

      Computer software costs of $4.8 million and $3.5 million were capitalized in fiscal 2004 and 2003, respectively. Amortization of capitalized software costs amounted to $1.8 million in both fiscal years 2004 and 2003, and is included in product cost of sales.

      Interest income for fiscal 2004 was $3.7 million compared to $5.0 million for fiscal 2003. The decrease of $1.3 million was primarily the result of a lower effective interest rate on short term investments and to a lesser extent to lower invested cash balances resulting primarily from the Company internally funding its new addition to its headquarters facility.

      The Company recorded equity income of $0.6 million related to equity in unconsolidated affiliates in fiscal 2004 compared to an equity loss of $3.5 million for fiscal 2003. The equity gain in fiscal 2004 consists of a gain of $1.2 million for the Company’s share of profit in Cedara Software Corporation, offset by a loss of $0.6 million for the Company’s share of losses in SAHCO. The equity loss of $3.5 million in fiscal 2003 consists primarily of losses of $2.5 million and $1.1 million reflecting the Company’s share of losses in Cedara Software Corporation and SAHCO, respectively.

      Other expense, consisting primarily of foreign currency exchange gains and losses, was $0.2 million in fiscal 2004 compared to other income of $5.8 million in fiscal 2003. Other income in fiscal 2003 included $3.9 million of currency exchange gain resulting from the weakening U.S. dollar, primarily due to a $1.8 million gain on U.S. dollar loans to the Company’s Danish subsidiary and a $2.1 million gain on U.S. dollar loans to Anrad, the Company’s Canadian subsidiary, and a $1.6 million gain from the sale of a building the Company owned in Peabody, Massachusetts to a related party.

      The effective tax rate for fiscal 2004 was 17% as compared to 36% for fiscal 2003. The decrease of 19% was primarily due to a relative increase in the estimated benefits from tax exempt interest, the extraterritorial income exclusion and research and development credits as a result of a lower dollar base of pre-tax income for fiscal 2004 when compared to fiscal 2003. In addition, the effective tax rate reflects a benefit resulting from the release of the German valuation allowance reflecting net operating loss carryforwards which management has determined are more likely than not to be realized.

      Net income for fiscal 2004 was $8.4 million compared to $49.5 million in fiscal 2003. Basic earnings per share were $0.62 in fiscal 2004 compared to $3.74 in fiscal 2003. Diluted earnings per share were $0.62 in fiscal 2004 compared to $3.70 in fiscal 2003. The decrease in net income over the prior year was primarily the result of decreased revenue and profit derived from the sale of the EXACT systems, partially offset by increased revenue and profit of Medical Technology Products, including the deferred revenue and profit recognized in fiscal 2004 by Camtronics.

Fiscal 2003 Compared to Fiscal 2002

      Product revenue for fiscal 2003 was $442.4 million as compared with $268.8 million in fiscal 2002, an increase of $173.6 million or 65%. The increase was primarily due to an increase of $171.6 million in sales of Security Technology Products for sales of EXACT systems and spare parts, primarily to L-3. The increase in Medical Technology Products revenues of $12.5 million was primarily offset by a decrease in revenues of $10.5 million attributable to reduced demand for embedded multiprocessing equipment. The increase in Medical Technology Product revenue was the result of $8.6 million of increased sales by Camtronics of cardiovascular systems, and $5.7 million of increased sales by B-K Medical of its ultrasound systems, offset by a decrease in sales of Medical Imaging Products of $1.8 million. The decrease in sales of Medical Imaging Products was due to $15.6 million of sales generated by the recently acquired subsidiary Sound Technology Inc. and $16.6 million resulting from increased demand for Data Acquisition Systems, partially offset by a decrease of $34.0 million primarily due to a reduction in sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips.

      Engineering revenue for fiscal 2003 was $20.9 million compared to $26.5 million in fiscal 2002, a decrease of 21%. The decrease in engineering revenue was primarily due to a decrease in customer funded projects for developing medical and security equipment.

      Other revenue of $8.4 million and $9.6 million for fiscal 2003 and 2002, respectively represent revenue from the Company’s hotel operation. The decrease in revenues is mostly the result of lower occupancy.

      Cost of product sales was $256.3 million in fiscal 2003 compared to $169.0 in fiscal 2002. Cost of product sales as a percentage of revenue was 58% in fiscal 2003, compared to 63% in fiscal 2002. The decrease in cost of product sales percentage over prior year was primarily attributable to the increase sales of security technology products, which have lower cost of sales then most of the Company’s other products.

      Cost of engineering sales was $14.9 million in fiscal 2003 compared with $23.2 million in fiscal 2002. The total cost of engineering sales as a percentage of engineering revenue decreased to 71% in fiscal 2003, 88% in fiscal 2002. This percentage decrease was primarily attributable to license revenue recognized in fiscal 2003 for which there was no associated cost.

      Other costs of sales were $4.7 million and $5.2 million from the Company’s hotel operation for fiscal 2003 and 2002, respectively.

      Research and product development expenses were $55.1 million in fiscal 2003, or 12% of total revenue, compared to $39.1 million in fiscal 2002, or 13% of total revenue. The increase in research and product development expenses of $16.0 million was due to the Company continuing to focus substantial resources in developing new generations of medical imaging equipment, including innovative CT systems for niche markets, and advanced digital x-ray systems and subsystems for general radiography and mammography, and an extended family of multi-slice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security systems for a variety of applications. The Company is in the initial stages of testing prototypes of automated, CT-based portal screening system that can scan carry-on baggage at airports, “carry-in” baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security need in the United States and abroad.

      Selling and marketing expenses were $34.9 million in fiscal 2003, or 7% of total revenue, as compared to $32.4 million in fiscal 2002, or 11% of total revenue. The increase in selling and marketing expense of $2.5 million was mainly attributable to exchange rate differential for our B-K Medical subsidiary in Denmark.

      General and administration expenses were $35.0 million in fiscal 2003, or 7% of total revenue, compared to $28.4 million in fiscal 2002 or 9% of total revenue. The increase of $6.6 million was primarily attributable to increased salaries and related payroll expenses of approximately $1.3 million, amortization of approximately $2.1 million related to acquired intangible assets, and approximately $1.3 million related to incremental costs due the acquisition of Sound Technology Inc. and VMI Medical, Inc. Also, included in general and administrative expenses was a provision for bad debt of approximately $2.4 million, of which $1.6 million related to certain old invoices of SAHCO, and approximately $0.7 million for an unsecured note, all of which the Company deemed uncollectible.

      Computer software costs of $3.5 million and $2.4 million were capitalized in fiscal 2003 and 2002 respectively. Amortization of capitalized software costs amounted to $1.8 million in both fiscal 2003 and 2002, and is included in the product cost of sales.

      Interest income for fiscal 2003 was $5.0 million compared to $4.4 million for fiscal 2002. The increase of $0.6 million was primarily the result of higher invested cash balances partially offset by lower effective interest rate on short term investments.

      The Company recorded a loss of $3.5 million relates to equity in unconsolidated affiliates in fiscal 2003 compared to a loss of $0.2 million for fiscal 2002. The equity loss in fiscal 2003 consists primarily of losses of $1.1 million and $2.5 million reflecting the Company’s share of losses in SAHCO and Cedara Software Corporation, respectively. The equity loss in fiscal 2002 consists of a gain of $1.4 million reflecting the Company’s share of gains in Enhanced CT Technology LLC, partially offset by equity losses of $1.3 million and $0.2 million reflecting the Company’s share of losses in SAHCO and Cedara Software Corporation, respectively.

      Other income was $5.8 million in fiscal 2003, compared with $0.8 in fiscal 2002. Other income in fiscal 2003 includes $3.9 million of currency exchange gain resulting from the weakening U.S. dollars, primarily due to $1.8 million gain on U.S. dollar loans to the Company’s Danish subsidiary, and a $2.1 million gain on U.S. dollar loans to Anrad, the Company’s Canadian subsidiary, and $1.6 million gain from the sale of a building the Company owned in Peabody, Massachusetts to a related party.

      The effective tax rate for fiscal 2003 was 36% compared to 19% in fiscal 2002. The increase was due primarily to the lower impact related to the benefit realized from tax exempt interest and extraterritorial income benefit on a higher pre-tax income when compared to 2002.

      Net income for fiscal 2003 was $49.5 million compared to $2.7 million in fiscal 2002. Basic earnings per share were $3.74 compared to $0.20 in fiscal 2002. Diluted earnings per share were $3.70 in fiscal 2003 compared to $0.20 in fiscal 2002. The increase in net income over the prior year’s period was primarily the result of increased revenue and profit derived from the sale of EXACT systems. The prior year’s income included a pre-tax asset impairment charge of $8.9 million related to the write down of certain assets of the Company’s telecommunications subsidiary, Anatel, and the Company’s Test and Measurement Division.

Liquidity and Capital Resources

      Cash and cash equivalents and marketable securities totaled $176.6 million and $178.0 million at July 31, 2004 and 2003, respectively. Working capital was $245.9 million and $246.3 million at July 31, 2004 and 2003, respectively. The Company’s balance sheet reflects a current ratio of 4.0 to 1 at July 31, 2004 compared to 3.7 to 1 at July 31, 2003. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash.

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

      The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2004 due to the short maturities of these instruments.

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

      Net cash provided by operating activities was $33.2 million in fiscal 2004, $35.4 million in fiscal 2003 and $94.8 million in fiscal 2002. The decrease in cash flows from operations in fiscal 2004 over fiscal 2003 of

$2.2 million was primarily the result of a decrease in net income of $41.2 million partially offset by a net improvement in operating assets and liabilities of $40.0 million primarily from advance payments related to the EXACT contract.

      Net cash used for investing activities was $15.2 million in fiscal 2004, compared to $18.1 million in fiscal 2003 and $15.0 million in fiscal 2002. The decrease in net cash used for investment activities of $2.9 million was primarily due to lower funds used in the acquisition of businesses and assets, partially offset by an increase in capital expenditures, primarily for the Company’s new addition to its headquarters facility.

      Net cash used for financing activities was $5.5 million and $3.1 million in fiscal years 2004 and 2002, respectively. Net cash provided by financing activities was $0.8 million in fiscal 2003. The net cash used for financing activities in fiscal 2004 consisted primarily of the pay-off of a long term mortgage loan of $3.9 million, and dividend payments of $4.3 million, partially offset by cash received from the issuance of stock pursuant to exercise of stock options and employee stock purchase plan of $3.9 million.

      The Company’s contractual obligations at July 31, 2004, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Notes payable	$785	$785	$—	$—	$—
Capital leases obligations	361	197	140	24	—
Operating leases	8,911	2,719	2,084	1,608	2,500
Purchasing obligations	32,933	29,435	3,498	—	—

	$42,990	$33,136	$5,722	$1,632	$2,500

      The Company currently has approximately $23.5 million in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings in fiscal 2004 or in fiscal 2003.

      The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.

Impact of Inflation

      Overall, inflation has not had a material impact on the Company’s operations during the past three fiscal years.

New Accounting Pronouncements

      In November 2002, the EITF reached a consensus on issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial position or results of operations.

      In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, and amended it by issuing FIN 46R in December 2003. FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The Company did not create or acquire any variable interest entities after this date. The adoption of the provisions of FIN 46R in the third quarter of fiscal 2004 did not have a material effect on its financial position or results of operations.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 was effective upon issuance and supersedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance in SAB 101 related to multiple-element arrangements as the guidance has been superseded with the issuance of EITF 00-21. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

      In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 (“FAS 123R”). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. Currently, the Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company’s results of operations. FAS 123R is effective for the beginning of the first fiscal reporting period that begins after June 15, 2005. The adoption of FAS 123R will have a material effect on the Company’s financial position and results of operations.

      In December 2004, FASB issued Financial Accounting Standards No. 151 (“FAS 151”). FAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June  15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of FAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

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

      We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our net product and engineering revenue from our four largest customers in each of the last three fiscal years and the percentage of our total net sales to our ten largest customers in those years:

	Year Ended July 31,

	2004	2003	2002

Toshiba	12%	7%	5%
General Electric	10%	9%	12%
Siemens	9%	6%	5%
L-3 Communications	8%	43%	10%
Philips	7%	4%	18%
Ten largest customers as a group	61%	77%	67%

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

      Our competitors include divisions of some larger, more diversified organizations as well as several specialized companies. Some of them have greater resources and larger staffs than we have. Many of our OEM customers and potential OEM customers have the capacity to design and manufacture internally the products we manufacture for them. We face competition from research and product development groups and the manufacturing operations of our current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing.

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

      Because of long lead times and specialized product designs, we typically purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the products we are manufacturing, our customers might not purchase all the products we have manufactured or for which we have purchased components. In either event, we would attempt to recoup our materials and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent we are unsuccessful in recouping our material and manufacturing costs, not only would our net sales be adversely affected, but also our operating results would be disproportionately adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.

Uncertainties and adverse trends affecting our industry or any of our major customers may adversely affect our operating results.

      Our business depends primarily on two segments within the electronics industry, medical and security technology products, which are subject to rapid technological change and pricing and margin pressure. These segments have historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase and use of medical and security related capital equipment could also affect our sales. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry in general, or any of our major customers in particular, might adversely affect our operating results. Our businesses outside the medical instrumentation and security technology product sectors are subject to the same or greater technological and cyclical pressures.

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

      As part of our business strategy, we may consummate acquisitions or business combinations. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

      If we do not successfully complete acquisitions that we pursue in the future, we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us. In addition, substantial portions of our available cash might be utilized as consideration for these acquisitions.

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

      The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income for fiscal 2004 was $3.7 million. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary data are listed under Part IV, Item 15 in this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

Item 9A.	Controls and Procedures

      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 31, 2004. The Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared.

      However, in the course of preparing this Annual Report on Form 10-K, the Company further evaluated certain information leading it to question whether appropriate software revenue recognition procedures had been followed in all cases by its Camtronics Medical Systems Ltd. subsidiary. The Company conducted a review of Camtronics transactions and the revenue recognition procedures followed, which has led the Company to restate its financial statements for the first three quarters of the fiscal year ended July 31, 2004 and for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years (see Note 1 of Notes to Consolidated Financial Statements). Based upon the evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by management, as well as the information learned as a result of its review of Camtronics transactions, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2004, there were a number of significant deficiencies in the controls and procedures relating to the Company’s Camtronics subsidiary that together constitute a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively as of July 31, 2004.

      The principal internal control issues identified by the Company’s management are:

•	the software revenue recognition expertise of Company personnel needs to be improved;

•	the Company needs to enhance its written accounting policies and procedures related to software revenue recognition;

•	the Company needs to enhance the training provided to employees with respect to software revenue recognition; and

•	the business processes and procedures of Camtronics need to be improved to ensure that they do not have unintended consequences with respect to software revenue recognition.

      Since identifying these issues, the Company has taken the following steps to improve its disclosure controls and procedures and internal control over financial reporting:

•	Appointment of an interim President of Camtronics, succeeding the former President who left the employ of the Company, until such time that a full time President has been appointed.

•	Appointment of an interim Controller, replacing Camtronics’ Vice President and Controller who left the employ of the Company, until such time that a full time Controller has been appointed.

•	All subsidiary Controllers, who formerly reported to subsidiary General Managers, also now report directly to the Company’s Corporate finance organization.

•	Detailed quarterly review of all software revenue transactions by the Company’s Corporate finance organization

      In addition, the Company plans to take the following additional actions to further improve its disclosure controls and procedures and internal control over financial reporting:

•	Review and revise, as required, Camtronics software revenue recognition policies, procedures and processes to ensure compliance with SOP 97-2.

•	Conduct periodic internal audit reviews of Camtronic’s business practices and software revenue recognition policies and procedures.

•	Conduct software revenue recognition training for all Camtronics personnel who have responsibility for generating, administering, and recording software revenues.

      The Company believes that the above steps taken and the planned additional actions will address and resolve the material weaknesses in the Company’s internal controls over financial reporting at its Camtronics subsidiary. With respect to planned additional actions, the Company will initiate and, where practicable, complete these actions on or before the end of its third quarter ending April 30, 2005.

      While there have been significant changes (described above) in the Company’s internal control over financial reporting since July 31, 2004, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

      The certifications of the Company’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Item 9B.	Other Information

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table lists the directors of the Company as of August 31, 2004:

				Expiration
		Director		of
Name	Age	Since		Term(1)	Other Offices Held

John W. Wood Jr.	60	2004		2007	President and Chief Executive Officer
Bernard M. Gordon	77	1969		2007	—
John A. Tarello	73	1979		2007	—
M. Ross Brown	69	1984		2005	—
Edward F. Voboril	61	1990		2005	—
Gerald L. Wilson	65	1980	(2)	2006	—
Bruce W. Steinhauer	71	1993		2006	—
Michael T. Modic	54	2001		2005	—

(1)	The Board of Directors is divided into three classes, each having a three-year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been duly elected and qualified.

(2)	Dr. Wilson did not stand for re-election as a director at the January 16, 2004 Annual Meeting. He was re-elected a director by the Board on March 11, 2004.

      The following table lists the executive officers of the Company as of August 31, 2004:

			Date Since Office
Name	Age	Office Held	Has Been Held

John W. Wood Jr.(1)	60	President and Chief Executive Officer	2003
John J. Millerick	56	Senior Vice President, Chief Financial Officer and Treasurer	2000
Alex A. Van Adzin(2)	52	Vice President, General Counsel, and Secretary	2003

(1)	Mr. Wood was appointed President in April 2003 and Chief Executive Officer in August 2003.

(2)	Mr. Van Adzin joined the Company in October 2003.

      Each such officer is elected for a term continuing until the first meeting of the Board of Directors following the Annual Meeting of Stockholders, and in the case of the President, Treasurer and Secretary, until their successors are chosen and qualified; provided that the Board may remove any officer with or without cause.

      There are no family relationships among any of the directors or executive officers of the Company.

      Bernard M. Gordon was the Chairman of the Board of Directors of the Company from 1969 to April 2004 and was President from 1980 to 1995 and from February 2002 to April 2003. Mr. Gordon was Executive Chairman from February 2002 to April 2004 and Chief Executive Officer from February 2002 to August 2003. Mr. Gordon is Chairman of the Board of Directors of the Lahey Clinic. Mr. Gordon is currently the President of Neurologica Corporation. Neurologica develops and manufactures imaging equipment for neurological scanning applications.

      John A. Tarello retired from Analogic in November 1999. Mr. Tarello has been the Chairman of the Board of Directors of the Company since April 2004. Mr. Tarello was the Company’s Controller from May 1970 through July 1982, a Vice President of the Company from 1971 to 1980, a Senior Vice President from 1980 to 1999; and Treasurer from 1985 to 1999.

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

      Dr. Gerald L. Wilson is the former Dean of the School of Engineering at Massachusetts Institute of Technology, (“MIT”), and the Vannevar Bush Professor of Engineering at MIT. Dr. Wilson has served on MIT’s faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. He is a trustee of NSTAR Corporation and a director of SATCON Corporation.

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

      John W. Wood Jr. joined the Company as President in April 2003, was appointed Chief Executive Officer in August 2003 and elected a director of the Company in January 2004. He served as President of Peek Ltd., a developer and supplier of electronics for traffic and transport and a division of Thermo Electron Corporation, from 1998 to 2001, and as a Senior Vice President of Thermo Electron Corporation, a developer and manufacturer of high-tech instruments in the life sciences and other industries, from 1995 to 1998. Prior to that he served for a number of years as President and Chief Executive Officer of Thermedics, a manufacturer of detection instruments for security and quality assurance applications and biomedical materials and products and a subsidiary of Thermo Electron Corporation.

      John J. Millerick joined the Company as Senior Vice President, Chief Financial Officer and Treasurer in January 2000. Mr. Millerick was previously Senior Vice President and Chief Financial Officer of CalComp Technology Inc., a manufacturer of computer technology and peripherals, from 1996 to 1999. Prior to CalComp Technology Inc., Mr. Millerick was Vice President-Finance of the Personal Computer Unit of Digital Equipment Corporation, a computer manufacturer, from 1994 to 1995. Before joining Digital Equipment Corporation, Mr. Millerick served in several management positions at Wang Laboratories, leaving as Vice President-Corporate Controller and Acting Chief Financial Officer.

      Alex A. Van Adzin joined the Company as Vice President, General Counsel, and Secretary in October 2003. Mr. Van Adzin was previously Senior Vice President, General Counsel, and Secretary at ManagedComp, Inc., a managed care workers’ compensation company, from 2001 to 2002. Prior to that, he was Corporate Counsel at the Liberty Mutual Group, a diversified financial services company, from 1996 to 2001. Before joining Liberty Mutual Group, Mr. Van Adzin was Vice President and Corporate Counsel at Abex Inc., a diversified aerospace and automotive products company, from 1990 to 1995.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Upon review of the forms and representations furnished to the Company pursuant to Item 405 of Regulation S-K, the Company identifies Dr. Bruce W. Steinhauer, a director, as the only “reporting person” (as defined in said Item 405) who failed to file on a timely basis a report required by Section 16(a) of the Securities Exchange Act of 1934 (“the Exchange Act”) during fiscal 2004. Dr. Steinhauer was four business days late in filing a Form 4.

Audit Committee

      The Company has an audit committee that was established in accordance with Section 3(a) (58)(A) of the Exchange Act (15 U.S.C. 78c (a) (58)(A). The members of the Company’s Audit Committee are Edward F. Voboril, Chairman, Bruce W. Steinhauer, and Gerald L. Wilson.

Audit Committee Financial Expert

      The Company has determined that it has at least one “audit committee financial expert” (as defined in Item 401(h)(2) of Regulation S-K) on the Audit Committee of the Board of Directors, Edward F. Voboril. Mr. Voboril is “independent” from management, as “independent” is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

      The Company has adopted a code of ethics. A copy of the Company’s Code of Ethics may be obtained without charge upon written request to: Analogic Corporation, 8 Centennial Drive, Peabody, Massachusetts 01960, Attn: Secretary.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain compensation information for each person who served as Chief Executive Officer during fiscal 2004 and each of the executive officers of the Company in fiscal 2004 (collectively the “Named Executive Officers”) for services rendered in all capacities for the last three fiscal years.

						Long-Term Compensation
						Awards

		Annual Compensation			Restricted
	Fiscal			Total Annual	Stock	Stock	All Other
Name and Principal Position	Year	Salary	Bonuses	Compensation	Awards(A)(B)	Options(C)	Compensation(D)

Bernard M. Gordon(1)	2004	$257,700	$30,000	$287,700	—	—	$304,600	(5)
Former Chairman of the Board	2003	350,000	—	350,000	—	—	—
and Executive Chairman	2002	165,600	—	165,600	—	—	—
John W. Wood Jr.(2)	2004	$406,000	$150,000	$556,000	—	—	—
President and	2003	124,900	—	124,900	$1,880,000	—	—
Chief Executive Officer	2002	—	—	—	—	—	—
John J. Millerick	2004	$253,500	$25,000	$278,500	$279,200	—	$3,700
Senior Vice President,	2003	240,000	30,000	270,000	175,000	—	—
Chief Financial Officer	2002	215,100	—	215,100	—	—	100
and Treasurer
Julian Soshnick(3)	2004	$147,700	$20,000	$167,700	—	—	$124,400	(6)
Former Vice President, General	2003	240,000	30,000	270,000	—	—	—
Counsel and Clerk	2002	172,600	—	172,600	$417,300	—	1,400
Alex A. Van Adzin(4)	2004	$146,200	—	$146,200	$209,400	5,000	—
Vice President, General	2003	—	—	—	—	—	—
Counsel, and Secretary	2002	—	—	—	—	—	—

      Notes to Compensation Table

(1)	Mr. Gordon resigned as Chairman of the Board and Executive Chairman in April 2004. Mr. Gordon remains a director of the Company.

(2)	Mr. Wood Jr. joined the Company as President in April 2003 and was appointed Chief Executive Officer in August 2003.

(3)	Mr. Soshnick retired in January 2001 and returned to the Company as an officer in October 2001. He resigned as General Counsel and Clerk on October 27, 2003, and resigned as Vice President of the Company in February 2004. Mr. Soshnick was a director of the Company until his death in August 2004.

(4)	Mr. Van Adzin joined the Company in October 2003.

(5)	Includes payment of $300,000 for recognition of career achievements and previous uncompensated service to the Company.

(6)	Includes payment of $120,000 for recognition of career service to the Company.

(A)	Represents stock grants under the Company’s Key Employee Stock Bonus Plans, pursuant to which Common Stock of the Company may be granted to key employees to encourage them to exert their best efforts on behalf of the Company. Each recipient of the Common Stock pursuant to the Bonus Plan is required to execute a non-competition agreement in a form satisfactory to the Company. The Bonus Plan is administered by a committee appointed by the Board of Directors consisting of the Chairman of the Board and three other Directors who are not eligible to participate in the Bonus Plan. Generally, the Common Stock granted pursuant to the Bonus Plan is not transferable for a period of three years from the date of the grant and is subject to a risk of forfeiture in the event that the recipient leaves the employ of the Company during this period for any reason. Generally, during the subsequent four-year period, the transfer restrictions will lapse with respect to 25% of the Common Stock for each year the recipient remains in the employ of the Company. Failure to remain in the Company’s employ during all of the subsequent four-year period will result in a forfeiture of shares as to which restrictions on disposition still exist. The Common Stock granted pursuant to the Bonus Plan is held in escrow by the Company until such restrictions on disposition lapse. However, while in escrow, the recipient has the right to vote such shares of Common Stock and to receive any cash dividends thereon. The Board of Directors, acting upon the recommendation of the Stock Bonus Plan Committee, may at the time of grant designate a different schedule upon which the transfer restrictions lapse.

(B)	The following table reflects stock bonus awards for which transfer restrictions had not yet lapsed as of July 31, 2004.

		Market Value at
	Shares	Date of Grant

John W. Wood Jr.	40,000	$1,880,000
John J. Millerick	20,000	816,297
Alex A. Van Adzin	5,000	209,400

(C)	Represents options granted pursuant to the Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended on October 12, 2000 and November 16, 2001.

(D)	Represents profit sharing distribution and 401(k) match, except for Notes 5 and 6, above.

Stock Option Grants in Last Fiscal Year

      The following table sets forth information concerning individual grants of options to purchase the Company’s Common Stock made during fiscal year 2004 to the Named Executive Officers. Amounts described in the following table under the heading “Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term” represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend upon the future performance of Common Stock and the date on which the options are exercised.

	Individual Grants					Potential Realizable
Value at Assumed
	Number of		Percent of			Annual Rates of
	Securities		Total Options			Stock Price
	Underlying		Granted to			Appreciation for
	Options		Employees in	Exercise		Option Term
	Granted		Fiscal Year	Price	Expiration
Name	(#)		(%)	($/share)	Date	5% ($)	10% ($)

Bernard M. Gordon	—		—	—	—	—	—
John W. Wood, Jr.	—		—	—	—	—	—
John J. Millerick	—		—	—	—	—	—
Julian Soshnick	—		—	—	—	—	—
Alex A. Van Adzin	5,000	(1)	5%	42.83	10/27/2010	87,000	203,000

(1)	These options will become exercisable in four equal (25%) installments with the first installment becoming exercisable two years from the date of the grant which was October 27, 2003. Unexercised options expire seven years from the date of the grant.

Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth certain information regarding stock options exercised during fiscal year 2004 and held by Named Officers as of July 31, 2004.

	Number of				Value of Unexercised
	Shares		Number of Unexercised		In-the-Money-Options
	Acquired		Options at Fiscal Year End		at Fiscal Year End(1)
	on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Bernard M. Gordon	—	—	—	—	—	—
John W. Wood, Jr.	—	—	—	15,000	—	—	(2)
John J. Millerick	—	—	10,000	10,000	$27,700	$27,700
Julian Soshnick	—	—	—	—	—	—
Alex A. Van Adzin	—	—	—	5,000	—	—	(2)

(1)	The value of in-the-money options at year-end represents the aggregate difference between the option exercise price and the market value of the common stock at July 31, 2004. “In-the-money” options are options whose exercise price was less than $41.54, the closing price of the Common Stock on July 30, 2004, the last day the Common Stock traded in fiscal 2004.

(2)	These options were not “in-the-money” as of July 31, 2004.

Compensation of Directors

      The Chairman of the Board is entitled to receive a monthly fee of $5,000. Each of the other directors who is not an employee of the Company is entitled to an annual fee of $15,000. Each of the directors who is not an employee of the Company is entitled to a fee of $1,500 per meeting for each meeting of the board or any board committee attended in person, a fee of $1,000 per meeting for each meeting of the Board or any board committee attended by telephone, together with reimbursement of travel expenses under certain circum-

stances. In addition, each director who serves as a chairman of a committee and is not an employee of the Company is entitled to an annual fee of $3,000.

      In June 1996, the Board of Directors adopted and the stockholders approved at the January 1997 Annual Meeting of Stockholders, the 1997 Non-Qualified Stock Option Plan for non-employee directors, amended by the Board on December  8, 2003 and as amended was approved by the Stockholders at the January 2004 Annual Meeting (the “1997 Plan”). Pursuant to the 1997 Plan, options to purchase 150,000 shares of Common Stock may be granted only to directors of the Company or any subsidiary who are not employees of the Company or any subsidiary. The exercise price of options granted under the 1997 Plan is the fair market value of the Common Stock on the date of grant. The 1997 Plan provides each new non-employee director who is elected to the Board shall be granted an option to acquire 5,000 shares, effective as of the date he or she is first elected to the Board.

      Every four (4) years from the date on which a non-employee director was last granted a non-employee director option, that non-employee director shall be granted an option to acquire 5,000 shares, effective as of the date of that fourth anniversary.

      Options granted under the 1997 Plan become exercisable in three equal annual installments on each of the first three anniversaries of the date of grant, and expire 10 years after the date of grant. There were 35,000 options granted under this plan in fiscal 2004 with a weighted average exercise price of $44.74.

      The 1997 Plan is administered by members of the Company’s Board of Directors.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Company’s Board of Directors during fiscal 2004 were Dr. Wilson, Chairman, Dr. Steinhauer and Mr. Voboril. No executive officer of the Company has served as a director or member of the Compensation Committee of any other company whose executive officers serve as a member of the Company’s Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information as to all persons (including any “group”, as defined in section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to have owned beneficially 5% or more of its Common Stock, as of August 31, 2004:

	Amount and Nature of	Percent
Name and Address	Beneficial Ownership	of Class

T. Rowe Price Associates, Inc.	1,187,300 shares(1)	8.7%
100 East Pratt Street Baltimore, MD 21202
Bernard M. Gordon Charitable Remainder Unitrust	1,169,297 shares(2)	8.6%
Bernard M. Gordon, Trustee 14 Electronics Ave. Danvers, MA 01923
Lord Abbett & Co. LLC	826,422 shares(1)	6.0%
90 Hudson Street Jersey City, NJ 07302

(1)	The Company has been advised by T. Rowe Price Associates, Inc. and Lord Abbett & Co. LLC, that in their capacity as investment advisors, each is a deemed beneficial owner of the Company’s Common Stock on August 31, 2004, in the amount indicated next to each name, respectively.

(2)	Mr. Gordon serves as Co-Trustee of the Bernard Gordon Charitable Remainder Unitrust (the “Trust”). The Trustees have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to The Gordon Foundation, a section 501(c)(3) trust under the United States Internal Revenue Code formed by

Mr. Gordon with its principal office located at 14 Electronics Ave., Danvers, Massachusetts. The total shares reported above as of August 31, 2004 include 15,623 shares owned by the Gordon Foundation.

      The following table sets forth information as to ownership of the Company’s Common Stock, by its Directors by each of its Named Officers and by all Directors and current executive officers as a group, as of August 31, 2004:

Bernard M. Gordon	1,169,297 shares	(2)	8.6%
John W. Wood Jr.	45,000 shares	(3)	*
John A. Tarello	5,000 shares	(4)	*
M. Ross Brown	0 shares		*
Edward F. Voboril	10,000 shares	(5)	*
Gerald L. Wilson	3,000 shares		*
Bruce W. Steinhauer	10,000 shares	(6)	*
Michael T. Modic	5,000 shares	(7)	*
John J. Millerick	30,002 shares	(8)	*
Alex A. Van Adzin	5,000 shares	(9)	*
All Directors and current executive officers as a group (10 persons)	1,282,299 shares	(10)	9.4%

*	Represents less than 1% ownership

(1)	The amounts shown are based upon information furnished by the individual directors and officers. Unless otherwise noted, the beneficial owners have sole voting and investment power with respect to the shares listed.

(2)	Mr. Gordon serves as Co-Trustee of the Bernard Gordon Charitable Remainder Unitrust (the “Trust”). The Trustees have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to The Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 14 Electronics Ave., Danvers, Massachusetts. The total shares reported above include 15,623 shares owned by The Gordon Foundation.

(3)	Included 40,000 shares of restricted stock.

(4)	Includes 5,000 shares issuable upon exercise of options excisable within 60 days of August 31, 2004.

(5)	Includes 10,000 shares issuable upon exercise of options excisable within 60 days of August 31, 2004.

(6)	Includes 10,000 shares issuable upon exercise of options excisable within 60 days of August 31, 2004.

(7)	Includes 5,000 shares issuable upon exercise of options excisable within 60 days of August 31, 2004.

(8)	Includes 10,002 shares issuable upon exercise of options excisable within 60 days of August 31, 2004.

(9)	Consists of 5,000 shares of restricted stock.

(10)	Includes 40,002 shares issuable upon exercise of options excisable within 60 days of August 31, 2004.

      The following table provides information about the shares of Common Stock authorized for issuance under the Company’s equity compensation plans as of July 31, 2004:

Equity Compensation Plan Information

			(c)
			Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	736,024	$41.14	951,596	(1)
Equity compensation plans not approved by security holders	0	NA	0

Total	736,024	$41.14	951,596	(1)

(1)	Includes 512,771 shares issuable under the Company’s Employee Stock Purchase Plan in connection with current and future offering periods under that plan.

Item 13	Certain Relationships and Related Transactions

      Mr. Bernard M. Gordon owns a 100% interest in a limited partnership (Audubon Realty), which owns a facility located at 360 Audubon Road, Wakefield, Massachusetts, which was leased by the Company for a term which expired on January 31, 2004. This facility was utilized by the Company for manufacturing and office space from May 1, 1981 until the lease terminated. The annual rent for this facility was $398,000. The Wakefield facility was leased on a net lease basis, and accordingly the Company paid, in addition to the above rental payments, all taxes, maintenance, insurance, and other costs relating to the leased premises. The terms of the lease agreement, at the time it was executed, were at least as favorable as those that could have been obtained from unaffiliated third parties. Prior to execution of such lease, two independent appraisals were obtained in order to establish the fair market rate for subject premises. A rent, in each case discounted below the fair market rate established by the appraisals, was then agreed upon by the parties. The lease incorporated periodic rent escalation clauses, based upon the Consumer Price Index.

      See Note 12 of Notes to Consolidated Financial Statements for further information as to the leases.

Item 14	Principal Independent Accountant Fees and Services

      The following table summarizes the appropriate fees billed to the Company by the independent auditor:

	2004	2003

	In thousands	In thousands
Audit Fees(a)	$1,029	$845
Audit-Related Fees(b)	22	75
Tax Fees(c)	500	178
All Other fees(d)	—	—

	$1,551	$1,098

(a)	Fees for audit services billed related to fiscal 2004 consisted substantially of the following:

•	Audit of the Company’s July 31, 2004 annual financial statements

•	Reviews of the Company’s quarterly financial statements in fiscal 2004

•	Initial planning of internal control attestation procedures as required by the Sarbanes-Oxley Act of 2002, Section 404 prior to the delay in effective date for the Company

Fees for audit services billed related to fiscal 2003 consisted substantially of the following:

•	Audit of the Company’s July 31, 2003 annual financial statements

•	Reviews of the Company’s quarterly financial statements in fiscal 2003

•	Services for the restatement of the Company’s financial statements

(b)	Fees for audit-related services billed related to fiscal 2004 and 2003 consisted of the following:

•	Filing of SEC Form S-8

•	Pension and benefit plans

•	Consultation concerning accounting and financial reporting standards

(c)	Fees for tax services billed in fiscal 2004 and 2003 consisted substantially of tax compliance and tax planning and advice in relation to:

•	U.S. and foreign tax compliance.

•	Tax planning and advice services relating to an international restructuring plan.

(d)	The Company did not pay any other fees in fiscal 2003 and 2004 to PricewaterhouseCoopers LLP.

      The fees related to the services above were approved by the Audit Committee.

      The Audit Committee has adopted a policy in its charter to pre-approve all services (audit and non-audit) to be provided to the Company by the independent auditor, except that de minimis non-audit services may be approved in accordance with applicable SEC rules, including paragraph (c) (7)  (i) (C) of Rule 2-01 of Regulation S-X. In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Company management and the independent auditor to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by of the SEC and the American Institute of Certified Public Accountants. None of the services above were approved by the Audit Committee pursuant to paragraph (c) (7) (i) (C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

			Page
			Number

(a)	1.	Financial Statements
		Report of Independent Registered Public Accounting Firm	36
		Consolidated Balance Sheets at July 31, 2004 and 2003 (Restated)	37
		Consolidated Statements of Income for the years ended July 31, 2004, 2003 (Restated) and 2002 (Restated)	38
		Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2004, 2003 (Restated) and 2002 (Restated)	39
		Consolidated Statements of Cash Flows for the years ended July 31, 2004, 2003 (Restated) and 2002 (Restated)	40
		Notes to Consolidated Financial Statements	41
	2.	Financial Statement Schedule II. — Valuation and Qualifying Accounts	75
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

By /s/ JOHN W. WOOD JR.

John W. Wood Jr.
President and Chief Executive Officer

Date: January 26, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN W. WOOD JR. John W. Wood Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	January 26, 2005

/s/ JOHN J. MILLERICK John J. Millerick	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	January 26, 2005

/s/ JOHN A. TARELLO John A. Tarello	Chairman of the Board	January 26, 2005

/s/ M. ROSS BROWN M. Ross Brown	Director	January 26, 2005

/s/ BERNARD M. GORDON Bernard M. Gordon	Director	January 26, 2005

/s/ MICHAEL T. MODIC Michael T. Modic	Director	January 26, 2005

/s/ BRUCE W. STEINHAUER Bruce W. Steinhauer	Director	January 26, 2005

/s/ EDWARD F. VOBORIL Edward F. Voboril	Director	January 26, 2005

/s/ GERALD L. WILSON Gerald L. Wilson	Director	January 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Analogic Corporation:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) after the restatement described in Note 1 present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) after the restatements described in Note 1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 28, 2005

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,

	2004	2003

		Restated
Assets
Current assets:
Cash and cash equivalents	$149,549	$136,806
Marketable securities, at market	27,088	41,155
Accounts and notes receivable, net of allowance for doubtful accounts of $2,493 in 2004, and $4,189 in 2003	54,483	52,912
Accounts receivable from affiliates, net	1,015	963
Inventories	65,952	69,548
Costs related to deferred revenue	12,723	15,227
Refundable and deferred income taxes	10,861	13,223
Other current assets	6,450	6,069

Total current assets	328,121	335,903

Property, plant and equipment, net	91,077	83,926
Investments in and advances to affiliated companies	10,967	14,050
Capitalized software, net	9,502	6,339
Goodwill	1,565	2,306
Intangible assets, net	9,223	11,708
Costs related to deferred revenue	219	652
Other assets	1,397	2,533

Total Assets	$452,071	$457,417

Liabilities and Stockholders’ Equity

Current liabilities:
Mortgage and other notes payable	$785	$1,277
Obligations under capital leases	177	180
Accounts payable, trade	21,707	21,384
Accrued liabilities	21,380	24,412
Deferred revenue	26,281	30,632
Advanced payments	6,125	5,798
Accrued income taxes	5,791	5,909

Total current liabilities	82,246	89,592

Long-term liabilities:
Mortgage and other notes payable	—	3,837
Obligations under capital leases	155	327
Deferred revenue	1,459	2,288
Deferred income taxes	810	5,175

Total long-term liabilities	2,424	11,627

Commitments and guarantees (Note 10)
Stockholders’ equity:
Common stock, $.05 par value; 30,000,000 shares authorized; 13,666,792 shares issued and outstanding in 2004; 14,129,036 shares issued and outstanding in 2003	713	710
Capital in excess of par value	47,257	47,229
Retained earnings	324,025	320,013
Accumulated other comprehensive income	2,141	709
Treasury stock, at cost: 701,156 shares	—	(6,777)
Unearned compensation	(6,735)	(5,686)

Total stockholders’ equity	367,401	356,198

Total Liabilities and Stockholders’ Equity	$452,071	$457,417

The accompanying notes are an integral part of these financial statements

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended July 31,

	2004	2003	2002

		Restated	Restated
Net revenue:
Product	$327,129	$442,431	$268,796
Engineering	20,081	20,856	26,499
Other	8,347	8,410	9,563

Total net revenue	355,557	471,697	304,858

Cost of sales:
Product	195,920	256,294	169,035
Engineering	13,487	14,897	23,209
Other	4,863	4,738	5,194
Asset impairment charges	—	—	8,883

Total cost of sales	214,270	275,929	206,321

Gross margin	141,287	195,768	98,537

Operating expenses:
Research and product development	58,673	55,099	39,105
Selling and marketing	37,025	34,866	32,404
General and administrative	39,200	34,971	28,413

	134,898	124,936	99,922

Income (loss) from operations	6,389	70,832	(1,385)

Other (income) expense:
Interest income	(3,669)	(5,035)	(4,419)
Interest expense	294	360	359
Equity (gain) loss in unconsolidated affiliates	(577)	3,506	226
Other	240	(5,756)	(812)

Total other (income) expense	(3,712)	(6,925)	(4,646)

Income before income taxes	10,101	77,757	3,261
Provision for income taxes	1,747	28,226	606

Net income	$8,354	$49,531	$2,655

Net income per common share:
Basic	$0.62	$3.74	$0.20
Diluted	0.62	3.70	0.20
Weighted-average shares outstanding:
Basic	13,463	13,251	13,129
Diluted	13,519	13,394	13,194

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended July 31, 2004, 2003, 2002
(In thousands, except share data)

								Accumulated
	Common Stock		Capital in	Treasury Stock				Other	Total
			Excess of			Unearned	Retained	Comprehensive	Stockholders’
	Shares	Amount	Par Value	Shares	Amount	Compensation	Earnings	Income	Equity

Balance, July 31, 2001	14,069,702	$703	$37,857	(846,185)	(9,035)	$(5,240)	$275,807	$(1,598)	$298,494
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	56,500	3	1,065	(8,969)	722	(23)			1,767
Tax benefit of disqualifying dispositions			457						457
Amortization of unearned compensation						1,054			1,054
Dividends paid ($0.29 per share)							(3,705)		(3,705)
Comprehensive income:
Net income for the year							2,655		2,655
Translation adjustments (net of tax of $653)								1,002	1,002
Unrealized marketable securities gains and losses (net of tax of $181)								276	276

Total Comprehensive Income									3,933

Balance, July 31, 2002 (Restated)	14,126,202	706	39,379	(855,154)	(8,313)	(4,209)	274,757	(320)	302,000
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	65,834	4	6,892	153,998	1,536	(2,953)			5,479
Tax benefit of disqualifying dispositions			958						958
Amortization of unearned compensation						1,476			1,476
Dividends paid ($0.32 per share)							(4,275)		(4,275)
Comprehensive income:
Net income for the year							49,531		49,531
Translation adjustments (net of tax of $932)								1,416	1,416
Unrealized marketable securities gains and losses (net of tax of $254)								(387)	(387)

Total Comprehensive Income									50,560

Balance, July 31, 2003 (Restated)	14,192,036	710	47,229	(701,156)	(6,777)	(5,686)	320,013	709	356,198
Shares issued for employee stock options, grants, and stock purchase plan, net of cancellations	175,912	3	6,639			(2,701)			3,941
Elimination of Treasury Stock	(701,156)		(6,777)	701,156	6,777
Tax benefit of disqualifying dispositions			166						166
Amortization of unearned compensation						1,652			1,652
Dividends paid ($0.32 per share)							(4,342)		(4,342)
Comprehensive income:
Net income for the year							8,354		8,354
Translation adjustments (net of tax of $1,295)								1,977	1,977
Unrealized marketable securities gains and losses (net of tax of $357)								(545)	(545)

Total Comprehensive Income									9,786

Balance, July 31, 2004	13,666,792	$713	$47,257			$(6,735)	$324,025	$2,141	$367,401

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended July 31,

	2004	2003	2002

		Restated	Restated
OPERATING ACTIVITIES:
Net income	$8,354	$49,531	$2,655
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	397	(106)	(1,974)
Depreciation and amortization	20,830	19,149	14,289
Allowance for doubtful accounts and notes receivables	110	3,908	99
Impairment of assets	—	—	8,883
(Gain) loss on sale of property, plant and equipment	400	(1,561)	86
Equity (gain) loss in unconsolidated affiliates	(577)	3,506	226
Equity loss in unconsolidated affiliates classified as research and product development expense	3,386	818	—
Compensation from stock grants	1,652	1,476	1,054
Other than temporary decline in equity investments	—	—	142
Net changes in operating assets and liabilities (Note 18)	(1,360)	(41,358)	69,304

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,192	35,363	94,764

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(19)	(6,035)	(10,373)
Return of investment from affiliated company	—	516	2,302
Acquisition of businesses, net of cash acquired	—	(2,851)	—
Acquisition of assets	(1,750)	(9,899)	—
Additions to property, plant and equipment	(21,924)	(16,388)	(23,316)
Capitalized software	(4,832)	(3,582)	(2,439)
Proceeds from sale of property, plant and equipment	182	3,285	91
Maturities of marketable securities	13,165	16,825	18,735

NET CASH USED FOR INVESTING ACTIVITIES	(15,178)	(18,129)	(15,000)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(5,100)	(453)	(1,146)
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	3,941	5,479	1,766
Dividends paid to shareholders	(4,342)	(4,275)	(3,705)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(5,501)	751	(3,085)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	230	(4,347)	476

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,743	13,638	77,155

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	136,806	123,168	46,013

CASH AND CASH EQUIVALENTS, END OF YEAR	$149,549	$136,806	$123,168

The accompanying notes are an integral part of these financial statements.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1.	Restatement:

      The Company is restating its Consolidated Financial Statements for fiscal 2002 and 2003 to reflect the application of the appropriate accounting principles to the recognition of software revenue and related costs by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”). The restatement resulted in an increase in revenue of $175, an increase in net income of $36 and no change in diluted earnings per share, compared to the Company’s financial results previously reported for fiscal 2003; and a reduction in revenue of $1,268, a reduction in net income of $351 and a reduction in basic and diluted earnings per share of $.03, compared to the Company’s financial results previously reported for fiscal 2002. There are also resulting changes to the captions within the net Cash Provided by Operating Activities on the Statement of Cash Flows.

      The Company also intends to restate its financial statements for each of the first three quarters of fiscal 2002, 2003 and 2004, to reflect the application of appropriate accounting principles to the recognition of software revenue and related costs by Camtronics for those periods. The Company intends to revise the revenue recognized by the Company in fiscal 2004 to a license of intellectual property from the Company to its affiliated entity Shenzhen Anke High-Tech Ltd. (“SAHCO”). The restatements for the first three quarters of fiscal 2004 do not effect the audited consolidated financial statements included in this Annual Report on Form 10-K, but do effect the quarterly financial information presented in Note 17 of Notes to Consolidated Financial Statements.

      Summarized below is a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Consolidated Balance Sheets and Statements of Income in the Company’s Annual Report on Form 10-K for fiscal 2003 and 2002. The Company also reclassified certain intangibles and goodwill balances related to the Company’s ownership of Cedara Software Corporation to investment in and advances to affiliated companies in the Consolidated Balance Sheets, and reclassified in the Consolidated Statements of Income the amortization of intangible assets related to Cedara Software Corporation from general and administrative expense to equity (gain) loss in unconsolidated affiliates.

Software Revenue

      Camtronics’ revenues are derived primarily from the sales of Digital Cardiac Information Systems. System sales revenues consist of the following components: computer software licenses, computer hardware, installation support, and sublicensed software. In addition, Camtronics generates revenues related to system sales for software support, hardware maintenance, training, consulting and other professional services.

      Camtronics recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Recognition” (“SOP 97-2”). SOP 97-2 requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the fair values of those elements or by use of the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence (“VSOE”) of fair value exists for all the undelivered elements in the arrangement, which is determined by the price charged when that element is sold separately (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). Specifically, Camtronics determines the VSOE of fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients; determines the VSOE of fair value of the professional services portion of the arrangement, other than installation services, based on hourly rates which Camtronics charges for these service when sold apart from a software license; and determines the VSOE of fair value of the hardware and software sublicenses based on the prices for these elements when they are sold separately from the software. If evidence of the VSOE of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

under the arrangement is deferred until these elements have been delivered or the VSOE of fair value for the remaining undelivered elements is established.

      Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognition. In particular, the application of SOP 97-2 requires judgment concerning whether a software arrangement includes multiple elements; if so, whether all such elements have been delivered; and if not, whether VSOE of fair value exists for the undelivered elements.

      The restatements are required due to the incorrect application of software revenue recognition procedures with respect to certain Camtronic’s transactions. Under software revenue recognition rules, revenue cannot be recognized on a multiple-element software arrangement until such time as Camtronics has delivered or performed all elements of the arrangement or has VSOE of fair value for each undelivered or non-performed element of the arrangement. In the majority of the transactions underlying the restatement, Camtronics has delivered and the customer has paid for the software. However, revenue cannot be recognized from the transactions because some element of the transaction — such as the delivery of a software upgrade or the performance of customization services — has not been delivered or performed or VSOE of fair value for those elements cannot be determined.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      The following tables show the effect of the restatements on the Company’s Statements of Income and Balance Sheets.

Statements of Income:

	Fiscal Year Ended July 31, 2003

	Previously
	Reported	Restated	Change

Net revenue:
Product	$442,256	$442,431	$175	(a)
Engineering	20,856	20,856
Other	8,410	8,410

Total net revenue	471,522	471,697	175

Cost of sales:
Product	256,205	256,294	89	(b)
Engineering	14,897	14,897
Other	4,738	4,738

Total cost of sales	275,840	275,929	89

Gross margin	195,682	195,768	86

Operating expenses:
Research and product development	55,099	55,099
Selling and marketing	34,862	34,866	4	(c)
General and administrative	35,979	34,971	(1,008	)(d)

Total operating expenses	125,940	124,936	(1,004)

Income from operations	69,742	70,832	1,090

Other (income) expense:
Interest income	(5,035)	(5,035)
Interest expense	360	360
Equity (gain) loss in unconsolidated affiliates	2,498	3,506	1,008	(e)
Other	(5,756)	(5,756)

Total other (income) expense	(7,933)	(6,925)	1,008

Income before income taxes	77,675	77,757	82
Provision for income taxes	28,180	28,226	46	(f)

Net income	$49,495	$49,531	$36

Net income per common share:
Basic	$3.74	$3.74
Diluted	3.70	3.70
Weighted average shares outstanding:
Basic	13,251	13,251
Diluted	13,394	13,394

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      Statements of Income components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$175

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$89

(c)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$4

(d)	General and administrative
	Reclassifications not impacting net income	$(1,008)

(e)	Equity in unconsolidated affiliates
	Reclassifications not impacting net income	$1,008

(f)	Provision for income taxes
	Net increase to provision due to above adjustments	$46

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

Statements of Income:

	Fiscal Year Ended July 31, 2002

	Previously
	Reported	Restated	Change

Net revenue:
Product	$270,064	$268,796	$(1,268	)(a)
Engineering	26,499	26,499
Other	9,563	9,563

Total net revenue	306,126	304,858	(1,268)

Cost of sales:
Product	169,687	169,035	(652	)(b)
Engineering	23,209	23,209
Other	5,194	5,194
Asset impairment charges	8,883	8,883

Total cost of sales	206,973	206,321	(652)

Gross margin	99,153	98,537	(616)

Operating expenses:
Research and product development	39,105	39,105
Selling and marketing	32,500	32,404	(96	)(c)
General and administrative	29,253	28,413	(840	)(d)

Total operating expenses	100,858	99,922	(936)

Income from operations	(1,705)	(1,385)	320

Other (income) expense:
Interest income	(4,419)	(4,419)
Interest expense	359	359
Equity (gain) loss in unconsolidated affiliates	(614)	226	840	(e)
Other	(812)	(812)

Total other (income) expense	(5,486)	(4,646)	840

Income before income taxes	3,781	3,261	(520)
Provision for income taxes	775	606	(169	)(f)

Net income	$3,006	$2,655	$(351)

Net income per common share:
Basic	$0.23	$0.20	$(0.03	)(g)
Diluted	0.23	0.20	(0.03	)(h)
Weighted average shares outstanding:
Basic	13,129	13,129
Diluted	13,194	13,194

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      Statements of Income components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$(1,268)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(652)

(c)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$(96)

(d)	General and administrative
	Reclassifications not impacting net income	$(840)

(e)	Equity in unconsolidated affiliates
	Reclassifications not impacting net income	$840

(f)	Provision for income taxes
	Net increase to provision due to above adjustments	$(169)

(g)	Net income per common share: Basic
	Net effect to basic earnings per share due to above adjustments	$(0.03)

(h)	Net income per common share: Diluted
	Net effect to diluted earnings per share due to the above adjustments	$(0.03)

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

Balance Sheets:

	July 31, 2003

	Previously
	Reported	Restated	Change

ASSETS
Current assets:
Cash and cash equivalents	$136,806	$136,806
Marketable securities, at market	41,155	41,155
Accounts and notes receivable, net of allowance for doubtful accounts	52,912	52,912
Accounts receivable from affiliates, net	963	963
Inventories	69,548	69,548
Costs related to deferred revenue	14,796	15,227	$431	(a)
Refundable and deferred income taxes	13,058	13,223	165	(b)
Other current assets	6,069	6,069

Total current assets	335,307	335,903	596
Property, plant and equipment, net	83,926	83,926
Investments in and advances to affiliated companies	9,577	14,050	4,473	(c)
Capitalized software, net	6,339	6,339
Goodwill	3,596	2,306	(1,290	)(d)
Intangible assets, net	14,891	11,708	(3,183	)(e)
Costs related to deferred revenue	206	652	446	(f)
Other assets	2,533	2,533

Total Assets	$456,375	$457,417	$1,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,277	$1,277
Obligations under capital leases	180	180
Accounts payable, trade	21,162	21,384	222	(g)
Accrued liabilities	24,412	24,412
Deferred revenue	30,084	30,632	548	(h)
Advance payments and other	5,798	5,798
Accrued income taxes	5,867	5,909	42	(i)

Total current liabilities	88,780	89,592	812

Long-term liabilities:
Mortgage and other notes payable	3,837	3,837
Obligations under capital leases	327	327
Deferred revenue	1,743	2,288	545	(j)
Deferred income taxes	5,175	5,175

Total long-term liabilities	11,082	11,627	545

Commitments and guarantees
Stockholders’ equity:
Common stock, $.05 par value	710	710
Capital in excess of par value	47,229	47,229
Retained earnings	320,328	320,013	(315	)(k)
Accumulated other comprehensive income	709	709

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

	July 31, 2003

	Previously
	Reported	Restated	Change

Treasury stock, at cost	(6,777)	(6,777)
Unearned compensation	(5,686)	(5,686)

Total stockholders’ equity	356,513	356,198	(315)

Total Liabilities and Stockholders’ Equity	$456,375	$457,417	$1,042

      The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of current period restatement for deferral of revenue and related costs, and the effect of current period revenue related to the license sale; and (2) the cumulative effect at the beginning of the quarter of the restatement of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Cost related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$431

(b)	Refundable and deferred income taxes
	Deferred income tax related to deferred costs and revenue	$165

(c)	Investment in and advances to affiliated companies
	Intangible asset reclassification not impacting net income	$3,183
	Goodwill reclassification not impacting net income	1,290

		$4,473

(d)	Goodwill
	Reclassifications not impacting net income	$(1,290)

(e)	Intangible assets, net
	Reclassifications not impacting net income	$(3,183)

(f)	Costs related to deferred revenue (long-term)
	Deferred costs related to deferred revenue	$446

(g)	Accounts payable, trade
	Accrued license primarily related to deferred revenue	$222

(h)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$548

(i)	Accrued income taxes
	Tax provision adjusted for the change to net income	$42

(j)	Deferred revenue (long-term)
	Deferred revenue classified as long-term	$545

(k)	Retained earnings
	Net effect to retained earnings from above adjustments:
	Cumulative effect through July 31, 2002	$(351)
	Effect for the year ended July 31, 2003	36

	Total	$(315)

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

License of intellectual property

      During the first quarter of fiscal 2004, the Company recorded engineering revenue of $2,775 in connection with the sale of a license of intellectual property to the Company’s affiliate SAHCO. The contract agreement between the Company and SAHCO provided for extended payment terms whereby SAHCO was required to make a payment of $500 within the first 30 days from the date of the contract and the balance over the next twelve months. Upon further review of the agreement, the Company has determined that this license revenue should have been recorded as the payments were received from SAHCO and not in its entirety at the date of the contract because collectibility was not reasonably assured. The Company received a total of $1,750 from SAHCO during fiscal 2004, and received an additional $750 during the quarter ended October 31, 2004.

2.	Summary of business operations and significant accounting policies:

Business operations:

      Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture and sale of high technology, high performance, high-precision data acquisition, conversion (analog/ digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. The Company is subject to risks common to companies in the medical and security technology industries, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, loss of any significant customer, protection of proprietary technology, and compliance with regulations of domestic and foreign regulatory authorities and agencies.

Significant accounting policies:

(a) Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Investments in companies in which ownership interests range from 11 to 50 percent and/or the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All intercompany accounts and transactions have been eliminated.

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

(d) Property, plant and equipment:

      Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

from the accounts and any gain or loss is reflected in income. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements, which extend the life of the underlying asset, are capitalized.

      The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings	35 to 40 years
Property under capital lease	2 to 5 years
Manufacturing equipment	4 to 7 years
Furniture, fixtures and computer equipment	3 to 8 years
Leasehold and capital lease improvements	life of lease
Motor vehicles	3 to 5 years

(e) Revenue recognition and accounts receivable:

The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Our sales contracts generally provide for the customer to accept title and risk of loss when the product leaves our facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at shipping point, we defer recognizing revenue until title and risk of loss transfer to the customer.

The Company’s transactions sometimes involve multiple elements (i.e., systems and services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at the time of delivery. Maintenance or service revenues are recognized ratably over the life of the contracts.

For business units that sell software licenses, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contracted maintenance term. Service revenues are recognized ratably over the life of the contracts.

The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately.

Revenue related to the hotel operations is recognized as services are performed.

Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and the amount of revenue recognition. Camtronics, one of the Company’s subsidiaries, provides several models for the procurement of its digital cardiac information systems and for each model, its management must make significant estimates and judgments regarding revenue recognition. The predominant model includes a perpetual software license agreement, project-related installation services, professional consulting services, computer hardware and sub-licensed software and software support.

Camtronics provides installation services, which include project-scoping services, conducting pre-installation audits, detailed installation plans, actual installation of hardware components, and testing of all hardware and software installed at the customer site. Because installation services are deemed to be essential to the functionality of the software, software license and installation service revenues are recognized upon completion of installation.

Camtronics also provides professional consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services include additional database consulting, system configuration, project management, interfacing to existing systems, and network consulting. Professional consulting services generally are not deemed to be essential to the functionality of the software. If Camtronics has VSOE for the consulting services, the timing of the software license revenue is not impacted. However, Camtronics performs consulting services for which the Company does not have VSOE; accordingly, the software license revenue is deferred until the services are completed. Professional consulting service revenue is recognized as the services are performed.

Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues related to delivered components of a multiple-element arrangement for which vendor specific objective evidence of fair value has not been determined for components not yet delivered or accepted by the customer. Deferred costs represent costs related to these revenues; for example, costs of goods sold and services provided and sales commission expenses.

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

(f) Capitalized software costs:

      Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense was $1,801, $1,813 and $1,772 in fiscal 2004, 2003 and 2002, respectively and is included in product cost of sales. The unamortized balance of capitalized software was $9,502 and $6,339 at July 31, 2004 and 2003, respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

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

      The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. Cash equivalents amounted to approximately $150,000 and $137,000 at July 31, 2004 and 2003, respectively.

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

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      The Company depends on a small number of customers for a large portion of its business, and changes in its customers’ orders may have a significant impact on the Company’s operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on the Company’s operating results. One export customer accounted for approximately $42,000 or 12%, and $31,000 or 7%, of total product and engineering revenue in fiscal 2004, and 2003, respectively. Of the total product and engineering revenue, one domestic customer accounted for approximately $34,000 or 10% in fiscal 2004, while another domestic customer accounted for approximately $200,000 or 43% in fiscal 2003. The Company’s ten largest customers, including Toshiba, General Electric and Siemens, accounted for approximately 61% of product and engineering revenue during fiscal 2004. The Company recognized revenue from two customers in fiscal 2002 accounting for a total of 18% and 12% of total product and engineering revenue.

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

      In November 2002, the EITF reached a consensus on issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial position or results of operations.

      In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, and amended it by issuing FIN 46R in December 2003. FIN 46R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The Company did not create or acquire any variable interest entities after this date. The adoption of the provisions of FIN 46R in the third quarter of fiscal 2004 did not have a material effect on its financial position or results of operations.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 was effective upon issuance and supersedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance in SAB 101 related to multiple-element arrangements as the guidance has been superseded with the issuance of EITF 00-21. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

      In December 2004, FASB issued a revision to Financial Accounting Standards No. 123 (“FAS 123R”). FAS 123R is focused primarily on the accounting for transactions in which a company obtains employee services in exchange for stock options or share-based payments. The Company grants stock options to their employees and discloses the pro forma effect of compensation expense for these stock options. Under FAS 123R, the Company will be required to record this compensation expense in the Company’s results of

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

operations. FAS 123R is effective for the beginning of the first fiscal reporting period that begins after June 15, 2005. The adoption of FAS 123R will have a material effect on the Company’s financial position and results of operations.

      In December 2004, FASB issued Financial Accounting Standards No. 151 (“FAS 151”). FAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of FAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

(o)	Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable; provisions for inventory to reflect net realizable value; estimates of fair value for investments in privately held companies; goodwill and intangible assets; valuation allowances against deferred tax assets; and accruals for product warranty, other liabilities, and income taxes. Actual results could differ from those estimates.

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

      The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123”. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results.

      As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of the Accounting Principle Board (“APB”) No. 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      As permitted under current accounting standards, no compensation cost was recognized in the Consolidated Statements of Income for the Company’s stock option plans as they were all issued at fair market value. Had compensation cost for the Company’s stock-based compensation plans been recorded and applied in accordance with SFAS 123, Accounting for Stock-Based Compensation, and recognized ratably over the options’ vesting periods, the Company’s pro-forma information would have been as follows:

	Twelve Months Ended July 31,

	2004	2003	2002

		Restated	Restated
Net income, as reported	$8,354	$49,531	$2,655
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	1,366	937	836
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,029)	(3,724)	(3,380)

Pro forma net income	$5,691	$46,744	$111

Earnings per share:
Basic, as reported	$0.62	$3.74	$0.20

Basic, pro forma	$0.42	$3.53	$0.01

Diluted, as reported	$0.62	$3.70	$0.20

Diluted, pro forma	$0.42	$3.49	$0.01

(r)	Fair value of financial instruments:

      The carrying amounts of cash, cash equivalents, receivables, mortgages and other notes payable approximate fair value. The fair values of marketable securities are estimated based on quoted market price for these securities.

(s)	Impairment of long-lived assets:

      The Company evaluates the recoverability of its long-lived assets, primarily fixed assets, in accordance with Statement of Financial Accounting Standards No. 144, (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset.

(t)	Segment information:

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) establishes standards for reporting information on operating segments in interim and annual financial statements. The Company’s chief operating decision-makers review the profit and loss of the Company on an aggregate basis and manage the operation of the Company within its operating

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

segments. The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of three reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Camtronics for information management systems for the cardiology market; and B-K Medical for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems.

(u)	Translation of foreign currencies:

      The assets and liabilities of the Company’s foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow), excluding long-term intercompany receivables and investments, are included in operations in the period in which they occur. Foreign exchange transaction gains and losses are included in the results of operations in other income, net. The Company had foreign exchange losses totaling $147 in fiscal 2004, and foreign exchange gains totaling $3,941 and $904 in fiscal 2003 and 2002, respectively.

3.	Business combinations:

      In October 2002, Anrad Corporation, the Company’s 100% owned subsidiary located in Saint-Laurent, Quebec, purchased the remaining 52% of the outstanding common stock of FTNI, Inc. (“FTNI”) for $2,407 in cash. FTNI was founded by three Canadian companies in April 1997 to develop products for medical and industrial applications. Noranda Advanced Materials, which was one of the FTNI founders with a 48% ownership interest, was acquired by the Company in 1999 and renamed Anrad. With the purchase of the remaining shares of FTNI, Anrad has full ownership rights and access to FTNI’s basic technology and intellectual property. Upon completion of this transaction, Anrad’s total investment in FTNI amounted to approximately $2,746 of which approximately $2,019 was determined to be intellectual property and $727 represented the fair value of tangible net assets, primarily cash. The intellectual property will be amortized over its estimated useful life of five years. The supplemental pro-forma information disclosing the results of operations of the Company and FTNI on a combined basis has not been presented due to its immateriality.

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

      On November 6, 2002, the Company’s Camtronics subsidiary acquired all the shares of VMI Medical, Inc. (“VMI”), of Ottawa, Canada. VMI is a medical information software company specializing in clinical

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

database, workflow automation and business improvement solutions for children’s heart centers. VMI was acquired for approximately $2,000 in cash, payable over a two year period, and future contingent consideration, which will be based upon the combined companies achieving certain performance criteria over specific time periods. The Company paid $2,000 in cash related to the acquisition, assumed approximately $500 in net liabilities and acquired intellectual property valued at $2,500. The supplemental pro-forma information disclosing the results of operations of the Company and VMI on a combined basis has not been presented due to its immateriality.

      On October 20, 2003, Camtronics acquired certain assets from Quinton, Inc. (“QTN”), a Washington corporation, primarily related to intellectual property rights and interests associated with QTN’s Q-Cath hemodynamics and monitoring system business. Camtronics’ decision to acquire these assets and liabilities was based on its desire to expand its current product offerings and gain access to QTN’s existing customer base. The Company’s total investment amounted to $1,750, with payments of $1,000 due at closing and $750 due one year from the closing date. In connection with the above transaction, the parties also entered into a Cooperative Marketing Agreement. The Cooperative Marketing Agreement, which has a term of four years, provides for QTN to potentially earn up to an additional $1,500 in commissions upon the successful conversion of QTN Q-Cath systems to Camtronics’ Physiolog and Vericis products. In addition, QTN will market the electronic medical records products of Camtronics through its specialized sales force in the primary care market. The Company allocated the purchase price of $1,750 to the acquired assets, which included $274 to inventory and $1,476 to the customer list, based on their relative fair value. The customer list is being amortized over its estimated useful life of four years.

4.     Marketable securities:

      Marketable securities are categorized as available-for-sale securities and summarized as follows:

	Gross Unrealized

	Cost	Gain	Loss	Fair Value

July 31, 2004
Debt securities issued by various state and local municipalities and agencies	$26,400	$688	$—	$27,088

July 31, 2003
Debt securities issued by various state and local municipalities and agencies	$39,565	$1,590	$—	$41,155

      The costs and estimated fair value of current debt securities at July 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

		Fair
	Cost	Value

Debt securities:
Due in one year or less	$12,415	$12,536
Due after one year through five years	13,985	14,552

Total debt securities	$26,400	$27,088

      There are no realized gains or losses on marketable securities as the Company has not sold any marketable securities during the periods presented and cost has approximated fair value at the maturity dates.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

5.	Explosive Assessment Computed Tomography (“EXACT”) Systems Agreement:

      The Company announced in April 2002 that it had entered into an agreement to supply up to 1,000 of its EXACT systems to L-3 Communications’ Security and Detection System division (“L-3”). The EXACT is the core system of L-3’s eXaminer 3DX(R) 6000 certified Explosive Detection System that was purchased by the United States Transportation Security Administration (“TSA”) and installed at major airports across the United States.

      The Company recognized product revenue upon shipment of EXACT systems and spare parts to L-3, at which time all revenue recognition criteria have been met. During the first quarter of fiscal 2003, the Company received firm orders from L-3 for 245 additional systems. These orders brought the total number of systems that had been ordered by L-3 for delivery to the TSA to 425. The Company shipped all 425 EXACT systems by December 31, 2002; 54 systems in the fourth quarter of fiscal 2002 and 371 systems in the first and second quarters of fiscal 2003. In addition, in December 2002, the Company received a purchase order from L-3 to deliver an additional 75 EXACT systems during the remainder of fiscal 2003 for foreign and other anticipated orders. The Company shipped all of these systems as of July 31, 2003. During fiscal 2004 the Company received orders for 50 additional units of its EXACT systems from L-3 of which 40 units were shipped as of July 31, 2004. In September 2004 the Company received an additional order for 50 units.

      The Company recorded cash received from L-3 for the purchase of long-lead-time inventory components as advance payments within the liabilities section of the balance sheet. These payments are not recognized as revenue until the systems for which the inventory components relate to have been shipped. As of July 31, 2004, the advance payments balance related to long-lead purchases was $1,500, versus no remaining balance at July 31, 2003.

      The agreement also provided for the Company to receive $22,000 of ramp-up funds for the purpose of leasing and fitting up a facility and ensuring the availability of key critical raw material and inventory components from suppliers to meet the production and volume requirements of this contract. These costs incurred and assets purchased have been fully reimbursed by L-3. The Company has not recorded any revenues, costs or assets related to these ramp-up funds. All cash received for ramp-up activities is recorded within the advance payments and deferred revenue account within the liability section of the balance sheet. These liabilities are reduced as the cash is spent on these activities. As of July 31, 2004, the Company had a balance of $1,849 of unexpended ramp-up funds recorded within the advance payments and deferred revenue account.

      In addition to the $22,000 of ramp-up funds provided by L-3 on behalf of the TSA, the Company has spent approximately $5,700 of its own funds for the purchase of manufacturing and office equipment, which was capitalized during fiscal 2003.

      On June 16, 2004, L-3 Communications Corporation and L-3 Communication Security Systems Corporation filed a complaint against the Company in the Court of Chancery of the State of Delaware. The complaint asserted that an agreement between L-3 Communications Corporation and the Company (the “Teaming Agreement”) requires the Company to team exclusively with L-3 Communications Corporation in the development and sale of automatic explosives detection systems (“EDSs”) used in airports to detect explosives and other dangerous materials in checked baggage. The complaint alleged that the Company breached the Teaming Agreement by, among other things, developing and submitting to the US Transportation Security Administration (the “TSA”) research and development proposals relating to EDSs for checked baggage on it own, with a third party, and without L-3 Communications Corporation. The Company denied all material allegations set forth in the complaint. The Company, L-3 Communications Corporation and L-3 Communications Security Systems Corporation agreed to a settlement of the litigation, and on November 8, 2004, the Court of Chancery of the State of Delaware dismissed the complaint without prejudice with respect

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

to certain claims and with prejudice with respect to the remaining claims. The settlement does not entail payment by either party.

6.	Balance sheet information:

      Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,

	2004	2003

Inventories:
Raw materials	$36,246	$37,155
Work-in-process	12,400	15,003
Finished goods	17,306	17,390

	$65,952	$69,548

Property, plant and equipment:
Land and land improvements	$7,013	$6,794
Buildings and improvements	74,737	61,767
Property under capital lease	2,199	2,196
Leasehold and capital lease improvements	2,822	3,322
Manufacturing equipment	107,766	103,954
Furniture, fixtures and computer equipment	53,759	49,628
Motor vehicles	583	449

	248,879	228,110
Less accumulated depreciation and amortization	(157,802)	(144,184)

	$91,077	$83,926

      The increase in building and improvements in fiscal 2004 was primarily due to the construction of an addition to the Company’s headquarters.

      Depreciation expense was $15,840, $16,809 and $14,380 for fiscal 2004, 2003 and 2002, respectively.

	July 31,

	2004	2003

Accrued Liabilities:
Accrued employee compensation and benefits	$11,247	$13,203
Accrued warranty	5,039	7,302
Other	5,094	3,907

	$21,380	$24,412

Advance payments and other:
Long-lead-time components	$1,500	—
Ramp-up funds	1,849	$3,650
Customer deposit	2,776	2,148

	$6,125	$5,798

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

7.	Goodwill and intangible assets:

      As of August 1, 2002, Analogic adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result, the Company discontinued amortizing goodwill beginning August 1, 2002 and adopted a policy to evaluate goodwill on an annual basis for potential impairment during the first quarter of each fiscal year, or at any time that events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. As required by SFAS 142, intangible assets that do not meet the criteria for separate recognition must be reclassified into goodwill.

      The Company revised the classification of certain goodwill and intangibles balances related to the Company’s ownership of Cedara Software Corporation to investment in and advances to affiliated companies in the Consolidated Balance Sheets. (See Note 1 for further information.)

      Goodwill at July 31, 2004 and July 31, 2003 and the changes in the carrying amount for each of the fiscal years are as follows:

	Medical	Security
	Technology	Technology
	Products	Products	Total

Balance at July 31, 2002	$258	—	$258
Goodwill acquired during the year	2,048	—	2,048

Balance at July 31, 2003 (Restated)	$2,306	—	$2,306
Goodwill reclassed during the year	(1,560)	—	(1,560)
Goodwill acquired during the year	819	—	819

Balance at July 31, 2004	$1,565	—	$1,565

      In fiscal 2004, the Company recorded goodwill for $819 for acquired future contingent consideration in connection with the acquisition of VMI by Camtronics, and in addition VMI’s goodwill was adjusted for its pre-acquisition loss carryforwards, reducing the goodwill by $873. Also, at the time of the acquisition of the remaining 52% of FTNI, a deferred tax asset was created with an offsetting valuation allowance to account for tax loss and credit carryovers existing at the time of the acquisition. FTNI’s profits in the current and past year caused the valuation allowance to be reversed. In such a situation, SFAS 109 requires that the tax benefits recognized by reduction or elimination of the valuation allowance after the acquisition date be applied first to reduce any goodwill related to the acquisition, second to reduce non-current intangible assets related to the acquisition and third to reduce income tax expense. Release of the valuation allowance was credited to goodwill in the amount of $687 which represents the entire amount of goodwill related to the transaction. The balance of the valuation allowance reduction was treated as a reduction of non-current intangible assets discussed below.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      Intangible assets at July 31, 2004 and July 31, 2003, which will continue to be amortized, consisted of the following:

	July 31, 2004			July 31, 2003

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

				Restated	Restated	Restated
Amortizable Intangible Assets:
Software Technology	$4,805	$2,028	$2,777	$4,805	$1,118	$3,687
Intellectual Property	8,364	3,118	5,246	9,346	1,325	8,021
Customer list	1,476	276	1,200	—	—	—

	$14,645	$5,422	$9,223	$14,151	$2,443	$11,708

      The increase of $494 in intangibles relates to a customer list acquired by Camtronics in connection with the acquisition of certain assets from Quinton, Inc., for $1,476, offset by the aforementioned reduction of $982 relating to the release of FTNI valuation allowance and reduction of the related deferred tax liability.

      Amortization of acquired intangible assets was $3,217, $2,348 and $442 for fiscal 2004, 2003, and 2002, respectively. Amortization lives of intangibles range from two to five years.

      The estimated future amortization expense related to current intangible assets for each of the five succeeding years, is expected to be as follows:

2005	$3,192
2006	2,917
2007	2,316
2008	767
2009	31

8.	Investment in and advances to affiliated companies:

      The Company has a 44.6% equity ownership interest in SAHCO located in The People’s Republic of China. During fiscal 2004, the Company recorded $584 as its share of losses in SAHCO, as compared to $1,125 in fiscal 2003. The carrying value of this investment was $256 at July 31, 2004, and $840 at July 31, 2003. At July 31, 2004 and 2003, the net receivables from this affiliate were $1,015 and $963, respectively. Sales to SAHCO for fiscal 2004, 2003 and 2002 were approximately $6,695, $4,257 and $4,037, respectively.

      On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems, Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Position Emission Tomography (“PET”), a rapidly growing medical diagnostic imaging modality. PET scanning is a tool in the diagnosis and management of cancer, specifically for detecting early-stage tumors and determining tissue characteristics before and after treatment. In addition, the Company also received a convertible promissory note in the principal amount of $1,367 and an exclusive license of PDS technology for non-PET products. The convertible promissory note is convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. If converted, the Company’s equity interest would increase by 9%. Upon PDS achieving certain milestones, the exclusive license of PDS technology will revert back to PDS and the Company will receive a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock. The exercise of this warrant would increase the Company’s equity interest by 20%. The Company, in connection with this transaction, expended a

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

total of $6,035 in cash. The Company’s current equity interest, the potential conversion of the promissory note into Series B Convertible Participating Preferred Stock, and the potential reversion of its exclusive technology license to PDS for the warrant could potentially result in the Company having a 40% equity interest in PDS. Additionally, under certain circumstances in the future, the Company may at its discretion, or may be required to, purchase the remaining 60% equity at its then fair value. The Company has three of the seats on PDS’s seven-person board of directors. The Company accounts for this investment under the equity method due to the Company’s ability to exercise significant influence over operating and financial policies. The carrying value of the Company’s investment in PDS was $593 and $4,232 at July 31, 2004 and 2003, respectively.

      In September 2001, the Company acquired 19% interest in Cedara Software Corporation (“Cedara”) of Mississauga, Ontario, Canada, in return for an equity investment of $7.5 million and other considerations. Cedara is a premier independent provider of imaging software technology and custom imaging software development to leading Original Equipment Manufactures (“OEMs”) in the healthcare industry. Cedara enables healthcare solution providers to integrate better imaging software into their systems and hardware in such fields as Computed Tomography (“CT”) and Magnetic Resonance Imaging (“MRI”). Analogic had guaranteed the debt owed by Cedara to its bank lender through the provision of a credit facility with Analogic’s principal bank for approximately $10.7 million. Analogic has two of the seats on Cedara’s seven person board of directors. As part of the Company’s original investment agreement, Cedara agreed to grant the Company preemptive rights whereby it has the right to maintain a 19% equity interest in the event of certain future issuances of stock by Cedara. On May 3, 2002, the Company acquired an additional 580,641 shares of common stock of Cedara for approximately $0.9 million to maintain the Company’s equity interest at 19%. During fiscal 2004, the Company’s investment in Cedara as a percentage of Cedara’s total shares outstanding decreased from 19% to 14.6%. The reduction in the investment was a result of the Company’s decision not to exercise its preemptive right to maintain it ownership interest of 19% at the time Cedara completed an equity offering of common shares. Also, during the third quarter of fiscal 2004, the Company’s guarantee of certain debt owed by Cedara to its lender was cancelled, along with the security agreement between the Company and Cedara’s lending bank. As of July 31, 2004, the Company had a payable of $1,361 to Cedara for the development of certain Software of which $1,211 was recorded as capitalized software. The carrying value of the Company’s investment in Cedara was $8,212 and $6,990 at July 31, 2004 and 2003, respectively.

      Summarized financial information for all partially-owned equity affiliates at July 31 for the years then ended is as follows:

	2004	2003

Current assets	$75,476	$38,619
Noncurrent assets	31,943	34,968

	$107,419	$73,587

Current liabilities	37,132	44,370
Noncurrent liabilities	33	2,107

	$37,165	$46,477

	2004	2003	2002

Net revenue	$57,344	$38,195	$36,037
Gross margin	36,771	19,280	21,901
Income (loss) from operations	6,002	(12,787)	(5,582)
Net income (loss)	6,527	(11,766)	(1,371)

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      The carrying amount of the investments approximates the underlying ownership in the net assets of the partially-owned equity affiliates which include SAHCO, Enhanced CT Technology LLC, Cedara Software Corporation (see Note 1 for background on reclassification of Cedara investment), Cardioworks and PhotoDetection Systems Inc.

      During fiscal 2004, the Company recognized a foreign exchange loss with respect to the inter-company transaction and notes of approximately $147, and a gain of $3,941 and $900 for fiscal 2003 and 2002, respectively.

9.	Net income per share:

      The Company’s reported net income and the number of shares utilized in the net income per share calculations for the fiscal 2004, 2003 and 2002 are as follows:

	2004	2003	2002

		Restated	Restated
Net income	$8,354	$49,531	$2,655

Weighted average number of common shares outstanding — Basic	13,463	13,251	13,129
Effect of dilutive securities:
Stock options and restricted stock	56	143	65

Weighted average number of common shares outstanding — Diluted	13,519	13,394	13,194

Net income per common share:
Basic	$0.62	$3.74	$0.20
Diluted	0.62	3.70	0.20

      Stock options to purchase approximately 154,397, 74,600 and 73,800 shares of common stock were outstanding during 2004, 2003, and 2002, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years. Although these stock options were antidilutive in fiscal 2004, 2003, and 2002, they may be dilutive in future years’ calculations.

10.	Commitments and guarantees:

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

      The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization require the Company to indemnify directors of the Company and the Company’s by-laws require the Company to indemnify the present or former directors and officers of the Company and also permit indemnification of other employees and agents of the Company for whom the Board of Directors from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Because no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles of Organization or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of July 31, 2004.

      The Company’s standard original equipment manufacturing and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2004.

      Generally, the Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 24 months from the date of delivery. The Company provides for the estimated cost of product and service warranties based on specific warranty claims, claim history and engineering estimates, where applicable.

      The following table summarizes the activities in the accrued product warranty reserve for the years then ended:

	2004	2003

Balance at the beginning of the period	$7,302	$3,235
Accrual for warranties issued during the period	4,788	9,617
Accrual related to pre-existing warranties (including changes in estimate)	(2,459)	(540)
Settlements made in cash or in kind during the period	(4,592)	(5,010)

Balance at the end of the period	$5,039	$7,302

      The Company currently has approximately $23.5 million in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings in fiscal 2004 or in fiscal 2003.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

11.	Mortgage and other notes payable:

      Mortgage and other notes payable consists of the following:

	July 31,

	2004	2003

3% Mortgage Note Payable, due 2017, payable quarterly, collateralized by land, office and manufacturing facilities located at 8 Centennial Drive Peabody, Massachusetts; paid off in full April 2004	$—	$4,070
Non-interest bearing note payable due October 2004 for the acquisition of certain assets from Quinton	785
Non-interest bearing note payable for the acquisition of VMI Medical, Inc; paid off in full December 2003	—	1,044

	785	5,114
Less current portion	785	1,277

	$—	$3,837

      Total interest incurred amounted to $294, $360 and $359 in fiscal 2004, 2003 and 2002, respectively. Of the total interest incurred none was capitalized in each of the fiscal years.

12.	Leases and other commitments with related and non-related third parties:

      The Company leased three operating facilities from a partnership owned by Mr. Bernard M. Gordon, a director of the Company, under leases that have been accounted for as capital leases. One of these leases expired on January 31, 2004, and the other two leases expired on July 31, 2001. The leases contained rent escalation clauses based upon cost-of-living adjustments. The rent adjustments were not significant in fiscal 2004 and 2003.

      Certain of the Company’s subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

      Rent expense associated with the Company’s operating leases was approximately $3,514, $3,278 and $1,986 in fiscal 2004, 2003 and 2002, respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      The following is a schedule by year of future minimum lease payments at July 31, 2004:

	Operating Leases

	Capital
Fiscal Year	Leases	Haverhill(a)	Other

2005	$197	$971	$1,748
2006	108		1,138
2007	32		946
2008	24		822
2009			786
Thereafter			2,500

	$361	$971	$7,940

Less amount representing interest at 5.9%-16.2%	(29)

Present value of minimum lease payments (includes current portion of $177)	$332

(a)	Lease costs associated with the Haverhill facility will be funded by ramp-up monies received by the Company in connection with the EXACT system order.

13.	Other (income) expense:

      Other income consists primarily of interest income on short and long term marketable securities, gain or loss attributable to investments on unconsolidated affiliates, which the Company accounts for under the equity method, foreign exchange gains (losses) and income (loss) on the sale of property, plant and equipment. For fiscal 2004, the Company had foreign exchange losses of $147. During fiscal 2003, the Company realized foreign exchange gains of $3,941 and a gain on sale of property, plant and equipment of $1,561.

14.	Stock option and stock bonus plans:

      At July 31, 2004, the Company had two key employee stock option plans (one of which has lapsed as to the granting of options), two key employee stock bonus plans, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.

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

      Under the Company’s key employee stock bonus plans, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plans may not dispose or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans generally vest in four equal installments beginning in the third year from the date of grant. Upon issuance of stock under the plans, unearned compensation equivalent to the market value at the

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

date of grant is charged to stockholders’ equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Shares granted under the Company’s key employee stock bonus plan were 75,666 at a weighted average fair market value of $41.88 per share in fiscal 2004; 65,834 shares at a weighted average fair market value of $47.70 per share in fiscal 2003; and 56,500 shares at a weighted average fair market value of $41.57 per share in fiscal 2002. Amortization of unearned compensation of $1,652, and $1,476 and $1,054 was recorded in fiscal 2004, 2003 and 2002, respectively.

      Under the employee stock purchase plan, eligible participants are granted options to purchase the Company’s common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six-month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 15,739 in 2004, 8,768 in 2003 and 8,654 in 2002. The weighted-average estimated fair value of employees stock purchase rights during fiscal 2004, 2003 and 2002 was $11.06, $13.46 and $10.69 per share, respectively.

      At July 31, 2004, 951,596 shares were reserved for grant under the above stock option, bonus and purchase plans.

      The following table sets forth the stock option transactions for fiscal 2004, 2003, and 2002:

	2004		2003		2002

	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price per	of	Price per	of	Price per	of
	Share	Shares	Share	Shares	Share	Shares

Options outstanding beginning of year	$39.99	796,331	$37.39	803,360	$36.11	745,337
Options granted at fair value	45.20	109,050	45.72	198,900	39.67	180,450
Options exercised	35.65	(95,507)	34.15	(149,730)	28.24	(64,627)
Options cancelled	41.84	(73,850)	38.76	(56,199)	39.13	(57,800)

Options outstanding end of year	41.14	736,024	39.99	796,331	37.39	803,360

Options exercisable end of year	38.25	211,241	36.86	165,509	33.95	176,315

      The following table summarizes information about stock options outstanding at July 31, 2004:

	Options Outstanding
				Option Exercisable
		Weighted-Avg
	Number	Remaining		Number
Range of	Outstanding	Contractual	Weighted-Avg	Exercisable	Weighted-Avg
Exercise Prices	as of 7/31/04	Life (Years)	Exercise Price	as of 7/31/04	Exercise Price

$27.75-$36.00	160,918	3.12	$34.16	81,046	$33.63
$36.25-$40.39	185,482	4.28	$38.74	44,015	$37.05
$40.95-$43.13	170,524	5.50	$42.02	39,654	$42.41
$43.55-$49.52	157,950	5.03	$45.83	46,526	$43.88
$51.67-$52.20	61,150	5.83	$52.15	0	$0

$27.75-$52.20	736,024	4.60	$41.14	211,241	$38.25

      The weighted-average estimated fair value of stock options granted during fiscal 2004, 2003, and 2002 was $16.53, $17.75, and $18.12 per share respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended July 31,

	2004	2003	2002

Expected life (in years)	6	6	6
Volatility	35%	38%	44%
Risk-free interest rate	3.57%	3.05%	4.52%
Dividend yield	.7%	.6%	.7%

15.	Retirement Plans:

      The Company has a qualified retirement plan (The Analogic Corporation Profit Sharing/401(k) Plan) to provide retirement income for eligible employees through employee contributions and employer contributions from the Company. Employer contributions are discretionary and may be in the form of a direct profit sharing contribution or a discretionary matching contribution as determined and approved by the Board of Directors. The Company contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. All contributions vest immediately.

      This Plan, as allowed under Section 401(k) of the Internal Revenue Code, permits tax-deferred salary/wage deductions for eligible employees. Employees may contribute from 1% to 80% of their eligible compensation to the Plan, limited to a maximum annual amount as determined by the Internal Revenue Service.

      Beginning in fiscal 2001, the Company elected to match employee contributions on a dollar for dollar basis up to 3% of compensation for each participant. This continued through December 31, 2001. For the period from January 1, 2002 to July 31, 2002, the Company elected not to contribute to the Plan. For fiscal 2003 and 2004, the Company decided to contribute 5% of its net income, as defined, to the Plan. The Company’s contributions to the Plan totaled $602, $2,556, and $916 in fiscal 2004, 2003, and 2002.

16.	Income taxes:

      The components of the provision for income taxes are as follows:

	July 31,

	2004	2003	2002

		Restated	Restated
Current income taxes:
Federal	$539	$23,980	$1,160
State	304	4,712	140
Foreign	1,545	2,083	617

	2,388	30,775	1,917

Deferred income taxes (benefit):
Federal	634	(1,842)	(2,549)
State	(614)	(89)	(266)
Foreign	(661)	(618)	1,504

	(641)	(2,549)	(1,311)

	$1,747	$28,226	$606

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      Income (loss) before income taxes from domestic and foreign operations is as follows:

	July 31,

	2004	2003	2002

		Restated	Restated
Domestic	$13,583	$84,102	$4,641
Foreign	(3,482)	(6,345)	(1,380)

	$10,101	$77,757	$3,261

      The components of the deferred tax assets and liabilities are as follows:

	Deferred Tax	Deferred Tax
July 31, 2004	Assets	Liabilities

Deferred revenue	$4,075
Intangibles	739	$1,588
Depreciation		5,171
Bad debt	837
Capitalized interest and other costs	394	242
Inventory	3,278
Warranty	1,801
Benefit plans	2,512
State tax credit carryforwards	1,022
Unrealized equity gain/loss	6,603	2,501
Capitalized software, net		3,549
Foreign net operating loss	5,421
Capital loss carryforwards	140
Comprehensive income		1,402
Miscellaneous	822

	$27,644	$14,453
Valuation allowance	(3,287)

	$24,357	$14,453

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

	Deferred Tax	Deferred Tax
July 31, 2003	Assets	Liabilities

	Restated	Restated
Deferred revenue	$3,287
Intangibles	281	$2,836
Depreciation		4,301
Bad debt	1,839
Capitalized interest and other costs	233	274
Inventory	3,206
Warranty	2,984
Benefit plans	2,256
Lease transactions	6
Unrealized equity gain/loss	5,353	2,491
Capitalized software, net		2,146
Foreign net operating loss	4,406
Capital loss carryforwards	140
Comprehensive income		460
Miscellaneous	971

	$24,962	$12,508
Valuation allowance	(4,406)

	$20,556	$12,508

      A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,

	2004	2003	2002

		Restated	Restated
U.S. federal statutory tax rate	35%	35%	35%
Export sales benefit	(7)	(1)	(13)
State income taxes, net of federal tax benefit	(5)	4	(2)
Tax exempt interest	(5)	(1)	(34)
Amortization of nondeductible intangibles	—	—	13
General business credit	(6)	(2)	(3)
Valuation allowance	9	1	—
Effect of international operations	(5)	(1)	9
Increase in tax reserves	—	1	11
Other items, net	1	—	3

Effective tax rate	17%	36%	19%

      The Company does not provide for US Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

      At July 31, 2004 the Company has a capital loss carryforward of $353, which expires in 2005.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      The Company has net operating loss and tax credit carryforwards in Canada of approximately $11,351 that expire between 2005 and 2011. The Company has net operating loss carryforwards in Belgium and Germany of approximately $4,713, which have no expiration date. The Company also has state tax credit carryforwards of approximately $1,572, $405 of which expires in 2007 and the balance of which expires in 2019.

      Management has determined that it is more likely than not that the Company will not recognize the benefit of certain foreign losses and tax credits and as a result, a valuation allowance has been established at July 31, 2004 and July 31, 2003. The decrease in the valuation allowance is primarily due to the release of valuation allowance against FTNI’s tax loss and credit carryforwards, and the reversal of a valuation allowance in Germany as use of net operating loss carryforwards is now more likely than not. Additionally, of the total valuation allowance, $919 resulted from acquired losses and will be credited to noncurrent intangible assets to the extent they exist and then to income when recognized.

17.	Quarterly results of operations (unaudited):

      See Note 1 for discussion of the restatement.

      The following is a summary of unaudited quarterly results of operations for fiscal 2004 and 2003:

				Basic Net	Diluted Net
	Total	Gross		Income per	Income per
	Revenues	Margin	Net Income	Share	Share

2004 Quarters
First (Restated)	$71,709	$29,021	$(1,601)	$(0.12)	$(0.12)
Second (Restated)	92,641	39,536	4,911	0.37	0.37
Third (Restated)	88,972	34,267	1,140	0.08	0.08
Fourth	102,235	38,463	3,904	0.29	0.29

Total	$355,557	$141,287	$8,354	$0.62	$0.62

2003 Quarters (Restated)
First	$132,233	$58,474	$19,627	$1.49	$1.48
Second	156,971	64,374	21,265	1.61	1.59
Third	100,837	39,097	6,965	0.52	0.52
Fourth	81,656	33,823	1,674	0.12	0.11

Total	$471,697	$195,768	$49,531	$3.74	$3.70

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      Following is a summary of the previously reported unaudited results for the first three quarters of fiscal 2004 and each of the quarters of fiscal 2003:

				Basic Net	Diluted Net
	Total	Gross	Net	Income	Income Per
	Revenues	Margin	Income	Per Share	Share

2004 Quarters
First	$74,969	$31,648	$631	$0.05	$0.05
Second	95,262	40,348	4,858	0.36	0.36
Third	92,257	35,452	1,771	0.13	0.13

2003 Quarters
First	$132,284	$58,514	$19,650	$1.49	$1.48
Second	157,145	64,462	21,314	1.61	1.59
Third	100,068	38,731	6,856	0.51	0.51
Fourth	82,025	33,975	1,675	0.13	0.12

Total 2003 Quarters	$471,522	$195,682	$49,495	$3.74	$3.70

18.	Supplemental disclosure of cash flow information:

      Changes in operating assets and liabilities are as follows for fiscal 2004, 2003 and 2002:

	2004	2003	2002

		Restated	Restated
Accounts and notes receivable	$(1,581)	$7,629	$10,179
Accounts receivable from affiliates	(52)	1,542	(1,742)
Inventories	4,552	(574)	(7,504)
Costs related to deferred revenue	2,937	(4,212)	(6,676)
Other current assets	(259)	2,194	(983)
Other assets	2,652	(4,886)	138
Accounts payable, trade	(769)	(4,793)	8,877
Accrued liabilities	(3,760)	6,054	(4,276)
Advance payments and deferred revenue	(5,108)	(46,971)	69,749
Accrued income taxes	28	2,659	1,542

Net changes in operating assets and liabilities	$(1,360)	$(41,358)	$69,304

      During fiscal 2004, 2003 and 2002 interest paid amounted to $294, $308 and $334, respectively.

      Income taxes paid during fiscal 2004, 2003 and 2002 amounted to $2,835, $27,215 and $2,159, respectively.

19.	Segment and geographic information:

      The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of three reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Camtronics for information management systems for the cardiology market; and B-K Medical for ultrasound systems and probes in the urology, surgery and

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other represents the Company’s hotel business, net interest income, and other Company operations, primarily Analog to Digital (A/ D) converters and supporting modules, and high speed digital processing, which do not meet the materiality requirements for separate disclosure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information for prior years has been restated to conform to the provision of Statement of Financial Standards No. 131, “Disclosures About Segment of an Enterprise and Related Information.”

      The table below presents information about the Company’s reportable segments:

	Years Ended July 31,

	2004	2003	2002

		Restated	Restated
Revenues:
Medical technology products from external customers:
Medical imaging products	$172,671	$138,499	$148,128
Camtronics	51,352	40,043	31,398
B-K Medical	64,983	59,344	53,630

	289,006	237,886	233,156
Security technology products from external customers	32,255	205,322	34,680
Corporate and other	34,296	28,489	37,022

Total	$355,557	$471,697	$304,858

Income (loss) before income taxes:
Medical technology products:
Medical imaging products	$(162)	$(2,830)	$9,631
Camtronics	(1,343)	(2,661)	(2,662)
B-K Medical	3,838	4,576	5,237

	2,333	(915)	12,206
Security technology products	4,582	78,328	3,544
Corporate and other	3,186	344	(12,489)

Total	$10,101	$77,757	$3,261

Identifiable assets:
Medical technology products	$88,644	$91,131	$67,918
Camtronics	53,334	57,158	47,701
B-K Medical	66,282	58,611	51,755
Security technology products	14,364	16,941	31,739
Corporate and other(A)	229,447	233,576	239,526

Total	$452,071	$457,417	$438,639

(A)	Includes cash equivalents and marketable securities of $156,753, $167,763, $174,935 in fiscal 2004, 2003 and 2002, respectively.

ANALOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands except share and per share data)

      Information regarding geographic areas for fiscal 2004, 2003 and 2002 is as follows:

Fiscal
Year		United States	Netherlands	Japan	Germany	Other	Total

2004	Revenue from external customers Long-lived assets	$202,540 89,865	$6,930	$42,744	$31,522	$71,821 34,085	$355,557 123,950
2003 (Restated)	Revenue from external customers Long-lived assets	340,109 87,407	7,099	34,608	24,601	65,280 34,107	471,697 121,514
2002 (Restated)	Revenue from external customers Long-lived assets	172,808 81,975	40,569	22,071	18,623	50,787 26,393	304,858 108,368

      Revenues are attributed to countries based on the location of the Company’s customers.

      Other Long-lived assets are primarily in Denmark and Canada.

20.	Stockholders’ Equity

      Effective July 1, 2004, companies incorporated in Massachusetts became subject to Chapter 156D of the Massachusetts Business Corporation Act. Chapter 156D eliminates the concept of treasury shares and provides that shares reacquired by a company are to be treated as authorized but unissued shares of Common Stock. As a result of the change, the Company has reclassified, for the balance sheets presented, shares previously classified as treasury shares as authorized, but unissued shares of Common Stock.

ANALOGIC CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D		Column E	Column F

		Charged to		Additions
	Balance at	Profit and		Charged to	Deductions			Balance
	Beginning	Loss or		Other	From			at End of
Description	of Period	Income		Accounts	Reserves		Recoveries	Period

Allowance for doubtful accounts:
Year ended July 31, 2004	$4,189	$110			$(1,806	)(A)		$2,493
Year ended July 31, 2003	1,308	2,923	(B)		(42)			4,189
Year ended July 31, 2002	1,268	99			(59)			1,308

(A)	Represents primarily $1,587 related to account receivable from SAHCO that was reserved in fiscal 2003 and written off in fiscal 2004.

(B)	Represents primarily $1,587 related to accounts receivable from SAHCO, and $747 for an unsecured note from an unrelated party.

INDEX TO EXHIBITS

	Title	Incorporated by Reference to

3.1	Restated Articles of Organization as amended March 15, 1988	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988 (File No. 000-06715)
3.2	By-laws, as amended January 27, 1988	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988 (File No. 000-06715)
10.6	Land Disposition Agreement by and between City of Peabody Community Development Authority and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981 (File No. 000-06715)
10.7	Loan Agreement among the City of Peabody, its Community Development Authority, and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981 (File No. 000-06715)
10.8	Amendments to Urban Development Action Grant Agreement dated August 28, 1986 and September 30, 1986	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1986 (File No. 000-06715)
10.9	Promissory Note of Analogic payable to Peabody Community Development Authority	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981 (File No. 000-06715)
10.12	(a) Anamass Partnership Agreement dated as of July 5, 1988 between Ana/dventure Corporation and Massapea Inc.	Exhibit 10.12(a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1988 (File No. 000-06715)
	(b) Ground Lease Agreement dated July 5, 1988 between Analogic and Anamass Partnership	Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for fiscal year (File No. 000-06715)
	(c) Equity Infusion Agreement	Exhibit 10.12(c) to the Quarterly Report on Form 10-Q for the three months ended January 31, 1991 (File No. 000-06715)
	(d) Resolution Agreement dated July 31, 1991 and ratified on August 8, 1991	Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1991 (File No. 000-06715)
10.15	Restated Analogic Corporation Profit Sharing Plan dated July 31, 1985 and Amendment No. 1 thereto dated August 20, 1985	Exhibit 10-9(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985 (File No. 000-06715)
10.19	Employee Qualified Stock Purchase Plan dated June 10, 1986, as amended October 9, 1997 and October 15, 2002	Exhibit 10.1 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed July 24, 2003 (File No. 333-05913)
10.20	Proposed 1988 Non-Qualified Stock Option Plan for Non-Employee Directors	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988 (File No. 000-06715)

	Title	Incorporated by Reference to

10.21	Form of Indemnification Contract	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (File No. 000-06715)
10.22	Agreement and Plan of Merger between SKY COMPUTERS, Inc., and Analogic Corporation	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992 (File No. 000-06715)
10.23	(a) Agreement between B-K Medical Holding A/ S and Analogic Corporation dated October 20, 1992	Exhibits to the Company’s Report on Form 8-K dated December 18, 1992 (File No. 000-06715)
(b) Addendum dated December 11, 1992 to Agreement between B-K Medical Holding A/ S and Analogic Corporation dated October 20, 1992
(c) Shareholders Agreement between B-K Medical Holding A/ S and Analogic Corporation dated December 11, 1992
10.25	Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended on December 8, 2003	Appendix B to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004. (File No. 000-06715)
10.26	Key Employee Incentive Stock Option Plan dated June 11, 1998 as amended October 12, 2000 and November 16, 2001	Exhibit A to the Company’s Definitive Proxy Statement dated December 14, 2001 for the Company’s Annual Meeting of Stockholders held January 18, 2002 (File No. 000-06715)
10.27	Key Employee Stock Bonus Plan Statement dated October 12, 2000 as amended on March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004. (File No. 000-06715)
10.28	Summary of Compensation Policy for Directors of Analogic Corporation
10.29	Form of Stock Option Grant for Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003
10.30	Form of Stock Options Grant for key Employee Incentive Stock Option Plan dated June 11, 1998 as amended October 12, 2000 and as amended November 16, 2001
10.31	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended on March 11, 2003
21	List of Subsidiaries
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

	Title	Incorporated by Reference to

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002