Form 10-Q
period 2004-10-31
ANALOGIC CORP
filed 2005-02-01
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2004

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

          The number of shares of Common Stock outstanding at December 31, 2004 was 13,688,954.

ANALOGIC CORPORATION

Page No.

Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of October 31, 2004 and July 31, 2004	2
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended October 31, 2004 and 2003 (Restated)	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2004 and 2003 (Restated)	4
Notes to Unaudited Condensed Consolidated Financial Statements	5-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	26-27
Part II. Other Information
Item 6. Exhibits	27
Signatures	28
Exhibit Index	29
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Certification of CEO Pursuant to Section 906
EX-32.2 Certification of CFO Pursuant to Section 906

Introductory note:

      The Company is restating its financial statements for the quarterly period ended October 31, 2003 (the “Restatement”). All financial information reported for that quarterly period in this Quarterly Report on Form 10-Q reflects the Restatement. Please see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the Restatement.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except per share data)

	October 31,	July 31,
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$172,167	$149,549
Marketable securities, at market	21,610	27,088
Accounts and notes receivable, net of allowance for doubtful accounts of $2,461 at October 31, 2004 and $2,493 at July 31, 2004	49,562	55,498
Inventories	67,103	65,952
Costs related to deferred revenue	12,412	12,723
Refundable and deferred income taxes	11,738	10,861
Other current assets	7,401	6,450

Total current assets	341,993	328,121

Property, plant and equipment, net	92,609	91,077
Investments in and advances to affiliated companies	10,325	10,967
Capitalized software, net	11,208	9,502
Goodwill	1,640	1,565
Intangible assets, net	8,682	9,223
Costs related to deferred revenue	219	219
Other assets	1,227	1,397

Total Assets	$467,903	$452,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$42	$785
Obligations under capital leases	180	177
Accounts payable, trade	24,310	21,707
Accrued liabilities	21,912	21,380
Deferred revenue	28,467	26,281
Advanced payments	13,223	6,125
Accrued income taxes	5,894	5,791
Accrued dividends payable	1,095	—

Total current liabilities	95,123	82,246

Long-term liabilities:
Obligations under capital leases	119	155
Deferred revenue	1,459	1,459
Deferred income taxes	2,190	810

Total long-term liabilities	3,768	2,424

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	714	713
Capital in excess of par value	48,139	47,257
Retained earnings	323,094	324,025
Accumulated other comprehensive income	3,929	2,141
Unearned compensation	(6,864)	(6,735)

Total stockholders’ equity	369,012	367,401

Total Liabilities and Stockholders’ Equity	$467,903	$452,071

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	October 31,

	2004	2003

		Restated
Net revenue:
Product	$76,086	$62,677
Engineering	5,240	6,596
Other	2,765	2,436

Total net revenue	84,091	71,709

Cost of sales:
Product	47,139	38,675
Engineering	4,062	2,804
Other	1,438	1,209

Total cost of sales	52,639	42,688

Gross margin	31,452	29,021

Operating expenses:
Research and product development	13,937	15,303
Selling and marketing	8,887	8,024
General and administrative	9,993	8,473

	32,817	31,800

Loss from operations	(1,365)	(2,779)

Other (income) expense:
Interest income	(856)	(1,124)
Interest expense	16	73
Equity (gain) loss in unconsolidated affiliates	(117)	157
Other	(592)	(106)

	(1,549)	(1,000)

Income (loss) before income taxes	184	(1,779)
Provision for income taxes	19	(178)

Net income (loss)	$165	$(1,601)

Net income (loss) per common share:
Basic	$0.01	$(0.12)
Diluted	0.01	(0.12)
Weighted average shares outstanding:
Basic	13,521	13,381
Diluted	13,546	13,381

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	October 31,

	2004	2003

		Restated
OPERATING ACTIVITIES:
Net income	$165	$(1,601)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	(497)	(752)
Depreciation and amortization	5,036	5,300
Allowance for doubtful accounts	49	2
(Gain) loss on sale of property, plant, and equipment	2	(21)
Equity (gain) loss in unconsolidated affiliates	(117)	157
Equity loss in unconsolidated affiliate classified as research and product development expense	759	1,338
Non-cash compensation expense from stock grants	526	411
Net changes in operating assets and liabilities (Note 11)	18,455	(7,065)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:	24,378	(2,231)

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(607)	(19)
Acquisition of assets	—	(1,000)
Additions to property, plant and equipment	(3,410)	(7,097)
Capitalized software	(1,987)	(983)
Proceeds from sale of property, plant and equipment	16	100
Maturities of marketable securities	5,345	4,465

NET CASH USED FOR INVESTING ACTIVITIES	(643)	(4,534)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(743)	(124)
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	228	919

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(515)	795

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(602)	18

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,618	(5,952)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,549	136,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,167	$130,854

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share data)

1.	Restatement:

      Analogic Corporation (“the Company”) is restating its Consolidated Financial Statements for fiscal 2002 and 2003 and for each of the first three quarters of fiscal 2004, to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue and related costs by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) and (2) the treatment of a license of intellectual property sold to the Company’s affiliate Shenzhen Anke High-Tech Ltd. (“SAHCO”) for each of the first three quarters of fiscal 2004. As restated, the Company’s financial results for the quarter ended October 31, 2003 reflect a reduction in revenues of $3,260, a reduction of net income of $2,232 and a reduction in diluted earnings per share of $0.17, compared to the Company’s financial results previously reported for the quarter ended October 31, 2003.

      Summarized below is a more detailed discussion of the restatement affecting the quarter ended October 31, 2003 along with a comparison of the amounts previously reported in the Condensed Consolidated Statements of Income in the Company’s Form 10-Q for the quarter ended October 31, 2003.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables show the effect of the restatement on the Company’s Statement of Income for the quarter ended October 31, 2003:

Statement of Income:

	Three Months Ended
	October 31, 2003

	Previously
	Reported	Restated	Change

Net revenue:
Product	$63,912	$62,677	$(1,235	)(a)
Engineering	8,621	6,596	(2,025	)(b)
Other	2,436	2,436

Total net revenue	74,969	71,709	(3,260)

Cost of sales:
Product	39,308	38,675	(633	)(c)
Engineering	2,804	2,804
Other	1,209	1,209

Total cost of sales	43,321	42,688	(633)

Gross margin	31,648	29,021	(2,627)

Operating expenses:
Research and product development	15,303	15,303
Selling and marketing	8,083	8,024	(59	)(d)
General and administrative	8,473	8,473

	31,859	31,800	(59)

Loss from operations	(211)	(2,779)	(2,568)

Other (income) expense:
Interest income	(1,124)	(1,124)
Interest expense	73	73
Equity (gain) loss in unconsolidated affiliates	157	157
Other	(106)	(106)

	(1,000)	(1,000)	—

Income (loss) before income taxes	789	(1,779)	(2,568)
Provision for income taxes	158	(178)	(336	)(e)

Net income (loss)	$631	$(1,601)	$(2,232)

Net income (loss) per common share:
Basic	$0.05	$(0.12)	$(0.17	)(f)
Diluted	0.05	(0.12)	(0.17	)(g)
Weighted average shares outstanding:
Basic	13,381	13,381
Diluted	13,547	13,381

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Statements of Income components increased (decreased) as a result of the following:

(a) Net revenue: Product

Adjust recognition of revenue for application of SOP 97-2	$(1,235)

(b) Net revenue: Engineering

Adjustment to revenue for the sale of a license to SAHCO	$(2,775)
License revenue recognized as the payments were received from SAHCO	750

Net decrease	$(2,025)

(c) Cost of sales: Product

Adjust cost of sales related to transactions for which revenue has been deferred	$(633)

(d) Selling and marketing

Adjust commission expense related to transaction for which revenue has been deferred	$(59)

(e) Provision for income taxes

Net decrease to provision due to above adjustments	$(336)

(f) Net income per common share: Basic

Net effect to basic earnings per share due to above adjustments	$(0.17)

(g) Net income per common share: Diluted

Net effect to diluted earnings per share due to above adjustments	$(0.17)

2.	Basis of presentation:

      The unaudited condensed consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of operations for the three months ended October 31, 2004, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2005, or any other interim period.

      These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2004, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 31, 2005.

      The financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2004, contains data derived from audited financial statements.

      Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

3.	Stock-based compensation:

      As permitted by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB statement No. 123,” and Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company applies the accounting provisions of the Accounting Principle Board (“APB”)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans.

      If the Company had adopted the fair value method described in SFAS 123, using the Black-Scholes option-pricing model the Company would have reported the following results of operations:

	Three Months Ended
	October 31,

	2004	2003

		Restated
Net income (loss), as reported	$165	$(1,601)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	472	370
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,199)	(1,106)

Pro forma net loss	$(562)	$(2,337)

Earnings (loss) per share:
Basic — as reported	$0.01	$(0.12)
Basic — pro forma	(0.04)	(0.17)
Diluted — as reported	$0.01	$(0.12)
Diluted — pro forma	(0.04)	(0.17)

4.	Balance sheet information:

      Additional information for certain balance sheet accounts is as follows for the dates indicated:

	October 31,	July 31,
	2004	2004

Inventories:
Raw materials	$38,831	$36,246
Work-in-process	14,017	12,400
Finished goods	14,255	17,306

	$67,103	$65,952

Accrued liabilities:
Accrued employee compensation and benefits	$10,964	$11,247
Accrued warranty	5,175	5,039
Other	5,773	5,094

	$21,912	$21,380

Advance payments:
Long-lead-time components	$9,924	$1,500
Ramp-up funds	1,474	1,849
Customer deposits	1,825	2,776

	$13,223	$6,125

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Acquisition of assets:

      The Company had a 14.6% equity ownership interest in Cedara Software Corporation (“Cedara”) as of October 31, 2004. During the quarter ended October 31, 2004, Analogic vacated two seats on Cedara’s seven person board of directors. The Company purchased approximately $1,200 of certain engineering services and licenses from Cedara during the first quarter ended October 31, 2004.

      On October 20, 2003, Analogic’s 100% owned subsidiary Camtronics Medical Systems acquired certain assets and liabilities from Quinton, Inc. (“QTN”), a Washington corporation, primarily related to intellectual property rights and interests associated with QTN’s Q-Cath hemodynamics and monitoring system business. The Company’s total investment amounted to $1,750, with payments of $1,000 paid at closing and $750 paid one year from the closing date. In connection with the above transaction, the parties also entered into a Transition Service Agreement and a Cooperative Marketing Agreement. Under the terms of the Transition Service Agreement, QTN agreed to provide maintenance service to existing and new customers for a period of six months from the closing date. The Cooperative Marketing Agreement, which has a term of four years, provides for QTN to earn up to an additional $1,500 in commissions upon the successful conversion of QTN Q-Cath systems to Camtronics Physiolog and Vericis products. In addition, QTN will market the electronic medical records products of Camtronics through its specialized sales force in the primary care market. The Company allocated the purchase price of $1,750 to the acquired assets, which included $274 to inventory and $1,476 to the customer list, based on their relative fair value. The customer list is being amortized over its estimated life of four years.

6.	Investments in and advances to affiliated companies:

      Summarized results of operations of the Company’s partially owned equity affiliates are as follows:

	Three Months Ended
	October 31,

	2004	2003

Net revenue	$13,449	$11,558
Gross margin	8,954	6,887
Income (loss) from operations	872	(362)
Net income (loss)	1,052	(477)

7.	Goodwill and acquired intangible assets:

      Beginning in fiscal 2003, Analogic adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result, the Company discontinued amortizing goodwill beginning August 1, 2002 and adopted a policy to evaluate goodwill on an annual basis for potential impairment during the first quarter of each fiscal year, or at any time that events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. The Company performed its annual assessment of goodwill for impairment during the first quarter of fiscal 2005 and determined that goodwill was not impaired.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets at October 31, 2004 and July 31, 2004, which will continue to be amortized, consisted of the following:

	October 31, 2004			July 31, 2004

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable Intangible Assets:
Software Technology	$4,805	$2,131	$2,674	$4,805	$2,028	$2,777
Intellectual Property	8,364	3,463	4,901	8,364	3,118	5,246
Customer list	1,476	369	1,107	1,476	276	1,200

	$14,645	$5,963	$8,682	$14,645	$5,422	$9,223

      Amortization expense related to acquired intangible assets was $762 and $735 for the three months ended October 31, 2004 and 2003, respectively. Amortization lives of intangibles range from two to five years.

      The estimated future amortization expense related to current intangible assets in the current fiscal year, and each of the five succeeding fiscal years, is expected to be as follows:

2005 (Remaining nine months)	$2,655
2006	3,045
2007	2,562
2008	381
2009	39

8.	Net income (loss) per share:

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method. Because the inclusion of potential common stock would be anti-dilutive for the first quarter of fiscal 2003, diluted net loss per share is the same as basic net loss per share.

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	October 31,

	2004	2003

		Restated
Net income (loss)	$165	$(1,601)
Weighted average number of common shares outstanding — basic	13,521	13,381
Effect of dilutive securities:
Stock options and restricted stock	25	—

Weighted average number of common shares outstanding — diluted	13,546	13,381

Net income (loss) per common share:
Basic	$0.01	$(0.12)
Diluted	0.01	(0.12)
Anti-dilutive shares related to outstanding stock options	469	—

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Dividends:

      The Company declared dividends of $.08 per common share on October 8, 2004, payable on November 5, 2004 to shareholders of record on October 22, 2004.

10.	Comprehensive income:

      Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated Statement of Stockholder’s Equity. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended
	October 31,

	2004	2003

		Restated
Net income (loss)	$165	$(1,601)
Other comprehensive income (loss), net of taxes:
Unrealized losses from marketable securities, net of taxes of $52 and $92, for the three months ended October 31, 2004 and 2003, respectively	(81)	(142)
Foreign currency translation adjustment, net of taxes of $1,087 and $744 for the three months ended October 31, 2004 and 2003, respectively	1,661	1,135

Total comprehensive income	$1,745	$(608)

11.	Supplemental disclosure of cash flow information:

      Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Three Months Ended
	October 31,

	2004	2003

		Restated
Accounts and notes receivable	$7,633	$3,346
Accounts receivable from affiliates	88	(2)
Inventories	(48)	(1,705)
Costs related to deferred revenue	311	(2,741)
Other current assets	(767)	(1,779)
Other assets	3	323
Accounts payable, trade	2,225	(1,369)
Accrued liabilities	(51)	(4,459)
Advance payments and deferred revenue	9,071	1,744
Accrued income taxes	(10)	(423)

Net changes in operating assets and liabilities	$18,455	$(7,065)

      The Company has declared dividends not yet paid (See Note 9).

12.	Taxes:

      The effective tax rate for the first quarter of fiscal 2005 and fiscal 2004 was 10.3% and 10%, respectively. The rate for the first quarter of fiscal 2005 includes the projected rate for the year of 10.8% reduced by 0.5%

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the impact, in the current quarter, of the reinstatement of the research and development credit back to June 30, 2004. The low effective rate for both periods is the result of the estimated benefits of tax-exempt interest, the extraterritorial income exclusion, research and development credits and a favorable foreign tax rate differential.

13.	Segment information:

      The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of three reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Camtronics for information management systems for the cardiology market; and B-K Medical Systems ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other represents the Company’s hotel business, net interest income, and other Company operations, primarily analog to digital (A/ D) converters and supporting modules, and high speed digital processing, which do not meet the materiality requirements for separate disclosure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information for prior years has been restated to conform to the provision of Statement of Financial Standards No. 131, “Disclosures about Segment of an Enterprise and Related Information.”

      The table below presents information about the Company’s reportable segments:

	Three Months Ended
	October 31,

	2004	2003

		Restated
Revenues:
Medical technology products from external customers:
Medical imaging products	$43,214	$40,068
Camtronics	8,963	6,240
B-K Medical	16,341	13,684

	$68,518	$59,992
Security technology products from external customers	10,152	3,431
Corporate and other	5,421	8,286

Total	$84,091	$71,709

Income (loss) before income taxes:
Medical technology products:
Medical imaging products	$(1,020)	$493
Camtronics	(1,712)	(2,583)
B-K Medical	1,153	327

	(1,579)	(1,763)
Security technology products	1,251	(1,237)
Corporate and other	512	1,221

Total	$184	$(1,779)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31,	July 31,
	2004	2004

Identifiable assets:
Medical imaging products	$99,713	$88,644
Camtronics	51,497	53,334
B-K Medical	69,416	66,282
Security technology products	8,706	14,364
Corporate and other(A)	238,571	229,447

Total	$467,903	$452,071

(A)	Includes cash equivalents and marketable securities of $169,481 at October 31, 2004, and $156,753 and at July 31, 2004.

14.	Commitments and guarantees:

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

      Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of October 31, 2004.

      The Company’s standard original equipment manufacturing and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2004.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where applicable. The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended
	October 31,

	2004	2003

Balance at the beginning of the period	$5,039	$7,302
Accrual for warranties issued during the period	705	735
Accrual related to pre-existing warranties (including changes in estimate)	617	229
Settlements made in cash or in kind during the period	(1,186)	(1,429)

Balance at the end of the period	$5,175	$6,837

15.	Subsequent events:

      On December 7, 2004, the Company announced that its Board of Directors, on December 7, 2004, declared dividends of $.08 per common share payable on January 4, 2005 to shareholders of record on December 21, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      (All amounts in thousands, except per share data)

      The Company is restating its financial statements for the quarterly period ended October 31, 2003 (the “Restatement”). All financial information reported for that quarterly period in this Quarterly Report on Form 10-Q reflects the Restatement. Please see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the Restatement.

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

      Net sales for the first quarter ended October 31, 2004 were $12,382 higher than the same period last year primarily due to an increase in the sale of EXACT systems and security related engineering services, increased demand for the Company’s digital X-ray, data acquisition and ultrasound systems, partially offset by weak demand for the Company’s embedded multiprocessing equipment. Gross margin for the quarter ended October 31, 2004 was 37.4% versus 40.5% for the same period last year. This reduction was primarily due to higher margin customer funded projects in the prior year compared to lower margin customer funded projects in the current period. Total operating expenses increased $1,017 over the same period last year, mainly in general and administrative expenses due to legal and accounting expenses associated with the Company’s recent L-3 litigation, and its in depth review of revenue recognition procedures followed by its Camtronics subsidiary. Diluted earning per share increased by $0.13 per share over the same period last year, primarily the result of profit derived from the sale of the EXACT systems. The Company’s cash, cash equivalent and marketable securities increased $17,140 from July 31, 2004, primarily due to advance payments related to orders received for the EXACT systems and improvement in collection of accounts receivable.

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

Inventories

      The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, forecasted demand and changes in technology. These assessments require management judgments and estimates, and valuation adjustments for excess and obsolete inventory may be recorded based on these assessments. The Company had valuation reserve balances equal to $10,762 and $10,773 as of October 31, 2004 and July 31, 2004, respectively.

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

Results of Operations

     Three Months Fiscal 2005 (10/31/04) vs. Three Months Fiscal 2004 (10/31/03)

      Product revenue for the three months ended October 31, 2004 was $76,086 compared to $62,677 for the same period last year, an increase of $13,409 or 21%. The increase in product revenue was due to sales of Medical Technology Products of $12,475 or 23%, primarily due to increased demand for the Company’s digital X-ray systems, data acquisition and ultrasound systems, and cardiology information systems, and an increase in sales of Security Technology Products related to the sale of EXACT systems of $4,346. These were partially offset by a decrease in other sales of $3,412 primarily due to lower demand for embedded multiprocessing equipment.

      Engineering revenue for the three months ended October 31, 2004 was $5,240 compared to $6,596 for the same period last year, a decrease of $1,356 or 21%. The decrease was primarily due to a reduction in certain customers funded projects, which were completed in the prior period last year, partially offset by revenue generated by funding received from the Transportation Security Administration (“TSA”), to design and develop continuous performance enhancements for the existing explosive detection systems.

      Other revenue of $2,765 and $2,436 represents revenue for the hotel operations for the three months ended October 31, 2004 and 2003, respectively.

      Product gross margin was $28,947 for the three months ended October 31, 2004 compared to $24,002 for the same period last year. Product gross margin as a percentage of product revenue was unchanged at 38%.

      Engineering gross margin was $1,178 for the three months ended October 31, 2004 compared to $3,792 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 22% and 57% for the three months ended October 31, 2004 and 2003, respectively. The decrease in engineering gross margin was primarily the result of higher margin customer funded projects in the prior year compared to lower margin customer funded projects in the current period.

      Research and product development expenses were $13,937 for the three months ended October 31, 2004 or 17% of total revenue compared to $15,303, or 21% of total revenue for the same period last year. The decrease of $1,366 was mainly due to a reallocation of existing engineering resources to revenue generated engineering projects. The Company is continuing to focus substantial resources on developing new generations of medical imaging equipment, including innovative Computed Tomography (“CT”) systems for niche markets and an extended family of multislice CT data acquisition systems for both medical and security markets. In addition, the Company continues its investment in a number of other development projects for security systems to meet diverse, evolving security needs in the United States and abroad.

      Selling and marketing expenses were $8,887 for the three months ended October 31, 2004, as compared to $8,024 for the same period last year, or 11% of total revenue in both periods. The increase in selling and marketing expenses of $863 mainly consists of salaries, other employee-related costs, travel expenses and trade show expenses associated with the Company’s subsidiary ANEXA Corporation which was established during the second quarter of fiscal 2004 to sell Digital Radiography (“DR”) and other systems to select end user markets in the United States.

      General and administrative expenses were $9,993 for the three months ended October 31, 2004 or 12% of total revenue, compared to $8,473 or 12% of total revenue for the same period last year. The increase of $1,520 was primarily for legal and accounting expenses associated with the Company’s recent L-3 litigation, and its in depth review of certain transactions for revenue recognition procedures followed by its Camtronics subsidiary, and increased salaries and related personnel costs.

      Interest income was $856 for the three months ended October 31, 2004, compared with $1,124 for the same period last year. The decrease was primarily due to the lower effective interest rates on higher invested cash balances.

      The Company recorded an equity gain of $117 for the three months ended October 31, 2004 versus an equity loss of $157 for the same period last year, related to equity in unconsolidated affiliates. The equity gain consists primarily of $318 for the three months ended October 31, 2004, versus an equity loss of $128 for the same period last year, related to the Company’s equity share in SAHCO and an equity loss of $191 and $8 reflecting the Company’s share of equity in Cedara for the three months ended October 31, 2004 and 2003, respectively.

      Other income was $592 for the three months ended October 31, 2004 versus income of $106 for the same period last year. Other income consists predominantly of unrealized foreign currency exchange gains incurred by the Company’s Canadian and Danish subsidiaries.

      The effective tax rate for the first quarter of fiscal 2005 and fiscal 2004 was 10.3% and 10%, respectively. The rate for the first quarter of fiscal 2005 includes the projected rate for the year of 10.8% reduced by 0.5% for the impact, in the current quarter, of the reinstatement of the research and development credit back to June 30, 2004. The low effective rate compared to the statutory rate for both periods is the result of the estimated benefits of tax-exempt interest, the extraterritorial income exclusion, research and development credits and a favorable foreign tax rate differential.

      Net income was $165 for the three months ended October 31, 2004 compared to a net loss of $1,601 for the same period last year. Basic and diluted earnings per share were $0.01 compared to a basic and diluted loss per share of $0.12 for the same period last year. The increase in net income over the prior year’s period was primarily the result of profit derived from the sale of the EXACT systems.

Liquidity and Capital Resources

      The Company’s balance sheet reflects a current ratio of 3.6 to 1 at October 31, 2004 compared to 4.0 to 1 at July 31, 2004. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .27 to 1 at October 31, 2004 and ..23 to 1 at July 31, 2004. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

      The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2004, due to the short maturities of these instruments.

      The Company maintains a bond investment portfolio of various issuers, types, and maturities. This portfolio is classified on the balance sheet as either cash and cash equivalents or marketable securities, depending on the length of time to maturity from original purchase. Cash equivalents include all highly liquid investments with maturities of three months or less from the time of purchase. Investments having maturities from the time of purchase in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. A rise in interest rates could have an adverse impact on the fair value of the Company’s investment portfolio. The Company does not currently hedge these interest rate exposures.

      Cash provided by operations was $24,378 for the three months ended October 31, 2004, compared with cash used for operations of $2,231 for the same period last year. The increase in cash flows from operations was primarily the result of net improvement in operating assets and liabilities of $25,520 primarily from advance payments related to orders received for the EXACT systems and improvement in accounts receivable, and an increase in net income of $1,766.

      Net cash used for investing activities was $643 for the three months ended October 31, 2004, compared to $4,534 for the same period last year. The decrease for cash used for investing activities of $3,891 was primarily due to lower capital expenditures and funds used for the acquisition of assets, investment in an affiliated company, partially offset by capitalized software for certain Company products.

      Net cash used for financing activities was $515 for the three months ended October 31, 2004, versus $795 net cash provided by financing activities for the same period last year. The decrease in net cash provided by (used for) financing activities of $1,310 was primarily due to the payment of a debt related to certain assets acquired of $743 and a decrease in cash received from the issuance of stock pursuant to exercise of stock options of $691 over the same period last year.

      The Company’s contractual obligations at October 31, 2004, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less			More
		Than			Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Notes payable	$42	$42
Capital leases obligations	324	199	$108	$17
Operating leases	9,193	2,390	2,397	1,945	$2,461
Purchasing obligations	35,834	31,529	4,305

	$45,393	$34,160	$6,810	$1,962	$2,461

      The Company currently has approximately $23,700 in revolving credit facilities with various banks available for direct borrowings. As of October 31, 2004, there were no direct borrowings.

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

		Year Ended July 31,
	Three Months Ended
	October 31, 2004	2004	2003	2002

General Electric	13%	10%	9%	12%
Siemens	11%	9%	6%	5%
Toshiba	11%	12%	7%	5%
L-3 Communications	9%	8%	43%	10%
Philips	7%	7%	4%	18%
Ten largest customers as a group	63%	61%	77%	67%

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

      The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income for the period ended October 31, 2004 was $0.9 million. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures

      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2004. The Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared.

      However, in the course of preparing its Annual Report on Form 10-K, the Company further evaluated certain information leading it to question whether appropriate software revenue recognition procedures had been followed in all cases by its Camtronics Medical Systems Ltd. subsidiary. The Company conducted a review of Camtronics transactions and the revenue recognition procedures followed, which has led the Company to restate its financial statements for the first three quarters of the fiscal year ended July 31, 2004 and for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years (see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements). Based upon the evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by management, as well as the information learned as a result of its review of Camtronics transactions, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2004, there were a number of significant deficiencies in the controls and procedures relating to the Company’s Camtronics subsidiary that together constitute a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively as of October 31, 2004.

      The principal internal control issues identified by the Company’s management are:

•	the software revenue recognition expertise of Company management needs to be improved;

•	the Company needs to enhance its written accounting policies and procedures related to software revenue recognition;

•	the Company needs to enhance the training provided to employees with respect to software revenue recognition; and

•	the business processes and procedures of Camtronics need to be improved to ensure that they do not have unintended consequences with respect to software revenue recognition.

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

      While there have been significant changes (described above) in the Company’s internal control over financial reporting since October 31, 2004, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

      The certifications of the Company’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

PART II — OTHER INFORMATION

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-16(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

Date: January 31, 2005	/s/ JOHN W. WOOD JR. John W. Wood Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: January 31, 2005	/s/ JOHN J. MILLERICK John J. Millerick Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-16(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002