Form 10-K/A
period 2004-07-31
ANALOGIC CORP
filed 2005-02-18
CIK 6284

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

Explanatory Note
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO

Explanatory Note

     The purpose of this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is to amend the cover page to indicate correctly that (1) Analogic Corporation (the “Company”) is filing an Annual Report (rather than a transition report) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, (2) the Company’s Annual Report on Form 10-K filed February 1, 2005 (the “Original 10-K”) contained disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, and (3) the Company is an accelerated filer. Each such item was incorrectly marked on the cover page of the Original 10-K due to clerical error. At the time the Original 10-K was filed, the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 because it had not filed its Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 (the “10-Q”). As of the filing of this Amendment No. 1, the Company has filed the 10-Q, and the cover page of this Amendment No. 1 therefore indicates that the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3. Exhibits:

The Exhibits listed in the Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION

	By	/s/John W. Wood Jr.

John W. Wood Jr.
President and Chief Executive Officer

Date:	February 18, 2005

INDEX TO EXHIBITS

Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

4