Form 10-Q/A
period 2002-10-31
ANALOGIC CORP
filed 2005-03-03
CIK 6284

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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED OCTOBER 31, 2002
INTRODUCTORY NOTE
(in thousands, except per share data)

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended October 31, 2002 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (Unaudited) for the quarters ended October 31, 2002 and 2001, and (ii) revise related disclosures included in the Quarterly Report on Form 10-Q.

     On January 14, 2005, the Company announced that it would restate its financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years. The purpose of this restatement is to reflect the application of the appropriate accounting principles to the recognition of software revenue and related costs by Camtronics Medical Systems, Ltd. (“Camtronics”) a wholly owned U.S. subsidiary of the Company. The restatement primarily involves a deferral of Camtronics’ revenues and associated costs from the fiscal period in which they were originally recorded to subsequent fiscal periods. As restated, the Company’s financial results for the quarter ended October 31, 2002 reflect a reduction in revenues of $51 and net income of $23, and no change in basic and diluted earnings per share; and the Company’s financial results for the quarter ended October 31, 2001 reflect a reduction in revenues of $654, net income of $257, and basic and diluted earnings per share of $0.02. See Note 2, “Restatement,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

     This Amendment No. 2 amends Part I, Items 1, 2, 3 and 4 and Part II, Item 6 of the Quarterly Report of Form 10-Q for the quarter ended October 31, 2002. This Amendment No. 2 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION
INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of October 31, 2002 (Restated) and July 31, 2002 (Restated)	4

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 2002 (Restated) and 2001 (Restated)	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2002 (Restated) and 2001 (Restated)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-27

Item 3. Quantitative and Qualitative Disclosures about Market Risks	27

Item 4. Controls and Procedures	28-29

Part II. Other Information

Item 6. Exhibits	30

Signatures	31

Exhibit Index	32

Certifications	33-36
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	October 31,	July 31,
	2002	2002
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$123,551	$123,168
Marketable securities, at market	54,515	58,621
Accounts and notes receivable, net of allowance for doubtful accounts of $1,976 at October 31, 2002, and $1,308 at July 31, 2002	73,986	61,119
Inventories	87,385	65,128
Costs related to deferred revenue	3,114	2,503
Refundable and deferred income taxes	12,457	11,763
Other current assets	7,598	7,969

Total current assets	362,606	330,271
Property, plant and equipment, net	82,925	79,613
Investments in and advances to affiliated companies	10,725	12,810
Capitalized software, net	4,485	4,333
Costs related to deferred revenue	10,992	9,164
Other assets, net	4,423	2,448

Total assets	$476,156	$438,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$227	$226
Obligations under capital leases	270	314
Accounts payable, trade	41,971	24,836
Accrued liabilities	20,637	16,948
Deferred revenue	9,025	8,618
Advance payments	44,858	62,244
Accrued income taxes	15,104	3,118

Total current liabilities	132,092	116,304

Long-term liabilities:
Mortgage and other notes payable	4,012	4,069
Obligations under capital leases	306	337
Deferred revenue	16,252	13,500
Deferred income taxes	2,658	2,429

Total long-term liabilities	23,228	20,335

Commitments
Stockholders’ equity
Common stock, $.05 par value	707	706
Capital in excess of par value	39,697	39,379
Retained earnings	293,322	274,757
Accumulated other comprehensive income	(489)	(320)
Treasury stock, at cost	(8,271)	(8,313)
Unearned compensation	(4,130)	(4,209)

Total stockholders’ equity	320,836	302,000

Total liabilities and stockholders’ equity	$476,156	$438,639

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	October 31,
	2002	2001
	Restated	Restated
Net revenue:
Product	$123,177	$64,501
Engineering	6,380	7,477
Other	2,676	2,972

Total net revenue	132,233	74,950

Cost of sales:
Product	67,622	41,698
Engineering	4,896	6,623
Other	1,241	1,455
Asset impairment charges	—	8,883

Total cost of sales	73,759	58,659

Gross margin	58,474	16,291

Operating expenses:
Research and product development	11,377	10,162
Selling and marketing	7,932	8,288
General and administrative	7,833	7,865

	27,142	26,315

Income (loss) from operations	31,332	(10,024)

Other (income) expense:
Interest income, net	(1,219)	(1,155)
Equity in unconsolidated affiliates	1,238	(654)
Other, net	(343)	166

	(324)	(1,643)

Income (loss) before income taxes	31,656	(8,381)
Provision (benefit) for income taxes	12,029	(1,676)

Net income (loss)	$19,627	$(6,705)

Net income (loss) per common share:
Basic	$1.49	$(0.51)
Diluted	1.48	(0.51)
Weighted average shares outstanding:
Basic	13,173	13,093
Diluted	13,252	13,093

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	October 31,
	2002	2001
	Restated	Restated
OPERATING ACTIVITIES:
Net income (loss)	$19,627	$(6,705)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred income taxes	(443)	(1,776)
Depreciation and amortization	4,341	4,133
Allowance for doubtful accounts	685	75
Impairment of assets	—	8,883
Loss on sale of equipment	3	32
Equity (gain) loss in unconsolidated affiliates	1,238	(654)
Non-cash compensation expense from stock grants	279	200
Net changes in operating assets and liabilities (Note 10)	(20,122)	10,289

NET CASH PROVIDED BY OPERATING ACTIVITIES:	5,608	14,477

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	—	(7,500)
Return of investment from affiliated company	516	1,002
Purchase of FTNI, net of cash acquired	(1,751)
Additions to property, plant and equipment	(6,892)	(7,309)
Capitalized software	(545)	(688)
Proceeds from sale of property, plant and equipment	49	4
Maturities of marketable securities	3,685	1,165

NET CASH USED BY INVESTING ACTIVITIES	(4,938)	(13,326)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(103)	(246)
Proceeds from long-term debt	—	3,494
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	137	28

NET CASH PROVIDED BY FINANCING ACTIVITIES	34	3,276

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(321)	163

NET INCREASE IN CASH AND CASH EQUIVALENTS	383	4,590

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,168	46,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,551	$50,603

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

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2002, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004, as filed with the SEC on February 1, 2005.

     The condensed financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2002, contains data derived from audited financial statements.

     Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

     The Company is restating its condensed financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods included in those fiscal years to reflect the application of the appropriate accounting principles to the recognition of software revenue and related costs by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”). As restated, the Company’s financial results for the quarter ended October 31, 2002 reflect a reduction in revenues of $51 and net income of $23, and no change in basic and diluted earning per share; and the Company’s financial results for the quarter ended October 31, 2001 reflect a reduction in revenues of $654, net income of $257, and basic and diluted earnings per share of $0.02, in each case as compared to the Company’s financial results previously reported for the quarters ended October 31, 2002 and 2001. There are also resulting changes to the captions within the net cash provided by operating activities on the Statement of Cash Flows.

     Summarized below is a more detailed discussion of the restatement affecting the quarters ended October 31, 2002 and 2001and a comparison of the amounts previously reported in the unaudited condensed balance sheets and statements of operations in the Company’s Quarterly Report on Form 10-Q for the quarters ended October 31, 2002 and 2001. The Company reclassified certain intangibles and goodwill balances related to the Company’s ownership of Cedara Software Corporation (“Cedara”) to investment in and advances to affiliated companies in the unaudited condensed consolidated balance sheets, and reclassified in the unaudited condensed consolidated statements of operations the amortization of intangible assets related to Cedara from general and administrative expense to equity in unconsolidated affiliates.

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

     The restatements are required due to the incorrect application of software revenue recognition procedures with respect to certain Camtronic’s transactions. Under software revenue recognition rules, revenue cannot be recognized on a multiple-element software arrangement until such time as Camtronics has delivered or performed all elements of the arrangement or has VSOE of fair value for each undelivered or non-performed element of the arrangement. In the majority of the transactions underlying the restatement, Camtronics has delivered and the customer has paid for the software. However, revenue cannot be recognized from the transactions because some element of the transaction – such as the delivery of a software upgrade or the performance of customization services – has not been delivered or performed and VSOE of fair value for those elements cannot be determined.

     The following tables show the effect of the restatement on the Company’s Statements of Operations and Balance Sheets.

Statements of Operations:

	Three Months Ended October 31, 2002
		(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$123,228	$123,177	$(51	)(a)
Engineering	6,380	6,380
Other	2,676	2,676

Total net revenue	132,284	132,233	(51)

Cost of sales:
Product	67,633	67,622	(11	)(b)
Engineering	4,896	4,896
Other	1,241	1,241

Total cost of sales	73,770	73,759	(11)

Gross margin	58,514	58,474	(40)

Operating expenses:
Research and product development	11,377	11,377
Selling and marketing	7,934	7,932	(2	)(c)
General and administrative	8,085	7,833	(252	)(d)

	27,396	27,142	(254)

Income from operations	31,118	31,332	214

Other (income) expense:
Interest income, net	(1,219)	(1,219)
Equity in unconsolidated affiliates	986	1,238	252	(e)
Other, net	(343)	(343)

	(576)	(324)	252

Income before income taxes	31,694	31,656	(38)
Provision for income taxes	12,044	12,029	(15	)(f)

Net income	$19,650	$19,627	$(23)

Net income per common share:
Basic	$1.49	$1.49
Diluted	1.48	1.48

Weighted average shares outstanding:
Basic	13,173	13,173
Diluted	13,252	13,252

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product Adjust recognition of revenue for application of SOP 97-2	$(51)

(b)	Cost of sales: Product Adjust cost of sales related to transactions for which revenue has been deferred	$(11)

(c)	Selling and marketing Adjust commission expense related to transactions for which revenue has been deferred	$(2)

(d)	General and administrative Reclassifications not impacting net income	$(252)

(e)	Equity in unconsolidated affiliates Reclassifications not impacting net income	$252

(f)	Provision for income taxes Net decrease to provision due to above adjustments	$(15)

\

Statements of Operations:

	Three Months Ended October 31, 2001
		(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$65,155	$64,501	$(654	)(a)
Engineering	7,477	7,477
Other	2,972	2,972

Total net revenue	75,604	74,950	(654)

Cost of sales:
Product	41,989	41,698	(291	)(b)
Engineering	6,623	6,623
Other	1,455	1,455
Asset impairment charges	8,883	8,883

Total cost of sales	58,950	58,659	(291)

Gross margin	16,654	16,291	(363)

Operating expenses:
Research and product development	10,162	10,162
Selling and marketing	8,329	8,288	(41	)(c)
General and administrative	7,949	7,865	(84	)(d)

	26,440	26,315	(125)

Loss from operations	(9,786)	(10,024)	(238)

Other (income) expense:
Interest income, net	(1,155)	(1,155)
Equity in unconsolidated affiliates	(738)	(654)	84	(e)
Other, net	166	166

	(1,727)	(1,643)	84

Loss before income taxes	(8,059)	(8,381)	(322)
Provision for income taxes	(1,611)	(1,676)	(65	)(f)

Net loss	$(6,448)	$(6,705)	$(257)

Net loss per common share:
Basic	$(0.49)	$(0.51)	$(0.02	)(g)
Diluted	(0.49)	(0.51)	(0.02	)(h)

Weighted average shares outstanding:
Basic	13,093	13,093
Diluted	13,093	13,093

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product Adjust recognition of revenue for application of SOP 97-2	$(654)

(b)	Cost of sales: Product Adjust cost of sales related to transactions for which revenue has been deferred	$(291)

(c)	Selling and marketing Adjust commission expense related to transactions for which revenue has been Deferred	$(41)

(d)	General and administrative Reclassifications not impacting net income	$(84)

(e)	Equity in unconsolidated affiliates Reclassifications not impacting net income	$84

(f)	Provision for income taxes Net decrease to provision due to above adjustments	$(65)

(g)	Net income per common share: Basic Net effect to basic earnings per share due to above adjustments	$(0.02)

(h)	Net income per common share: Diluted Net effect to diluted earnings per share due to above adjustments	$(0.02)

Balance Sheets:

	October 31, 2002
	(unaudited)
	Previously
	Reported	Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$123,551	$123,551
Marketable securities, at market	54,515	54,515
Accounts and notes receivable, net of allowance for doubtful accounts	73,986	73,986
Inventories	87,385	87,385
Costs related to deferred revenue	2,778	3,114	$336	(a)
Refundable and deferred income taxes	12,247	12,457	210	(b)
Other current assets	7,598	7,598

Total current assets	362,060	362,606	546
Property, plant and equipment, net	82,925	82,925
Investments in and advances to affiliated companies	6,786	10,725	3,939	(c)
Capitalized software, net	4,485	4,485
Costs related to deferred revenue	10,437	10,992	555	(d)
Other assets, net	8,362	4,423	(3,939	)(e)

Total assets	$475,055	$476,156	$1,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$227	$227
Obligations under capital leases	270	270
Accounts payable, trade	41,841	41,971	$130	(f)
Accrued liabilities	20,637	20,637
Deferred revenue	8,361	9,025	664	(g)
Advance payments	44,858	44,858
Accrued income taxes	15,078	15,104	26	(h)

Total current liabilities	131,272	132,092	820

Long-term liabilities:
Mortgage and other notes payable	4,012	4,012
Obligations under capital leases	306	306
Deferred revenue	15,597	16,252	655	(i)
Deferred income taxes	2,658	2,658

Total long-term liabilities	22,573	23,228	655

Commitments

Stockholders’ equity:
Common stock, $.05 par value	707	707
Capital in excess of par value	39,697	39,697
Retained earnings	293,696	293,322	(374	)(j)
Accumulated other comprehensive income	(489)	(489)
Treasury stock, at cost	(8,271)	(8,271)
Unearned compensation	(4,130)	(4,130)

Total stockholders’ equity	321,210	320,836	(374)

Total liabilities and stockholders’ equity	$475,055	$476,156	$1,101

     The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of the current period restatement for deferral of revenue and related costs, and (2) the cumulative effect at the beginning of the quarter for the restatements of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Costs related to deferred revenue (short-term) Deferred costs related to deferred revenue	$336

(b)	Refundable and deferred income taxes Deferred income tax related to deferred costs and revenue	$210

(c)	Investment in and advances to affiliated companies Intangible asset reclassification not impacting net income	$3,939

(d)	Costs related to deferred revenue (long-term) Deferred costs related to deferred revenue	$555

(e)	Other assets Intangible assets reclassification not impacting net income	$(3,939)

(f)	Accounts payable, trade Accrued license related to deferred revenue	$130

(g)	Deferred revenue (short-term) Deferred revenue classified as short-term	$664

(h)	Accrued income taxes Tax provision adjusted for the change to net income	$26

(i)	Deferred revenue (long-term) Deferred revenue classified as long-term	$655

(j)	Retained earnings Net effect to retained earnings from above adjustments:
	Cumulative effect through July 31, 2002	$(351)
	Effect for the quarter ended October 31,2002	(23)

	Total	$(374)

Balance Sheets:

	July 31, 2002
	Previously
	Reported	Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$123,168	$123,168
Marketable securities, at market	58,621	58,621
Accounts and notes receivable, net of allowance for doubtful accounts	61,119	61,119
Inventories	65,128	65,128
Costs related to deferred revenue	2,171	2,503	$332	(a)
Refundable and deferred income taxes	11,567	11,763	196	(b)
Other current assets	7,969	7,969

Total current assets	329,743	330,271	528
Property, plant and equipment, net	79,613	79,613
Investments in and advances to affiliated companies	8,619	12,810	4,191	(c)
Capitalized software, net	4,333	4,333
Costs related to deferred revenue	8,643	9,164	521	(d)
Other assets, net	6,639	2,448	(4,191	)(e)

Total assets	$437,590	$438,639	$1,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$226	$226
Obligations under capital leases	314	314
Accounts payable, trade	24,731	24,836	$105	(f)
Accrued liabilities	16,948	16,948
Deferred revenue	7,964	8,618	654	(g)
Advance payments	62,244	62,244
Accrued income taxes	3,091	3,118	27	(h)

Total current liabilities	115,518	116,304	786

Long-term liabilities:
Mortgage and other notes payable	4,069	4,069
Obligations under capital leases	337	337
Deferred revenue	12,886	13,500	614	(i)
Deferred income taxes	2,429	2,429

Total long-term liabilities	19,721	20,335	614

Commitments

Stockholders’ equity:
Common stock, $.05 par value	706	706
Capital in excess of par value	39,379	39,379
Retained earnings	275,108	274,757	(351	)(j)
Accumulated other comprehensive income	(320)	(320)
Treasury stock, at cost	(8,313)	(8,313)
Unearned compensation	(4,209)	(4,209)

Total stockholders’ equity	302,351	302,000	(351)

Total liabilities and stockholders’ equity	$437,590	$438,639	$1,049

     The increases (decreases) to the balance sheet components are due to current period recognition of the effect of the current period restatement for deferral of revenue and related costs. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Costs related to deferred revenue (short-term) Deferred costs related to deferred revenue	$332

(b)	Refundable and deferred income taxes Deferred income tax related to deferred costs and revenue	$196

(c)	Investment in and advances to affiliated companies Intangible asset reclassification not impacting net income	$4,191

(d)	Costs related to deferred revenue (long-term) Deferred costs related to deferred revenue	$521

(e)	Other assets Intangible asset reclassification not impacting net income	$(4,191)

(f)	Accounts payable, trade Accrued license related to deferred revenue	$105

(g)	Deferred revenue (short-term) Deferred revenue classified as short-term	$654

(h)	Accrued income taxes Tax provision adjusted for the change to net income	$27

(i)	Deferred revenue (long-term) Deferred revenue classified as long-term	$614

(j)	Retained earnings Net effect to retained earnings from above adjustments	$(351)

3. Balance sheet information:

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

	October 31,	July 31,
	2002	2002
Inventories:
Raw materials	$42,825	$34,753
Work-in-process	31,631	19,882
Finished goods	12,929	10,493

	$87,385	$65,128

Accrued liabilities:
Accrued employee compensation and benefits	$11,055	$11,036
Accrued warranty	4,704	3,235
Dividends payable to shareholders	1,062
Other	3,816	2,677

	$20,637	$16,948

Advance payments and other:
Long-lead-time components	$31,950	$50,550
Ramp-up funds	9,602	7,943
Customer deposits	3,306	3,751

	$44,858	$62,244

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

     The following table reflects the unaudited net income as adjusted of Analogic, giving effect to SFAS No. 142 as if it were adopted on August 1, 2001:

	Three Months Ended
	October 31,
	2002	2001
	Restated	Restated
Net income (loss), as reported	$19,627	$(6,705)
Add back goodwill amortization expense		34

Net income (loss), as adjusted	$19,627	$(6,671)

Basic earning (loss) per common share:
As reported	$1.49	$(0.51)
As adjusted	1.49	(0.51)
Diluted earning (loss) per common share:
As reported	1.48	(0.51)
As adjusted	1.48	(0.51)

     Intangible assets, classified in other assets, consist of the following:

	October 31, 2002			July 31, 2002
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	Restated	Restated	Restated	Restated	Restated	Restated
Software Technology	$2,312	$495	$1,817	$2,312	$396	$1,916
Intellectual Property	2,187	58	2,129	100	46	54

	$4,499	$553	$3,946	$2,412	$442	$1,970

     The remaining amortization expense of intangible assets is expected to be as follows:

2003 (9 months)	$646
2004	819
2005	813
2006	813
2007 and beyond	855

8. Comprehensive Income (Loss):

     The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended
	October 31,
	2002	2001
	Restated	Restated
Net income (loss)	$19,627	$(6,705)
Other comprehensive income (loss) net of tax:
Unrealized gains and losses from marketable securities, net of taxes of $167 and $229, for the three months ended October 31, 2002 and 2001	(254)	350
Foreign currency translation adjustment, net of taxes of $62 and $39, for the three months ended October 31, 2002 and 2001	85	59

Total comprehensive income (loss)	$19,458	$(6,296)

9. Net income (loss) per share:

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	October 31,
	2002	2001
	Restated	Restated
Net income (loss)	$19,627	$(6,705)

Basic:
Weighted average number of common shares outstanding	13,173	13,093

Net income (loss) per share	$1.49	$(0.51)

Diluted:
Weighted average number of common shares outstanding	13,173	13,093
Dilutive effect of stock options	79

Total	13,252	13,093

Net income (loss) per share	$1.48	$(0.51)

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

10. Supplemental disclosure of cash flow information:

     Changes in operating assets and liabilities are as follows:

	Three Months Ended
	October 31,
	2002	2001
	Restated	Restated
Accounts and notes receivable	$(14,315)	$15,285
Accounts receivable from affiliates	808	(1,785)
Inventories	(22,106)	(2,433)
Costs related to deferred revenue	(2,439)	(481)
Other current assets	329	242
Other assets	67	(200)
Accounts payable, trade	17,091	1,222
Accrued liabilities	2,714	(3,041)
Advance payments and deferred revenue	(14,269)	852
Accrued income taxes	11,998	628

Net changes in operating assets and liabilities	$(20,122)	$10,289

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

     The table below presents information about the Company’s reportable segments:

	Three Months Ended
	October 31,
	2002	2001
	Restated	Restated
Revenues:
Imaging technology products	$121,904	$61,703
Signal processing technology products	7,653	10,275
Corporate and other	2,676	2,972

Total	$132,233	$74,950

Income (loss) before income taxes:
Imaging technology products	$29,496	$1,760
Signal processing technology products(A)	388	(12,154)
Corporate and other	1,772	2,013

Total	$31,656	$(8,381)

	October 31,	July 31,
	2002	2002
	Restated	Restated
Identifiable assets:
Imaging technology products	$230,419	$199,113
Signal processing technology products	13,383	14,260
Corporate and other(B)	232,354	225,266

Total	$476,156	$438,639

(A)	Includes asset impairment charges on a pre-tax basis of $8,883 during the quarter ended October 31, 2001.

(B)	Includes cash equivalents and marketable securities of $167,634 and $174,336 at October 31, 2002, and July 31, 2002, respectively.

12. Taxes:

     The effective tax rate for the first quarter of fiscal 2003 was 38% as compared to 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax exempt interest and the extraterritorial income exclusion as a percentage of pre-tax income.

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

All amounts in Item 2 are in thousands except per share data

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

Revenue Recognition

The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. Our sales contracts generally provide for the customer to accept title and risk of loss when the product leaves our facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at shipping point, we defer recognizing revenue until title and risk of loss transfer to the customer.

For business units that sell software licenses, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is reasonably assured and customer acceptance, when applicable, is obtained. Hardware and software maintenance fees are marketed under annual and multi-year arrangements and are recognized as revenue ratably over the contracted maintenance term. Service revenues are recognized ratably over the life of the contracts.

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

Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and the amount of revenue recognition. Camtronics, one of the Company’s subsidiaries, provides several models for the procurement of its digital cardiac information systems. The predominant model includes a perpetual software license agreement, project-related installation services, professional consulting services, computer hardware and sub-licensed software and software support.

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

Camtronics also provides professional consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include additional database consulting, system configuration, project management, interfacing to existing systems, and network consulting. Professional consulting services generally are not deemed to be essential to the functionality of the software, and thus, do not impact the timing of the software license revenue recognition. If VSOE exists, professional consulting service revenue is recognized as the services are performed.

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

Results of Operations

     Three Months Fiscal 2003 (10/31/02) vs. Three Months Fiscal 2002 (10/31/01)

     Product revenue for the three months ended October 31, 2002, was $123,177 as compared to $64,501 for the same period last year, an increase of $58,676 or 91%. The increase was primarily due to $63,342 in sales of medical and security imaging products. Of this amount $72,648 represents sales of EXACT systems and spare parts, partially offset by a decrease of $6,689 primarily due to a reduction of sales of mid-range Computed Tomography (“CT”) medical systems supplied to Philips and, to a lesser extent, a decline in sales of Direct Digital Radiography systems. In addition, sales of Signal Processing Technology Products decreased $4,666 due to lower demand for embedded multiprocessing equipment.

     Engineering revenue for the three months ended October 31, 2002, was $6,380 compared to $7,477 for the same period last year, a decrease of $1,097, or 15%. The decrease in engineering revenue was primarily due to a decrease in demand for CT services by Philips.

     Other revenues of $2,676 and $2,972 represent revenue from the Hotel operation for the three months ended October 31, 2002 and 2001, respectively. The decrease in revenue was attributable to the lower occupancy rate due to the decline in the travel and lodging business.

     Cost of product sales was $67,622 for the three months ended October 31, 2002, compared to $41,698 for the same period last year. Cost of product sales as a percentage of product revenue was 55% and 65% for the three months ended October 31, 2002 and 2001, respectively. The decrease in the cost of product sales percentage over the prior year was primarily attributable to a higher mix of security imaging technology products.

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

     Research and product development expenses were $11,377 for the three months ended October 31, 2002, or 9% of total revenue, compared to $10,162 for the same period last year, or 14% of total revenue. The increase of $1,215, or 12%, was mainly due to the Company’s effort to develop a high-speed, low-cost, carry-on baggage CT scanning system, Explosive Detection Systems (EDS) for a variety of applications, and advanced ultrasound systems for the urology market.

     Selling and marketing expenses were $7,932 for the three months ended October 31, 2002, or 6% of total revenue, compared to $8,288, or 11% of total revenue for the same period last year. The decrease of $356, or 4%, was primarily due to the termination of all business activities related to Anatel, the Company’s telecommunications subsidiary.

     General and administrative expenses were $7,833 or 6% of total revenue, for the three months ended October 31, 2002, as compared to $7,865 or 10% of total revenue, for the same period last year. The decrease of $32 was primarily due to an increase in bad debt expense of $450 related to an unsecured note receivable, an increase in general liability insurance, offset partially by the Company not matching contributions to the employees 401(k) plan during the three months ended October 31, 2002, and reduced use of outside consulting services.

     Interest income, net of interest expense, was $1,219 for the three months ended October 31, 2002, compared to $1,155 for the same period last year. The increase was due to higher invested cash balances, partially offset by lower effective interest rates.

     The Company recorded a loss of $1,238 related to equity in unconsolidated affiliates for the three months ended October 31, 2002, as compared to a gain of $654 for the same period last year. The equity loss consists primarily of $469 and $747 reflecting the Company’s share of losses in Shenzhen Anke High-Tech Co., Ltd. (“SAHCO”) and Cedara Software Corporation, (“Cedara”) respectively. For the three months ended October 31, 2001, the Company recorded a gain in equity of $331 and $323 reflecting the Company’s share of profit in SAHCO and Enhanced CT Technology LLC, respectively.

     Other income was $343 for the three months ended October 31, 2002, compared to a loss of $166 for the same period last year. Other income for the current quarter represents primarily currency exchange gains from the intercompany balances with the Company’s Canadian and Danish subsidiaries, versus currency exchange losses for the same period last year from the same subsidiaries.

     The effective tax rate for the three months ended October 31, 2002, was 38% versus 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax exempt interest and the extraterritorial income exclusion as a percentage of pretax income.

     Net income for the three months ended October 31, 2002, was $19,627, or $1.49 basic earnings per share and $1.48 per diluted earnings per share, as compared to a net loss of $6,705 or $0.51 per basic and diluted earnings per share for the same period last year. The increase in net income over the prior year was primarily the result of increased revenue for the medical and security imaging products. The prior year’s loss included a pre-tax asset impairment charge of $8,883 related to certain assets of the Company’s Anatel subsidiary and Test and Measurement Division.

Liquidity and Capital Resources

     The Company’s balance sheet reflects a current ratio of 2.7 to 1 at October 31, 2002, and 2.8 to 1 at July 31, 2002. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .48 to 1 at October 31, 2002, and .45 to 1 at July 31, 2002. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months.

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

     Cash flow provided from operations was $5,608 in the first three months of fiscal 2003 compared to $14,477 during the same period of the prior year. The decrease in cash flows from operations of $8,869 during the first three months of fiscal 2003 over the prior year period resulted primarily from increases in net income of $26,332, offset by a significant use of cash related to operating assets and liabilities, representing a change from prior year of $30,411. The significant use of cash relates to increased accounts receivable and inventories, and a reduction in advance payments and deferred revenue for the three month period ended October 31, 2002, of $27,007, $19,673 and $15,121, respectively, partially offset by increases in account payable of $15,869 and accrued income taxes of $11,370. These significant changes in operating assets and liabilities for the period are primarily a result of the shipping, production and long-lead procurement activities related to the EXACT contract with L-3.

     Net cash used in investing activities was $4,938 for the first three months of fiscal 2003 compared to $13,326 for the same period last year. The decrease in net cash used of $8,388 was primarily due to the acquisition by the Company of a minority interest in Cedara for $7,500 during the first three months of fiscal 2002.

     Net cash flow from financing activities was $34 for the first three months of fiscal 2003 versus $3,276 for the prior year period. The decrease in financing activities of $3,242 was primarily the results of external financing for the construction of the Danish facility during the first three months in fiscal 2002.

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

     As of October 31, 2002, the Company had approximately $30,000 in revolving credit facilities with various banks available for direct borrowings. As of October 31, 2002, there were no direct borrowings. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender through a provision of a credit facility for approximately $9,500.

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

     The Company’s three largest customers in fiscal 2002, each of which is a significant and valued customer, were Philips, General Electric and L-3 Communications, which accounted for approximately 18.3%, 12.4%, and 9.5%, respectively, of product and engineering revenue for the fiscal year ended July 31, 2002. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

     Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2002. The Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared.

     The Company’s management performed its initial evaluation of its disclosure controls and procedures shortly following the quarter ended October 31, 2002. However, in the course of preparing its Annual Report on Form 10-K for the fiscal year ended July 31, 2004, the Company further evaluated certain information leading it to question whether appropriate software revenue recognition procedures had been followed in all cases by its Camtronics Medical Systems Ltd. subsidiary. The Company conducted a review of Camtronics transactions and the revenue recognition procedures followed, which has led the Company to restate its financial statements for the first three quarters of the fiscal year ended July 31, 2004 and for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements). Based upon this subsequent evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by management, as well as the information learned as a result of its review of Camtronics transactions, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2002, there were a number of significant deficiencies in the controls and procedures relating to the Company’s Camtronics subsidiary that together constitute a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively as of October 31, 2002.

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

     Since identifying these issues, the Company has taken the following steps to improve its disclosure controls and procedures and internal control over financial reporting:

•	Appointment of an interim President of Camtronics, succeeding the former President who left the employ of the Company, until such time that a full time President has been appointed.

•	Appointment of a Controller, replacing Camtronics’ Vice President and Controller who left the employ of the Company.

•	All subsidiary Controllers, who formerly reported to subsidiary General Managers, also now report directly to the Company’s Corporate finance organization.

•	Detailed quarterly review of all software revenue transactions by the Company’s Corporate finance organization.

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

     While there have been significant changes (described above) in the Company’s internal control over financial reporting since October 31, 2004, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2002 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The certifications of the Company’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q/A include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

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
Date: March 1, 2005

/s/ John J. Millerick

John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date: March 1, 2005

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