Form 10-Q/A
period 2003-01-31
ANALOGIC CORP
filed 2005-03-03
CIK 6284

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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED JANUARY 31, 2003
INTRODUCTORY NOTE
(in thousands, except for share data)

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended January 31, 2003 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (Unaudited) for the quarters ended January 31, 2003 and 2002, and (ii) revise related disclosures included in the Quarterly Report on Form 10-Q.

     On January 14, 2005, the Company announced that it would restate its financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years. The purpose of this restatement is to reflect the application of the appropriate accounting principles to the recognition of software revenue and related costs by Camtronics Medical Systems, Ltd. (“Camtronics”), a wholly owned U.S. subsidiary of the Company. The restatement primarily involves a deferral of Camtronics’ revenues and associated costs from the fiscal period in which they were originally recorded to subsequent fiscal periods. As restated, the Company’s financial results for the quarter ended January 31, 2003 reflect a reduction in revenues of $174 and net income of $49, and no change in basic and diluted earnings per share; and the Company’s financial results for the quarter ended January 31, 2002 reflect a reduction in revenues of $10 and net income of $10, and no change in basic and diluted earnings per share. As restated, the Company’s financial results for the six months ended January 31, 2003 reflect a reduction in revenues of $225 and net income of $72, and no change in basic and diluted earnings per share; and the Company’s financial results for the six months ended January 31, 2002 reflect a reduction in revenues of $664, net income of $267, and basic and diluted earnings per share of $0.02. See Note 2, “Restatement,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

     This Amendment No. 2 amends Part I, Items 1, 2, 3 and 4, and Part II, Item 6 of the Quarterly Report of Form 10-Q for the quarter ended January 31, 2003. This Amendment No. 2 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

INDEX

		Page No.
Part I. Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2003 (Restated) and July 31, 2002	4
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2003 (Restated) and 2002 (Restated)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2003 (Restated) and 2002 (Restated)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32-33
Part II. Other Information
Item 6.	Exhibits	34
Signatures		35
Exhibit Index		36
Certifications		37-40
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands)

	January 31,	July 31,
	2003	2002
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$135,130	$123,168
Marketable securities, at market	48,217	58,621
Accounts and notes receivable, net of allowance for doubtful accounts of $2,354 at January 31, 2003 and $1,308 at July 31, 2002	60,208	61,119
Inventory	65,916	65,128
Costs related to deferred revenue	4,374	2,503
Refundable and deferred income taxes	12,284	11,763
Other current assets	8,781	7,969

Total current assets	334,910	330,271
Property, plant and equipment, net	84,095	79,613
Investments in and advances to affiliated companies	11,028	12,810
Capitalized software, net	4,737	4,333
Goodwill	4,800	258
Intangible assets, net	10,534	1,970
Costs related to deferred revenue	12,313	9,164
Other assets	218	220

Total assets	$462,635	$438,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,384	$226
Obligations under capital leases	270	314
Accounts payable, trade	18,170	24,836
Accrued liabilities	22,524	16,948
Deferred revenue	10,426	8,618
Advance payments	18,922	62,244
Accrued income taxes	16,571	3,118

Total current liabilities	88,267	116,304

Long-term liabilities:
Mortgage and other notes payable	3,954	4,069
Obligations under capital leases	275	337
Deferred revenue	18,632	13,500
Deferred income taxes	6,797	2,429

Total long-term liabilities	29,658	20,335

Commitments
Stockholders’ equity:
Common stock, $.05 par value	707	706
Capital in excess of par value	41,352	39,379
Retained earnings	313,523	274,757
Accumulated other comprehensive income	572	(320)
Treasury stock, at cost	(7,612)	(8,313)
Unearned compensation	(3,832)	(4,209)

Total stockholders’ equity	344,710	302,000

Total liabilities and stockholders’ equity	$462,635	$438,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net revenue:
Product	$149,806	$63,287	$272,983	$127,788
Engineering	5,475	4,261	11,855	11,738
Other	1,690	1,952	4,366	4,924

Total net revenue	156,971	69,500	289,204	144,450

Cost of sales:
Product	87,965	39,862	155,587	81,560
Engineering	3,507	5,231	8,403	11,854
Other	1,125	1,266	2,366	2,721
Asset impairment charges				8,883

Total cost of sales	92,597	46,359	166,356	105,018

Gross margin	64,374	23,141	122,848	39,432

Operating expenses:
Research and product development	14,571	10,382	25,948	20,544
Selling and marketing	8,448	7,830	16,380	16,118
General and administrative	8,595	6,575	16,428	14,440

	31,614	24,787	58,756	51,102

Income (loss) from operations	32,760	(1,646)	64,092	(11,670)

Other (income) expense:
Interest income	(1,221)	(1,031)	(2,509)	(2,270)
Interest expense	82	153	151	237
Equity in unconsolidated affiliates	855	(379)	2,093	(1,033)
Other, net	(1,301)	128	(1,644)	294

	(1,585)	(1,129)	(1,909)	(2,772)

Income (loss) before income taxes	34,345	(517)	66,001	(8,898)
Provision (benefit) for income taxes	13,080	(104)	25,109	(1,780)

Net income (loss)	$21,265	$(413)	$40,892	$(7,118)

Net income (loss) per common share:
Basic	$1.61	$(0.03)	$3.10	$(0.54)
Diluted	1.59	(0.03)	3.07	(0.54)
Weighted average shares outstanding:
Basic	13,215	13,071	13,194	13,073
Diluted	13,412	13,071	13,332	13,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended
	January 31,
	2003	2002
	Restated	Restated
OPERATING ACTIVITIES:
Net income (loss)	$40,892	$(7,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,595	(3,015)
Depreciation and amortization	9,332	7,861
Allowance for doubtful accounts	988	178
Impairment of assets	—	8,883
Loss on sale of equipment	8	52
Equity (gain) loss in unconsolidated affiliates	2,093	(1,033)
Compensation from stock grants	577	478
Net changes in operating assets and liabilities	(30,632)	6,861

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,853	13,147

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	—	(7,500)
Return of investment from affiliated company	516	1,502
Acquisition of businesses, net of cash acquired	(2,851)	—
Acquisition of assets	(10,149)	—
Additions to property, plant and equipment	(9,191)	(13,387)
Capitalized software	(1,071)	(1,334)
Proceeds from sale of property, plant and equipment	94	39
Maturities of marketable securities	10,225	7,475

NET CASH USED FOR INVESTING ACTIVITIES	(12,427)	(13,205)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(234)	(945)
Issuance of stock pursuant to stock options and employee stock purchase plan	2,451	374
Dividends paid to shareholders	(2,126)	(1,851)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	91	(2,422)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,555)	562

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,962	(1,918)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,168	46,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,130	$44,095

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

2. Restatement:

     The Company is restating its condensed financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods included in those fiscal years to reflect the application of the appropriate accounting principles to the recognition of software revenue and related costs by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”). As restated, the Company’s financial results for the quarter ended January 31, 2003 reflect a reduction in revenues of $174 and net income of $49, and no change in basic and diluted earning per share; and the Company’s financial results for the quarter ended January 31, 2002 reflect a reduction in revenues of $10 and net income of $10, and no change in basic and diluted earnings per share. As restated, the Company’s financial results for the six months ended January 31, 2003 reflect a reduction in revenues of $225 and net income of $72, and no change in basic and diluted earnings per share; and the Company’s financial results for the six months ended January 31, 2002 reflect a reduction in revenues of $664, net income of $267, and basic and diluted earnings per share of $0.02, in each case as compared to the Company’s financial results previously reported for the three and six months ended January 31, 2003 and 2002. There are also resulting changes to the captions within the net Cash Provided by Operating Activities on the Statement of Cash Flows.

     Summarized below is a more detailed discussion of the restatement affecting the three and six months ended January 31, 2003 and 2002, and a comparison of the amounts previously reported in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations in the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2003 and 2002. The Company reclassified certain intangibles and goodwill balances related to the Company’s ownership of Cedara Software Corporation (“Cedara”) to investment in and advances to affiliated companies in the unaudited condensed consolidated balance sheets, and reclassified in the unaudited condensed consolidated statements of operations the amortization of intangible assets related to Cedara from general and administrative expense to equity loss in unconsolidated affiliates.

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

Statements of Operations:

	Three Months Ended January 31, 2003
		(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$149,980	$149,806	$(174	)(a)
Engineering	5,475	5,475
Other	1,690	1,690

Total net revenue	157,145	156,971	(174)

Cost of sales:
Product	88,051	87,965	(86	)(b)
Engineering	3,507	3,507
Other	1,125	1,125

Total cost of sales	92,683	92,597	(86)

Gross margin	64,462	64,374	(88)

Operating expenses:
Research and product development	14,571	14,571
Selling and marketing	8,456	8,448	(8	)(c)
General and administrative	8,847	8,595	(252	)(d)

	31,874	31,614	(260)

Income from operations	32,588	32,760	172

Other (income) expense:
Interest income	(1,221)	(1,221)
Interest expense	82	82
Equity in unconsolidated affiliates	603	855	252	(e)
Other, net	(1,301)	(1,301)

	(1,837)	(1,585)	252

Income before income taxes	34,425	34,345	(80)
Provision for income taxes	13,111	13,080	(31	)(f)

Net income	$21,314	$21,265	$(49)

Net income per common share:
Basic	$1.61	$1.61
Diluted	1.59	1.59
Weighted average shares outstanding:
Basic	13,215	13,215
Diluted	13,412	13,412

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP97-2	$(174)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(86)

(c)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$(8)

(d)	General and administrative
	Reclassification not impacting net income	$(252)

(e)	Equity in unconsolidated affiliates
	Reclassification not impacting net income	$252

(f)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(31)

Statements of Operations:

	Six Months Ended January 31, 2003
		(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$273,208	$272,983	$(225	)(a)
Engineering	11,855	11,855
Other	4,366	4,366

Total net revenue	289,429	289,204	(225)

Cost of sales:
Product	155,684	155,587	(97	)(b)
Engineering	8,403	8,403
Other	2,366	2,366

Total cost of sales	166,453	166,356	(97)

Gross margin	122,976	122,848	(128)

Operating expenses:
Research and product development	25,948	25,948
Selling and marketing	16,390	16,380	(10	)(c)
General and administrative	16,932	16,428	(504	)(d)

	59,270	58,756	(514)

Income from operations	63,706	64,092	386

Other (income) expense:
Interest income	(2,509)	(2,509)
Interest expense	151	151
Equity in unconsolidated affiliates	1,589	2,093	504	(e)
Other, net	(1,644)	(1,644)

	(2,413)	(1,909)	504

Income before income taxes	66,119	66,001	(118)
Provision for income taxes	25,155	25,109	(46	)(f)

Net income	$40,964	$40,892	$(72)

Net income per common share:
Basic	$3.10	$3.10
Diluted	3.07	3.07
Weighted average shares outstanding:
Basic	13,194	13,194
Diluted	13,332	13,332

     Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP97-2	$(225)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(97)

(c)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$(10)

(d)	General and administrative
	Reclassification not impacting net income	$(504)

(e)	Equity in unconsolidated affiliates
	Reclassification not impacting net income	$504

(f)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(46)

Statements of Operations:

	Three Months ended January 31, 2002
		(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$63,297	$63,287	$(10	) (a)
Engineering	4,261	4,261
Other	1,952	1,952

Total net revenue	69,510	69,500	(10)

Cost of sales:
Product	39,860	39,862	2	(b)
Engineering	5,231	5,231
Other	1,266	1,266

Total cost of sales	46,357	46,359	2

Gross margin	23,153	23,141	(12)

Operating expenses:
Research and product development	10,382	10,382
Selling and marketing	7,830	7,830
General and administrative	6,827	6,575	(252)	(c)

	25,039	24,787	(252)

Income (loss) from operations	(1,886)	(1,646)	240

Other (income) expense:
Interest income	(1,031)	(1,031)
Interest expense	153	153
Equity in unconsolidated affiliates	(631)	(379)	252	(d)
Other, net	128	128

	(1,381)	(1,129)	252

Income (loss)before income taxes and minority interest	(505)	(517)	(12)
Provision (benefit)for income taxes	(102)	(104)	(2)	(e)

Net income (loss)	$(403)	$(413)	$(10)

Net income (loss)per common share:
Basic	$(0.03)	$(0.03)
Diluted	(0.03)	(0.03)
Weighted average shares outstanding:
Basic	13,071	13,071
Diluted	13,071	13,071

     Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP97-2	$(10)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$2

(c)	General and administrative
	Reclassification not impacting net income	$(252)

(d)	Equity in unconsolidated affiliates
	Reclassification not impacting net income	$252

(e)	Provision (benefit) for income taxes
	Net increase in benefit due to above adjustments	$(2)

Statements of Operations:

	Six Months Ended January 31, 2002
		(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$128,452	$127,788	$(664	)(a)
Engineering	11,738	11,738
Other	4,924	4,924

Total net revenue	145,114	144,450	(664)

Cost of sales:
Product	81,849	81,560	(289	)(b)
Engineering	11,854	11,854
Other	2,721	2,721
Asset impairment charges	8,883	8,883

Total cost of sales	105,307	105,018	(289)

Gross margin	39,807	39,432	(375)

Operating expenses:
Research and product development	20,544	20,544
Selling and marketing	16,159	16,118	(41	)(c)
General and administrative	14,776	14,440	(336	)(d)

	51,479	51,102	(377)

Income (loss) from operations	(11,672)	(11,670)	2

Other (income) expense:
Interest income	(2,033)	(2,033)
Equity in unconsolidated affiliates	(1,369)	(1,033)	336	(e)
Other, net	294	294

	(3,108)	(2,772)	336

Income (loss) before income taxes	(8,564)	(8,898)	(334)
Provision (benefit) for income taxes.	(1,713)	(1,780)	(67	)(f)

Net income (loss)	$(6,851)	$(7,118)	$(267)

Net income (loss) per common share:
Basic	$(0.52)	$(0.54)	(0.02	) (g)
Diluted	(0.52)	(0.54)	(0.02	) (h)
Weighted average shares outstanding:
Basic	13,073	13,073
Diluted	13,073	13,073

     Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP97-2	$(664)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(289)

(c)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$(41)

(d)	General and administrative
	Reclassification not impacting net income	$(336)

(e)	Equity in unconsolidated affiliates
	Reclassification not impacting net income	$336

(f)	Provision (benefit) for income taxes
	Net increase in benefit due to above adjustments	$(67)

(g)	Net income (loss) per common share: Basic
	Net effect to basic earnings per share due to above adjustments	$(0.02)

(h)	Net income (loss) per common share: Diluted
	Net effect to diluted earnings per share due to above adjustments	$(0.02)

Balance Sheets:

	January 31, 2003
		(unaudited)
	Previously
	Reported	Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$135,130	$135,130
Marketable securities, at market	48,217	48,217
Accounts and notes receivable, net of allowance for doubtful accounts	60,208	60,208
Inventories	65,916	65,916
Costs related to deferred revenue	3,945	4,374	$429	(a)
Refundable and deferred income taxes	12,044	12,284	240	(b)
Other current assets	8,781	8,781

Total current assets	334,241	334,910	669
Property, plant and equipment, net	84,095	84,095
Investments in and advances to affiliated companies	6,051	11,028	4,977	(c)
Capitalized software, net	4,737	4,737
Goodwill	6,090	4,800	(1,290	) (d)
Intangible assets, net	14,221	10,534	(3,687	) (e)
Costs related to deferred revenue	11,732	12,313	581	(f)
Other assets	218	218

Total assets	$461,385	$462,635	$1,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,384	$1,384
Obligations under capital leases	270	270
Accounts payable, trade	18,015	18,170	$155	(g)
Accrued liabilities	22,524	22,524
Deferred revenue	9,612	10,426	814	(h)
Advance payments and other	18,922	18,922
Accrued income taxes	16,546	16,571	25	(i)

Total current liabilities	87,273	88,267	994

Long-term liabilities:
Mortgage and other notes payable	3,954	3,954
Obligations under capital leases	275	275
Deferred revenue	17,953	18,632	679	(j)
Deferred income taxes	6,797	6,797

Total long-term liabilities	28,979	29,658	679

Commitments
Stockholders’ equity:
Common stock, $.05 par value	707	707
Capital in excess of par value	41,352	41,352
Retained earnings	313,946	313,523	(423	) (k)
Accumulated other comprehensive income	572	572
Treasury stock, at cost	(7,612)	(7,612)
Unearned compensation	(3,832)	(3,832)

Total stockholders’ equity	345,133	344,710	(423)

Total liabilities and stockholders’ equity	$461,385	$462,635	$1,250

     The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of current period restatement for deferrals of revenue and related costs; and (2) the cumulative effect at the beginning of the quarter for the restatement of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Costs related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$429

(b)	Refundable and deferred income taxes
	Deferred income tax related to deferred costs and revenue	$240

(c)	Investment in and advances to affiliated companies
	Intangible asset reclassification not impacting net income	$3,687
	Goodwill reclassification not impacting net income	1,290

	Total	$4,977

(d)	Goodwill
	Reclassifications not impacting net income	$(1,290)

(e)	Intangible assets, net
	Reclassifications not impacting net income	$(3,687)

(f)	Costs related to deferred revenue (long-term)
	Deferred costs related to deferred revenue	$581

(g)	Accounts payable, trade
	Accrued license related to deferred revenue	$155

(h)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$814

(i)	Accrued income taxes
	Tax provision adjusted for the change to net income	$25

(j)	Deferred revenue (long-term)
	Deferred revenue classified as long-term	$679

(k)	Retained earnings
	Net effect to retained earnings from above adjustments:
	Cumulative effect through July 31, 2002	$(351)
	Effect for the six months ended January 31, 2003	$(72)

	Total	$(423)

3. Balance sheet information:

     Additional information for certain balance sheet accounts is as follows for the dates indicated:

	January 31,	July 31,
	2003	2002
Inventory:
Raw materials	$37,236	$34,753
Work-in-process	15,735	19,882
Finished goods	12,945	10,493

	$65,916	$65,128

Accrued liabilities:
Accrued employee compensation and benefits	$12,025	$11,036
Accrued warranty	6,927	3,235
Other	3,572	2,677

	$22,524	$16,948

Advance payments and other:
Long-lead-time components	$8,850	$50,550
Ramp-up funds	7,210	7,943
Customer deposits	2,862	3,751

	$18,922	$62,244

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

5. Investments in and advances to affiliated companies:

     Summarized results of operations of the Company’s partially owned equity affiliates are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2003	2002	2003	2002
Net revenue	$9,584	$11,546	$15,201	$14,673
Gross margin	4,932	8,956	7,698	10,817
Income (loss) from operations before extraordinary items and discontinued operations	(1,671)	(108)	(5,586)	267
Net income (loss)	(1,725)	1,408	(5,567)	1,780

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

     The following table reflects the unaudited net income, as adjusted, of the Company, giving effect to SFAS No. 142 as if it were adopted on August 1, 2001:

	Three Months		Six Months
	Ended		Ended
	January 31,		January 31,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss), as reported	$21,265	$(413)	$40,892	$(7,118)
Add goodwill amortization expense		34		68

Net income (loss), as adjusted	$21,265	$(379)	$40,892	$(7,050)

Basic earning (loss) per common share:
As reported	$1.61	$(0.03)	$3.10	$(0.54)
As adjusted	$1.61	(0.03)	$3.10	$(0.54)
Diluted earning (loss) per common share:
As reported	$1.59	(0.03)	$3.07	$(0.54)
As adjusted	$1.59	(0.03)	$3.07	$(0.54)

     Intangible assets at January 31, 2003 and July 2002, which will continue to be amortized, consisted of the following:

	January 31, 2003			July 31, 2002
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	Restated	Restated	Restated
Amortizable Intangible Assets:
Software Technology	$2,312	$594	$1,718	$2,312	$396	$1,916
Intellectual Property	9,346	530	8,816	100	46	54

	$11,658	$1,124	$10,534	$2,412	$442	$1,970

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

2003 (Remaining 6 months)	$1,140
2004	2,238
2005	2,232
2006	2,398
2007	2,005
2008	521

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

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss)	$21,265	$(413)	$40,892	$(7,118)

Basic:
Weighted average number of common shares outstanding	13,215	13,071	13,194	13,073

Net income (loss) per share	$1.61	$(0.03)	$3.10	$(0.54)

Diluted:
Weighted average number of common shares outstanding	13,215	13,071	13,194	13,073
Dilutive effect of stock options	197	—	138

Total	13,412	13,071	13,332	13,073

Net income (loss) per share	$1.59	$(0.03)	$3.07	$(0.54)

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

9. Comprehensive income (loss):

     The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months		Six Months
	Ended		Ended
	January 31,		January 31,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss)	$21,265	$(413)	$40,892	$(7,118)
Other comprehensive income (loss),net of taxes:
Unrealized gains and losses from marketable securities, net of taxes of $96 and ($62), for the three months ended January 31, 2003 and 2002, and ($71) and $167 for the six months ended January 31, 2003, and 2002	146	(94)	(108)	256
Foreign currency translation adjustment, net of taxes of $517 and ($208), for the three months ended January 31, 2003 and 2002, and $579 and ($169) for the six months ended January 31, 2003 and 2002	789	(318)	1,000	(259)

Total comprehensive income (loss)	$22,200	$(825)	$41,784	$(7,121)

10. Supplemental disclosure of cash flow information:

     Changes in operating assets and liabilities, net of the impact due to acquisitions, are as follows:

	Six Months Ended
	January 31,
	2003	2002
	Restated	Restated
Accounts and notes receivable	$2,878	$10,274
Accounts receivable from affiliates	601
Inventories	2,462	(3,394)
Costs related to deferred revenue	(5,020)	(2,656)
Other current assets	(635)	152
Other assets	(3,198)	291
Accounts payable, trade	(7,643)	1,341
Accrued liabilities	3,951	(2,868)
Advance payments and deferred revenue	(37,430)	3,962
Accrued income taxes	13,402	(241)

Net changes in operating assets and liabilities	$(30,632)	$6,861

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Revenues:
Imaging technology products	$150,763	$60,079	$272,667	$121,860
Signal processing technology products	4,518	7,469	12,171	17,666
Corporate and other	1,690	1,952	4,366	4,924

Total	$156,971	$69,500	$289,204	$144,450

Income (loss) before income taxes:
Imaging technology products	$35,309	$753	$64,805	$2,513
Signal processing technology products(A)	(2,359)	(2,315)	(1,971)	(14,469)
Corporate and other	1,395	1,045	3,167	3,058

Total	$34,345	$(517)	$66,001	$(8,898)

	January 31,	July 31,
	2003	2002
	Restated
Identifiable assets:
Imaging technology products	$236,116	$199,113
Signal processing technology products	11,265	14,260
Corporate and other(B)	215,254	225,266

Total	$462,635	$438,639

(A)	Includes asset impairment charges on a pre-tax basis of $8,883 during the six months ended January 31, 2002.

(B)	Includes cash equivalents and marketable securities of $171,978 and $174,336 at January 31, 2003, and July 31, 2002, respectively.

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

All dollar amounts in this Item 2 are in thousands except per share data

     The following information has been amended to reflect the revisions made to the Condensed Consolidated Financial Statements as further discussed in Note 2, “Restatement.” This information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A.

Critical Accounting Policies, Judgments, and Estimates:

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

Results of Operations

     Six Months Fiscal 2003 (01/31/03) vs. Six Months Fiscal 2002 (01/31/02)

     Product revenue for the six months ended January 31, 2003 was $272,983 as compared to $127,788 for the same period last year, an increase of 114%. The increase of $145,195 was primarily due to an increase of $153,500 in sales of Medical and Security Imaging Products, offset by a reduction in sales of Signal Processing Technology Products in the amount of $8,305 due primarily to lower demand for embedded multiprocessing equipment. Of the increased sales amount, $160,815 represents sales of EXACT systems and spare parts, $5,074 represents sales by Sound Technology Inc. (“STI”), and $9,364 represents sales due to increased demand for the Company’s Data Acquisitions Systems. These revenues were partially offset by a decrease of $18,728 primarily due to a reduction in sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly quarter to quarter.

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

     Cost of product sales was $155,587 and $81,560 for the six months ended January 31, 2003 and 2002, respectively. Cost of product sales, as a percentage of product revenue was 57% for the six months ended January 31, 2003 compared to 64% for the same period last year. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the increased sales of security imaging technology products, which have lower cost of sales than most of the Company’s other products.

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

     Selling and marketing expenses were $16,380 for the six months ended January 31, 2003, or 6% of the total revenue, as compared to $16,118 or 11% of total revenue for the same period last year. The increase of $262 is primarily associated with additional selling and marketing efforts by the Company’s subsidiaries, Camtronics Medical Systems, Ltd. and B-K Medical Systems A/S.

     General and administrative expenses were $16,428, or 6% of total revenue, for the six months ended January 31, 2003 as compared to $14,440, or 10% of total revenue, for the same period last year. The increase of $1,988 was due primarily attributable to increased salaries, bonuses paid and accrued, provisions made for the 401(k)/profit sharing plan of approximately $800, bad debt expenses of approximately $600 primarily related to an unsecured note receivable, and approximately $300 related to incremental costs due to the acquisition of Sound Technology Inc., partially offset by a reduction of approximately $300 in outside consulting services.

     Interest income was $2,509 for the six months ended January 31, 2003 as compared with $2,270 for the same period last year. The increase of $239 was primarily the result of higher invested cash balances partially offset by lower effective interest rates on short-term investments.

     The Company recorded a loss of $2,093 related to equity in unconsolidated affiliates for the six months ended January 31, 2003 as compared to a gain of $1,033 for the same period last year. The equity loss consists primarily of $790 and $1,436 reflecting the Company’s share of losses in Shenzhen Anke High-Tech Co., Ltd. (“SAHCO”) and Cedara Software Corp., respectively, for the six months ended January 31, 2003, compared with an equity gain of $333 for SAHCO and an equity loss of $109 for Cedara Software Corp., for the same period last year. For the six months ended January 31, 2003 and 2002, the Company also recorded a gain in equity of $160 and $825, respectively, reflecting the Company’s share of profit in Enhanced CT Technology LLC.

     Other income was $1644 for the six months ended January 31, 2003 compared to a loss of $294 for the same period last year. Other income for the first six months of fiscal 2003 represents primarily currency exchange gains from the intercompany balances with the Company’s Canadian and Danish subsidiary, versus currency exchange losses for the same period last year for the intercompany balances with the Company’s Canadian and Danish subsidiaries.

     The effective tax rate for the six months ended January 31, 2003 was 38% versus 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax-exempt interest and extraterritorial income exclusion as percentage of pretax income.

     Net income for the six months ended January 31, 2003 was $40,892 or $3.10 per basic earnings per share and $3.07 per diluted earnings per share as compared to a net loss of $7,118 or $ 0.54 per basic and diluted earnings per share for the same period last year. The increase in net income over the prior year was primarily the result of increased revenue and profit derived from the sale of EXACT systems. The prior year’s loss included a pre-tax asset impairment charge of $8,883 related to certain assets of the Company’s Anatel subsidiary and its Test and Measurement division.

Results of Operations

     Second Quarter Fiscal 2003 (01/31/03) vs. Second Quarter Fiscal 2002 (01/31/02)

     Product revenue for the three months ended January 31, 2003 was $149,806 as compared to $63,287 for the same period last year, an increase of $86,519 or 137%. The increase was primarily due to $90,158 in sales of Medical and Security Imaging Products offset by a decrease of $3,639 of sales of Signal Processing Technology Products due to lower demand for embedded multiprocessing equipment. Of the increased sales amount $87,961 represents sales of EXACT systems and spare parts, and $5,074 represents sales by STI. These increases were partially offset by a decrease of $8,073 primarily due to a reduction of sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips and, to a lesser extent, a decline in sales of Direct Digital Radiography systems. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

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

     Cost of product sales was $87,965 for the quarter ended January 31, 2003, compared to $39,862 for the same period last year. Cost of product sales as a percentage of product revenue was 59% and 63% for the three months ended January 31, 2003 and 2002, respectively. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the sale of security imaging technology products, which have lower cost of sales than most of the Company’s other products.

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

     Research and product development expenses were $14,571 for the three months ended January 31, 2003, or 9% of total revenue, compared to $10,382 for the same period last year, or 15% of total revenue. The increase of $4,189 was due to the Company continuing to focus substantial resources in developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital X-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security imaging systems for a variety of applications. The Company is in the initial stages of testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, “carry-in” baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security needs in the United States and abroad.

     Selling and marketing expenses were $8,448 for the three months ended January 31, 2003, or 5% of total revenue, compared to $7,830 or 11% of total revenue for the same period last year. The increase of $618 was primarily associated with additional selling and marketing efforts by the Company’s subsidiaries, Camtronics Medical Systems, Ltd. and B-K Medical Systems S/A.

     General and administrative expenses were $8,595, or 5% of total revenue, for the three months ended January 31, 2003, as compared to $6,575 or 9% of total revenue, for the same period last year. The increase of $2,020 was primarily attributable to increased salaries, bonuses paid and accrued, provisions made for the 401(k)/profit-sharing plan of approximately $900, approximately $250 in amortization related to acquired intangible assets, and approximately $300 related to incremental costs due to the acquisition of Sound Technology Inc.

     Interest income was $1,221 for the three months ended January 31, 2003, compared to $1,031 for the same period last year. The increase of $190 was due to higher invested cash balances partially offset by lower effective interest rates.

     The Company recorded a loss of $855 related to equity in unconsolidated affiliates for the three months ended January 31, 2003, as compared to a gain of $379 for the same period last year. The equity loss consists primarily of $321 and $689 reflecting the Company’s share of losses in SAHCO and Cedara Software Corporation, respectively, partially offset by a gain in equity of $160 for the Company’s share of profit in Enhanced CT Technologies LLC. For the three months ended January 31, 2002, the Company recorded a gain in equity of $418 reflecting the Company’s share of profit in Enhanced CT Technology LLC, and an equity loss of $25 reflecting the Company’s share of loss in Cedara Software Corporation.

     Other income was $1,301 for the three months ended January 31, 2003, compared to a loss of $128 for the same period last year. Other income for the current quarter primarily represents currency exchange gains from the intercompany balances with the Company’s Canadian and Danish subsidiary, versus currency exchange loss for the same period last year from the intercompany balances with Company’s Canadian and Danish subsidiaries.

     The effective tax rate for the three months ended January 31, 2003 was 38% versus 20% for the same period last year. This increase in the effective tax rate was due primarily to the less significant impact of the benefit of both tax-exempt interest and the extraterritorial income exclusion as a percentage of pretax income.

     Net income for the three months ended January 31, 2003, was $21,265 or $1.61 per basic earnings per share and $1.59 per diluted earnings per share as compared to a net loss of $413 or $0.03 per basic and diluted earnings per share for the same period last year. The increase in net income over the prior year was primarily the result of increased revenue and profit derived from the sales of EXACT systems.

Liquidity and Capital Resources

     The Company’s balance sheet reflects a current ratio of 3.8 to 1 at January 31, 2003, and 2.8 to 1 at July 31, 2002. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .34 to 1 at January 31, 2003, and .45 to 1 at July 31, 2002. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months.

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

     Cash flow provided from operations was $25,853 for the first six months of fiscal 2003 compared to $13,147 during the same period of the prior year. The increase in cash flow from operations of $12,706 during the first six months of fiscal 2003 over the prior year period resulted primarily from increases in net income of $48,010 offset by a significant reduction in advance payments and deferred revenue of $41,392 primarily related to the EXACT contract with L-3.

     Net cash used in investing activities was $12,427 for the first six months of fiscal 2003 compared to $13,205 for the same period last year. The decrease in net cash used of $778 was primarily due to reduced capital spending of $4,196 and $2,750 maturities of marketable securities which matured that the Company decided not to reinvest, offset by increased spending related to business acquisitions and investments in and advancements to affiliated companies of $5,500.

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

     As of January 31, 2003, the Company had approximately $30,000 in revolving credit facilities with various banks available for direct borrowings. As of January 31, 2003, there were no direct borrowings. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender through a provision of a credit facility for approximately $9,800.

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

     The Company’s three largest customers for the fiscal year ended July 31, 2002, each of which is a significant and valued customer, were Philips, General Electric and L-3 Communications, which accounted for approximately 18%, 12%, and 10%, respectively, of product and engineering revenue. For the six months ended January 31, 2003, these customers, L-3 Communications, General Electric and Philips accounted for approximately 57%, 7%, and 3%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2003. The Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared.

     The Company’s management performed its initial evaluation of its disclosure controls and procedures shortly following the quarter ended January 31, 2003. However, in the course of preparing its Annual Report on Form 10-K for the fiscal year ended July 31, 2004, the Company further evaluated certain information leading it to question whether appropriate software revenue recognition procedures had been followed in all cases by its Camtronics Medical Systems Ltd. subsidiary. The Company conducted a review of Camtronics transactions and the revenue recognition procedures followed, which has led the Company to restate its financial statements for the first three quarters of the fiscal year ended July 31, 2004 and for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements). Based upon this subsequent evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by management, as well as the information learned as a result of its review of Camtronics transactions, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2003, there were a number of significant deficiencies in the controls and procedures relating to the Company’s Camtronics subsidiary that together constitute a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively as of January 31, 2003.

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

     While there have been significant changes (described above) in the Company’s internal control over financial reporting since October 31, 2004, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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