Form 10-Q/A
period 2003-04-30
ANALOGIC CORP
filed 2005-03-03
CIK 6284

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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED APRIL 30, 2003
INTRODUCTORY NOTE
(in thousands, except per share data)

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended April 30, 2003 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (Unaudited) for the quarters ended April 30, 2003 and 2002 and (ii) revise related disclosures included in the Quarterly Report on Form 10-Q.

     On January 14, 2005, the Company announced that it would restate its financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years. The purpose of this restatement is to reflect the application of the appropriate accounting principles to the recognition of software revenue and related costs by Camtronics Medical Systems, Ltd. (“Camtronics”), a wholly owned U.S. subsidiary of the Company. The restatement primarily involves a deferral of Camtronics’ revenues and associated costs from the fiscal period in which they were originally recorded to subsequent fiscal periods. As restated, the Company’s financial results for the quarter ended April 30, 2003 reflect an increase in revenues of $769 and net income of $109, and basic and diluted earnings per share of $0.01; and the Company’s financial results for the quarter ended April 30, 2002 reflect a reduction in revenues of $207 an increase in net income of $49, and no change in basic and diluted earnings per share. As restated, the Company’s financial results for the nine months ended April 30, 2003 reflect an increase in revenues of $544 and net income of $37, and basic and diluted earnings per share of $0.01; the Company’s financial results for the nine months ended April 30, 2002 reflect a reduction in revenues of $871 and net income of $218, and basic and diluted earnings per share of $0.02. See Note 2, “Restatement,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

     This Amendment No. 2 amends Part I, Items 1, 2, and 4, and Part II, Item 6 of the Quarterly Report of Form 10-Q for the quarter ended April 30, 2003. This Amendment No. 2 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of April 30, 2003 (Restated) and July 31, 2002	4
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2003 (Restated) and 2002 (Restated)	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2003 (Restated) and 2002 (Restated)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7-25
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-32
Item 4. Controls and Procedures	32-33
Part II. Other Information
Item 6. Exhibits	34
Signatures	35
Exhibit Index	36
Certifications	37-40
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	April 30,	July 31,
	2003	2002
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$143,607	$123,168
Marketable securities, at market	44,344	58,621
Accounts and notes receivable, net of allowance for doubtful accounts of $2,841 at April 30, 2003 and $1,308 at July 31, 2002.	55,712	61,119
Inventories	62,686	65,128
Costs related to deferred revenue	4,258	2,503
Refundable and deferred income taxes	11,970	11,763
Other current assets	7,944	7,969

Total current assets	330,521	330,271
Property, plant and equipment, net	84,276	79,613
Investments in and advances to affiliated companies	10,775	12,810
Capitalized software, net	5,359	4,333
Goodwill	2,306	258
Intangible assets, net	12,478	1,970
Costs related to deferred revenue	11,694	9,164
Other assets	2,334	220

Total assets	$459,743	$438,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,389	$226
Obligations under capital leases	209	314
Accounts payable, trade	20,566	24,836
Accrued liabilities	23,841	16,948
Deferred revenue	13,850	8,618
Advance payments	9,757	62,244
Accrued income taxes	9,811	3,118

Total current liabilities	79,423	116,304

Long-term liabilities:
Mortgage and other notes payable	3,895	4,069
Obligations under capital leases	243	337
Deferred revenue	16,642	13,500
Deferred income taxes	7,069	2,429

Total long-term liabilities	27,849	20,335

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par	709	706
Capital in excess of par value	44,215	39,379
Retained earnings	319,419	274,757
Accumulated other comprehensive income	881	(320)
Treasury stock, at cost	(7,447)	(8,313)
Unearned compensation	(5,306)	(4,209)

Total stockholders’ equity	352,471	302,000

Total liabilities and stockholders’ equity	$459,743	$438,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net revenue:
Product	$94,170	$63,976	$367,153	$191,764
Engineering	4,949	5,988	16,804	17,726
Other	1,718	1,941	6,084	6,865

Total net revenue	100,837	71,905	390,041	216,355

Cost of sales:
Product	56,844	39,956	212,431	121,516
Engineering	3,802	5,620	12,205	17,474
Other	1,094	1,126	3,460	3,847
Asset impairment charges				8,883

Total cost of sales	61,740	46,702	228,096	151,720

Gross margin	39,097	25,203	161,945	64,635

Operating expenses:
Research and product development	14,591	9,222	40,539	29,766
Selling and marketing	9,014	8,103	25,394	24,221
General and administrative	8,076	6,653	24,504	21,093

	31,681	23,978	90,437	75,080

Income (loss) from operations	7,416	1,225	71,508	(10,445)

Other (income) expense:
Interest income	(1,302)	(980)	(3,811)	(3,250)
Interest expense	89	67	240	304
Equity in unconsolidated affiliates	455	940	2,548	(93)
Other, net	(1,095)	(428)	(2,739)	(134)

	(1,853)	(401)	(3,762)	(3,173)

Income (loss) before income taxes	9,269	1,626	75,270	(7,272)
Provision (benefit) for income taxes	2,304	(1,710)	27,413	(3,490)

Net income (loss)	$6,965	$3,336	$47,857	$(3,782)

Net income (loss) per common share:
Basic	$0.52	$0.25	$3.62	$(0.29)
Diluted	0.52	0.25	3.59	(0.29)
Weighted average shares outstanding:
Basic	13,290	13,112	13,225	13,107
Diluted	13,390	13,256	13,351	13,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	April 30,
	2003	2002
	Restated	Restated
OPERATING ACTIVITIES:
Net income (loss)	$47,857	$(3,782)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,715	(5,339)
Depreciation and amortization	14,134	11,986
Allowance for doubtful accounts	1,572	415
Impairment of assets	—	8,883
Loss on sale of equipment	49	58
Equity (gain) loss in unconsolidated affiliates	2,548	(93)
Compensation from stock grants	984	733
Net changes in operating assets and liabilities	(33,447)	39,178

NET CASH PROVIDED BY OPERATING ACTIVITIES:	36,412	52,039

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	—	(9,500)
Return of investment from affiliated company	516	1,502
Acquisition of businesses, net of cash acquired	(2,851)	—
Acquisition of assets	(10,149)	—
Additions to property, plant and equipment	(11,901)	(18,332)
Capitalized software	(2,048)	(1,767)
Proceeds from sale of property, plant and equipment	133	74
Maturities of marketable securities	13,915	11,585

NET CASH USED FOR INVESTING ACTIVITIES	(12,385)	(16,438)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(403)	(1,044)
Issuance of stock pursuant to stock options and employee stock purchase plan	3,058	1,079
Dividends paid to shareholders	(3,195)	(2,776)

NET CASH USED FOR FINANCING ACTIVITIES	(540)	(2,741)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,048)	721

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,439	33,581
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,168	46,013

CASH AND CASH EQUIVALENTS, END OF PERIOD	$143,607	$79,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Basis of presentation:

     The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three and nine months ended April 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2003, or any other interim period.

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

2. Restatement

     The Company is restating its condensed financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods included in those fiscal years to reflect the application of the appropriate accounting principles to the recognition of software revenue and related costs by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”). As restated, the Company’s financial results for the quarter ended April 30, 2003 reflect an increase in revenues of $769 and net income of $109, and basic and diluted earnings per share of $0.01; and the Company’s financial results for the quarter ended April 30, 2002 reflect a reduction in revenues of $207 and an increase in net income of $49, and no change in basic and diluted earnings per share. As restated, the Company’s financial results for the nine months ended April 30, 2003 reflect an increase in revenues of $544 and net income of $37, and basic and diluted earnings per share of $0.01; the Company’s financial results for the nine months ended April 30, 2002 reflect a reduction in revenues of $871 and net income of $218, and basic and diluted earnings per share of $0.02, in each case as compared to the Company’s financial results previously reported for the three and nine months ended April 30, 2003 and 2002. There are also resulting changes to the captions within the net Cash Provided by Operating Activities on the Statement of Cash Flows.

     Summarized below is a more detailed discussion of the restatement affecting the quarters ended April 30, 2003 and 2002 and a comparison of the amounts previously reported in the unaudited condensed consolidated balance sheets and statements of operations in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2003 and 2002. The Company reclassified certain intangibles and goodwill balances related to the Company’s ownership of Cedara Software Corporation (“Cedara”) to investment in and advances to affiliated companies in the unaudited condensed consolidated balance sheets, and reclassified in the unaudited condensed consolidated statements of operations the amortization of intangible assets related to Cedara from general and administrative expense to equity in unconsolidated affiliates.

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

Statements of Operations:

	Three Months Ended
	April 30, 2003
		(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$93,401	$94,170	$769	(a)
Engineering	4,949	4,949
Other	1,718	1,718

Total net revenue	100,068	100,837	769

Cost of sales:
Product	56,441	56,844	403	(b)
Engineering	3,802	3,802
Other	1,094	1,094

Total cost of sales	61,337	61,740	403

Gross margin	38,731	39,097	366

Operating expenses:
Research and product development	14,591	14,591
Selling and marketing	8,965	9,014	49	(c)
General and administrative	8,328	8,076	(252	)(d)

	31,884	31,681	(203)

Income from operations:	6,847	7,416	569

Other (income) expense:
Interest income, net	(1,302)	(1,302)
Interest expense	89	89
Equity in unconsolidated affiliates	203	455	252	(e)
Other, net	(1,095)	(1,095)

	(2,105)	(1,853)	252

Income before income taxes	8,952	9,269	317
Provision for income taxes	2,096	2,304	208	(f)

Net income	$6,856	$6,965	$109

Net income per common share:
Basic	$0.51	$0.52	$0.01	(g)
Diluted	0.51	0.52	0.01	(h)
Weighted average shares outstanding:
Basic	13,290	13,290
Diluted	13,390	13,390

     Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP97-2	$769

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$403

(c)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$49

(d)	General and administrative
	Reclassifications not impacting net income	$(252)

(e)	Equity in unconsolidated affiliates
	Reclassifications not impacting net income	$252

(f)	Provision for income taxes
	Net increase to provision due to above adjustments	$208

(g)	Net income per common share: Basic
	Net effect to basic earnings per share due to adjustments	$0.01

(h)	Net income per common share: Diluted
	Net effect to diluted earnings per share due to adjustments	$0.01

Statements of Operations:

	Nine Months Ended
	April 30, 2003
	(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$366,609	$367,153	$544	(a)
Engineering	16,804	16,804
Other	6,084	6,084

Total net revenue	389,497	390,041	544

Cost of sales:
Product	212,125	212,431	306	(b)
Engineering	12,205	12,205
Other	3,460	3,460

Total cost of sales	227,790	228,096	306

Gross margin	161,707	161,945	238

Operating expenses:
Research and product development	40,539	40,539
Selling and marketing	25,355	25,394	39	(c)
General and administrative	25,260	24,504	(756	)(d)

	91,154	90,437	(717)

Income from operations:	70,553	71,508	955

Other (income) expense:
Interest income, net	(3,811)	(3,811)
Interest expense	240	240
Equity in unconsolidated affiliates	1,792	2,548	756	(e)
Other, net	(2,739)	(2,739)

	(4,518)	(3,762)	756

Income before income taxes	75,071	75,270	199
Provision for income taxes	27,251	27,413	162	(f)

Net income	$47,820	$47,857	$37

Net income per common share:
Basic	$3.61	$3.62	$0.01	(g)
Diluted	3.58	3.59	0.01	(h)
Weighted average shares outstanding:
Basic	13,225	13,225
Diluted	13,351	13,351

     Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP97-2	$544

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$306

(c)	Selling and marketing
	Adjust commission expense related to transactions for which revenue has been deferred	$39

(d)	General and administrative
	Reclassifications not impacting net income	$(756)

(e)	Equity in unconsolidated affiliates
	Reclassifications not impacting net income	$756

(f)	Provision for income taxes
	Net increase to provision due to above adjustments	$162

(g)	Net income per common share: Basic
	Net effect to basic earnings per share due to adjustments	$0.01

(h)	Net income per common share: Diluted
	Net effect to diluted earnings per share due to adjustments	$0.01

Statements of Operations:

	Three Months Ended
	April 30, 2002
		(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$64,183	$63,976	$(207	)(a)
Engineering	5,988	5,988
Other	1,941	1,941

Total net revenue	72,112	71,905	(207)

Cost of sales:
Product	40,060	39,956	(A	)(b)
Engineering	5,620	5,620
Other	1,126	1,126

Total cost of sales	46,806	46,702	(104)

Gross margin	25,306	25,203	(103)

Operating expenses:
Research and product development	9,222	9,222
Selling and marketing	8,120	8,103	(17	)(c)
General and administrative	6,905	6,653	(252	)(d)

	24,247	23,978	(269)

Income from operations:	1,059	1,225	166

Other (income) expense:
Interest income, net	(980)	(980)
Interest expense	67	67
Equity in unconsolidated affiliates	688	940	252	(e)
Other, net	(428)	(428)

	(653)	(401)	252

Income before income taxes	1,712	1,626	(86)
Provision (benefit) for income taxes	(1,575)	(1,710)	(135	)(f)

Net income	$3,287	$3,336	$49

Net income per common share:
Basic	$0.25	$0.25
Diluted	0.25	0.25
Weighted average shares outstanding:
Basic	13,112	13,112
Diluted	13,256	13,256

     Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP97-2	$(207)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(104)

(c)	Selling and marketing
	Adjust commission expense related to transaction for which revenue has been deferred	$(17)

(d)	General and administrative
	Reclassifications not impacting net income	$(252)

(e)	Equity in unconsolidated affiliates

	Reclassifications not impacting net income	$252

(f)	Provision (benefit) for income taxes
	Net increase in benefit due to above adjustments	$(135)

Statements of Operations:

	Nine Months Ended
	April 30, 2002
		(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$192,635	$191,764	$(871	)(a)
Engineering	17,726	17,726
Other	6,865	6,865

Total net revenue	217,226	216,355	(871)

Cost of sales:
Product	121,909	121,516	(393	)(b)
Engineering	17,474	17,474
Other	3,847	3,847
Asset impairment charges	8,883	8,883

Total cost of sales	152,113	151,720	(393)

Gross margin	65,113	64,635	(478)

Operating expenses:
Research and product development	29,766	29,766
Selling and marketing	24,279	24,221	(58	)(c)
General and administrative	21,681	21,093	(588	)(d)

	75,726	75,080	(646)

Loss from operations:	(10,613)	(10,445)	168

Other (income) expense:
Interest income, net	(3,250)	(3,250)
Interest expense	304	304
Equity in unconsolidated affiliates	(681)	(93)	588	(e)
Other, net	(134)	(134)

	(3,761)	(3,173)	588

Loss before income taxes	(6,852)	(7,272)	(420)
Provision (benefit) for income taxes	(3,288)	(3,490)	(202	)(f)

Net loss	$(3,564)	$(3,782)	$(218)

Net loss per common share:
Basic	$(0.27)	$(0.29)	$(0.02	)(g)
Diluted	(0.27)	(0.29)	(0.02	)(h)
Weighted average shares outstanding:
Basic	13,107	13,107
Diluted	13,107	13,107

     Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP97-2	$(871)

(b)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(393)

(c)	Selling and marketing
	Adjust commission expense related to transaction for which revenue has been deferred.	$(58)

(d)	General and administrative
	Reclassifications not impacting net income	$(588)

(e)	Equity in unconsolidated affiliates
	Reclassifications not impacting net income	$588

(f)	Provision (benefit) for income taxes
	Net increase in benefit due to above adjustments	$(202)

(g)	Net loss per common share: Basic
	Net effect to basic earnings per share due to adjustments	$(0.02)

(h)	Net loss per common share: Diluted
	Net effect to diluted earnings per share due to adjustments	$(0.02)

Balance Sheets:

	Three Months Ended
	April 30, 2003
		(unaudited)
	Previously
	Reported	Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$143,607	$143,607
Marketable securities, at market	44,344	44,344
Accounts and notes receivable, net of allowance for doubtful accounts	55,712	55,712
Inventories	62,686	62,686
Costs related to deferred revenue	4,250	4,258	$8	(a)
Refundable and deferred income taxes	11,849	11,970	121	(b)
Other current assets	7,944	7,944

Total current assets	330,392	330,521	129

Property, plant and equipment, net	84,276	84,276
Investments in and advances to affiliated companies	6,050	10,775	4,725	(c)
Capitalized software, net	5,359	5,359
Goodwill	3,596	2,306	(1,290	)(d)
Intangible assets, net	15,913	12,478	(3,435	)(e)
Costs related to deferred revenue	11,106	11,694	588	(f)
Other assets	2,334	2,334

Total assets	$459,026	$459,743	$717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,389	$1,389
Obligations under capital leases	209	209
Accounts payable, trade	20,373	20,566	$193	(g)
Accrued liabilities	23,841	23,841
Deferred revenue	13,820	13,850	30	(h)
Advance payments	9,757	9,757
Accrued income taxes	9,697	9,811	114	(i)

Total current liabilities	79,086	79,423	337

Long-term liabilities:
Mortgage and other notes payable	3,895	3,895
Obligations under capital leases	243	243
Deferred revenue	15,948	16,642	694	(j)
Deferred income taxes	7,069	7,069

Total long-term liabilities	27,155	27,849	694

Commitments and guarantees

Stockholders’ equity:
Common stock, $.05 par	709	709
Capital in excess of par value	44,215	44,215
Retained earnings	319,733	319,419	(314	)(k)
Accumulated other comprehensive income	881	881
Treasury stock, at cost	(7,447)	(7,447)
Unearned compensation	(5,306)	(5,306)

Total stockholders’ equity	352,785	352,471	(314)

Total liabilities and stockholders’ equity	$459,026	$459,743	$717

     The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of the current period restatement for deferrals of revenue and related costs; and (2) the cumulative effect at the beginning of the quarter for the restatements of prior periods of similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Costs related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$8

(b)	Refundable and deferred income taxes
	Deferred income tax related to deferred costs and revenue	$121

(c)	Investments in and advances to affiliated companies
	Intangible asset reclassification not impacting net income	$3,435
	Goodwill reclassification not impacting net income	1,290

		$4,725

(d)	Goodwill
	Reclassification not impacting net income	$(1,290)

(e)	Intangible assets, net
	Reclassifications not impacting net income	$(3,435)

(f)	Costs related to deferred revenue (long-term)
	Deferred costs related to deferred revenue	$588

(g)	Accounts payable, trade
	Accrued license related to deferred revenue	$193

(h)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$30

(i)	Accrued income taxes
	Tax provision adjusted for the change to net income	$114

(j)	Deferred revenue (long-term)
	Deferred revenue classified as long-term	$694

(k)	Retained earnings
	Net effect to retained earnings from above adjustments:
	Cumulative effect through July 31, 2002	$(351)
	Effect for the nine months ended April 30, 2003	37

	Total	$(314)

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

If the Company had adopted the fair value method described in SFAS 123, which uses the Black-Scholes option pricing model, it would have recognized stock-based employee compensation expense and the results of operations would have been reported as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss), as reported	$6,965	$3,336	$47,857	$(3,782)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	304	500	625	381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(754)	(1,747)	(1,950)	(1,336)

Pro forma net income (loss)	$6,515	$2,089	$46,532	$(4,737)

Earnings (loss) per share:
Basic-as reported	$0.52	$0.25	$3.62	$(0.29)
Basic-pro forma	0.49	0.16	3.52	(0.36)
Diluted-as reported	0.52	0.25	3.59	(0.29)
Diluted-pro forma	0.49	0.16	3.49	(0.36)

4. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	April 30,	July 31,
	2003	2002
Inventories:
Raw materials	$36,813	$34,753
Work-in-process	13,712	19,882
Finished goods	12,161	10,493

	$62,686	$65,128

Accrued liabilities:
Accrued employee compensation and benefits	$13,252	$11,036
Accrued warranty	7,302	3,235
Other	3,287	2,677

	$23,841	$16,948

Advance payments and other:
Long-lead-time components	$900	$50,550
Ramp-up funds	5,369	7,943
Customer deposits	3,488	3,751

	$9,757	$62,244

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

Goodwill increased from $258 at July 31, 2002 to $2,306 at April 30, 2003 due to the goodwill arising from the acquisition of 100% of VMI ($873), 19% of Cedara ($1,290), the remaining 52% of FTNI ($687) and the remaining 19% of Camtronics ($488). The entire goodwill balance is included within the Imaging Technology Products segment. None of the goodwill is deductible for tax purposes.

The following table reflects the unaudited net income, as adjusted, of the Company, giving effect to SFAS No. 142 as if it were adopted on August 1, 2001:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss), as reported	$6,965	$3,336	$47,857	$(3,782)
Add back goodwill amortization expense		85		153

Net income (loss), as adjusted	$6,965	$3,421	$47,857	$(3,629)

Basic earning (loss) per common share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
As reported	$0.52	$0.25	$3.62	$(0.29)
As adjusted	0.52	0.26	3.62	(0.28)
Diluted earning (loss) per common share:
As reported	$0.52	$0.25	$3.59	$(0.29)
As adjusted	0.52	0.26	3.59	(0.28)

Intangible assets at April 30, 2003 and July 31, 2002, which will continue to be amortized, consisted of the following:

	April 30, 2003			July 31, 2002
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	Restated	Restated	Restated
Amortizable Intangible Assets:
Software Technology	$4,805	$789	$4,016	$2,312	$396	$1,916
Intellectual Property	9,346	884	8,462	100	46	54

	$14,151	$1,673	$12,478	$2,412	$442	$1,970

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

2003 (Remaining 3 months)	$699
2004	2,753
2005	2,748
2006	2,914
2007	2,518
2008	846

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss)	$6,965	$3,336	$47,857	$(3,782)

Basic:
Weighted average number of common shares outstanding	13,290	13,112	13,225	13,107

Net income (loss) per share	$0.52	$0.25	$3.62	$(0.29)

Diluted:
Weighted average number of common shares outstanding	13,290	13,112	13,225	13,107
Dilutive effect of stock options	100	144	126	—

Total	13,390	13,256	13,351	13,107

Net income (loss) per share	$0.52	$0.25	$3.59	$(0.29)

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

10. Comprehensive income (loss):

The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months		Nine Months
	Ended		Ended
	April 30,		April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Net income (loss)	$6,965	$3,336	$47,857	$(3,782)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) from marketable securities, net of taxes of ($72) and ($156), for the three months ended April 30, 2003 and 2002, and ($143) and $11 for the nine months ended April 30, 2003, and 2002	(111)	(237)	(219)	19
Foreign currency translation adjustment, net of taxes of $274 and $475 for the three months ended April 30, 2003 and 2002, and $934 and $234 for the nine months ended April 30, 2003 and 2002	421	476	1,421	215

Total comprehensive income (loss)	$7,275	$3,575	$49,059	$(3,548)

11. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Nine Months Ended
	April 30,
	2003	2002
	Restated	Restated
Accounts and notes receivable	$6,446	$13,121
Accounts receivable from affiliates	1,926	0
Inventories	6,218	(5,535)
Deferred costs	(4,285)	(3,499)
Other current assets	367	(1,347)
Other assets	(5,533)	139
Accounts payable, trade	(5,561)	3,093
Accrued liabilities	5,123	(2,859)
Advance payments and deferred revenue	(45,330)	36,479
Accrued income taxes	7,182	(414)

Net changes in operating assets and liabilities	$(33,447)	$39,178

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2003	2002	2003	2002
	Restated	Restated	Restated	Restated
Revenues:
Imaging technology products	$95,631	$63,046	$368,298	$184,828
Signal processing technology products	3,488	6,918	15,659	24,662
Corporate and other	1,718	1,941	6,084	6,865

Total	$100,837	$71,905	$390,041	$216,355

Income (loss) before income taxes:
Imaging technology products	$10,263	$1,612	$75,068	$3,956
Signal processing technology products (A)	(2,419)	(1,020)	(4,390)	(15,539)
Corporate and other	1,425	1,034	4,592	4,311

Total	$9,269	$1,626	$75,270	$(7,272)

	April 30,	July 31,
	2003	2002
	Restated
Identifiable assets:
Imaging technology products	$17,330	$99,113
Signal processing technology products	12,256	14,260
Corporate and other (B)	230,157	225,266

Total	$59,743	$38,639

(A)	Includes asset impairment charges on a pre-tax basis of $8,883 during the nine months ended April 30, 2002.

(B)	Includes cash equivalents and marketable securities of $176,870 and $174,336 at April 30, 2003, and July 31, 2002, respectively.

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

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months	Nine Months
	Ended	Ended
	April 30, 2003	April 30, 2003
Balance at the beginning of the period	$6,927	$3,235
Accrual for warranties issued during the period	1,819	8,215
Accrual related to pre-existing warranties (including changes in estimate)	(184)	(271)
Settlements made in cash or in kind during the period	(1,260)	(3,877)

Balance at the end of the period	$7,302	$7,302

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

Generally, the Company recognizes product revenue upon shipment of EXACT systems and spare parts to L-3, at which time all revenue recognition criteria have been met. During the first quarter of fiscal 2003, the Company received firm orders from L-3 for 245 additional systems. These orders brought the total number of systems that had been ordered by L-3 for delivery to the TSA to 425. The Company shipped all 425 EXACT systems by December 31, 2002.

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

Results of Operations
Nine Months Fiscal 2003 (04/30/03) vs. Nine Months Fiscal 2002 (04/30/02)

Product revenue for the nine months ended April 30, 2003 was $367,153 as compared to $191,764 for the same period last year, an increase of 91%. The increase of $175,389 was primarily due to an increase of $187,518 in sales of Imaging Technology Products, offset by a reduction in sales of Signal Processing Technology Products in the amount of $12,129 due primarily to lower demand for embedded multiprocessing equipment. Of the increased sales amount, $183,140 represents sales of EXACT systems and spare parts, $10,751 represents sales by the recently acquired subsidiary Sound Technology Inc. (“STI”), and $20,252 represents sales due to increased demand for the Company’s Data Acquisitions Systems. These medical and security imaging revenues were partially offset by a decrease of $28,040 primarily due to a reduction in sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

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

Cost of product sales was $212,431 and $121,516 for the nine months ended April 30, 2003 and 2002, respectively. Cost of product sales as a percentage of product revenue was 58% for the nine months ended April 30, 2003 compared to 63% for the same period last year. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the increased sales of security imaging technology products, which have lower cost of sales than most of the Company’s other products.

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

Selling and marketing expenses were $25,394 for the nine months ended April 30, 2003, or 7% of the total revenue, as compared to $24,221 or 11% of total revenue for the same period last year. The increase of $1,173 is primarily associated with additional selling and marketing efforts by the Company’s subsidiaries, B-K Medical Systems A/S and Camtronics Medical Systems, Ltd.

General and administrative expenses were $24,504, or 6% of total revenue, for the nine months ended April 30, 2003 as compared to $21,093, or 10% of total revenue, for the same period last year. The increase of $3,411 was primarily attributable to increased salaries and bonuses paid and accrued of approximately $1,600, amortization of approximately $1,200 related to acquired intangible assets, and approximately $700 related to incremental costs due to the recent acquisition of Sound Technology Inc. and VMI Medical, Inc.

Interest income was $3,811 for the nine months ended April 30, 2003 as compared with $3,250 for the same period last year. The increase of $561 was primarily the result of higher invested cash balances partially offset by lower effective interest rates on short-term investments.

The Company recorded a loss of $2,548 related to equity in unconsolidated affiliates for the nine months ended April 30, 2003 as compared to a gain of $93 for the same period last year. The equity loss consists primarily of $814 and $1,841 reflecting the Company’s share of losses in Shenzhen Anke High-Tech Co., Ltd. (“SAHCO”) and Cedara Software Corp., respectively, for the nine months ended April 30, 2003, compared with a loss of $975 in SAHCO and a loss of $75 in Cedara Software Corp. for the same period last year. For the nine months ended April 30, 2003 and 2002, the Company also recorded a gain in equity of $159 and $1,235, respectively, reflecting the Company’s share of profit in Enhanced CT Technology LLC.

Other income was $2,739 for the nine months ended April 30, 2003 compared to a gain of $134 for the same period last year. Other income for the first nine months of fiscal 2003 represents primarily currency exchange gains from the intercompany balances with the Company’s Canadian subsidiary, versus currency exchange losses for the same period last year for the intercompany balances with the Company’s Canadian and Danish subsidiaries.

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

Net income for the nine months ended April 30, 2003 was $47,857 or $3.62 per basic earnings per share and $3.59 per diluted earnings per share as compared to a net loss of $3,782 or $ 0.29 per basic and diluted earnings per share for the same period last year. The increase in net income over the prior year’s period was primarily the result of increased revenue and profit derived from the sale of EXACT systems. The prior year’s loss included a pre-tax asset impairment charge of $8,883 related to certain assets of the Company’s Anatel subsidiary and its Test and Measurement division.

Results of Operations
Third Quarter Fiscal 2003 (04/30/03) vs. Third Quarter Fiscal 2002(04/30/02)

Product revenue for the three months ended April 30, 2003 was $94,170 compared to $63,976 for the same period last year, an increase of $30,194 or 47%. The increase was primarily due to $34,018 in sales of Imaging Technology Products offset by a decrease of $3,824 of sales of Signal Processing Technology Products due to lower demand for embedded multiprocessing equipment. Of the increased sales amount $22,325 represents sales of EXACT systems and spare parts, $5,677 represents sales by the recently acquired subsidiary STI, $4,976 represents sales due to increased demand for the Company’s Data Acquisitions Systems, and $9,023 represents sales of the Company’s cardiovascular and ultrasound products. These increases were partially offset by a decrease of $7,983 primarily due to a reduction of sales of mid-range Computed Tomography (“CT”) medical systems previously supplied to Philips and, to a lesser extent, a decline in sales of Direct Digital Radiography systems. The Company believes that additional orders for EXACT systems should be forthcoming. At this time, the Company does not know when such orders will be placed or the quantities that will be required. The Company therefore expects that security imaging revenues may vary significantly from quarter to quarter.

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

Cost of product sales was $56,844 for the quarter ended April 30, 2003, compared to $39,956 for the same period last year. Cost of product sales as a percentage of product revenue was 60% and 62% for the three months ended April 30, 2003 and 2002, respectively. The decrease in the cost of product sales percentage over the prior year was primarily attributable to the sale of security imaging technology products, which have lower cost of sales than most of the Company’s other products.

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

Research and product development expenses were $14,591 for the three months ended April 30, 2003, or 14% of total revenue, compared to $9,222, or 13% of total revenue, for the same period last year. The increase of $5,369 was due to the Company continuing to focus substantial resources in developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital X-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security imaging systems for a variety of applications. The Company is in the initial stages of testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, “carry-in” baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security needs in the United States and abroad.

Selling and marketing expenses were $9,014 for the three months ended April 30, 2003, or 9% of total revenue, compared to $8,103 restated or 11% of total revenue for the same period last year. The increase of $911 was primarily associated with additional selling and marketing efforts by the Company’s subsidiaries, B-K Medical Systems S/A and Camtronics Medical Systems, Ltd..

General and administrative expenses were $8,076, or 8% of total revenue, for the three months ended April 30, 2003, as compared to $6,653 or 9% of total revenue, for the same period last year. The increase of $1,423 was primarily attributable to increased salaries and related benefits of approximately $900, approximately $600 in amortization related to acquired intangible assets, approximately $600 related to incremental costs due to the acquisition of Sound Technology Inc. and VMI Medical, Inc., partially offset by an approximately $700 reduction in general operating expenses.

Interest income was $1,302 for the three months ended April 30, 2003, compared to $980 for the same period last year. The increase of $322 was due to higher invested cash balances partially offset by lower effective interest rates.

The Company recorded a loss of $455 related to equity in unconsolidated affiliates for the three months ended April 30, 2003, as compared to a loss of $940 for the same period last year. The equity loss consists primarily of $24 and

$405 reflecting the Company’s share of losses in SAHCO and Cedara Software Corporation, respectively. For the three months ended April 30, 2002, the Company recorded a gain in equity of $34 and $410 reflecting the Company’s share of profit in Cedara Software Corporation and Enhanced CT Technology LLC, respectively, and a loss in equity of $1,308 reflecting the Company’s share of loss in SAHCO.

Other income was $1,095 for the three months ended April 30, 2003 compared to a gain of $428 for the same period last year. Other income for the current quarter represents primarily currency exchange gains from the intercompany balances with the Company’s Canadian subsidiary.

This year’s tax rate calculation anticipates the effective tax rate based on the Company’s estimated annual operating results and reflects the benefits of the research and development credit, tax exempt interest and the extraterritorial income exclusion. The effective tax rate for the three months ended April 30, 2003 was 25% , which includes an adjustment necessary to reflect the anticipated effective tax rate of 36.4% for the nine months period. The effective tax rate for the nine months ended April 30, 2002 is a function of the effects of the change to a 48% effective tax rate for the nine-month period. The tax rate of 48% represents the results of the benefits derived from the net operating loss carry-back, tax exempt interest and the extraterritorial income exclusion.

Net income for the three months ended April 30, 2003, was $6,965 or $0.52 per basic and diluted earnings per share as compared to a net income of $3,336 or $0.25 per basic and diluted earnings per share for the same period last year. The increase in net income over the prior year’s period was primarily the result of increased revenue and profit derived from the sales of EXACT systems.

Liquidity and Capital Resources

The Company’s balance sheet reflects a current ratio of 4.2 to 1 at April 30, 2003, and 2.8 to 1 at July 31, 2002. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .30 to 1 at April 30, 2003, and .45 to 1 at July 31, 2002. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months.

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

Cash flow provided by operations was $36,412 for the nine months ended April 30, 2003. The cash flow generated was primarily due to net income from the nine month period of $47,857 plus the non-cash impact from depreciation and amortization of $14,134, a use of cash relating to the recognition of $45,330 of advanced payments and deferred revenue primarily related to the shipment of the EXACT systems, and offset by cash provided through the net reduction of the remaining operating assets and liabilities totaling approximately $19,751. Cash flow provided by operations was $52,039 for the nine months ended April 30, 2002. The cash flow generated was primarily due to the non-cash impact from depreciation, amortization and asset impairments totaling $11,986 and the cash generated of $36,479 from the increased advanced payments and deferred revenue related to the manufacturing of the EXACT systems.

Net cash used for investing activities was $12,385 for the first nine months of fiscal 2003 compared to $16,438 for the same period last year. The decrease in net cash used of $4,053 was primarily due to reduced capital spending of $6,431 and $2,330 of marketable securities which matured that the Company decided not to fully reinvest, partially offset by increased spending of $3,500 primarily related to investments in and advances to affiliated companies and business acquisitions.

Net cash used for financing activities was $540 for the first nine months of fiscal 2003 versus $2,741 for the prior year period. The decrease in financing activities of $2,201 was primarily the result of issuance of stock pursuant to employee stock option and employee stock purchase plans.

The Company’s contractual obligations at April 30, 2003, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less then	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Mortgage and notes payable	$6,293	$1,510	$704	$704	$3,375
Capital leases	527	251	273	3
Operating leases(A)	11,027	2,450	4,632	1,286	2,659
Other commitments(B)	13,097	12,681	416

	$30,944	$16,892	$6,025	$1,993	$6,034

(A)	Includes approximately $2,800 of lease costs associated with the Haverhill facility funded by ramp-up monies received by the Company in connection with the EXACT system order.

(B)	Includes approximately $1,700 of commitments to suppliers for the production of raw materials and inventory components funded by ramp-up monies received by the Company in connection with EXACT system orders; and approximately $11,400 remains of the original estimated cost of $12,000 related to the Company’s addition to its headquarters building in Peabody, Massachusetts.

As of April 30, 2003, the Company had approximately $30,700 in revolving credit facilities with various banks available for direct borrowings. As of April 30, 2003, there were no direct borrowings. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender through a provision of a credit facility for approximately $10,500.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2003. The Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared.

     The Company’s management performed its initial evaluation of its disclosure controls and procedures shortly following the quarter ended April 30, 2003. However, in the course of preparing its Annual Report on Form 10-K for the fiscal year ended July 31, 2004, the Company further evaluated certain information leading it to question whether appropriate software revenue recognition procedures had been followed in all cases by its Camtronics Medical Systems Ltd. subsidiary. The Company conducted a review of Camtronics transactions and the revenue recognition procedures followed, which has led the Company to restate its financial statements for the first three quarters of the fiscal year ended July 31, 2004 and for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements). Based upon this subsequent evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by management, as well as the information learned as a result of its review of Camtronics transactions, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2003, there were a number of significant deficiencies in the controls and procedures relating to the Company’s Camtronics subsidiary that together constitute a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively as of April 30, 2003.

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

     While there have been significant changes (described above) in the Company’s internal control over financial reporting since October 31, 2004, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: March 1, 2005

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