Form 10-Q/A
period 2003-10-31
ANALOGIC CORP
filed 2005-03-03
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 on

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED OCTOBER 31, 2003
INTRODUCTORY NOTE
(in thousands, except per share data)

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended October 31, 2003 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (Unaudited) for the quarter ended October 31, 2003 and (ii) revise related disclosures included in the Quarterly Report on Form 10-Q.

     On December 13, 2004, the Company announced that it would restate its quarterly financial statements for the quarters ended October 31, 2003, January 31, 2004 and April 30, 2004. On January 14, 2005, the Company announced that it would restate its financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years. The purpose of this restatement is to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue and related costs by Camtronics Medical Systems, Ltd. (“Camtronics”) a wholly owned U.S. subsidiary of the Company during the periods covered by the restatement, and (2) the treatment of a license of intellectual property sold by the Company to its affiliate Shenzhen Anke High-Tech Co. Ltd (“SAHCO”) during each of the first three quarters of fiscal 2004. The restatement primarily involves a deferral of Camtronics’ revenues and associated costs from the fiscal period in which they were originally recorded to subsequent fiscal periods, and the recognition of revenue under the SAHCO license as payments are received rather than upon execution of the SAHCO license in the first quarter of fiscal 2004. As restated, the Company’s financial results for the quarter ended October 31, 2003 reflect a reduction in revenues of $3,260, net income of $2,232, and basic and diluted earning per share of $0.17. See Note 2, “Restatement,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

     This Amendment No. 1 amends Part I, Items 1, 2, 3 and 4, and Part II, Item 6 of the Quarterly Report of Form 10-Q for the quarter ended October 31, 2003. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

Page No.
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of October 31, 2003 (restated) and July 31, 2003	4
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended October 31, 2003 (restated) and 2002 (Restated)	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2003 (restated) and 2002 (Restated)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7-18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23-25
Part II. Other Information
Item 6. Exhibits	26
Signatures	27
Exhibit Index	28
Certifications	29-32
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	October 31,	July 31,
	2003	2003
	Restated
Assets
Current assets:
Cash and cash equivalents	$130,854	$136,806
Marketable securities, at market	36,456	41,155
Accounts and notes receivable, net of allowance for doubtful accounts of $4,208 at October 31, 2003 and $4,189 at July 31, 2003	51,360	53,875
Inventories	71,778	69,548
Costs related to deferred revenue	17,642	15,227
Refundable and deferred income taxes	13,174	13,223
Other current assets	7,946	6,069

Total current assets	329,210	335,903

Property, plant and equipment, net	87,751	83,926
Investments in and advances to affiliated companies	12,570	14,050
Capitalized software, net	6,955	6,339
Goodwill	2,306	2,306
Intangible assets, net	12,722	11,708
Costs related to deferred revenue	978	652
Other assets	2,390	2,533

Total Assets	$454,882	$457,417

Liabilities and Stockholders’ Equity
Current liabilities:
Mortgage and other notes payable	$2,008	$1,277
Obligations under capital leases	173	180
Accounts payable, trade	20,154	21,384
Accrued liabilities	20,251	24,412
Deferred revenue	31,334	30,632
Advanced payments	6,666	5,798
Accrued income taxes	5,512	5,909
Accrued dividends payable	1,081	—

Total current liabilities	87,179	89,592

Long-term liabilities:
Mortgage and other notes payable	3,777	3,837
Obligations under capital leases	292	327
Deferred revenue	2,597	2,288
Deferred income taxes	5,069	5,175

Total long-term liabilities	11,735	11,627

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	710	710
Capital in excess of par value	48,025	47,229
Retained earnings	317,332	320,013
Accumulated other comprehensive income	1,702	709
Treasury stock, at cost	(6,526)	(6,777)
Unearned compensation	(5,275)	(5,686)

Total stockholders’ equity	355,968	356,198

Total Liabilities and Stockholders’ Equity	$454,882	$457,417

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	October 31,
	2003	2002
	Restated	Restated
Net revenue:
Product	$62,677	$123,177
Engineering	6,596	6,380
Other	2,436	2,676

Total net revenue	71,709	132,233

Cost of sales:
Product	38,675	67,622
Engineering	2,804	4,896
Other	1,209	1,241

Total cost of sales	42,688	73,759

Gross margin	29,021	58,474

Operating expenses:
Research and product development	15,303	11,377
Selling and marketing	8,024	7,932
General and administrative	8,473	7,833

	31,800	27,142

Income (loss) from operations	(2,779)	31,332

Other (income) expense:
Interest income	(1,124)	(1,288)
Interest expense	73	69
Equity in unconsolidated affiliates	157	1,238
Other	(106)	(343)

	(1,000)	(324)

Income (loss) before income taxes	(1,779)	31,656
Provision (benefit) for income taxes	(178)	12,029

Net income (loss)	$(1,601)	$19,627

Net income (loss) per common share:
Basic	$(0.12)	$1.49
Diluted	(0.12)	1.48
Weighted average shares outstanding:
Basic	13,381	13,173
Diluted	13,381	13,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	October 31,
	2003	2002
	Restated	Restated
OPERATING ACTIVITIES:
Net income (loss)	$(1,601)	$19,627
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred income taxes	(752)	(443)
Depreciation and amortization	5,300	4,341
Allowance for doubtful accounts	2	685
Loss (gain) on sale of property, plant, and equipment	(21)	3
Equity loss in unconsolidated affiliates	157	1,238
Equity loss in unconsolidated affiliates classified as research and development expense	1,338	—
Compensation expense from stock grants	411	279
Net changes in operating assets and liabilities	(7,065)	(20,122)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:	(2,231)	5,608

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(19)	—
Return of investment from affiliated company	—	516
Acquisition of businesses, net of cash acquired	(1,000)	(1,751)
Additions to property, plant and equipment	(7,097)	(6,892)
Capitalized software	(983)	(545)
Proceeds from sale of property, plant and equipment	100	49
Maturities of marketable securities	4,465	3,685

NET CASH USED FOR INVESTING ACTIVITIES	(4,534)	(4,938)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(124)	(103)
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	919	137

NET CASH PROVIDED BY FINANCING ACTIVITIES	795	34

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	(321)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,952)	383

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	136,806	123,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,854	$123,551

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

These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 as filed with SEC on February 1, 2005.

The financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2003, contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

The Company is restating its condensed financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within these fiscal years and for the quarters ended October 31, 2003, January 31, 2004 and April 30, 2004 to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) during all periods covered by the restatement and (2) the treatment of a license of intellectual property sold by the Company to its affiliate Shenzhen Anke High Tech Co. Ltd. (“SAHCO”) during each of the first three quarters of fiscal 2004. As restated, the Company’s financial results for the quarter ended October 31, 2003 reflect a reduction in revenues of $3,260, net income of $2,232, and basic and diluted earnings per share of $0.17, in each case as compared to the Company’s financial results previously reported for the quarter ended October 31, 2003. There are also resulting changes to the captions within the Net Cash Provided by Operating Activities on the Statement of Cash Flows.

Summarized below is a more detailed discussion of the restatement affecting the quarter ended October 31, 2003 and a comparison of the amounts previously reported in the unaudited condensed consolidated balance sheets and statements of operations in the Company’s Quarterly Reports on Form 10-Q for the quarter ended October 31, 2003.

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

Statements of Operations:

	Three Months Ended October 31, 2003
	Previously
	Reported	Restated	Change
Net revenue:
Product	$63,912	$62,677	$(1,235)	(a)
Engineering	8,621	6,596	(2,025)	(b)
Other	2,436	2,436

Total net revenue	74,969	71,709	(3,260)

Cost of sales:
Product	39,308	38,675	(633)	(c)
Engineering	2,804	2,804
Other	1,209	1,209

Total cost of sales	43,321	42,688	(633)

Gross margin	31,648	29,021	(2,627)

Operating expenses:
Research and product development	15,303	15,303
Selling and marketing	8,083	8,024	(59)	(d)
General and administrative	8,473	8,473

	31,859	31,800	(59)

Income (loss) from operations	(211)	(2,779)	(2,568)

Other (income) expense:
Interest income	(1,124)	(1,124)
Interest expense	73	73
Equity in unconsolidated affiliates	157	157
Other	(106)	(106)

	(1,000)	(1,000)

Income (loss) before income taxes	789	(1,779)	(2,568)
Provision (benefit) for income taxes	158	(178)	(336)	(e)

Net income (loss)	$631	$(1,601)	$(2,232)

Net income (loss) per common share:
Basic	$0.05	$(0.12)	$(0.17)	(f)
Diluted	0.05	(0.12)	(0.17)	(g)
Weighted average shares outstanding:
Basic	13,381	13,381
Diluted	13,547	13,381

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP 97-2	$(1,235)

(b)	Net revenue: Engineering
	Adjustment to revenue for the sale of a license to SAHCO	$(2,775)

	License revenue recognized as the payments were received from SAHCO	750
	Net decrease	$(2,025)

(c)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(633)

(d)	Selling and marketing
	Adjust commission expense related to transaction for which revenue has been deferred	$(59)

(e)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(336)

(f)	Net income (loss) per common share: Basic
	Net effect to basic earnings per share due to above adjustments	$(0.17)

(g)	Net income(loss) per common share: Diluted
	Net effect to diluted earnings per share due to above adjustments	$(0.17)

Balance Sheets:

	October 31, 2003
	Previously
	Reported	Restated	Change
Assets
Current assets:
Cash and cash equivalents	$130,854	$130,854
Marketable securities, at market	36,456	36,456
Accounts and notes receivable, net of allowance for doubtful accounts of $4,208 at October 31, 2003	53,385	51,360	$(2,025)	(a)
Inventories	71,778	71,778
Costs related to deferred revenue	16,811	17,642	831	(b)
Refundable and deferred income taxes	12,804	13,174	370	(c)
Other current assets	7,946	7,946

Total current assets	330,034	329,210	(824)

Property, plant and equipment, net	87,751	87,751
Investments in and advances to affiliated companies	12,570	12,570
Capitalized software, net	6,955	6,955
Goodwill	2,306	2,306
Intangible assets, net	12,722	12,722
Costs related to deferred revenue	206	978	772	(d)
Other assets	2,390	2,390

Total Assets	$454,934	$454,882	(52)

Liabilities and Stockholders’ Equity
Current liabilities:
Mortgage and other notes payable	$2,008	$2,008
Obligations under capital leases	173	173
Accounts payable, trade	19,898	20,154	256	(e)
Accrued liabilities	20,251	20,251
Deferred revenue	29,924	31,334	1,410	(f)
Advanced payments	6,666	6,666
Accrued income taxes	5,601	5,512	(89)	(g)
Accrued dividends payable	1,081	1,081

Total current liabilities	85,602	87,179	1,577

Long-term liabilities:
Mortgage and other notes payable	3,777	3,777
Obligations under capital leases	292	292
Deferred revenue	1,679	2,597	918	(h)
Deferred income taxes	5,069	5,069

Total long-term liabilities	10,817	11,735	918

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	710	710
Capital in excess of par value	48,025	48,025
Retained earnings	319,879	317,332	(2,547)	(i)
Accumulated other comprehensive income	1,702	1,702
Treasury stock, at cost	(6,526)	(6,526)
Unearned compensation	(5,275)	(5,275)

Total stockholders’ equity	358,515	355,968	(2,547)

Total Liabilities and Stockholders’ Equity	$454,934	$454,882	$(52)

     The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of current period restatement for deferrals of revenue and related costs, and the effect of current period revenue related to the license sale; and (2) the cumulative effect at the beginning of the quarter for the restatement of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Accounts and notes receivable, net
	Adjustment related to the license sale	$(2,025)

(b)	Costs related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$831

(c)	Refundable and deferred income taxes
	Deferred income tax related to deferred costs and revenue	$370

(d)	Costs related to deferred revenue (long-term)
	Deferred costs related to deferred revenue	$772

(e)	Accounts payable, trade
	Accrued license related to deferred revenue	$256

(f)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$1,410

(g)	Accrued income taxes
	Tax provision adjusted for the change to net income	$(89)

(h)	Deferred revenue (long-term)
	Deferred revenue classified as long-term	$918

(i)	Retained earnings
	Net effect to retained earnings from above adjustments:
	Cumulative effect through July 31, 2003	$(315)
	Effect for the quarter ended October 31, 2003	(2,232)

	Total	$(2,547)

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

If the Company had adopted the fair value method described in SFAS 123, the results of operations would have been reported as follows:

	Three Months Ended
	October 31,
	2003	2002
	Restated	Restated
Net income (loss), as reported	$(1,601)	$19,627
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	370	174
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,106)	(1,013)

Pro forma net income (loss)	$(2,337)	$18,788

Earnings (loss) per share:
Basic-as reported	$(0.12)	$1.49
Basic-pro forma	(0.17)	1.43
Diluted-as reported	$(0.12)	$1.48
Diluted-pro forma	(0.17)	1.42

4. Balance sheet information:

     Additional information for certain balance sheet accounts is as follows for the dates indicated:

	October 31,	July 31,
	2003	2003
Inventories:
Raw materials	$35,592	$37,155
Work-in-process	13,129	15,003
Finished goods	23,057	17,390

	$71,778	$69,548

Accrued liabilities:
Accrued employee compensation and benefits	$10,238	$13,203
Accrued warranty	6,837	7,302
Other	3,176	3,907

	$20,251	$24,412

Advance payments and other:
Ramp-up funds	$2,860	$3,650
Customer deposits	3,806	2,148

	$6,666	$5,798

5. Business combinations:

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

7. Goodwill and acquired intangible assets:

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

8. Net income per share:

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	October 31,
	2003	2002
	Restated	Restated
Net income (loss)	$(1,601)	$19,627

Weighted average number of common shares outstanding-basic	13,381	13,173
Effect of dilutive securities:
Stock options and restricted stock	—	79

Weighted average number of common shares outstanding-diluted	13,381	13,252

Net income (loss) per common share:
Basic	$(0.12)	$1.49
Diluted	(0.12)	1.48

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

10. Comprehensive income (loss):

The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended
	October 31,
	2003	2002
	Restated	Restated
Net income (loss)	$(1,601)	$19,627
Other comprehensive income (loss), net of taxes: Unrealized losses from marketable securities, net of taxes of $92 and $167, for the three months ended October 31, 2003 and 2002, respectively	(142)	(254)
Foreign currency translation adjustment, net of taxes of $744 and $62 for the three months ended October 31, 2003 and 2002, respectively	1,135	85

Total comprehensive income (loss)	$(608)	$19,458

11. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Three Months Ended
	October 31,
	2003	2002
	Restated	Restated
Accounts and notes receivable	$3,346	$(14,315)
Accounts receivable from affiliates	(2)	808

	Three Months Ended
	October 31,
	2003	2002
	Restated	Restated
Inventories	(1,705)	(22,106)
Costs related to deferred revenue	(2,741)	(2,439)
Other current assets	(1,779)	329
Other assets	323	67
Accounts payable, trade	(1,369)	17,091
Accrued liabilities	(4,459)	2,714
Advance payments and deferred revenue	1,744	(14,269)
Accrued income taxes	(423)	11,998

Net changes in operating assets and liabilities	$(7,065)	$(20,122)

12. Taxes:

The effective tax rate for the first quarter of fiscal 2004 was 10% as compared to 38% for the same period last year. The decrease in the tax rate of 28% was primarily due to estimated benefits from tax exempt interest, extraterritorial income and the research and development credit on a lower dollar base of pretax income for fiscal year 2004 when compared to the first quarter of fiscal 2003.

13. Segment information:

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

	Three Months Ended
	October 31,
	2003	2002
	Restated	Restated
Revenues from external customers:
Imaging technology products	$63,141	$121,904
Signal processing technology products	6,132	7,653
Corporate and other	2,436	2,676

Total	$71,709	$132,233

Income (loss) before income taxes:
Imaging technology products	$(3,060)	$29,496
Signal processing technology products	(292)	388
Corporate and other	1,573	1,772

Total	$(1,779)	$31,656

	October 31, 2003	July 31, 2003
	Restated
Identifiable assets:
Imaging technology products	$237,791	$223,841
Signal processing technology products	13,687	13,105
Corporate and other (A)	203,404	220,471

Total	$454,882	$457,417

(A)	Includes cash equivalents and marketable securities of $152,718 and $167,229 at October 31, 2003, and July 31, 2003, respectively.

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

15. Subsequent events:

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

Deferred revenue is comprised of 1) license fee, maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues related to delivered components of a multiple-element arrangement for which VSOE of fair value has not been determined for components not yet delivered or accepted by the customer. Deferred costs represent costs related to these revenues; for example, costs of goods sold and services provided and sales commission expenses.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, and performs ongoing credit evaluations on its customer’s financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collections issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated in a relatively few number of customers, a significant change in liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of accounts receivables and future operating results.

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

Results of Operations
Three Months Fiscal 2004 (10/31/03) vs. Three Months Fiscal 2003 (10/31/02)

Product revenue for the three months ended October 31, 2003 was $62,677 compared to $123,177 for the same period last year, a decrease of $60,500 or 49%. The decrease in product revenue was primarily due to sales of Imaging Technology Products which decreased by $60,980 or 52% to $56,617 for the quarter ended October 31, 2003 from $117,597 for the quarter ended October 31, 2002. The decrease in sales of Imaging Technology Products was primarily the result of a reduction in sales of the EXACT systems and spare parts which the Company supplied to L-3 Communications from $72,966 for the quarter ended October 31, 2002 to $3,300 for the quarter ended October 31, 2003. This was partially offset by increased sales of systems and subsystems for medical imaging equipment.

Engineering revenue for the three months ended October 31, 2003 was $6,596 compared to $6,380 for the same period last year, an increase of $216 or 3%. This increase was primarily due to revenue of $750 for the sale of a license of intellectual property to the Company’s affiliate Shenzen Anke High-Tech Co. Ltd. (“SAHCO”) related to the manufacturing of anatom whole-body CT systems in China partially offset by lower revenue from funded customer projects.

Other revenue of $2,436 and $2,676 represents revenue for the hotel operation for the three months ended October 31, 2003 and 2002, respectively.

Cost of product sales was $38,675 for the quarter ended October 31, 2003 compared to $67,622 for the same period last year. Cost of product sales as a percentage of product revenue was 62% and 55% for the three months ended October 31, 2003 and 2002, respectively. The increase in cost of product sales percentage over the prior year period was primarily attributable to lower sales of security imaging technology products, which have lower cost of sales then most of the Company’s other products.

Cost of engineering sales was $2,804 for the three months ended October 31, 2003 compared to $4,896 for the same period last year. Cost of engineering sales as a percentage of engineering revenue was 43% and 77% for the three months ended October 31, 2003 and 2002, respectively. The decrease in engineering cost of sales percentage over the prior year was primarily due to the license sale to SAHCO with no corresponding cost, and lower costs related to customer funded projects.

Research and product development expenses were $15,303 for the three months ended October 31, 2003 or 21% of total revenue, compared to $11,377, or 9% of total revenue for the same period last year. The increase of $3,926 was due to the Company continuing to focus substantial resources on developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital X-ray systems and subsystems for general radiography and mammography, and an extended family of multislice CT Data Acquisition Systems for both medical and security markets. In addition, the Company is developing security-imaging systems for a variety of applications. The Company is in the initial stages of testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, “carry-in” baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects to meet diverse, evolving security needs in the United States and abroad.

Selling and marketing expenses were $8,024 or 11% of total revenue for the three months ended October 31, 2003, as compared to $7,932 or 6% of total revenue for the same period last year. The percentage increase was primarily due to lower revenues than in the same period last year.

General and administrative expenses were $8,473, or 12% of total revenue, for the three months ended October 31, 2003, as compared to $7,833 or 6% of total revenue for the same period last year. The increase of $640 was primarily due to intangible amortization related to acquired intangible assets of $632, and incremental costs due to the acquisition of Sound Technology Inc. and VMI Medical Inc. of $551, partially offset by a reduction in general operating expenses of $543.

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

The effective tax rate for the first quarter of fiscal 2004 was 10% as compared to 38% for the same period last year. The decrease in the tax rate of 28% was primarily due to estimated benefits from tax exempt interest, extraterritorial income and the research and development credit on a lower dollar base of pretax income for fiscal year 2004 when compared to the first quarter of fiscal 2003.

Net loss for the three months ended October 31, 2003 was $1,601 or $0.12 per basic and diluted earnings per share, as compared to $19,627 or $1.49 per basic earnings per share and $1.48 per diluted earnings per share for the same period last year. The decrease in net income over the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

Liquidity and Capital Resources

The Company’s balance sheet reflects a current ratio of 3.8 to 1 at October 31, 2003 compared to 3.7 to 1 at July 31, 2003. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .28 to 1 at October 31, 2003 and at July 31, 2003, respectively. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

Cash used for operations was $2,231 for the three months ended October 31, 2003, compared with cash flow generated of $5,608 for the same period last year. The decrease in cash flows from operations was primarily the result of a decrease in net income of $21,228 and a net decrease based on changes in operating assets and liabilities of $13,057.

Net cash used for investing activities was $4,534 for the three months of fiscal 2004 compared to $4,938 for the same period last year. The decrease in net cash used of $404 was primarily due to $780 of marketable securities which matured, partially offset by a reduction in spending of $751 related to business acquisitions, and a reduction of $516 related to return of investment from an affiliated company.

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

The Company’s contractual obligations at October 31, 2003, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual		Less then 1		4-5	More than
Obligations	Total	year	1-3 years	years	5 years
Mortgage and notes payable	$6,732	$2,126	$704	$704	$3,198
Capital leases	533	208	277	48
Operating leases	9,669	3,290	2,688	1,162	2,529
Other commitments	4,675	4,675

	$21,609	$10,299	$3,669	$1,914	$5,727

As of October 31, 2003 the Company had approximately $30,900 in revolving credit facilities with various banks available for direct borrowings. As of October 31, 2003, there were no direct borrowings. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender for approximately $11,400.

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

     The Company’s three largest customers for the fiscal year ended July 31, 2003, each of which is a significant and valued customer, were L-3 Communications, General Electric and Toshiba, which accounted for approximately 43%, 9% and 7%, respectively, of product and engineering revenue. For the first quarter, of fiscal year 2004, ended October 31, 2003, the Company’s three largest customers, General Electric, Toshiba and Siemens accounted for approximately 14%, 14% and 10%, respectively, of product and engineering revenue. Loss of any one of three customers would have a material adverse effect upon the Company’s business.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2003. The Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared.

     The Company’s management performed its initial evaluation of its disclosure controls and procedures shortly following the quarter ended October 31, 2003. However, in the course of preparing its Annual Report on Form 10-

K for the fiscal year ended July 31, 2004, the Company further evaluated certain information leading it to question whether appropriate software revenue recognition procedures had been followed in all cases by its Camtronics Medical Systems Ltd. subsidiary. The Company conducted a review of Camtronics transactions and the revenue recognition procedures followed, which has led the Company to restate its financial statements for the first three quarters of the fiscal year ended July 31, 2004 and for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements). Based upon this subsequent evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by management, as well as the information learned as a result of its review of Camtronics transactions, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2003, there were a number of significant deficiencies in the controls and procedures relating to the Company’s Camtronics subsidiary that together constitute a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively as of October 31, 2003.

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

     While there have been significant changes (described above) in the Company’s internal control over financial reporting since October 31, 2004, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ANALOGIC CORPORATION
Registrant

Date: March 1, 2005	/s/ John W. Wood Jr.

John W. Wood Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2005	/s/ John J. Millerick

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