Form 10-Q/A
period 2004-01-31
ANALOGIC CORP
filed 2005-03-03
CIK 6284

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

     The number of shares of Common Stock outstanding at February 27, 2004 was 13,599,572.

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED JANUARY 31, 2004
INTRODUCTORY NOTE
(in thousands, except per share data)

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended January 31, 2004 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (Unaudited) for the quarter ended January 31, 2004 and (ii) revise related disclosures included in the Quarterly Report on Form 10-Q.

     On December 13, 2004, the Company announced that it would restate its quarterly financial statements for the quarters ended October 31, 2003, January 31, 2004 and April 30, 2004. On January 14, 2005, the Company announced that it would restate its financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years. The purpose of this restatement is to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue and related costs by Camtronics Medical Systems, Ltd. (“Camtronics”) a wholly owned U.S. subsidiary of the Company during the periods covered by the restatement, and (2) the treatment of a license of intellectual property sold by the Company to its affiliate Shenzhen Anke High-Tech Co. Ltd (“SAHCO”) during each of the first three quarters of fiscal 2004. The restatement primarily involves a deferral of Camtronics’ revenues and associated costs from the fiscal period in which they were originally recorded to subsequent fiscal periods, and the recognition of revenue under the SAHCO license as payments are received rather than upon execution of the SAHCO license in the first quarter of fiscal 2004. As restated, the Company’s financial results for the quarter ended January 31, 2004 reflect a reduction in revenues of $2,621 and an increase in net income of $53 and basic and diluted earnings per share of $0.01; and for the six months ended January 31, 2004 reflect a reduction in revenues of $5,881, net income of $2,179, and basic and diluted earnings per share of $0.16. See Note 2, “Restatement,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

     This Amendment No. 1 amends Part I, Items 1, 2, 3, and 4, Part II, Item 6 of the Quarterly Report of Form 10-Q for the quarter ended January 31, 2004. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

Page No.
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of January 31, 2004 (Restated) and July 31, 2003	4
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2004 (Restated) and 2003 (Restated)	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2004 (Restated) and 2003 (Restated)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7-20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28-30
Part II. Other Information
Item 6. Exhibits	31
Signatures	32
Exhibit Index	33
Certifications	34-37
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	January 31,	July 31,
	2004	2003
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$130,132	$136,806
Marketable securities, at market	34,220	41,155
Accounts and notes receivable, net of allowance for doubtful accounts of $2,711 at January 31, 2004 and $4,189 at July 31, 2003	54,949	53,875
Inventories	70,871	69,548
Costs related to deferred revenue	16,390	15,227
Refundable and deferred income taxes	11,036	13,223
Other current assets	8,245	6,069

Total current assets	325,843	335,903
Property, plant and equipment, net	92,207	83,926
Investments in and advances to affiliated companies	12,029	14,050
Capitalized software, net	7,315	6,339
Goodwill	2,306	2,306
Intangible assets, net	12,012	11,708
Costs related to deferred revenue	206	652
Other assets	1,881	2,533

Total Assets	$453,799	$457,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,017	$1,277
Obligations under capital leases	162	180
Accounts payable, trade	17,720	21,384
Accrued liabilities	19,581	24,412
Deferred revenue	29,182	30,632
Advance payments	8,382	5,798
Accrued income taxes	5,648	5,909

Total current liabilities	81,692	89,592

Long-term liabilities:
Mortgage and other notes payable	3,718	3,837
Obligations under capital leases	249	327
Deferred revenue	1,522	2,288
Deferred income taxes	4,248	5,175

Total long-term liabilities	9,737	11,627

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	710	710
Capital in excess of par value	48,456	47,229
Retained earnings	321,162	320,013
Accumulated other comprehensive income	3,302	709
Treasury stock, at cost	(6,380)	(6,777)
Unearned compensation	(4,880)	(5,686)

Total stockholders’ equity	362,370	356,198

Total Liabilities and Stockholders’ Equity	$453,799	$457,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net revenue:
Product	$86,896	$149,806	$149,573	$272,983
Engineering	4,000	5,475	10,596	11,855
Other	1,745	1,690	4,181	4,366

Total net revenue	92,641	156,971	164,350	289,204

Cost of sales:
Product	49,833	87,965	88,508	155,587
Engineering	2,132	3,507	4,936	8,403
Other	1,140	1,125	2,349	2,366

Total cost of sales	53,105	92,597	95,793	166,356

Gross margin	39,536	64,374	68,557	122,848

Operating expenses:
Research and product development	14,482	14,571	29,785	25,948
Selling and marketing	9,795	8,448	17,819	16,380
General and administrative	10,081	8,595	18,554	16,428

Total operating expenses	34,358	31,614	66,158	58,756

Income from operations	5,178	32,760	2,399	64,092

Other (income) expense:
Interest income	(962)	(1,221)	(2,086)	(2,509)
Interest expense	119	82	192	151
Equity in unconsolidated affiliates	(158)	855	(1)	2,093
Other	101	(1,301)	(5)	(1,644)

Total other (income) expense	(900)	(1,585)	(1,900)	(1,909)

Income before income taxes	6,078	34,345	4,299	66,001
Provision for income taxes	1,167	13,080	989	25,109

Net income	$4,911	$21,265	$3,310	$40,892

Net income per common share:
Basic	$0.37	$1.61	$0.25	$3.10
Diluted	0.37	1.59	0.25	3.07
Weighted average shares outstanding:
Basic	13,412	13,215	13,397	13,194
Diluted	13,464	13,412	13,505	13,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	January 31,
	2004	2003
	Restated	Restated
OPERATING ACTIVITIES:
Net income	$3,310	$40,892
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	543	2,595
Depreciation and amortization	10,508	9,332
Allowance for doubtful accounts	2	988
Loss (gain) on sale of property, plant, and equipment	(46)	8
Equity loss in unconsolidated affiliates	(1)	2,093
Equity loss in unconsolidated affiliate classified as research and product development expense	2,040	—
Non-cash compensation expense from stock grants	806	577
Net changes in operating assets and liabilities (Note 11)	(10,875)	(30,632)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	6,287	25,853

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(19)	—
Return of investment from affiliated company	—	516
Acquisition of businesses, net of cash acquired	(141)	(2,851)
Acquisition of assets	(1,750)	(10,149)
Additions to property, plant and equipment	(14,483)	(9,191)
Capitalized software	(1,653)	(1,071)
Proceeds from sale of property, plant and equipment	156	94
Maturities of marketable securities	6,485	10,225

NET CASH USED FOR INVESTING ACTIVITIES	(11,405)	(12,427)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(1,159)	(234)
Issuances of stock pursuant to exercise of stock options and employee stock purchase plan	1,445	2,451
Dividends paid to shareholders	(2,161)	(2,126)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(1,875)	91

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	319	(1,555)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,674)	11,962

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	136,806	123,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,132	$135,130

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

     These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 as filed with the February 1, 2005.

     The financial statements have not been audited by independent certified public accountants. The condensed consolidated balance sheet as of July 31, 2003, contains data derived from audited financial statements.

     Certain financial statement items in the prior fiscal year have been reclassified to conform to the current year’s financial presentation format.

2. Restatement:

          The Company is restating its condensed financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within these fiscal years and for the quarters ended October 31, 2003, January 31, 2004 and April 30, 2004 to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) during all periods covered by the restatement and (2) the treatment of a license of intellectual property sold by the Company to its affiliate Shenzhen Anke High Tech Co. Ltd. (“SAHCO”) during each of the first three quarters of fiscal 2004. As restated, the Company’s financial results for the quarter ended January 31, 2004 reflect a reduction in revenues of $2,621 and an increase in net income of $53 and basic and diluted earnings per share of $0.01; and for the six months ended January 31, 2004 reflect a reduction in revenues of $5,881, net income of $2,179, and basic and diluted earnings per share of $0.16, in each case as compared to the Company’s financial results previously reported for the three and six months ended January 31, 2004. There are also resulting changes to the captions within the net cash provided by operating activities on the Statement of Cash Flows.

          Summarized below is a more detailed discussion of the restatement affecting the quarter and six months ended January 31, 2004 and a comparison of the amounts previously reported in the unaudited condensed consolidated balance sheets and statements of operations in the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2004.

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

          The following tables show the effect of the restatements on the Company’s Statements of Operations and Balance Sheets.

Statements of Operations:

	Three Months Ended January 31, 2004
	(Unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$90,017	$86,896	$(3,121	)(a)
Engineering	3,500	4,000	500	(b)
Other	1,745	1,745

Total net revenue	95,262	92,641	(2,621)

Cost of sales:
Product	51,642	49,833	(1,809	)(c)
Engineering	2,132	2,132
Other	1,140	1,140

Total cost of sales	54,914	53,105	(1,809)

Gross margin	40,348	39,536	(1,809)

Operating expenses:
Research and product development	14,482	14,482
Selling and marketing	9,955	9,795	(160	)(d)
General and administrative	10,081	10,081

Total operating expenses	34,518	34,358	(160)

Income from operations	5,830	5,178	652

Other (income) expense:
Interest income	(962)	(962)
Interest expense	119	119
Equity in unconsolidated affiliates	(158)	(158)
Other	101	101

Total other (income) expense	(900)	(900)

Income before income taxes	6,730	6,078	652
Provision for income taxes	1,872	1,167	(705	)(e)

Net income	$4,858	$4,911	$53

Net income per common share:
Basic	$0.36	$0.37	.01	(f)
Diluted	0.36	0.37	.01	(g)
Weighted average shares outstanding:
Basic	13,412	13,412
Diluted	13,464	13,464

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product Adjust recognition of revenue for application of SOP97-2	$(3,121)

(b)	Net revenue: Engineering License revenue recognized as the payments were received from SAHCO	$500

(c)	Cost of sales: Product Adjust cost of sales related to transactions for which revenue has been deferred	$(1,809)

(d)	Selling and marketing Adjust commission expense related to transaction for which revenue has been deferred	$(160)

(e)	Provision for income taxes Net decrease to provision due to above adjustments	$(705)

(f)	Net income per common share: Basic Net effect to basic earnings per share due to above adjustments	$0.01

(g)	Net income per common share: Diluted Net effect to diluted earnings per share due to above adjustments	$0.01

Statements of Operations:

	Six Months Ended January 31, 2004
	(Unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$153,929	$149,573	$(4,356	)(a)
Engineering	12,121	10,596	(1,525	)(b)
Other	4,181	4,181

Total net revenue	170,231	164,350	(5,881)

Cost of sales:
Product	90,950	88,508	(2,442	)(c)
Engineering	4,936	4,936
Other	2,349	2,349

Total cost of sales	98,235	95,793	(2,442)

Gross margin	71,996	68,557	(3,439)

Operating expenses:
Research and product development	29,785	29,785
Selling and marketing	18,038	17,819	(219	)(d)
General and administrative	18,554	18,554

Total operating expenses	66,377	66,158	(219)

Income from operations	5,619	2,399	(3,220)

Other (income) expense:
Interest income	(2,086)	(2,086)
Interest expense	192	192
Equity in unconsolidated affiliates	(1)	(1)
Other	(5)	(5)

Total other (income) expense	(1,900)	(1,900)

Income before income taxes	7,519	4,299	(3,220)
Provision for income taxes	2,030	989	(1,041	)(e)

Net income	$5,489	$3,310	$(2,179)

Net income per common share:
Basic	$0.41	$0.25	$(0.16	)(f)
Diluted	0.41	0.25	(0.16	)(g)
Weighted average shares outstanding:
Basic	13,397	13,397
Diluted	13,505	13,505

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue:
	Product Adjust recognition of revenue for application of SOP97-2	$(4,356)

(b)	Net revenue: Engineering
	Adjustment to revenue for the sale of a license to SAHCO	$(2,775)
	License revenue recognized as the payments were received from SAHCO	1,250

	Net decrease	$(1,525)

(c)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(2,442)

(d)	Selling and marketing
	Adjust commission expense related to transaction for which revenue has been deferred	$(219)

(e)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(1,041)

(f)	Net loss per common share: Basic
	Net effect to basic earnings per share due to above adjustments	$(0.16)

(g)	Net loss per common share: Diluted
	Net effect to diluted earnings per share due to above adjustments	$(0.16)

Balance Sheets:

	January 31, 2004
	(Unaudited)
	Previously
	Reported	Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$130,132	$130,132
Marketable securities, at market	34,220	34,220
Accounts and notes receivable, net of allowance for doubtful accounts of $2,711 at January 31, 2004	56,474	54,949	$(1,525	)(a)
Inventories	70,871	70,871
Costs related to deferred revenue	12,780	16,390	3,610	(b)
Refundable and deferred income taxes	10,230	11,036	806	(c)
Other current assets	8,245	8,245

Total current assets	322,952	325,843	2,891

Property, plant and equipment, net	92,207	92,207
Investments in and advances to affiliated companies	12,029	12,029
Capitalized software, net	7,315	7,315
Goodwill	2,306	2,306
Intangible assets, net	12,012	12,012
Costs related to deferred revenue	206	206
Other assets	1,881	1,881

Total Assets	$450,908	$453,799	$2,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$1,017	$1,017
Obligations under capital leases	162	162
Accounts payable, trade	17,426	17,720	$294	(d)
Accrued liabilities	19,581	19,581
Deferred revenue	23,733	29,182	5,449	(e)
Advance payments	8,382	8,382
Accrued income taxes	6,006	5,648	(358	)(f)

Total current liabilities	76,307	81,692	5,385

Long-term liabilities:
Mortgage and other notes payable	3,718	3,718
Obligations under capital leases	249	249
Deferred revenue	1,522	1,522
Deferred income taxes	4,248	4,248

Total long-term liabilities	9,737	9,737

Commitments and guarantees (Note 13)
Stockholders’ equity:
Common stock, $.05 par value	710	710
Capital in excess of par value	48,456	48,456
Retained earnings	323,656	321,162	$(2,494	)(g)
Accumulated other comprehensive income	3,302	3,302
Treasury stock, at cost	(6,380)	(6,380)
Unearned compensation	(4,880)	(4,880)

Total stockholders’ equity	364,864	362,370	(2,494)

Total Liabilities and Stockholders’ Equity	$450,908	$453,799	$2,891

     The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of current period restatement for deferral of revenue and related costs, and the effect of current period revenue related to the license sale; and (2) the cumulative effect at the beginning of the quarter of the restatement of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Accounts and notes receivable, net
	Adjustment related to the license sale	$(1,525)

(b)	Cost related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$3,610

(c)	Refundable and deferred income taxes
	Deferred income tax related to deferred costs and revenue	$806

(d)	Accounts payable, trade
	Accrued license related to deferred revenue	$294

(e)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$5,449

(f)	Accrued income taxes
	Tax provision adjusted for the change to net income	$(358)

(g)	Retained earnings
	Net effect to retained earnings from above adjustments:
	Cumulative effect through July 31, 2003	$(315)
	Effect for the six months ended January 31,2004	$(2,179)

	Net decrease	$(2,494)

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

     If the Company had adopted the fair value method described in SFAS 123, the results of operations would have been reported as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net income, as reported	$4,911	$21,265	$3,310	$40,892
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	318	184	688	358
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(993)	(967)	(2,099)	(1,844)

Pro forma net income	$4,236	$20,482	$1,899	$39,406

Earnings per share:
Basic — as reported	$0.37	$1.61	$0.25	$3.10
Basic — pro forma	0.32	1.55	0.14	2.99
Diluted — as reported	$0.37	$1.59	$0.25	$3.07
Diluted — pro forma	0.31	1.53	0.14	2.96

4. Balance sheet information:

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

	January 31,	July 31,
	2004	2003
Inventories:
Raw materials	$35,985	$37,155
Work-in-process	12,218	15,003
Finished goods	22,668	17,390

	$70,871	$69,548

Accrued liabilities:
Accrued employee compensation and benefits	$9,606	$13,203
Accrued warranty	5,981	7,302
Other	3,994	3,907

	$19,581	$24,412

Advance payments and other:
Ramp-up funds	$2,343	$3,650
Customer deposits	6,039	2,148

	$8,382	$5,798

5. Acquisition of assets:

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

6. Investments in and advances to affiliated companies:

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

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net income	$4,911	$21,265	$3,310	$40,892

Weighted average number of common shares outstanding- basic	13,412	13,215	13,397	13,194
Effect of dilutive securities:
Stock options and restricted stock	52	197	108	138

Weighted average number of common shares outstanding- diluted	13,464	13,412	13,505	13,332

Net income per common share:
Basic	$0.37	$1.61	$0.25	$3.10
Diluted	0.37	1.59	0.25	3.07
Anti-dilutive shares related to outstanding stock options	249	7	142	135

9. Dividends:

     The Company declared dividends of $.08 per common share on December 8, 2003, payable on January 5, 2004 to shareholders of record on December 22, 2003 and $.08 per common share on October 14, 2003, payable November 11, 2003 to shareholders of record on October 28, 2003.

10. Comprehensive Income:

     The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net income	$4,911	$21,265	$3,310	$40,892
Other comprehensive income (loss) net of taxes:
Unrealized gains (losses) from marketable securities net of taxes of $86 and $96, for the three months ended January 31, 2004, and 2003, and $178 and $71 for the six months ended January 31, 2004 and 2003, respectively	(130)	146	(273)	(108)
Foreign currency translation adjustment, net of taxes of $1,132 and $517, for the three months ended January 31, 2004 and 2003, and $1,876 and $579 for the six months ended January 31, 2004 and 2003, respectively	1,730	789	2,866	1,000

Total comprehensive income	$6,511	$22,200	$5,903	$41,784

11. Supplemental disclosure of cash flow information:

     Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Six Months Ended
	January 31,
	2004	2003
	Restated	Restated
Accounts and notes receivable	$(1,404)	$2,878
Accounts receivable from affiliates	915	601
Inventories	26	2,462
Costs related to deferred revenue	(717)	(5,020)
Other current assets	(2,002)	(635)
Other assets	2,171	(3,198)
Accounts payable, trade	(4,038)	(7,643)
Accrued liabilities	(1,129)	3,951
Advance payments and deferred revenue	(4,316)	(37,430)
Accrued income taxes	(381)	13,402

Net changes in operating assets and liabilities	$(10,875)	$(30,632)

12. Taxes:

     The effective tax rate for the three and six months ended January 31, 2004 was 19% and 23%, respectively, as compared to 38% for the same periods last year. The decrease in the effective tax rates from the prior year was due primarily to a relative increase in the estimated benefits from tax exempt interest and research and development credits as a result of a lower dollar base of pre-tax income.

13. Segment information:

     The Company operates in three reporting segments. The two primary reporting segments conduct business within the electronics industry: Imaging Technology Products and Signal Processing Technology Products. Imaging Technology Products consists primarily of electronic systems and subsystems for medical imaging equipment and advanced explosive detection systems. Signal Processing Technology Products consists of Analog to Digital (A/D) converters and supporting modules, and high-speed digital signal processors. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income. Assets of Corporate and Other consists primarily of the Company’s cash equivalents, marketable securities, fixed and other assets, which are not specifically identifiable. The table below presents information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenues from external customers:
Imaging technology products	$83,192	$150,763	$146,333	$272,667
Signal processing technology products	7,704	4,518	13,836	12,171
Corporate and other	1,745	1,690	4,181	4,366

Total	$92,641	$156,971	$164,350	$289,204

Income (loss) before income taxes:
Imaging technology products	$5,276	$35,309	$2,216	$64,805
Signal processing technology products	(39)	(2,359)	(331)	(1,971)
Corporate and other	841	1,395	2,414	3,167

Total	$6,078	$34,345	$4,299	$66,001

	January 31, 2004	July 31, 2003
	Restated
Identifiable assets:
Imaging technology products	$234,475	$223,841
Signal processing technology products	12,113	13,105
Corporate and other(A)	207,211	220,471

Total	$453,799	$457,417

(A)	Includes cash equivalents and marketable securities of $147,066 and $167,229 at January 31, 2004, and July 31, 2003, respectively.

14. Commitments and guarantees:

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

     Generally, the Company warrants that its products will perform, in all material respects, in accordance with its standard published specification in effect at the time of delivery of the products to the customer for a period ranging from 12 to 24 months from the date of delivery. The Company provides for the estimated cost of product and service warranties based on specific warranty claims, claims history and engineering estimates, where applicable.

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

15. New accounting pronouncements

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

16. Subsequent events:

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

     Net sales for the six months ended January 31, 2004 were $124,854 lower than the same period last year. Net sales for the three months ended January 31, 2004 were $64,330 lower than the same period last year. The sales decrease in these periods was primarily the result of the number of EXACT systems sold to L-3 Communications. The short fall in the EXACT systems sales was partially offset by higher demand for ultrasound, data acquisition systems and high speed computers products, the recognition of the prior years Camtronics deferred revenue of $7,500, the sale of a license of intellectual property for $1,250, and revenue of $2,500 resulting from a multi-year, multi-million dollar Original Equipment Manufacturer’s (“OEM”) agreement, in which a level of margin based on a certain amount of revenue per year is guaranteed annually for the next three years.

     Gross margin for the six months ended January 31, 2004 decreased slightly to 41.7% from 42.5% the same period last year. Gross margin for the three months ended January 31, 2004 improved to 42.7% from 41.0% from the same period last year, mainly the result of the benefit of $2,500 of margin guaranteed by an OEM customer.

     Total operating expenses increased $7,402 for the six months ended January 31, 2004 over the same period last year, and $2,744 for the quarter ended January 31, 2004 over the same period last year. The increase in operating expenses is primarily the result of increased research and product development expenses related to the Company’s continued focus on developing new generations of medical imaging equipment and security systems and subsystems. Sales and marketing expenses increased primarily as a result of salaries, related expenses, and other operating expenses for the Company’s newly established subsidiary, Anexa. General and administrative expenses increased mainly due to incremental costs of certain recently acquired businesses and increased accounting and legal costs.

     Diluted earnings per share declined to $0.25 per share for the six months ended January 31, 2004 from $3.07 per share for the six months ended January 31, 2003. Diluted earnings per share declined for the quarter ended January 31, 2004 to $0.37 from $1.59 for the same period last year. In both periods the decline in earnings per share over the same periods in the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

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

Results of Operations

Six Months Fiscal 2004 (01/31/04) vs. Six Months Fiscal 2003 (01/31/03)

     Product revenue for the six months ended January 31, 2004 was $149,573 compared to $272,983 for the same period last year, a decrease of $123,410 or 45%. The decrease in product revenue was primarily due to sales of Imaging Technology Products which decreased $127,574 or 48% to $136,019 for the six months ended January 31, 2004 from $263,593 for the six months ended January 31, 2003. This was primarily the result of reduced sales of the EXACT systems and spare parts which the Company supplied to L-3 Communications from $161,054 for the six months ended January 31, 2003 to $9,756 for the six months ended January 31, 2004. This was partially offset by increased sales of $23,724, or 23% over prior year sales, of systems and subsystems for medical imaging equipment due to increased demand of ultrasound and data acquisition systems. This increase also includes approximately $7,500 of prior years’ deferred revenue which was recognized in the current period, and approximately $2,500 of revenue resulting from a multi-year, multi-million dollar OEM agreement, in which a level of margin based on a certain amount of revenue per year is guaranteed annually for the next three years.

     Engineering revenue for the six months ended January 31, 2004 was $10,596 compared to $11,855 for the same period last year, an decrease of $1,259 or 11%. This decrease was primarily due to a reduction in certain funded projects partially offset by the sale of a license of intellectual property for $1,250 to the Company’s affiliate Shenzhen Anke High-Tech Co., Ltd. (“SAHCO”).

     Other revenue of $4,181 and $4,366 represents revenue for the hotel operation for the six months ended January 31, 2004 and 2003, respectively.

     Product gross margin was $61,065 for the six months ended January 31, 2004 compared to $117,396 for the same period last year. Product gross margin as a percentage of product revenue was 41% and 43% for the six months ended January 31, 2004 and 2003, respectively. The decrease in product gross margin percentage over the prior year was primarily attributable to lower sales of security imaging technology products, which have higher gross margin than most of the Company’s other products, partially offset by the benefit of $2,500 of margin guaranteed by an OEM customer.

     Engineering gross margin was $5,660 for the six months ended January 31, 2004 compared to $3,452 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 53% and 29% for the six months ended January 31, 2004 and 2003, respectively. The increase in engineering gross margin as a percentage of revenue over the prior year was primarily due to the sale of a license of intellectual property to the Company’s affiliate SAHCO for $1,250 with no corresponding cost and lower costs related to customer funded projects.

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

     Selling and marketing expenses were $17,819 or 11% of total revenue for the six months ended January 31, 2004, as compared to $16,380 or 6% of total revenue for the same period last year. The increase in selling expenses was primarily the result of salaries, related expenses and other operating expenses for the Company’s newly established subsidiary, Anexa, to sell the next generation of digital imaging solutions to select end-user markets in the United States.

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

     The effective tax rate for the six months of fiscal 2004 was 23% as compared to 38% for the same period last year. The decrease of 15% was primarily due to a relative increase in the estimated benefits from tax exempt interest and research and development credits as a result of a lower dollar base of pre tax income for fiscal 2004 when compared to the same period for fiscal 2003.

     Net income for the six months ended January 31, 2004 was $3,310 or $0.25 per basic and diluted earnings per share, as compared to $40,892 or $3.10 per basic earnings per share and $3.07 per diluted earnings per share for the same period last year. The decrease in net income over the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

Results of Operations

Second Quarter Fiscal 2004 (01/31/04) vs. Second Quarter Fiscal 2003 (01/31/03)

     Product revenue for the three months ended January 31, 2004 was $86,896 compared to $149,806 for the same period last year, a decrease of $62,910 or 42%. The decrease in product revenue was primarily due to sales of Imaging Technology Products which decreased $66,594 or 46% to $79,402 for the quarter ended January 31, 2004 from $145,996 for the quarter ended January 31, 2003. This was primarily the result of reduced sales of the EXACT systems and spare parts which the Company supplied to L-3 Communications from $88,088 for the quarter ended January 31, 2003 to $6,456 for the quarter ended January 31, 2004. This was partially offset by increased sales of $15,038, or 26% over prior year sales, of systems and subsystems for medical imaging equipment due to increased demand of ultrasound and data acquisition systems. This increase also includes approximately $7,000 of prior years’ deferred revenue which was recognized in the current period, and approximately $2,500 of revenue resulting from a multi-year, multi-million dollar OEM agreement, in which a level of margin based on a certain amount of revenue per year is guaranteed annually for the next three years.

     Engineering revenue for the three months ended January 31, 2004 was $4,000 compared to $5,475 for the same period last year, a decrease of $1,475 or 27%. This decrease in engineering revenue was primarily due to a decrease in funding projects for developing medical and security imaging equipment, partially offset by a license sale of $500 to the Company’s affiliate SAHCO.

     Other revenue of $1,745 and $1,690 represents revenue for the hotel operation for the three months ended January 31, 2004 and 2003, respectively.

     Product gross margin was $37,063 for the quarter ended January 31, 2004 compared to $61,841 for the same period last year. Product gross margin as a percentage of product revenue was 43% and 41% for the three months ended January 31, 2004 and 2003, respectively. The increase in product gross margin percentage over the prior year quarter was primarily attributable to the benefit of $2,500 of margin guaranteed by an OEM customer.

     Engineering gross margin was $1,868 for the three months ended January 31, 2004 compared to $1,968 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 47% and 36% for the three months ended January 31, 2004 and 2003, respectively. The increase in gross margin percentage was mainly due to the sale of a license of intellectual propriety of $500 to the Company’s affiliate SAHCO, with no corresponding cost.

     Research and product development expenses were $14,482 for the three months ended January 31, 2004 or 15% of total revenue, compared to $14,571, or 9% of total revenue for the same period last year. The increase in research and product development as a percentage of revenue was primarily the result of lower EXACT revenue from a year ago.

     Selling and marketing expenses were $9,795 or 11% of total revenue for the three months ended January 31, 2004, as compared to $8,448 or 5% of total revenue for the same period last year. The increase was primarily due to salaries and related expenses including other operating expenses for the Company’s newly established subsidiary, Anexa, to sell the next generation of digital imaging solutions to select end-user markets in the United States.

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

     The effective tax rate for the second quarter of fiscal 2004 was 19% as compared to 38% for the same period last year. The decrease in the tax rates of 19% was primarily due to a relative increase in the estimated benefits from tax exempt interest and research and development credits as a result of a lower dollar base of pre tax income for fiscal 2004 when compared to the same period for fiscal 2003.

     Net income for the three months ended January 31, 2004 was $4,911 or $0.37 per basic and diluted earnings per share, as compared to $21,265 or $1.61 per basic earnings per share and $1.59 per diluted earnings per share for the same period last year. The decrease in net income over the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

Liquidity and Capital Resources

     The Company’s balance sheet reflects a current ratio of 4.0 to 1 at January 31, 2004 compared to 3.7 to 1 at July 31, 2003. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .25 to 1 at January 31, 2004 and .28 to 1 at July 31, 2003. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

     Cash provided by operations was $6,287 for the six months ended January 31, 2004, compared with cash flow generated of $25,853 for the same period last year. The decrease in cash flows from operations was primarily the result of a decrease in net income of $37,582 and a net decrease in changes in operating assets and liabilities of $19,757.

     Net cash used for investing activities was $11,405 for the six months ended January 31, 2004 compared to $12,427 for the same period last year. The decrease in net cash used of $1,022 was primarily due to maturity of marketable securities and a reduction in spending related to business acquisitions. These decreases were partially offset by increased capital expenditures of $14,483 of which $8,121 was related to the Company’s new addition to its headquarters facility in Peabody, Massachusetts.

     Net cash used for financing activities was $1,875 for the six months ended January 31, 2004 versus net cash provided of $91 for the prior year period. The increase in net cash used of $1,966 was primarily due to lower proceeds from the issuances of stock pursuant to employee stock option and employee stock purchase plans of $1,006 and a payment of a loan obligation from a business acquisition of $925.

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

Off-balance sheet arrangements

     As of January 31, 2004 the Company had approximately $24,000 in revolving credit facilities with various banks available for direct borrowings. As of January 31, 2004, there were no direct borrowings. However, the Company has guaranteed through a provision of a credit facility with its principal bank the debt owed by Cedara to its bank lender for approximately $11,300.

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

     The Company’s three largest customers for the fiscal year ended July 31, 2003, each of which is a significant and valued customer, were L-3 Communications, General Electric and Toshiba, which accounted for approximately 43%, 9% and 7%, respectively, of product and engineering revenue. For the first six months ended January 31, 2004, the Company’s three largest customers, Toshiba, General Electric, and Siemens accounted for approximately 13%, 12% and 9%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2004. The Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared.

     The Company’s management performed its initial evaluation of its disclosure controls and procedures shortly following the quarter ended January 31, 2004. However, in the course of preparing its Annual Report on Form 10-K for the fiscal year ended July 31, 2004, the Company further evaluated certain information leading it to question whether appropriate software revenue recognition procedures had been followed in all cases by its Camtronics Medical Systems Ltd. subsidiary. The Company conducted a review of Camtronics transactions and the revenue recognition procedures followed, which has led the Company to restate its financial statements for the first three quarters of the fiscal year ended July 31, 2004 and for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements). Based upon this subsequent evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by management, as well as the information learned as a result of its review of Camtronics transactions, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2004, there were a number of significant deficiencies in the controls and procedures relating to the Company’s Camtronics subsidiary that together constitute a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively as of January 31, 2004.

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

PART II. OTHER INFORMATION

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