Form 10-Q/A
period 2004-04-30
ANALOGIC CORP
filed 2005-03-03
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 on

Form 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

ANALOGIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED APRIL 30, 2004
INTRODUCTORY NOTE
(in thousands, except per share data)

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Analogic Corporation (the “Company”) for the quarter ended April 30, 2004 is being filed to (i) restate the Company’s Condensed Consolidated Financial Statements (Unaudited) for the quarter ended April 30, 2004 and (ii) revise related disclosures included in the Quarterly Report on Form 10-Q.

     On December 13, 2004, the Company announced that it would restate its quarterly financial statements for the quarters ended October 31, 2003, January 31, 2004 and April 30, 2004. On January 14, 2005, the Company announced that it would restate its financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years. The purpose of this restatement is to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue and related costs by Camtronics Medical Systems, Ltd. (“Camtronics”) a wholly owned U.S. subsidiary of the Company during the periods covered by the restatement, and (2) the treatment of a license of intellectual property sold by the Company to its affiliate Shenzhen Anke High-Tech Co. Ltd (“SAHCO”) during each of the first three quarters of fiscal 2004. The restatement primarily involves a deferral of Camtronics’ revenues and associated costs from the fiscal period in which they were originally recorded to subsequent fiscal periods, and the recognition of revenue under the SAHCO license as payments are received rather than upon execution of the SAHCO license in the first quarter of fiscal 2004. As restated, the Company’s financial results for the quarter ended April 30, 2004 reflect a reduction in revenues of $3,285, net income of $631, and basic and diluted earnings per share of $0.05; and for the nine months ended April 30, 2004 reflect a reduction in revenue of $9,166, net income of $2,810, and basic and diluted earnings per share of $0.21. See Note 2, “Restatement,” of the Notes to Unaudited Condensed Consolidated Financial Statements for a more complete discussion of the restatement.

     This Amendment No. 1 amends Part I, Items 1, 2, 3 and 4, and Part II, Item 6 of the Quarterly Report of Form 10-Q for the quarter ended April 30, 2004. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

ANALOGIC CORPORATION

Page No.
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of April 30, 2004 (restated) and July 31, 2003.	4
Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended April 30, 2004 (restated) and 2003 (Restated)	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2004 (restated) and 2003 (Restated)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7-20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28-30
Part II. Other Information
Item 6. Exhibits	31
Signatures	32
Exhibit Index	33
Certifications	34-37
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	April 30,	July 31,
	2004	2003
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$142,304	$136,806
Marketable securities, at market	31,700	41,155
Accounts and notes receivable, net of allowance for doubtful accounts of $2,533 at April 30, 2004 and $4,189 at July 31, 2003	50,813	53,875
Inventories	68,617	69,548
Costs related to deferred revenue	16,177	15,227
Refundable and deferred income taxes	12,311	13,223
Other current assets	6,782	6,069

Total current assets	328,704	335,903

Property, plant and equipment, net	91,314	83,926
Investments in and advances to affiliated companies	12,099	14,050
Capitalized software, net	7,989	6,339
Goodwill	2,306	2,306
Intangible assets, net	11,052	11,708
Costs related to deferred revenue	212	652
Other assets	1,679	2,533

Total Assets	$455,355	$457,417

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Mortgage and other notes payable	$787	$1,277
Obligations under capital leases	163	180
Accounts payable, trade	19,177	21,384
Accrued liabilities	20,014	24,412
Deferred revenue	30,866	30,632
Advance payments	9,691	5,798
Accrued income taxes	5,029	5,909

Total current liabilities	85,727	89,592

Long-term liabilities:
Mortgage and other notes payable		3,837
Obligations under capital leases	202	327
Deferred revenue	1,331	2,288
Deferred income taxes	4,808	5,175

Total long-term liabilities	6,341	11,627

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	713	710
Capital in excess of par value	52,553	47,229
Retained earnings	321,213	320,013
Accumulated other comprehensive income	2,003	709
Treasury stock, at cost	(5,947)	(6,777)
Unearned compensation	(7,248)	(5,686)

Total stockholders’ equity	363,287	356,198

Total Liabilities and Stockholders’ Equity	$455,355	$457,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net revenue:
Product	$82,573	$94,170	$232,146	$367,153
Engineering	4,733	4,949	15,329	16,804
Other	1,666	1,718	5,847	6,084

Total net revenue	88,972	100,837	253,322	390,041

Cost of sales:
Product	50,046	56,844	138,554	212,431
Engineering	3,503	3,802	8,439	12,205
Other	1,156	1,094	3,505	3,460

Total cost of sales	54,705	61,740	150,498	228,096

Gross margin	34,267	39,097	102,824	161,945

Operating expenses:
Research and product development	14,084	14,591	43,869	40,539
Selling and marketing	9,552	9,014	27,371	25,394
General and administrative	10,333	8,076	28,887	24,504

Total operating expenses	33,969	31,681	100,127	90,437

Income from operations	298	7,416	2,697	71,508

Other (income) expense:
Interest income	(743)	(1,302)	(2,829)	(3,811)
Interest expense	61	89	253	240
Equity in unconsolidated affiliates	(847)	455	(848)	2,548
Other	322	(1,095)	317	(2,739)

Total other (income) expense	(1,207)	(1,853)	(3,107)	(3,762)

Income before income taxes	1,505	9,269	5,804	75,270
Provision for income taxes	365	2,304	1,354	27,413

Net income	$1,140	$6,965	$4,450	$47,857

Net income per common share:
Basic	$0.08	$0.52	$0.33	$3.62
Diluted	0.08	0.52	0.33	3.59
Weighted average shares outstanding:
Basic	13,492	13,290	13,428	13,225
Diluted	13,508	13,390	13,506	13,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	April 30,
	2004	2003
	Restated	Restated
OPERATING ACTIVITIES:
Net income	$4,450	$47,857
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	745	2,715
Depreciation and amortization	15,554	14,134
Allowance for doubtful accounts	2	1,572
Loss (gain) on sale of property, plant, and equipment	(26)	49
Equity (gain) loss in unconsolidated affiliates	(848)	2,548
Equity loss in unconsolidated affiliate classified as research and product development expense	2,564	—
Non-cash compensation expense from stock grants	1,147	984
Net changes in operating assets and liabilities	621	(33,447)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	24,209	36,412

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(19)	—
Return of investment from affiliated company	—	516
Acquisition of businesses, net of cash acquired	(141)	(2,851)
Acquisition of assets	(1,750)	(10,149)
Additions to property, plant and equipment	(17,948)	(11,901)
Capitalized software	(2,851)	(2,048)
Proceeds from sale of property, plant and equipment	171	133
Maturities of marketable securities	8,775	13,915

NET CASH USED FOR INVESTING ACTIVITIES	(13,763)	(12,385)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(5,100)	(403)
Issuances of stock pursuant to exercise of stock options and employee stock purchase plan	3,111	3,058
Dividends paid to shareholders	(3,250)	(3,195)

NET CASH USED FOR FINANCING ACTIVITIES	(5,239)	(540)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	291	(3,048)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,498	20,439

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	136,806	123,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,304	$143,607

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

2. Restatement

The Company is restating its condensed financial statements for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within these fiscal years and for the quarters ended October 31, 2003, January 31, 2004 and April 30, 2004 to reflect the application of the appropriate accounting principles to (1) the recognition of software revenue by its 100% owned U.S. subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) during all periods covered by the restatement and (2) the treatment of a license of intellectual property sold by the Company to its affiliate Shenzhen Anke High Tech Co. Ltd. (“SAHCO”) during each of the first three quarters of fiscal 2004. As restated, the Company’s financial results for the quarter ended April 30, 2004 reflect a reduction in revenues of $3,285, net income of $631, and basic and diluted earnings per share of $0.05; and for the nine months ended April 30, 2004 reflect a reduction in revenue of $9,166, net income of $2,810, and basic and diluted earnings per share of $0.21, in each case as compared to the Company’s financial results previously reported for the three and nine months ended April 30, 2004. There are also resulting changes to the captions within the Net Cash Provided by Operating Activities on the Statement of Cash Flows.

          Summarized below is a more detailed discussion of the restatement affecting the quarter and nine months ended April 30, 2004 and a comparison of the amounts previously reported in the unaudited condensed balance sheets and statements of operations in the Company’s Quarterly Report Form 10-Q for the three and nine months ended April 30, 2004.

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

Statements of Operations:

	Three Months Ended April 30, 2004
	(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$86,358	$82,573	$(3,785	) (a)
Engineering	4,233	4,733	500	(b)
Other	1,666	1,666

Total net revenue	92,257	88,972	(3,285)

Cost of sales:
Product	52,146	50,046	(2,100	) (c)
Engineering	3,503	3,503
Other	1,156	1,156

Total cost of sales	56,805	54,705	(2,100)

Gross margin	35,452	34,267	(1,185)

Operating expenses:
Research and product development	14,084	14,084
Selling and marketing	9,740	9,552	(188	) (d)
General and administrative	10,408	10,333	(75	) (e)

Total operating expenses	34,232	33,969	(263)

Income from operations	1,220	298	(922)

Other (income) expense:
Interest income	(743)	(743)
Interest expense	61	61
Equity in unconsolidated affiliates	(847)	(847)
Other	322	322

Total other (income) expense	(1,207)	(1,207)

Income before income taxes	2,427	1,505	(922)
Provision for income taxes	656	365	(291	) (f)

Net income	$1,771	$1,140	$(631)

Net income per common share:
Basic	$0.13	$0.08	$(0.05	) (g)
Diluted	0.13	0.08	(0.05	) (h)
Weighted average shares outstanding:
Basic	13,492	13,492
Diluted	13,508	13,508

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP97-2	$(3,785)

(b)	Net revenue: Engineering
	License revenue recognized as the payments were received from SAHCO	$500

(c)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(2,100)

(d)	Selling and marketing
	Adjust commission expense related to transaction for which revenue has been deferred	$(188)

(e)	General and administrative
	Adjustment to allowance for doubtful accounts related to the SAHCO license	$(75)

(f)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(291)

(g)	Net income per common share: Basic
	Net effect to basic earnings per share due to above adjustments	$(0.05)

(h)	Net income per common share: Diluted
	Net effect to diluted earnings per share due to above adjustments	$(0.05)

Statements of Operations:

	Nine Months Ended April 30, 2004
		(unaudited)
	Previously
	Reported	Restated	Change
Net revenue:
Product	$240,287	$232,146	$(8,141	) (a)
Engineering	16,354	15,329	(1,025	) (b)
Other	5,847	5,847

Total net revenue	262,488	253,322	(9,166)

Cost of sales:
Product	143,096	138,554	(4,542	) (c)
Engineering	8,439	8,439
Other	3,505	3,505

Total cost of sales	155,040	150,498	(4,542)

Gross margin	107,448	102,824	(4,624)

Operating expenses:
Research and product development	43,869	43,869
Selling and marketing	27,778	27,371	(407	) (d)
General and administrative	28,962	28,887	(75	) (e)

Total operating expenses	100,609	100,127	(482)

Income from operations	6,839	2,697	(4,142)

Other (income) expense:
Interest income	(2,829)	(2,829)
Interest expense	253	253
Equity in unconsolidated affiliates	(848)	(848)
Other	317	317

Total other (income) expense	(3,107)	(3,107)

Income before income taxes	9,946	5,804	(4,142)
Provision for income taxes	2,686	1,354	(1,332	) (f)

Net income	$7,260	$4,450	$(2,810)

Net income per common share:
Basic	$0.54	$0.33	$(0.21	) (g)
Diluted	0.54	0.33	(0.21	) (h)
Weighted average shares outstanding:
Basic	13,428	13,428
Diluted	13,506	13,506

Statements of Operations components increased (decreased) as a result of the following:

(a)	Net revenue: Product
	Adjust recognition of revenue for application of SOP97-2	$(8,141)

(b)	Net revenue: Engineering
	Adjustment to revenue for the sale of a license to SAHCO	$(2,775)
	License revenue recognized as the payments were received from SAHCO	1,750

	Net decrease	$(1,025)

(c)	Cost of sales: Product
	Adjust cost of sales related to transactions for which revenue has been deferred	$(4,542)

(d)	Selling and marketing
	Adjust commission expense related to transaction for which revenue has been deferred	$(407)

(e)	General and administrative
	Adjustment to allowance for doubtful accounts related to the SAHCO license	$(75)

(f)	Provision for income taxes
	Net decrease to provision due to above adjustments	$(1,332)

(g)	Net income per common share: Basic
	Net effect to basic earnings per share due to above adjustments	$(0.21)

(h)	Net income per common share: Diluted
	Net effect to diluted earnings per share due to above adjustments	$(0.21)

Balance Sheets:

	April 30, 2004
	(unaudited)
	Previously
	Reported	Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$142,304	$142,304
Marketable securities, at market	31,700	31,700
Accounts and notes receivable, net of allowance for doubtful accounts of $2,608 at April 30, 2004	51,763	50,813	$(950	) (a)
Inventories	68,617	68,617
Costs related to deferred revenue	10,254	16,177	5,923	(b)
Refundable and deferred income taxes	10,939	12,311	1,372	(c)
Other current assets	6,782	6,782

Total current assets	322,359	328,704	6,345
Property, plant and equipment, net	91,314	91,314
Investments in and advances to affiliated companies	12,099	12,099
Capitalized software, net	7,989	7,989
Goodwill	2,306	2,306
Intangible assets, net	11,052	11,052
Costs related to deferred revenue	212	212
Other assets	1,679	1,679

Total Assets	$449,010	$455,355	$6,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Mortgage and other notes payable	$787	$787
Obligations under capital leases	163	163
Accounts payable, trade	18,858	19,177	$319	(d)
Accrued liabilities	20,014	20,014
Deferred revenue	21,632	30,866	9,234	(e)
Advance payments	9,691	9,691
Accrued income taxes	5,112	5,029	(83	) (f)

Total current liabilities	76,257	85,727	9,470

Long-term liabilities:
Mortgage and other notes payable	—	—
Obligations under capital leases	202	202
Deferred revenue	1,331	1,331
Deferred income taxes	4,808	4,808

Total long-term liabilities	6,341	6,341

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	713	713
Capital in excess of par value	52,553	52,553
Retained earnings	324,338	321,213	(3,125	) (g)
Accumulated other comprehensive income	2,003	2,003
Treasury stock, at cost	(5,947)	(5,947)
Unearned compensation	(7,248)	(7,248)

Total stockholders’ equity	366,412	363,287	(3,125)

Total Liabilities and Stockholders’ Equity	$449,010	$455,355	$6,345

     The increases (decreases) to the balance sheet components are due to (1) current period recognition of the effect of current period restatement for deferral of revenue and related costs, and the effect of current period revenue related to the license sale; and (2) the cumulative effect at the beginning of the quarter of the restatement of prior periods for similar matters. On a net basis the balance sheet components increased (decreased) due to the following:

(a)	Accounts and notes receivable, net
	Adjustment related to the license sale	$(1,025)
	Adjustment to allowance for doubtful accounts related to the SAHCO license	75

		$(950)

(b)	Cost related to deferred revenue (short-term)
	Deferred costs related to deferred revenue	$5,923

(c)	Refundable and deferred income taxes
	Deferred income tax related to deferred costs and revenue	$1,372

(d)	Accounts Payable, Trade
	Accrued license related to deferred revenue	$319

(e)	Deferred revenue (short-term)
	Deferred revenue classified as short-term	$9,234

(f)	Accrued income taxes
	Tax provision adjusted for the change to net income	$(83)

(g)	Retained earnings
	Net effect to retained earnings from above adjustments:
	Cumulative effect through July 31, 2003	$(315)
	Effect for the nine months ended April 30, 2004	(2,810)

	Total	$(3,125)

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

     If the Company had adopted the fair value method described in SFAS 123, the results of operations would have been reported as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net income, as reported	$1,140	$6,965	$4,450	$47,857
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	259	304	947	625
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(851)	(754)	(2,950)	(1,950)

Pro forma net income	$548	$6,515	$2,447	$46,532

Earnings per share:
Basic — as reported	$0.08	$0.52	$0.33	$3.62
Basic — pro forma	0.04	0.49	0.18	3.52
Diluted — as reported	0.08	0.52	0.33	3.59
Diluted — pro forma	0.04	0.49	0.18	3.49

4. Balance sheet information:

     Additional information for certain balance sheet accounts is as follows for the periods indicated:

	April 30,	July 31,
	2004	2003
Inventories:
Raw materials	$36,146	$37,155
Work-in-process	13,877	15,003
Finished goods	18,594	17,390

	$68,617	$69,548

Accrued liabilities:
Accrued employee compensation and benefits	$11,095	$13,203
Accrued warranty	4,984	7,302
Other	3,935	3,907

	$20,014	$24,412

Advance payments:
Ramp-up funds	$1,979	$3,650
Customer deposits	7,712	2,148

	$9,691	$5,798

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

6. Investments in and advances to affiliated companies:

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

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net income	$1,140	$6,965	$4,450	$47,857

Weighted average number of common shares outstanding — basic	13,492	13,290	13,428	13,225
Effect of dilutive securities:
Stock options and restricted stock	16	100	78	126

Weighted average number of common shares outstanding — diluted	13,508	13,390	13,506	13,351

Net income per common share:
Basic	$0.08	$0.52	$0.33	$3.62
Diluted	0.08	0.52	0.33	3.59
Anti-dilutive shares related to outstanding stock options	131	22	138	97

9. Dividends:

     The Company declared dividends of $.08 per common share on March 11. 2004, payable on April 9, 2004 to shareholders of record on March 25, 2004; $.08 per common share on December 8, 2003, payable on January 5, 2004 to shareholders of record on December 22, 2003; and $.08 per common share on October 14, 2003, payable November 11, 2003 to shareholders of record on October 28, 2003.

10. Comprehensive Income:

     The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net income	$1,140	$6,965	$4,450	$47,857
Other comprehensive income (loss) net of taxes:
Unrealized losses from marketable securities net of taxes of $91 and $72, for the three months ended April 30, 2004, and 2003, and $269 and $143 for the nine months ended April 30, 2004 and 2003, respectively	(139)	(111)	(412)	(219)
Foreign currency translation adjustment, net of taxes of $760 and $274, for the three months ended April 30, 2004 and 2003, and $1,116 and $934 for the nine months ended April 30, 2004 and 2003, respectively	(1,161)	421	1,705	1,421

Total comprehensive income	$(160)	$7,275	$5,743	$49,059

11. Supplemental disclosure of cash flow information:

     Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Nine Months Ended
	April 30,
	2004	2003
	Restated	Restated
Accounts and notes receivable	$2,808	$6,446
Accounts receivable from affiliates	174	1,926
Inventories	1,734	6,218
Costs related to deferred revenue	(510)	(4,285)
Other current assets	(630)	367
Other assets	2,332	(5,533)
Accounts payable, trade	(2,409)	(5,561)
Accrued liabilities	(4,870)	5,123
Advance payments and deferred revenue	2,931	(45,330)
Accrued income taxes	(939)	7,182

Net changes in operating assets and liabilities	$621	$(33,447)

12. Taxes:

     The effective tax rate for the nine months ended April 30, 2004 was 23% as compared to 36% for the same period last year. The decrease of 13% was primarily due to a relative increase in the estimated benefits from tax exempt interest, extraterritorial income and research and development credits as a result of a lower dollar base of pre-tax income for fiscal 2004 when compared to the same period for fiscal 2003.

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenues from external customers:
Imaging technology products	$81,350	$95,631	$227,683	$368,298
Signal processing technology products	5,956	3,488	19,792	15,659
Corporate and other	1,666	1,718	5,847	6,084

Total	$88,972	$100,837	$253,322	$390,041

Income (loss) before income taxes:
Imaging technology products	$797	$10,263	$3,013	$75,068
Signal processing technology products	186	(2,419)	(145)	(4,390)
Corporate and other	522	1,425	2,936	4,592

Total	$1,505	$9,269	$5,804	$75,270

	April 30, 2004	July 31, 2003
	Restated
Identifiable assets:
Imaging technology products	$226,630	$223,841
Signal processing technology products	12,524	13,105
Corporate and other(A)	216,201	220,471

Total	$455,355	$457,417

(A)	Includes cash equivalents and marketable securities of $155,017 and $167,229 at April 30, 2004 and July 31, 2003, respectively.

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

16. Subsequent events:

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

     Net sales for the nine months ended April 30, 2004 were $136,719 lower than the same period last year. The net sales for the three months ended April 30, 2004 were $11,865 lower than the same period last year. The sales decrease for these periods was, as expected, primarily the result of a reduction of the number of EXACT systems and related spare parts sold to L-3 Communications. The short fall in the EXACT systems and spare parts sales was partially offset during the nine months ended April 30, 2004 by higher demand for ultrasound, data acquisition systems, high-speed computer products, fetal monitor products, the recognition of the prior years’ Camtronics deferred revenue of $8,700, the sale of a license of intellectual property for $1,750 to an affiliated party, and revenue of $2,500 resulting from a multi-year, multi-million dollar Original Equipment Manufacturer’s (“OEM”) agreement, in which a level of margin based on a certain amount of revenue per year is guaranteed annually for the next three years.

     Gross margin for the nine and three months ended April 30, 2004, decreased slightly to 40.6% from 41.5% and to 38.5% from 38.8% from the same periods last year, respectively.

     Total operating expenses increased $9,690 for the nine months ended April 30, 2004 over the same period last year, and $2,288 for the quarter ended April 30, 2004 over the same period last year. The increase in operating expenses is primarily the result of increased general and administrative expenses, mainly due to incremental accounting and legal costs and incremental costs of certain recently acquired businesses, increased research and product development expenses related to the Company’s continued focus on developing new generations of medical imaging and security systems and subsystems, and increased selling and marketing expenses primarily as a result of salaries, related expenses, and other operating expenses for the Company’s newly established subsidiary, Anexa.

     Diluted earnings per share declined to $0.33 per share for the nine months ended April 30, 2004 from $3.59 per share for the nine months ended April 30, 2003. Diluted earnings per share declined for the quarter ended April 30, 2004 to $0.08 from $0.52 for the same period last year. In both periods the decline in earnings per share over the same periods in the prior year was, as expected, primarily the result of lower sales of the EXACT systems and associated spare parts.

     The Company’s cash, cash equivalents and marketable securities decreased $3,957 from July 31, 2003, primarily due to capital expenditures of $17,948, of which $9,417 related to the Company’s new addition to its headquarters facility in Peabody, Massachusetts, dividends paid to shareholders of $3,250, the pay-off of its long-term mortgage of $3,895 and the acquisition of businesses and assets of $1,891. This was partially offset by $24,209 of cash generated by operations.

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

Results of Operations

Nine Months Fiscal 2004 (04/30/04) vs. Nine Months Fiscal 2003 (04/30/03)

     Product revenue for the nine months ended April 30, 2004 was $232,146 compared to $367,153 for the same period last year, a decrease of $135,007 or 37%. The decrease in product revenue was, as expected, primarily due to sales of Imaging Technology Products which decreased $141,706 or 40% primarily as a result of the anticipated reduced sales of the EXACT systems and spare parts which the Company supplied to L-3 Communications from $188,272 for the nine months ended April 30, 2003 to $17,159 for the nine months ended April 30, 2004. This was partially offset by increased sales of $29,334, or 18% over prior year sales, of systems and subsystems for medical imaging equipment due to increased demand for ultrasound and data acquisition systems. This increase also includes approximately $8,700 of prior years’ deferred revenue which was recognized in the current period, and approximately $2,500 of revenue resulting from a multi-year, multi-million dollar OEM agreement, in which a level of margin based on a certain amount of revenue per year is guaranteed annually for the next three years.

     Engineering revenue for the nine months ended April 30, 2004 was $15,329 compared to $16,804 for the same period last year, a decrease of $1,475 or 9%. This decrease in engineering revenue was primarily due to a reduction in a customer funded project for digital X-ray systems which was developed in the prior period last year, partially offset by the sale of a license of intellectual property for $1,750 to the Company’s affiliate Shenzhen Anke High-Tech Co., Ltd (“SAHCO”).

     Other revenue of $5,847 and $6,084 represents revenue for the hotel operation for the nine months ended April 30, 2004 and 2003, respectively.

     Product gross margin was $93,592 for the nine months ended April 30, 2004 compared to $154,722 for the same period last year. Product gross margin as a percentage of product revenue was 40% and 42% for the nine months ended April 30, 2004 and 2003, respectively. The decrease in product gross margin percentage over the prior year was primarily attributable to lower sales of security imaging technology products, which have higher gross margin than most of the Company’s other products.

     Engineering gross margin was $6,890 for the nine months ended April 30, 2004 compared to $4,599 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 45% and 27% for the nine months ended April 30, 2004 and 2003, respectively. The increase in engineering gross margin as a percentage of revenue over the prior year was primarily due to the sale of a license of intellectual property to the Company’s affiliate SAHCO for $1,750 with no corresponding cost, and lower costs related to customer funded projects.

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

     Selling and marketing expenses were $27,371 or 11% of total revenue for the nine months ended April 30, 2004, as compared to $25,394, or 7% of total revenue for the same period last year. The increase in selling expenses was primarily the result of salaries, related expenses and other operating expenses for the Company’s newly established subsidiary, Anexa. During the second quarter of fiscal 2004, Anexa was established by the Company to sell digital radiography systems to select markets in the United States.

     General and administrative expenses were $28,887, or 11% of total revenue, for the nine months ended April 30, 2004, as compared to $24,504 or 6% of total revenue for the same period last year. The increase of $4,383 was primarily due to amortization of acquired intangible assets of $889, incremental costs of approximately $700 related to recently acquired subsidiaries, Sound Technology Inc. and VMI Medical Inc., which were not included in the same period last year, approximately $600 related to programs initiated by the Company to comply with the Sarbanes-Oxley Act of 2002, and approximately $750 in accounting and legal expenses related to the restatement of the Company’s financial statements for fiscal years 2001, 2002 and the first three quarters of fiscal 2003, and approximately $1,000 in facilities operating costs.

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

     The effective tax rate for the nine months ended April 30, 2004 was 23% as compared to 36% for the same period last year. The decrease of 13% was primarily due to a relative increase in the estimated benefits from tax exempt interest, extraterritorial income and research and development credits as a result of a lower dollar base of pre tax income for fiscal 2004 when compared to the same period for fiscal 2003.

     Net income for the nine months ended April 30, 2004 was $4,450 or $0.33 per basic and diluted earnings per share, as compared to $47,857, or $3.62 per basic earnings per share and $3.59 per diluted earnings per share, for the same period last year. The decrease in net income over the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

Results of Operations

Third Quarter Fiscal 2004 (04/30/04) vs. Third Quarter Fiscal 2003 (04/30/03)

     Product revenue for the three months ended April 30, 2004 was $82,573 compared to $94,170 for the same period last year, a decrease of $11,597, or 12%. The decrease in product revenue was, as expected, primarily due to sales of Imaging Technology Products which decreased $14,132, or 16%. This was primarily as a result of the anticipated reduced sales of the EXACT systems and spare parts which the Company supplied to L-3 Communications from $27,145 for the quarter ended April 30, 2003 to $7,403 for the same period this year. The decreased sales for the EXACT systems was partially offset by increased sales of $5,610, or 9% over prior year sales, of systems and subsystems for medical imaging equipment due to increased demand for the Company’s fetal monitor and digital X-ray systems.

     Engineering revenue for the three months ended April 30, 2004 was $4,733 compared to $4,949 for the same period last year, a decrease of $216 or 4%. This decrease in engineering revenue was primarily due to a reduction in a customer funded project for digital X-ray systems which was developed in the prior period last year, partially offset by revenue from the sale of a license of intellectual propriety of $500 to the Company’s affiliate SAHCO.

     Other revenue of $1,666 and $1,718 represents revenue for the hotel operation for the three months ended April 30, 2004 and 2003, respectively.

     Product gross margin was $32,527 for the quarter ended April 30, 2004 compared to $37,326 for the same period last year. Product gross margin as a percentage of product revenue was 39% and 40% for the three months ending April 30, 2004 and 2003, respectively.

     Engineering gross margin was $1,230 for the three months ended April 30, 2004 compared to $1,147 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 26% and 23% for the three months ended April 30, 2004 and 2003, respectively. The increase was primarily due to the license sale to SAHCO with no corresponding cost, partially offset by unanticipated costs incurred on certain customer funded projects.

     Research and product development expenses were $14,084 for the three months ended April 30, 2004 or 16% of total revenue, compared to $14,591, or 14% of total revenue, for the same period last year.

     Selling and marketing expenses were $9,552, or 11% of total revenue for the three months ended April 30, 2004, as compared to $9,014, or 9% of total revenue, for the same period last year. The increase was primarily due to salaries and related expenses including other operating expenses for the Company’s newly established subsidiary, Anexa. During the second quarter of fiscal 2004, Anexa was established by the Company to sell digital radiography systems to select markets in the United States.

     General and administrative expenses were $10,333, or 12% of total revenue, for the three months ended April 30, 2004, as compared to $8,076, or 8% of total revenue, for the same period last year. The increase of $2,257 was primarily due to salaries, bonuses and related personnel costs of approximately $700, approximately $400 related to programs initiated by the Company to comply with the Sarbanes-Oxley Act of 2002, approximately $200 in legal expenses related to the restatement of the Company’s financial statements for fiscal years 2001, 2002 and the first three quarters of fiscal 2003, and approximately $600 in facilities operating costs.

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

     The effective tax rate for the third quarter of fiscal 2004 was 24% as compared to 25% for the same period last year. The 25% tax rate for the third quarter of fiscal 2003 was used to achieve a 36% effective tax rate for the nine months ended April 30, 2003. The decrease from 36% to 24% was primarily due to a relative increase in the estimated benefits from tax exempt interest, extraterritorial income and research and development credits as a result of a lower dollar base of pre tax income for fiscal 2004 when compared to the same period for fiscal 2003.

     Net income for the three months ended April 30, 2004 was $1,140 or $0.08 per basic and diluted earnings per share, as compared to $6,965 or $0.52 per basic and diluted earnings per share for the same period last year. The decrease in net income over the prior year was primarily the result of lower sales of the EXACT systems and associated spare parts.

Liquidity and Capital Resources

     The Company’s balance sheet reflects a current ratio of 3.8 to 1 at April 30, 2004 compared to 3.7 to 1 at July 31, 2003. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .25 to 1 at April 30, 2004 and .28 to 1 at July 31, 2003. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

     Cash provided by operations was $24,209 for the nine months ended April 30, 2004, compared with cash flow generated of $36,412 for the same period last year. The decrease in cash flows from operations was primarily the result of a decrease in net income of $43,407 partially offset by a net decrease in changes in operating assets and liabilities of $34,068 primarily for advance payments related to the EXACT contract.

     Net cash used for investing activities was $13,763 for the nine months ended April 30, 2004, compared to $12,385 for the same period last year. The increase in net cash used in investing activities of $1,378 was primarily due to increased capital expenditures of $6,047 primarily for the Company’s new addition to its headquarters facility in Peabody, Massachusetts, partially offset by decreased maturity of marketable securities and reduction in spending related to business acquisitions.

     Net cash used for financing activities was $5,239 for the nine months ended April 30, 2004 versus $540 for the prior year period. The increase in net cash used by financing activities of $4,699 was primarily due to the pay-off of a long term mortgage loan of $3,895 and a payment of a loan obligation from a business acquisition of $925.

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

Off-balance sheet arrangements

     As of April 30, 2004 the Company had approximately $24,000 in revolving credit facilities available for direct borrowings. As of April 30, 2004, there were no direct borrowings. During the third quarter of fiscal year 2004, the Company’s guarantee of certain debt owed by Cedara to its lender, was cancelled, along with the security agreement between the Company and Cedara’s lending bank.

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

     The Company’s three largest customers for the fiscal year ended July 31, 2003, each of which is a significant and valued customer, were L-3 Communications, General Electric and Toshiba, which accounted for approximately 43%, 9% and 7%, respectively, of product and engineering revenue. For the nine months ended April 30, 2004, the Company’s three largest customers, Toshiba, General Electric, and Siemens accounted for approximately 13%, 11% and 9%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect upon the Company’s business.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2004. The Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared.

     The Company’s management performed its initial evaluation of its disclosure controls and procedures shortly following the quarter ended April 30, 2004. However, in the course of preparing its Annual Report on Form 10-K for the fiscal year ended July 31, 2004, the Company further evaluated certain information leading it to question whether appropriate software revenue recognition procedures had been followed in all cases by its Camtronics Medical Systems Ltd. subsidiary. The Company conducted a review of Camtronics transactions and the revenue recognition procedures followed, which has led the Company to restate its financial statements for the first three quarters of the fiscal year ended July 31, 2004 and for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements). Based upon this subsequent evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by management, as well as the information learned as a result of its review of Camtronics transactions, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2004, there were a number of significant deficiencies in the controls and procedures relating to the Company’s Camtronics subsidiary that together constitute a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively as of April 30, 2004.

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