Form 10-Q
period 2005-01-31
ANALOGIC CORP
filed 2005-03-14
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended January 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-6715

Analogic Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	04-2454372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Centennial Drive Peabody, Massachusetts (Address of principal executive offices)	01960 (Zip Code)
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
      The number of shares of Common Stock outstanding at February 28, 2005 was 13,706,653.

ANALOGIC CORPORATION

		Page No.

Part I.	Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of January 31, 2005 and July 31, 2004	2
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2005 and 2004	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2005 and 2004	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28-29

Part II.	Other Information
Item 6.	Exhibits	30
Signatures		31
Exhibit Index		32
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
ANALOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	January 31,	July 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$160,040	$149,549
Marketable securities, at fair value	65,460	27,088
Accounts and notes receivable, net of allowance for doubtful accounts of $2,473 at January 31, 2005 and $2,493 at July 31, 2004	48,742	55,498
Inventories	70,339	65,952
Costs related to deferred revenue	13,857	12,723
Refundable and deferred income taxes	—	10,861
Other current assets	7,572	6,450

Total current assets	366,010	328,121

Property, plant and equipment, net	91,443	91,077
Investments in and advances to affiliated companies	2,112	10,967
Capitalized software, net	12,217	9,502
Goodwill	1,623	1,565
Intangible assets, net	7,869	9,223
Costs related to deferred revenue	219	219
Other assets	3,898	1,397

Total Assets	$485,391	$452,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$42	$785
Obligations under capital leases	165	177
Accounts payable, trade	22,274	21,707
Accrued liabilities	20,264	21,380
Deferred revenue	28,346	26,281
Advance payments	11,976	6,125
Accrued income taxes	2,876	5,791
Deferred income taxes	5,822	—

Total current liabilities	91,765	82,246

Long-term liabilities:
Obligations under capital leases	87	155
Deferred revenue	1,711	1,459
Deferred income taxes	2,191	810

Total long-term liabilities	3,989	2,424

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	714	713
Capital in excess of par value	48,083	47,257
Retained earnings	318,289	324,025
Accumulated other comprehensive income	28,892	2,141
Unearned compensation	(6,341)	(6,735)

Total stockholders’ equity	389,637	367,401

Total Liabilities and Stockholders’ Equity	$485,391	$452,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

Net revenue:
Product	$79,201	$86,896	$155,287	$149,573
Engineering	3,169	4,000	8,409	10,596
Other	1,946	1,745	4,711	4,181

Total net revenue	84,316	92,641	168,407	164,350

Cost of sales:
Product	47,494	49,833	94,633	88,508
Engineering	3,480	2,132	7,542	4,936
Other	1,280	1,140	2,718	2,349

Total cost of sales	52,254	53,105	104,893	95,793

Gross margin	32,062	39,536	63,514	68,557

Operating expenses:
Research and product development	15,272	14,482	29,209	29,785
Selling and marketing	9,841	9,795	18,728	17,819
General and administrative	10,662	10,081	20,655	18,554
Asset impairment charges	947	—	947	—

Total operating expenses	36,722	34,358	69,539	66,158

Income (loss) from operations	(4,660)	5,178	(6,025)	2,399

Other (income) expense:
Interest income	(1,029)	(962)	(1,885)	(2,086)
Interest expense	5	119	21	192
Equity (gain) loss in unconsolidated affiliates	356	(158)	239	(1)
Other	12	101	(580)	(5)

Total other (income) expense	(656)	(900)	(2,205)	(1,900)

Income (loss) before income taxes	(4,004)	6,078	(3,820)	4,299
Provision (benefit) for income taxes	(294)	1,167	(275)	989

Net income (loss)	$(3,710)	$4,911	$(3,545)	$3,310

Net income (loss) per common share:
Basic	$(0.27)	$0.37	$(0.26)	$0.25
Diluted	(0.27)	0.37	(0.26)	0.25
Weighted average shares outstanding:
Basic	13,545	13,412	13,534	13,397
Diluted	13,545	13,464	13,534	13,505
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	January 31,

	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$(3,545)	$3,310
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Deferred income taxes	565	543
Depreciation and amortization	10,085	10,508
Allowance for doubtful accounts	129	2
Asset impairment charges	947	—
Gain on sale of property, plant, and equipment	(1)	(46)
Equity (gain) loss in unconsolidated affiliates	239	(1)
Equity loss in unconsolidated affiliate classified as research and product development expense	759	2,040
Non-cash compensation expense from stock grants	1,049	806
Net changes in operating assets and liabilities (Note 11)	3,221	(10,875)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	13,448	6,287

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(1,113)	(19)
Acquisition of businesses, net of cash acquired	—	(141)
Acquisition of assets	—	(1,750)
Additions to property, plant and equipment	(5,562)	(14,483)
Capitalized software	(3,322)	(1,653)
Proceeds from sale of property, plant and equipment	34	156
Maturities of marketable securities	10,335	6,485

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	372	(11,405)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(743)	(1,159)
Issuances of stock pursuant to exercise of stock options and employee stock purchase plan	172	1,445
Dividends paid to shareholders	(2,190)	(2,161)

NET CASH USED FOR FINANCING ACTIVITIES	(2,761)	(1,875)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(568)	319

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,491	(6,674)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,549	136,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$160,040	$130,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	Basis of presentation:
      The unaudited condensed consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for all periods presented. The results of the operations for the three and six months ended January 31, 2005, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2005, or any other interim period.
      These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2004, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 1, 2005.
      The financial statements have not been audited by an independent registered certified public accounting firm. The condensed consolidated balance sheet as of July 31, 2004, contains data derived from audited financial statements.
      Certain financial statement items in the prior fiscal year have been reclassified to conform to the current year’s financial presentation format.

2.	Stock-based compensation:
      As permitted by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123,” and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” the Company applies the accounting provisions of the Accounting Principle Board (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company had adopted the fair value method described in SFAS 123, using the Black-Scholes option-pricing model the Company would have reported the following results of operations:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

Net income (loss), as reported	$(3,710)	$4,911	$(3,545)	$3,310
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	501	318	973	688
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,241)	(993)	(2,440)	(2,099)

Pro forma net income (loss)	$(4,450)	$4,236	$(5,012)	$1,899

Earnings (loss) per share:
Basic — as reported	$(0.27)	$0.37	$(0.26)	$0.25
Basic — pro forma	(0.33)	0.32	(0.37)	0.14
Diluted — as reported	$(0.27)	$0.37	$(0.26)	$0.25
Diluted — pro forma	(0.33)	0.31	(0.37)	0.14

3.	Balance sheet information:
      Additional information for certain balance sheet accounts is as follows for the periods indicated:

	January 31,	July 31,
	2005	2004

Inventories:
Raw materials	$41,434	$36,246
Work-in-process	14,968	12,400
Finished goods	13,937	17,306

	$70,339	$65,952

Accrued liabilities:
Accrued employee compensation and benefits	$9,923	$11,247
Accrued warranty	5,124	5,039
Other	5,217	5,094

	$20,264	$21,380

Advance payments and other:
Long-lead-time components	$8,535	$1,500
Ramp-up funds	1,090	1,849
Customer deposits	2,351	2,776

	$11,976	$6,125

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Asset impairment charges:
      On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Position Emission Tomography (“PET”), a rapidly growing medical diagnostic imaging modality. The Company accounted for this investment under the equity method due to the Company’s ability to exercise significant influence over operating and financial policies. Effective with the second quarter ended January 31, 2005, the Company changed the accounting method for its investment in PDS from the equity to cost method of accounting, in accordance with EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“ETIF 02-14”). This resulted in a cost basis in this investment of $947 as of January 31, 2005. Subsequently, the Company reviewed this investment for other-than-temporary impairment in accordance with Financial Accounting Standard (FAS) No. 115 “Accounting for Certain Investments in Debt and Equity Security”. The Company determined that as of January 31, 2005 its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $947. At January 31, 2005, the Company’s investment in PDS was recorded, net of impairment charges, at $0 value. Prior to the effective date of the EITF 02-14, the Company recorded its share of PDS losses as research and product development expenses. Accordingly, this asset impairment charge has been recorded as an operating expense in the Company’s Condensed Consolidated Statements of Operations.

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
      As of January 31, 2005, the Company had a 14.6% equity interest in Cedara Software Corporation (“Cedara”), which is a publicly-traded, Canadian-based company. On November 8, 2004, the two affiliates whom the Company had appointed to the Cedara Board of Directors resigned from the Cedara Board. Based on the above developments, and the previous cancellation of the Company’s guarantee of certain debt owed by Cedara to Cedara’s lender, the Company changed its accounting for this investment from the equity to the cost method of accounting since the Company’s ability to exercise significant influence over operating and financial policies of Cedara had ceased. Since the Company’s investment in Cedara has a readily-determinable market value, the Company applied FAS 115 in recording this investment at its fair market value. Accordingly, the Company recognized the change in accounting for its

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investment in Cedara in the Company’s Unaudited Condensed Consolidated Balance Sheets on January 31, 2005, with an increase in the investments in and advances to affiliated companies of $40,944 and accumulated other comprehensive income, net of deferred taxes, of $24,743. The Company’s market value of its investment in Cedara was $48,965 as of January 31, 2005. On February 17, 2005 the Company sold its equity interest in Cedara for $50,751 and realized a net gain of approximately $43,848 from the sale.
      Summarized results of operations of the Company’s partially-owned unconsolidated affiliates are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

Net revenue	$24,540	$12,093	$37,989	$23,651
Gross margin	15,227	8,643	24,181	15,530
Income from operations	3,240	1,898	4,112	1,536
Net income	2,736	1,839	3,788	1,362

7.	Goodwill and other intangible assets:
      Beginning in fiscal 2003, Analogic adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result, the Company discontinued amortizing goodwill as of August  1, 2002 and adopted a policy to evaluate goodwill for potential impairment on an annual basis during the first quarter of each fiscal year, or at any time that events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. The Company performed its annual assessment of goodwill for impairment during the first quarter of fiscal 2005 and determined that goodwill was not impaired.
      Intangible assets at January 31, 2005 and July 31, 2004, which will continue to be amortized, consisted of the following:

	January 31, 2005			July 31, 2004

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable Intangible Assets:
Software Technology	$4,805	$2,436	$2,369	$4,805	$2,028	$2,777
Intellectual Property	8,364	3,879	4,485	8,364	3,118	5,246
Customer List	1,476	461	1,015	1,476	276	1,200

	$14,645	$6,776	$7,869	$14,645	$5,422	$9,223

      Amortization expense related to acquired intangible assets was $1,532 and $1,568 for the six months ended January 31, 2005 and 2004, respectively. Amortization lives of intangibles range from two to five years.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated future amortization expense related to acquired intangible assets in the current fiscal year, and each of the four succeeding fiscal years, is expected to be as follows:

2005 (Remaining six months)	$2,538
2006	3,045
2007	2,197
2008	52
2009	37

$7,869

8.	Net income (loss) per share:
      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the sum of the weighted average number of common shares outstanding during the period, and, if dilutive, the weighted average number of potential shares of common stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method. Because the inclusion of potential common stock would be anti-dilutive for the three and six months ended January 31, 2005, diluted and basic net loss per share are the same.

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

Net income (loss)	$(3,710)	$4,911	$(3,545)	$3,310
Weighted average number of common shares outstanding — basic	13,545	13,412	13,534	13,397
Effect of dilutive securities:
Stock options and restricted stock	—	52	—	108

Weighted average number of common shares outstanding — diluted	13,545	13,464	13,534	13,505

Net income (loss) per common share:
Basic	$(0.27)	$0.37	$(0.26)	$0.25
Diluted	(0.27)	0.37	(0.26)	0.25
Anti-dilutive shares related to outstanding stock options	213	249	683	142

9.	Dividends:
      The Company declared a dividend of $.08 per common share on October 8, 2004, payable on November 5, 2004 to shareholders of record on October 22, 2004; and a dividend of $.08 per common share on December 7, 2004, payable on January 4, 2005 to shareholders of record on December 21, 2004.

10.	Comprehensive income:
      Components of comprehensive income (loss) include net income and certain transactions that have generally been reported in the consolidated Statement of Stockholder’s Equity.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

Net income (loss)	$(3,710)	$4,911	$(3,545)	$3,310
Unrealized losses from marketable securities net of taxes of $50 and $86, for the three months ended January 31, 2005, and 2004, and $102 and $178 for the six months ended January 31, 2005 and 2004, respectively	(76)	(130)	(157)	(273)
Unrealized gain from securities classified as investment net of taxes of $16,201	24,743	—	24,743	—
Foreign currency translation adjustment, net of taxes of $330 and $1,132, for the three months ended January 31, 2005 and 2004, and $1,417 and $1,876 for the six months ended January 31, 2005 and 2004, respectively	504	1,730	2,165	2,866

Total comprehensive income	$21,461	$6,511	$23,206	$5,903

11.	Supplemental disclosure of cash flow information:
      Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Six Months Ended
	January 31,

	2005	2004

Accounts and notes receivable	$8,817	$(1,404)
Accounts receivable from affiliates	(482)	915
Inventories	(3,184)	26
Costs related to deferred revenue	(1,134)	(717)
Other current assets	(937)	(2,002)
Other assets	(3,079)	2,171
Accounts payable, trade	148	(4,038)
Accrued liabilities	(1,817)	(1,129)
Advance payments and deferred revenue	7,924	(4,316)
Accrued income taxes	(3,035)	(381)

Net changes in operating assets and liabilities	$3,221	$(10,875)

12.	Taxes:
      The effective tax rate for the first six months of fiscal 2005 was 7.2% as compared to 23% for the same period last year. The effective tax rate for the first six months of fiscal 2005 includes the impact of the reinstatement of the research and development tax credit back to June 30, 2004 offset by the exclusion of the impact of losses generated in certain jurisdictions for which the Company does not expect to recognize any tax benefit. The decrease in the effective tax rate was primarily due to a relative increase in the estimated benefits from extraterritorial income exclusion, research and development credits, and the

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
foreign tax rate differential, as a result of a lower dollar base of pre-tax income for fiscal 2005 when compared to the same period for fiscal 2004.

13.	Segment information:
      The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of three reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Camtronics for information management systems for the cardiology market; and B-K Medical for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other represents the Company’s hotel business, net interest income, and other Company operations, primarily Analog to Digital (A/ D) converters and supporting modules, and high speed digital processing, which do not meet the materiality requirements for separate disclosure. The segment information for prior years has been revised to conform to the provision of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

Revenues:
Medical technology products from external customers:
Medical imaging products	$41,151	$42,853	$84,365	$82,639
Camtronics	8,204	14,240	17,167	20,480
B-K Medical	21,474	19,190	37,815	32,874

	70,829	76,283	139,347	135,993
Security technology products from external customers	7,638	6,909	17,790	10,340
Corporate and other	5,849	9,449	11,270	18,017

Total	$84,316	$92,641	$168,407	$164,350

Income (loss) before income taxes:
Medical technology products:
Medical imaging products	$(6,865)	$779	$(7,885)	$1,272
Camtronics	(1,415)	238	(3,127)	(2,345)
B-K Medical	2,726	2,572	3,879	2,899

	(5,554)	3,589	(7,133)	1,826
Security technology products	759	1,838	2,010	601
Corporate and other	791	651	1,303	1,872

Total	$(4,004)	$6,078	$(3,820)	$4,299

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31,	July 31,
	2005	2004

Assets:
Medical imaging products	$71,455	$88,644
Camtronics	51,077	53,334
B-K Medical	72,958	66,282
Security technology products	23,231	14,364
Corporate and other(A)	266,670	229,447

Total assets	$485,391	$452,071

(A)	Includes cash equivalents and marketable securities of $198,010 and $156,753 at January 31, 2005, and July 31, 2004, respectively. The increase was primarily due to the Company recording its investment in Cedara at its fair market value of approximately $49,000.

14.	Commitments and guarantees:
      The Company’s standard original equipment manufacturing and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2005.
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
      The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2005	2004	2005	2004

Balance at the beginning of the period	$5,174	$6,837	$5,039	$7,302
Accrual for warranties issued during the period	696	1,513	1,589	2,248
Accrual related to pre-existing warranties (including changes in estimate)	628	(1,818)	1,402	(1,589)
Settlements made in cash or in kind during the period	(1,374)	(551)	(2,906)	(1,980)

Balance at the end of the period	$5,124	$5,981	$5,124	$5,981

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	New accounting pronouncements:
      On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on August 1, 2005, the commencement of its first quarter of fiscal 2006.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statements 123(R) for all share-based payments granted after the effective date and (b) based on the requirements as granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting Statement 123(R).
      As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is evaluating Statement 123(R) and has not yet determined the amount of stock option expense which will be incurred in future periods.
      In December 2004, FASB issued Financial Accounting Standards No. 151 (“FAS 151”). FAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date FAS 151 is issued. The adoption of FAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.
      In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in the Company’s tax return. The Company is currently evaluating the impact the AJCA will have on its results of operations and financial position.
      The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is currently evaluating the AJCA and is not yet in a position to decide whether, or to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S.
      In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on the Company’s financial position or results of operations.

16.	Subsequent events:
      On February 17, 2005, the Company sold its equity interest in Cedara for $50,751 and realized a net gain of approximately $43,848 from the sale.
      On March 10, 2005, the Company announced that its Board of Directors, on March 8, 2005, declared a dividend of $0.08 per common share payable on April  5, 2005 to shareholders of record on March 22, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      All dollar amounts in this Item 2 are in thousands except per share data.
      The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See separate section entitled “Risk Factors”.
Summary
      The following is a summary of the areas that management believes are important in understanding the results of the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the unaudited condensed consolidated financial statements and notes that appear elsewhere in this document.
      Net sales for the six months ended January 31, 2005 were $4,057 higher than the same period last year due to increased demand for data acquisition, ultrasound and Magnetic Resonance Imaging (MRI) systems and subsystems partially offset by lower sales of embedded multiprocessing equipment and cardiology equipment. Net sales for the three months ended January 31, 2005 were $8,325 lower than the same period last year due to lower demand of cardiology information systems and embedded multiprocessing equipment partially offset by an increase in demand for data acquisition and ultrasound systems.
      The decrease in gross margin as a percentage of revenues for both the three and six months ended January 31, 2005 as compared to the same periods in 2004, was primarily due to a reduction of approximately $1,500 of guaranteed gross margin by an OEM customer and the positive impact of approximately $2,000 realized by the Company in the prior year related to the reversal of warranty accruals for pre-existing warranties which were no longer required.
      Total operating expenses increased $3,381 for the six months ended January  31, 2005 over the same period last year, and $2,364 for the three months ended January 31, 2005 over the same period last year. The increase in operating expenses is primarily the result of legal and accounting expenses associated with the Company’s in-depth review of revenue recognition procedures followed by Camtronics, legal expenses associated with the Company’s L-3 litigation, and sales and marketing salaries and related personnel costs for its ANEXA subsidiary, which was established during the second quarter of fiscal 2004 to sell Digital Radiography (“DR”) and other systems to select end user markets in the United States.
      The Company incurred a loss per diluted share of $0.27 and $0.26 for the three and six months ended January 31, 2005, respectively, versus earnings per diluted share of $0.37 and $0.25 for the same periods last year.
      Cash, cash equivalents and marketable securities increased to $225,500 at January 31, 2005 compared to $176,637 at July 31, 2004. The increase was primarily due to the Company recording its investment in Cedara at its fair market value of approximately $49,000.
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

Revenue Recognition and Accounts Receivable
      The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves our facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer.
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
      For business units that sell software licenses, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is probable and customer acceptance, when applicable, is obtained. Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contracted maintenance term. Service revenues are recognized ratably over the life of the contracts.
      The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of proportional performance method. The Company estimates the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately.
      Revenue related to the hotel operations is recognized as services are performed.
      Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and the amount of revenue recognition. Camtronics provides several models for the procurement of its digital cardiac information systems and for each model, its management must make significant estimates and judgments regarding revenue recognition. The predominant model includes a perpetual software license agreement, project-related installation services, professional consulting services, computer hardware and sub-licensed software and software support.
      Camtronics provides installation services, which include project-scoping services, conducting pre-installation audits, detailed installation plans, actual installation of hardware components, and testing of all hardware and software installed at the customer site. Because installation services are deemed to be essential to the functionality of the software, the software license and installation services are recognized upon completion of installation.
      Camtronics also provides professional consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the customer. Examples of such services include additional database consulting, system configuration, project management, interfacing to existing systems, and network consulting. Professional consulting services generally are not deemed to be essential to the functionality of the software. If Camtronics has VSOE for the consulting services, the timing of the software license revenue is not impacted. However, Camtronics commonly performs consulting services for which the Company does not have VSOE; accordingly, the software license revenue is deferred until the services are completed. If the Company does have VSOE, professional consulting service revenue is recognized as the services are performed.
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

Inventories
      The Company values inventory at the lower of cost or market using the first-in, first-out method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycles and changes in technology. A variety of methodologies are used to determine the amount of inventory reserves necessary for excess and obsolete inventory. The reserves are based upon the age of the inventory, lower of cost or market, along with significant management judgment concerning future demands for the inventory. If actual demand for our products is less than our estimates, additional reserves for existing inventories may need to be recorded in future periods. The Company had valuation reserve balances equal to $10,923 and $10,773 as of January 31, 2005 and July 31, 2004, respectively.

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

Investments in and Advances to Affiliated Companies
      The Company has investments in affiliated companies related to areas of the Company’s strategic focus. Investment in companies over which the Company has the ability to exercise significant influence are accounted for under the equity method if the Company holds 50 percent or less of the voting stock. Investments in companies over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based upon changes in the Company’s overall business strategy, the financial condition of the affiliated companies, market conditions and the industry and economic environment in which the entities operate. Adverse changes in market conditions or poor operating results of affiliated companies could result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

Goodwill, Intangible Assets, and Other Long-Lived Assets
      Intangible assets consist of: goodwill, intellectual property, licenses, and capitalized software. Other long-lived assets consist primarily of property, plant, and equipment. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

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
Results of Operations

Six Months Fiscal 2005 (01/31/05) vs. Six Months Fiscal 2004 (01/31/04)
      Product revenue for the six months ended January 31, 2005 was $155,287 compared to $149,573 for the same period last year, an increase of $5,714 or 4%. The increase was primarily due to increased sales of Medical Technology Products of $8,948 or 7% for the six months ended January 31, 2005 over the prior year period, primarily due to increased demand for the Company’s data acquisition, ultrasound and Magnetic Resonance Imaging (MRI) systems and subsystems, partially offset by lower sales of digital radiography and cardiology equipment. In addition the sales of the EXACT systems and spare parts increased by $3,769. These increases were partially offset by a decrease of $7,003 primarily due to lower demand for embedded multiprocessing equipment.
      Engineering revenue for the six months ended January 31, 2005 was $8,409 compared to $10,596 for the same period last year, a decrease of $2,187 or 21%. The decrease was primarily due to a reduction in certain customer funded projects, which were completed in the prior period last year, partially offset by revenue generated by funding received from the Transportation Security Administration (“TSA”), to design and develop continuous performance enhancements for the existing explosive detection systems.
      Other revenue of $4,711 and $4,181 represents revenue for the Company’s hotel operation for the six months ended January 31, 2005 and 2004, respectively.
      Product gross margin was $60,654 for the six months ended January 31, 2005 compared to $61,065 for the same period last year. Product gross margin as a percentage of product revenue was 39% and 41% for the six months ended January  31, 2005 and 2004, respectively. The decrease in gross margin was primarily due to a reduction of approximately $1,500 of guaranteed gross margin by an OEM customer and the positive impact of approximately $2,000 realized by the Company in the prior year related to the reversal of warranty accruals for pre-existing warranties which were no longer required.
      Engineering gross margin was $867 for the six months ended January 31, 2005 compared to $5,660 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 10% and 53% for the six months ended January 31, 2005 and 2004, respectively. The decrease in engineering gross margin was primarily the result of higher margin for customer funded projects in the prior year compared to lower margin for customer funded projects in the current period.
      Research and product development expenses were $29,209 and $29,785 for the six months ended January 31, 2005 and 2004, respectively. The percentage of total revenue was 17% and 18% for the six months ended January 31, 2005 and 2004, respectively. The Company is continuing to focus substantial resources on developing new generations of medical imaging equipment, including innovative Computed Tomography (“CT”) systems for niche markets and an extended family of multislice CT data acquisition systems for both medical and security markets. In addition, the Company continues to increase its investment in a number of other development projects for security systems to meet diverse, evolving security needs in the United States and abroad.
      Selling and marketing expenses were $18,728 for the six months ended January 31, 2005, as compared to $17,819 for the same period last year, or 11% of total revenue in both periods. The increase in selling and marketing expenses of $909 consists mainly of salaries, other employee-related costs, travel and trade show expenses associated with ANEXA.
      General and administrative expenses were $20,655 for the six months ended January 31, 2005 or 12% of total revenue, compared to $18,554 or 11% of total revenue for the same period last year. The increase of $2,101 was primarily for legal and accounting expenses associated with the Company’s in-depth review of certain revenue recognition procedures followed by Camtronics, legal expenses associated with the Company’s L-3 litigation, and increased salaries and related personnel costs.

      Asset impairment charges were $947 for the six months ended January 31, 2005, related to the change in accounting method for the Company’s investment in PDS from equity to cost method of accounting, and the requirement to evaluate the net realizable value of its investment. Prior to the effective date of the change in the accounting method of its investments, the Company recorded its share of PDS losses as research and product development expenses. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
      Interest income was $1,885 for the six months ended January 31, 2005, compared to $2,086 for the same period last year. The decrease was primarily due to the lower effective yield on higher invested cash balances.
      The Company recorded an equity loss in unconsolidated affiliates of $239 for the six months ended January 31, 2005 versus an equity gain of $1 for the same period last year. The equity loss consists primarily of $191 and $32 related to the Company’s equity share in Cedara and Shenzhen Anke High-Tech Co., Ltd. (“SAHCO”) for the six months ended January 31, 2005, versus an equity gain of $304 for Cedara and an equity loss for SAHCO of $262 for the six months ended January 31, 2004.
      Other income was $580 for the six months ended January 31, 2005, versus income of $5 for the same period last year. Other income consists predominantly of unrealized foreign currency exchange gains incurred by the Company’s Canadian and Danish subsidiaries.
      The effective tax rate for the first six months of fiscal 2005 was 7.2% as compared to 23% for the same period last year. The effective tax rate for the first six months of fiscal 2005 includes the impact of the reinstatement of the research and development tax credit back to June 30, 2004 offset by the exclusion of the impact of losses generated in certain jurisdictions for which the Company does not expect to recognize any tax benefit. The decrease in the effective tax rate was primarily due to a relative increase in the estimated benefits from extraterritorial income exclusion, research and development credits, and the foreign tax rate differential, as a result of a lower dollar base of pre-tax income for fiscal 2005 when compared to the same period for fiscal 2004.
      Net loss for the six months ended January 31, 2005 was $3,545, compared to net income of $3,310 for the same period last year. Basic and diluted loss per common share was $0.26 compared to basic and diluted earnings per common share of $0.25 for the same period last year.
Results of Operations

Three Months Fiscal 2005 (01/31/05) vs. Three Months Fiscal 2004 (01/31/04)
      Product revenue for the three months ended January 31, 2005 was $79,201 compared to $86,896 for the same period last year, a decrease of $7,695 or 9%. The decrease was due to reduced sales of Medical Technology Products of $3,522 or 5%, primarily due to lower demand of cardiology information systems partially offset by increased demand for the Company’s data acquisition and ultrasound systems; and a decrease in Corporate and other sales of $3,591 primarily due to lower demand for embedded multiprocessing equipment.
      Engineering revenue for the three months ended January 31, 2005 was $3,169 compared to $4,000 for the same period last year, a decrease of $831 or 21%. The decrease was primarily due to a reduction in certain customer funded projects, which were completed in the prior period last year, partially offset by revenue generated by funding received from the TSA to design and develop continuous performance enhancements for the existing explosive detection systems.
      Other revenue of $1,946 and $1,745 represents revenue for the Company’s hotel operation for the three months ended January 31, 2005 and 2004, respectively.
      Product gross margin was $31,707 for the three months ended January 31, 2005 compared to $37,063 for the same period last year. Product gross margin as a percentage of product revenue was 40% and 43% for the three months ended January 31, 2005 and 2004, respectively. The decrease in gross margin was primarily due to a reduction of approximately $1,500 of guaranteed gross margin by an OEM customer and the positive impact of approximately $2,000 realized by the Company in the prior year related to the reversal of warranty accruals for pre-existing warranties which were no longer required.
      Engineering gross margin was ($311) for the three months ended January 31, 2005 compared to $1,868 for the same period last year. Engineering gross margin as a percentage of engineering revenue was (10%) and 47% for the three months ended January 31, 2005 and 2004, respectively. The decrease in engineering gross margin was primarily the result of higher margin customer funded projects in the prior year compared to lower margin customer funded projects in the current period, and revenue realized from the sale of a license of intellectual property of $500 to the Company’s affiliate SAHCO, with no corresponding cost, in the prior year period.
      Research and product development expenses were $15,272 for the three months ended January 31, 2005 or 18% of total revenue compared to $14,482, or 16% of total revenue for the same period last year. The increase of $790 was mainly due to the Company’s decision to focus substantial resources on developing new generations of innovative Computed Tomography (“CT”) systems.
      Selling and marketing expenses were $9,841 for the three months ended January 31, 2005 or 12% of total revenue, as compared to $9,795 for the same period last year, or 11% of total revenue.
      General and administrative expenses were $10,662 for the three months ended January 31, 2005 or 13% of total revenue, compared to $10,081 or 11% of total revenue for the same period last year. The increase of $581 was primarily for legal and accounting expenses associated with the Company’s in-depth review of certain revenue recognition procedures followed by Camtronics.
      Asset impairment charges were $947 for the three months ended January 31, 2005, related to the change in accounting method for the Company investment in PDS from equity to cost method of accounting, and the requirement to evaluate the net realizable value of its investment. Prior to the effective date of the change in the accounting method of its investments, the Company recorded its share of PDS losses as research and product development expenses. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
      Interest income was $1,029 for the three months ended January 31, 2005, compared with $962 for the same period last year. The increase was primarily due to higher invested cash balances.
      The Company recorded an equity loss of $356 for the three months ended January 31, 2005 versus an equity gain of $158 for the same period last year, related to equity in unconsolidated affiliates. The equity loss for the three months ended January 31, 2005 consists primarily of the Company’s share of loss in SAHCO versus an equity gain of $312 for the Company’s share of income in Cedara and an equity loss of $134 in SAHCO for the three months ended January  31, 2004.
      Other expense was $12 for the three months ended January 31, 2005 versus expense of $101 for the same period last year. Other expense consists predominantly of unrealized foreign currency exchange gains incurred by the Company’s Canadian and Danish subsidiaries.
      The effective tax rate for the three months ended January 31, 2005 and 2004 was 7.3% and 19.2%, respectively. The provision for the second quarter of fiscal 2005 excludes the impact of losses generated in certain jurisdictions for which the Company does not expect to recognize any tax benefit. The low effective rate compared to the statutory rate for both periods is the result of the estimated benefits of tax-exempt interest, the extraterritorial income exclusion, research and development credits and a favorable foreign tax rate differential.
      Net loss was $3,710 for the three months ended January 31, 2005 compared to net income of $4,911 for the same period last year. Basic and diluted loss per common share was $0.27 compared to basic and diluted earnings per common share of $0.37 for the same period last year.

Liquidity and Capital Resources
      The Company’s balance sheet reflects a current ratio of 4.0 to 1 at January 31, 2005 and at July 31, 2004, respectively. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .25 to 1 at January 31, 2005 and .23 to 1 at July 31, 2004. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.
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
      The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2005, due to the short maturities of these instruments.
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
      Cash provided by operating activities was $13,448 and $6,287 for the six months ended January 31, 2005 and 2004, respectively. The increase in cash flows from operating activities was primarily due to the results of improvement in net operating assets and liabilities, primarily from advance payments related to orders received for the EXACT systems and improvement in accounts receivable.
      Cash provided by investing activities was $372 for the six months ended January 31, 2005, compared to cash used for investing activities of $11,405 for the same period last year. The increase in cash provided was primarily due to maturities of marketable securities along with a reduction in capital expenditures partially offset by capitalized software for certain Company products.
      Net cash used for financing activities was $2,761 for the six months ended January 31, 2005, versus $1,875 for the same period last year. Net cash used for financing activities was primarily due to dividends paid to stockholders of $2,190 and the payment of a debt related to certain assets acquired of $743.
      The Company’s contractual obligations at January 31, 2004, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less			More
		Than			Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Note payable	$42	$42	—	—	—
Capital leases obligations	269	177	$79	$13	—
Operating leases	8,498	1,854	2,386	1,837	$2,421
Purchase obligations	35,665	33,197	2,468	—	—

	$44,474	$35,270	$4,933	$1,850	$2,421

Off-balance sheet arrangements
      The Company currently has approximately $23,800 in revolving credit facilities with various banks available for direct borrowings. As of January  31, 2005, there were no direct borrowings.

New Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on August 1, 2005, the commencement of its first quarter of fiscal 2006.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statements 123(R) for all share-based payments granted after the effective date and (b) based on the requirements as granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. A “modified retrospective: method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting Statement 123(R).
      As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is evaluating Statement 123(R) and has not yet determined the amount of stock option expense which will be incurred in future periods.
      In December 2004, FASB issued Financial Accounting Standards No. 151 (“FAS 151”). FAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date FAS 151 is issued. The adoption of FAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.
      In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in the Company’s tax return. The Company is currently evaluating the impact the AJCA will have on its results of operations and financial position.
      The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is currently evaluating the AJCA and is not yet in a position to decide whether, or to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S.
      In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on the Company’s financial position or results of operations.
Risk Factors

Forward Looking Statements
      This Quarterly Report on Form 10-Q contains statements, which, to the extent that they are not recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including, without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties, and actual events and results may differ significantly from those indicated in any forward-looking statements as a result of a number of important factors, including those discussed below and elsewhere herein.

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
      We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our net product and engineering revenue from our five largest customers during the six months ended January 31, 2005 and in each of the last three fiscal years and the percentage of our product and engineering sales to our ten largest customers during these periods:

		Year Ended July 31,
	Six Months Ended
	January 31, 2005	2004	2003	2002

General Electric	12%	10%	9%	12%
Toshiba	12%	12%	7%	5%
Siemens	11%	9%	6%	5%
L-3 Communications	8%	8%	43%	10%
Philips	7%	7%	4%	18%
Ten largest customers as a group	60%	61%	77%	67%
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
      The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income for the three and six months ended January 31, 2005 was $1.0 million and $1.9 million, respectively. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures
      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2005. The Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared.
      However, in the course of preparing its Annual Report on Form 10-K for the fiscal year ended July 31, 2004, the Company further evaluated certain information leading it to question whether appropriate software revenue recognition procedures had been followed in all cases by Camtronics. The Company conducted a review of Camtronics transactions and the revenue recognition procedures followed, which led the Company to restate its financial statements for the first three quarters of the fiscal year ended July 31, 2004 and for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years. Based upon the evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by management, as well as the information learned as a result of its review of Camtronics transactions, the Company’s chief executive officer and chief financial officer have concluded that, as of January 31, 2005, there were a number of significant deficiencies in the controls and procedures relating to Camtronics that together constitute a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively as of January 31, 2005.

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
      Since identifying these issues, the Company has taken the following steps to improve its disclosure controls and procedures and internal control over financial reporting:

•	Appointment of a President of Camtronics, succeeding the former President who left the employ of the Company.

•	Appointment of a Controller, replacing Camtronics’ Vice President and Controller who left the employ of the Company.

•	All subsidiary Controllers, who formerly reported to subsidiary General Managers, also now report directly to the Company’s Corporate finance organization.

•	Detailed quarterly review of all software revenue transactions by the Company’s Corporate finance organization.
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
      The Company believes that the above steps taken and the planned additional actions will address and resolve the material weaknesses in the Company’s internal controls over financial reporting at its Camtronics subsidiary. With respect to planned additional actions, the Company will initiate and, where practicable, complete these actions on or before the end of its fourth quarter ending July 31, 2005.
      The changes described above represent the only changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Date: March 14, 2005

/s/ John J. Millerick

John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date: March 14, 2005

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