Form 10-Q
period 2005-04-30
ANALOGIC CORP
filed 2005-06-09
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 30, 2005

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
      The number of shares of Common Stock outstanding at May 31, 2005 was 13,725,022.

ANALOGIC CORPORATION

Part 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
ANALOGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	April 30,	July 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$215,449	$149,549
Marketable securities, at fair value	15,589	27,088
Accounts and notes receivable, net of allowance for doubtful accounts of $2,569 at April 30, 2005 and $2,493 at July 31, 2004	51,859	55,498
Inventories	69,068	65,952
Costs related to deferred revenue	13,905	12,723
Refundable and deferred income taxes	15,904	10,861
Other current assets	7,577	6,450

Total current assets	389,351	328,121

Property, plant and equipment, net	90,220	91,077
Investments in and advances to affiliated companies	1,448	10,967
Capitalized software, net	12,233	9,502
Goodwill	746	1,565
Intangible assets, net	5,568	9,223
Costs related to deferred revenue	219	219
Other assets	4,972	1,397

Total Assets	$504,757	$452,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$42	$785
Obligations under capital leases	137	177
Accounts payable, trade	22,460	21,707
Accrued liabilities	22,034	21,380
Deferred revenue	28,985	26,281
Advance payments	15,831	6,125
Accrued income taxes	17,069	5,791

Total current liabilities	106,558	82,246

Long-term liabilities:
Obligations under capital leases	70	155
Deferred revenue	1,296	1,459
Deferred income taxes	1,487	810

Total long-term liabilities	2,853	2,424

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	715	713
Capital in excess of par value	49,527	47,257
Retained earnings	345,312	324,025
Accumulated other comprehensive income	6,019	2,141
Unearned compensation	(6,227)	(6,735)

Total stockholders’ equity	395,346	367,401

Total Liabilities and Stockholders’ Equity	$504,757	$452,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2005	2004	2005	2004

Net revenue:
Product	$87,230	$82,573	$242,517	$232,146
Engineering	5,221	4,733	13,630	15,329
Other	1,715	1,666	6,426	5,847

Total net revenue	94,166	88,972	262,573	253,322

Cost of sales:
Product	53,111	50,046	147,744	138,554
Engineering	3,817	3,503	11,359	8,439
Other	1,256	1,156	3,974	3,505

Total cost of sales	58,184	54,705	163,077	150,498

Gross margin	35,982	34,267	99,496	102,824

Operating expenses:
Research and product development	15,219	14,084	44,428	43,869
Selling and marketing	9,365	9,552	28,093	27,371
General and administrative	11,034	10,333	31,689	28,887
Asset impairment charges	5,587	—	6,534	—

Total operating expenses	41,205	33,969	110,744	100,127

Income (loss) from operations	(5,223)	298	(11,248)	2,697

Other (income) expense:
Interest income	(1,484)	(743)	(3,369)	(2,829)
Interest expense	5	61	26	253
Equity gain in unconsolidated affiliates	(966)	(847)	(727)	(848)
Gain on sale of marketable securities	(43,829)	—	(43,829)	—
Other	313	322	(267)	317

Total other (income) expense	(45,961)	(1,207)	(48,166)	(3,107)

Income before income taxes	40,738	1,505	36,918	5,804
Provision for income taxes	12,618	365	12,343	1,354

Net income	$28,120	$1,140	$24,575	$4,450

Net income per common share:
Basic	$2.07	$0.08	$1.81	$0.33
Diluted	2.07	0.08	1.81	0.33
Weighted average shares outstanding:
Basic	13,573	13,492	13,546	13,428
Diluted	13,614	13,508	13,588	13,506
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	April 30,

	2005	2004

OPERATING ACTIVITIES:
Net income	$24,575	$4,450
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,864)	745
Depreciation and amortization	15,374	15,554
Allowance for doubtful accounts	294	2
Asset impairment charges	6,534	—
Gain on sale of property, plant, and equipment	(13)	(26)
Equity gain in unconsolidated affiliates	(727)	(848)
Equity loss in unconsolidated affiliate classified as research and product development expense	759	2,564
Gain on sale of Cedara investment	(43,829)	—
Non-cash compensation expense from stock grants	1,532	1,147
Net changes in operating assets and liabilities (Note 11)	19,657	621

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,292	24,209

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(2,260)	(19)
Acquisition of businesses, net of cash acquired	—	(141)
Acquisition of assets	—	(1,750)
Proceeds from the sale of Cedara investment	50,752	—
Additions to property, plant and equipment	(8,598)	(17,948)
Capitalized software	(4,202)	(2,851)
Proceeds from sale of property, plant and equipment	90	171
Maturities of marketable securities	11,060	8,775

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	46,842	(13,763)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(743)	(5,100)
Issuances of stock pursuant to exercise of stock options and employee stock purchase plan	1,159	3,111
Dividends paid to shareholders	(3,288)	(3,250)

NET CASH USED FOR FINANCING ACTIVITIES	(2,872)	(5,239)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(362)	291

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,900	5,498

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,549	136,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$215,449	$142,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	Basis of presentation:
      The unaudited condensed consolidated financial statements of Analogic Corporation (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all periods presented. The results of the operations for the three and nine months ended April 30, 2005, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2005, or any other interim period.
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
      If the Company had adopted the fair value method described in SFAS 123, using the Black-Scholes option-pricing model the Company would have reported the following results of operations:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2005	2004	2005	2004

Net income, as reported	$28,120	$1,140	$24,575	$4,450
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	237	207	871	693
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(861)	(799)	(2,962)	(2,696)

Pro forma net income	$27,496	$548	$22,484	$2,447

Earnings per share:
Basic — as reported	$2.07	$0.08	$1.81	$0.33
Basic — pro forma	2.03	0.04	1.66	0.18
Diluted — as reported	2.07	0.08	1.81	0.33
Diluted — pro forma	2.02	0.04	1.65	0.18

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.	Balance sheet information:
      Additional information for certain balance sheet accounts is as follows for the periods indicated:

	April 30,	July 31,
	2005	2004

Inventories:
Raw materials	$40,375	$36,246
Work-in-process	15,022	12,400
Finished goods	13,671	17,306

	$69,068	$65,952

Accrued liabilities:
Accrued employee compensation and benefits	$12,573	$11,247
Accrued warranty	5,110	5,039
Other	4,351	5,094

	$22,034	$21,380

Advance payments:
Long-lead-time components	$13,219	$1,500
Ramp-up funds	502	1,849
Customer deposits	2,110	2,776

	$15,831	$6,125

4.	Asset impairment charges:
      During the three and nine months ended April 30, 2005, the Company recorded asset impairment charges as an operating expense in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended	Nine Months Ended
	April 30,	April 30,
	2005	2005

Medical Technology Products:
Medical Imaging Products:
PhotoDetection Systems Inc.	$1,148	$2,095
Capitalized software	479	479
Manufacturing license	361	361

	1,988	2,935

Camtronics:
Goodwill	$434	$434
CardioWorks, Inc.	1,630	1,630
Intangible asset	1,535	1,535

	3,599	3,599

Total	$5,587	$6,534

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      There were no asset impairment charges recorded in the three and nine months ended April 30, 2004.

PhotoDetection Systems Inc.
      On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Position Emission Tomography, a rapidly growing medical diagnostic imaging modality. The Company accounted for this investment under the equity method due to the Company’s ability to exercise significant influence over PDS’s operating and financial policies. Effective with the second quarter ended January 31, 2005, the Company changed the accounting method for its investment in PDS from the equity method to the cost method of accounting in accordance with EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF 02-14”). Subsequently, the Company reviewed this investment for other-than-temporary impairment in accordance with Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Security” (“FAS 115”). The Company determined that as of April 30, 2005 its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $1,148 and $2,095 for the three and nine months ended April 30, 2005, respectively. At April 30, 2005, the Company’s investment in PDS was recorded, net of impairment charges, at $0 value. Prior to the effective date of the EITF 02-14, the Company recorded its share of PDS losses as research and product development expenses.

Capitalized software
      The Company had capitalized $479 in software development costs related to a Medical Imaging project. In April of 2005, the Company determined that this project did not meet anticipated future market requirements and decided to focus its effort on other existing development projects. As a result, the Company has recorded an impairment charge of $479 which represents the total amount capitalized by the Company for this project.

Manufacturing license
      On January 24, 2003, the Company purchased a manufacturing license for $500 which would allow the Company to utilize mobile portable x-ray technology. During the third quarter ended April 30, 2005, management revised its plan to pursue their research and development efforts in this area due to limited resources. Accordingly, the Company has put this project on hold and is uncertain as to whether the Company will be able to utilize this technology in the future. The Company has been amortizing the cost of the license over a five year period. The Company has determined that this intangible asset is impaired and has recorded an impairment charge of $361 in the third quarter ended April 30, 2005.

Goodwill
      On November 6, 2002, the Company’s wholly-owned subsidiary Camtronics Medical Systems Ltd. (“Camtronics”) purchased the stock of VMI Medical, Inc. (“VMI”) for $2,000 and future consideration which was based on VMI achieving certain performance criteria over specified periods. Total goodwill associated with this acquisition was $819 at April 30, 2005. In the quarter ended April 30, 2005, the Company decided not to make the required significant additional investment in research and development in order for the reporting unit to realize the potential market opportunities. Due to the changes in circumstance, the Company performed an impairment test of the Company’s goodwill in accordance to Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
estimated fair value of the reporting unit was less than the book value of its assets and the Company recorded an impairment charge of $434 in the three months ended April 30, 2005 and a related balance sheet reclass of $385 to reduce goodwill and accrued liabilities for the unpaid contingent which was no longer owed.

CardioWorks, Inc.
      On August 30, 2001, Camtronics invested $2,000 in CardioWorks, Inc. (“CardioWorks”) in exchange for a 15% equity position and a seat on the Board of Directors. The Company accounted for this investment under the equity method due to the Company’s ability to exercise significant influence over operating and financial policies. CardioWorks used the Company’s investment proceeds to establish the technical framework to perform clinical data research analysis on treatment protocols and outcomes in order to create revenue generating opportunities from pharmaceutical and device manufactures. Due to delays in the availability of the front end data collection software, CardioWorks has experienced delays in bringing their product to market and had expended the majority of their working capital. Based upon the uncertainty of CardioWorks funding their working capital needs as well as the inability of the Company to recover its investment, the Company determined that its investment in CardioWorks was impaired. Accordingly, the Company recorded an impairment charge of $1,630 in the three months ended April 30, 2005. The Company has no investment balance in CardioWorks as of April 30, 2005.

Intangible asset
      Camtronics acquired the software technology product line of Echo IMS and Cardio IMS on November 6, 2002, in conjunction with the acquisition of VMI. These software technology products are currently utilized in the pediatric market. During the initial budgeting process for fiscal year 2006, which the Company initiated in April 2005, it became apparent to Camtronics that the market penetration for these software technology products had been less than anticipated due to the limited number of pediatric hospitals able to make the capital investment needed to implement these products. Also, Camtronics determined that significant additional investment would be required to complete the development efforts on these products. As a result, the Company performed an assessment of the recoverability of Camtronics’ long lived assets related to the acquired software technology products of Echo IMS. The Company evaluated the future undiscounted cash flows attributable to these software technology products with the net fair book value exceeding the estimated future undiscounted cash flows. Camtronics recorded an asset impairment charge of $1,535 related to the acquired software technology products of Echo IMS and Cardio IMS in the three months ended April 30, 2005.

5.	Acquisition of assets:
      On October 20, 2003, Camtronics acquired certain assets and liabilities from Quinton, Inc. (“QTN”), a Washington corporation, primarily related to intellectual property rights and interests associated with QTN’s Q-Cath hemodynamics and monitoring system business. The Company’s total investment amounted to $1,750, with payments of $1,000 paid at closing and $750 paid one year after the closing date. In connection with the above transaction, the parties also entered into a Transition Service Agreement and a Cooperative Marketing Agreement. Under the terms of the Transition Service Agreement, QTN agreed to provide maintenance service to existing and new customers for a period of six months from the closing date. The Cooperative Marketing Agreement, which has a term of four years, provides for QTN to earn up to an additional $1,500 in commissions upon the successful conversion of QTN Q-Cath systems to Camtronics’ Physiolog and Vericis products. In addition, QTN will market the electronic medical records products of Camtronics through its specialized sales force in the primary care

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
market. The Company allocated the purchase price of $1,750 to the acquired assets, which included $274 to inventory and $1,476 to the customer list, based on their relative fair value. The customer list is being amortized over its estimated life of four years.

6.	Investments in and advances to affiliated companies:
      During fiscal year 2005, the Company had a 14.6% equity interest in Cedara Software Corporation (“Cedara”), which is a publicly-traded Canadian company. On April 1, 2004, the Company’s guarantee of certain debt owed by Cedara to its lender was cancelled, along with the security agreement between the Company and Cedara’s lending bank. On November 8, 2004, the two affiliates whom the Company has appointed to the Cedara Board of Directors resigned from the Cedara Board. As a result, the Company on November 8, 2004 changed its accounting for this investment from the equity method to the cost method of accounting because the Company’s ability to exercise significant influence over operating and financial policies of Cedara had ceased.
      Since the Company’s investment in Cedara had a readily-determined market value, the Company applied FAS 115 in recording this investment at its fair market value. Accordingly, the Company recognized the change in accounting for its investment in Cedara in the Company’s Unaudited Condensed Consolidated Balance Sheets on January 31, 2005, with an increase in marketable securities of $40,944 and accumulated other comprehensive income, net of deferred taxes, of $24,743. On February 17, 2005, the Company sold its equity interest in Cedara for $50,752 and realized a gain of approximately $43,829 from the sale.
      On December 22, 2004, the Company entered into a four year license agreement with Cedara for $4,000 which allows the Company to incorporate all of Cedara’s software products into the Company’s equipment and resell such equipment to the Company’s customers. Additionally, the Company entered into a maintenance contract which requires annual payments of $150. During the three months ended April 30, 2005, the Company paid an additional $2,000 pursuant to the exercise of its right to extend the term of the licensing agreement through December 22, 2010. The Company has the option to further extend the license agreement for up to an additional four years on similar terms. The Company capitalized the costs of the license agreement and is amortizing the cost ratably over the life of the agreement.
      Summarized results of operations of the Company’s partially-owned unconsolidated affiliates consisting primarily of Shenzhen Anke High-Tech Co. Ltd. (“SAHCO”) and for all periods prior to January 31, 2005 Cedara, are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2005	2004	2005	2004

Net revenue	$9,930	$20,424	$47,919	$44,075
Gross margin	3,636	11,527	27,817	27,057
Income from operations	2,116	3,196	6,228	4,732
Net income	2,214	3,958	6,002	5,320
      The decrease in the summarized results of operations for the three months ended April 30, 2005 from 2004 of the Company’s partially owned unconsolidated affiliates is attributable primarily to the Company’s sale of its equity interest in Cedara.

7.	Goodwill and other intangible assets:
      Beginning in fiscal year 2003, Analogic adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result, the Company discontinued

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
amortizing goodwill as of August 1, 2002 and adopted a policy of evaluating goodwill for potential impairment on an annual basis during the first quarter of each fiscal year, or at any time that events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows.
      During the three months ended April 30, 2005, the Company performed an assessment of the recoverability of Camtronics’ long-lived assets related to the acquired software technology products of Echo IMS and Cardio IMS and to the acquired future contingent consideration in connection with the acquisition of VMI. During the initial budgeting process for fiscal year 2006, which the Company initiated in April 2005, it became apparent to Camtronics that the market penetration for these software technology products had been less than anticipated due to the limited number of pediatric hospitals able to make the capital investment needed to implement these products. Also, Camtronics determined that significant additional investment would be required to complete the development efforts on these products. As a result, the Company performed an assessment of the recoverability of Camtronics’ long lived assets related to the acquired software technology products of Echo IMS. The Company evaluated the future undiscounted cash flows attributable to these software technology products with the net fair book value exceeding their estimated future undiscounted cash flows. Camtronics recorded an asset impairment charge of $1,535 related to the Echo IMS and Cardio IMS products, and an asset impairment charge of $434 for its goodwill related to the acquired future contingent consideration in connection with the purchase of VMI. (See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
      Intangible assets at April 30, 2005 and July 31, 2004, which will continue to be amortized, consisted of the following:

	April 30, 2005			July 31, 2004

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable Intangible Assets:
Software Technology	$2,312	$1,742	$570	$4,805	$2,028	$2,777
Intellectual Property	8,364	4,288	4,076	8,364	3,118	5,246
Customer List	1,476	554	922	1,476	276	1,200

	$12,152	$6,584	$5,568	$14,645	$5,422	$9,223

      Amortization expense related to acquired intangible assets was $2,298 and $2,393 for the nine months ended April 30, 2005 and 2004, respectively. The reduction in intangible assets was due to the impairment charge of $1,535 related to software technology for Echo IMS and Cardio IMS products. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to five years.
      The estimated future amortization expense related to acquired intangible assets in the current fiscal year, and each of the four succeeding fiscal years, is expected to be as follows:

2005 (Remaining three months)	$615
2006	2,445
2007	1,992
2008	471
2009	45

$5,568

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2005	2004	2005	2004

Net income	$28,120	$1,140	$24,575	$4,450

Weighted average number of common shares outstanding-basic	13,573	13,492	13,546	13,428
Effect of dilutive securities:
Stock options and restricted stock	41	16	42	78

Weighted average number of common shares outstanding-diluted	13,614	13,508	13,588	13,506

Net income per common share:
Basic	$2.07	$0.08	$1.81	$0.33
Diluted	2.07	0.08	1.81	0.33
Anti-dilutive shares related to outstanding stock options	288	131	324	138

9.	Dividends:
      The Company declared a dividend of $.08 per common share on October 8, 2004, payable on November 5, 2004 to shareholders of record on October 22, 2004; a dividend of $.08 per common share on December 7, 2004, payable on January 4, 2005 to shareholders of record on December 21, 2004; and a dividend of $.08 per common share on March 8, 2005, payable on April 5, 2005 to shareholders of record on March 22, 2005.

10.	Comprehensive income (loss):
      Components of comprehensive income (loss) include net income and certain transactions that have generally been reported in the consolidated Statement of Stockholders’ Equity.
      The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2005	2004	2005	2004

Net income	$28,120	$1,140	$24,575	$4,450
Unrealized losses from marketable securities net of taxes of $71 and $91, for the three months ended April 30, 2005 and 2004, and $173 and $269 for the nine months ended April 30, 2005 and 2004, respectively	(110)	(139)	(266)	(412)
Less: reclassification adjustment for a gain in net income net of taxes of $16,201	(24,743)	—	—	—
Foreign currency translation adjustment, net of taxes of $2,591 and $760, for the three months ended April 30, 2005 and 2004, and $1,174 and $1,116 for the nine months ended April 30, 2005 and 2004, respectively	1,979	(1,161)	4,144	1,705

Total comprehensive income (loss)	$5,246	$(160)	$28,453	$5,743

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

11.	Supplemental disclosure of cash flow information:
      Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Nine Months Ended
	April 30,

	2005	2004

Accounts and notes receivable	$4,631	$2,982
Inventories	(2,117)	1,734
Costs related to deferred revenue	(1,103)	(510)
Other current assets	(1,200)	(630)
Other assets	(4,666)	2,332
Accounts payable, trade	860	(2,409)
Accrued liabilities	(53)	(4,870)
Deferred revenue and advance payments	12,050	2,931
Accrued income taxes	11,255	(939)

Net changes in operating assets and liabilities	$19,657	$621

12.	Taxes:
      The effective tax rate for the first nine months of fiscal year 2005 was 33.43% as compared to 23.3% for the same period last year. The effective tax rate for the nine months of fiscal year 2005 is exclusive of the impact of losses generated in certain jurisdictions for which the Company does not expect to recognize any tax benefit. The increase in the effective tax rate was primarily due to the gain on the sale of the Cedara investment. The Cedara gain is a discrete item and is subject to a tax rate of 37.51%.

13.	Segment information:
      The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of three reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Camtronics for information management systems for the cardiology market; and B-K Medical for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other represents the Company’s hotel business, net interest income, and other Company operations, primarily Analog to Digital (A/ D) converters and supporting modules, and high speed digital processing, which do not meet the materiality requirements for separate disclosure. The segment information for prior years has been revised to conform

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
to current year presentation and to the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2005	2004	2005	2004

Revenues:
Medical technology products from external customers:
Medical imaging products	$45,858	$45,337	$130,224	$127,976
Camtronics	9,584	11,522	26,750	32,002
B-K Medical	15,571	14,833	53,386	47,707

	71,013	71,692	210,360	207,685
Security technology products from external customers	18,290	9,658	36,080	19,998
Corporate and other	4,863	7,622	16,133	25,639

Total	$94,166	$88,972	$262,573	$253,322

Income (loss) before income taxes:
Medical technology products:
Medical imaging products(A)	$39,183	$(319)	$31,298	$425
Camtronics(B)	(4,550)	(1,713)	(7,677)	(3,530)
B-K Medical	228	(219)	4,107	2,680

	34,861	(2,251)	27,728	(425)
Security technology products	5,989	2,837	7,999	3,438
Corporate and other	(112)	919	1,191	2,791

Total	$40,738	$1,505	$36,918	$5,804

	April 30,	July 31,
	2005	2004

Assets:
Medical imaging products	$103,144	$88,644
Camtronics	44,814	53,334
B-K Medical	70,775	66,282
Security technology products	14,747	14,364
Corporate and other(C)	271,277	229,447

Total assets	$504,757	$452,071

(A)	Includes a gain of approximately $43,829 related to the Company’s sale of its equity investment in Cedara, for the three and nine months ended April 30, 2005. Also includes asset impairment charges of $1,988 and $2,935 for the three and nine months ended April 30, 2005 respectively.

(B)	Includes asset impairment charges of $3,599 for the three and nine months ended April 30, 2005.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

(C)	Includes cash equivalents and marketable securities of $204,187 and $156,753 at April 30, 2005, and July 31, 2004, respectively. The increase was primarily due to the proceeds of the Company’s sale of its investment in Cedara for $50,752.

14.	Commitments and guarantees:
      The Company’s standard original equipment manufacturing and supply agreements entered into the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2005.
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
      The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2005	2004	2005	2004

Balance at the beginning of the period	$5,124	$5,981	$5,039	$7,302
Accrual for warranties issued during the period	940	825	2,529	3,073
Accrual related to pre-existing warranties (including changes in estimate)	325	(758)	1,727	(2,347)
Settlements made in cash or in kind during the period	(1,279)	(1,064)	(4,185)	(3,044)

Balance at the end of the period	$5,110	$4,984	$5,110	$4,984

15.	New accounting pronouncements:
      On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS 123(R) on August 1, 2005, the commencement of its first quarter of fiscal year 2006.
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(a) based on the requirements of Statements 123(R) for all share-based payments granted after the effective date and (b) based on the requirements as granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method it will use in adopting SFAS 123(R).
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is evaluating SFAS 123(R) and has not yet determined the amount of stock option expense which will be incurred in future periods.
      In December 2004, the FASB issued Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). FAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS 151 is issued. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets” (“SFAS 153”), which is an amendment to APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. The guidance in APB 29, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 treats the deduction as a “special deduction” as described in FAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in the Company’s tax return. The Company is currently evaluating the impact the AJCA will have on its results of operations

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
and financial position. The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations. Based on the Company’s analysis to date this provision of the AJCA will not produce a benefit to the Company.
      In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment.” (“EITF 03-01”). EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on the Company’s financial position or results of operations.

16.	Subsequent events:
      On June 7, 2005, the Company announced that its Board of Directors on June 2, 2005 had authorized the repurchase of up to $25,000 of the Company’s common stock. These repurchases are expected to be made during the next twelve months through brokers and dealers in the public market or in privately negotiated transactions. The repurchase program will be funded using the Company’s working capital.
      On June 7, 2005, the Company announced that its Board of Directors, on June 2, 2005, declared a dividend of $0.08 per common share payable on June 30, 2005 to shareholders of record on June 16, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      All dollar amounts in this Item 2 are in thousands except per share data.
      The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See separate section entitled “Risk Factors.”
Summary
      The following is a summary of the areas that management believes are important in understanding the results of the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the Unaudited Condensed Consolidated Financial Statements and Notes that appear elsewhere in this document.
      Net sales for the nine and three months ended April 30, 2005 were $9,251 and $5,194, respectively, higher than the same periods last year, primarily due to increased demand for the security business, data acquisition, Computed Tomography (CT) and Magnetic Resonance Imaging (MRI) systems and subsystems partially offset by lower sales of embedded multiprocessing equipment, cardiology and digital radiography equipment.
      Gross margin declined for the nine months ended April 30, 2005 to 37.9% of net sales from 40.6% for the same period last year. The gross margin decline was primarily due to a reduction of approximately $1,500 of guaranteed gross margin by an OEM customer. In addition, the prior period included a one time payment of approximately $1,900 related to an OEM customer funded project, a license sale of intellectual property for $1,000 to the Company’s affiliate Shenzhen Anke High-Tech Co. Ltd. (“SAHCO”) and the positive impact of approximately $3,100 realized by the Company related to the reversal of warranty accruals for pre-existing warranties which were no longer required. For the three months ended April 30, 2005 gross margin declined slightly to 38.2% of net sales from 38.5% for the same period last year.
      Total operating expenses increased $10,617 for the nine months ended April 30, 2005 over the same period last year, and $7,236 for the three months ended April 30, 2005 over the same period last year. The increase in operating expenses is primarily the result of the Company recording asset impairment charges on a pre-tax basis totaling $6,534 and $5,587 for the nine and three months ended April 30, 2005, respectively. In addition, the Company incurred additional expenses related to its efforts to achieve compliance with the internal control rules promulgated by the SEC under the Sarbanes Oxley Act and the need to establish adequate provisions to meet its profit sharing plan funding obligations.
      On February 18, 2005 the Company sold its equity interest in Cedara for $50,752 and realized a pre-tax gain of approximately $43,829 from the sale.
      Diluted earnings per share increased to $1.81 per share for the nine months ended April 30, 2005 compared to $0.33 per share for the same period last year. The earnings per share for the nine months ended April 30, 2005 includes approximately $2.01 resulting from the gain realized from sale of the Company’s equity investment in Cedara. Diluted earnings per share for the three months ended April 30, 2005 was $2.07 including approximately $2.01 earnings per share related to the Cedara gain compared to earnings per share of $0.08 for the same period last year.
      Cash, cash equivalents and marketable securities increased to $231,038 at April 30, 2005 compared to $176,637 at July 31, 2004. The increase was primarily due to the Company’s sale of its equity investment in Cedara for $50,752.

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

Revenue Recognition and Accounts Receivable
      The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves the Company’s facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer.
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
      Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized. Camtronics provides several models for the procurement of its digital cardiac information systems and for each model, its management must make significant estimates and judgments regarding revenue recognition. The predominant model includes a perpetual software license agreement, project-related installation services, professional consulting services, computer hardware and sub-licensed software and software support.
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
      The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, and performs ongoing credit evaluations of its customers’ financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.

Inventories
      The Company values inventory at the lower of cost or market using the first-in, first-out method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycles and changes in technology. A variety of methodologies are used to determine the amount of inventory reserves necessary for excess and obsolete inventory. The reserves are based upon the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory. If actual demand for the Company’s products is less than its estimates, additional reserves for existing inventories may need to be recorded in future periods. The Company had valuation reserve balances equal to $12,266 and $10,773 as of April 30, 2005 and July 31, 2004, respectively.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash investments and marketable securities in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company grants credit to domestic and foreign original equipment manufacturers, distributors and end users, and performs ongoing credit evaluations on its customers’ financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated among relatively few customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Warranty Reserve
      The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product quality programs and processes, its warranty obligations are affected by product failure rates and service delivery costs incurred to correct product failures. Should actual product failure rates or service delivery costs differ from the Company’s estimates (which are based on specific warranty claims, historical data and engineering estimates, where applicable), revisions to the estimated warranty liability would be required. Such revisions could adversely affect the Company’s operating results. Generally, the Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 24 months from the date of delivery.

Investments in and Advances to Affiliated Companies
      The Company has investments in affiliated companies related to areas of the Company’s strategic focus. Investment in companies over which the Company has the ability to exercise significant influence are accounted for under the equity method if the Company holds 50% or less of the voting stock. Investments in companies over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based upon changes in the Company’s overall business strategy, the financial condition of the affiliated companies, market conditions and the industry and economic environment in which the entities operate. Adverse changes in market conditions or poor operating results of affiliated companies could result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

Goodwill, Intangible Assets, and Other Long-Lived Assets
      Intangible assets consist of: goodwill, intellectual property, licenses, and capitalized software. Other long-lived assets consist primarily of property, plant, and equipment. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on the Company’s results of operations.

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
Results of Operations

Nine Months Fiscal 2005 (04/30/05) vs. Nine Months Fiscal 2004 (04/30/04)
      Product revenue for the nine months ended April 30, 2005 was $242,517 compared to $232,146 for the same period last year, an increase of $10,371 or 4%. The increase was primarily due to increased sales of Medical Technology Products of $8,907 or 5% for the nine months ended April 30, 2005 over the prior year period, primarily due to increased demand for the Company’s data acquisition, ultrasound, Computer Tomography (CT) and Magnetic Resonance Imaging (MRI) systems and subsystems, partially offset by lower sales of digital radiography and cardiology equipment. In addition, sales of the EXACT systems and spare parts increased by $11,215 or 63% over the same period last year for the Security Technology Products. The revenue increase for the Medical Technology and Security Technology Products was partially offset by a decrease of $9,751 of Corporate and other revenue primarily due to lower demand for embedded multiprocessing equipment.
      Engineering revenue for the nine months ended April 30, 2005 was $13,630 compared to $15,329 for the same period last year, a decrease of $1,699 or 11%. The year over year decrease in engineering revenue resulted primarily from the following activities which were specific to fiscal year 2004 and did not re-occur in fiscal year 2005: certain customer funded projects of approximately $1,500, a license sale of $1,000 to the Company’s affiliate SAHCO, and a one time payment of approximately $1,900 related to an OEM funded project. The reduction resulting from these activities was partially offset by revenue generated by funding received from the Transportation Security Administration (“TSA”) to design and develop continuous performance enhancements for the existing explosive detection systems.
      Other revenue of $6,426 and $5,847 represents revenue for the Company’s hotel operation for the nine months ended April 30, 2005 and 2004, respectively.
      Product gross margin was $94,773 for the nine months ended April 30 2005 compared to $93,592 for the same period last year. Product gross margin as a percentage of product revenue was 39% and 40% for the nine months ended April 30, 2005 and 2004, respectively. Last year’s product gross margin benefited by approximately $2,500 of guaranteed gross margin by an OEM customer versus $1,000 in the current period related to their failure to meet their minimum purchase commitment with the Company, and the positive impact of approximately $3,100 realized by the Company in the prior year related to the reversal of the EXACT systems warranty accruals for pre-existing warranties which were no longer required. This year’s gross margin benefited from an increase in the sales of security products which have a higher margin than most of the Company’s other products.
      Engineering gross margin was $2,271 for the nine months ended April 30, 2005 compared to $6,890 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 17% and 45% for the nine months ended April 30, 2005 and 2004, respectively. The year over year decrease in engineering gross margin resulted primarily from the following activities which were specific to fiscal year 2004 and did not re-occur in fiscal year 2005: a margin related to certain customer funded projects of approximately $500, a license sale of $1,000 to the Company’s affiliate SAHCO for which there was no associated cost and a one time payment of approximately $1,900 related to an OEM funded project, partially offset by approximately $500 of additional funds received on a completed funded project with no related costs.
      Research and product development expenses were $44,428 and $43,869 for the nine months ended April 30, 2005 and 2004, respectively. The percentage of total revenue was 17% for both the nine months ended April 30, 2005 and 2004. The Company is continuing to focus substantial resources on developing new generations of medical imaging equipment, including innovative CT systems for niche markets and an extended family of multislice CT data acquisition systems for both medical and security markets. In addition, the Company continues to increase its investment in a number of other development projects for security systems to meet diverse, evolving security needs in the United States and abroad.
      Selling and marketing expenses were $28,093 for the nine months ended April 30, 2005, as compared to $27,371 for the same period last year, or 11% of total revenue in both periods. The increase in selling and marketing expenses of $722 consists mainly of Anexa related expenses such as salaries, other employee-related costs, travel and trade show expenses.
      General and administrative expenses were $31,689 for the nine months ended April 30, 2005 or 12% of total revenue, compared to $28,887 or 11% of total revenue for the same period last year. The increase of $2,802 was primarily for legal and accounting expenses associated with the Company’s in-depth review of certain revenue recognition procedures followed by Camtronics, legal expenses associated with the Company’s L-3 Communication litigation, external consulting expenses to comply with the internal control rules promulgated by the SEC under the Sarbanes-Oxley Act, and increased salaries and related personnel costs.
      Asset impairment charges were $6,534 for the nine months ended April 30, 2005, related to the Company’s medical technology product segment. In the Company’s medical imaging product segment, the Company changed its accounting method for its PhotoDetection Systems, Inc. (“PDS”) investment from the equity method to the cost method of accounting and evaluated the net realizable value of its investment. Also, certain other technologies were abandoned due to a re-alignment of research and development activities. Additionally, the Company revised its approach to pursuing certain software technologies in the pediatric market serviced by Camtronics. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on asset impairment charges.
      As a result of the net income realized by the Company during the third quarter of fiscal year 2005, the Company recorded a provision of approximately $1,300 for its profit sharing plan. The Company allocated $500 and $800 to cost of goods sold and operating expenses, respectively.
      Interest income was $3,369 for the nine months ended April 30, 2005, compared to $2,829 for the same period last year. The increase was primarily due to higher invested cash balances and higher effective interest rates.
      The Company recorded an equity gain in unconsolidated affiliates of $727 and $848 for the nine months ended April 30, 2005 and 2004, respectively. The equity gain consists primarily of a gain of $939 related to the Company’s equity share in SAHCO, and an equity loss of $191 related to the Company’s share in Cedara for the nine months ended April 30, 2005, versus equity gains of $166 for SAHCO and $734 for Cedara for the same period last year.
      Other income was a gain of $267 for the nine months ended April 30, 2005, versus a loss of $317 for the same period last year. Other income for the nine months ended April 30, 2005 consisted predominantly of foreign currency exchange gains or losses incurred by the Company’s Canadian and Danish subsidiaries.
      Gain on sale of marketable securities for the nine months ended April 30, 2005 represents the gain related to the Company’s sale of its equity interest in Cedara.
      The effective tax rate for the nine months ended April 30, 2005 was 33.43% as compared to 23.3% for the same period last year. The effective tax rate for the nine months of fiscal 2005 is exclusive of the impact of losses generated in certain jurisdictions for which the Company does not expect to recognize any tax benefit. The increase in the effective tax rate was primarily due to the gain on the sale of the Cedara investment. The Cedara gain is a discrete item and is subject to a tax rate of 37.51%. The lower effective rate compared to the statutory rate for the nine months ended April 30, 2005 and 2004 is the result of the estimated benefits of tax-exempt interest, the extraterritorial income exclusion, research and development credits and a favorable foreign tax rate differential.

      Net income for the nine months ended April 30, 2005 was $24,575 or $1.81 per basic and diluted earnings per share, as compared to net income of $4,450 or $0.33 per basic and diluted earnings per share for the same period last year. The current period net income includes a net gain of approximately $27,388 or $2.01 per basic and diluted earnings per share related to the Company’s sale of its equity interest in Cedara.
Results of Operations

Third Quarter Fiscal 2005 (04/30/05) vs. Third Quarter Fiscal 2004 (04/30/04)
      Product revenue for the three months ended April 30, 2005 was $87,230 compared to $82,573 for the same period last year, an increase of $4,657 or 6%. Revenue of Medical Technology products were unchanged over the same period, with increased demand for the Company’s CT, MRI and data acquisition systems and subsystems, offset by lower sales of digital radiography and cardiology equipment. Security Technology product revenue increased by $7,446 or 94% due to higher demand of the EXACT systems and spare parts. The increase in security revenues was partially offset by a decrease of $2,748 of Corporate and other revenue primarily due to lower demand for the Company’s embedded multiprocessing equipment.
      Engineering revenue for the three months ended April 30, 2005 was $5,221 compared to $4,733 for the same period last year, an increase of $488 or 10%. The increase was primarily due to revenue generated by funding received from the TSA to design and develop continuous performance enhancements for the existing explosive detection systems.
      Other revenue of $1,715 and $1,666 represents revenue for the Company’s hotel operation for the three months ended April 30, 2005 and 2004, respectively.
      Product gross margin was $34,119 for the three months ended April 30, 2005 compared to $32,527 for the same period last year. Product gross margin as a percentage of product revenue was unchanged at 39% from the prior period. The prior year gross margin included a positive impact of approximately $900 realized by the Company related to the reversal of warranty accruals for pre-existing warranties which were no longer required. Excluding the warranty reversal, the product gross margin percentage increased slightly due to volume and mix over the prior year.
      Engineering gross margin was $1,404 for the three months ended April 30, 2005 compared to $1,230 for the same period last year. Engineering gross margin as a percentage of engineering revenue was 27% and 26% for the three months ended April 30, 2005 and 2004, respectively. Engineering gross margin for the three months ended April 30, 2005 includes approximately $500 of additional funds received on a completed funded project with no related costs, and $500 for a license sale to SAHCO with no associated cost for the same period last year.
      Research and product development expenses were $15,219 for the three months ended April 30, 2005 compared to $14,084 for the same period last year, and were 16% of total revenue for both periods. The increase of $1,135 was mainly due to the Company’s decision to focus substantial resources on developing new generations of innovative CT systems and development projects for security systems to meet diverse, evolving security needs in the United States and abroad.
      Selling and marketing expenses were $9,365 for the three months ended April 30, 2005 or 10% of total revenue, as compared to $9,552 for the same period last year, or 11% of total revenue.
      General and administrative expenses were $11,034 and $10,333 for the three months ended April 30, 2005 and 2004, respectively, or 12% of total revenue for both periods. The increase of $701 was primarily for external consulting expenses incurred by the Company to comply with the internal control rules promulgated by the SEC under the Sarbanes-Oxley Act.
      Asset impairment charges were $5,587 for the three months ended April 30, 2005, related to the Company’s medical technology product segment. In the Company’s medical imaging product segment, the Company changed its accounting method for its PDS investment from the equity method to the cost method of accounting and evaluated the net realizable value of its investment. Also, certain other technology was abandoned due to a re-alignment of research and development activities. Additionally, the Company revised its approach to pursuing certain software technologies in the pediatric market serviced by Camtronics. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on asset impairment charges.
      As a result of the net income realized by the Company during the third quarter of fiscal year 2005, the Company recorded a provision of approximately $1,300 for its profit sharing plan. The Company allocated $500 and $800 to cost of goods sold and operating expenses, respectively.
      Interest income was $1,484 for the three months ended April 30, 2005, compared with $743 for the same period last year. The increase was primarily due to higher invested cash balances and higher effective interest rates.
      The Company recorded an equity gain in unconsolidated affiliates of $966 and $847 for the three months ended April 30, 2005 and 2004, respectively. The equity gain for the three months ended April 30, 2005 consists primarily of the Company’s equity share in SAHCO of $971 versus equity gains of $428 for SAHCO and $430 for Cedara for the three months ended April 30, 2004.
      Gain on sale of marketable securities for the three months ended April 30, 2005 represents the gain related to the Company’s sale of its equity interest in Cedara.
      The effective tax rate for the three months ended April 30, 2005 was 30.97% as compared to 24.3% for the same period last year. The effective tax rate for the third quarter of fiscal 2005 is exclusive of the impact of losses generated in certain jurisdictions for which the Company does not expect to recognize any tax benefit. The increase in the effective tax rate was primarily due to the gain on the sale of the Cedara investment. The Cedara gain is a discrete item and is subject to a tax rate of 37.51%. The lower effective rate compared to the statutory rate for the three months ended April 30, 2005 and 2004 is the result of the estimated benefits of tax-exempt interest, the extraterritorial income exclusion, research and development credits and a favorable foreign tax rate differential.
      Net income for the three months ended April 30, 2005 was $28,120 or $2.07 per basic and diluted earnings per share, as compared to net income of $1,140 or 0.08 per basic and diluted earnings per share for the same period last year. The current period net income includes a net gain of approximately $27,388 or $2.01 per basic and diluted earnings per share related to the Company’s sale of its equity interest in Cedara.
Liquidity and Capital Resources
      The Company’s balance sheet reflects a current ratio of 3.7 to 1 at April 30, 2005 and 4.0 to 1 at July 31, 2004. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company’s debt to equity ratio was .28 to 1 at April 30, 2005 and .23 to 1 at July 31, 2004. The Company believes that its balances of cash and cash equivalents and marketable securities in addition to cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.
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
      The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2005, due to the short maturities of these instruments.

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
      Cash provided by operating activities was $22,292 and $24,209 for the nine months ended April 30, 2005 and 2004, respectively. The cash flows generated from operating activities was primarily due to advance payments of $11,719 received during the nine months ended April 30, 2005 related to orders for the EXACT systems, improvement in trade accounts receivable, non cash impact of asset impairment charges of $6,534, depreciation and amortization of $15,374, and net income of $24,575, excluding the net gain of $27,388 net of taxes of $16,441 from the Cedara investment. Although revenues were approximately $10,000 greater than revenues generated in comparable prior periods, the Company was able to reduce trade receivables as a direct result of the benefits derived from the applications of L-3 Communications’ advance payments directly to receivable balances at date of invoice. Advance payment approximates thirty-seven percent (37%) of final invoice price.
      Refundable and deferred income taxes of $15,904 as of April 30, 2005 increased $5,043 from $10,861 at the end of the fiscal year 2004. The increase in refundable and deferred income taxes is largely the result of the Company’s utilization of the U.S. Treasury’s recently promulgated rules regarding tax return accounting methods to revise its method for reporting deferred revenue and the changes in comprehensive income.
      Other assets of $4,972 as of April 30, 2005 increased $3,575 from $1,397 at the end of fiscal year 2004. The increase was primarily due to the long term portion of a license from Cedara of $5,000, partially offset by approximately $844 of amortization related to similar assets.
      Current liabilities of $106,558 as of April 30, 2005 increased by $24,312 from $82,246 at the end of fiscal year 2004. The increase in current liabilities was primarily due to an increase of $11,278 in accrued income taxes resulting for the gain on the sale of the Company’s equity interest in Cedara; an increase of $9,706 in advanced payments of which a net amount of $11,719 was received from L-3 Communications for orders of the EXACT systems partially offset by a decrease in ramp-up funds of $1,347; and an increase of $2,704 in deferred revenue on shipments to customers. These increases were partially offset by a final payment of a debt of $743 related to certain assets acquired.
      Cash provided by investing activities was $46,842 for the nine months ended April 30, 2005, compared to cash used for investing activities of $13,763 for the same period last year. The cash provided by investing activities for the nine months ended April 30, 2005, was primarily due to proceeds from the sale of the Cedara investment of $50,752 and maturities of marketable securities of $11,060, partially offset by capital expenditures of $8,548, capitalized software of $4,202 for certain Company products and the Company’s investment in PDS of $2,260.
      Investment in and advances to affiliated companies of $1,448 as of April 30, 2005 decreased $9,519 from $10,967 at the end of fiscal year 2004, primarily due to the sale of the Company’s equity interest in Cedara of $8,212 and the impairment charge of $1,630 for the Company’s investment in CardioWorks.
      Capitalized software of $12,233 as of April 30, 2005 increased $2,731 from $9,502 at the end of fiscal year 2004, primarily due to capitalized software development costs for the Company’s multi-slice medical CT systems and subsystems, partially offset by an asset impairment charge of $479 for software development costs related to another medical imaging project.
      Net cash used for financing activities was $2,872 for the nine months ended April 30, 2005, versus $5,239 for the same period last year. Net cash used for financing activities for the nine months ended April 30, 2005 was primarily due to dividends paid to stockholders of $3,288 and a final payment of a debt of $743 related to certain assets acquired, partially offset by proceeds from various employee stock plans.

      The Company’s contractual obligations at April 30, 2005, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less			More
		Than			Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Note payable	$42	$42	$—	$—	$—
Capital leases obligations	215	143	72	—	—
Operating leases	8,033	1,591	2,594	1,835	2,013
Purchase obligations	35,679	29,715	5,964	—	—

	$43,969	$31,491	$8,630	$1,835	$2,013

Off-balance sheet arrangements
      The Company currently has approximately $23,700 in revolving credit facilities with various banks available for direct borrowings. As of April 30, 2005, there were no direct borrowings.

New Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS 123(R) on August 1, 2005, the commencement of its first quarter of fiscal year 2006.
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statements 123(R) for all share-based payments granted after the effective date and (b) based on the requirements as granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method it will use in adopting SFAS 123(R).
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is evaluating SFAS 123(R) and has not yet determined the amount of stock option expense which will be incurred in future periods.
      In December 2004, the FASB issued Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). FAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS 151 is issued. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets” (“SFAS 153”), which is an amendment to APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. The guidance in APB 29, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 treats the deduction as a “special deduction” as described in FAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in the Company’s tax return. The Company is currently evaluating the impact the AJCA will have on its results of operations and financial position. The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations. Based on the Company’s analysis to date this provision of the AJCA will not produce a benefit to the Company.
      In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment.” (“EITF 03-01”). EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on the Company’s financial position or results of operations.
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
      We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our net product and engineering revenue from our five largest customers during the nine months ended April 30, 2005 and in each of the last three fiscal years and the percentage of our product and engineering sales to our ten largest customers during these periods:

	Nine Months Ended
	April 30,	Year Ended July 31,

	2005	2004	2003	2002

Toshiba	13%	12%	7%	5%
L-3 Communications	11%	8%	43%	10%
General Electric	11%	10%	9%	12%
Siemens	10%	9%	6%	5%
Philips	7%	7%	4%	18%
Ten largest customers as a group	63%	61%	77%	67%
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
      The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. Total interest income for the three and nine months ended April 30, 2005 was $1,484 million and $3,369 million, respectively. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures
      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2005. The Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared.
      However, in the course of preparing its Annual Report on Form 10-K for the fiscal year ended July 31, 2004, the Company further evaluated certain information leading it to question whether appropriate software revenue recognition procedures had been followed in all cases by Camtronics. During

October 2004, the Company’s independent registered public accounting firm notified the Company that, based on the completion of certain audit procedures, it could not conclude that Camtronics had adhered to appropriate software revenue recognition procedures during the fourth quarter ended July 31, 2004. The Company conducted a review of Camtronics transactions and the revenue recognition procedures followed, which led the Company to restate its financial statements for the first three quarters of the fiscal year ended July 31, 2004 and for the fiscal years ended July 31, 2002 and 2003 and each of the interim periods within those years. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer, Audit Committee and independent registered public accounting firm concluded that there was a material weakness as of July 31, 2004.
      Based upon the evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by management, as well as the information learned as a result of its review of Camtronics transactions, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2005, there remain certain significant deficiencies in the controls and procedures relating to Camtronics that together constitute a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively as of April 30, 2005.
      The principal internal control issues identified by the Company’s management are:

•	the software revenue recognition expertise of Company management needs to be improved;

•	the Company needs to enhance its written accounting policies and procedures related to software revenue recognition.

•	the Company needs to enhance the training provided to employees with respect to software revenue recognition; and

•	the business processes and procedures of Camtronics need to be improved to ensure that they do not have unintended consequences with respect to software revenue recognition.
      Since identifying these issues in 2004, the Company, during the quarter ended January 31, 2005, had taken the following steps to improve its disclosure controls and procedures and internal control over financial reporting:

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
      In addition, the Company, during the quarter ended April 30, 2005 initiated the following additional actions to further improve its disclosure controls and procedures and internal control over financial reporting.

•	Review and revise, as required, Camtronics software revenue recognition policies, procedures and processes to ensure compliance with SOP 97-2.

•	Conduct periodic internal audit reviews of Camtronics’ business practices and software revenue recognition policies and procedures.

•	Conduct software revenue recognition training for all Camtronics personnel who have responsibility for generating, administering, and recording software revenue.

      The Company believes that the above steps taken and the actions initiated but not as yet completed will address and resolve the material weaknesses in the Company’s internal controls over financial reporting at its Camtronics subsidiary. With respect to planned additional actions, the Company will where practicable, complete these actions on or before the end of its fourth quarter ending July 31, 2005.
      The changes described above represent the only changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
      On April 4, 2005, the Company held its 2005 Annual Meeting of Stockholders. At the meeting, the votes cast for and withheld on the matter presented to the Company’s stockholders were as follows:

Election of three (3) Class III Directors for a three (3) year term, to hold office until the 2008 Annual Meeting of Stockholders and until their respective successors are elected and qualified.

	Votes For	Votes Withheld

M. Ross Brown	10,201,143	2,441,436
Michael T. Modic	11,857,979	784,600
Edward F. Voboril	10,674,808	1,967,771
      Please see the Company’s Proxy Statement filed with the Securities and Exchange Commission on February 25, 2005 in connection with this 2005 Annual Meeting for a description of the matter voted upon.

Item 6.	Exhibits

Exhibit	Description

10.1	Secondary Sale of Common Shares of Cedara Software Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

/s/ John W. Wood Jr.

John W. Wood Jr.
President and Chief Executive Officer
(Principal Executive Officer)
Date: June 9, 2005

/s/ John J. Millerick

John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date: June 9, 2005

EXHIBIT INDEX

Exhibit	Description

10.1	Secondary Sale of Common Shares of Cedara Software Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002