Form 10-K
period 2005-07-31
ANALOGIC CORP
filed 2005-10-14
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2005

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
Common Stock, $.05 par value
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)      Yes ☐     No ☑
     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the registrant at January 31, 2005 was approximately $517,642,000.
     Number of shares of Common Stock outstanding at August 31, 2005: 13,810,128.
DOCUMENTS INCORPORATED BY REFERENCE:
NONE

PART I

Item 1.	Business

Developments During Fiscal 2005
      Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as “Analogic” or the “Company”) for the fiscal year ended July 31, 2005, were $364.6 million as compared to $355.6 million for fiscal 2004, an increase of 2.5%. Net income for fiscal 2005 was $28.9 million or $2.12 per diluted share as compared to $8.4 million or $0.62 per diluted share for fiscal 2004.
      On February 17, 2005, the Company sold its 14.6% equity interest in Cedara Software Corporation (“Cedara”), of Mississauga, Ontario, Canada, for $50.8 million and realized a pre-tax gain of approximately $43.8 million from the sale. Analogic originally invested in Cedara in September 2001 to secure access to leading-edge medical imaging software. Analogic anticipates that it will continue to meet its goals and objectives in medical imaging software through various contractual arrangements and strategic alliances without the need to maintain an ownership interest in Cedara. During fiscal year 2005, the Company entered into a six year license agreement with Cedara for $6.0 million which allows the Company to incorporate all of Cedara’s software products into the Company’s equipment and sell such equipment to the Company’s customers. The Company also entered into a maintenance agreement with Cedara in the amount of $0.15 million for the first year. At the Company’s option this maintenance contract may be renewed each year at $0.15 million. The Company has the option to further extend the license agreement up to an additional four years on similar terms.
      On June 16, 2004, L-3 Communications Corporation and L-3 Communication Security Systems Corporation (collectively “L-3”) filed a complaint against the Company in the Court of Chancery of the State of Delaware. The complaint asserted that an agreement between L-3 Communications Corporation and the Company (the “Teaming Agreement”) requires the Company to team exclusively with L-3 Communications Corporation in the development and sale of automatic explosives detection systems (“EDSs”) used in airports to detect explosives and other dangerous materials in checked baggage. The complaint alleged that the Company breached the Teaming Agreement by, among other things, developing and submitting to the Transportation Security Administration (“TSA”) research and development proposals relating to EDSs for checked baggage on its own, with a third party, and without L-3 Communications Corporation. The Company denied all material allegations set forth in the complaint. The Company, L-3 Communications Corporation and L-3 Communications Security Systems Corporation agreed to a settlement of the litigation, and on November 8, 2004, the Court of Chancery of the State of Delaware dismissed the complaint without prejudice with respect to certain claims and with prejudice with respect to the remaining claims. The settlement did not entail payment by either party.
      On June 7, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to $25 million of the Company’s common stock through brokers and dealers in the public market or in privately negotiated transactions. The stock repurchase will be funded using the Company’s working capital and is expected to be completed during fiscal 2006. As of July 31, 2005, the Company had not repurchased any of its common stock under this program.
      In February 2005, Mr. James J. Judge, was elected to the Company’s Board of Directors, succeeding Mr. Julian Soshnick.

Financial Information about Industry Segments
      The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of three reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Camtronics Medical Systems, Ltd. for information management systems for the cardiology market; and B-K Medical Systems ApS for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems. (See Note 20 of Notes to Consolidated Financial Statements.)

Description of Business
      Analogic was incorporated in the Commonwealth of Massachusetts in November 1967. Analogic is a leading designer and manufacturer of advanced health and security systems and subsystems sold primarily to Original Equipment Manufacturers (“OEMs”). The Company is recognized worldwide for advancing state-of-the-art technology in the areas of Computed Tomography (“CT”), Digital Radiography (“DR”), Ultrasound, Magnetic Resonance Imaging (“MRI”), Patient Monitoring, Cardiovascular Information Management, and Embedded Multiprocessing. Analogic’s principal customers are OEMs that incorporate Analogic’s state-of-the-art products into systems used in health and security applications. Several of Analogic’s subsidiaries and divisions sell products under their own names directly to niche end-user markets.
      Analogic conceives, designs, manufactures, and sells standard and customized high-precision data acquisition, and signal and image-processing-based medical and security systems and subsystems. Analogic has been a leader in the application of precision analog-to-digital (“A/D”) and digital-to-analog (“D/A”) conversion technology. This involves the conversion of continuously varying electrical signals in analog form, such as those representing temperature, pressure, voltage, weight, velocity, and ultrasound and X-ray intensity, into and from the digital form required by medical and security imaging and monitoring equipment, other data processing equipment, and in subsystems and systems based on such technology.
      In addition to precision measurement, many Analogic products perform very high-speed, complex calculations on the data being analyzed. Thus, Analogic’s products are an integral part of the communications link between various analog sensors, detectors, or transducers, and the people or systems that interpret or utilize this information.
      Analogic’s products are sold primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products.
      Medical Technology Products. Medical Imaging Products, which accounted for approximately 49% of product and engineering revenue in fiscal 2005, consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring.
      A number of Analogic’s medical imaging data acquisition systems and related computing equipment are incorporated by manufacturers in North America, Europe, and Asia into advanced X-ray equipment known as CT scanners. These scanners generate images of the internal anatomy, which are used primarily in diagnosing medical conditions. Analogic’s data acquisition and signal processing systems have advanced CT scanner technology that substantially increases the resolution of the image, reduces the time necessary to acquire the image, and reduces the computing time required to produce the image. Analogic supplies some of its medical imaging customers with A/D and D/A conversion equipment and complete data acquisition systems. The Company also manufactures complete CT systems incorporating proprietary technology. Some of these CT systems are integrated with other technologies, such as Single Photon Emission Tomography Systems (SPECT) and radiotherapy systems.
      The Company also designs and manufactures for OEM customers other advanced subsystems, such as Radio Frequency (RF) amplifiers, Gradient Coil (GC) amplifiers, and spectrometers for use in MRI scanners, which are used primarily to create diagnostic medical images.
      Direct Digital Radiography (“DDR”) systems are also designed, developed, and manufactured by Analogic. DDR uses a solid-state, flat-panel, detector technology consisting of an amorphous Selenium coating over a Thin-Film-Transistor (TFT) array to convert X-rays into electrical signals, digitize these signals, and create an image. Systems are developed and manufactured for direct sale to select markets by Company’s 100% owned subsidiary, ANEXA Corporation (“Anexa”).
      The Company manufactures a variety of multi-functional, custom patient monitoring instruments for OEM customers and a family of non-invasive patient monitors for direct sale under the LIFEGARD brand.

Several families of monitors acquire, calculate, and display combinations of the most common vital sign parameters, such as Electrocardiogram (ECG), respiration, temperature, and Non-Invasive Blood Pressure (NIBP). Specialty monitors measure such parameters as Pulse Oximetry (SpO2) and Non-Invasive Cardiac Output (NICO). These monitors are designed to be used in a variety of hospital settings, such as emergency room, sub-acute units, and general care and surgical centers, where ease of use, portability, flexibility, and costs are important considerations, as well as in clinics, physicians’ offices, and the home.
      The Company manufactures fetal monitoring products for acquisition, conversion, and display of biomedical signals under the FETALGARDtm brand. These monitors, designed for use in ante partum applications, have the capability to measure, compute, display, and print fetal heart rates, maternal contraction frequency, and relative intensity to determine both maternal and fetal well-being.
      Anexa markets and sells complete advanced digital radiography solutions directly to end users in select markets. Anexa markets complete digital imaging solutions featuring advanced DDR systems, application and workflow-enhancing software, and accessories, for applications such as orthopedics, emergency medicine, pediatrics, and general radiology in small-to-mid-size hospitals and imaging centers.
      ANRAD Corporation (“Anrad”), a 100% owned subsidiary, designs and manufactures for OEM customers and for Anexa, state-of-the-art, direct conversion amorphous selenium-based, X-ray, digital, flat-panel detectors for diagnostic and interventional applications in cardiac, mammography, and general radiology applications.
      Sound Technology, Inc. (“STI”), a 100% owned subsidiary, develops and manufactures ultrasound transducers and probes for a broad range of clinical applications. These products are supplied to a global customer base of ultrasound system OEMs, including B-K Medical ApS.
      Camtronics Medical Systems, Ltd. (“Camtronics”), a 100% owned subsidiary, designs and manufactures multi-modality image and information management systems for cardiology. These systems can integrate all cardiac patient data into an enterprise-wide information system. Camtronics, an industry leader in cardiac workstation technology, also designs and manufactures state-of-the-art digital imaging systems for cardiology and surgery. Camtronics accounted for approximately 11% of product and engineering revenue in fiscal 2005.
      B-K Medical ApS (“B-K Medical”), a 100% owned subsidiary, designs and manufactures ultrasound systems and probes for end-user markets in urology, surgery, and radiology. Its scanners generate real-time images of the internal anatomy that are used for medical diagnosis and interventional procedures. B-K Medical also manufactures key subsystems on an OEM basis for ultrasound equipment manufacturers. B-K Medical accounted for approximately 20% of product and engineering revenue in fiscal 2005.
      Security Technology Products. Security Technology Products, consisting of advanced threat-and-weapon detection systems and subsystems, accounted for approximately 17% of product and engineering revenue in fiscal 2005. Analogic designs and manufactures the Explosive Assessment Computed Tomography (EXACTtm) scanner. The EXACT is the world’s first dual-energy, helical-cone-beam, 24-slice CT scanner, and is a certified security detection system capable of generating data for full three-dimensional (3-D) images of every object contained within a piece of luggage. The EXACT is the core system of L-3’s eXaminer 3DX® 6000 (“The eXaminer”), the first second-generation EDS certified by the Federal Aviation Administration (FAA). The eXaminers are being purchased by the U.S. Federal government for installation at major U.S. airports to scan checked luggage and by international authorities for installation at airports in Europe, Asia, and Central America.
      Analogic has also designed and developed prototypes of a high-speed, low-cost, CT-based checkpoint security imaging system, the COBRAtm, to detect explosives, drugs, and other contraband. This system is designed to automatically detect threats and weapons in carry-on luggage at checkpoints in airports and carry-on/-in luggage items at portals for cruise ships, rail stations, courthouses, embassies, and other public buildings, as well as to scan mail and small parcels.
      Corporate and Other. Corporate and Other, consisting primarily of a hotel and embedded multi-computing platforms, accounted for approximately 3% of product and engineering revenue in fiscal 2005.

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
      SKY COMPUTERS, INC. (“SKY”), a 100% owned subsidiary, designs and manufactures high-performance embedded multicomputing platforms used in advanced medical, military, and industrial imaging applications.
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
Sources of Raw Materials and Components
      In general, Analogic’s products are composed of Company-designed proprietary integrated circuits, printed circuit boards, and precision resistor networks manufactured by Analogic and others in accordance with Analogic’s specifications, as well as standard electronic integrated circuits, transistors, displays, and other components. Most items procured from third party suppliers are believed to be available from more than one source. However, it might become necessary, if a given component ceases to be available, for Analogic to modify its product design to adapt to a substitute component or to purchase new tooling to enable a new supplier to manufacture the component, which could result in additional expense and/or delay in product sales. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, Analogic carries a substantial inventory of raw materials and components in an effort to assure its ability to make timely delivery to its customers.
Patents and Licenses
      The Company holds approximately 126 patents of varying duration issued in the United States, which cover technology developed by it. In many instances, the Company holds corresponding foreign patents. The Company regularly files U.S. patent applications and, where appropriate, foreign patent applications. The Company also files continuations to cover both new and improved methods, apparatus, processes, designs and products. At present, approximately 86 U.S. and foreign patent applications are in process.
      The Company also relies on a combination of trade secret, copyright, and trademark laws, as well as contractual agreements to safeguard its proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, the Company routinely enters into confidentiality and assignment of invention agreements with each of its employees and nondisclosure agreements with its key customers and vendors.
      Management believes that any legal protection afforded by patent and copyright laws are of secondary importance as a factor in the Company’s ability to compete. Future prospects are more a function of the continuing level of excellence and creativity of the Company’s engineers in developing products which satisfy customer needs, and the innovative skills, competence, and marketing and managerial skills of the Company’s personnel in selling those products. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products. Management is of the opinion that the loss of patent protection would not have a material effect on the Company’s competitive position.

Seasonal Aspect of Business
      There is no material seasonal element to the Company’s business, although plant closings in the summer, particularly in Europe, tend to decrease the procurement activities of certain customers during the first quarter of the Company’s fiscal year.
Working Capital Matters
      The Company does not carry a substantial inventory of finished goods but does carry a substantial inventory of raw material components and work-in-process to enable it to meet its customers’ delivery requirements. (See Note 7 of Notes to Consolidated Financial Statements.)
Material Customers
      The Company’s three largest customers in fiscal 2005, each of which is a significant and valued customer, were L-3, Toshiba, and General Electric, which accounted for approximately 14.0%, 13.6%, and 10.3%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect on the Company’s business.
Backlog
      The backlog of firm orders at July 31, 2005 was approximately $163.8 million compared with approximately $113.0 million at July 31, 2004. The increase is principally due to an increase in orders for the EXACT systems. Many of the orders in the Company’s backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship substantially all of its backlog at July 31, 2005 during fiscal 2006.
Government Contracts
      The Company does not conduct any business with the U.S. federal government that is subject to renegotiation of profits.
Competition
      Analogic is subject to competition based upon product design, performance, pricing, quality, and service. Analogic believes that its innovative engineering and product reliability have been important factors in its growth. While the Company tries to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances, Analogic’s products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.
      Analogic’s medical X-ray imaging systems are highly specialized. The Company considers its selection by its OEM customers for the design and manufacture of these products and its other medical products to be due more to the “make-or-buy” decision of its individual OEM customers rather than a function of other competitors in the field. Many OEM customers and potential OEM customers of the Company have the capacity to design and manufacture these products for themselves. In the Company’s area of expertise, the continued signing of new contracts indicates continued strength in the Company’s relationship with its major customers, although some of these customers continue to commit to shorter-term contracts.
      Analogic’s competitors include divisions of some larger, more diversified organizations, as well as several specialized companies. Some of them have greater resources and larger staffs than Analogic. The Company believes that it is a leading OEM supplier of CT and MRI subsystems for the medical industry.
Research and Product Development
      Research and product development (“R&D”) is a significant factor in Analogic’s business. The Company maintains a constant and comprehensive R&D program directed toward the creation of new products and the improvement and refinement of its present products and the expansion of their uses and applications.
      Company funds expended for R&D amounted to $58.0 million in fiscal 2005, $58.7 million in fiscal 2004, and $55.1 million in fiscal 2003. Analogic intends to continue its emphasis on new product development. As of July 31, 2005, Analogic had 510 employees engaged in research and product development activities, including electronic development engineers, software engineers, physicists, mathematicians, and technicians. These individuals, in conjunction with the Company’s salespeople, also devote a portion of their time to assisting customers in utilizing the Company’s products, developing new uses for these products, and anticipating customer requirements for new products.
      The Company capitalized $5.1 million and $4.8 million in fiscal 2005 and 2004, respectively, of computer software testing and coding costs incurred after technological feasibility was established. These costs are amortized using a straight-line method over the estimated economic life of the related products, generally three years, and are included in product cost of sales.
Environment
      Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.
Employees
      As of July 31, 2005, the Company had approximately 1,725 employees.
Financial Information about Foreign and Domestic Operations and Export Revenue
      Domestic and foreign revenues were $306.3 million and $58.3 million, respectively, for fiscal 2005 as compared to $300.6 million and $55.0 million, respectively, in fiscal 2004 and $429.9 million and $41.8 million, respectively, in fiscal 2003.
      Export revenue, from sales of products and engineering services from the United States primarily to companies in Europe and Asia, amounted to approximately $103.5 million (29%) of product and engineering revenue in fiscal 2005 as compared to approximately $105.0 million (30%) in fiscal 2004, and approximately $91.9 million (20%) in fiscal 2003. The Company’s export revenue is at least as profitable as its domestic revenue. The Company’s export revenue is denominated in U.S. dollars.
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
      The Company makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to the reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”).

Item 2.	Properties
      Analogic’s principal executive offices and major manufacturing facility are located in Peabody, Massachusetts on land owned by the Company. This facility consists of approximately 514,000 square feet of manufacturing, engineering, and office space. The Company owns approximately 65 acres of land at this location, which can accommodate future expansion as required. The Company uses approximately 7 1/2 acres of this land for the Peabody Marriott Hotel, which is owned by a wholly-owned subsidiary of the Company and managed by the Marriott Corporation.
      The Company and its subsidiaries own and lease various other office, manufacturing, engineering, and sales facilities in both the United States and abroad. The Company believes that its existing facilities are generally adequate to meet its current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed.
      See Note 13 of Notes to Consolidated Financial Statements for further information concerning certain leases.

Item 3.	Legal Proceedings
      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
      The Company’s Common Stock traded on the NASDAQ National Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of the Common Stock, as reported by the NASDAQ National Market, for each quarterly period indicated in the table below:

Fiscal Year	High	Low

2005
First Quarter	$45.02	$39.26
Second Quarter	46.71	40.25
Third Quarter	44.67	40.25
Fourth Quarter	51.96	40.95
2004
First Quarter	$52.50	$42.50
Second Quarter	44.36	37.60
Third Quarter	50.15	39.41
Fourth Quarter	48.98	36.20
      As of August 31, 2005, there were approximately 1,189 holders of record of the Common Stock.
      Dividends of $0.08 per share were declared for each of the quarters of fiscal 2005 and fiscal 2004. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.
      The Company has a Key Employee Stock Option Plan dated June 11, 1998 (as amended). From August 1, 2004 through July 31, 2005, a total of 72,843 shares of common stock of the Company were issued and sold by the Company under this Plan, at an average exercise price of $36.3591 per share or $2,648,505 in total. The Company recently discovered that none of such shares were registered under the Securities Act of 1933 and that the sales of such shares were likely made in contravention of the registration requirements of Section 5 of the Securities Act. The Company filed a registration statement on Form S-8 in October 2005 covering all remaining shares issuable under such Plan.

Item 6.	Selected Financial Data

	Year Ended July 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Total net revenue	$364,571	$355,557	$471,697	$304,858	$352,139
Total cost of sales(A)	224,548	214,270	275,929	206,321	234,269
Gross margin	140,023	141,287	195,768	98,537	117,870
Income (loss) from operations(B)	(6,017)	6,389	70,832	(1,385)	12,873
Net income(C)	28,862	8,354	49,531	2,655	13,588
Net income per common share:
Basic	$2.13	$0.62	$3.74	$0.20	$1.05
Diluted	2.12	0.62	3.70	0.20	1.04
Cash dividends declared per common share	$0.32	$0.32	$0.32	$0.29	$0.28
Weighted-average shares:
Basic	13,566	13,463	13,251	13,129	12,950
Diluted	13,619	13,519	13,394	13,194	13,055
Cash, cash equivalents, and marketable securities	$220,454	$176,637	$177,961	$181,789	$122,912
Working capital	287,474	245,875	246,311	213,967	225,619
Total assets	496,705	452,822	457,417	438,639	359,159
Long-term liabilities	2,117	3,175	11,627	20,335	16,526
Stockholders’ equity	399,590	367,401	356,198	302,000	298,494

(A)	The Company recorded asset impairment losses on a pre-tax basis of $8,883 in fiscal 2002 related to ANATEL COMMUNICATIONS CORPORATION (“Anatel”), the Company’s telecommunications subsidiary, and certain old and unprofitable product lines within its semi-conductor test equipment business. The Company recorded asset impairment losses on a pre-tax basis of $3,200 in fiscal 2001 related to Anatel. These charges have been recorded in the cost of sales section of the Company’s Consolidated Statements of Operations for fiscal 2002 and 2001.

(B)	The Company recorded asset impairment losses on a pre-tax basis of $6,599 in fiscal 2005 related to certain investments and abandoned technologies. These charges have been recorded in the operating expenses section of the Company’s Consolidated Statements of Operations for fiscal 2005.

(C)	The Company recorded a gain on sale of marketable securities on an after tax basis of $27,388 in fiscal 2005, related to the Company’s sale of its equity interest in Cedara.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (“Exchange Act”). All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See “Risk Factors” below.

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
Revenue Recognition and Accounts Receivable
      The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance, provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves the Company’s facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at the shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer. The Company classifies shipping and handling costs in cost of sales.
      The Company’s transactions sometimes involve multiple elements (i.e., systems and services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at the time of delivery. If the arrangement has an undelivered element, the Company ensures that they have objective and reliable evidence of the fair value of the undelivered element. Fair value is determined based upon the price charged when the element is sold separately. Maintenance or service revenues are recognized ratably over the life of the contracts.
      For business units that sell software licenses or products in which the software is considered more than incidental, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is probable, and customer acceptance, when applicable, is obtained. We allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contracted maintenance term.
      As it relates to services, Camtronics may also provide services that vary depending on the scope and complexity requested by the customer. Examples of such services include additional database consulting, system configuration, project management, interfacing to existing systems, and network consulting. Services generally are not deemed to be essential to the functionality of the software. If Camtronics has VSOE for the services, the timing of the software license revenue is not impacted. If the Company does have VSOE, service revenue is recognized as the services are performed. Camtronics commonly performs services for which the Company does not have VSOE; accordingly, the software license revenue is deferred until the services are completed.

      The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with a fixed fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately.
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
      The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations of its customers’ financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.
Inventories
      The Company values inventory at the lower of cost or market using the first-in, first-out method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycles, and changes in technology. A variety of methodologies are used to determine the amount of inventory reserves necessary for excess and obsolete inventory. The write-downs are based upon the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory. If actual demand for the Company’s products is less than its estimates, or the Company experiences a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional write-downs for existing inventories may be recorded in future periods.
Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains a bond investment portfolio of various types and maturities with high credit quality issuers. Cash and cash equivalents not required for working capital purposes are placed in short term investments with original maturities for six months or less. The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations on its customers’ financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated among relatively few customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.
Warranty Reserve
      The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product quality programs and processes, its warranty obligations are affected by product failure rates and service delivery costs incurred to correct product failures. Should actual product failure rates or service delivery costs differ from the Company’s estimates (which are based on specific warranty claims, historical data, and engineering estimates, where applicable), revisions to the estimated warranty liability would be required. Such revisions could adversely affect the Company’s operating results. Generally, the Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 24 months from the date of delivery.
Investments in and Advances to Affiliated Companies
      The Company has investments in affiliated companies related to areas of the Company’s strategic focus. Investment in companies over which the Company has the ability to exercise significant influence are accounted for under the equity method if the Company holds 50% or less of the voting stock. Investments in companies over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based upon changes in the Company’s overall business strategy, the financial condition of the affiliated companies, market conditions, and the industry and economic environment in which the entities operate. Adverse changes in market conditions or poor operating results of affiliated companies could result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.
Goodwill, Intangible Assets, and Other Long-Lived Assets
      Intangible assets consist of: goodwill, intellectual property, licenses, and capitalized software. Other long-lived assets consist primarily of property, plant, and equipment. These assets are reviewed for impairment annually in the first quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on the Company’s results of operations.
Income Taxes
      The Company is required to estimate its income taxes in each of the jurisdictions within which it operates. This process involves assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not more than likely, a valuation allowance must be established. To the extent a valuation allowance is established, the Company must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes and results of operations could be materially impacted. The Company establishes liabilities for possible assessments by taxing authorities resulting from known tax exposures including, but not limited to certain tax credits, and various federal, state and foreign tax matters. The Company does not provide for US Federal income taxes on undistributed earnings of consolidated foreign subsidiaries, as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. The American Jobs Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations. Based on the Company’s analysis, this provision will not provide a benefit to the Company.

Results of Operations
Fiscal 2005 Compared to Fiscal 2004
      Product revenue in fiscal 2005 was $336.2 million as compared to $327.1 million in fiscal 2004, an increase of $9.1 million or 3%. The increase in product revenue was primarily due to increased sales of Security Technology Products of $22.2 million or 81% over the prior year due to increased orders for the EXACT systems and spare parts. Medical Technology Products sales increased by $0.5 million over the prior year primarily due to increased demand for the Company’s data acquisition products of $9.0 million, Computer Tomography (CT) products of $7.9 million and Magnetic Resonance Imaging (MRI) systems and subsystems of $7.4 million, partially offset by lower sales of digital radiography equipment of $9.5 million and cardiology equipment of $13.3 million. The revenue increase for the Security Technology Products and Medical Technology Products was partially offset by a decrease of $13.6 million of Corporate and other revenue primarily due to lower demand for embedded multiprocessing equipment of $10.9 million that was primarily due to the loss of one major customer, and components and board products of approximately $2.7 million.
      Engineering revenue in fiscal 2005 was $19.2 million as compared to $20.1 million in fiscal 2004, a decrease of $0.9 million. This decrease resulted primarily from the following activities which were specific to fiscal 2004 and did not re-occur in fiscal 2005; certain customer funded projects of approximately $1.5 million for digital x-ray systems, a license sale of $1.0 million to the Company’s affiliate, Shenzhen Anke High-Tech Co. Ltd. (“SAHCO”), and approximately $1.8 million related to an OEM funded project. The reduction resulting from these activities was partially offset by revenue generated by additional funding of approximately $3.4 million received from the Transportation Security Administration (“TSA”) to design and develop continuous performance enhancements for the existing explosive detection systems.
      Other revenue of $9.2 million and $8.3 million in fiscal 2005 and fiscal 2004, respectively, represents revenue from the Company’s hotel operation.
      Product gross margin was $133.6 million in fiscal 2005 as compared to $131.2 million in fiscal 2004. Product gross margin as a percentage of product revenue was unchanged at approximately 40% for both fiscal 2005 and 2004.
      Engineering gross margin was $2.5 million in fiscal 2005 compared to $6.6 million in fiscal 2004. Engineering gross margin as a percentage of engineering revenue was 13% and 33% in fiscal 2005 and fiscal 2004, respectively. These decreases resulted primarily from the following activities which were specific to fiscal year 2004 and did not re-occur in fiscal 2005: margin related to certain customer funded projects of approximately $0.5 million, a license sale of $1.0 million to the Company’s affiliate SAHCO for which there was no associated cost, and approximately $0.9 million related to an OEM funded project. Additionally, during fiscal 2005 the Company incurred approximately $2.4 million of additional costs, as compared to the prior year, in excess of the value of certain funded projects in medical imaging technology products. The reduction in gross margin was partially offset by approximately $0.5 million of additional funds received on a completed funded project with no related costs.
      Research and product development expenses were $58.0 million in fiscal 2005, or 16% of total revenue, as compared to $58.7 million in fiscal 2004, or 17% of total revenue. The decrease in research and product development expenses of $.7 million was primarily due to reduction in salary and related costs of approximately $1.8 million at Camtronics and SKY as a result of personnel reductions. This was partially offset by expenses incurred from the ongoing development of new generations of medical imaging equipment, including innovative CT systems for niche markets along with a new generation of hybrid PET/CTs, and an extended family of multislice CT data acquisition systems for both medical and security markets. In addition, the Company continues to increase its investment in a number of other development projects for security systems to meet diverse, evolving security needs in the United States and abroad.
      Selling and marketing expenses were $37.8 million in fiscal 2005, as compared to $37.0 million in fiscal 2004, or 10% of total revenue for both periods. The increase in selling and marketing expenses of $0.8 million was primarily attributable to salaries and related expenses of approximately $2.9 million for Anexa and B-K

Medical as they continue their efforts to increase penetration in their respective markets. This was partially offset by a reduction in sales and marketing personnel and related expenses of approximately $2.3 million at Camtronics and SKY.
      General and administrative expenses were $43.6 million in fiscal 2005, or 12% of total revenue, as compared to $39.2 million in fiscal 2004, or 11% of total revenue. The increase of $4.4 million was primarily attributable to $3.5 million for programs to comply with the internal control rules under the Sarbanes-Oxley Act of 2002, and $1.4 million in accounting and legal expenses related to the restatement of the Company’s financial statements for the first three quarters of fiscal 2004 and 2003, partially offset by $0.7 million in lower depreciation expense.
      Asset impairment charges were $6.6 million in fiscal 2005, related to the Company’s medical technology product segment. The Company changed its accounting method for its PhotoDetection Systems, Inc. (“PDS”) investment from the equity method to the cost method and evaluated the net realizable value of its investment, resulting in $2.2 million impairment charge. Also, certain other technologies of $0.8 million were abandoned due to a re-alignment of research and development activities. Additionally, the Company revised its approach to pursuing certain software technologies in the pediatric market serviced by Camtronics resulting in $3.6 million impairment charge.
      Software development costs of $5.1 million and $4.8 million were capitalized in fiscal 2005 and fiscal 2004, respectively. Amortization of capitalized software costs amounted to $1.4 million and $1.8 million in fiscal 2005 and fiscal 2004, respectively, and is included in product cost of sales in the Company’s Consolidated Statements of Operations.
      Interest income in fiscal 2005 was $5.2 million as compared to $3.7 million in fiscal 2004. The increase of $1.5 million was primarily the results of higher effective interest rates on short term investments and a higher invested cash balance primarily due to the proceeds from the Company’s sale of its equity investment in Cedara for $50.8 million.
      Interest expense in fiscal 2005 was approximately $0.1 million as compared to $0.3 million in fiscal 2004. The decrease of $0.2 million was primarily due to the Company paying off a mortgage held on its property in fiscal 2004.
      The Company recorded an equity gain on its unconsolidated affiliated investments of $0.3 million and $0.6 million in fiscal 2005 and fiscal 2004, respectively. The equity gain in fiscal 2005 consists of a gain of $0.5 million for the Company’s share of profit in SAHCO offset by a loss of $0.2 million for the Company’s share of losses in Cedara. The equity gain of $0.6 million in fiscal 2004 consisted primarily of a gain of $1.2 million for the Company’s share of profit in Cedara, partially offset by $0.5 million share of losses in SAHCO.
      Gain on sale of marketable securities of approximately $43.8 million in fiscal 2005 represents the gain related to the Company’s sale of its equity interest in Cedara.
      The effective tax rate for fiscal 2005 was 33% as compared to 17% for fiscal 2004. The increase was primarily due to the increase in income resulting from the gain on the sale of the Company’s equity interest in Cedara and, to a lesser extent, the 20% reduction in the extraterritorial income exclusion for the last seven months of fiscal 2005, resulting from the phased repeal of the benefit. The increase in the rate was partially offset by the 2% reduction in the Danish statutory tax rate and by the release of $0.3 million in tax reserves resulting from settlement of State income tax audits for fiscal 2000 and fiscal 2001.
      Net income in fiscal 2005 was $28.9 million as compared to $8.4 million in fiscal 2004. Basic earnings per share were $2.13 in fiscal 2005 as compared to $0.62 in fiscal 2004. Diluted earnings per share were $2.12 in fiscal 2005 as compared to $0.62 in fiscal 2004. Net income for fiscal 2005 includes an after-tax gain of approximately $27.4 million or $2.01 per basic and diluted earnings per share related to the Company’s sale of its equity interest in Cedara.

Fiscal 2004 Compared to Fiscal 2003
      Product revenue in fiscal 2004 was $327.1 million as compared with $442.4 million in fiscal 2003, a decrease of $115.3 million or 26%. The decrease in product revenue was primarily due to a reduction in sales of Security Technology Products of $175.8 million resulting from reduced sales of the EXACT systems and spare parts which the Company supplies to L-3. The reduced sales of security technology products were partially offset by increased sales of $60.5 million; $51.9 million of Medical Technology Products, a 23% increase over prior year’s revenue, and $8.6 million primarily related to embedded signal-processing products. The increase in Medical Technology Products revenue was due to an increase in revenues of Medical Imaging Products of $35.0 million, primarily due to increased sales of CT systems of $8.2 million, DR systems of $11.3 million and patient monitors of $7.4 million. The increase was also attributable to approximately $2.5 million of revenue resulting from a payment received related to a multi-year, multi-million dollar OEM agreement that involves an annual minimum purchase commitment from the customer which had not been met in 2004; increased Camtronics revenues of $11.3 million, primarily due to the recognition in fiscal 2004 of prior period deferred revenue; and increased B-K Medical revenues of $5.6 million resulting from increased demand for ultrasound systems.
      Engineering revenue in fiscal 2004 was $20.1 million as compared to $20.9 million in fiscal 2003, a decrease of $0.8 million or 4%. The decrease in engineering revenue was primarily due to a reduction in a customer funded project for digital X-ray systems, partially offset by a license of intellectual property of $1.8 million sold to the Company’s affiliate SAHCO.
      Other revenue of $8.3 million and $8.4 million for fiscal 2004 and fiscal 2003, respectively, represents revenue from the Company’s hotel operation.
      Product gross margin was $131.2 million in fiscal 2004 as compared to $186.1 million in fiscal 2003. Product gross margin as a percentage of product revenue was 40% and 42% for fiscal 2004 and fiscal 2003, respectively. The decrease in product gross margin percentage over the prior year was primarily attributable to lower sales of security technology products, which have higher margins than most of the Company’s other products. This decrease was partially offset by the benefit of approximately $2.5 million of margin guaranteed by an OEM customer.
      Engineering gross margin was $6.6 million in fiscal 2004 as compared to $6.0 million in fiscal 2003. Engineering gross margin as a percentage of engineering revenue was 33% and 29% for the fiscal 2004 and fiscal 2003, respectively. The increase in engineering gross margin as a percentage of engineering revenue over the prior fiscal year was primarily due to the sale of a license of intellectual property to SAHCO for $1.8 million with no corresponding cost, partially offset by additional costs incurred by the Company in connection with work currently being done on behalf of the TSA.
      Research and product development expenses were $58.7 million in fiscal 2004, or 17% of total revenue, as compared to $55.1 million in fiscal 2003, or 12% of total revenue. The increase in research and product development expenses of $3.6 million was due to the Company continuing to focus resources on developing new generations of medical imaging equipment, including innovative CT systems for niche markets, advanced digital x-ray systems and subsystems for general radiography and mammography, and an extended family of multi-slice CT Data Acquisition Systems for both medical and security markets. The Company is testing prototypes of an automated, CT-based portal screening system that can scan carry-on baggage at airports, carry-in baggage at public buildings, and parcels for corporations and delivery services. In addition, the Company continues to increase its investment in a number of other development projects for security systems to meet diverse, evolving security needs in the United States and abroad.
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

      General and administrative expenses were $39.2 million in fiscal 2004 or 11% of total revenue, as compared to $35.0 million in fiscal 2003, or 7% of total revenue. The increase of $4.2 million was primarily attributable to incentive bonus and related payroll expenses of approximately $1.0 million, amortization of acquired intangible assets of $0.9 million, incremental cost of approximately $0.4 million related to acquired subsidiaries STI and VMI Medical Inc., which were not included in the same period last year. The increase was also due to approximately $0.7 million related to programs initiated by the Company to comply with the internal control rules under the Sarbanes-Oxley Act of 2002, approximately $0.8 million in accounting and legal expenses related to the restatement of the Company’s financial statements for fiscal years 2001, 2002, and the first three quarters of fiscal 2003, and approximately $1.1 million in additional facilities operating costs.
      Software development costs of $4.8 million and $3.5 million were capitalized in fiscal 2004 and fiscal 2003, respectively. Amortization of capitalized software costs amounted to $1.8 million in both fiscal years 2004 and fiscal 2003, and was included in product cost of sales.
      Interest income in fiscal 2004 was $3.7 million as compared to $5.0 million for fiscal 2003. The decrease of $1.3 million was primarily the result of a lower effective interest rate on short term investments and, to a lesser extent, to lower invested cash balances resulting primarily from the Company internally funding its new addition to its headquarters facility.
      The Company recorded equity gain of $0.6 million as related to equity in unconsolidated affiliates in fiscal 2004 as compared to an equity loss of $3.5 million for fiscal 2003. The equity gain in fiscal 2004 consisted of a gain of $1.2 million for the Company’s share of profit in Cedara, offset by a loss of $0.6 million for the Company’s share of losses in SAHCO. The equity loss of $3.5 million in fiscal 2003 consisted primarily of losses of $2.5 million and $1.1 million reflecting the Company’s share of losses in Cedara and SAHCO, respectively.
      Other expense, consisting primarily of foreign currency exchange gains and losses, was $0.2 million in fiscal 2004 as compared to other income of $5.8 million in fiscal 2003. Other income in fiscal 2003 included $3.9 million of currency exchange gain resulting from the weakening U.S. dollar, primarily due to a $1.8 million gain on U.S. dollar loans to the Company’s Danish subsidiary and a $2.1 million gain on U.S. dollar loans to Anrad, the Company’s Canadian subsidiary, and a $1.6 million gain from the sale of a building in Peabody, Massachusetts to a related party.
      The effective tax rate for fiscal 2004 was 17% as compared to 36% for fiscal 2003. The decrease of 19% was primarily due to a relative increase in the estimated benefits from tax exempt interest, the extraterritorial income exclusion, and research and development credits as a result of a lower dollar base of pre-tax income for fiscal 2004 when compared to fiscal 2003. In addition, the effective tax rate reflected a benefit resulting from the release of the German valuation allowance reflecting net operating loss carryforwards which management determined was more likely than not to be realized.
      Net income in fiscal 2004 was $8.4 million as compared to $49.5 million in fiscal 2003. Basic earnings per share were $0.62 in fiscal 2004 as compared to $3.74 in fiscal 2003. Diluted earnings per share were $0.62 in fiscal 2004 as compared to $3.70 in fiscal 2003. The decrease in net income over the prior year was primarily the result of decreased revenue and profit derived from the sale of the EXACT systems, partially offset by increased revenue and profit of Medical Technology Products, including the deferred revenue and profit recognized in fiscal 2004 by Camtronics.
Liquidity and Capital Resources
      Cash and cash equivalents and marketable securities totaled $220.5 million and $176.6 million at July 31, 2005 and July 31, 2004, respectively. Working capital was $287.5 million and $245.9 million at July 31, 2005 and July 31, 2004, respectively. The Company’s balance sheet reflects a current ratio of 4.0 to 1 at both July 31, 2005 and July 31, 2004. Liquidity is sustained principally through funds provided from operations, with short-term time deposits and marketable securities available to provide additional sources of cash.

      The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. The Company’s primary exposure is related to fluctuations between the US dollar and local currencies for the Company’s subsidiaries in Canada and Europe.
      The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2005 due to the short maturities of these instruments.
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
      Net cash provided by operating activities was $13.3 million in fiscal 2005, $33.2 million in fiscal 2004 and $35.4 million in fiscal 2003. The cash flows generated from operating activities in fiscal 2005 were primarily due to advance payment of $4.7 million related to orders for the EXACT systems, non-cash impact of asset impairment charges of $6.6 million, depreciation and amortization of $20.5 million, and net income of $28.9 million, partially offset by the net gain of $43.8 million from the sale of the Cedara investment. In fiscal 2005, cash provided by operating activities decreased $19.9 million from fiscal 2004 primarily due to an operating loss in fiscal 2005 as compared to operating income in fiscal 2004.
      Inventory of $70.0 million as of July 31, 2005 increased $4.0 million from $66.0 million at July 31, 2004, due to the general growth of the Company’s medical systems business.
      Refundable and deferred income taxes of $14.9 million as of July 31, 2005 increased $4.0 million from $10.9 million at July 31, 2004. This increase was primarily the result of the Company’s utilization of the U.S. Treasury’s recently promulgated rules regarding tax return accounting methods to revise its method for reporting deferred revenue, the write-off of the intangible assets, and the changes in comprehensive income.
      Other assets of $5.6 million as of July 31, 2005 increased $4.2 million from $1.4 million at July 31, 2004. The increase was primarily due to a license and maintenance agreement payment to Cedara of $6.2 million, partially offset by approximately $1.2 million of amortization related to similar assets.
      Current liabilities of $95.0 million as of July 31, 2005 increased $12.8 million from $82.2 million at July 31, 2004. This increase was primarily due to an increase of $5.4 million in accrued income taxes resulting from the gain on the sale of the Company’s equity interest in Cedara; an increase of $4.1 million in advance payments primarily related to certain orders received for the EXACT systems from L-3; and an increase of $2.2 million in deferred revenue on shipments to customers. These increases were partially offset by a final payment of a note payable of $0.7 million.
      Net cash provided by investing activities was $46.6 million in fiscal 2005, as compared to cash used for investing activities of $15.2 million in fiscal 2004 and $18.1 million in fiscal 2003. The cash provided by investing activities in fiscal 2005 was primarily due to proceeds from the sale of the Cedara investment of $50.8 million and maturities of marketable securities of $14.3 million, partially offset by capital expenditures of $11.1 million, software development costs of $5.1 million for certain of the Company’s products, and the Company’s investment in PDS of $2.3 million.
      Investments in and advances to affiliated companies of $1.0 million as of July 31, 2005 decreased $10.0 million during the year, primarily due to the sale of the Company’s investment in Cedara of $8.2 million and the impairment charge of $1.6 million for the Company’s investment in Cardioworks.

      Capitalized software of $12.5 million increased $3.0 million from prior year, primarily due to capitalized software development costs for the Company’s multi-slice medical CT systems and subsystems, partially offset by an asset impairment charge of $0.5 million for software development costs related to another medical imaging project. The amortization of capitalized software was $1.4 million and $1.8 million in fiscal 2005 and fiscal 2004, respectively
      Net cash used for financing activities was $0.9 million and $5.5 million in fiscal 2005 and fiscal 2004, respectively, and a net cash provided by financing activities of $0.8 million for fiscal 2003. Net cash used for financing activities in fiscal 2005 consisted of $4.4 million for dividends paid to stockholders and $0.7 million for a final payment of a note payable, partially offset by cash received from the issuance of stock pursuant to the Company’s employee stock option and stock purchase plans of $4.2 million.
      The Company’s contractual obligations at July 31, 2005, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Note payable	$42	$42	$—	$—	$—
Capital leases obligations	172	110	62	—	—
Operating leases	7,907	1,663	2,571	1,820	1,853
Purchasing obligations	39,416	35,282	4,134	—	—

	$47,537	$37,097	$6,767	$1,820	$1,853

      The Company currently has approximately $23.5 million in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings or off-balance sheet arrangements in fiscal 2005 or fiscal 2004.
      The Company believes that its balances of cash and cash equivalents, marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.
Impact of Inflation
      Overall, inflation has not had a material impact on the Company’s operations during the past three fiscal years.
New Accounting Pronouncements
      In June 2005, Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal years beginning after May 31, 2005. The adoption of FAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations
      On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal years beginning after June 15, 2005. The Company adopted SFAS 123(R) on August 1, 2005, the commencement of its first quarter of fiscal 2006.
      The Company adopted the “modified prospective” transition method in which awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.
      In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R). In particular, SAB 107 provides supplemental implementation guidance on SFAS 123(R), including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion of an Analysis and several other issues. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).
      In May 2005, the FASB issued the FASB Staff Positions (FSP) EITF 00-19-1, “Application of EITF No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation”. This FSP clarifies that a requirement to deliver registered shares, in and of itself, will not result in a liability classification for freestanding financial instruments originally issued as employee compensation. The adoption of FSP EITF No. 00-19-1 will not have a material impact on the Company’s financial position or results of operation.
      In December 2004, the FASB issued Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS 151 was issued. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 treats the deduction as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in the Company’s tax return. The Company is currently evaluating the impact the AJCA will have on its results of operations and financial position. The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations. Based on the Company’s analysis, this provision of the AJCA will not produce a benefit to the Company.
      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment.” (“EITF 03-01”). EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01; however, the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on the Company’s financial position or results of operations.
Risk Factors
Forward-Looking Statements
      This Annual Report on Form 10-K contains statements, which, to the extent that they are not recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including, without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures involve risk and uncertainties, and actual events and results may differ significantly from those indicated in any forward-looking statement as a result of a number of important factors, including those discussed below and elsewhere herein.
Risk Factors
      You should carefully consider the risks described below before making an investment decision with respect to Analogic Common Stock. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business. Any of these could have a material and negative effect on our business, financial condition, or results of operations.
Because a significant portion of our revenue currently comes from a small number of customers, any decrease in revenue from these customers could harm our operating results.
      We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our net product and engineering revenue from our five largest customers in each of the last three fiscal years and the percentage of our product and engineering sales to our ten largest customers during these periods:

	Year Ended July 31,

	2005	2004	2003

L-3 Communications	14%	8%	43%
Toshiba	14%	12%	7%
General Electric	10%	10%	9%
Siemens	8%	9%	6%
Philips	6%	7%	4%
Ten largest customers as a group	61%	61%	77%
      Although we are seeking to broaden our customer base, we will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay, or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases after timely notice.
      In addition, we generate significant accounts receivable in connection with the products we sell and the services we provide to our major customers. Although our major customers are large corporations, if one or more of our customers were to become insolvent or otherwise be unable to pay for our products and services, our operating results and financial condition could be adversely affected.
Competition from existing or new companies in the medical and security imaging technology industry could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.
      We operate in a highly competitive industry. We are subject to competition based upon product design, performance, pricing, quality, and services and we believe our innovative engineering and product reliability have been important factors in our growth. While we try to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.
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
      Because of long lead times and specialized product designs, we typically purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products, our customers might not purchase all the products we have manufactured or for which we have purchased components. In either event, we would attempt to recoup our materials and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent we are unsuccessful in recouping our material and manufacturing costs, not only would our net sales be adversely affected, but also our operating results would be disproportionately adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.
Uncertainties and adverse trends affecting our industry or any of our major customers may adversely affect our operating results.
      Our business operates primarily within two major markets within the electronics industry, Medical Technology Products and Security Technology Products, which are subject to rapid technological change and pricing and margin pressure. These markets have historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase and use of medical and security related capital equipment could also affect our sales. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry in general, or any of our major customers in particular, might adversely affect our operating results. Our other businesses are subject to the same or greater technological and cyclical pressures.
Our customers’ delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for their products could have a material adverse effect on our business.
      Our products are used by a number of our customers in the production of medical devices that are subject to a high level of regulatory oversight. A delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for products could have a material adverse effect on our business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, might be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance or clearance from the FDA. Medical devices sold in the United States must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacture, packing, storage, and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacture, sale, and use of medical devices. Medical devices are also subject to approval and regulation by foreign regulatory and safety agencies.
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
      The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. The Company’s primary exposure is related to fluctuations between the US dollar and local currencies for the Company’s subsidiaries in Canada and Europe.
      The Company maintains a bond investment portfolio of various types and maturities with high credit quality issuers. Cash and cash equivalents not required for working capital purposes are placed in short term investments with original maturities for six months or less. Investments having original maturities in excess of six months are stated at fair value, and are classified as available for sale. Total interest income for fiscal 2005 was $5.2 million. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and supplementary data are listed under Part IV, Item 15 in this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
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
Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
      The Company has evaluated the effectiveness of its disclosure controls and procedures as of July 31, 2005, the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out by management, with the participation of the chief executive officer and chief financial officer. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of July 31, 2005 because of the material weakness described below.
      As a result of this material weakness, management performed additional procedures (which included a detailed contract review for all software revenue transactions recorded in FY’05 and a detailed review of amounts remaining in deferred revenue at July 31, 2005) designed to ensure that the Company’s consolidated financial statements contained in this Annual Report on Form 10-K are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the interim or annual consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The Company’s management, with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in internal control over financial reporting as of July 31, 2005.
      As of July 31, 2005, the Company did not maintain effective controls over software revenue and related deferred revenue. Specifically, the Company’s review and approval controls over the completeness and accuracy of revenue and deferred revenue under multiple-element software arrangements at its wholly-owned subsidiary Camtronics Medical Systems, Ltd. were ineffective to ensure revenues were recorded in the correct period. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 annual and interim financial statements, the restatement of the 2004 fiscal year interim financial statements for each of the first three quarters and audit adjustments to the 2005 annual financial statements. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.
      Because of the material weakness described above, the Company’s management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation Measures for Identified Material Weakness
      As described in our previously filed Form 10-Q’s, Form 10-Q/A’s, Form 10-K, and Form 10-K/As, the Company’s management has taken significant actions to remediate the material weakness in our internal control over financial reporting discussed above. We summarize below the remediation measures that we have initiated through July 31, 2005. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, not all of the newly designed controls were operating effectively at July 31, 2005 and not all had operated for a sufficient period of time prior to July 31, 2005 to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable.
      The Company’s management has taken the following steps to remediate the material weakness in internal control over financial reporting.
Quarter Ended January 31, 2005

•	Appointment of a President of Camtronics, succeeding the former President who left the employ of the Company.

•	Appointment of a Controller, replacing Camtronics’ Vice President and Controller who left the employ of the Company.

•	All subsidiary Controllers, who formerly reported to subsidiary General Managers, also now report directly to the Company’s corporate finance organization.

•	Detailed quarterly review of all software revenue transactions by the Company’s corporate finance organization.
Quarter Ended April 30, 2005

•	Reviewed and revised, as required, Camtronics’ software revenue recognition policies, procedures, and processes to ensure compliance with SOP 97-2.

•	Conducted periodic internal audit reviews of Camtronics’ business practices and software revenue recognition policies and procedures.

•	Conducted software revenue recognition training for all Camtronics’ personnel who have responsibility for generating, administering, and recording software revenue.
Quarter Ended July 31, 2005

•	Completed SOP 97-2 revenue contract checklists for all Camtronics’ recognized system revenue transactions.

•	Completed revenue cycle narratives and COSO Matrices for Camtronics’ software revenue cycles. All key controls were identified, documented, and tested during the quarters ended April 30, 2005 and July 31, 2005 to ensure internal controls functioning in compliance with stated policies and procedures.

•	Reviewed and revised Camtronics’ customer order forms, contracts, and invoices, where required to ensure terms and conditions were aligned with the revenue recognition requirements set forth in SOP 97-2.

•	Reorganized Camtronics’ customer contract files to ensure that all documentation is present to support each revenue transaction.

•	Implemented requirement that Camtronics’ salespersons to sign letters representing that all terms and conditions of the order with the customer have been disclosed to the company and included in the customer file.

•	Implemented requirement that the President and Controller of Camtronics, on a quarterly basis, contact each customer with recognized system revenues in the quarterly period in excess of $100,000 and complete a standardized checklist for the purpose of obtaining assurances from the customer that it has received and fully accepted all hardware, software, and other related services in accordance with the terms and conditions of the customer’s order.
      In addition, since July 31, 2005 we have implemented additional controls over the analysis of deferred revenue and the timing of revenue recognition of these amounts. The Company’s management believes that these steps will remediate the material weakness in the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
      There were no changes to the Company’s internal control over financial reporting, other than the changes discussed above, during the fourth quarter ended July 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table lists the directors of the Company as of August 31, 2005:

			Expiration
		Director	of
Name	Age	Since	Term(1)	Other Offices Held

John W. Wood Jr.	61	2004	2007	President and Chief Executive Officer
Bernard M. Gordon	78	1969	2007	—
John A. Tarello	74	1979	2007	—
M. Ross Brown	70	1984	2008	—
Edward F. Voboril	62	1990	2008	—
Gerald L. Wilson	66	1980	2006	—
Bruce W. Steinhauer	72	1993	2006	—
Michael T. Modic	55	2001	2008	—
James J. Judge	48	2005	2006	—

(1)	The Board of Directors is divided into three classes, each having a three-year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been elected and qualified.
      The following table lists the executive officers of the Company as of August 31, 2005:

			Date Since Office
Name	Age	Office Held	Has Been Held

John W. Wood Jr.	61	President and Chief Executive Officer	2003
John J. Millerick	57	Senior Vice President, Chief Financial Officer and Treasurer	2000
Alex A. Van Adzin	53	Vice President, General Counsel, and Secretary	2003
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
      Bernard M. Gordon was the Chairman of the Board of Directors of the Company from 1969 to April 2004 and was President from 1980 to 1995 and from October 2001 to April 2003. Mr. Gordon was Executive Chairman from February 2002 to April 2004 and Chief Executive Officer from 1973 to 2000 and from February 2002 to August 2003. Mr. Gordon is Chairman of the Board of Directors of the Lahey Clinic. Mr. Gordon has been the Chief Executive Officer of Neurologica Corporation since February 2004. Neurologica develops and manufactures imaging equipment for neurological scanning applications.
      John A. Tarello retired from Analogic in November 1999. Mr. Tarello has been the Chairman of the Board of Directors of the Company since April 2004. Mr. Tarello was the Company’s Controller from May 1970 through July 1982, a Vice President of the Company from 1971 to 1980, a Senior Vice President from 1980 to 1999, and Treasurer from 1985 to 1999.
      M. Ross Brown retired from Analogic in November 1999. Mr. Brown joined the Company in August 1984 and was responsible for managing its manufacturing operations. He was elected a Vice President in October 1984.

      Edward F. Voboril has been President and CEO of Wilson Greatbatch Technologies of Clarence, New York since December 1990. He was elected Chairman of the Board of that company in 1997. Wilson Greatbatch Technologies is a developer and manufacturer of power sources, wet tantalum capacitors, and precision engineered components and sub-assemblies used in implantable medical devices.
      Dr. Gerald L. Wilson is the former Dean of the School of Engineering at Massachusetts Institute of Technology, (“MIT”), and the Vannevar Bush Professor of Engineering at MIT. Dr. Wilson has served on MIT’s faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. He is a trustee of NSTAR Corporation and a director of Evergreen Solar, Inc.
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
      James J. Judge has been Chief Financial Officer and Treasurer of NSTAR Corporation since 1999. Prior to 1999 he held a number of executive positions at BEC Energy/ Boston Edison.
      John W. Wood Jr. joined the Company as President in April 2003, was appointed Chief Executive Officer in August 2003 and elected a director of the Company in January 2004. Mr. Wood was self-employed as a consultant from 2001 to 2003. He served as President of Peek Ltd., a developer and supplier of electronics for traffic and transport and a division of Thermo Electron Corporation, from 1998 to 2001, and as a Senior Vice President of Thermo Electron Corporation, a developer and manufacturer of high-tech instruments in the life sciences and other industries, from 1995 to 1998. Prior to that he served for a number of years as President and Chief Executive Officer of Thermedics, a manufacturer of detection instruments for security and quality assurance applications and biomedical materials and products, a subsidiary of Thermo Electron Corporation.
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
      Alex A. Van Adzin joined the Company as Vice President, General Counsel, and Secretary in October 2003. Mr. Van Adzin was engaged in private legal practice from 2002 to October 2003. Mr. Van Adzin was Senior Vice President, General Counsel, and Secretary at ManagedComp, Inc., a managed care workers’ compensation company, from 2001 to 2002. Prior to that, he was Corporate Counsel at the Liberty Mutual Group, a diversified financial services company, from 1996 to 2001. Before joining Liberty Mutual Group, Mr. Van Adzin was Vice President and Corporate Counsel at Abex Inc., a diversified aerospace and automotive products company, from 1990 to 1995.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of a registered class of its equity securities to file with the SEC initial reports of ownership of the Company equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of copies of such filings by our directors and executive officers and 10% shareholders or written representation from certain of those persons, the Company believes that all filings required to be made by those persons during the fiscal year ended July 31, 2005 were timely made.
Audit Committee
      The Company has an audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Company’s Audit Committee are Edward F. Voboril, Chairman, James J. Judge, Bruce W. Steinhauer, and Gerald L. Wilson. The Board of Directors has determined that all of the members of the Audit Committee are independent as defined under applicable NASDAQ rules and Rule 10A-3 under the Exchange Act.
Audit Committee Financial Expert
      The Company has determined that it has at least one “audit committee financial expert” (as defined in Item 401(h)(2) of Regulation S-K) on the Audit Committee of the Board of Directors, Edward F. Voboril. Mr. Voboril is “independent” as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
Code of Ethics
      The Company has adopted a code of ethics within the meaning of Item 406 of Regulation S-K. A copy of the Company’s Code of Ethics may be obtained without charge upon written request to: Analogic Corporation, 8 Centennial Drive, Peabody, Massachusetts 01960, Attn: Secretary.
Recommendation of Nominees to Board of Directors
      There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the publication of those procedures in the Company’s Proxy Statement dated February 25, 2005 for its 2005 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
      The following table sets forth certain compensation information for each person who served as Chief Executive Officer during fiscal 2005 and each of the other executive officers of the Company in fiscal 2005 (collectively the “Named Executive Officers”) for services rendered in all capacities for the last three fiscal years.

					Long-Term Compensation
		Annual Compensation
					Restricted	Securities
	Fiscal			Total Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonuses	Compensation	Awards(A)(B)	Options(C)	Compensation(D)

John W. Wood Jr.(1)	2005	$406,000	—	$406,000	—	—	$900
President and Chief	2004	406,000	$150,000	556,000	—	—	—
Executive Officer	2003	124,900	—	124,900	$1,880,000	15,000	—
John J. Millerick	2005	$250,000	$55,000	$305,000	—	—	$900
Senior Vice President,	2004	253,500	25,000	278,500	$279,200	—	3,700
Chief Financial Officer	2003	240,000	30,000	270,000	175,000	—	—
And Treasurer
Alex Van Adzin(2)	2005	$190,000	$55,000	$245,000	$82,640	2,000	$600
Vice President, General	2004	146,200	—	146,200	209,400	5,000	—
Counsel, and Secretary	2003	—	—	—	—	—	—

      Notes to Summary Compensation Table

(1)	Mr. Wood Jr. joined the Company as President in April 2003 and was appointed Chief Executive Officer in August 2003.

(2)	Mr. Van Adzin joined the Company in October 2003.

(A)	Represents stock grants under the Company’s Key Employee Stock Bonus Plans, pursuant to which Common Stock of the Company may be granted to key employees to encourage them to exert their best efforts on behalf of the Company. Each recipient of the Common Stock pursuant to the Bonus Plan is required to execute a non-competition agreement in a form satisfactory to the Company. The Bonus Plan is administered by a committee appointed by the Board of Directors consisting of the Chairman of the Board and three other Directors who are not eligible to participate in the Bonus Plan. Generally, the Common Stock granted pursuant to the Bonus Plan is not transferable for a period of three years from the date of the grant and is subject to a risk of forfeiture in the event that the recipient leaves the employ of the Company during this period for any reason. Generally, the transfer restrictions will lapse in four equal installments beginning in the third year from the date of grant, provided that the recipient remains in the employ of the Company. Failure to remain in the Company’s employ during all of the subsequent three-year period will result in a forfeiture of shares as to which restrictions on disposition still exist. The Common Stock granted pursuant to the Bonus Plan is held in escrow by the Company until such restrictions on disposition lapse. However, while in escrow, the recipient has the right to vote such shares of Common Stock and to receive any cash dividends thereon. The Board of Directors, acting upon the recommendation of the Stock Bonus Plan Committee, may at the time of grant designate a different schedule upon which the transfer restrictions lapse.

(B)	The following table reflects stock bonus awards for which transfer restrictions had not yet lapsed as of July 31, 2005.

		Market Value at
	Shares	Date of Grant

John W. Wood Jr.	30,000	$1,410,000
John J. Millerick	15,000	634,747
Alex A. Van Adzin	7,000	292,040

(C)	Represents options granted pursuant to the Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended on October 12, 2000 and November 16, 2001.

(D)	Represents profit sharing distribution.

Stock Option Grants in Last Fiscal Year
      The following table sets forth information concerning individual grants of options to purchase the Company’s Common Stock made during fiscal year 2005 to the Named Executive Officers. Amounts described in the following table under the heading “Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term” represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend upon the future performance of Common Stock and the date on which the options are exercised.

	Individual Grants					Potential Realizable
Value at Assumed
	Number of		Percent of			Annual Rates of
	Securities		Total Options			Stock Price
	Underlying		Granted to			Appreciation for
	Options		Employees in	Exercise		Option Term
	Granted		Fiscal Year	Price	Expiration
Name	(#)		(%)	($/share)	Date	5% ($)	10% ($)

John W. Wood, Jr.	—		—	—	—	—	—
John J. Millerick	—		—	—	—	—	—
Alex A. Van Adzin	2,000	(1)	2%	$41.32	10/8/2011	$34,000	$78,000

(1)	These options will become exercisable in four equal (25%) annual installments with the first installment becoming exercisable two years from the date of the grant which was October 8, 2004. Unexercised options expire seven years from the date of the grant.
Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth certain information regarding stock options exercised during fiscal year 2005 and held by Named Executive Officers as of July 31, 2005.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Number of		Options at Fiscal Year End		at Fiscal Year End(1)
	Shares Acquired	Value
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John W. Wood, Jr.	—	—	3,750	11,250	$16,388	$49,162
John J. Millerick	10,000	$145,600	7,501	2,499	61,846	20,604
Alex A. Van Adzin	—	—	—	7,000	—	62,800

(1)	The value of in-the-money options at year-end represents the aggregate difference between the option exercise price and the market value of the common stock at July 31, 2005. “In-the-money” options are options whose exercise price was less than $51.37, the closing price of the Common Stock on July 29, 2005, the last day the Common Stock traded in fiscal 2005.
Compensation of Directors
      The Chairman of the Board is entitled to receive a monthly fee of $5,000. Each director who is not an employee of the Company is entitled to an annual fee of $15,000. In addition, each director who is not an employee of the Company is entitled to a fee of $1,500 per meeting for each meeting of the board or any board committee attended in person, or a fee of $1,000 per meeting for each meeting of the board or any board committee attended by telephone, together with reimbursement of travel expenses under certain circumstances. In addition, each director who serves as a chairman of a committee and is not an employee of the Company is entitled to an annual fee of $3,000.
      During fiscal 2005, the Company paid to M. Ross Brown, a director of the Company, a total of $21,500 in consulting fees for services rendered in connection with the Hotel renovations, real estate transactions and assistance in certain operational matters.

      During fiscal 2005, the Company paid to Bernard M. Gordon and John A. Tarello, both directors of the Company, $75,000 and $10,000, respectively, for their assistance with certain business matters.
      In June 1996, the Board of Directors adopted and the stockholders approved at the January 1997 Annual Meeting of Stockholders, the 1997 Non-Qualified Stock Option Plan for non-employee directors, as amended by the Board on December 8, 2003 and approved by the Stockholders at the January 2004 Annual Meeting (the “1997 Plan”). Pursuant to the 1997 Plan, options to purchase 150,000 shares of Common Stock may be granted only to directors of the Company or any subsidiary who are not employees of the Company or any subsidiary. The exercise price of options granted under the 1997 Plan is the fair market value of the Common Stock on the date of grant. The 1997 Plan provides that each new non-employee director who is elected to the Board shall be granted an option to acquire 5,000 shares, effective as of the date he or she is first elected to the Board.
      Every four (4) years from the date on which a non-employee director was last granted a non-employee director option, that non-employee director shall be granted an option to acquire 5,000 shares, effective as of the date of that fourth anniversary.
      Options granted under the 1997 Plan become exercisable in three equal annual installments on each of the first three anniversaries of the date of grant, and expire 10 years after the date of grant. There were 10,000 options granted under this plan in fiscal 2005 with a weighted average exercise price of $41.92.
      The 1997 Plan is administered by members of the Company’s Board of Directors.
Compensation Committee Interlocks and Insider Participation
      The members of the Compensation Committee of the Company’s Board of Directors during fiscal 2005 were Dr. Wilson, Chairman, Dr. Modic, Mr. Tarello, Dr. Steinhauer and Mr. Voboril. Mr. Tarello was an officer of the Company from 1971 to 1999. No executive officer of the Company has served as a director or member of the Compensation Committee of any other company whose executive officers serve as a member of the Company’s Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth information as to all persons (including any “group”, as defined in section 13(d)(3) of the Exchange Act) known by the Company to have owned beneficially 5% or more of its Common Stock, as of August 31, 2005:

	Amount and Nature of	Percent
Name and Address	Beneficial Ownership	of Class

T. Rowe Price Associates, Inc.	1,150,680 shares(1)	8.3%
100 East Pratt Street Baltimore, MD 21202
Oppenheimer Funds, Inc.	729,800 shares(1)	5.3%
2 World Financial Center 11th Floor New York, NY 10281-1008

(1)	The Company has been advised by T. Rowe Price Associates, Inc. and Oppenheimer Funds, Inc, that in their capacity as investment advisors, each is a deemed beneficial owner of the Company’s Common Stock on August 31, 2005, in the amount indicated next to each name, respectively.

      The following table sets forth information as to ownership of the Company’s Common Stock, by its Directors, by each of its Named Executive Officers and by all directors and current executive officers as a group, as of August 31, 2005:

Bernard M. Gordon	494,274 shares	(2)	3.6%
John W. Wood Jr.	48,750 shares	(3)	*
John A. Tarello	6,667 shares	(4)	*
M. Ross Brown	1,667 shares	(5)	*
Edward F. Voboril	11,667 shares	(6)	*
Gerald L. Wilson	4,667 shares	(7)	*
Bruce W. Steinhauer	11,667 shares	(8)	*
Michael T. Modic	5,000 shares	(9)	*
James J. Judge	-0- shares		*
John J. Millerick	22,501 shares	(10)	*
Alex A. Van Adzin	8,250 shares	(11)	*
All directors and current executive officers as a group (11 persons)	615,110 shares	(12)	4.5%

*	Represents less than 1% ownership

(1)	The amounts shown are based upon information furnished by the individual directors and officers. Unless otherwise noted, the beneficial owners have sole voting and investment power with respect to the shares listed.

(2)	Mr. Gordon serves as Co-Trustee of the Bernard Gordon Charitable Remainder Unitrust (the “Trust”). The Trustees have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to The Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 14 Electronics Ave., Danvers, Massachusetts. The total shares reported above include 15,623 shares owned by The Gordon Foundation and 1,667 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005.

(3)	Includes 30,000 shares of restricted stock and 3,750 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005.

(4)	Includes 6,667 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005.

(5)	Includes 1,667 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005.

(6)	Includes 11,667 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005.

(7)	Includes 1,667 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005.

(8)	Includes 11,667 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005.

(9)	Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005 and 5,000 shares of restricted stock.

(10)	Includes of 7,501 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005 and 15,000 shares of restricted stock.

(11)	Includes 1,250 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005 and 7,000 shares of restricted stock.

(12)	Includes 52,503 shares issuable upon exercise of options exercisable within 60 days of August 31, 2005.

      The following table provides information about the shares of Common Stock authorized for issuance under the Company’s equity compensation plans as of July 31, 2005:
Equity Compensation Plan Information

			(c)
			Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	678,324	$41.71	880,028	(1)
Equity compensation plans not approved by security holders	0	NA	0

Total	678,324	$41.71	880,028	(1)

(1)	Includes 499,403 shares issuable under the Company’s Employee Stock Purchase Plan in connection with current and future offering periods under that plan.

Item 13.	Certain Relationships and Related Transactions
      During fiscal 2005, the Company received approximately $80,000 from Neurologica Corporation, of which Bernard M. Gordon, a member of the Board of Directors of the Company, is the Chief Executive Officer, primarily related to certain contract manufacturing activities.

Item 14.	Principal Accountant Fees and Services
      The following table summarizes the fees billed to the Company by its independent registered public accounting firm:

	Fiscal 2005	Fiscal 2004

	(In thousands)	(In thousands)
Audit Fees(a)	$2,550	$1,029
Audit-Related Fees(b)	17	22
Tax Fees(c)	377	500
All Other Fees(d)	—	—

	$2,944	$1,551

(a)	Fees for audit services billed related to fiscal 2005 consisted substantially of the following:

•	Audit of the Company’s July 31, 2005 annual financial statements

•	Reviews of the Company’s quarterly financial statements in fiscal 2005

•	Internal control attestation procedures as required by the Sarbanes-Oxley Act of 2002, Section 404.
          Fees for audit services billed related to fiscal 2004 consisted substantially of the following:

•	Audit of the Company’s July 31, 2004 annual financial statements

•	Reviews of the Company’s quarterly financial statements in fiscal 2004

•	Audits related to the restatement of the Company’s financial statements

•	Internal control attestation procedures as required by the Sarbanes-Oxley Act of 2002, Section 404 prior to the delay in effective date for the Company

(b)	Fees for audit-related services billed related to fiscal 2005 and 2004 consisted of the following:

•	Filing of SEC Form S-8

•	Audits of benefit plans

(c)	Fees for tax services billed in fiscal 2005 and 2004 consisted substantially of tax compliance and tax planning and advice in relation to:

•	U.S. and foreign tax compliance

•	Tax planning and advice services relating to international restructuring plan

(d)	The Company did not incur any other fees in fiscal 2005 and 2004.
      The fees related to the services above were approved by the Audit Committee.
      The Audit Committee has adopted a policy in its charter to pre-approve all services (audit and non-audit) to be provided to the Company by its independent registered public accounting firm, except that de minimis non-audit services may be approved in accordance with applicable SEC rules, including paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. In considering the nature of the services provided by the independent registered public accounting firm, during fiscal 2005 and 2004 the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Company management and the independent registered public accounting firm to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by of the SEC and the American Institute of Certified Public Accountants. None of the services above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page
			Number

(a)	1.	Financial Statements
		Report of Independent Registered Public Accounting Firm	39-40
		Consolidated Balance Sheets at July 31, 2005 and 2004	41
		Consolidated Statements of Operations for the years ended July 31, 2005, 2004 and 2003	42
		Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2005, 2004 and 2003	43
		Consolidated Statements of Cash Flows for the years ended July 31, 2005, 2004 and 2003	44
		Notes to Consolidated Financial Statements	45-73
	2.	Financial Statement Schedule II. — Valuation and Qualifying Accounts	74
		Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto
	3.	Exhibits — See Index to Exhibits	75-76

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Analogic Corporation

By	/s/ John W. Wood Jr.

John W. Wood Jr.
President and Chief Executive Officer
Date: October 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John W. Wood Jr. John W. Wood Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	October 14, 2005

/s/ John J. Millerick John J. Millerick	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 14, 2005

/s/ John A. Tarello John A. Tarello	Chairman of the Board	October 14, 2005

/s/ M. Ross Brown M. Ross Brown	Director	October 14, 2005

/s/ Bernard M. Gordon Bernard M. Gordon	Director	October 14, 2005

/s/ James J. Judge James J. Judge	Director	October 14, 2005

/s/ Michael T. Modic Michael T. Modic	Director	October 14, 2005

/s/ Bruce W. Steinhauer Bruce W. Steinhauer	Director	October 14, 2005

/s/ Edward F. Voboril Edward F. Voboril	Director	October 14, 2005

/s/ Gerald L. Wilson Gerald L. Wilson	Director	October 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and
Stockholders of Analogic Corporation:
      We have completed an integrated audit of Analogic Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Analogic Corporation did not maintain effective internal control over financial reporting as of July 31, 2005, because the Company did not maintain effective controls over the completeness and accuracy of software revenue and the related deferred revenue at its wholly-owned subsidiary, Camtronics Medical Systems, Ltd., based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets the could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of July 31, 2005, the Company did not maintain effective controls over software revenue and related deferred revenue. Specifically, the Company’s review and approval controls over the completeness and accuracy of revenue and deferred revenue under multiple-element software arrangements at its wholly-owned subsidiary Camtronics Medical Systems, Ltd. were ineffective to ensure revenues were recorded in the correct period. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 annual and interim financial statements, the restatement of the 2004 fiscal year interim financial statements for each of the first three quarters and an audit adjustments to the 2005 annual financial statements. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Analogic Corporation did not maintain effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Analogic Corporation has not maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
October 13, 2005

ANALOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$208,116	$149,549
Marketable securities, at fair value	12,338	27,088
Accounts and notes receivable, net of allowance for doubtful accounts of $2,295 in 2005, and $2,493 in 2004	55,888	54,483
Accounts receivable from affiliates, net	725	1,015
Inventories	70,026	65,952
Costs related to deferred revenue	13,071	12,723
Refundable and deferred income taxes	14,928	10,861
Other current assets	7,380	6,450

Total current assets	382,472	328,121

Property, plant and equipment, net	87,554	91,077
Investments in and advances to affiliated companies	983	10,967
Capitalized software, net	12,511	9,502
Goodwill	746	1,565
Intangible assets, net	4,971	9,223
Costs related to deferred revenue	—	219
Other assets	5,579	1,397
Deferred income taxes	1,889	751

Total Assets	$496,705	$452,822

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$42	$785
Obligations under capital leases	104	177
Accounts payable, trade	22,532	21,707
Accrued liabilities	22,444	21,380
Deferred revenue	28,486	26,281
Advanced payments	10,223	6,125
Accrued income taxes	11,167	5,791

Total current liabilities	94,998	82,246

Long-term liabilities:
Obligations under capital leases	58	155
Deferred revenue	295	1,459
Deferred income taxes	1,764	1,561

Total long-term liabilities	2,117	3,175

Commitments and guarantees (Note 11)
Stockholders’ equity:
Common stock, $.05 par value; 30,000,000 shares authorized; 13,804,064 shares issued and outstanding as of July 31, 2005; 13,666,792 shares issued and outstanding as of July 31, 2004	715	713
Capital in excess of par value	52,793	47,257
Retained earnings	348,499	324,025
Accumulated other comprehensive income	3,319	2,141
Unearned compensation	(5,736)	(6,735)

Total stockholders’ equity	399,590	367,401

Total Liabilities and Stockholders’ Equity	$496,705	$452,822

The accompanying notes are an integral part of these consolidated financial statements

ANALOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended July 31,

	2005	2004	2003

Net revenue:
Product	$336,249	$327,129	$442,431
Engineering	19,168	20,081	20,856
Other	9,154	8,347	8,410

Total net revenue	364,571	355,557	471,697

Cost of sales:
Product	202,623	195,920	256,294
Engineering	16,659	13,487	14,897
Other	5,266	4,863	4,738

Total cost of sales	224,548	214,270	275,929

Gross margin	140,023	141,287	195,768

Operating expenses:
Research and product development	57,976	58,673	55,099
Selling and marketing	37,819	37,025	34,866
General and administrative	43,646	39,200	34,971
Asset impairment charges	6,599	—	—

	146,040	134,898	124,936

Income (loss) from operations	(6,017)	6,389	70,832

Other (income) expense:
Interest income	(5,243)	(3,669)	(5,035)
Interest expense	54	294	360
Equity (gain) loss in unconsolidated affiliates	(262)	(577)	3,506
Gain on sale of marketable securities	(43,829)	—	—
Other	(8)	240	(5,756)

Total other (income) expense	(49,288)	(3,712)	(6,925)

Income before income taxes	43,271	10,101	77,757
Provision for income taxes	14,409	1,747	28,226

Net income	$28,862	$8,354	$49,531

Net income per common share:
Basic	$2.13	$0.62	$3.74
Diluted	2.12	0.62	3.70
Weighted-average shares outstanding:
Basic	13,566	13,463	13,251
Diluted	13,619	13,519	13,394
The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2005, 2004, 2003
(In thousands, except share data)

							Accumulated
	Common Stock		Capital in	Treasury Stock			Other		Total
			Excess of			Retained	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Par Value	Shares	Amount	Earnings	Income	Compensation	Equity

Balance, July 31, 2002	14,126,202	$706	$39,379	(855,154)	$(8,313)	$274,757	$(320)	$(4,209)	$302,000
Shares issued for:
Stock options			3,661	149,730	1,451				5,112
Grants, net of cancellations	65,834	4	2,951	(4,500)				(2,953)	2
Stock purchase plan			280	8,768	85				365
Tax benefit of disqualifying dispositions			958						958
Amortization of unearned compensation								1,476	1,476
Dividends paid ($0.32 per share)						(4,275)			(4,275)
Comprehensive income:
Net income for the year						49,531			49,531
Translation adjustments (net of tax of $932)							1,416		1,416
Change in unrealized marketable securities gains and losses (net of tax of $254)							(387)		(387)

Total Comprehensive Income									50,560

Balance, July 31, 2003	14,192,036	710	47,229	(701,156)	(6,777)	320,013	709	(5,686)	356,198
Shares issued for:
Stock options	95,507		3,404						3,404
Grants, net of cancellations	64,666	3	2,698					(2,701)
Stock purchase plan	15,739		537						537
Elimination of treasury stock	(701,156)		(6,777)	701,156	6,777
Tax benefit of disqualifying dispositions			166						166
Amortization of unearned compensation								1,652	1,652
Dividends paid ($0.32 per share)						(4,342)			(4,342)
Comprehensive income:
Net income for the year						8,354			8,354
Translation adjustments (net of tax of $1,295)							1,977		1,977
Change in unrealized marketable securities gains and losses (net of tax of $357)							(545)		(545)

Total Comprehensive Income									9,786

Balance, July 31, 2004	13,666,792	713	47,257	—	—	324,025	2,141	(6,735)	367,401
Shares issued for:
Stock options	102,350		3,774						3,774
Grants, net of cancellations	21,554	2	914					(916)
Stock purchase plan	13,368		465						465
Tax benefit of disqualifying dispositions			383						383
Amortization of unearned compensation								1,915	1,915
Dividends paid ($0.32 per share)						(4,388)			(4,388)
Comprehensive income:
Net income for the year						28,862			28,862
Translation adjustments (net of tax of $1,039)							1,477		1,477
Change in unrealized marketable securities gains and losses (net of tax of $196)							(299)		(299)

Total Comprehensive Income									30,040

Balance, July 31, 2005	13,804,064	$715	$52,793	—	—	$348,499	$3,319	$(5,736)	$399,590

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,

	2005	2004	2003

OPERATING ACTIVITIES:
Net income	$28,862	$8,354	$49,531
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,466)	397	(106)
Depreciation and amortization	20,513	20,830	19,149
Allowance for doubtful accounts and notes receivables	432	110	3,908
Asset impairment charges	6,599	—	—
(Gain) loss on sale of property, plant and equipment	99	400	(1,561)
Equity (gain) loss in unconsolidated affiliates	(262)	(577)	3,506
Equity loss in unconsolidated affiliates classified as research and product development expense	759	3,386	818
Gain on sale of Cedara investment	(43,829)	—	—
Non-cash compensation from stock grants	1,915	1,652	1,476
Net changes in operating assets and liabilities (Note 19)	681	(1,360)	(41,358)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,303	33,192	35,363

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(2,326)	(19)	(6,035)
Return of investment from affiliated company	—	—	516
Acquisition of businesses, net of cash acquired	—	—	(2,851)
Acquisition of assets	—	(1,750)	(9,899)
Proceeds from the sale of Cedara investment	50,752	—	—
Additions to property, plant and equipment	(11,043)	(21,924)	(16,388)
Capitalized software	(5,122)	(4,832)	(3,582)
Proceeds from sale of property, plant and equipment	129	182	3,285
Maturities of marketable securities	14,255	13,165	16,825

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	46,645	(15,178)	(18,129)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(743)	(5,100)	(453)
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	4,239	3,941	5,479
Dividends paid to shareholders	(4,388)	(4,342)	(4,275)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(892)	(5,501)	751

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(489)	230	(4,347)

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,567	12,743	13,638

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	149,549	136,806	123,168

CASH AND CASH EQUIVALENTS, END OF YEAR	$208,116	$149,549	$136,806

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$13,033	$2,835	$27,215
Cash paid during the year for interest	54	294	308
The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

1.	Summary of business operations and significant accounting policies:
Business operations:
      Analogic Corporation was incorporated in the Commonwealth of Massachusetts in November 1967. Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture and sale of high technology, high performance, high-precision data acquisition, conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for medical and industrial use. Analogic is a leading designer and manufacturer of advanced health and security systems and subsystems sold primarily to Original Equipment Manufactures (“OEMs”). Analogic’s principal customers are OEMs that incorporate Analogic’s state-of-the-art products into systems used in health and security applications. Several of Analogic’s subsidiaries and divisions sell products under their own names directly to niche end-user markets.
Significant accounting policies:
(a) Principles of consolidation:
      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Investments in companies in which ownership interests range from 11 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All intercompany accounts and transactions have been eliminated.
(b) Basis of presentation:
      Certain prior years’ financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications did not impact net income.
(c) Inventories:
      The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycle, and changes in technology. A variety of methodologies are used to determine the amount of inventory write-downs necessary for excess and obsolete inventory. The write-downs are based upon the age of the inventory, lower of cost or market, along with other significant management judgments concerning future demands for the inventory
(d) Property, plant and equipment:
      Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Statements of Operations. Expenditures for maintenance and repairs are charged to expense when incurred while the costs of significant improvements, which extend the life of the underlying asset, are capitalized.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
      The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings	35 to 40 years
Property under capital lease	2 to 5 years
Manufacturing equipment	4 to 7 years
Furniture, fixtures and computer equipment	3 to 8 years
Leasehold improvements	shorter of useful life or the lease term
Motor vehicles	3 to 5 years
(e) Revenue recognition and accounts receivable:

The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance, provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves the Company’s facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at the shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer. The Company classifies shipping and handling costs in cost of sales.

The Company’s transactions sometimes involve multiple elements (i.e., systems and services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at the time of delivery. If the arrangement has an undelivered element, the Company ensures that they have objective and reliable evidence of the fair value of the undelivered element. Fair value is determined based upon the price charged when the element is sold separately. Maintenance or service revenues are recognized ratably over the life of the contracts.

For business units that sell software licenses or products in which the software is considered more than incidental, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regards to installation or implementation remain, fees are fixed or determinable, collectibility is probable, and customer acceptance, when applicable, is obtained. We allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contracted maintenance term.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)

As it relates to services, Camtronics may also provide services that vary depending on the scope and complexity requested by the customer. Examples of such services include additional database consulting, system configuration, project management, interfacing to existing systems, and network consulting. Services generally are not deemed to be essential to the functionality of the software. If Camtronics has VSOE for the services, the timing of the software license revenue is not impacted. If the Company does have VSOE, service revenue is recognized as the services are performed. Camtronics commonly performs services for which the Company does not have VSOE; accordingly, the software license revenue is deferred until the services are completed.

The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with a fixed fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately.

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
      The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations of its customers’ financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.
(f) Capitalized software costs:
      Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense was $1,350, $1,801 and $1,813 in fiscal 2005, 2004 and 2003, respectively and is included in product cost of sales. The unamortized balance of capitalized software was $12,511 and $9,502 at July 31, 2005 and 2004, respectively.
(g) Warranty costs:
      The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product quality programs and processes, its warranty obligations are affected by product failure rates and service delivery costs incurred to correct product failures. Should actual product failure rates or service delivery costs differ from the Company’s estimates, (which are based on specific warranty claims, historical data, and engineering estimates, where applicable), revisions to the estimated warranty liability would be required. Such revisions could adversely affect the Company’s operating results. Generally, the Company warrants that its products will perform in all material respects in accordance

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
with its standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 24 months from the date of delivery.
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
(k) Cash and cash equivalents:
      The Company considers all highly liquid investments with a maturity of six months or less at acquisition date to be cash equivalents. Cash equivalents, primarily in short term investments, amounted to $158,116 and $149,549 at July 31, 2005 and 2004, respectively.
(l) Concentration of credit risk:
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains a bond investment portfolio of various types and maturities with high credit quality issuers. Cash and cash equivalents not required for working capital purposes are placed in short term investments with original maturities for six months or less. The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations on its customers’ financial condition.
(m) Marketable securities:
      The Company’s marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized marketable securities gains and losses are reflected as a net amount under the caption of accumulated other comprehensive income within the statement of stockholders’ equity. Realized

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
gains and losses are recorded within the statements of operations under the caption other income or expenses. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.
(n) New accounting pronouncements:
      In June 2005, Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal years beginning after May 31, 2005. The adoption of FAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations
      On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal years beginning after June 15, 2005. The Company adopted SFAS 123(R) on August 1, 2005, the commencement of its first quarter of fiscal 2006.
      The Company adopted the “modified prospective” transition method in which awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.
      In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R). In particular, SAB 107 provides supplemental implementation guidance on SFAS 123(R), including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion of an Analysis and several other issues. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).
      In May 2005, the FASB issued the FASB Staff Positions (FSP) EITF 00-19-1, “Application of EITF No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation”. This FSP clarifies that a requirement to deliver registered shares, in and of itself, will not result in a liability classification for freestanding financial instruments originally issued as employee compensation. The adoption of FSP EITF No. 00-19-1 will not have a material impact on the Company’s financial position or results of operation.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
      In December 2004, the FASB issued Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS 151 was issued. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 treats the deduction as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in the Company’s tax return. The Company is currently evaluating the impact the AJCA will have on its results of operations and financial position. The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations. Based on the Company’s analysis this provision of the AJCA will not produce a benefit to the Company.
      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment.” (“EITF 03-01”). EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01; however, the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on the Company’s financial position or results of operations.
(o) Use of estimates:
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable; provisions for inventory to reflect net realizable value; estimates of percentage of completion of contracts; estimates of fair value for investments in privately held companies; goodwill and intangible assets; valuation allowances against deferred tax assets; and accruals for product warranty, other liabilities, and income taxes. Actual results could differ from those estimates.

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
      As permitted by SFAS 148 and SFAS 123, the Company continued to apply the accounting provisions of the Accounting Principle Board APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plans, until SFAS 123R was adopted on August 1, 2005.
      As permitted under current accounting standards, no compensation cost was recognized in the Consolidated Statements of Operations for the Company’s stock option plans as the option exercise price was equal to the fair market value of common stock at date of grant. Had compensation cost for the Company’s stock-based compensation plans been recorded and applied in accordance with SFAS 123, Accounting for Stock-Based Compensation, and recognized ratably over the options’ vesting periods, the Company’s pro-forma information would have been as follows:

	Twelve Months Ended July 31,

	2005	2004	2003

Net income, as reported	$28,862	$8,354	$49,531
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	1,137	1,366	937
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,795)	(4,029)	(3,724)

Pro forma net income	$26,204	$5,691	$46,744

Earnings per share:
Basic, as reported	$2.13	$0.62	$3.74

Basic, pro forma	$1.93	$0.42	$3.53

Diluted, as reported	$2.12	$0.62	$3.70

Diluted, pro forma	$1.92	$0.42	$3.49

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
(r) Fair value of financial instruments:
      The carrying amounts of cash, cash equivalents, receivables, and notes payable approximate fair value. The fair values of marketable securities are estimated based on quoted market price for these securities.

(s)	Impairment of long-lived assets:
      The Company evaluates the recoverability of its long-lived assets, in accordance with Statement of Financial Accounting Standards No. 144, (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The Company reviews long-lived assets for impairment annually in the first quarter of each fiscal year or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset.

(t)	Segment information:
      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of three reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Camtronics for information management systems for the cardiology market; and B-K Medical for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems.

(u)	Translation of foreign currencies:
      The assets and liabilities of the Company’s foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow), excluding long-term intercompany receivables and investments, are included in operations in the period in which they occur. Foreign exchange transaction gains and losses are included in the results of operations in other income, net. The Company had foreign exchange gains totaling $83 in fiscal 2005, foreign exchange losses totaling $147 in fiscal 2004, and foreign exchange gains totaling $3,941 in fiscal 2003.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)

2.	Assets impairment charges:
      During fiscal 2005, the Company recorded asset impairment charges as an operating expense in the Company’s Consolidated Statements of Operations as follows:

Twelve Months Ended
July 31, 2005

Medical Technology Products:
Medical Imaging Products:
Investment in PhotoDetection Systems Inc.	$2,160
Capitalized software	479
Intangible asset related to a manufacturing license	361

3,000

Camtronics:
Goodwill	$434
Intangible asset	1,535
Investment in CardioWorks, Inc.	1,630

3,599

Total	$6,599

      There were no asset impairment charges recorded in the twelve months ended July 31, 2004 and 2003.

Investment in PhotoDetection Systems Inc.
      On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Positron Emission Tomography, a rapidly growing medical diagnostic imaging modality. The Company accounted for this investment under the equity method due to the Company’s ability to exercise significant influence over PDS’s operating and financial policies and since its investment in PDS was not in the form of common stock. Effective with the second quarter of fiscal 2005, the Company changed the accounting method for its investment in PDS from the equity method to the cost method of accounting in accordance with EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF 02-14”). Subsequently, the Company reviewed this investment for other-than-temporary impairment in accordance with Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Security” (“FAS 115”). The Company determined that as of July 31, 2005, its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $2,160 in fiscal 2005. At July 31, 2005, the Company’s investment in PDS was recorded, net of impairment charges, at $0 value. Prior to the effective date of the EITF 02-14, the Company recorded its share of PDS losses of $759 as research and product development expenses in fiscal 2005.

Capitalized software
      The Company had capitalized $479 in software development costs related to a Medical Imaging project. In fiscal 2005, the Company determined that this project did not meet anticipated future market requirements and decided to focus its effort on other existing development projects. As a result, the Company has recorded an impairment charge of $479 which represents the total amount capitalized by the Company for this project.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)

Intangible asset related to a manufacturing license
      On January 24, 2003, the Company purchased a manufacturing license for $500 which would allow the Company to utilize mobile portable x-ray technology. In fiscal 2005, management decided to no longer pursue their research and development efforts in this area due to limited resources. Accordingly, the Company has put this project on hold and is uncertain as to whether the Company will be able to utilize this technology in the future. The Company had been amortizing the cost of the license over a five year period. The Company has determined that this intangible asset is impaired and has recorded an impairment charge of $361 in fiscal 2005.

Goodwill
      On November 6, 2002, the Company’s wholly-owned subsidiary Camtronics purchased the stock of VMI Medical, Inc. (“VMI”) for $2,000 and future consideration which was based on VMI achieving certain performance criteria over specified periods. Total goodwill associated with this acquisition was $819 at July 31, 2004. In fiscal 2005, the Company decided not to make the required significant additional investment in research and development in order for the reporting unit to realize the potential market opportunities. Due to the changes in circumstance, the Company performed an impairment test of the Company’s goodwill in accordance to Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in the third quarter of fiscal 2005. The estimated fair value of the reporting unit was less than the book value of its assets and the Company recorded an impairment charge of $434 in fiscal 2005 and a related balance sheet reclass to reduce goodwill and accrued liabilities for the unpaid contingent consideration which was no longer owed.

Intangible asset
      Camtronics acquired the software technology product line of Echo IMS and Cardio IMS on November 6, 2002, in conjunction with the acquisition of VMI. These software technology products are currently utilized in the pediatric market. During the initial budgeting process for fiscal year 2006, which the Company initiated in April 2005, it became apparent to Camtronics that the market penetration for these software technology products had been less than anticipated due to the limited number of pediatric hospitals able to make the capital investment needed to implement these products. Also, Camtronics determined that significant additional investment would be required to complete the development efforts on these products. As a result, the Company performed an assessment of the recoverability of Camtronics’ long lived assets related to the acquired software technology products of Echo IMS. The Company evaluated the future undiscounted cash flows attributable to these software technology products with the net fair book value exceeding the estimated future undiscounted cash flows. Camtronics recorded an asset impairment charge of $1,535 related to the acquired software technology products of Echo IMS and Cardio IMS in fiscal 2005, leaving a balance of zero as of July 31, 2005.

Investment in CardioWorks, Inc.
      On August 30, 2001, Camtronics invested $2,000 in CardioWorks, Inc. (“CardioWorks”) in exchange for a 15% equity position and a seat on the Board of Directors. The Company accounted for this investment under the equity method due to the Company’s ability to exercise significant influence over operating and financial policies. CardioWorks used the Company’s investment proceeds to establish the technical framework to perform clinical data research analysis on treatment protocols and outcomes in order to create revenue generating opportunities from pharmaceutical and device manufactures. Due to delays in the availability of the front end data collection software, CardioWorks has experienced delays in bringing their product to market and had expended the majority of their working capital. Based upon the uncertainty of CardioWorks funding

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
their working capital needs as well as the inability of the Company to recover its investment, the Company determined that its investment in CardioWorks was impaired. Accordingly, the Company recorded an impairment charge of $1,630 in fiscal 2005. The Company has an investment balance of $0 in CardioWorks as of July 31, 2005.

3.	Risks and Uncertainties:
      The Company is subject to risks common to companies in the medical and security technology industries. These risks, which could have a material and negative impact on the Company’s business, financial condition, and results of operations, include, but are not limited to, loss of any significant customer, dependence on key suppliers, and United States and foreign regulatory clearances and approvals.

Customers
      The Company depends on a small number of customers for a large portion of its business, and changes in its customers’ orders may have a significant impact on its operating results. If a major customer significantly reduces the amount of business it does with the Company, there would be an adverse impact on the Company’s operating results. The following table sets forth the percentages of the Company’s net product and engineering revenue from its five largest customers in each of the last three fiscal years and the percentage of our product and engineering sales to our ten largest customers during these periods:

	Year Ended July 31,

	2005	2004	2003

L-3 Communications	14%	8%	43%
Toshiba	14%	12%	7%
General Electric	10%	10%	9%
Siemens	8%	9%	6%
Philips	6%	7%	4%
Ten largest customers as a group	61%	61%	77%
      The Company will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that operating results would be adversely affected if one or more major customers were to cancel, delay, or reduce significant orders in the future. Customer agreements typically permit the customer to discontinue future purchases after timely notice.
      In addition, the Company generates significant accounts receivable in connection with the products it sells and the services it provides to its major customers. Although its major customers are large corporations, if one or more of its customers were to become insolvent or otherwise be unable to pay for the Company’s products and services, the Company’s operating results and financial condition could be adversely affected.

Suppliers of Raw Materials and Components
      In general, the Company’s products are composed of Company-designed proprietary integrated circuits, printed circuit boards, and precision resistor networks manufactured by it and others in accordance with its specifications, as well as standard electronic integrated circuits, transistors, displays, and other components. The Company orders raw materials and components to complete customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers and may have long-lead times for delivery.
      Although the Company works with its customers and suppliers to minimize the impact of shortages in raw materials and components, it sometimes experiences short-term adverse effects due to price fluctuations and delayed shipments. The failure of a supplier to deliver on schedule could delay or interrupt the Company’s

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
delivery of products and thereby adversely affecting the Company’s operating results. The Company is not always able to pass on price increases to its customers. Accordingly, some raw material and component price increases could adversely affect its operating results. In addition, it might become necessary, if a given component ceases to be available, for Analogic to modify its product design to adapt to a substitute component or to purchase new tooling to enable a new supplier to manufacture the component, which could result in additional expense and/or delay in product sales.
      The Company also depends on a small number of suppliers, some of which are affiliated with customers or competitors and others of which may be small, poorly financed companies, for many of the other raw materials and components that the Company uses in its business. If it were unable to continue to purchase these raw materials and components from its suppliers, the Company’s operating results could be adversely affected. Many of the Company’s costs are fixed, and its margins depend on its volume of output at its facilities and a reduction in volume could adversely affect its margins.

United States or Foreign Regulatory Clearances and Approvals
      The Company’s products are used by a number of its customers in the production of medical devices that are subject to a high level of regulatory oversight. A delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for products could have a material adverse effect on its business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, might be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance from the FDA. Medical devices sold in the United States must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacture, packing, storage, and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. Each state may also regulate the manufacture, sale, and use of medical devices. Medical devices are also subject to approval and regulation by foreign regulatory and safety agencies.

4.	Acquisition of assets:
      On October 20, 2003, Camtronics acquired certain assets from Quinton, Inc. (“QTN”), a Washington corporation, primarily related to intellectual property rights and interests associated with QTN’s Q-Cath hemodynamics and monitoring system business. Camtronics’ decision to acquire these assets and liabilities was based on its desire to expand its current product offerings and gain access to QTN’s existing customer base. The Company’s total investment amounted to $1,750, with payments of $1,000 due at closing and $750 due one year from the closing date. In connection with the above transaction, the parties also entered into a Cooperative Marketing Agreement. The Cooperative Marketing Agreement, which has a term of four years, provides for QTN to potentially earn up to an additional $1,500 in commissions upon the successful conversion of QTN Q-Cath systems to Camtronics’ Physiolog and Vericis products. In addition, QTN will market the electronic medical records products of Camtronics through its specialized sales force in the primary care market. The Company allocated the purchase price of $1,750 to the acquired assets, which included $274 to inventory and $1,476 to the customer list, based on their relative fair value. The intangible asset related to the customer list is being amortized over its estimated useful life of four years.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)

5.	Marketable securities:
      Marketable securities are categorized as available-for-sale securities and summarized as follows:

	Gross Unrealized

	Cost	Gain	Loss	Fair Value

July 31, 2005
Debt securities issued by various state and local municipalities and agencies	$12,145	$193	$—	$12,338

July 31, 2004
Debt securities issued by various state and local municipalities and agencies	$26,400	$688	$—	$27,088
      The costs and estimated fair value of current debt securities at July 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties, and therefore, the Company has classified the debt securities listed below as current assets.

		Fair
	Cost	Value

Debt securities:
Due in one year or less	$6,345	$6,379
Due after one year through five years	5,800	5,959

Total debt securities	$12,145	$12,338

      There are no realized gains or losses on marketable securities as the Company has not sold any marketable securities, included above, during the periods presented and cost has approximated fair value at the maturity dates.

6.	Explosive Assessment Computed Tomography (“EXACT”) Systems Agreement:
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
      The Company recognizes product revenue upon shipment of EXACT systems and spare parts to L-3, at which time all revenue recognition criteria have been met. The Company had shipped a cumulative total of 617 units as of July 31, 2005.
      The Company recorded cash received from L-3 for the purchase of long-lead-time inventory components on certain orders as advance payments within the liabilities section of the balance sheet. These payments are not recognized as revenue until the systems for which the inventory components relate to have been shipped. The advance payments balance related to long-lead purchases was $6,170 and $1,500, at July 31, 2005 and 2004, respectively.
      The agreement also provided for the Company to receive $22,000 of ramp-up funds for the purpose of leasing and fitting up a facility and ensuring the availability of key critical raw material and inventory components from suppliers to meet the production and volume requirements of this contract. These costs incurred and assets purchased have been fully reimbursed by L-3. The Company has not recorded any

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
revenues, costs or assets related to these ramp-up funds. All cash received for ramp-up activities is recorded within the advance payments account within the liability section of the balance sheet. These liabilities are reduced as the cash is spent on these activities. During fiscal 2005, the Company vacated the leased facility and relocated the operation to the newly completed 100,000 square foot addition to its headquarters. As of July 31, 2005, the Company had a balance of $475 of unexpended ramp-up funds recorded within the advance payments account.

7.	Balance sheet information:
      Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,

	2005	2004

Inventories:
Raw materials	$40,850	$36,246
Work-in-process	15,453	12,400
Finished goods	13,723	17,306

	$70,026	$65,952

Property, plant and equipment:
Land and land improvements	$7,209	$7,013
Buildings and improvements	75,191	74,737
Property under capital lease	641	2,199
Leasehold and capital lease improvements	3,228	2,822
Manufacturing equipment	112,439	107,766
Furniture, fixtures and computer equipment	56,369	53,759
Motor vehicles	1,075	583

	256,152	248,879
Less accumulated depreciation and amortization	(168,598)	(157,802)

	$87,554	$91,077

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
      Depreciation expense was $14,729, $15,840 and $16,809 for fiscal 2005, 2004 and 2003, respectively.

	July 31,

	2005	2004

Accrued liabilities:
Accrued employee compensation and benefits	$11,684	$11,247
Accrued warranty	4,794	5,039
Other	5,966	5,094

	$22,444	$21,380

Advance payments:
Long-lead-time components(A)	$6,170	$1,500
Ramp-up funds	475	1,849
Customer deposit	3,578	2,776

	$10,223	$6,125

(A)	Long-lead time components increase represents advance payments received from L-3 Communications based on orders received for the Company’s EXACT system.

8.	Goodwill and intangible assets:
      The Company discontinued amortizing goodwill as of August 1, 2002 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and adopted a policy of evaluating goodwill for potential impairment on an annual basis during the first quarter of each fiscal year, or at any time that events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. As required by SFAS 142, intangible assets that do not meet the criteria for separate recognition must be reclassified into goodwill.
      The Company reclassified certain goodwill and intangibles balances, at July 31, 2004, related to the Company’s ownership of Cedara Software Corporation to investments in and advances to affiliated companies in the Consolidated Balance Sheets.
      Goodwill at July 31, 2005 and July 31, 2004 and the changes in the carrying amount for each of the fiscal years are as follows:

	Medical	Security
	Technology	Technology
	Products	Products	Total

Balance at July 31, 2003	$2,306	—	$2,306
Goodwill reclassed during the year	(1,560)	—	(1,560)
Goodwill acquired during the year	819	—	819

Balance at July 31, 2004	$1,565	—	$1,565

Goodwill written off during the year	(819)	—	(819)

Balance at July 31, 2005	$746	—	$746

      During fiscal 2005, the Company performed an assessment of the recoverability of Camtronics’ goodwill related to the acquired software technology products of Echo IMS and Cardio IMS and to the acquired future contingent consideration in connection with the acquisition of VMI. During the initial budgeting process for fiscal year 2006, it became apparent to Camtronics that the market penetration for these software technology

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
products had been less than anticipated due to the limited number of pediatric hospitals able to make the capital investment needed to implement these products. Also, Camtronics determined that significant additional investment would be required to complete the development efforts on these products The Company decided not to make the required significant additional investment in research and development in order for the reporting unit to realize the potential market opportunities. Due to the changes in circumstance, the Company performed an impairment test of the Company’s goodwill in accordance to SFAS 142. The Company evaluated the future undiscounted cash flows attributable to these software technology products with the net fair book value exceeding their estimated future undiscounted cash flows. In fiscal 2005, the Company recorded an impairment charge of $434, an adjustment to the unpaid contingent consideration of $76, and a related balance sheet reclassification of $309 to reduce goodwill and accrued liabilities for the unpaid contingent consideration, which was no longer owed.
      In fiscal 2004, the Company recorded goodwill for $819 for acquired future contingent consideration in connection with the acquisition of VMI by Camtronics, and in addition VMI’s goodwill was adjusted for its pre-acquisition loss carryforwards, reducing the goodwill by $873. Also, at the time of the acquisition of the remaining 52% of FTNI Inc. (“FTNI”), a deferred tax asset was created with an offsetting valuation allowance to account for tax loss and credit carryovers existing at the time of the acquisition. FTNI’s profits in the current and past year caused the valuation allowance to be reversed. In such a situation, SFAS 109 requires that the tax benefits recognized by reduction or elimination of the valuation allowance after the acquisition date be applied first to reduce any goodwill related to the acquisition, second to reduce non-current intangible assets related to the acquisition and third to reduce income tax expense. Release of the valuation allowance was credited to goodwill in the amount of $687 which represents the entire amount of goodwill related to the transaction. The balance of the valuation allowance reduction was treated as a reduction of non-current intangible assets.
      Intangible assets at July 31, 2005 and July 31, 2004, which will continue to be amortized, consisted of the following:

	July 31, 2005			July 31, 2004

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable Intangible Assets:
Software Technology	$2,312	$1,859	$453	$4,805	$2,028	$2,777
Intellectual Property	8,364	4,676	3,688	8,364	3,118	5,246
Customer list	1,476	646	830	1,476	276	1,200

	$12,152	$7,181	$4,971	$14,645	$5,422	$9,223

      In fiscal 2005, the Company recorded asset impairment charge of $1,535 related to software technology for Echo IMS and Cardio IMS products, which accounted for the changes in intangible assets related to Software Technology. (See Note 2 of Notes to Consolidated Financial Statements).
      Amortization of acquired intangible assets was $2,910, $3,217 and $2,348 for fiscal 2005, 2004, and 2003, respectively. Amortization lives of intangible assets range from two to five years.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
      The estimated future amortization expense related to current intangible assets for each of the five succeeding years, is expected to be as follows:

2006	$2,461
2007	2,008
2008	502

$4,971

9.	Investments in and advances to affiliated companies:
      The Company has a 44.6% equity ownership interest in SAHCO located in The People’s Republic of China. During fiscal 2005, the Company recorded $474 as its share of gains in SAHCO, as compared to its share of losses of $584 in fiscal 2004. The carrying value of this investment was $730 at July 31, 2005, and $256 at July 31, 2004. At July 31, 2005 and 2004, the net receivables from this affiliate were $725 and $1,015, respectively. Sales to SAHCO for fiscal 2005, 2004 and 2003 were approximately $3,546, $6,695 and $4,257, respectively.
      On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems, Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Positron Emission Tomography (“PET”), a rapidly growing medical diagnostic imaging modality. PET scanning is a tool in the diagnosis and management of cancer, specifically for detecting early-stage tumors and determining tissue characteristics before and after treatment. In addition, the Company also received a convertible promissory note in the principal amount of $1,367 and an exclusive license of PDS technology for non-PET products. The convertible promissory note is convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. If converted, the Company’s equity interest would increase by 9%. During fiscal 2005, upon PDS’ achievement of a technology milestone, the exclusive license of PDS technology reverted back to PDS and the Company received a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock. The exercise of this warrant would increase the Company’s equity interest by 20%. The Company’s current equity interest, the potential conversion of the promissory note into Series B Convertible Participating Preferred Stock, and the potential exercise of the warrant could result in the Company having a 40% equity interest in PDS. Additionally, under certain circumstances in the future, the Company may at its discretion, or may be required to, purchase the remaining 60% equity at its then fair value. The Company has three of the seats on PDS’s seven-person board of directors. The Company, in connection with this transaction, expended a total of $8,358 in cash during the period from May 21, 2003 to July 31, 2005. The Company accounted for this investment under the equity method due to the Company’s ability to exercise significant influence over operating and financial policies and since its investment in PDS was not in the form of common stock. Effective with the second quarter of fiscal 2005, the Company changed the accounting method for its investment in PDS from the equity method to the cost method of accounting in accordance with EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF 02-14”). Subsequently, the Company reviewed this investment for other-than-temporary impairment in accordance with Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Security” (“FAS 115”). The Company determined that its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge totaling $2,160 during the second, third, and fourth quarters of fiscal 2005. Prior to the effective date of the EITF 02-14, the Company recorded its share of PDS losses of $759 as research and product development expenses in fiscal 2005. At July 31, 2005,

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
the Company’s investment in PDS was recorded, net of impairment charges, at $0 value, versus a carrying value of $593 at July 31, 2004.
      During fiscal year 2005, the Company had a 14.6% equity interest in Cedara Software Corporation (“Cedara”), which is a publicly-traded Canadian company. On April 1, 2004, the Company’s guarantee of certain debt owed by Cedara to its lender was cancelled, along with the security agreement between the Company and Cedara’s lending bank. On November 8, 2004, the two affiliates whom the Company had appointed to the Cedara Board of Directors resigned from the Cedara Board. As a result, the Company on November 8, 2004 changed its accounting for this investment from the equity method to the cost method of accounting because the Company’s ability to exercise significant influence over operating and financial policies of Cedara had ceased. On February 17, 2005, the Company sold its equity interest in Cedara for $50,752 and realized a gain of approximately $43,829 from the sale. During fiscal 2005, the Company entered into a six year license agreement with Cedara for $6,000 which allows the Company to incorporate all of Cedara’s software products into the Company’s equipment and resell such equipment to the Company’s customers. The Company entered into a maintenance contract in the amount of $150 for the first year. At the Company’s option this maintenance contract may be renewed each year at $150. The Company has the option to further extend the license agreement for up to an additional four years on similar terms. The Company capitalized the costs of the license agreement and is amortizing the cost ratably over the life of the agreement, in the Company’s product cost of sales.
      Summarized financial information for all partially-owned equity affiliates at July 31 for the years then ended is as follows:

	2005	2004

Current assets	$32,426	$75,476
Noncurrent assets	20,141	31,943

	$52,567	$107,419

Current liabilities	$33,454	$37,132
Noncurrent liabilities	—	33

	$33,454	$37,165

	2005	2004	2003

Net revenue	$48,916	$57,344	$38,195
Gross margin	28,274	36,771	19,280
Income (loss) from operations	2,426	6,002	(12,787)
Net income (loss)	2,717	6,527	(11,766)
      The carrying amount of the investments approximates the underlying ownership in the net assets of partially-owned equity affiliates which include SAHCO, Enhanced CT Technology LLC, and Cardioworks. The above information includes the Company’s investment in PhotoDetection Systems Inc., prior to the change in accounting method, and Cedara prior to the Company’s sale of its equity interest.
      The Company recognized, as a result of foreign exchange gain and losses with respect to inter-company transactions, a gain of approximately $83 in fiscal 2005, a loss of $147 in fiscal 2004, and a gain of $3,941 in fiscal 2003.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)

10.	Net income per share:
      The Company’s reported net income and the number of shares utilized in the net income per share calculations for the fiscal 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Net income	$28,862	$8,354	$49,531

Weighted average number of common shares outstanding — Basic	13,565,582	13,463,105	13,250,750
Effect of dilutive securities:
Stock options and restricted stock	53,578	56,208	143,471

Weighted average number of common shares outstanding — Diluted	13,619,160	13,519,313	13,394,221

Net income per common share:
Basic	$2.13	$0.62	$3.74
Diluted	2.12	0.62	3.70
Anti-dilutive shares related to outstanding stock options	269,765	154,397	74,600
      Anti-dilutive shares related to outstanding stock options may become dilutive in future years.

11.	Commitments and guarantees:
      The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization require the Company to indemnify directors of the Company and the Company’s by-laws require the Company to indemnify the present or former directors and officers of the Company and also permit indemnification of other employees and agents of the Company for whom the Board of Directors from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Because no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles of Organization or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of July 31, 2005.
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
      The Company’s standard original equipment manufacturing and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2005.
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
      The following table presents the Company’s product warranty liability for the years then ended:

	July 31,

	2005	2004

Balance at the beginning of the period	$5,039	$7,302
Accrual for warranties issued during the period	3,642	4,788
Accrual related to pre-existing warranties (including changes in estimate)	1,920	(2,459)
Settlements made in cash or in kind during the period	(5,807)	(4,592)

Balance at the end of the period	$4,794	$5,039

      The Company currently has approximately $23,500 in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings in fiscal 2005 or in fiscal 2004.

12.	Notes payable:
      Notes payable consists of the following:

	July 31,

	2005	2004

Non-interest bearing note payable paid October 2004 for the acquisition of certain assets from Quinton	$—	$743
Other non-interest bearing note payable	42	42

	42	785
Less current portion	42	785

	$—	$—

      Total interest incurred amounted to $54, $294 and $360 in fiscal 2005, 2004 and 2003, respectively. Of the total interest incurred, none was capitalized in each of the fiscal years.

13.	Leases and other commitments:
      Certain of the Company’s subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
      Rent expense associated with the Company’s operating leases was approximately $2,588, $3,514 and $3,278 in fiscal 2005, 2004 and 2003, respectively.
      The following is a schedule by year of future minimum lease payments at July 31, 2005:

	Operating Leases

Fiscal Year	Capital Leases	Other Leases

2006	$110	$1,663
2007	35	1,363
2008	27	1,208
2009	—	1,022
2010	—	798
Thereafter	—	1,853

	172	$7,907

Less amount representing interest at 5.9%-16.2%	(10)

Present value of minimum lease payments (includes current portion of $104)	$162

14.	Other (income) expense:
      Other income consists primarily of interest income on short and long term marketable securities, gain or loss attributable to investments on unconsolidated affiliates, which the Company accounts for under the equity method, foreign exchange gains (losses) and income (loss) on the sale of property, plant and equipment. For fiscal 2005, the Company had foreign exchange gains of $83 versus foreign exchange losses of $147 in fiscal 2004. Also, in fiscal 2005, the Company realized a gain of $43,829 on the sale of marketable securities related to the Company’s sale of its equity interest in Cedara.

15.	Stock option and stock bonus plans:
      At July 31, 2005, the Company had two key employee stock option plans (one of which has lapsed as to the granting of options), two key employee stock bonus plans, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.
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
      Under the Company’s key employee stock bonus plans, common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plans may not dispose or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans generally vest in four equal installments beginning in the third year from the date of

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
grant. Upon issuance of stock under the plans, unearned compensation equivalent to the market value at the date of grant is charged to stockholders’ equity and subsequently amortized over the periods during which the restrictions lapse (up to six years). Shares granted under the Company’s key employee stock bonus plan were 25,762 at a weighted average fair market value of $41.87 per share in fiscal 2005; 75,666 shares at a weighted average fair market value of $41.88 per share in fiscal 2004; and 65,834 shares at a weighted average fair market value of $47.70 per share in fiscal 2003. Amortization of unearned compensation of $1,915, and $1,652 and $1,476 was recorded in fiscal 2005, 2004 and 2003, respectively.
      Under the employee stock purchase plan, eligible participants are granted options to purchase the Company’s common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six-month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding value of $25,000 during each calendar year. The number of shares issued pursuant to this plan totaled 13,368 in 2005, 15,739 in 2004 and 8,768 in 2003. The weighted-average estimated fair value of employees stock purchase rights during fiscal 2005, 2004 and 2003 was $11.00, $11.06 and $13.46 per share, respectively.
      At July 31, 2005, 880,028 shares were reserved for grant under the above stock option, bonus and purchase plans.
      The following table sets forth the stock option transactions for fiscal 2005, 2004, and 2003:

	2005		2004		2003

	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price per	of	Price per	of	Price per	of
	Share	Shares	Share	Shares	Share	Shares

Options outstanding beginning of year	$41.14	736,024	$39.99	796,331	$37.39	803,360
Options granted at fair value	41.53	117,400	45.20	109,050	45.72	198,900
Options exercised	36.86	(102,350)	35.65	(95,507)	34.15	(149,730)
Options cancelled	42.47	(72,750)	41.84	(73,850)	38.76	(56,199)

Options outstanding end of year	41.71	678,324	41.14	736,024	39.99	796,331

Options exercisable end of year	39.93	252,915	38.25	211,241	36.86	165,509

      The following table summarizes information about stock options outstanding at July 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted Avg.
	Number	Remaining		Number
Range of	Outstanding	Contractual	Weighted Avg.	Exercisable	Weighted Avg.
Exercise Prices	as of 7/31/05	Life (Years)	Exercise Price	as of 7/31/05	Exercise Price

$27.75-$40.39	233,490	3.00	$36.83	121,722	$35.45
$40.95-$42.04	178,500	5.77	$41.33	24,751	$41.19
$42.48-$47.00	173,184	4.07	$43.73	91,674	$43.63
$48.79-$52.20	93,150	5.25	$50.88	14,768	$51.77

$27.75-$52.20	678,324	4.31	$41.71	252,915	$39.93

      The weighted-average estimated fair value of stock options granted during fiscal 2005, 2004, and 2003 was $15.09, $16.53, and $17.75 per share, respectively.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
      The fair value of the Company’s stock option and stock purchase plans was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended July 31,

	2005	2004	2003

Expected life (in years)	5	6	6
Volatility	39%	35%	38%
Risk-free interest rate	3.32%	3.57%	3.05%
Dividend yield	.8%	.7%	.6%

16.	Retirement Plans:
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
      Beginning in fiscal 2001, the Company elected to match employee contributions on a dollar for dollar basis up to 3% of compensation for each participant. This continued through December 31, 2001. For the period from January 1, 2002 to July 31, 2002, the Company elected not to contribute to the Plan. Beginning in fiscal 2003, the Company decided to contribute 5% of its net income, as defined, to the Plan. The Company’s contributions to the Plan totaled $1,493, $602, and $2,556, in fiscal 2005, 2004, and 2003, respectively.

17.	Income taxes:
      The components of the provision for income taxes are as follows:

	July 31,

	2005	2004	2003

Current income taxes:
Federal	$18,403	$539	$23,980
State	1,604	304	4,712
Foreign	571	1,545	2,083

	20,578	2,388	30,775

Deferred income taxes (benefit):
Federal	(5,967)	634	(1,842)
State	(476)	(614)	(89)
Foreign	274	(661)	(618)

	(6,169)	(641)	(2,549)

	$14,409	$1,747	$28,226

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
      Income (loss) before income taxes from domestic and foreign operations is as follows:

	July 31,

	2005	2004	2003

Domestic	$47,038	$13,583	$84,102
Foreign	(3,767)	(3,482)	(6,345)

	$43,271	$10,101	$77,757

      The components of the deferred tax assets and liabilities are as follows:

	Deferred Tax	Deferred Tax
July 31, 2005	Assets	Liabilities

Deferred revenue	$1,104	$—
Intangibles	2,309	350
Depreciation	—	4,497
Bad debt	685	—
Capitalized interest and other costs	120	180
Inventory	3,740	—
Warranty	1,673	—
Benefit plans	2,403	—
State tax credit carryforwards	754	—
Unrealized equity gain/loss	7,471	2,044
Capitalized software, net	—	4,555
U.S. net operating loss	5,393	—
Foreign net operating loss	4,527	—
Comprehensive income	—	167
Miscellaneous	531	—

	30,710	11,793
Valuation allowance	(3,864)	—

	$26,846	$11,793

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)

	Deferred Tax	Deferred Tax
July 31, 2004	Assets	Liabilities

Deferred revenue	$4,075	$—
Intangibles	983	1,588
Depreciation	—	5,171
Bad debt	837	—
Capitalized interest and other costs	394	242
Inventory	3,278	—
Warranty	1,801	—
Benefit plans	2,512	—
Lease transactions	1,022	—
Unrealized equity gain/loss	6,603	2,501
Capitalized software, net	—	3,549
Foreign net operating loss	5,421	—
Capital loss carryforwards	140	—
Comprehensive income	—	1,402
Miscellaneous	578	—

	27,644	14,453
Valuation allowance	(3,287)	—

	$24,357	$14,453

      A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,

	2005	2004	2003

U.S. federal statutory tax rate	35%	35%	35%
Export sales benefit	(1)	(7)	(1)
State income taxes, net of federal tax benefit	3	(5)	4
Tax exempt interest	(1)	(5)	(1)
General business credit	(2)	(6)	(2)
Valuation allowance	3	9	1
Effect of international operations	(3)	(5)	(1)
Increase (decrease) in tax reserves	(1)	—	1
Other items, net	—	1	—

Effective tax rate	33%	17%	36%

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
      As of July 31, 2005 the Company had net operating loss and credit carryforwards in Canada of approximately $7,413 that expire between 2006 and 2012. As of July 31, 2005 the Company had net operating loss carryforwards in Belgium, Singapore and Germany of approximately $4,112, which have no expiration

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
date. As of July 31, 2005 the Company had State net operating losses of $9,018, of which $728 will expire in fiscal 2009, $7,585 will expire in 2019 and $706 will expire in 2024. As of July 31, 2005 the Company also had tax credit carryforwards of $796 which will expire in 2020.
      Management has determined that it is more likely than not that the Company will not recognize the benefit of certain foreign losses and tax credits and as a result, valuation allowances have been established at July 31, 2005 and July 31, 2004. The increase in the valuation allowance in fiscal 2005 is the result of additional losses in Canada and Belgium and losses in Singapore.
      During fiscal 2005, the Company identified potential additional tax benefits to be realized for the fiscal years 2000 through 2004 related to federal and state tax credits for research and development expenditures. A study has been completed and amended returns were filed for fiscal 2000 and fiscal 2001, prior to July 31, 2005. Amended returns for fiscal 2002 and fiscal 2003 have been filed subsequent to July 31 2005. The amount of federal and state credits claimed, net of third-party costs incurred related to the tax study, is approximately $6,150. To date, $645 has been received related to fiscal 2000 and fiscal 2001 and has been fully reserved. The fiscal 2004 return and the amended returns are expected to be subject to substantial scrutiny from the IRS and state revenue departments. Accordingly, the Company will recognize all tax benefits related to these tax credits after completion of the IRS and state revenue tax audits or expiration of the respective statutes of limitations. Contingent third-party costs incurred related to the refunds will be recognized as the benefit is recognized, and are approximately $1,200.
      The deferred tax assets include US Federal and state net operating losses. In returns filed subsequent to July 31, 2005, the Federal net operating loss was carried back to offset the fiscal 2002 and fiscal 2003 Federal income tax returns and is expected to generate a refund of $4,918. In addition, state tax credits, net of federal tax cost, of $236, are being claimed on amended state tax returns. These additional credits are in addition to the R&D credits discussed above.

18.	Quarterly results of operations (unaudited):
      The following is a summary of unaudited quarterly results of operations for fiscal 2005 and fiscal 2004:

				Basic Net	Diluted Net
	Total	Gross		Income per	Income per
	Revenues	Margin	Net Income	Share	Share

2005 Quarters
First	$84,091	$31,452	$165	$0.01	$0.01
Second	84,316	32,062	(3,710)	(0.27)	(0.27)
Third	94,166	35,982	28,120	2.07	2.07
Fourth	101,998	40,527	4,287	0.32	0.31

Total	$364,571	$140,023	$28,862	$2.13	$2.12

2004 Quarters
First	$71,709	$29,021	$(1,601)	$(0.12)	$(0.12)
Second	92,641	39,536	4,911	0.37	0.37
Third	88,972	34,267	1,140	0.08	0.08
Fourth	102,235	38,463	3,904	0.29	0.29

Total	$355,557	$141,287	$8,354	$0.62	$0.62

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)

19.	Supplemental disclosure of cash flow information:
      Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Fiscal Years

	2005	2004	2003

Accounts and notes receivable	$(1,303)	$(1,581)	$7,629
Accounts receivable from affiliates	267	(52)	1,542
Inventories	(3,798)	4,552	(574)
Costs related to deferred revenue	(128)	2,937	(4,212)
Other current assets	(1,295)	(259)	2,194
Other assets	(5,668)	2,652	(4,886)
Accounts payable, trade	899	(769)	(4,793)
Accrued liabilities	525	(3,760)	6,054
Advance payments and deferred revenue	5,075	(5,108)	(46,971)
Accrued income taxes	6,107	28	2,659

Net changes in operating assets and liabilities	$681	$(1,360)	$(41,358)

20.	Segment and geographic information:
      The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of three reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Camtronics for information management systems for the cardiology market; and B-K Medical for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other represents the Company’s hotel business, net interest income, and other Company operations, primarily Analog to Digital (A/D) converters and supporting modules, and embedded multiprocessing equipment, which do not meet the materiality requirements for separate disclosure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
      The table below presents information about the Company’s reportable segments:

	Years Ended July 31,

	2005	2004	2003

Revenues:
Medical technology products from external customers:
Medical imaging products	$174,962	$172,671	$138,499
Camtronics	38,092	51,352	40,043
B-K Medical	71,842	64,983	59,344

	284,896	289,006	237,886
Security technology products from external customers	58,562	32,255	205,322
Corporate and other	21,113	34,296	28,489

Total	$364,571	$355,557	$471,697

Income (loss) before income taxes:
Medical technology products:
Medical imaging products(A)	$27,697	$(162)	$(2,830)
Camtronics(B)	(7,377)	(1,343)	(2,661)
B-K Medical	5,645	3,838	4,576

	25,965	2,333	(915)
Security technology products	14,771	4,582	78,328
Corporate and other	2,535	3,186	344

Total	$43,271	$10,101	$77,757

Identifiable assets:
Medical technology products	$106,947	$88,644	$91,131
Camtronics	40,908	53,334	57,158
B-K Medical	71,143	66,282	58,611
Security technology products	15,497	14,364	16,941
Corporate and other(C)	262,210	229,447	233,576

Total	$496,705	$452,071	$457,417

(A)	Includes a gain of $43,829 related to the Company’s sale of its equity interest in Cedara, and an asset impairment charge of $3,000 in fiscal 2005.

(B)	Includes an asset impairment charge of $3,599 in fiscal 2005.

(C)	Includes cash equivalents and marketable securities of $195,321, $156,753, $167,763 in fiscal 2005, 2004 and 2003, respectively.

ANALOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share data)
      Information regarding geographic areas for fiscal 2005, 2004 and 2003 is as follows:

Fiscal
Year		United States	Netherlands	Japan	Germany	Other	Total

2005	Revenue from external customers	$201,588	$5,653	$55,912	$33,421	$67,997	$364,571
	Long-lived assets	60,535	—	—	—	27,019	87,554
2004	Revenue from external customers	202,540	6,930	42,744	31,522	71,821	355,557
	Long-lived assets	63,708	—	—	—	27,369	91,077
2003	Revenue from external customers	340,109	7,099	34,608	24,601	65,280	471,697
	Long-lived assets	57,069	—	—	—	26,857	83,926
      Revenues are attributed to countries based on the location of the Company’s customers.
      Other Long-lived assets are primarily in Denmark and Canada.

21.	Common stock repurchase plan:
      On June 7, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to $25,000 of the Company’s common stock through brokers and dealers in the public market or in privately negotiated transactions. The stock repurchase will be funded using the Company’s working capital and is expected to be completed during fiscal 2006. As of July 31, 2005, the Company had not repurchased any of its common stock under this program.

22.	Subsequent events:
      On September 27, 2005, the Company announced that its Board of Directors, on September 20, 2005 declared a dividend of $0.08 per common share payable on October 18, 2005 to shareholders of record on October 4, 2005.
      On September 28, 2005, the Company made the decision to restructure the business operations of its wholly-owned subsidiary, Sky Computers, Inc. (“Sky”). As a result, the Company will terminate the employment of approximately forty (40) employees of Sky between October 14, 2005 and July 31, 2006. More than half of those employees will be terminated during October 2005, most of whom have been engaged in product development, sales and administrative activities. The employees who are to remain after October 2005 have been and will continue to be engaged principally in the manufacturing and sale of Sky’s legacy products and supporting Sky’s installed customer base. The decision to restructure Sky is based on continued lower than expected sales. The expected completion date for the restructuring is July 31, 2006.
      There are three major types of costs associated with the restructuring: personnel-related costs, such as severance pay; the write-down of certain capital assets; and the write-down of certain inventory. The amount estimated by the Company for each of these categories ranges from $0.9 million to $1.0 million, from $0.35 million to $0.4 million, and from $1.1 million to $1.3 million, respectively. The Company estimates that the total costs to be incurred related to this plan to be $2.35 million to $2.7 million.
      The Company will record charges incurred in connection with the restructuring of approximately $1.9 million to $2.25 million during the quarter ending October 31, 2005. The Company estimates that $0.45 million of personnel-related charges will be incurred and recorded during the nine month period ending July 31, 2006. The Company believes that cash expenditures incurred subsequent to the quarter ending October 31, 2005 will approximate $0.45 million in personnel-related charges.

ANALOGIC CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged to		Additions
	Balance at	Profit and		Charged to	Deductions			Balance
	Beginning	Loss or		Other	From			at End of
Description	of Period	Income		Accounts	Reserves		Recoveries	Period

Allowance for doubtful accounts:
Year ended July 31, 2005	$2,493	$432		—	$(630)		—	$2,295
Year ended July 31, 2004	4,189	110		—	(1,806	)(A)	—	2,493
Year ended July 31, 2003	1,308	2,923	(B)	—	(42)		—	4,189

(A)	Represents primarily $1,587 related to account receivable from SAHCO that was reserved in fiscal 2003 and written off in fiscal 2004.

(B)	Represents primarily $1,587 related to accounts receivable from SAHCO, and $747 for an unsecured note from an unrelated party.

		Tax Valuation				Tax Valuation
		Allowance				Allowance
	Balance at	Charged to		Charged		Credited to		Balance
	Beginning of	Income Tax		to Other		Income Tax		at End of
Description	Period	Provision		Accounts		Provision		Period

Year ended July 31, 2005 income tax valuation allowance	$3,287	$577	(A)	—		—		$3,864
Year ended July 31, 2004 income tax valuation allowance	4,406	172		$(687	)(C)	$(604	)(B)	3,287
Year ended July 31, 2003 income tax valuation allowance	—	4,406	(D)	—		—		4,406

(A)	Represents the increase in valuation allowance resulting from additional losses in Canada and Belgium and losses in Singapore.

(B)	Represents the release of the valuation allowance at FTNI and in Germany.

(C)	Represents the release of a portion of the FTNI valuation allowance.

(D)	Represents the establishment of a valuation allowance for losses in Canada, Belgium, and Germany.

INDEX TO EXHIBITS

	Title	Incorporated by Reference to

3.1	Restated Articles of Organization as amended March 15, 1988	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988
3.2	By-laws, as amended January 27, 1988	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988
10.1	Land Disposition Agreement by and between City of Peabody Community Development Authority and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981
10.2	a) Equity Infusion Agreement	Exhibit 10.12(c) to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 1999
	(b) Resolution Agreement dated July 31, 1991 and ratified on August 8, 1991	Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1991
10.3	Restated Analogic Corporation Profit Sharing Plan dated July 31, 1985 and Amendment No. 1 thereto dated August 20, 1985	Exhibit 10.9(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985
10.4	Employee Qualified Stock Purchase Plan dated June 10, 1986, as amended October 9, 1997 and October 15, 2002	Exhibit 10.1 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed July 24, 2003
10.5	Proposed 1988 Non-Qualified Stock Option Plan for Non-Employee Directors	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988
10.6	Form of Indemnification Contract	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987
10.7	Agreement and Plan of Merger between SKY COMPUTERS, INC., and Analogic Corporation	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992
10.8	(a) Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992	Exhibits to the Company’s Report on Form 8-K dated December 18, 1992
(b) Addendum dated December 11, 1992 to Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992
(c) Shareholders Agreement between B-K Medical Holding A/S and Analogic Corporation dated December 11, 1992
10.9	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended on December 8, 2003	Appendix B to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004
10.10	Key Employee Incentive Stock Option Plan dated June 11, 1998 as amended October 12, 2000 and November 16, 2001	Exhibit A to the Company’s Definitive Proxy Statement dated December 14, 2001 for the Company’s Annual Meeting of Stockholders held January 18, 2002

	Title	Incorporated by Reference to

10.11	Key Employee Stock Bonus Plan dated October 12, 2000 as amended on March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004
10.12	Summary of Compensation Policy for Directors of Analogic Corporation
10.13	Form of Stock Option Grant for Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
10.14	Form of Stock Options Grant for Key Employee Incentive Stock Option Plan dated June 11, 1998 as amended October 12, 2000 and as amended November 16, 2001	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
10.15	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended on March 11, 2003	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
10.16	Secondary sale of common shares of Cedara Software	Exhibit 10.1 to the Company’s Quarterly Report in Form 10-Q for the period ended April 30, 2005
10.17	Form of Indemnity Agreement	Exhibit 10.1 to the Company’s Report in Form 8-K dated June 17, 2005
21	List of Subsidiaries
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002