Form 10-Q
period 2005-10-31
ANALOGIC CORP
filed 2005-12-12
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
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
      The number of shares of Common Stock outstanding at November 30, 2005 was 13,828,390.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ANALOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	October 31,	July 31,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$207,189	$208,116
Marketable securities, at fair value	10,921	12,338
Accounts and notes receivable, net of allowance for doubtful accounts of $1,164 at October 31, 2005, and $1,973 at July 31, 2005	45,849	50,978
Inventories	68,509	63,604
Costs related to deferred revenue	918	1,300
Refundable and deferred income taxes	12,895	11,657
Other current assets	6,964	6,729
Current assets of discontinued operations (Note 2)	41,364	41,939

Total current assets	394,609	396,661

Property, plant and equipment, net	79,191	79,442
Investments in and advances to affiliated companies	413	983
Capitalized software, net	8,347	8,463
Intangible assets, net	3,293	3,688
Other assets	5,310	5,579
Deferred income taxes	2,851	1,889

Total Assets	$494,014	$496,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$26,596	$20,833
Accrued liabilities	18,352	19,620
Deferred revenue	7,464	6,114
Advance payments	1,313	8,273
Accrued income taxes	8,313	11,167
Current liabilities of discontinued operations (Note 2)	29,795	30,627

Total current liabilities	91,833	96,634

Long-term liabilities:
Deferred income taxes	1,366	914

Total long-term liabilities	1,366	914

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	715	715
Capital in excess of par value	48,736	47,057
Retained earnings	348,735	348,499
Accumulated other comprehensive income	2,629	2,886
Total stockholders’ equity	400,815	399,157

Total Liabilities and Stockholders’ Equity	$494,014	$496,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	October 31,

	2005	2004

Net revenue:
Product	$79,721	$67,125
Engineering	3,812	5,240
Other	2,877	2,765

Total net revenue	86,410	75,130

Cost of sales:
Product	49,002	41,848
Engineering	5,733	4,062
Other	1,386	1,438

Total cost of sales	56,121	47,348

Gross margin	30,289	27,782

Operating expenses:
Research and product development	13,027	11,674
Selling and marketing	7,354	6,719
General and administrative	8,664	9,215
Restructuring and asset impairment charges	1,025	—

	30,070	27,608

Income from operations	219	174

Other (income) expense:
Interest income	(2,033)	(864)
Interest expense	—	2
Equity (gain) loss in unconsolidated affiliates	570	(127)
Other	157	(608)

	(1,306)	(1,597)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	1,525	1,771
Provision for income taxes	462	293

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,063	1,478
Income (loss) from discontinued operations (net of income taxes (benefit) of $126 in 2005, and ($274) in 2004.)	159	(1,313)
Cumulative effect of change in accounting principle (net of income tax of $61 in 2005.)	120	—

Net income	$1,342	$165

Basic earnings (loss) per share:
Income from continuing operations	$0.08	$0.11
Income (loss) from discontinued operations, net of tax	0.01	(0.10)
Cumulative effect of change in accounting principle, net of tax	0.01	—

Net Income	$0.10	$0.01

Diluted earnings (loss) per share:
Income from continuing operations	$0.08	$0.11
Income (loss) from discontinued operations, net of tax	0.01	(0.10)
Cumulative effect of change in accounting principle, net of tax	0.01	—

Net Income	$0.10	$0.01

Weighted average shares outstanding:
Basic	13,631	13,521
Diluted	13,734	13,546
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	October 31,

	2005	2004

OPERATING ACTIVITIES:
Net income	$1,342	$165
Income (loss) from discontinued operations	159	(1,313)

Income from continuing operations and cumulative effect of change in accounting principle	1,183	1,478
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,214	244
Depreciation and amortization	3,948	4,203
Cumulative effect of change in accounting principle	(120)	—
Allowance for doubtful accounts	30	49
(Gain) loss on sale of property, plant, and equipment	5	(1)
Equity (gain) loss in unconsolidated affiliates	570	(127)
Equity loss in unconsolidated affiliate classified as research and product development expense	—	759
Restructuring and asset impairment charges	2,204	—
Non-cash share-based compensation expense	954	526
Excess tax benefit from share-based compensation	(17)	—
Net changes in operating assets and liabilities (Note 11)	(10,271)	12,652

NET CASH PROVIDED BY CONTINUING OPERATIONS	1,700	19,783
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	385	4,595

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,085	24,378

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(216)	(607)
Additions to property, plant and equipment	(3,168)	(3,149)
Capitalized software	(250)	(1,578)
Proceeds from sale of property, plant and equipment	71	(1)
Maturities of marketable securities	1,360	5,345

NET CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS	(2,203)	10
NET CASH USED FOR DISCONTINUED OPERATIONS	(478)	(653)

NET CASH USED FOR INVESTING ACTIVITIES	(2,681)	(643)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	798	228
Excess tax benefit from share-based compensation	17	—
Dividends paid to shareholders	(1,106)	—

NET CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS	(291)	228
NET CASH USED FOR DISCONTINUED OPERATIONS	—	(743)

NET CASH USED FOR FINANCING ACTIVITIES	(291)	(515)

EFFECT OF EXCHANGE RATE CHANGES ON CASH OF CONTINUING OPERATIONS	(64)	(700)
EFFECT OF EXCHANGE RATE CHANGES ON CASH OF DISCONTINUED OPERATIONS	24	98

	(40)	(602)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(927)	22,618
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,116	149,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$207,189	$172,167

Cash paid during the period for:
Income taxes, net	$6,450	$886
Interest	4	16
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.	Basis of presentation:
      The unaudited consolidated financial statements of Analogic Corporation (“the Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three months ended October 31, 2005, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2006, or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2005, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 14, 2005. The consolidated balance sheet as of July 31, 2005, contains data derived from audited financial statements.
      Certain financial statement items have been reclassified to conform to the current period presentation.

2.	Discontinued operations:
      Prior to the end of the quarter, the Company’s board of directors approved an agreement to sell its wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) for $40,000 in cash. The sale was completed on November 1, 2005. Previously, Camtronics had been reported as a separate segment. The Company sold its Camtronics operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been restated accordingly to reflect these operations as discontinued. As part of the terms of the definitive agreement, the Company retained all of the cash and inter-company balances of Camtronics as of the closing date.
      Revenues for Camtronics for the three months ended October 31, 2005 and 2004 were $11,495 and $8,961, respectively. The results of discontinued operations for the three months ending October 31, 2005 and 2004 for Camtronics were a net income of $159 and a net loss of $1,313, respectively. The Company expects to recover all of its net assets sold and expects to record a gain on the transaction effective upon consummation on November 1, 2005.
      The following represents a detail of the current assets and liabilities of discontinued operations:

	October 31,	July 31,
	2005	2005

Current assets of discontinued operations:
Accounts receivable, net	$5,723	$5,635
Inventories	6,036	6,422
Costs related to deferred revenue	10,912	11,771
Deferred income taxes	4,086	3,271
Other current assets	685	651
Property, plant and equipment, net	7,737	8,112
Capitalized software, net	4,365	4,048
Goodwill	746	746
Intangible assets, net	1,074	1,283

	$41,364	$41,939

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)

	October 31,	July 31,
	2005	2005

Current liabilities of discontinued operations:
Note payable	$42	$42
Obligations under capital leases	121	162
Account payable, trade	2,138	1,699
Accrued liabilities	3,129	2,824
Deferred revenue	21,406	22,667
Advance payments	2,017	1,950
Accrued income taxes	12	—
Deferred income taxes	486	850
Accumulated other comprehensive income	444	433

	$29,795	$30,627

3.	Share-based payment:
      Effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R))”, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
      The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited consolidated statements of operations:

Three Months Ended
October 31,
2005

Cost of product sales	$80
Research and product development	280
Selling and marketing	67
General and administrative	527

Share-based compensation expense before tax	954
Provision for income tax	166

Net share-based compensation expense	$788

      As a result of adopting FAS 123(R), the Company’s income before income taxes and net income for the quarter ended October 31, 2005, are $564 and $537 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)
ended October 31, 2005 would have been $0.14, if the Company had not adopted FAS 123(R), compared to reported basic and diluted earnings per share of $0.10.
      Prior to adoption of FAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) to be classified as financing cash flows. The $17 tax benefit classified as a financing cash flow would have been classified as an operating cash flow if the Company had not adopted FAS 123(R).
      The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended October 31, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
October 31,
2005

Expected option term(1)	5.25 years
Expected volatility factor(2)	30%
Risk-free interest rate(3)	3.94%
Expected annual dividend yield	.7%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical weekly price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant of 5.25 years,

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
      The Company did not recognize compensation expense for employee stock option grants for the three months ended October 31, 2004, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.
      The Company has recognized compensation expense for its restricted stock grants. Upon adoption of SFAS 123(R), using the modified prospective method, the Company recognized a benefit of $181 ($120 after tax) as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company’s restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company’s unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)
      The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended October 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Three Months Ended
October 31,
2004

Net income from continuing operations, as reported:	$1,478
Add: Employee compensation expense for options included in reported net income	472
Less: Total employee compensation expense for options determined under the fair value method	(1,199)

Pro forma net income from continuing operations	$751

Earnings per share from continuing operations:
Basic — as reported	$0.11
— pro forma	0.06
Diluted — as reported	$0.11
— pro-forma	0.05
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
October 31,
2004

Expected term	5 years
Volatility	40%
Risk-free interest rate	3.23%
Dividend yield	.8%

Stock Incentive Plans
      At October 31, 2005, the Company had two key employee stock option plans (one of which has lapsed as to the granting of options), two key employee stock bonus plans, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.
      Options granted under the two key employee stock option plans generally become exercisable in installments commencing no earlier than two years from the date of grant and ending no later than six years from the date of grant. Unexercised options expire up to seven years from date of grant. Options issued under the plans are non-qualified options or incentive stock options and are issued at prices of not less than 100% of the fair market value of the common stock at the date of grant. Options granted under the two non-employee director stock option plans become exercisable in equal installments over three years commencing one year from the date of grant and remain exercisable for ten years from the date of grant. Options issued under the plans are non-qualified options and are issued at prices of 100% of the fair market value of the common stock at the date of grant.
      Under the Company’s key employee stock bonus plans, restricted common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)
under the stock bonus plans may not dispose or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans generally vest in four equal installments beginning in the third year from the date of grant.
      Under the employee stock purchase plan, eligible participants are granted options to purchase the Company’s common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted, and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six-month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding value of $25 during each calendar year.
      The fair value of each option granted under the employee stock purchase plan was estimated on the expected grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
October 31,
2005

Expected term	.5 years
Volatility	25%
Risk-free interest rate	3.94%
Dividend yield	.7%
      At October 31, 2005, 993,039 shares were reserved for grant under the above stock option, bonus and purchase plans.
      The following table sets forth the stock option transactions from July 31, 2004 to the present:

				Restricted Stock
	Options Outstanding			Grants Outstanding

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Grant Date
	Shares	Price	Term	Shares	Fair Value

Outstanding at July 31, 2005	678,324	41.71	4.31	188,345	43.36
Granted	13,600	48.54
Exercised	(20,201)	37.20
Vesting of restricted stock				(2,833)	51.27
Cancelled	(3,000)	46.92
Outstanding at October 31, 2005	668,723	41.96	4.17	185,512	43.48

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at October 31, 2005:

	Options Outstanding			Vested Options

		Weighted			Weighted
	Number of	Average of	Weighted		Average
	Shares	Remaining	Average	Number	Exercise
Range of Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Price

$27.75 - $40.39	215,914	2.79	$36.88	163,152	$35.99
40.95 - 42.04	177,500	5.52	41.33	24,251	41.19
42.48 - 47.00	170,559	3.83	43.73	90,299	43.62
48.54 - 52.20	104,750	5.25	50.58	20,745	51.09

27.75 - 52.20	668,723	4.17	41.96	298,447	39.77
      The following table summarizes the status of the Company’s non-vested options since July 31, 2005:

			Non-Vested Restricted
			Stock Grants
	Non-Vested Options
				Weighted
		Weighted		Average
	Number of	Average	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at July 31, 2005	425,409	16.97	188,345	43.36
Granted	13,600	15.53
Vested	(65,983)	16.88	(2,833)	51.27
Forfeited	(2,750)	17.63

Non-vested at October 31, 2005	370,276	16.91	185,512	43.48

      As of October 31, 2005, there was $8,668 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 4.5 years.
      Cash received from option exercises under all share based payment arrangements for the quarter ended October 31, 2005 was $770. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $53.

4.	Restructuring and asset impairment charges:
      During the three months ended October 31, 2005, the Company recorded restructuring and asset impairment charges as an operating expense in the Company’s Unaudited Consolidated Statements of Operations as follows:

Three Months Ended
October 31,
2005

Medical Technology Products:
Medical Imaging Products:
PhotoDetection Systems, Inc.	$216
Corporate and other:
SKY Computers, Inc.	809

Total	$1,025

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)

PhotoDetection Systems Inc.
      On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems Inc. (“PDS”) of Acton Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Positron Tomography, a rapidly growing medical diagnostic imaging modality. Since the second quarter of fiscal year 2005, the Company had been accounting for this investment under the cost method of accounting in accordance with EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”. The Company reviewed this investment for other-than-temporary impairment in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Security” and determined that at October 31, 2005, its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $216 in the quarter ended October 31, 2005. At October 31, 2005, the Company’s investment in PDS was recorded, net of impairment charges, at $0 value.

SKY Computers, Inc.
      In September 2005, the Company announced a plan to restructure the business operations of its wholly-owned subsidiary, SKY Computers, Inc.. The decision to restructure SKY was based on continued lower than expected sales. SKY’s manufacturing and service capability will be maintained in order to service its commitments to its existing customers. The restructuring plan involves (1) the termination of approximately 36 employees most of whom have been engaged in product development, sales, and administrative activities; (2) the write-down of certain capital assets; and (3) the write-down of certain inventory. The severance and the write-down of capital assets charges have been recorded within the operating expenses in the Unaudited Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges” while the write-down of inventory is recorded in the Unaudited Consolidated Statements of Operations within product cost of sales. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit Disposal Activities,” these charges are recorded when a liability is incurred.
      A summary of the charges is as follows:

	Three Months Ended October 31, 2005

	Involuntary	Capital Assets		Inventory
	Employee Severance	Abandoned	Sub-Total	Impairment	Total

Expenses:
Cash expensed	$15	$—	$15	$—	$15
Accrual/non-cash	484	310	794	1,179	1,973

Total expense	$499	$310	$809	$1,179	$1,988

      The Company estimates that an additional $404 of personnel-related charges for separate employees who have minimum retention periods of more than 60 days will be incurred and recorded as period costs, during the remainder of fiscal year 2006, which represents the future service period. The cash expenditures subsequent to the quarter ended October 31, 2005 will approximate $888 in personnel-related charges.
      These restructuring and asset impairment charges are related to the Corporate and other segment.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)

5.	Balance sheet information:
      Additional information for certain balance sheet accounts is as follows for the dates indicated:

	October 31,	July 31,
	2005	2005

Inventories:
Raw materials	$40,070	$37,461
Work-in-process	16,589	15,275
Finished goods	11,850	10,868

	$68,509	$63,604

Accrued liabilities:
Accrued employee compensation and benefits	$9,896	$9,817
Accrued warranty	4,186	4,057
Other	4,270	5,746

	$18,352	$19,620

Advance payments:
Long-lead time components(A)	$—	$6,170
Ramp-up funds	475	475
Customer deposits	838	1,628

	$1,313	$8,273

(A)	Long-lead time components represents advance payments received from L-3 Communications based on certain orders received for the Company’s EXACT systems.

6.	Investments in and advances to affiliated companies:
      Summarized results of operations of the Company’s partially owned equity affiliates, Shenzen Anke High-Tech Co. Ltd. (“SAHCO”) for the three months ended October 31, 2005 and 2004, and Cedara Software Corporation for the three months ended October 31, 2004 are as follows:

	Three Months Ended
	October 31,

	2005	2004

Net revenue	$3,830	$13,412
Gross margin	1,352	8,964
Income (loss) from operations	(909)	937
Net income (loss)	(1,214)	1,116

7.	Intangible assets:
      Intangible assets at October 31, 2005 and July 31, 2005, which will continue to be amortized, consisted of the following:

	October 31, 2005			July 31, 2005

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual Property	$8,264	$4,971	$3,293	$8,264	$4,576	$3,688

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)
      Amortization expense related to acquired intangible assets was $405 and $402 for the three months ended October 31, 2005 and 2004, respectively. Amortization lives of intangibles range from two to five years.
      The estimated future amortization expense related to intangible assets in the current fiscal year, and each of the three succeeding fiscal years, is expected to be as follows:

2006 (Remaining nine months)	$1,230
2007	1,643
2008	399
2009	21

$3,293

8.	Net income per share:
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
      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	October 31,

	2005	2004

Income from continuing operations	$1,063	$1,478
Income (loss) from discontinued operations, net of tax	159	(1,313)
Cumulative effect of change in accounting principle, net of tax	120	—

Net income	$1,342	$165

Weighted average number of common shares outstanding-basic	13,631	13,521
Effect of dilutive securities:
Stock options and restricted stock	103	25

Weighted average number of common shares outstanding-diluted	13,734	13,546

Basic earnings (loss) per share:
From continuing operations	$.008	$0.11
From discontinued operations	0.01	(0.10)
Cumulative effect of change in accounting principle	0.01	—

	$0.10	$0.01

Diluted earnings (loss) per share:
From continuing operations	$0.08	$0.11
From discontinued operations	0.01	(0.10)
Cumulative effect of change in accounting principle	0.01	—

	$0.10	$0.01

Anti-dilutive shares related to outstanding stock options	303	469

9.	Dividends:
      The Company declared a dividend of $.08 per common share on September 20, 2005, payable on October 18, 2005 to shareholders of record on October 4, 2005.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)

10.	Comprehensive income:
      Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated Statement of Stockholders’ Equity. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended
	October 31,

	2005	2004

Income from continuing operations	$1,063	$1,478
Income (loss) from discontinued operations, net of tax	159	(1,313)
Cumulative effect of change in accounting principle, net of tax	120	—

	1,342	165
Other comprehensive income (loss), net of taxes:
Unrealized losses from marketable securities, net of tax benefit of $22 and $52, for the three months ended October 31, 2005 and 2004, respectively	(35)	(81)
Foreign currency translation adjustment, net of tax benefit of $182 and taxes of $976 for the three months ended October 31, 2005 and 2004, respectively	(211)	1,490

Total comprehensive income	$1,096	$1,574

11.	Supplemental disclosure of cash flow information:
      Changes in operating assets and liabilities, net of the impact of acquisitions, from continuing operations are as follows:

	Three Months Ended
	October 31,

	2005	2004

Accounts and notes receivable	$5,151	$4,071
Refundable income taxes	(4,918)	—
Accounts receivable from affiliates	(26)	88
Inventories	(6,059)	(31)
Costs related to deferred revenue	388	103
Other current assets	(379)	(390)
Other assets	5	3
Accounts payable, trade	5,741	2,079
Accrued liabilities	(1,238)	(241)
Advance payments and deferred revenue	(5,609)	6,980
Accrued income taxes	(3,327)	(10)

Net changes in operating assets and liabilities	$(10,271)	$12,652

12.	Taxes:
      The effective tax rate for continuing operations for the first quarter of fiscal 2006 and fiscal 2005 was 30.3% and 16.5% respectively. The effective tax rate for discontinued operations for the first quarter of fiscal 2006 and fiscal 2005 was 44.2% and 17.3% respectively. The higher effective rates in fiscal 2006 are largely the result of higher income, non-deductible incentive stock option expense, and reductions in the amount of federal and state research and development credits.

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)

13.	Segment information:
      The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of two reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems.
      The Company’s Corporate and Other represents the Company’s hotel business, net interest income, and other Company operations, primarily analog to digital (A/ D) converters and supporting modules, and embedded multi-processing equipment, which do not meet the materiality requirements for separate disclosure. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2005.
      Previously Camtronics had been reported as a separate segment. Prior to the end of the quarter, the Company’s board of directors approved an agreement to sell Camtronics, and as a result, the Company is reporting Camtronics as discontinued operations. On November 1, 2005 the Company sold its Camtronics operating segment to better focus on its other core lines of business. See Note 2 of Notes to Unaudited Consolidated Financial Statements.
      The table below presents information about the Company’s reportable segments.

	Three Months Ended
	October 31,

	2005	2004

Revenues:
Medical technology products from external customers:
Medical imaging products	$46,315	$43,216
B-K Medical	14,885	16,341

	61,200	59,557
Security technology products from external customers	19,866	10,152
Corporate and other	5,344	5,421

Total	$86,410	$75,130

Income (loss) from continuing operations before income taxes and cumulative effects of change in accounting principle:
Medical technology products:
Medical imaging products	$(2,606)	$(1,145)
B-K Medical	(761)	1,153

	(3,367)	8
Security technology products	4,808	1,251
Corporate and other	84	512

Total	$1,525	$1,771

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)

	October 31,	July 31,
	2005	2005

Identifiable assets:
Medical imaging products	$113,714	$106,947
B-K Medical	67,934	71,143
Security technology products	16,736	15,497
Corporate and other(A)	254,266	261,179

Total assets from continuing operations	452,650	454,766
Assets of discontinued operations	41,364	41,939

Total	$494,014	$496,705

(A)	Includes cash equivalents and marketable securities of $191,847 at October 31, 2005, and $195,321 and at July 31, 2005.

14.	Commitments and guarantees:
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
      Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of October 31, 2005.
      In November 2002, the Financial Accounting Standard Board (“FASB”) issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Other, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company determined are within the scope of FIN 45.
      The Company’s standard original equipment manufacturing and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some

ANALOGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS — (Continued)
instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2005.
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
      The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended
	October 31,

	2005	2004

Balance at the beginning of the period	$4,057	$4,053
Accrual for warranties issued during the period	644	705
Accrual related to pre-existing warranties (including changes in estimate)	795	617
Settlements made in cash or in kind during the period	(1,310)	(1,121)

Balance at the end of the period	$4,186	$4,254

15.	Subsequent events:
      On December 8, 2005, the Company announced that its Board of Directors, on December 6, 2005, declared a dividend of $.10 per common share payable on January 3, 2006 to shareholders of record on December 20, 2005.
      On November 1, 2005, Emageon Inc. (“Emageon”) purchased from the Company all of the outstanding shares of capital stock of Camtronics Medical Systems, Ltd. (“Camtronics”), a supplier of cardiovascular information management and hemodynamic monitoring technology and a wholly-owned subsidiary of the Company, pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated as November 1, 2005, between the Company and Emageon. The aggregate purchase price paid for all of the outstanding shares of capital stock of Camtronics was $40,000. The Stock Purchase Agreement contains customary representations, warranties, and indemnities. The Company expects to record a gain from this transaction in the quarter ending January 31, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
      All dollar amounts in this Item 2 are in thousands except per share data.
      The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See separate section entitled “Risk Factors.”
Summary
      The following is a summary of the areas that management believes are important in understanding the results of the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the unaudited consolidated financial statements and notes that appear elsewhere in this document.
      On September 28, 2005, the Company decided to restructure the business operations of its wholly-owned subsidiary, Sky Computers Inc. (“Sky”). The decision to restructure Sky was based on continued lower than expected sales. During the three months ended October 31, 2005 the Company recorded restructuring costs of $499 for severance, $310 for capital assets impairment and $1,179 write-down of inventory.
      On November 1, 2005, the Company sold its wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) for $40,000 in cash. The Company sold its Camtronics operating segment to better focus on its other core lines of business. As part of the terms of the definitive agreement, the Company retained all of the cash and inter-company balances as of the closing date. Revenues for Camtronics for the three months ended October 31, 2005 and 2004 were $11,495 and $8,961, respectively. The results of discontinued operations for the three months ending October 31, 2005 and 2004 for Camtronics were a net income of $159 and a net loss of $1,313, respectively. The Company expects to recover all of its net assets sold and expects to record a gain on the transaction effective upon consummation on November 1, 2005.
      Net sales from continuing operations for the first quarter ended October 31, 2005 were $11,280 or 15% higher than the same period last year, primarily due to an increase in the sale of EXACT systems, increased demand for the Company’s 64 slice data acquisition systems, partially offset by lower digital x-ray systems mainly to one OEM customer. Gross margin for the quarter ended October 31, 2005 was 35.1% versus 37.0% for the same period last year. The reduction in gross margin was primarily due to higher margin customer funded projects in the prior year. Current year margin has been negatively impacted by expected losses on customer funded projects. Total operating expenses increased $2,462 over the same period last year, primarily due to increased personnel and related costs to support product development, which continues to be focused on developing new generations of medical imaging equipment, including Computed Tomography systems and an extended family of multi-slice CT data acquisition systems, and a number of security systems projects; restructuring and asset impairment charges associated with Sky Computers operation; and expenses associated with share-based payments in connection with the adoption of SFAS 123(R) on August 1, 2005. Basic and diluted earnings per share from continuing operations decreased by $0.03 per share over the same period late year. The Company’s cash, cash equivalent and marketable securities decreased $2,344 from July 31, 2005, primarily due to estimated tax payments.

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
      For business units that sell software licenses or products in which the software is considered more than incidental, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regard to installation or implementation remain, fees are fixed or determinable, collectibility is probable, and customer acceptance, when applicable, is obtained. We allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contracted maintenance term.
      As it relates to services, Camtronics may also provide services that vary depending on the scope and complexity requested by the customer. Examples of such services include additional database consulting, systems configuration, project management, interfacing to existing systems, and network consulting. Services generally are not deemed to be essential to the functionality of the software. If Camtronics has VSOE for the services, the timing of the software license revenue is not impacted. If the Company does have VSOE, service revenue is recognized as the services are performed. Camtronics commonly performs services for which the Company does not have VSOE; accordingly, the software license revenue is deferred until the services are completed.

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

Intangible Assets and Other Long-Lived Assets
      Intangible assets consist of: intellectual property, licenses, and capitalized software. Other long-lived assets consist primarily of property, plant, and equipment. These assets are reviewed for impairment annually in the first quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on the Company’s results of operations.

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
Results of Operations

Three Months Ended October 31, 2005 vs. Three Months Ended October 31, 2004
      Product revenue for the three months ended October 31, 2005 was $79,721 compared to $67,125 for the same period last year, and increase of $12,596 or 19%. The increase in product revenue was primarily due to increased sales of Security Technology Products of $11,183 or 146%, related to increased units of the EXACT systems shipped in the current period versus last year, and increased sales of Medical Technology Products of $1,594 or 3%, primarily due to increased demand for the Company’s data acquisition and computed tomography systems and subsystems, partially offset by lower demand for the Company’s digital x-ray and ultrasound systems.
      Engineering revenue for the three months ended October 31, 2005 was $3,812 compared to $5,240 for the same period last year, a decrease of $1,428 or 27%. The decrease was primarily due to a reduction in certain customer funded projects.
      Other revenue of $2,877 and $2,765 represents revenue for the hotel operations for the three months ended October 31, 2005 and 2004, respectively.
      Product gross margin was $30,719 for the three months ended October 31, 2005 compared to $25,277 for the same period last year. Product gross margin as a percentage of product revenue was 38.5% and 37.7% for the three months ended October 31, 2005 and 2004, respectively. The increase was primarily due to higher sales of security technology products, which have a higher margin than most of the other Company’s products, partially offset by the effect of the write-down of certain inventory of SKY Computers of $1,179.
      The engineering gross margin was negative $1,921 for the three months ended October 31, 2005 as compared to a positive gross margin of $1,178 for the same period last year. The negative margin was primarily a result of a determination that estimated costs at completion of a TSA contract will exceed the funded amount of the contract by approximately $2,000. The positive margin for the three months ended October 31, 2004 was primarily due to sale of a license of intellectual property to the Company’s affiliate SAHCO for which there was no cost.
      Research and product development expenses were $13,027 for the three months ended October 31, 2005 or 15.1% of total revenue compared to $11,674, or 15.5% of total revenue for the same period last year. The increase of $1,353 was primarily due to increased personnel and related costs to support product development, which continues to be focused on developing new generations of medical imaging equipment, including Computed Tomography (“CT”) systems and an extended family of multi-slice CT data acquisition systems, and projects for security systems, including expenses associated with share-based payments in connection with the adoption of SFAS 123(R).
      Selling and marketing expenses were $7,354 for the three months ended October, 31, 2005, or 8.5% of total revenue, as compared to $6,719, or 8.9% of total revenue for the same period last year. The increase of $635 consists primarily of salaries and other related costs for additional sales and marketing personnel, travel, and trade show participations.
      General and administrative expenses were $8,664 for the three months ended October 31, 2005 or 10.0% of total revenue, compared to $9,215 or 12.3% of total revenue for the same period last year. The decrease of $551 was primarily attributable to legal expenses incurred last year for the L-3 litigation and the Camtronics subsidiary review of certain transactions for revenue recognition costs, and a real estate tax abatement rebate received during the first quarter of fiscal year 2006. These reductions were partially offset by expenses associated with share-based payments in connection with the adoption of SFAS 123(R).

      Restructuring and asset impairment charges were $1,025 for the three months ended October 31, 2005, related to PDS impairment charges of $216 based on the net realizable value of the Company’s investments, and $809 for severance costs and certain write-downs of capital assets for the restructuring of Sky Computers.
      Interest income was $2,033 for the three months ended October 31, 2005 compared with $864 for the same period last year. The increase was primarily due to higher effective interest rates on higher invested cash balances.
      The Company recorded an equity loss in unconsolidated affiliates of $570 related to SAHCO for the three months ended October 31, 2005 versus an equity gain of $127 for the sane period last year. The equity gain for the same period last year was due to equity gain of $318 related to SAHCO offset by an equity loss of $191 reflecting the Company’s share of equity in Cedara.
      Other expense was $157 for the three months ended October 31, 2005 compared to other income of $608 for the same period last year. Other expenses and other income consisted predominantly of foreign currency exchange gains or losses incurred by the Company’s Canadian and Danish subsidiaries.
      The effective tax rate for continuing operations for the first quarter of fiscal 2006 and fiscal 2005 was 30.3% and 16.5% respectively. The higher effective rate in fiscal 2006 is largely the result of higher income, non-deductible incentive stock option expense, and reductions in the amount of federal and state research and development credits.
      Net income from continuing operations was $1,063 for the three months ended October 31, 2005 compared to $1,478 for the same period last year. Basic and diluted earnings per share from continuing operation were $0.08 and $0.11 for the first quarter ended October 31, 2005 and 2004, respectively.
Liquidity and Capital Resources
      Cash and cash equivalents and marketable securities totaled $218,110 and $220,454 at October 31, 2005 and July 31, 2005. The Company’s balance sheet reflects a current ratio of 4.3 to 1 at October 31, 2005 compared to 4.1 to 1 at July 31, 2005. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company’s debt to equity ratio was .23 to 1 at October 31, 2005 and .24 to 1 at July 31, 2005. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.
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
      The carrying amounts reflected in the Unaudited Consolidated Balance Sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2005, due to the short maturities of these instruments.
      The Company maintains a bond investment portfolio of various issuers, types, and maturities. This portfolio is classified on the balance sheet as either cash and cash equivalents or marketable securities, depending on the length of time to maturity from original purchase. Cash equivalents include all highly liquid investments primarily invested in US treasury and US government agency securities with maturities of six months or less from the time of purchase. Investments having maturities from the time of purchase in excess of six months are stated at amortized cost, which approximates fair value, and are classified as available for sale. A rise in interest rates could have an adverse impact on the fair value of the Company’s investment portfolio. The Company does not currently hedge these interest rate exposures.

      Net cash provided by operating activities was $2,085 for the quarter ended October 31, 2005, including $1,700 by continuing operations and $385 by discontinued operations. The cash flow generated by continuing operations from operating activities of $1,700 for the first quarter ended October 31, 2005, was primarily due to net income, depreciation and amortization, non-cash impact of asset impairment charges, and higher receivable collections; partially offset by lower advance payments received primarily related to orders for the EXACT systems, and payment for income taxes.
      Net cash used for investing activities was $2,681 for the quarter ended October 31, 2005, including $2,203 by continuing operations and $478 by discontinued operations. Net cash used by continuing operations for investing activities was primarily due to capital expenditures of $3,168, partially offset by $1,360 proceeds from maturities of marketable securities.
      Net cash used for financing activities for the quarter ended October 31, 2005, was $291 for continuing operations and $0 for discontinued operations. Net cash used for continued operations for financing activities consisted primarily of $1,106 for dividends paid to stockholders, partially offset by $798 of cash received from the issuance of stock pursuant to the Company’s employee stock options plans.
      The Company’s contractual obligations at October 31, 2005, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less			More
		Than			Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases	$6,431	$1,483	$2,040	$1,429	$1,479
Purchasing obligations	38,434	33,647	4,787	—	—

	$44,865	$35,130	$6,827	$1,429	$1,479

      The Company currently has approximately $23,500 in revolving credit facilities with various banks available for direct borrowings. As of October 31, 2005, there were no direct borrowings.

New Accounting Pronouncements
      In June 2005, Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal years beginning after May 31, 2005. The adoption of FAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations
      In December 2004, the FASB issued Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 in the first quarter of fiscal 2006. The adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

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
Forward-Looking Statements
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

		Year Ended July 31,
	October 31,
	2005	2005	2004	2003

L-3 Communications	22%	16%	9%	47%
Toshiba	16%	15%	14%	7%
Siemens	11%	9%	10%	5%
General Electric	9%	10%	9%	7%
Philips	6%	7%	8%	4%
Ten largest customers as a group	75%	66%	68%	81%

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
      All dollar amounts in this Item 3 are in thousands.
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
      The Company maintains a bond investment portfolio of various issuers, types, and maturities with high credit quality issuers. Cash and cash equivalents not required for working capital purposes are primarily invested in US treasury and US government agency securities, with original maturities of six months or less. Investments having original maturities in excess of six months are stated at fair value, and are classified as available for sale. Total interest income for the period ended October 31, 2005 was $2,033. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures
      The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
      The Company has evaluated the effectiveness of its disclosure controls and procedures as of October 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out by management, with the participation of the chief executive officer and chief financial officer. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of October 31, 2005 because of a material weakness in the Company’s internal control over financial reporting.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of October 31, 2005, the Company had a material weakness in its internal control over financial reporting in that it did not maintain effective controls over software revenue and related deferred revenue. Specifically, the Company’s review and approval controls over the completeness and accuracy of revenue and deferred revenue under multiple-element software arrangements at its Camtronics Medical Systems, Ltd. subsidiary, which was sold by the Company subsequent to October 31, 2005, were ineffective to ensure revenues were recorded in the correct period. Please refer to Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 for a further description of this material weakness in internal control over financial reporting.
      As a result of this material weakness, management performed additional procedures designed to ensure that the Company’s consolidated financial statements contained in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles.
      The Company’s management has taken significant actions to remediate the material weakness in its internal control over financial reporting as reported in Form 10-K. Summarized below are the remediation measures that the Company has initiated through October 31, 2005.

Quarter Ended January 31, 2005

•	Appointment of a President of Camtronics, succeeding the former President who left the employ of the Company.

•	Appointment of a Controller, replacing Camtronics’ Vice President and Controller who left the employ of the Company.

•	All subsidiary Controllers, who formerly reported to subsidiary General Managers, also now report directly to the Company’s corporate finance organization.

•	Detailed quarterly review of all software revenue transactions by the Company’s corporate finance organization.

Quarter Ended April 30, 2005

•	Reviewed and revised, as required, Camtronics’ software revenue recognition policies, procedures, and processes to ensure compliance with SOP 97-2.

•	Conducted periodic internal audit reviews of Camtronics’ business practices and software revenue recognition policies and procedures.

•	Conducted software revenue recognition training for all Camtronics’ personnel who have responsibility for generating, administering, and recording software revenue.

Quarter Ended July 31, 2005

•	Completed SOP 97-2 revenue contract checklists for all Camtronics’ recognized system revenue transactions.

•	Completed revenue cycle narratives and the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Matrices for Camtronics’ software revenue cycles. All key controls were identified, documented, and tested during the quarters ended April 30, 2005 and July 31, 2005 to ensure internal controls functioning in compliance with stated policies and procedures.

•	Reviewed and revised Camtronics’ customer order forms, contracts, and invoices, where required to ensure terms and conditions were aligned with the revenue recognition requirements set forth in SOP 97-2.

•	Reorganized Camtronics’ customer contract files to ensure that all documentation is present to support each revenue transaction.

•	Implemented requirement that Camtronics’ salespersons to sign letters representing that all terms and conditions of the order with the customer have been disclosed to the company and included in the customer file.

•	Implemented requirement that the President and Controller of Camtronics, on a quarterly basis, contact each customer with recognized system revenues in the quarterly period in excess of $100,000 and complete a standardized checklist for the purpose of obtaining assurances from the customer that it has received and fully accepted all hardware, software, and other related services in accordance with the terms and conditions of the customer’s order.

Quarter Ended October 31, 2005

•	Implemented additional controls over the analysis of deferred revenue and the timing of revenue recognition of these amounts.
      While these remediation measures have improved the design effectiveness of the internal control over financial reporting, not all of the newly designed controls were operating effectively at October 31, 2005 and not all had operated for a sufficient period of time prior to October 31, 2005 to demonstrate operating effectiveness.
      There were no changes to the Company’s internal control over financial reporting, other than the changes discussed above, during the first quarter ended October 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      All dollar amounts in this Item 2 are in thousands, except per share data
      The Company has a Key Employee Stock Option Plan dated June 11, 1998 (as amended). From August 1, 2005 through October 14, 2005, a total of 7,439 shares of common stock of the Company were issued and sold by the Company under this Plan, at an average exercise price of $38.24 per share or $284 in total. The Company recently discovered that none of such shares were registered under the Securities Act of 1933 and that the sales of such shares were likely made in contravention of the registration requirements of Section 5 of the Securities Act. The Company filed a registration statement on Form S-8 on October 14, 2005 covering all remaining shares issuable under such Plan.
      On June 7, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to $25,000 of the Company’s common stock in the public market or in privately negotiated transactions. The stock repurchase will be funded using the Company’s working capital and is expected to be completed during fiscal 2006. As of October 31, 2005, the Company had not repurchased any of its common stock under this program.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

/s/ John W. Wood Jr.

John W. Wood Jr.
President and Chief Executive Officer
(Principal Executive Officer)
Date: December 12, 2005

/s/ John J. Millerick

John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: December 12, 2005

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended