Form 10-Q
period 2006-01-31
ANALOGIC CORP
filed 2006-03-13
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The number of shares of Common Stock outstanding at February 28, 2006 was 13,839,615.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	January 31,	July 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$238,455	$208,116
Marketable securities, at fair value	6,834	12,338
Accounts and notes receivable, net of allowance for doubtful accounts of $1,152 at January 31, 2006, and $1,973 at July 31, 2005	57,876	50,978
Inventories	70,227	63,604
Costs related to deferred revenue	1,059	1,300
Refundable and deferred income taxes	12,864	11,657
Other current assets	6,866	6,729
Current assets of discontinued operations (Note 2)	—	41,939

Total current assets	394,181	396,661

Property, plant and equipment, net	79,572	79,442
Investments in and advances to affiliated companies	722	983
Capitalized software, net	8,219	8,463
Intangible assets, net	2,895	3,688
Other assets	5,043	5,579
Deferred income taxes	2,854	1,889

Total Assets	$493,486	$496,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$20,209	$20,833
Accrued liabilities	20,116	19,802
Deferred revenue	6,734	6,114
Advance payments	1,315	8,273
Accrued income taxes	13,436	11,167
Current liabilities of discontinued operations (Note 2)	—	30,445

Total current liabilities	61,810	96,634

Long-term liabilities:
Deferred income taxes	1,060	914

Total long-term liabilities	1,060	914

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	692	691
Capital in excess of par value	52,965	47,081
Retained earnings	373,495	348,499
Accumulated other comprehensive income	3,464	2,886

Total stockholders’ equity	430,616	399,157

Total Liabilities and Stockholders’ Equity	$493,486	$496,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net revenue:
Product	$91,964	$70,995	$171,685	$138,120
Engineering	6,119	3,169	9,931	8,409
Other	1,928	1,946	4,805	4,711

Total net revenue	100,011	76,110	186,421	151,240

Cost of sales:
Product	53,674	43,216	102,676	85,064
Engineering	4,109	3,480	9,842	7,542
Other	1,192	1,280	2,578	2,718

Total cost of sales	58,975	47,976	115,096	95,324

Gross margin	41,036	28,134	71,325	55,916

Operating expenses:
Research and product development	14,149	13,219	27,176	24,893
Selling and marketing	7,274	7,803	14,628	14,522
General and administrative	9,637	9,305	18,301	18,520
Restructuring and asset impairment charges	503	947	1,528	947

Total operating expenses	31,563	31,274	61,633	58,882

Income (loss) from operations	9,473	(3,140)	9,692	(2,966)

Other (income) expense:
Interest income	(2,469)	(1,021)	(4,502)	(1,885)
Interest expense	—	—	—	2
Equity (gain) loss in unconsolidated affiliates	(115)	350	455	223
Other	(199)	4	(42)	(604)

Total other (income) expense	(2,783)	(667)	(4,089)	(2,264)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	12,256	(2,473)	13,781	(702)
Provision (benefit) for income taxes	3,159	(427)	3,621	(134)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	9,097	(2,046)	10,160	(568)
Income (loss) from discontinued operations (net of income tax provision (benefit) of $133 and ($141) for the three and six months ended January 31, 2005, and $126 for the six months ended January 31, 2006)	—	(1,664)	159	(2,977)
Gain on disposal of discontinued operations (net of income tax of $9,104)	20,640	—	20,640	—
Cumulative effect of change in accounting principle (net of income tax of $61)	—	—	120	—

Net income (loss)	$29,737	$(3,710)	$31,079	$(3,545)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.67	$(0.15)	$0.75	$(0.04)
Income (loss) from discontinued operations, net of tax	—	(0.12)	0.01	(0.22)
Gain on disposal of discontinued operations, net of tax	1.51	—	1.51	—
Cumulative effect of change in accounting principle, net of tax	—	—	0.01	—

Net income (loss)	$2.18	$(0.27)	$2.28	$(0.26)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.66	$(0.15)	$0.74	$(0.04)
Income (loss) from discontinued operations, net of tax	—	(0.12)	0.01	(0.22)
Gain on disposal of discontinued operations, net of tax	1.50	—	1.50	—
Cumulative effect of change in accounting principle, net of tax	—	—	0.01	—

Net income (loss)	$2.16	$(0.27)	$2.26	$(0.26)

Weighted average shares outstanding:
Basic	13,625	13,545	13,628	13,534
Diluted	13,799	13,545	13,766	13,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	January 31,
	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$31,079	$(3,545)
Less:
Income (loss) from discontinued operations	159	(2,977)
Gain on disposal of discontinued operations	20,640	—

Income (loss) from continuing operations and cumulative effect of change in accounting principle	10,280	(568)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,651	(505)
Depreciation and amortization	8,056	8,150
Cumulative effect of change on accounting principle	(120)	—
Allowance for doubtful accounts	50	129
Gain on sale of property, plant, and equipment	(20)	(5)
Equity loss in unconsolidated affiliates	455	224
Equity loss in unconsolidated affiliate classified as research and product development expense	—	759
Restructuring and asset impairment charges	2,707	947
Share-based compensation expense	1,703	1,049
Excess tax benefit from share-based compensation	(100)	—
Net changes in operating assets and liabilities (Note 11)	(32,222)	(1,139)

NET CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS	(6,560)	9,041
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	1,898	4,406

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(4,662)	13,447

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(687)	(1,113)
Additions to property, plant and equipment	(6,199)	(5,085)
Proceeds from the sale of Camtronics	38,906	—
Capitalized software	(439)	(2,437)
Proceeds from the sale of property, plant and equipment	135	25
Maturities of marketable securities	5,400	10,335

NET CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS	37,116	1,725
NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS	—	(1,353)

NET CASH PROVIDED BY INVESTING ACTIVITIES	37,116	372

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	4,188	172
Excess tax benefit from share-based compensation	100	—
Purchase of common stock	(3,883)	—
Dividends paid to shareholders	(2,487)	(2,190)

NET CASH USED FOR CONTINUING OPERATIONS	(2,082)	(2,018)
NET CASH USED FOR DISCONTINUED OPERATIONS	—	(743)

NET CASH USED FOR FINANCING ACTIVITIES	(2,082)	(2,761)

EFFECT OF EXCHANGE RATE CHANGES ON CASH OF CONTINUING OPERATIONS	(33)	(641)
EFFECT OF EXCHANGE RATE CHANGES ON CASH OF DISCONTINUED OPERATIONS	—	74

	(33)	(567)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,339	10,491
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,116	149,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$238,455	$160,040

Cash paid during the period for:
Income taxes, net	$10,028	$3,309
Interest	4	21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.	Basis of presentation:

The unaudited consolidated financial statements of Analogic Corporation (“the Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and six months ended January 31, 2006, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2006, or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2005, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 14, 2005. The consolidated balance sheet as of July 31, 2005 contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current period presentation.

2.	Discontinued operations:

On November 1, 2005, the Company sold its wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) for $40,000 in cash, and realized net cash of $38,906 after transactional costs. In the second quarter ended January 31, 2006, the Company recorded a net gain on the sale of Camtronics of $20,640, net of a tax provision of $9,104, or $1.50 per diluted share. In determining the gain, the Company also provided indemnification and tax liabilities of $1,102.

Prior to the sale, Camtronics had been reported as a separate segment. The Company sold its Camtronics operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been restated accordingly to reflect these operations as discontinued.

Revenues and net income (loss) for Camtronics for the three and six months ended January 31, 2006 and 2005 were as follows:

	Three Months Ended
	January 31,		Six Months Ended January 31,
	2006	2005	2006	2005

Total net sales	$—	$8,206	$11,495	$17,167
Net income (loss)	—	(1,664)	159	(2,977)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents a detailed listing of the current assets and current liabilities of discontinued operations:

July 31,
2005

Current assets of discontinued operations:
Accounts receivable, net	$5,635
Inventories	6,422
Costs related to deferred revenue	11,771
Deferred income taxes	3,271
Other current assets	651
Property, plant and equipment, net	8,112
Capitalized software, net	4,048
Goodwill	746
Intangible assets, net	1,283

$41,939

Current liabilities of discontinued operations:
Obligations under capital leases	$162
Account payable, trade	1,699
Accrued liabilities	2,684
Deferred revenue	22,667
Advance payments	1,950
Deferred income taxes	850
Accumulated other comprehensive income	433

$30,445

3.	Share-based payment:

Effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited consolidated statements of operations:

	Three Months Ended	Six Months Ended
	January 31, 2006	January 31, 2006

Cost of product sales	$36	$116
Research and product development	258	538
Selling and marketing	47	114
General and administrative	408	935

Share-based compensation expense before tax	749	1,703
Provision for income tax	191	357

Net share-based compensation expense	$558	$1,346

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended January 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended
January 31,
2006

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

The Company did not recognize compensation expense for employee stock option grants for the three and six months ended January 31, 2005, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01.

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and six months ended January 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Three Months Ended	Six Months Ended
	January 31,	January 31,
	2005	2005

Net loss from continuing operations, as reported:	$(2,046)	$(568)
Add: Employee compensation expense for restricted stock included in reported net income	475	923
Less: Total employee compensation expenses for options determined under the fair value method	(1,190)	(2,312)

Pro forma loss from continuing operations:	$(2,761)	$(1,957)

Loss per share from continuing operations:
Basic — as reported	$(0.15)	$(0.04)
— pro forma	(0.20)	(0.14)
Diluted — as reported	$(0.15)	$(0.04)
— pro forma	(0.20)	(0.14)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three and Six Months Ended
January 31,
2005

Expected term	5 years
Volatility	40%
Risk-free interest rate	3.23%
Dividend yield	.8%

Stock Incentive Plans

At January 31, 2006, the Company had two key employee stock option plans (one of which has lapsed as to the granting of options), two key employee stock bonus plans, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of each option granted under the employee stock purchase plan was estimated on the expected grant date using the Black-Scholes option pricing model with the following assumptions:

Three and Six Months Ended
January 31,
2006

Expected term	.5 years
Volatility	25%
Risk-free interest rate	3.94%
Dividend yield	.7%

At January 31, 2006, 1,020,315 shares were reserved for grant under the above stock option, bonus and purchase plans.

The following table sets forth the stock option and restricted stock transactions from July 31, 2005 to January 31, 2006:

				Restricted Stock
	Options Outstanding			Grants Outstanding
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Grant Date
	Shares	Price	Term (Years)	Shares	Fair Value

Outstanding at July 31, 2005	678,324	$41.71	4.31	188,345	$43.36
Granted	13,600	48.54
Exercised	(20,201)	37.20
Vesting of restricted stock				(2,833)	51.27
Cancelled	(3,000)	46.92
Outstanding at October 31, 2005	668,723	41.96	4.17	185,512	43.48
Granted	7,500	46.85		3,243	52.98
Exercised	(83,701)	37.77
Vesting of restricted stock				(14,875)	40.42
Cancelled	(42,575)	40.79		(3,750)	41.64
Outstanding January 31, 2006	549,947	42.75	4.24	170,130	43.80

During the three and six months ended January 31, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price and the price paid by the employee to exercise the options) was $1,648 and $1,974, respectively, and the total amount of cash received from the exercise of these options was $3,162 and $3,932, respectively. The total fair value of restricted stock grants that vested during the three and six months period ended January 31, 2006 was $822 and $967, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at January 31, 2006:

	Options Outstanding			Vested Options
		Weighted Average	Weighted		Weighted
	Number of	of Remaining	Average		Average
	Shares	Contract Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$29.31 - $40.95	148,237	2.93	$37.65	98,737	$36.57
40.98 - 42.04	152,050	5.52	41.38	16,676	41.48
42.48 - 47.00	144,660	3.61	43.79	94,443	43.58
48.54 - 52.20	105,000	5.11	50.48	20,295	51.17

29.31 - 52.20	549,947	4.24	42.75	230,151	41.09

The total grant date fair value of stock options that vested during the three months ended January 31, 2006 was approximately $3,317 with a weighted average remaining contractual term of 3.15 years.

The following table summarizes the status of the Company’s non-vested options since July 31, 2005:

	Non-Vested Options
		Weighted
	Number of	Average Fair
	Shares	Value

Non-vested at July 31, 2005	425,409	$16.97
Granted	13,600	15.53
Vested	(65,983)	16.88
Forfeited	(2,750)	17.63

Non-vested at October 31, 2005	370,276	16.91
Granted	7,500	14.87
Vested	(30,205)	18.86
Forfeited	(27,775)	16.32

Non-vested January 31, 2006	319,796	16.76

As of January 31, 2006, there was $8,891 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock bonus plans. That cost is expected to be recognized over a weighted-average period of 4.6 years. The Company amortizes stock-based compensation on the straight-line method. The Company has adopted the “long-form method” for the caìlculation of the Windfall Pool as prescribed by paragraph 81 of SFAS 123(R).

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $307 and $377 for the three and six months ended January 31, 2006.

4.	Restructuring and asset impairment charges:

The Company recorded restructuring and asset impairment charges as an operating expense in the Company’s Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Medical Imaging Products:
Shenzhen Anke High-Tech Co. Ltd (SAHCO)	$275	$—	$275	$—
PhotoDetection Systems, Inc.	—	947	216	947
Corporate and other:
SKY Computers, Inc.	228	—	1,037	—

Total	$503	$947	$1,528	$947

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shenzhen Anke High-Tech Co. Ltd. (SAHCO)

The Company has a 44.6% equity interest in SAHCO located in the People’s Republic of China. The Company reviewed this investment for other-than-temporary impairment in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Security” and determined that at January 31, 2006, its investment in SAHCO was impaired based on its current fair value. At January 31, 2006, the Company recorded an asset impairment charge related to this investment of $275 which represented the Company’s book value.

PhotoDetection Systems Inc.

On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Positron Tomography, a rapidly growing medical diagnostic imaging modality. Since the second quarter of fiscal year 2005, the Company had been accounting for this investment under the cost method of accounting in accordance with EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Then Common Stock”. The Company reviewed this investment for other-than-temporary impairment in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Security” and determined that at October 31, 2005, its investments in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $216 in the quarter ended October 31, 2005. At October 31, 2005, the Company’s investment in PDS was recorded, net of impairment charges, at $0 value.

During the second quarter of fiscal 2006, the Company invested $471 in PDS. The Company reviewed this investment for other-than-temporary impairment and determined that at January 31, 2006, its investment in PDS was not impaired based on its current fair value. At January 31, 2006, the Company’s investment in PDS was recorded at a value of $471.

SKY Computers, Inc.

In September 2005, the Company announced a plan to restructure the business operations of its wholly-owned subsidiary, SKY Computers, Inc (“Sky”). The decision to restructure SKY was based on continued lower than expected sales. SKY’s manufacturing and service capability will be maintained in order to service its commitments to its existing customers. The restructuring plan involves (1) the termination of approximately 36 employees most of whom have been engaged in product development, sales, and administrative activities; (2) the write-down of certain capital assets; and (3) the write-down of certain inventory. The severance and the write-down of capital assets charges have been recorded within the operating expenses in the Unaudited Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges” while the write-down of inventory is recorded in the Unaudited Consolidated Statements of Operations within product cost of sales. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit Disposal Activities,” the Company recorded an additional severance charge of $228 for the three months ended January 31, 2006.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restructuring charges is as follows:

	Involuntary
	Employee	Capital Assets		Inventory
	Severance	Abandoned	Sub-total	Impairment	Total

Balance at July 31, 2005	$—	$—	$—	$—	$—
Restructuring charge	499	310	809	1,179	1,988
Cash payments	(15)	—	(15)	—	(15)

Balance at October 31, 2005	484	310	794	1,179	1,973
Restructuring charge	228	—	228	—	228
Cash payments	(444)	—	(444)	—	(444)

Balance at January 31, 2006	$268	$310	$578	$1,179	$1,757

The Company estimates that an additional $176 of personnel-related charges will be incurred and recorded as period costs, during the remainder of fiscal year 2006, which represents the future service period. The cash expenditures subsequent to January 31, 2006 will approximate $444 in personnel-related charges.

These restructuring and asset impairment charges are related to segment information entitled Corporate and other.

5.	Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	January 31,	July 31,
	2006	2005

Inventories:
Raw materials	$42,355	$37,461
Work-in-process	15,892	15,275
Finished goods	11,980	10,868

	$70,227	$63,604

Accrued liabilities:
Accrued employee compensation and benefits	$9,858	$9,817
Accrued warranty	4,462	4,057
Other	5,796	5,928

	$20,116	$19,802

Advance payments:
Long-lead time components(A)	$—	$6,170
Ramp-up funds	473	475
Customer deposits	842	1,628

	$1,315	$8,273

(A)	Long-lead time components represent advance payments received from L-3 Communications based on certain orders received for the Company’s EXACT systems.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investments in and advances to affiliated companies:

Summarized results of operations of the Company’s partially owned equity affiliates, SAHCO for the three and six months ended January 31, 2006 and 2005, and Cedara Software Corporation for the six months ended January 31, 2005 are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net revenue	$4,706	$24,510	$8,536	$37,922
Gross margin	1,895	15,304	3,427	24,268
Income (loss) from operations	105	4,061	(804)	4,998
Net income (loss)	334	3,556	(880)	4,672

7.	Intangible assets:

Intangible assets at January 31, 2006 and July 31, 2005, which will continue to be amortized, consisted of the following:

	January 31, 2006			July 31, 2005
		Accumulated			Amortization
	Cost	Amortization	Net	Cost	Accumulated	Net

Intellectual Property	$8,264	$5,369	$2,895	$8,264	$4,576	$3,688

Amortization expense related to acquire intangible assets was $406 and $402 for the three months ended January 31, 2006 and 2005, respectively; and $811 and $804 for the six months ended January 31, 2006 and 2005 respectively. Amortization lives of intangibles range from two to five years.

The estimated future amortization expense related to intangible assets in the current fiscal year, and each of the three succeeding fiscal years, is expected to be as follows:

2006 (Remaining six months)	$832
2007	1,643
2008	399
2009	21

$2,895

8.	Net income per share:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Income (loss) from continuing operations	$9,097	$(2,046)	$10,160	$(568)
Income (loss) from discontinued operations, net of tax	—	(1,664)	159	(2,977)
Gain on disposal of discontinued operations, net of tax	20,640	—	20,640	—
Cumulative effect of change in accounting principle, net of tax	—	—	120	—

Net income (loss)	$29,737	$(3,710)	$31,079	$(3,545)

Weighted average number of common shares outstanding-basic	13,625	13,545	13,628	13,534
Effect of dilutive securities:
Stock options and restricted stock	174	—	138	—

Weighted average number of common shares outstanding-diluted	13,799	13,545	13,766	13,534

Basic earnings (loss) per share, net of tax:
Income (loss) from continuing operations	$0.67	$(0.15)	$0.75	$(0.04)
Income (loss) from discontinued operations	—	(0.12)	0.01	(0.22)
Gain on disposal of discontinued operations	1.51	—	1.51	—
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income (loss)	$2.18	$(0.27)	$2.28	$(0.26)

Diluted earnings (loss) per share, net of tax:
Income (loss) from continuing operations	$0.66	$(0.15)	$0.74	$(0.04)
Income (loss) from discontinued operations	—	(0.12)	0.01	(0.22)
Gain on disposal of discontinued operations	1.50	—	1.50	—
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income (loss)	$2.16	$(0.27)	$2.26	$(0.26)

Anti-dilutive shares related to outstanding stock options	296	213	299	683

9.	Dividends:

The Company declared a dividend of $.08 per common share on September 20, 2005, payable on October 18, 2005 to shareholders of record on October 4, 2005; and a dividend of $.10 per common share on December 6, 2005, payable on January  3, 2006 to shareholders of record on December 20, 2005.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated Statement of Stockholders’ Equity. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Income (loss) from continuing operations	$9,097	$(2,046)	$10,160	$(568)
Income (loss) from discontinued operations, net of tax	—	(1,664)	159	(2,977)
Gain on disposal of discontinued operations, net of tax	20,640	—	20,640	—
Cumulative effect of change in accounting principle, net of tax	—	—	120	—

	$29,737	(3,710)	$31,079	$(3,545)
Other comprehensive income (loss), net of taxes:
Unrealized losses from marketable securities, net of tax benefit of $19 and $50, for the three months ended January 31, 2006 and 2005, and tax benefit of $41 and $102 for the six months ended January 31, 2006 and 2005, respectively	(28)	(75)	(63)	(156)
Unrealized gain from securities classified as investment net of taxes of $16,201	—	24,743	—	24,743
Foreign currency translation adjustment, net of tax provision of $171 and tax benefit of $18 for the three months ended January 31, 2006 and 2005, and tax provision of $353 and $174 for the six months ended January 31, 2006 and 2005, respectively	852	703	641	3,185

Total comprehensive income	$30,561	$21,661	$31,657	$24,227

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, from continuing operations are as follows:

	Six Months Ended
	January 31,
	2006	2005

Accounts and notes receivable	$(7,317)	$4,753
Refundable income taxes	(4,918)	—
Accounts receivable from affiliates	725	(482)
Inventories	(7,398)	(2,640)
Costs related to deferred revenue	241	103
Other current assets	(261)	(870)
Other assets	6	(3,153)
Accounts payable, trade	(734)	(30)
Accrued liabilities	160	(1,934)
Advance payments and deferred revenue	(6,367)	5,359
Accrued income taxes	(6,359)	(2,245)

Net changes in operating assets and liabilities	$(32,222)	$(1,139)

12.	Taxes:

The effective tax rate on continuing operations for the six months ended January 31, 2006 and 2005 was 26.3% and 19.1%, respectively. The tax rate on the gain on sale of Camtronics was 30.6%. The effective tax rate for discontinued operations for the six months ended January 31, 2006 and January  31, 2005, was 44.2% and a benefit of 4.5%, respectively. The higher effective tax rate on continuing operations in fiscal 2006 is largely the result of reduced benefit of research credits, the Extraterritorial Income Exclusion, and the Qualified Production Activities Deduction against significantly higher income and non deductible incentive stock options expenses.

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

The Company’s Corporate and Other represents the Company’s hotel business, net interest income, and other Company operations, primarily analog to digital (A/D) converters and supporting modules, and embedded multi-processing equipment, which do not meet the materiality requirements for separate disclosure. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

On November 1, 2005, the Company sold its Camtronics operating segment to better focus on its other core lines of business. See Note 2 of Notes to Unaudited Consolidated Financial Statements. Previously, Camtronics had been reported as a separate segment.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents information about the Company’s reportable segments.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Revenues:
Medical technology products from external customers:
Medical imaging products	$49,256	$41,149	$95,571	$84,365
B-K Medical	20,481	21,474	35,366	37,815

	69,737	62,623	130,937	122,180
Security technology products from external customers	24,988	7,638	44,854	17,790
Corporate and other	5,286	5,849	10,630	11,270

Total	$100,011	$76,110	$186,421	$151,240

Income (loss) from continuing operations before income taxes and cumulative effects of change in accounting principle:
Medical technology products:
Medical imaging products	$17	$(6,749)	$(2,589)	$(7,894)
B-K Medical	2,086	2,726	1,325	3,879

	2,103	(4,023)	(1,264)	(4,015)
Security technology products	7,654	759	12,462	2,010
Corporate and other	2,499	791	2,583	1,303

Total	$12,256	$(2,473)	$13,781	$(702)

	January 31,	July 31,
	2006	2005

Identifiable assets:
Medical imaging products	$116,259	$106,947
B-K Medical	69,970	71,143
Security technology products	23,833	15,497
Corporate and other(A)	283,424	261,179

Total assets from continuing operations	493,486	454,766
Assets of discontinued operations	—	41,939

Total	$493,486	$496,705

(A)	Includes cash equivalents and marketable securities of $219,339 at January 31, 2006, and $195,321 and at July 31, 2005.

14.	Commitments and guarantees:

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments the Company could be required to make under these indemnification agreements is unlimited. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization require the Company to indemnify directors of the Company and the Company’s By-Laws require the Company to indemnify the present or former directors and officers of the Company, and also permit indemnification of other employees and agents of the Company for whom the Board of Directors from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Because no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles of Organization or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of January 31, 2006.

In November 2002, the Financial Accounting Standard Board (“FASB”) issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Other, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company determined are within the scope of FIN 45.

The Company’s standard original equipment manufacturing and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2006.

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

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Balance at the beginning of the period	$4,186	$4,254	$4,057	$4,053
Accrual for warranties issued during the period	828	505	1,472	1,210
Accrual related to pre-existing warranties (including changes in estimate)	608	603	1,403	1,220
Settlements made in cash or in kind during the period	(1,160)	(1,031)	(2,470)	(2,152)

Balance at the end of the period	$4,462	$4,331	$4,462	$4,331

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Subsequent events:

Shareholder’s Dividends:

On March 9, 2006 the Company announced that its Board of Directors, on March 7, 2006, declared a dividend of $.10 per common share payable on April 4, 2006 to shareholders of record on March 21, 2006.

PhotoDetection Systems, Inc.

On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems, Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, has developed proprietary detection systems for high-performance Positron Emission Tomography (“PET”), a rapidly growing medical diagnostic imaging modality. In addition, the Company also received a convertible promissory note in the principle amount of $1,367 and an exclusive license of PDS technology for non-PET products. The convertible promissory note is convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. During fiscal 2005, upon PDS’ achievement of a technology milestone, the exclusive license of PDS technology reverted back to PDS and the Company received a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock.

During February 2006, the Company elected to convert the outstanding principal represented by the convertible promissory note and to exercise the warrant received into shares of PDS Series B Convertible Participating Preferred Stock, increasing the Company equity interest to 40.5% in PDS.

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

On November 1, 2005, the Company sold its wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) for $40,000 in cash, and realized net cash of $38,906 after transactional costs. In the second quarter ended January 31, 2006, the Company recorded a net gain on the sale of Camtronics of $20,640, net of a tax provision of $9,104, or $1.50 per diluted share. The net after tax gain of $20,640 is $4,749 higher than the expected net after tax gain of $15,891 that the Company had previously reported in the Current Report on Form 10-K/A which it filed on January 13, 2006. The increase resulted from a determination that the tax basis of Camtronics’ net assets was greater than the book basis and that the deferred tax assets had not been properly reflected in the original estimated gain calculations. The Company sold its Camtronics operating segment to better focus on its other core lines of business. Revenue for Camtronics for the three months ended January 31, 2006 and 2005, were $0 and $8,206, respectively. Revenue for the six months ended January 31, 2006 and 2005, were $11,495 and $17,167, respectively. The results of discontinued operations for the three months ended January 31, 2006 and 2005 were $0 and a loss of $1,664, respectively, versus a net income of $159 and a net loss of $2,977 for the six months ended January 31, 2006 and 2005, respectively.

On September 28, 2005, the Company decided to restructure the business operations of its wholly-owned subsidiary, Sky Computers Inc. (“Sky”). The decision to restructure Sky was based on continued lower than expected sales. During the three months ended October 31, 2005, the Company recorded restructuring costs of $499 for severance, $310 for capital assets impairment and $1,179 write-down of inventory. During the three months ended January 31, 2006, an additional $228 for severance was recorded as additional restructuring costs.

Net sales from continuing operations for the three and six months ended January 31, 2006 were $23,901 or 31% higher and $35,181 or 23% higher than the same period last year, respectively. The sales increase, for both the three and the six month periods, was primarily due to the increased shipments of EXACT systems over the same period last year, continued higher demand for the Company’s 64 slice data acquisition systems, and increased shipments of selenium-based X-ray digital flat-panel detectors, partially offset by lower volume for sub-systems used in MRI scanners. Total margin percentage increased for both the quarter and first six months of fiscal 2006 versus the same periods last year primarily due to higher unit volume of the EXACT systems and flat-panel detectors. Higher operating expenses, excluding restructuring and asset impairment charges, were primarily due to increased personnel and related costs to support product development, which continues to be focused on developing new generations of medical imaging systems, including Computed Tomography (“CT”) systems and an extended family of multi-slice CT data acquisition systems, a number of security systems projects, and expenses under SFAS 123(R) associated with share-based payments. These were partially offset by lower legal and accounting expenses associated with the Company’s review of revenue recognition procedures followed by Camtronics in the prior periods. Diluted earnings per share from continuing operations, excluding the gain of $1.50 per share from the sale of Camtronics, were $0.66 and $0.74 for the three and six months ended January 31, 2006, respectively, as compared to losses per diluted shares of $0.15 and $0.04 for the same period last year. The Company’s cash, cash equivalent and marketable securities increased $24,835 from July 31, 2005 primarily due to proceeds from the sale of Camtronics partially offset by an increase in working capital requirements.

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

Deferred revenue is comprised of 1) maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues related to delivered components of a multiple-element arrangement for which VSOE of fair value has not been determined for components not yet delivered or accepted by the customer. Deferred costs represent costs related to these revenues; for example, costs of goods sold and services provided and sales commission expenses.

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

Investments in and Advances to Affiliated Companies

The Company has investments in affiliated companies related to areas of the Company’s strategic focus. Investment in companies over which the Company has the ability to exercise significant influence are accounted for under the equity method. Investments in companies over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based upon changes in the Company’s overall business strategy, the financial condition of the affiliated companies, market conditions, and the industry and economic environment in which the entities operate. Adverse changes in market conditions or poor operating results of affiliated companies could result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

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

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions within which it operates. This process involves assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not more than likely, a valuation allowance must be established. To the extent a valuation allowance is established, the Company must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes and results of operations could be materially impacted. The Company establishes liabilities for possible assessments by taxing authorities resulting from known tax exposures including, but not limited to certain tax credits, and various federal, state and foreign tax matters. The Company does not provide for US Federal income taxes on undistributed earnings of consolidated foreign subsidiaries; as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. The American Jobs Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations. Based on the Company’s analysis, this provision will not provide a benefit to the Company.

Results of Operations

Six Months Ended January 31, 2006 vs. Six Months Ended January 31, 2005

Product revenue for the six months ended January 31, 2006 was $171,685 compared to $138,120 for the same period last year, an increase of $33,565 or 24%. The increase in product revenue was primarily due to increased sales of Security Technology Products of $28,088, related primarily to 62 additional EXACT systems shipped in the current period versus last year, and increased sales of Medical Technology Products of $6,203, primarily due to continued higher demand for the Company’s 64 slice data acquisition systems, and increased shipments of digital flat-panel detectors, partially offset by lower sales of sub-systems used in MRI scanners.

Engineering revenue for the six months ended January 31, 2006 was $9,931 compared to $8,409 for the same period last year, an increase of $1,522 or 18%. The increase was primarily due to additional funding for certain customer funded projects of medical technology products, partially offset by lower revenue for security products recognized on project funding received from the Transportation Security Administration (“TSA”).

Other revenue of $4,805 and $4,711 represents revenue for the Company’s hotel operation for the six months ended January 31, 2006 and 2005, respectively.

Product gross margin was $69,009, or 40% of product revenue, for the six months ended January 31, 2006 compared to $53,056, or 38% of product revenue, for the same period last year. The increase in gross margin percentage was primarily due to higher sales of Security Technology Products, which have a higher margin than most of the Company’s other products, partially offset by the effect of the write-down of certain inventory of $1,179 related to the restructuring of Sky Computers business operations.

The engineering gross margin was $89 for the six months ended January 31, 2006 as compared to gross margin of $867 for the same period last year. The decrease in margin was primarily the result of the cost of a TSA contract exceeding the funded amount of the contract by approximately $2,000, partially offset by approximately $1,900 of additional funds received on a completed project with no related costs. Additionally, as compared to the prior year, the Company incurred additional costs in excess of the value of certain funded projects on medical imaging technology products.

Research and product development expenses were $27,176, or 15% of total revenue, and $24,893, or 16% of total revenue, for the six months ended January  31, 2006 and 2005, respectively. The increase of $2,283 was primarily due to increased personnel and related costs to support product development, which continues to be focused on developing new generations of medical imaging equipment, including CT systems and an extended family of multi-slice CT data acquisition systems and a number of projects for security systems, as well as expenses under SFAS 123(R) associated with share-based payments.

Selling and marketing expenses were $14,628 or 8% of total revenue and $14,522 or 10% of total revenue, for the six months ended January 31, 2006 and 2005, respectively. The decrease in selling and marketing expenses as a percentage of total revenue was primarily the results of higher revenue over the same period last year.

General and administrative expenses were $18,301 or 10% of total revenue, and $18,520 or 12% of total revenue for the six months ended January 31, 2006 and 2005, respectively. The decrease of $219 was primarily attributable to legal expenses incurred during the comparable period last fiscal year for the L-3 litigation, costs related to the Camtronics subsidiary review of certain transactions for revenue recognition and a real estate tax abatement rebate received during the six months ended January 31, 2006. These reductions were partially offset by expenses associated with share-based payments in connection with the adoption of SFAS 123(R) and other general expenses.

Restructuring and asset impairment charges were $1,528 and $947 for the six months ended January 31, 2006 and 2005, respectively. For the six months ended January 31, 2006, the Company recorded $1,037 for severance costs and certain write-downs of capital assets for the restructuring of Sky Computers, and impairment charges of $275 related to SAHCO and $216 related to PDS based on the net realizable value of the Company’s investments. For the six months ended January 31, 2005, the Company recorded asset impairment charges of $947 related to the change in accounting method for the Company’s investment in PDS from equity to cost method of accounting, and the requirement to evaluate the net realizable value of its investment.

Interest income was $4,502 and $1,885 for the six months ended January 31, 2006 and 2005, respectively. The increase was due to higher effective interest rates and higher invested cash balances.

The Company recorded an equity loss in unconsolidated affiliates of $455 related to SAHCO for the six months ended January 31, 2006, and an equity loss for the six months ended January 31, 2005 of $223 of which $201 related to an equity loss in Cedara Software Corporation, and $22 related to an equity loss in SAHCO.

Other income was $42 and $604 for the six months ended January 31, 2006 and 2005, respectively. The change in other income consisted of lower foreign currency exchange gain incurred by the Company’s Canadian and Danish subsidiaries, partially offset by a recovery for bad debt of $198 written off in prior years.

The effective tax rate on continuing operations for the six months ended January 31, 2006 and 2005 was 26.3% and 19.1%, respectively. The tax rate on the gain on sale of Camtronics was 30.6%. The effective tax rate for discontinued operations for the six months ended January 31, 2006 and January  31, 2005, was 44.2% and a benefit of 4.5%, respectively. The higher effective tax rate on continuing operations for the six months ended January 31, 2006, is largely the result of reduced benefit of research credits, the Extraterritorial Income Exclusion, and the Qualified Production Activities Deduction against significantly higher income and non deductible incentive stock options expenses.

Net income from continuing operations for the six months ended January 31, 2006 was $10,160, compared to a net loss of $568 for the same period last year. Basic earnings per share from continuing operations for the six months ended January 31, 2006 were $0.75, as compared to a loss per share of $0.04 for the same period last year. Diluted earnings per share from continuing operations for the six months ended January 31, 2006 were $0.74 as compared to a loss per share of $0.04 for the same period last year. The increase in net income was primarily related to higher sales of security products and medical technology products, and higher interest income.

Three Months Ended January 31, 2006 vs. Three Months Ended January 31, 2005

Product revenue for the three months ended January 31, 2006 was $91,964 compared to $70,995 for the same period last year, an increase of $20,969 or 30%. The increase in product revenue was primarily due to increased sales of Security Technology Products of $16,905, related to an additional 37 EXACT systems shipped in the current period versus last year, and increased sales of Medical Technology Products of $4,609, primarily due to increased demand for the Company’s 64 slice data acquisition systems, increase shipments of digital flat-panel detectors, partially offset by lower sales of sub-systems used in MRI scanners.

Engineering revenue for the three months ended January 31, 2006 was $6,119 compared to $3,169 for the same period last year, an increase of $2,950 or 93%. The increase was due to additional funding for certain customer funded projects for computed tomography systems, including $1,900 of additional funds received on a completed project.

Other revenue of $1,928 and $1,946 represents revenue for the hotel operations for the three months ended January 31, 2006 and 2005, respectively.

Product gross margin was $38,290 for the three months ended January 31, 2006 compared to $27,779 for the same period last year. Product gross margin as a percentage of product revenue was 42% and 39% for the three months ended January 31, 2006 and 2005, respectively. The increase was primarily due to higher sales of security technology products, which have a higher margin than most of the Company’s other products.

The engineering gross margin was $2,010 for the three months ended January  31, 2006 as compared to a negative gross margin of $311 for the same period last year. The positive margin for the three months ended January 31, 2006 was primarily due to $1,900 of additional funding received on a completed project with no related costs.

Research and product development expenses were $14,149 for the three months ended January 31, 2006 or 14% of total revenue compared to $13,219 or 17% of total revenue for the same period last year. The increase of $930 was primarily due to increased personnel and related costs to support product development, which continues to be focused on developing new generations of medical imaging equipment, including CT systems and an extended family of multi-slice CT data acquisition systems, and projects for security systems, and expenses associated with share-based payments in connection with the adoption of SFAS 123(R).

Selling and marketing expenses were $7,274 for the three months ended January, 31, 2006, or 7% of total revenue, as compared to $7,803, or 10% of total revenue, for the same period last year. The decrease of $529 related primarily to the restructuring of Sky Computers and a favorable exchange rate conversion for the B-K subsidiary.

General and administrative expenses were $9,637 for the three months ended January 31, 2006 or 10% of total revenue, compared to $9,305 or 12% of total revenue for the same period last year. General and administrative expenses were $332 higher than last year, primarily from increased insurance costs and profit sharing contributions. These increases were partially offset by lower legal expenses incurred last year for the L-3 litigation and the Camtronics subsidiary review of certain transactions related to revenue recognition.

Restructuring and asset impairment charges were $503 for the three months ended January 31, 2006, related to SAHCO impairment charges of $275 based on the net realizable value of the Company’s investments, and $228 for additional severance costs for the restructuring of Sky Computers. Prior year impairment charges of $947 related to the change in accounting method for the Company’s investment is PDS from equity to cost method of accounting, and the requirements to evaluate the net realizable value of its investment.

Interest income was $2,469 for the three months ended January 31, 2006 compared with $1,021 for the same period last year. The increase was primarily due to higher effective interest rates and higher invested cash balances.

The Company recorded an equity gain in unconsolidated affiliates of $115 related to SAHCO for the three months ended January 31, 2006 versus an equity loss of $350 on the same investment for the same period last year.

Other income was $199 for the three months ended January 31, 2006 compared to other expenses of $4 for the same period last year. Other income for the three months ended January 31, 2006 is related primarily to a recovery for bad debt written off in prior years.

The effective tax rate on continuing operations for the second quarters of fiscal 2006 and fiscal 2005 was 25.8% and 17.3% respectively. The tax rate on the gain on sale of Camtronics was 30.6%. The higher effective tax rate on continuing operations for the second quarter of 2006, is largely the result of reduced benefit of research credits, the Extraterritorial Income Exclusion, and the Qualified Production Activities Deduction against significantly higher income and non deductible incentive stock options expenses.

Net income from continuing operations was $9,097 for the three months ended January 31, 2006 compared to a loss of $2,046 for the same period last year. Basic earnings per share from continuing operation were $0.67 as compared to an earnings loss per share of $0.15 for the second quarter ended January 31, 2006 and 2005, respectively. Diluted earnings per share from continuing operations were $0.66, versus a loss per share of $0.15 for the second quarter ended January 31, 2006 and 2005, respectively. The increase in net income was primarily related to higher sales of security products and medical technology products, and higher interest income.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $245,289 and $220,454 at January 31, 2006 and July 31, 2005, respectively. The Company’s balance sheet reflects a current ratio of 6.4 to 1 at January 31, 2006 compared to 4.1 to 1 at July 31, 2005. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company’s debt to equity ratio was .15 to 1 at January 31, 2006 and .24 to 1 at July 31, 2005. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

The carrying amounts reflected in the Unaudited Consolidated Balance Sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2006, due to the short maturities of these instruments.

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

Net cash used for operating activities was $4,662 for the six months ended January 31, 2006, including $6,560 used for continuing operations and $1,898 provided by discontinued operations. The cash used for operating activities of continuing operations of $6,560 for the six months ended January 31, 2006, was primarily due to an increase in operating assets and liabilities, partially offset by net income, depreciation and amortization, and non-cash impact of asset impairment charges. The increase in operating assets and liabilities was primarily due to receivable and inventories increasing due to higher revenue, and lower advance payments received primarily related to orders for the EXACT systems.

Net cash provided by investing activities was $37,116 for the six months ended January 31, 2006, including $38,906 provided by proceeds of the sale of Camtronics. Net cash used for investing activities from continuing operations was primarily due to capital expenditures of $6,199, and investment in and advances to affiliated companies, PDS, of $687, partially offset by $5,400 of proceeds from maturities of marketable securities.

Net cash used for financing activities for the six months ended January  31, 2006 was $2,082, primarily due to $3,883 used to repurchase the Company’s shares of common stock, and $2,487 used for dividends paid to stockholders, partially offset by $4,188 of cash received from the issuance of stock pursuant to the Company’s employee stock option and stock purchase plans.

The Company currently has approximately $23,500 in revolving credit facilities with various banks available for direct borrowings. As of January 31, 2006, there were no direct borrowings.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements, at January 31, 2006, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less			More
		Than			Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases	$6,138	$1,468	$2,018	$1,377	$1,275
Purchasing obligations	34,447	30,129	4,318	—	—

	$40,585	$31,597	$6,336	$1,377	$1,275

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

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP establishes the steps required in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Under this FSP, impairment shall be assessed at the individual security level and the assessment of whether an investment is impaired shall be performed in each reporting period. When impairment has been determined to be other than temporary, an impairment loss will be recognized on an impairment loss equal to the difference between the investment’s cost and its fair value. The provisions of FSP 115-1 shall be effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position or results of operations.

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

We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our net product and engineering revenue from our five largest customers for the six months ended January 31, 2006 as well as each of the last three fiscal years and the percentage of our product and engineering sales to our ten largest customers during these periods:

	Six Months Ended
	January 31,	Year Ended July 31,
	2006	2005	2004	2003

L-3 Communications	22%	16%	9%	47%
Toshiba	17%	15%	14%	7%
Siemens	8%	9%	10%	5%
General Electric	8%	10%	9%	7%
Philips	5%	7%	8%	4%
Ten largest customers as a group	71%	66%	68%	81%

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

The Company maintains a bond investment portfolio of various issuers, types, and maturities with high credit quality issuers. Cash and cash equivalents not required for working capital purposes are primarily invested in US treasury and US government agency securities, with original maturities of six months or less. Investments having original maturities in excess of six months are stated at fair value, and are classified as available for sale. Total interest income for the three and six months ended January 31, 2006 was $2,469 and $4,502, respectively. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company had previously determined that as of October 31, 2005, its disclosure controls and procedures were not effective at a reasonable assurance level because of a material weakness in the Company’s internal control over financial reporting. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of October 31, 2005, the Company had a material weakness in its internal control over financial reporting in that it did not maintain effective controls over software revenue and related deferred revenue. Specifically, the Company’s review and approval controls over the completeness and accuracy of revenue and deferred revenue under multiple-element software arrangements at its Camtronics Medical

Systems, Ltd. subsidiary were ineffective to ensure revenues were recorded in the correct period. Please refer to Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 and Item 4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005 for a further description of this material weakness in internal control over financial reporting.

On November 1, 2005, the Company sold all of the outstanding shares of capital stock of Camtronics Medical Systems, Ltd. As a result, the Company no longer has a material weakness in its internal control over financial reporting with respect to software revenue and related deferred revenue at Camtronics.

The Company has evaluated the effectiveness of its disclosure controls and procedures as of January 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was carried out by management with the participation of the chief executive officer and chief financial officer. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal control over financial reporting, other than the change discussed above relating to the sale of Camtronics, during the fiscal quarter ended January 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All dollar amounts in this Item 2 are in thousands, except per share data.

The following table provides information about repurchases by the Company of its common stock during the three months ended January 31, 2006.

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
		Average	Purchased as Part of	May Yet be
	Total Number of	Price Paid	Publicity Announced	Purchased Under
Period	Shares Purchased(1)	per Share	Program(2)	the Program

11/1/05-11/30/05	—	—	—
12/1/05-12/31/05	60,000	$48.45	60,000
1/1/06-1/31/06	20,000	48.77	20,000

Total	80,000	48.53	80,000	$21,000

(1)	All repurchases by the Company of its common stock during the three months ended January 31, 2006 were done pursuant to the repurchase program that the Company publicly announced on June 7, 2005 (The “Program”).

(2)	The Company’s Board of Directors approved the repurchase of $25,000 of the Company’s common stock pursuant to the Program.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 27, 2006, the Company held its 2006 Annual Meeting of Stockholders. At the meeting, the votes cast or withheld on the matters presented to the Company’s stockholders were as follows:

(1) Election of three (3) Class II Directors for a three (3) year term, to hold office until the 2009 Annual Meeting of Stockholders and until their respectful successors are elected and qualified.

	Votes For	Votes Withheld

James J. Judge	12,442,461	239,861
Bruce W. Steinhauer	11,373,607	1,308,715
Gerald L. Wilson	11,374,383	1,307,939

The remaining terms of M. Ross Brown, Bernard M. Gordon, Michael T. Modic, John A. Tarello, Edward F. Voboril, and John W. Wood Jr. continued after the meeting.

(2) Shareholder proposal that the Company’s stockholders request the Company’s Board of Directors to take the necessary steps to provide that all directors have a one-year term of office, including approval of amendments to the Restated Articles of Organization and the By-Laws of the Company to eliminate the “staggered” Board of Directors terms and submission of such amendments for stockholder approval to the extent required:

Votes For	Votes Against	Votes Abstain	No Vote

9,247,289	2,196,502	110,799	1,127,732

Please see the Company’s Proxy Statement filed with the Securities and Exchange Commission on January 4, 2006 in connection with the 2006 Annual Meeting for a complete description of the matters voted upon.

Item 6.	Exhibits

Exhibit	Description

2.1	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 1, 2005)

10.1	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

/s/ John W. Wood Jr.
John W. Wood Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2006

/s/  John J. Millerick
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 13, 2006

EXHIBIT INDEX

Exhibit	Description

2.1	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 1, 2005)

10.1	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended