Form 10-Q
period 2006-04-30
ANALOGIC CORP
filed 2006-06-09
CIK 6284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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

The number of shares of Common Stock outstanding at May 31, 2006 was 13,948,302.

ANALOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	April 30,	July 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$250,907	$208,116
Marketable securities, at fair value	6,794	12,338
Accounts and notes receivable, net of allowance for doubtful accounts of $1,180 at April 30, 2006, and $1,973 at July 31, 2005	51,634	50,978
Inventories	69,624	64,290
Refundable and deferred income taxes	13,588	11,657
Other current assets	7,187	7,343
Current assets of discontinued operations (Note 2)	—	41,939

Total current assets	399,734	396,661
Property, plant and equipment, net	81,481	79,442
Investments in and advances to affiliated companies	792	983
Capitalized software, net	8,608	8,463
Intangible assets, net	2,488	3,688
Other assets	4,774	5,579
Deferred income taxes	2,851	1,889

Total Assets	$500,728	$496,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$21,189	$20,833
Accrued liabilities	22,230	19,802
Deferred revenue	5,884	6,114
Advance payments	1,891	8,273
Accrued income taxes	8,499	11,167
Current liabilities of discontinued operations (Note 2)	—	30,445

Total current liabilities	59,693	96,634

Long-term liabilities:
Deferred income taxes	1,391	914

Total long-term liabilities	1,391	914

Commitments and guarantees (Note 14)
Stockholders’ equity:
Common stock, $.05 par value	697	691
Capital in excess of par value	59,004	47,081
Retained earnings	374,612	348,499
Accumulated other comprehensive income	5,331	2,886

Total stockholders’ equity	439,644	399,157

Total Liabilities and Stockholders’ Equity	$500,728	$496,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net revenue:
Products	$75,670	$77,646	$247,355	$215,766
Engineering	3,415	5,221	13,346	13,630
Other	2,221	1,715	7,026	6,426

Total net revenue	81,306	84,582	267,727	235,822

Cost of sales:
Products	46,606	47,543	149,282	132,607
Engineering	4,222	3,817	14,064	11,359
Other	1,348	1,256	3,926	3,974

Total cost of sales	52,176	52,616	167,272	147,940

Gross margin	29,130	31,966	100,455	87,882

Operating expenses:
Research and product development	12,382	13,540	39,558	38,433
Selling and marketing	6,972	7,172	21,600	21,694
General and administrative	8,757	9,968	27,058	28,488
Restructuring and asset impairment charges	84	1,988	1,612	2,935

Total operating expenses	28,195	32,668	89,828	91,550

Income (loss) from operations	935	(702)	10,627	(3,668)

Other (income) expense:
Interest income	(2,653)	(1,484)	(7,155)	(3,369)
Interest expense	43	—	43	2
Equity (gain) loss in unconsolidated affiliates	332	(972)	787	(749)
Gain on sale of marketable securities	—	(43,829)	—	(43,829)
Other	(116)	312	(158)	(292)

Total other (income) expense	(2,394)	(45,973)	(6,483)	(48,237)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	3,329	45,271	17,110	44,569
Provision for income taxes	819	16,282	4,440	16,148

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2,510	28,989	12,670	28,421
Income (loss) from discontinued operations (net of income tax benefit of $3,664 and $3,805 for the three and nine months ended April 30, 2005, and income tax provision of $126 for the nine months ended April 30, 2006)	—	(869)	159	(3,846)
Gain on disposal of discontinued operations (net of income tax of $9,104)	—	—	20,640	—
Cumulative effect of change in accounting principle (net of income tax of $61)	—	—	120	—

Net income	$2,510	$28,120	$33,589	$24,575

Basic earnings (loss) per share:
Income from continuing operations	$0.18	$2.14	$0.93	$2.10
Income (loss) from discontinued operations, net of tax	—	(0.07)	0.01	(0.29)
Gain on disposal of discontinued operations, net of tax	—	—	1.51	—
Cumulative effect of change in accounting principle, net of tax	—	—	0.01	—

Net income	$0.18	$2.07	$2.46	$1.81

Diluted earnings (loss) per share:
Income from continuing operations	$0.18	$2.14	$0.92	$2.10
Income (loss) from discontinued operations, net of tax	—	(0.07)	0.01	(0.29)
Gain on disposal of discontinued operations, net of tax	—	—	1.50	—
Cumulative effect of change in accounting principle, net of tax	—	—	0.01	—

Net income	$0.18	$2.07	$2.44	$1.81

Weighted average shares outstanding:
Basic	13,732	13,573	13,667	13,546
Diluted	13,956	13,614	13,834	13,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	April 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$33,589	$24,575
Less:
Income (loss) from discontinued operations	159	(3,846)
Gain on disposal of discontinued operations	20,640	—

Income from continuing operations and cumulative effect of change in accounting principle	12,790	28,421
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,206	(3,127)
Depreciation and amortization	12,044	12,982
Cumulative effect of change on accounting principle	(120)	—
Allowance for doubtful accounts	12	294
Gain on sale of property, plant, and equipment	(55)	(15)
Equity (gain) loss in unconsolidated affiliates	787	(749)
Equity loss in unconsolidated affiliate classified as research and product development expense	—	759
Restructuring and asset impairment charges	2,791	2,935
Gain on sale of Cedara investment	—	(43,829)
Share-based compensation expense	2,479	1,532
Excess tax benefit from share-based compensation	(180)	—
Net changes in operating assets and liabilities (Note 11)	(25,679)	20,084

NET CASH PROVIDED BY CONTINUING OPERATIONS	7,075	19,287
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	1,898	3,005

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,973	22,292

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(1,149)	(2,260)
Proceeds from the sale of Cedara investment	—	50,752
Proceeds from the sale of Camtronics	38,906	—
Additions to property, plant and equipment	(10,005)	(8,069)
Capitalized software	(1,039)	(2,965)
Proceeds from the sale of property, plant and equipment	213	90
Maturities of marketable securities	5,400	11,060

NET CASH PROVIDED BY CONTINUING OPERATIONS	32,326	48,608
NET CASH USED FOR DISCONTINUED OPERATIONS	—	(1,766)

NET CASH PROVIDED BY INVESTING ACTIVITIES	32,326	46,842

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	8,851	1,159
Excess tax benefit from share-based compensation	180	—
Purchase of common stock	(3,883)	—
Dividends paid to shareholders	(3,878)	(3,288)

NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS	1,270	(2,129)
NET CASH USED FOR DISCONTINUED OPERATIONS	—	(743)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	1,270	(2,872)

EFFECT OF EXCHANGE RATE CHANGES ON CASH OF CONTINUING OPERATIONS	222	(383)
EFFECT OF EXCHANGE RATE CHANGES ON CASH OF DISCONTINUED OPERATIONS	—	21

	222	(362)

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,791	65,900
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,116	149,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$250,907	$215,449

Cash paid during the period for:
Income taxes, net	$15,732	$4,417
Interest	43	21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.	Basis of presentation:

The unaudited consolidated financial statements of Analogic Corporation (“the Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for all interim periods presented. Certain financial statement items for the three and nine months ended April 30, 2005 have been reclassified to conform to the current period presentation.

The results of operations for the three and nine months ended April 30, 2006, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2006, or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2005, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 14, 2005. The consolidated balance sheet as of July 31, 2005 contains data derived from audited financial statements.

2.	Discontinued operations:

During the second quarter of fiscal 2006, the Company sold its wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) for $40,000 in cash, and realized net proceeds of $38,906 after transactional costs. The Company recorded a net gain on the sale of Camtronics of $20,640, net of a tax provision of $9,104, or $1.50 per diluted share. In determining the gain, the Company also provided for estimated indemnification and tax liabilities of $1,102.

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

Revenues and net income (loss) for Camtronics for the three and nine months ended April 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Total net sales	$—	$9,584	$11,495	$26,751
Net income (loss)	—	(869)	159	(3,846)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents a detailed listing of the current assets and current liabilities of discontinued operations:

July 31,
2005

Current assets of discontinued operations:
Accounts receivable, net	$5,635
Inventories	6,422
Costs related to deferred revenue	11,771
Deferred income taxes	3,271
Other current assets	651
Property, plant and equipment, net	8,112
Capitalized software, net	4,048
Goodwill	746
Intangible assets, net	1,283

Total current assets	$41,939

Current liabilities of discontinued operations:
Obligations under capital leases	$162
Account payable, trade	1,699
Accrued liabilities	2,684
Deferred revenue	22,667
Advance payments	1,950
Deferred income taxes	850
Accumulated other comprehensive income	433

Total current liabilities	$30,445

3.	Share-based payment:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	April 30,	April 30,
	2006	2006

Cost of product sales	$48	$164
Research and product development	217	755
Selling and marketing	48	162
General and administrative	463	1,398

Share-based compensation expense before tax	776	2,479
Provision for income tax	143	472

Net share-based compensation expense	$633	$2,007

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and nine months ended April 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three and Nine Months Ended
April 30,
2006

Expected option term(1)	5.25 years
Expected volatility factor(2)	30%
Risk-free interest rate(3)	3.94%
Expected annual dividend yield	.7%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualifies as “plain-vanilla” options.

(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical weekly price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant of 5.25 years.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not recognize compensation expense for employee stock option grants for the three and nine months ended April 30, 2005, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for the options (“excess tax benefits”) to be classified as financing cash flows. For the nine month period ended April 30, 2006 there was $180 of excess tax benefit classified as a financing cash inflow.

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and nine months ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Three Months Ended	Nine Months Ended
	April 30,	April 30,
	2005	2005

Income from continuing operations, as reported	$28,989	$28,421
Add: Employee compensation expense for restricted stock options included in reported income	228	829
Less: Total employee compensation expense for options determined under the fair value method	(851)	(2,841)

Pro forma income from continuing operations	$28,366	$26,409

Income per share from continuing operations:
Basic — as reported	$2.14	$2.10
— pro forma	2.09	1.95
Diluted — as reported	2.14	2.10
— pro forma	2.08	1.94

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	April 30,	April 30,
	2005	2005

Expected option term	5 years	5 years
Expected volatility factor	35%	39%
Risk-free interest rate	3.65%	3.32%
Expected annual dividend yield	.7%	.8%

Stock Incentive Plans

At April 30, 2006, the Company had two key employee stock option plans (one of which has lapsed as to the granting of options), two key employee stock bonus plans, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of each option granted under the employee stock purchase plan was estimated on the expected grant date using the Black-Scholes option pricing model with the following assumptions:

Three and Nine Months Ended
April 30,
2006

Expected option term	.5 years
Expected volatility factor	25%
Risk-free interest rate	3.94%
Expected annual dividend yield	.7%

At April 30, 2006, 1,022,865 shares were reserved for grant under the above stock option, bonus and purchase plans.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option and restricted stock transactions from July 31, 2005 to April 30, 2006:

	Options Outstanding
			Weighted		Restricted Stock
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average
	Number of	Exercise	Contractual	Intrinsic	Number of	Grant Date
	Shares	Price	Term (Years)	Value	Shares	Fair Value

Outstanding at July 31, 2005	678,324	$41.71	4.31	$	188,345	$43.36
Granted	13,600	48.54			—	—
Exercised	(20,201)	37.20			—	—
Vesting of restricted stock	—	—			(2,833)	51.27
Cancelled (forfeited and expired)	(3,000)	46.92			—	—

Outstanding at October 31, 2005	668,723	41.96	4.17		185,512	43.48
Granted	7,500	46.85			3,243	52.98
Exercised	(83,701)	37.77
Vesting of restricted stock	—	—			(14,875)	40.42
Cancelled (forfeited and expired)	(42,575)	40.79			(3,750)	41.64

Outstanding January 31, 2006	549,947	42.75	4.24		170,130	43.80
Granted	—	—			—	—
Exercised	(113,400)	41.70			—	—
Vesting of restricted stock	—	—			(11,750)	46.10
Cancelled (forfeited and expired)	(2,925)	41.28			—	—

Outstanding April 30, 2006	433,622	43.03	4.45	8,697	158,380	43.81

Options Exercisable at April 30, 2006	139,297	40.86	3.57	3,097

Options Vested or expected to vest at April 30, 2006	396,577	42.92	4.39	7,997

During the three and nine months ended April 30, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price and the price paid by the employee to exercise the options) was $2,449 and $3,953 respectively and the total amount of cash received from the exercise of these options was $4,728 and $8,665 respectively. The total fair value of restricted stock grants that vested during the three and nine months period ended April 30, 2006 was $754 and $1,722, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at April 30, 2006:

	Options Outstanding			Vested Options
		Weighted Average	Weighted		Weighted
	Number of	of Remaining	Average		Average
	Shares	Contract Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(years)	Price	Exercisable	Price

$29.31 - $40.95	108,990	2.86	$37.83	62,965	$36.37
40.98 - 41.40	109,425	5.17	41.26	10,867	40.98
41.72 - 47.00	115,606	4.89	43.22	50,569	43.32
48.54 - 52.20	99,601	4.91	50.47	14,896	51.36

29.31 - 52.20	433,622	4.45	43.03	139,297	40.86

As of April 30, 2006, there was $8,565 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock bonus plans. That cost is expected to be recognized over a weighted-average period of 2.70 years. The Company amortizes stock-based compensation on the straight-line method.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $201 and $578 for the three and nine months ended April 30, 2006.

4.	Restructuring and asset impairment charges:

The Company recorded restructuring and asset impairment charges as an operating expense in the Company’s Unaudited Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Medical Technology Products:
Medical Imaging Products:
Shenzhen Anke High-Tech Co. Ltd	$—	$—	$275	$—
PhotoDetection Systems, Inc.	—	1,148	216	2,095
Capitalized software	—	479	—	479
Manufacturing license	—	361	—	361
Corporate and other:
SKY Computers, Inc.	84	—	1,121	—

Total	$84	$1,988	$1,612	$2,935

  Shenzhen Anke High-Tech Co. Ltd. (“SAHCO”)

The Company has a 44.6% equity interest in SAHCO located in the People’s Republic of China. The Company reviewed this investment for other-than-temporary impairment in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and determined that at January 31, 2006, its investment in SAHCO was impaired based on its current fair value. In the second quarter of fiscal 2006, the Company recorded an asset impairment charge related to this investment of $275 which represented the Company’s book value.

  PhotoDetection Systems Inc.

On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems Inc. (“PDS”) of Acton,

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Massachusetts. PDS, a privately held company, developed proprietary detection systems for high-performance Positron Tomography, a rapidly growing medical diagnostic imaging modality. In addition, the Company also received a convertible promissory note in the principal amount of $1,367 and an exclusive license of PDS technology for non-PET products. The convertible promissory note is convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. During fiscal 2005, upon PDS’ achievement of a technology milestone, the exclusive license of PDS technology reverted back to PDS and the Company received a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock. Since the second quarter of fiscal year 2005, the Company had been accounting for this investment under the cost method of accounting in accordance with EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). The Company reviewed this investment for other-than-temporary impairment in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and determined that at October 31, 2005, its investments in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $216 in the quarter ended October 31, 2005. At October 31, 2005, the Company’s investment in PDS was recorded, net of impairment charges, at $0 value. During the second quarter of fiscal 2006, the Company invested $471 in PDS. The Company reviewed this investment for other-than-temporary impairment and determined that at January 31, 2006 its investment in PDS was not impaired based on its current fair value. At January 31, 2006, the Company’s investment in PDS was recorded at a value of $471.

In February 2006, the Company elected to convert the outstanding principal represented by the convertible promissory note and to exercise the warrant received into shares of PDS Series B Convertible Participating Preferred Stock, increasing the Company’s equity interest in PDS to 43.8%. Following the increase in equity interest, the Company re-evaluated the accounting for its investment in PDS, including the consideration of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” an interpretation of ARB No. 51, and EITF 02-14 and determined that its investment should be accounted for under the equity method. For the quarter ended April 30, 2006 the Company recorded its equity share of PDS losses of $332, and the Company’s investment in PDS, net of additional investments, at April 30, 2006 was $542.

  SKY Computers, Inc.

In September 2005, the Company announced a plan to restructure the business operations of its wholly-owned subsidiary, SKY Computers, Inc (“SKY”). The decision to restructure SKY was based on continued lower than expected sales. SKY’s manufacturing and service capability will be maintained in order to service its commitments to its existing customers. The restructuring plan involves (1) the termination of approximately 36 employees most of whom have been engaged in product development, sales, and administrative activities; (2) the write-down of certain capital assets; and (3) the write-down of certain inventory. The severance and the write-down of capital assets charges have been recorded within the operating expenses in the Unaudited Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges” while the write-down of inventory is recorded in the Unaudited Consolidated Statements of Operations within product cost of sales. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded an additional severance charge of $84 for the three months ended April 30, 2006.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restructuring activities is as follows:

	Involuntary
	Employee	Capital Assets	Sub-total	Inventory
	Severance	Abandoned	Restructuring	Impairment	Total

Balance at July 31, 2005	$—	$—	$—	$—	$—
Restructuring charge	499	310	809	1,179	1,988
Cash payments	(15)	—	(15)	—	(15)

Balance at October 31, 2005	484	310	794	1,179	1,973
Restructuring charge	228	—	228	—	228
Cash payments	(444)	—	(444)	—	(444)

Balance at January 31, 2006	268	310	578	1,179	1,757
Restructuring charge	84	—	84	—	84
Cash payments	(95)	—	(95)	—	(95)

Balance at April 30, 2006	$257	$310	$567	$1,179	$1,746

The Company estimates that an additional $92 of involuntary employee severance will be incurred and recorded as period costs, during the remainder of fiscal year 2006, which represents the future service period. The cash expenditures subsequent to April 30, 2006 will approximate $349 in involuntary employee severance.

5.	Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	April 30,	July 31,
	2006	2005

Inventories:
Raw materials	$38,566	$37,461
Work-in-process	18,778	15,275
Finished goods	12,280	11,554

	$69,624	$64,290

Accrued liabilities:
Accrued employee compensation and benefits	$10,864	$9,817
Accrued warranty	4,790	4,057
Other	6,576	5,928

	$22,230	$19,802

Advance payments:
Long-lead time components(A)	$—	$6,170
Ramp-up funds	472	475
Customer deposits	1,419	1,628

	$1,891	$8,273

(A)	Long-lead time components represent advance payments received from L-3 Communications based on certain orders received for the Company’s EXACT systems.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Results of affiliated companies:

Summarized results of operations of the Company’s partially owned equity affiliates, SAHCO and PDS for the three and nine months ended April 30, 2006 and 2005, and Cedara Software Corporation for the nine months ended April 30, 2005 are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net revenue	$2,820	$9,880	$11,356	$47,802
Gross margin	845	3,654	4,092	27,773
Income (loss) from operations	(1,050)	2,154	(1,854)	5,674
Net income (loss)	(954)	2,252	(1,834)	5,446

7.	Intangible assets:

Intangible assets at April 30, 2006 and July 31, 2005, which will continue to be amortized, consisted of the following:

	April 30, 2006			July 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual Property	$8,264	$5,776	$2,488	$8,264	$4,576	$3,688

Amortization expense related to acquired intangible assets was $407 and $403 for the three months ended April 30, 2006 and 2005, respectively; and $1,218 and $1,209 for the nine months ended April 30, 2006 and 2005 respectively. The estimated life of intangible assets is five years.

The estimated future amortization expense related to intangible assets in the current fiscal year, and each of the three succeeding fiscal years, is expected to be as follows:

2006 (Remaining three months)	$413
2007	1,652
2008	406
2009	17

$2,488

8.	Net income per share:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Income from continuing operations	$2,510	$28,989	$12,670	$28,421
Income (loss) from discontinued operations, net of tax	—	(869)	159	(3,846)
Gain on disposal of discontinued operations, net of tax	—	—	20,640	—
Cumulative effect of change in accounting principle, net of tax	—	—	120	—

Net income	$2,510	$28,120	$33,589	$24,575

Weighted average number of common shares outstanding-basic	13,732	13,573	13,667	13,546
Effect of dilutive securities:
Stock options and restricted stock	224	41	167	42

Weighted average number of common shares outstanding-diluted	13,956	13,614	13,834	13,588

Basic earnings (loss) per share, net of tax:
Income from continuing operations	$0.18	$2.14	$0.93	$2.10
Income (loss) from discontinued operations	—	(0.07)	0.01	(0.29)
Gain on disposal of discontinued operations	—	—	1.51	—
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$0.18	$2.07	$2.46	$1.81

Diluted earnings (loss) per share, net of tax:
Income from continuing operations	$0.18	$2.14	$0.92	$2.10
Income (loss) from discontinued operations	—	(0.07)	0.01	(0.29)
Gain on disposal of discontinued operations	—	—	1.50	—
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$0.18	$2.07	$2.44	$1.81

Anti-dilutive shares related to outstanding stock options	22	288	207	324

9.	Dividends:

The Company declared a dividend of $.08 per common share on September 20, 2005, payable on October 18, 2005 to shareholders of record on October 4, 2005; a dividend of $0.10 per common share on December 6, 2005, payable on January 3, 2006 to shareholders of record on December 20, 2005; and a dividend of $0.10 per common share on March 7, 2006, payable on April 4, 2006 to shareholders of record on March 21, 2006.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated Statement of Stockholders’ Equity. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Income from continuing operations	$2,510	$28,989	$12,670	$28,421
Income (loss) from discontinued operations, net of tax	—	(869)	159	(3,846)
Gain on disposal of discontinued operations, net of tax	—	—	20,640	—
Cumulative effect of change in accounting principle, net of tax	—	—	120	—

Net income	$2,510	$28,120	$33,589	$24,575
Other comprehensive income (loss), net of taxes:
Unrealized losses from marketable securities, net of tax benefit of $16 and $72, for the three months ended April 30, 2006 and 2005, and tax benefit of $57 and $174 for the nine months ended April 30, 2006 and 2005, respectively	(24)	(109)	(87)	(265)
Unrealized gain from securities classified as investment net of taxes of $16,201	—	(24,743)	—	—
Foreign currency translation adjustment, net of tax provision of $68 and $6 for the three months ended April 30, 2006 and 2005, and tax provision of $421 and $180 for the nine months ended April 30, 2006 and 2005, respectively	1,891	(585)	2,532	2,600

Total comprehensive income	$4,377	$2,683	$36,034	$26,910

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, from continuing operations are as follows:

	Nine Months Ended
	April 30,
	2006	2005

Accounts and notes receivable	$(379)	$(85)
Refundable income taxes	(4,918)	—
Accounts receivable from affiliates	773	31
Inventories	(5,532)	(2,344)
Other current assets	(218)	(1,717)
Other assets	7	(5,185)
Accounts payable, trade	24	2,952
Accrued liabilities	2,067	(403)
Advance payments and deferred revenue	(6,769)	10,748
Accrued income taxes	(10,734)	16,087

Net changes in operating assets and liabilities	$(25,679)	$20,084

12.	Taxes:

The effective tax rate on continuing operations for the nine months ended April 30, 2006 and 2005 was 25.9% and 36.2%, respectively. The tax rate on the gain on sale of Camtronics was 30.6%. The effective tax rate for discontinued operations for the nine months ended April 30, 2006 and 2005, was 44.2% and a benefit of 49.7%, respectively. The lower effective tax rate on continuing operations in the current nine month period is largely the result of a higher percentage mix of U.S. based income due to the sale of Cedara securities during the nine months ended April 30, 2005, and from a discrete item consisting of provision-to-return adjustments for fiscal year 2005 tax returns filed in the current quarter, which provided an out-of-period tax benefit of $329, or 1.9%. The lower rate caused by the income mix was partially offset by the expiration of the Federal research and development credit and the phasing out of the extraterritorial income exclusion.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 1, 2005, the Company sold its Camtronics operating segment to better focus on its other core lines of business. See Note 2 of Notes to Unaudited Consolidated Financial Statements. Previously, Camtronics had been reported as a separate segment.

The table below presents information about the Company’s reportable segments.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Revenues:
Medical technology products from external customers:
Medical imaging products	$47,862	$45,858	$143,433	$130,223
B-K Medical	17,453	15,571	52,819	53,386

	65,315	61,429	196,252	183,609
Security technology products from external customers	11,524	18,290	56,378	36,080
Corporate and other	4,467	4,863	15,097	16,133

Total	$81,306	$84,582	$267,727	$235,822

Income (loss) from continuing operations before income taxes and cumulative effects of change in accounting principle:
Medical technology products:
Medical imaging products(A)	$(77)	$39,166	$(2,666)	$31,272
B-K Medical	128	228	1,453	4,107

	51	39,394	(1,213)	35,379
Security technology products	382	5,989	12,844	7,999
Corporate and other(B)	2,896	(112)	5,479	1,191

Total	$3,329	$45,271	$17,110	$44,569

	April 30,	July 31,
	2006	2005

Identifiable assets:
Medical imaging products	$114,098	$106,947
B-K Medical	72,500	71,143
Security technology products	16,609	15,497
Corporate and other(C)	297,521	261,179

Total assets from continuing operations	500,728	454,766
Assets of discontinued operations	—	41,939

Total	$500,728	$496,705

(A)	Includes a gain of $43,829 related to the Company’s sale of its equity investment in Cedara, for the three and nine months ended April 30, 2005. Also includes asset impairment charges of $491 for the nine months ended April 30, 2006 and $1,988 and $2,935 for the three and nine months ended April 30, 2005, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(B)	Includes restructuring and asset impairment charges related to SKY of $84 and $2,300 for the three and nine months ended April 30, 2006, respectively.

(C)	Includes cash equivalents and marketable securities of $234,097 at April 30, 2006, and $195,321 at July 31, 2005.

14.	Commitments and guarantees:

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization require the Company to indemnify directors of the Company and the Company’s By-Laws require the Company to indemnify the present or former directors and officers of the Company, and also permit indemnification of other employees and agents of the Company for whom the Board of Directors from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Because no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles of Organization or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of April 30, 2006.

In November 2002, the Financial Accounting Standard Board (“FASB”) issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company determined are within the scope of FIN 45.

The Company’s standard original equipment manufacturing and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2006.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Balance at the beginning of the period	$4,462	$4,331	$4,057	$4,053
Accrual for warranties issued during the period	1,021	627	2,493	1,837
Accrual related to pre-existing warranties (including changes in estimate)	473	158	1,876	1,378
Settlements made in cash or in kind during the period	(1,166)	(932)	(3,636)	(3,084)

Balance at the end of the period	$4,790	$4,184	$4,790	$4,184

15.	Subsequent events:

  Shareholder’s Dividends:

On June 7, 2006 the Company announced that its Board of Directors, on June 5, 2006, declared a dividend of $.10 per common share payable on July 3, 2006 to shareholders of record on June 19, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts in this Item 2 are in thousands except per share data.

The following provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See separate section entitled “Risk Factors.”

Summary

Analogic Corporation is engaged primarily in the design, manufacture and sale of high technology, high performance, high-precision data acquisition conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for major markets within the electronics industry: Medical Technology Products and Security Technology Products.

The results from continuing operations are summarized in the following tables.

	In U.S. Dollars (thousands) from Continuing Operations
	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005

Net Sales	$81,306	$84,582	$267,727	$235,822
Gross Margin %	35.8%	37.8%	37.5%	37.3%
Operating Expenses	$28,195	$32,668	$89,828	$91,550
Net Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2,510	28,989	12,670	28,421
Diluted EPS from continuing operations	0.18	2.14	0.92	2.10

Net sales from continuing operations for the three months ended April 30, 2006 were $3,276 or 4% lower than prior year period. Higher revenue primarily for selenium-based X-ray digital flat-panel detectors and ultrasound equipment, was more than offset by lower shipments of EXACT systems and spare parts, continued lower demand for sub-systems used in MRI scanners and Computed Tomography sub-systems. Net sales from continuing operations for the nine months ended April 30, 2006 were $31,905 or 14% higher than the same period last year. The sales increase for the nine month period was primarily the result of an additional 55 units of EXACT systems shipped over the same period last year, higher demand for the Company’s 64 slice data acquisition systems, increased shipments of selenium-based X-ray digital flat-panel detectors, partially offset by lower volume for sub-systems used in MRI scanners.

Gross margin percentage for the three months ended April 30, 2006 decreased by 2%, primarily due to engineering margin loss, over the same period last year. For the nine months ended April 30, 2006 gross margin percentage remained essentially flat year over year.

Operating expenses for the three month period were $4,473 or 14% lower than the same period last year, due to lower legal and accounting expenses, a reduction in Sarbanes-Oxley implementation costs, and reduced restructuring and asset impairment charges, partially offset by higher expenses for the adoption of SFAS 123(R).

Operating expenses for the nine months ended April 30, 2006 were $1,722 lower than the same period last year. Higher expenses under SFAS 123(R)associated with share based payments were offset by lower legal and accounting expenses associated with the Company’s review of revenue recognition procedures followed by Camtronics in prior periods.

Diluted earnings per share from continuing operations were $0.18 and $2.14 for the three months ended April 30, 2006 and 2005, respectively. Included in the prior year is a gain of $2.01 per share from the sale of Cedara equity interest, and the effect of the restructuring and asset impairment charges. For the nine months ended April 30, 2006 and 2005, diluted earnings per share from continuing operations were $0.92 and $2.10, respectively. Included in the prior year is a gain of $2.01 per share from the sale of Cedara equity interest, and the effect of the restructuring and asset impairment charges.

The Company’s cash, cash equivalent and marketable securities increased $37,247 from July 31, 2005 to April 30, 2006 primarily due to proceeds from the sale of Camtronics partially offset by an increase in working capital requirements.

In February 2006, the Company elected to convert the outstanding principal represented by its convertible promissory note and to exercise its warrant for shares of PDS Series B Convertible Participating Preferred Stock, increasing the Company’s equity interest in PDS to 43.8%. Following the increase in equity interest, the Company re-evaluated the accounting for its investment in PDS, including the consideration of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” an interpretation of ARB No. 51, and EITF 02-14 and determined that its investment should be accounted for under the equity method.

On November 1, 2005, the Company sold its wholly owned subsidiary Camtronics for $40,000 in cash, and realized net cash of $38,906 after transactional costs. The Company recorded a net gain on the sale of Camtronics of $20,640, net of a tax provision of $9,104, or $1.50 per diluted share, at time of transaction. The Company sold its Camtronics operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been restated accordingly to reflect these operations as discontinued. Revenue for the three months ended April 30, 2006 and 2005, were $0 and $9,584, respectively. Revenue for the nine months ended April 30, 2006 and 2005, were $11,495 and $26,751, respectively. The results of discontinued operations for the three months ended April 30, 2006 and 2005 were $0 and a net loss of $869, respectively, versus a net income of $159 and a net loss of $3,846 for the nine months ended April 30, 2006 and 2005, respectively.

On September 28, 2005, the Company decided to restructure the business operations of its wholly-owned subsidiary, SKY. The decision to restructure Sky was based on continued lower than expected sales. During the nine months ended April 30, 2006, the Company recorded restructuring costs of $811 for severance, $310 for capital assets impairment and an asset impairment of $1,179 for an inventory write-down.

Results of Operations

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

Net sales and gross margin for the three months ended April 30, 2006 as compared with the three months ended April 30, 2005, are summarized in the tables below.

  Products

	U.S. Dollars (in thousands)		Percentage
	2006	2005	Growth (Decline)

Products	$75,670	$77,646	(3%)
Gross margin	29,064	30,103	(3%)
Gross margin %	38.4%	38.8%

Product revenue for the three months ended April 30, 2006 decreased $1,976 or 3% from the three months ended April 30, 2005. Security Technology Products sales decreased $5,559 due to 7 fewer EXACT systems shipped in the current period and lower spare parts volume compared to the same period last year. Additionally, Corporate and other revenue decreased by $902 primarily due to lower embedded multiprocessing equipment sales, as the Company exits this business. These decreases in product revenue were partially offset by increased sales of $4,485 of Medical Technology Products over the prior year period. Increased shipments of digital flat-panel detectors and ultrasound equipment exceeded the continued lower demands for CT systems and sub-systems used in MRI scanners.

Gross margin percentage for products decreased to 38.4% for the three months ended April 2006, from 38.8% for the same period last year. The decrease was primarily the result of lower volume for the security products, which have a higher margin than most of the Company’s other products, as well as lower manufacturing efficiency due to the volume decline. Partially offsetting this decline was increased gross margin percentage related to the ultrasound business of the Medical Technology Products.

  Engineering

	U.S. Dollars (in thousands)		Percentage
	2006	2005	Growth (Decline)

Engineering	$3,415	$5,221	(35%)
Gross margin	(807)	1,404	(157%)
Gross margin %	(23.6%)	26.9%

Engineering revenue decreased $1,806 or 35% for the three months ended April 30, 2006 as compared to the prior year period. The decrease was primarily due to the completion in 2005 of a large customer funded project for security products, and to lower volume for medical imaging funded projects in 2006.

The engineering gross margin loss for the three months ended April 30, 2006 was ($807) as compared to a gross margin of $1,404 for the same period last year. The decrease in engineering gross margin of 157% for the three months ended April 30, 2006 was primarily related to approximately $300 of higher margin on completed projects for the security technology products last year, and, for certain funded projects for both security and medical imaging products, approximately an additional $1,800 of costs incurred in excess of the contract revenue in order to complete the contracts.

  Other

Other revenue of $2,221 and $1,715 represents revenue for the hotel operations for the three months ended April 30, 2006 and 2005, respectively. The increase was primarily due to a higher occupancy rate.

  Operating Expenses

Research and product development expenses were $12,382 for the three months ended April 30, 2006 or 15% of total revenue as compared to $13,540 or 16% of total revenue for the same period last year. The decrease of $1,158 was primarily related to lower personnel and related costs due to the termination of product development activities due to the restructuring of SKY in September 2005, partially offset by the impact of stock option expense of approximately $217.

Selling and marketing expenses were $6,972 for the three months ended April 30, 2006, as compared to $7,172 for the same period last year, or 9% of total revenue for both periods. The decrease of approximately $200 related primarily to savings resulting from the September 2005 restructuring of SKY.

General and administrative expenses were $8,757 for the three months ended April 30, 2006 or 11% of total revenue, compared to $9,968 or 12% of total revenue for the same period last year. General and administrative expenses were $1,211 lower than last year primarily due to a recovery of bad debt of $765 and lower external consulting and audit expenses incurred by the Company to comply with financial reporting and disclosure controls as required by the Sarbanes-Oxley Act.

Restructuring and asset impairment charges were $84 for the three months ended April 30, 2006, related to additional severance costs for the restructuring of SKY. Prior year impairment charges of $1,988, included $1,148 related to the change in accounting method for the Company’s investment in PDS from equity to cost method of accounting, as well as the requirements to evaluate the net realizable value of its investment. In addition, the re-alignment of R & D activities resulted in a $840 charge related to abandoned technologies.

  Other (Income) Expense

Interest income was $2,653 for the three months ended April 30, 2006 compared with $1,484 for the same period last year. The increase was primarily due to higher effective interest rates and higher invested cash balances. Interest expenses of $43 for the three months ended April 30, 2006, is due to interest incurred for late payment of withholding taxes by our Canadian subsidiary.

The Company recorded an equity loss in unconsolidated affiliates of $332 related to its equity investment in PDS for the three months ended April 30, 2006, versus an equity gain of $972 for the Company’s equity share in SAHCO for the same period last year.

Other income was $116 for the three months ended April 30, 2006 compared to other expenses of $312 for the same period last year. The change in other income consisted primarily of lower foreign currency exchange losses incurred by the Company’s Canadian and Danish subsidiaries.

  Provision for Income Taxes

The effective tax rate on continuing operations for the third quarters of fiscal 2006 and fiscal 2005 was 24.6% and 36% respectively. The lower effective tax rate on continuing operations in the current quarter is largely the result of a higher percentage mix of U.S. based income due to the sale of Cedara securities in the quarter ended April 30, 2005, and from the discrete item of provision-to-return adjustments for fiscal year 2005 tax returns filed in the current quarter. The provision-to-return adjustments provided an out-of-period tax benefit of $329, or 9.9%. The lower rate caused by the income mix was partially offset by the expiration of the Federal research and development credit and the phasing out of the extraterritorial income exclusion.

  Net Income and Earnings per Share

Net Income and earnings per share from continuing operations for the three months ended April 30, 2006 and 2005, are as follows:

	U.S. Dollars
	(in thousands)
	except EPS
	2006	2005

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$2,510	$28,989
% of net sales	3.1%	34.3%
Diluted EPS from continuing operations	$0.18	$2.14

Income from continuing operations was $2,510 for the three months ended April 30, 2006 as compared to a net income of $28,989 for the same period last year. Basic and diluted earnings per share from continuing operations were $0.18 as compared to basic and diluted earnings per share of $2.14 for the third quarter ended April 30, 2006 and 2005, respectively. Last year, income from continuing operations included a net gain of $27,388 or $2.01 per basic and diluted earnings per share related to the Company’s sale of its equity interest in Cedara.

Nine Months Ended April 30, 2006 Compared to Nine Months Ended April 30, 2005

  Net Sales

Net sales and gross margin for the nine months ended April 30, 2006 as compared with the nine months ended April 30, 2005, are summarized in the tables below.

  Products

	U.S. Dollars (in thousands)		Growth in
	2006	2005	Percentage

Products	$247,355	$215,766	15%
Gross margin	98,073	83,159	18%
Gross margin %	39.6%	38.5%

Product revenue for the nine months ended April 30, 2006, increased $31,589 or 15% over the prior year due to increased sales of Security Technology Products of $22,529, related primarily to 55 additional EXACT systems shipped in the first nine months of 2006 over the same period last year, and increased sales of Medical Technology Products of $10,688. Partially offsetting this growth were lower corporate and other sales of $1,628 primarily due to lower demand for the Company’s embedded multiprocessing equipment, as the Company exits this business. The increased sales of Medical Technology Products of $10,688 were primarily the result of increased sale of 64 slice data acquisition systems, digital flat-panel detectors, and fetal monitoring products. Continued lower demand for the Company’s sub-systems used in MRI scanners partially offset the growth of the other Medical Technology Products.

The increase product gross margin percentage was primarily due to higher sales of Security Technology Products, which have a higher margin than most of the Company’s other products, partially offset by the effect of the write-down of certain inventory of $1,179 related to the restructuring of SKY business operations.

  Engineering

	U.S. Dollars
	(in thousands)		Percentage
	2006	2005	Growth (Decline)

Engineering	$13,346	$13,630	(2%)
Gross margin	(718)	2,271	(132%)
Gross margin %	(5.4%)	16.7%

Engineering revenue decreased slightly for the nine months end April 30, 2006 as compared to the nine months ended April 30, 2005. In security engineering, revenue for funded projects decreased approximately $2,200 over prior year period, primarily due to a large funded project which was completed last year. This decrease was partially offset by increased funding for certain customer funded projects for Medical Technology Products.

The engineering gross margin decreased $2,989 primarily as a result of the Transportation Security Administration (“TSA”) contract costs exceeding the funded amount of the security contracts by approximately $2,000, and approximately $800 of margin realized on a large security funded project which was completed last year. This decrease in security engineering gross margin was partially offset by a gross margin of approximately $1,900 for additional funds received on a completed project with no related costs, and additional costs of approximately $1,400 in excess of the value of certain funded projects of Medical Imaging Technology Products. In addition, prior year engineering gross margin included a license sale of $750 to the Company’s affiliate SAHCO.

  Other

Other revenue of $7,026 and $6,426 represents revenue for the Company’s hotel operation for the nine months ended April 30, 2006 and 2005, respectively. The increase was primarily due to a higher occupancy rate.

  Operating Expenses

Research and product development expenses were $39,558, or 15% of total revenue, and $38,433, or 16% of total revenue, for the nine months ended April 30, 2006 and 2005, respectively. The increase of $1,125 was primarily due to increased personnel, expenses under SFAS 123(R) associated with share-based payments, and related costs to support product development, focused on developing new generations of medical imaging equipment, including CT systems and an extended family of multi-slice CT data acquisition systems, as well as a number of projects for security systems. Partially offsetting this increase were savings of approximately $1,700 due to the September 2005 SKY restructuring.

Selling and marketing expenses were $21,600 or 8% of total revenue and $21,694 or 9% of total revenue, for the nine months ended April 30, 2006 and 2005, respectively. The decrease in selling and marketing expenses as a percentage of total revenue was primarily the result of higher revenue over the same period last year.

General and administrative expenses were $27,058 or 10% of total revenue, and $28,488 or 12% of total revenue for the nine months ended April 30, 2006 and 2005, respectively. The decrease of $1,430 was primarily attributable to legal expenses incurred during the comparable period last fiscal year for the L-3 Communications litigation and costs related to the Camtronics subsidiary review of revenue recognition procedures; and for the nine months ended April 30, 2006 a bad debt recovery and a real estate tax abatement rebate. These reductions were partially offset by expenses associated with share-based payments in connection with the adoption of SFAS 123(R) and other general expenses.

Restructuring and asset impairment charges were $1,612 and $2,935 for the nine months ended April 30, 2006 and 2005, respectively. For the nine months ended April 30, 2006, the Company recorded $1,121 for severance costs and certain write-downs of capital assets for the restructuring of SKY, and impairment charges of $275 related to SAHCO and $216 related to PDS based on the net realizable value of the Company’s investments. For the nine months ended April 30, 2005, the Company recorded asset impairment charges of $2,095 related to the change in accounting method for the Company’s investment in PDS from equity to cost method of accounting, and the requirement to evaluate the net realizable value of its investment. Also, certain other technologies valued at $840 were abandoned due to a re-alignment of research and development activities in the prior year.

  Other (Income) Expense

Interest income was $7,155 and $3,369 for the nine months ended April 30, 2006 and 2005, respectively. The increase was due to higher effective interest rates and higher invested cash balances. Interest expense of $43 for the nine months ended April 30, 2006, relates primarily to interest incurred for the late payment of withholding taxes by our Canadian subsidiary.

The Company recorded an equity loss in unconsolidated affiliates of $787 related to an equity loss of $455 in SAHCO and $332 in PDS for the nine months ended April 30, 2006, and an equity gain for the nine months ended April 30, 2005 of $749 primarily due to $939 related to an equity gain in SAHCO, offset by an equity loss of $191 in Cedara Software Corporation.

Other income was $158 and $292 for the nine months ended April 30, 2006 and 2005, respectively. The change in other income consisted primarily of lower foreign currency exchange gain incurred by the Company’s Canadian and Danish subsidiaries.

  Provision for Income Taxes

The effective tax rate on continuing operations for the nine months ended April 30, 2006 and 2005 was 25.9% and 36.2%, respectively. The tax rate on the gain on sale of Camtronics was 30.6%. The effective tax rate for discontinued operations for the nine months ended April 30, 2006 and April 30, 2005, was 44.2% and a benefit of 49.7%, respectively. The lower effective tax rate on continuing operations in the current nine month period is largely the result of a higher percentage mix of U.S. based income due to the sale of Cedara securities during the nine months ended April 30, 2005, and from a discrete item consisting of provision-to-return adjustments for fiscal year 2005 tax returns filed in the current quarter, which provided an out-of-period tax benefit of $329, or 1.9%. The lower rate caused by the income mix was partially offset by the expiration of the Federal research and development credit and the phasing out of the extraterritorial income exclusion.

  Net Income and Earnings per Share

Net income and earnings per share from continuing operations for the nine months ended April 30, 2006 and 2005, are as follows:

	U.S. Dollars
	(in thousands)
	Except EPS
	2006	2005

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$12,670	$28,421
% of net sales	4.7%	12.1%
Diluted EPS from continuing operations	$0.92	$2.10

Basic earnings per share from continuing operations for the nine months ended April 30, 2006 were $0.93, as compared to $2.10 for the same period last year. Diluted earnings per share from continuing operations for the nine months ended April 30, 2006 were $0.92 as compared to $2.10 for the same period last year. Last year’s income included a net gain of $27,388 or $2.01 per basic and diluted earnings per share related to the Company’s sale of its equity interest in Cedara. The increase in net income, excluding the gain from the sale of Cedara equity interest, was primarily related to higher sales of security and medical technology products, and higher interest income.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $257,701 and $220,454 at April 30, 2006 and July 31, 2005, respectively. The Company’s balance sheet reflects a current ratio of 6.7 to 1 at April 30, 2006 compared to 4.1 to 1 at July 31, 2005. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company’s debt to equity ratio was .14 to 1 at April 30, 2006 and .24 to 1 at July 31, 2005. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

The carrying amounts reflected in the Unaudited Consolidated Balance Sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2006, due to the short maturities of these instruments.

The Company maintains a bond investment portfolio of various issuers, types, and maturities. This portfolio is classified on the balance sheet as either cash and cash equivalents or marketable securities, depending on the length of time to maturity from original purchase. Cash equivalents include all highly liquid investments primarily invested in US treasury and US government agency securities with maturities of three months or less from the time of purchase. Investments having maturities from the time of purchase in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. A rise in interest rates could have an adverse impact on the fair value of the Company’s investment portfolio. The Company does not currently hedge these interest rate exposures.

Net cash provided by operating activities was $8,973 for the nine months ended April 30, 2006, including $7,075 provided by continuing operations and $1,898 provided by discontinued operations. The cash provided by operating activities of continuing operations of $7,075 for the nine months ended April 30, 2006, was primarily due to an increase in net income, depreciation and amortization, and non-cash impact of asset impairment charges partially offset by higher operating assets and liabilities. The increase in operating assets and liabilities was primarily due to inventories, accrued income taxes due to payments and lower advance payments received primarily related to orders for the EXACT systems.

Net cash provided by investing activities was $32,326 for the nine months ended April 30, 2006, including $38,906 provided by proceeds of the sale of Camtronics, and the receipt of $5,400 of proceeds from maturities of marketable securities, offset primarily by capital expenditures of $10,005, and investment in and advances to affiliated companies of $1,149.

Net cash provided by financing activities for the nine months ended April 30, 2006 was $1,270, primarily due to $8,851 of cash received from the issuance of stock pursuant to the Company’s employee stock option and stock purchase plans, and reduced by $3,883 to repurchase the Company’s shares of common stock, and $3,878 used for dividends paid to stockholders.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements, at April 30, 2006, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	4 -5 Years	5 Years

Operating leases	$6,988	$1,611	$2,065	$1,377	$1,935
Purchasing obligations	35,517	30,930	4,587	—	—

	$42,505	$32,541	$6,652	$1,377	$1,935

The Company currently has approximately $23,600 in revolving credit facilities with various banks available for direct borrowings. As of April 30, 2006, there were no direct borrowings.

New Accounting Pronouncements

In June 2005, Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal years beginning after May 31, 2005. The adoption of FAS No. 154 did not have a material impact on the Company’s financial position or results of operations

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other — Than-Temporary

Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP establishes the steps required in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Under this FSP, impairment shall be assessed at the individual security level and the assessment of whether an investment shall be assessed at the individual security level and the assessment of whether an investment is impaired shall be performed in each reporting period. When impairment has been determined to be other than temporary, an impairment loss will be recognized on an impairment loss equal to the difference between the investment’s cost and its fair value. The provisions of FSP 115-1 shall be effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Company’s financial position or results of operations.

Critical Accounting Policies, Judgments, and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expense, and related disclosures of contingent assets and liabilities. With the exception of revenue recognition and accounts receivable which has been modified to reflect the Camtronics divestment as well as accounting for stock based compensation which was adopted on August 1, 2005. We continue to have the same critical accounting policies and estimates as we described in Item 7, beginning on page 11, in our Annual Report on Form 10-K for the year ended July 31, 2005. Those policies and estimates were identified as those relating to inventory; concentration of credit risk; warranty reserve; goodwill, intangible assets, and other long-lived assets; income taxes. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these estimates and judgments require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers and information available from other outside sources, as appropriate.

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

Stock Based Compensation

Effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. Stock-based compensation expenses related to restricted stock granted at no cost to the employees were reflected in net income. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the nine months ended April 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our net product and engineering revenue from our five largest customers for the nine months ended April 30, 2006 as well as each of the last three fiscal years and the percentage of our product and engineering sales to our ten largest customers during these periods:

	Nine Months Ended
	April 30,	Year Ended July 31,
	2006	2005	2004	2003

L-3 Communications	19%	16%	9%	47%
Toshiba	18%	15%	14%	7%
Siemens	8%	9%	10%	5%
General Electric	8%	10%	9%	7%
Philips	5%	7%	8%	4%
Ten largest customers as a group	70%	66%	68%	81%

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

The Company maintains a bond investment portfolio of various issuers, types, and maturities with high credit quality issuers. Cash and cash equivalents are primarily invested in US treasury and US government agency securities, with original maturities of three months or less. Investments having original maturities in excess of three months are stated at fair value, and are classified as available for sale. Total interest income for the three and nine months ended April 30, 2006 was $2,653 and $7,155, respectively. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended April 30, 2006 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All dollar amounts in this Item 2 are in thousands, except per share data

The following table provides information about repurchases by the Company of its common stock for the nine months ended April 30, 2006.

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
		Average	Purchased as Part of	May Yet be
	Total Number of	Price Paid	Publicity Announced	Purchased Under
Period	Shares Purchased(1)	per Share	Program(2)	the Program

8/1/05-11/30/05	—	—	—
12/1/05-12/31/05	60,000	$48.45	60,000
1/1/06-1/31/06	20,000	48.77	20,000
2/1/06-4/30/06	—	—	—

Total	80,000	48.53	80,000	$21,000

(1)	All repurchases by the Company of its common stock during the periods indicated were done pursuant to the repurchase program that the Company publicly announced on June 7, 2005 (The “Program”).

(2)	The Company’s Board of Directors approved the repurchase of $25,000 of the Company’s common stock pursuant to the Program.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION
Registrant

/s/ John W. Wood Jr.
John W. Wood Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2006

/s/  John J. Millerick
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: June 9, 2006

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