Form 10-K
period 2006-07-31
ANALOGIC CORP
filed 2006-10-16
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006	Commission file number 0-6715

Analogic Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2454372
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8 Centennial Drive, Peabody, Massachusetts	01960
(Address of principal executive offices)	(Zip Code)

(978) 977-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.05 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant in not required to file report pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

Large accelerated filer  ☑                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant at January 31, 2006 was approximately $764,116,000. As of September 29, 2006, there were 13,959,465 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Item 1.	Business

Developments During Fiscal 2006

Total revenues from continued operations of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as “Analogic” or the “Company”) for the fiscal year ended July 31, 2006 (fiscal 2006), were $351.4 million as compared to $326.5 million for the fiscal year ended July 31, 2005 (fiscal 2005), an increase of 8%. Net income for fiscal 2006 was $25.1 million, or $1.81 per diluted share, as compared to $28.9 million, or $2.12 per diluted share, for fiscal 2005. Net income in fiscal 2006 include a gain of $20.2 million, or $1.46 per diluted per share, from the sale of the Company’s wholly owned subsidiary Camtronics Medical Systems, Ltd. (Camtronics). Net income from continuing operations for fiscal 2006 was $4.6 million, or $0.33 per diluted share, as compared to $34.7 million, or $2.54 per diluted share, for fiscal 2005. Net income for fiscal 2005 includes an after-tax gain of $27.4 million, or $2.01 per diluted share, related to the Company’s sale of its equity interest in Cedara Software Corporation.

During September 2005, the Company restructured the business operations of its wholly owned subsidiary, SKY Computers, Inc (SKY). The decision to restructure SKY was based on continued lower than expected sales. During fiscal 2006, the Company recorded asset impairment and restructuring costs of $2.8 million related to SKY.

In fiscal 2006, the Company sold its wholly owned subsidiary Camtronics for $40.0 million in cash and realized net cash of $38.9 million after transactional costs. The Company recorded a net gain on the sale of Camtronics of $20.2 million, net of a tax provision of $8.9 million, or $1.46 per diluted share. The Company sold its Camtronics operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been restated accordingly to reflect these operations as discontinued.

During fiscal 2006, the Company recorded asset impairment and restructuring charges of $14.9 million, of which $12.1 million was recorded in the fourth quarter ended July 31, 2006. In the fourth quarter, the Company continued ongoing discussions with an OEM customer, with whom the Company has a development agreement regarding a medical CT program, that culminated in a dispute in August 2006. As a result, significant uncertainty existed with respect to the viability of this CT medical development program and the realizability of the related assets. Therefore, in the fourth quarter ended July 31, 2006, the Company recorded asset impairment charges totalling $7.7 million, of which $5.8 million was for the write-down of inventories and $1.9 million was for the write off of capitalized software. Also during the fourth quarter of 2006, the Company discontinued its efforts to develop a medical CT end user workstation, resulting in a $3.8 million asset impairment charge. In addition, $0.5 million in restructuring and excess inventory reserves related to the fiscal 2006 closure of the Company’s Sky Computer subsidiary were recorded.

Description of Business

Analogic was incorporated in the Commonwealth of Massachusetts in November 1967. Analogic is a leading designer and manufacturer of advanced health and security systems and subsystems sold primarily to Original Equipment Manufacturers (OEMs). The Company is recognized worldwide for advancing state-of-the-art technology in the areas of Computed Tomography (CT), Digital Radiography (DR), Ultrasound, Magnetic Resonance Imaging (MRI), and Patient Monitoring. Analogic’s OEM customers incorporate Analogic’s state-of-the-art products into systems used in health and security applications. Several of Analogic’s subsidiaries sell products under their own names directly to niche end-user markets.

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

In addition to precision measurement, many of Analogic’s products perform very high-speed, complex calculations on the data being analyzed. Thus, Analogic’s products are an integral part of the communications link between various analog sensors, detectors, or transducers, and the people or systems that interpret or utilize this information.

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of two reporting segments: Medical Imaging Products includes primarily electronic systems and subsystems for medical imaging equipment and patient monitoring equipment, and B-K Medical Systems ApS for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products includes advanced weapon and threat detection systems and subsystems. (See Note 19 of Notes to Consolidated Financial Statements.)

Medical Technology Products

Medical Imaging Products, which accounted for approximately 78% of product and engineering revenue in fiscal 2006, consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring equipment.

A number of Analogic’s medical imaging data acquisition systems and related computing equipment are incorporated by manufacturers in North America, Europe, and Asia into advanced X-ray equipment known as CT scanners. These scanners generate images of the internal anatomy, which are used primarily to create diagnostic medical images. Analogic’s data acquisition and signal processing systems have advanced CT scanner technology that substantially increases the resolution of the image, reduces the time necessary to acquire the image, and reduces the computing time required to produce the image. Analogic supplies some of its medical imaging customers with A/D and D/A conversion equipment and complete data acquisition systems. The Company also manufactures other CT subsystems incorporating proprietary technology. Some of these CT systems are integrated with other technologies, such as radiotherapy systems.

The Company also designs and manufactures other advanced subsystems for OEM customers, such as Radio Frequency (RF) amplifiers and Gradient Coil (GC) amplifiers for use in MRI scanners, which are used primarily to create diagnostic medical images.

Direct Digital Radiography systems (DDR) are also designed, developed, and manufactured by Analogic. DDR systems use a solid-state, flat-panel, detector technology consisting of an amorphous Selenium coating over a Thin-Film-Transistor (TFT) array to convert X-rays into electrical signals, digitize these signals, and create an image. DDR systems are developed and manufactured for direct sale to select markets by ANEXA Corporation (Anexa), the Company’s 100% owned subsidiary.

Anexa markets and sells complete advanced digital radiography solutions to end users in select markets. Anexa markets complete digital imaging solutions featuring advanced DDR systems, application and work-flow-enhancing software, and accessories, for applications such as orthopedics, emergency medicine, pediatrics, and general radiology in small-to-mid-sized hospitals and imaging centers.

ANRAD Corporation (Anrad), a 100% owned subsidiary, designs and manufactures for OEM customers and for Anexa, state-of-the-art, direct conversion amorphous Selenium-based, digital, flat-panel, X-ray detectors for diagnostic and interventional applications in cardiac, mammography, and general radiology applications.

Sound Technology, Inc. (STI), a 100% owned subsidiary, develops and manufactures ultrasound transducers and probes for a broad range of clinical applications. These products are supplied to a global customer base of ultrasound system OEMs, including B-K Medical ApS (B-K Medical), a 100% owned subsidiary.

B-K Medical designs and manufactures ultrasound systems and probes for end-user markets in urology, surgery, and radiology. Its scanners generate real-time images of the internal anatomy that are used for medical diagnosis and interventional procedures. B-K Medical also manufactures key subsystems on an OEM basis for ultrasound equipment manufacturers.

The Company manufactures a variety of multi-functional, custom patient monitoring instruments for OEM customers and a family of non-invasive patient monitors for direct sale under the LIFEGARD® brand. Several families of monitors acquire, calculate, and display combinations of the most common vital sign parameters, such as Electrocardiogram (ECG), respiration, temperature, and Non-Invasive Blood Pressure (NIBP). Specialty monitors measure such parameters as Pulse Oximetry (SpO2) and Non-Invasive Cardiac Output (NICO). These monitors are designed to be used in a variety of hospital settings, such as emergency room, sub-acute units, and general care and surgical centers, where ease of use, portability, flexibility, and costs are important considerations, as well as in clinics, physicians’ offices, and the home.

The Company manufactures fetal monitoring products for acquisition, conversion, and display of biomedical signals under the FETALGARD® brand. These monitors, designed for use in ante partum applications, have the capability to non-invasively measure, compute, display, and print fetal heart rates, maternal contraction frequency, and relative intensity to determine both maternal and fetal well-being.

Security Technology Products

Security Technology Products, consisting of advanced explosives detection systems for checked luggage and weapons detection systems for checkpoints, accounted for approximately 19% of product and engineering revenue in fiscal 2006. Analogic designs and manufactures the EXplosive Assessment Computed Tomography scanner (EXACT™). The EXACT is the world’s first dual-energy, helical-cone-beam, 24-slice CT scanner, and it is the only certified security detection system capable of generating data for full three-dimensional (3-D) images of every object contained within a piece of luggage. The EXACT is the core system of L-3’s eXaminer 3DX(R) 6000 (“the eXaminer”), the first second-generation EDS certified by the Federal Aviation Administration (FAA). The eXaminers are being purchased by the U.S. Federal government for installation at major U.S. airports to scan checked luggage and by international authorities for installation at airports in Europe, Asia, and Central America. The Company recently completed development of the AN6400, a major upgrade to the EXACT system. The EXACT AN6400 includes a significant reduction in the false alarm rate, increased throughput to 550 bags an hour, dual-energy detection capability, and an entirely new workstation with advanced 3D threat-imaging software.

Analogic has also designed and developed prototypes of a high-speed, low-cost, CT-based checkpoint security imaging system, the COBRA™, to detect explosives, and other threats. This system is designed to automatically detect explosives and weapons in carry-on luggage at checkpoints in airports and at portals for cruise ships, rail stations, courthouses, embassies, and other public buildings, as well as to scan mail and small parcels. The Company is also developing the KING COBRA to scan checked luggage at small to mid-sized airports, and the XLB1100 ultra-high-speed explosives detection system for large airports.

Corporate and Other

Corporate and Other, consisting primarily of a hotel and embedded multi-computing platforms, accounted for approximately 3% of product and engineering revenue in fiscal 2006.

The Company owns a hotel, managed for the Company under a contract with Marriott Corporation, which is located adjacent to the Company’s principal executive offices and manufacturing facility in Peabody, Massachusetts. The facility is strategically situated in an industrial park and is in close proximity to the historic and tourist area of Boston’s North Shore, approximately 18 miles from Boston. It has 256 guest rooms, a ballroom, several function rooms, and appropriate recreational facilities.

SKY, a 100% owned subsidiary, designed and manufactured high-performance embedded multicomputing platforms used in advanced medical, military, and industrial imaging applications. In fiscal 2006, the Company decided to close this business based on continued lower-than-expected sales.

Marketing and Distribution

The Company sells its products domestically and abroad directly through the efforts of its officers and employees, and on occasion through a network of independent sales representatives and distributors located in principal cities around the world. In addition, Analogic subsidiaries in Europe, Canada, and the United States act as distributors. The majority of distributors order from the Company as they receive orders from their customers and do not stock inventory for resale. Generally, sales made to distributors are based on fixed discounts applied to established list prices under normal payment terms. Returns are allowed for defective products under authorized warranty repair. Some of Analogic’s distributors also represent manufacturers of competing products.

Sources of Raw Materials and Components

In general, Analogic’s products are composed of Company-designed electronic and mechanical elements including proprietary integrated circuits, printed circuit boards, detectors, power supplies and displays manufactured by Analogic and others in accordance with Analogic’s specifications. Most items procured from third-party suppliers are believed to be available from more than one source. However, it might become necessary, if a given component ceases to be available, for Analogic to modify a product design to adapt to a substitute component, or to purchase new tooling to enable a new supplier to manufacture the component, either of which could result in additional expense and/or delay in product sales. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, Analogic carries a substantial inventory of raw materials and components in an effort to ensure its ability to make timely delivery to its customers.

Patents and Licenses

The Company holds approximately 149 patents of varying duration issued in the United States, which cover technology developed by it. In many instances, the Company holds corresponding foreign patents. The Company regularly files U.S. patent applications and, where appropriate, foreign patent applications. The Company also files continuations to cover both new and improved methods, apparatus, processes, designs, and products. At present, approximately 71 U.S. and foreign patent applications are in process.

The Company also relies on a combination of trade secret, copyright, and trademark laws, as well as contractual agreements to safeguard its proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, the Company routinely enters into confidentiality and assignment-of-invention agreements with each of its employees, and confidentiality agreements with its key customers and vendors.

Management believes that any legal protection afforded by patent and copyright laws is of secondary importance as a factor in the Company’s ability to compete. Future prospects are more a function of the continuing level of excellence and creativity of the Company’s engineers in developing products which satisfy customer needs, and the marketing skills and managerial competence of the Company’s personnel in selling those products. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products. Management is of the opinion that the loss of patent protection would not have a material effect on the Company’s competitive position.

Seasonal Aspect of Business

There is no material seasonal element to the Company’s business, although plant closings in the summer, particularly in Europe, tend to decrease the procurement activities of certain customers during the first quarter of the Company’s fiscal year.

Working Capital Matters

The Company does not carry a substantial inventory of finished goods but does carry a substantial inventory of raw material components and work-in-process to enable it to meet its customers’ delivery requirements. (See Note 9 of Notes to Consolidated Financial Statements.)

Material Customers

The Company’s three largest customers in fiscal 2006, each of which is a significant and valued customer, were Toshiba, L-3, and Siemens, which accounted for approximately 18.9%, 16.8%, and 8.5%, respectively, of product and engineering revenue. Loss of any one of these customers would have a material adverse effect on the Company’s business.

Backlog

The backlog of firm orders at July 31, 2006 was approximately $74.7 million as compared with approximately $124.7 million at July 31, 2005. The decrease of $50.0 million in the backlog is principally due to a decrease in orders for the EXACT systems. Many of the orders in the Company’s backlog permit cancellation by the customer under certain circumstances. To date, Analogic has not experienced material cancellation of orders. The Company reasonably expects to ship substantially all of its backlog at July 31, 2006 during fiscal 2007.

Government Contracts

The Company does a significant amount of business with agencies of the federal government, either directly or as a subcontractor. The Company’s contracts with government agencies, and the government contracts of other parties under which the Company is serving as a subcontractor, are subject to termination at the election of the government agency. While none of the Company’s government contracts or subcontracts provide for renegotiation of profits at the election of the government, it is possible that the government agency would request, and that the Company would under certain circumstances agree to, the renegotiation of the payments provided for under such contracts. However, the Company has not in the past renegotiated any significant payment terms under its government contracts or subcontracts.

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

Analogic’s competitors include divisions of some larger, more diversified organizations, as well as several specialized companies. Some of them have greater resources and larger staffs than Analogic. The Company believes that it is a leading OEM supplier of CT systems and subsystems for the medical and security industries.

Research and Product Development

Research and product development (R&D) is a significant factor in Analogic’s business. The Company maintains a constant and comprehensive R&D program directed toward the creation of new products and the improvement and refinement of its present products and the expansion of their applications.

Company funds expended for R&D amounted to $51.8 million in fiscal 2006, $50.5 million in fiscal 2005, and $50.0 million in the fiscal year ended July 31, 2004 (fiscal 2004). Analogic intends to continue its emphasis on new product development. As of July 31, 2006, Analogic employed approximately 430 employees engaged in research and product development activities, including electrical engineers, software engineers, physicists, mathematicians, and technicians. These individuals, in conjunction with the Company’s sales and marketing staff, also devote a portion of their time to assisting customers in utilizing the Company’s products, developing new uses for these products, and anticipating customer requirements for new products.

The Company capitalized $1.1 million and $3.5 million in fiscal 2006 and fiscal 2005, respectively, of computer software testing and coding costs incurred after technological feasibility was established. These costs are amortized using a straight-line method over the estimated economic life of the related products, generally three years, and are included in product cost of sales.

Environment

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.

Employees

As of July 31, 2006, the Company employed approximately 1,500 employees.

Financial Information about Foreign and Domestic Operations and Export Revenue

Domestic and foreign revenues were $281.5 million and $69.9 million, respectively, for fiscal 2006 as compared to $271.2 million and $55.3 million, respectively, in fiscal 2005, and $251.3 million and $52.9 million, respectively, in fiscal 2004.

Export revenue from sales of products and engineering services from the United States primarily to companies in Europe and Asia, amounted to approximately $101.9 million (30%) of product and engineering revenue in fiscal 2006 as compared to approximately $104.9 million (33%) in fiscal 2005, and approximately $105.0 million (35%) in fiscal 2004. The Company’s export revenue is at least as profitable as its domestic revenue. The Company’s export revenue is denominated in U.S. dollars.

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

The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to the reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors

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

Because a significant portion of the Company’s revenue currently comes from a small number of customers, any decrease in revenue from these customers could harm the Company’s operating results.

The Company depends on a small number of customers for a large portion of its business, and changes in its customers’ orders may have a significant impact on the Company’s operating results. If a major customer significantly reduces the amount of business it does with the Company, there would be an adverse impact on its operating results. The following table sets forth the percentages of the Company’s net product and engineering revenue from its five largest customers in each of the last three fiscal years, and the percentages of its product and engineering revenue to its ten largest customers during these periods:

	Year Ended July 31,
	2006	2005	2004
Toshiba	19%	15%	14%
L-3 Communications	17%	16%	9%
Siemens	9%	9%	10%
General Electric	8%	10%	9%
Philips	5%	7%	8%
Ten largest customers as a group	70%	66%	68%

Although the Company is seeking to broaden its customer base, it will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that the Company’s operating results would be adversely affected if one or more of the Company’s major customers were to cancel, delay, or reduce significant orders in the future. The Company’s customer agreements typically permit the customer to discontinue future purchases after timely notice.

In addition, the Company generates significant accounts receivable in connection with the products the Company sells and the services it provides to its major customers. Although the Company’s major customers are large corporations, if one or more of its customers were to become insolvent or otherwise be unable to pay for the Company’s products and services, the Company’s operating results and financial condition could be adversely affected.

Competition from existing or new companies in the medical and security imaging technology industry could cause the Company to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

The Company operates in a highly competitive industry. The Company is subject to competition based on product design, performance, pricing, quality, and service offerings, and management believes the Company’s innovative engineering and product reliability have been important factors in its growth. While the Company tries to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances the Company’s products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

The Company’s competitors include divisions of larger, more diversified organizations as well as specialized companies. Some of them have greater resources and larger staffs than the Company has. Many of the Company’s existing and potential OEM customers have the ability to design and manufacture internally the products that the Company manufactures for them. The Company faces competition from the research and product development groups and manufacturing operations of its existing and potential customers, who continually compare the benefits of internal research, product development, and manufacturing with the costs and benefits of outsourcing.

The Company depends on its suppliers, some of which are the sole source for certain components, and its production would be substantially curtailed if these suppliers were not able to meet the Company’s demands and alternative sources were not available.

The Company orders raw materials and components to complete its customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers. Although the Company works with its customers and suppliers to minimize the impact of shortages in raw materials and components, the Company sometimes experiences short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronics components. If a significant shortage of raw materials or components were to occur, the Company might have to delay shipments or pay premium pricing, which could adversely affect its operating results. In some cases, supply shortages of particular components will substantially curtail the Company’s production of products using these components. The Company is not always able to pass on price increases to its customers. Accordingly, some raw material and component price increases could adversely affect its operating results. The Company also depends on a small number of suppliers to provide many of the other raw materials and components that it uses in its business. Some of these suppliers are affiliated with customers or competitors, and others are small companies. If the Company was unable to continue to purchase these raw materials and components from its suppliers, its operating results could be adversely affected. Because many of the Company’s costs are fixed, its margins depend on the volume of output at its facilities, and a reduction in volume could adversely affect its margins.

If the Company were to be left with excess inventory, its operating results would be adversely affected.

Because of long lead times and specialized product designs, the Company typically purchases components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the Company’s products, its customers might not purchase all of the products that it has manufactured or for which it has purchased components. In either event, the Company would attempt to recoup material and manufacturing costs by means such as returning components to its vendors, disposing of excess inventory through other channels, or requiring its OEM customers to purchase or otherwise compensate it for such excess inventory. Some of the Company’s significant customer agreements do not give it the ability to require its OEM customers to do this. To the extent that the Company was unsuccessful in recouping its material and manufacturing costs, its net sales and operating results would be adversely affected. Moreover, carrying excess inventory would reduce the working capital the Company has available to continue to operate and grow its business.

Uncertainties and adverse trends affecting the Company’s industry or any of its major customers may adversely affect its operating results.

The Company’s business operates primarily within two major markets within the electronics industry, Medical Technology Products and Security Technology Products, which are subject to rapid technological change and pricing and margin pressure. These markets have historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices, and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase and use of medical and security-related capital equipment could also affect the Company’s sales. The Company’s customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the Company’s industry in general, or any of its major customers in particular, might adversely affect its operating results. The Company’s other businesses are subject to the same or greater technological and cyclical pressures.

The Company’s customers’ delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for their products could have a material adverse effect on the Company’s business.

The Company’s products are used by a number of its customers in the production of medical devices that are subject to a high level of regulatory oversight. A delay in obtaining or inability to obtain any necessary United States or foreign regulatory clearances or approvals for products could have a material adverse effect on the Company’s business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, might be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance from the United States Food and Drug Administration (FDA). Medical devices sold in the United States must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacturing, packing, storage, and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacturing, sale, and use of medical devices. Medical devices are also subject to approval and regulation by foreign regulatory and safety agencies.

The Company’s business strategy involves the pursuit of acquisitions or business combinations, which if consummated could be difficult to integrate, disrupt the Company’s business, dilute stockholder value, or divert management attention.

As part of the Company’s business strategy, the Company might consummate acquisitions or business combinations. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the Company’s ongoing business and distraction of management, expenses related to the acquisition, and potential unknown liabilities associated with acquired businesses. If the Company does not successfully complete acquisitions that it pursues in the future, it could incur substantial expenses and devote significant management time and resources without generating any benefit to the Company. In addition, substantial portions of the Company’s available cash might be utilized as consideration for these acquisitions.

The Company’s annual and quarterly operating results are subject to fluctuations, which could affect the market price of its Common Stock.

The Company’s annual and quarterly results may vary significantly depending on various factors, many of which are beyond the Company’s control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of the Company’s common stock would likely decline. These factors include:

•	variations in the timing and volume of customer orders relative to the Company’s manufacturing capacity;

•	introduction and market acceptance of the Company’s customers’ new products;

•	changes in demand for the Company’s customers’ existing products;

•	the timing of the Company’s expenditures in anticipation of future orders;

•	effectiveness in managing the Company’s manufacturing processes;

•	changes in competitive and economic conditions generally or in the Company’s customers’ markets;

•	changes in the cost or availability of components or skilled labor;

•	foreign currency exposure; and

•	investor and analyst perceptions of events affecting the Company, its competitors, and/or its industry.

As is the case with many technology companies, the Company typically ships a significant portion of its products in the last month of a quarter. As a result, any delay in anticipated sales is likely to result in the deferral of the associated revenue beyond the end of a particular quarter, which would have a significant effect on the Company’s operating results for that quarter. In addition, most of the Company’s operating expenses do not vary directly with net sales and are difficult to adjust in the short term. As a result, if net sales for a particular quarter were below the Company’s expectations, it could not proportionately reduce operating expenses for that quarter, and, therefore, that revenue shortfall would have a disproportionate adverse effect on its operating results for that quarter.

Loss of any of the Company’s key personnel could hurt its business because of their industry experience and their technological expertise.

The Company operates in a highly competitive industry and depends on the services of its key senior executives and its technological experts. The loss of the services of one or several of its key employees or an inability to attract, train, and retain qualified and skilled employees, specifically engineering and operations personnel, could result in the loss of customers or otherwise inhibit the Company’s ability to operate and grow its business successfully.

If the Company is unable to maintain its expertise in research, product development, and manufacturing processes, it will not be able to compete successfully.

The Company believes that its future success will depend upon its ability to provide research, product development, and manufacturing services that meet the changing needs of its customers. This requires that the Company successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, the Company continually evaluates the advantages and feasibility of new product designs, and manufacturing processes. The Company cannot, however, be certain that its development efforts will be successful.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Analogic owns the land and building for its principal executive offices and major manufacturing facility located in Peabody, Massachusetts. This facility consists of approximately 514,000 square feet of manufacturing, engineering, and office space. The Company owns approximately 65 acres of land at this location, which can accommodate future expansion as required. The Company uses approximately 7 1/2 acres of this land for the Peabody Marriott Hotel, which is owned by a wholly-owned subsidiary of the Company and managed by the Marriott Corporation.

The Company and its subsidiaries own and lease various other office, manufacturing, engineering, and sales facilities in both the United States and abroad. The Company believes that its existing facilities are generally adequate to meet its current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

See Notes to Consolidated Financial Statements for further information concerning certain leases.

Item 3.	Legal Proceedings

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.05 par value (Common Stock) traded on the NASDAQ National Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of the Common Stock, as reported by the NASDAQ National Market, for each quarterly period indicated in the table below:

Fiscal Year	High	Low
2006
First Quarter	$53.00	$46.00
Second Quarter	56.76	44.95
Third Quarter	67.48	52.75
Fourth Quarter	65.10	43.78

2005
First Quarter	$45.02	$39.26
Second Quarter	46.71	40.25
Third Quarter	44.67	40.25
Fourth Quarter	51.96	40.95

As of September 29, 2006, there were approximately 1,063 holders of record of Common Stock.

Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

A dividend of $0.08 per share was declared for the first quarter of fiscal 2006, and dividends of $0.10 per share were declared for each of the subsequent three quarters of fiscal 2006. Dividends of $0.08 per share were declared for each of the quarters of fiscal 2005. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

The following table provides information about repurchases by the Company of Common Stock during fiscal 2006.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicity Announced Program
8/1/05-11/30/05	—	—	—
12/1/05-12/31/05	60,000	$48.45	60,000
1/1/06-1/31/06	20,000	48.77	20,000
2/1/06-7/31/06	—	—	—

Total	80,000	48.53	80,000

On June 7, 2005, the Company’s Board of Directors approved the repurchase of up to $25,000,000 of Common Stock. Under the repurchase program, the Company was authorized to repurchase during the next twelve months outstanding shares of Common Stock through brokers and dealers in the public market or in privately negotiated transactions.

During fiscal 2006, the Company repurchased 80,000 shares of Common Stock under this repurchase program for $3,882,657 at an average purchase price of $48.53 per share. The repurchase program expired on June 7, 2006.

Item 6.	Selected Financial Data

The following selected consolidated financial data are derived from the Company’s Consolidated Financial Statements and notes thereto and should be read in connection with and are qualified in their entirety by the Company’s Consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	(In thousands, except per share data)
	Year Ended July 31,
	2006	2005	2004	2003	2002
Total net revenue	$351,445	$326,479	$304,205	$431,654	$273,458
Total cost of sales (A)	230,310	203,089	184,948	254,497	191,237
Gross margin	121,135	123,390	119,257	177,157	82,221
Income (loss) from operations (B)	(5,249)	1,203	7,463	73,641	1,113
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle (C)	4,600	34,659	10,155	52,002	4,252
Income (loss) from discontinued operations	139	(5,797)	(1,801)	(2,471)	(1,597)
Gain on disposal of discontinued Operations (D)	20,207	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	120	—	—	—	—

Net income	25,066	28,862	8,354	49,531	2,655

Basic earnings (loss) per share:
Income from continuing operations	$0.34	$2.55	$0.75	$3.92	$0.32
Income (loss) from discontinued operations, net of tax	0.01	(0.42)	(0.13)	(0.18)	(0.12)
Gain on disposal of discontinued operations, net of tax	1.47	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	0.01	—	—	—	—

Net income	$1.83	$2.13	$0.62	$3.74	$0.20

Diluted earnings (loss) per share:
Income from continuing operations	$0.33	$2.54	$0.75	$3.88	$0.32
Income (loss) from discontinued operations, net of tax	0.01	(0.42)	(0.13)	(0.18)	(0.12)
Gain on disposal of discontinued operations, net of tax	1.46	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	0.01	—	—	—	—

Net income	$1.81	$2.12	$0.62	$3.70	$0.20

Cash dividends declared per common share	$0.38	$0.32	$0.32	$0.32	$0.29
Weighted-average shares:
Basic	13,704	13,566	13,463	13,251	13,129
Diluted	13,853	13,619	13,519	13,394	13,194
Cash, cash equivalents, and marketable securities	$258,237	$220,454	$176,637	$177,961	$181,789
Working capital	334,955	300,027	263,493	262,524	223,702
Total assets	488,645	496,705	452,822	457,417	438,639
Long-term liabilities	840	914	998	8,687	6,661
Stockholders’ equity	431,925	399,157	367,167	356,090	302,000

(A)	The Company recorded in cost of sales asset impairment losses on a pre-tax basis of $7,361 in fiscal 2006 related primarily to certain inventory write-downs.

The Company recorded in cost of sales asset impairment losses on a pre-tax basis of $8,883 in fiscal 2002 related to Anatel Communications Corporation (Anatel), the Company’s telecommunications subsidiary, and certain old and unprofitable product lines within its semi-conductor test equipment business.

(B)	In fiscal 2006, the Company recorded $14,876 of pre-tax charges primarily related to the future use and realizability of certain inventory and capitalized software. Of the total charges, $7,361 was recorded in cost of sales and $7,515 was recorded in operating expenses. In fiscal 2005, the Company recorded $3,000 in operating expenses related to asset impairment losses on certain investments.
(C)	The Company recorded a gain on the sale of marketable securities on an after tax basis of $27,388 in fiscal 2005, related to the Company’s sale of its equity interest in Cedara.
(D)	The Company recorded a gain on the sale of Camtronics as a discontinued operation in fiscal 2006. There were no discontinued operations in any of the other periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (“Exchange Act”). All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See “Risk Factors” in Item 1A.

Summary

Analogic Corporation is engaged primarily in the design, manufacture, and sale of high technology, high performance, high-precision data acquisition conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products for major markets within the electronics industry: Medical Technology Products and Security Technology Products.

The results from continuing operations are summarized in the following tables.

	In U.S. Dollars (millions except EPS)
	Fiscal Year		Growth in Percentage
	2006	2005
Net Sales	$351.4	$326.5	8%
Gross Margin %	34.5%	37.8%
Operating Expenses	$126.4	$122.2	3%
Net Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	4.6	34.7
Diluted EPS from continuing operations	0.33	2.54

Net sales from continuing operations for fiscal 2006 were $24.9 million, or 8% higher than prior year. Higher revenue primarily for selenium-based X-ray digital flat-panel detectors, higher demand for the Company’s 64 slice data acquisition systems, and an additional 30 units of EXACT systems, were partially offset by continued lower demand for sub-systems used in MRI scanners.

Gross margin percentage decreased by 3.3% primarily due to asset impairment charges of $5.8 million recorded in the fourth quarter of fiscal 2006 for inventory write-downs related to a medical CT development program, and to a lesser extent to engineering margin loss as a result of security contracts costs exceeding the funded amounts.

Total operating expenses for fiscal 2006 were $4.2 million higher than prior year. The increase was primarily caused by an increase in restructuring and asset impairment charges of $4.5 million related primarily to a strategic decision to discontinue a medical CT workstation research program as well as capitalized software write-downs related to a medical CT development program. Higher product development costs, primarily for the development efforts for a number of security and medical imaging projects, were offset by lower general and administrative expenses due to lower legal costs and a reduction in implementation costs relating to internal control systems.

Diluted earnings per share from continuing operations were $0.33 and $2.54 for fiscal 2006 and fiscal 2005, respectively. Included in fiscal 2006 earnings was $14.9 million related to impairment and restructuring charges. Included in fiscal 2005 was a pre-tax gain of $43.8 million related to the sale of Cedara securities and $3.0 million pre-tax related to impaired assets.

During September 2005, the Company restructured the business operations of its wholly-owned subsidiary, SKY. The decision to restructure SKY was based on continued lower than expected sales. During fiscal 2006, the Company recorded restructuring costs of $0.9 million for severance, $0.3 million for capital assets impairment and an asset impairment of $1.6 million for inventory write-downs.

On November 1, 2005, the Company sold Camtronics for $40.0 million in cash, and realized net cash of $38.9 million after transactional costs. The Company recorded a net gain on the sale of Camtronics of $20.2 million, net of a tax provision of $8.9 million, or $1.46 per diluted share. The Company sold its Camtronics operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been restated accordingly to reflect these operations as discontinued. Revenue of this business for fiscal 2006 and 2005 was $11.5 million and $38.1 million, respectively. The results of discontinued operations for fiscal 2006 and 2005 were a gain of $0.1 million and a net loss of $5.8 million, respectively. The discussion and analysis of results of operation below focuses on continuing operations.

During fiscal 2006, the Company recorded asset impairment and restructuring charges of $14.9 million, of which $12.1 million was recorded in the fourth quarter ended July 31, 2006. In the fourth quarter, the Company continued ongoing discussions with an OEM customer, with whom the Company has a development agreement regarding a medical CT program, that culminated in a dispute in August 2006. As a result, significant uncertainty existed with respect to the viability of this CT medical development program and the realizability of the related assets. Therefore, in the fourth quarter ended July 31, 2006, the Company recorded asset impairment charges totalling $7.7 million, of which $5.8 million was for the write-down of inventories and $1.9 million was for the write off of capitalized software. Also during the fourth quarter of 2006, the Company discontinued its efforts to develop a medical CT end user workstation, resulting in a $3.8 million asset impairment charge. In addition, $0.5 million in restructuring and excess inventory reserves related to the fiscal 2006 closure of the Company’s Sky Computer subsidiary were recorded.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Net revenue and gross margin for fiscal 2006 as compared with fiscal 2005, are summarized in the tables below.

Product Revenue

	Fiscal Year U.S. Dollars (in millions)		Growth in Percentage
	2006	2005
Products	$323.5	$298.2	8%
Gross margin	125.9	117.0	8%
Gross margin %	38.9%	39.2%

Product revenue in fiscal 2006 was $323.5 million as compared to $298.2 million in fiscal 2005, an increase of $25.3 million, or 8%. The increase in product revenue was primarily due to sales of Medical Technology Products which increased by $19.2 million, or 8%, over the prior year,. This increase was primarily due to increased sales of the Company’s data acquisition products of $8.2 million, digital radiography equipment of $8.0 million, and ultrasound equipment of $6.4 million, partially offset by continued lower demand for the Company’s sub-systems used in MRI scanners. Increased product revenue for Security Technology Products of $8.3 million, or 17%, over the prior year resulted from the sale of an additional 30 EXACT systems, partially offset by a decrease in spare part sales. The revenue increase for Medical Technology Products and Security Technology Products was partially offset by a decrease of $2.1 million of Corporate and other revenue primarily due to lower demand for embedded multiprocessing products as the Company exits this business.

Product gross margin increased $8.9 million in fiscal 2006 over fiscal 2005, primarily due to higher revenue. Product gross margin percentage decreased slightly to 38.9% of product revenue in fiscal 2006 from 39.2% of product revenue in fiscal 2005.

Engineering Revenue

	Fiscal Year U.S. Dollars (in millions)		Percentage Growth (Decline)
	2006	2005
Engineering	$17.9	$19.2	(7%)
Gross margin	(2.1)	2.5	(184%)
Gross margin %	(11.8%)	13.1%

Engineering revenue in fiscal 2006 was $17.9 million as compared to $19.2 million in fiscal 2005, a decrease of $1.3 million, or 7%. This decrease resulted primarily from lower revenue for Security engineering funded projects of approximately $2.5 million, primarily due to a large funded project which was completed last year. This decrease was partially offset by increased funding for certain customer funded projects for Medical Technology Products.

The engineering gross margin decreased by $4.6 million in fiscal 2006 over fiscal 2005, primarily due to Security Products contract costs exceeding the Transportation Security Administration (“TSA”) funded amounts.

Other Revenue

Other revenue of $10.1 million and $9.2 million in fiscal 2006 and fiscal 2005, respectively, represents revenue from the Company’s hotel operation. This increase was primarily due to higher occupancy rates.

Operating Expenses

Research and product development expenses were $51.8 million in fiscal 2006 as compared to $50.5 million in fiscal 2005, or 15% of total revenue in each year. The increase in research and product development expenses of $1.3 million was primarily due to approximately $2.4 million of increased personnel and related costs including expenses for share-based payments in connection with the adoption of SFAS 123(R). This increase was required to support product development focused on a number of projects for security systems, as well as developing a new generation of medical imaging equipment, and an extended family of multi-slice CT data acquisition systems. Partially offsetting this increase were savings realized from the restructuring of SKY.

Selling and marketing expenses were $29.2 million each for fiscal 2006 and fiscal 2005. Selling and marketing expenses were 8% of total revenue in fiscal 2006 as compared to 9% of total revenue in fiscal 2005. Although selling and marketing expenses remained basically unchanged in fiscal 2006 versus fiscal 2005, fiscal 2006 includes $0.2 million of share-based payments for the adoption of SFAS 123(R).

General and administrative expenses were $37.8 million in fiscal 2006, or 11% of total revenue, as compared to $39.5 million in fiscal 2005, or 12% of total revenue. The decrease of $1.7 million was primarily attributable to non-recurring legal costs related to the Camtronics’ review of revenue recognition procedures, and lower expenses to comply with the SEC internal control rules as compared to the prior year. These reductions were partially offset by expenses associated with share-based payments in connection with the adoption of SFAS 123(R) and other general expenses.

Restructuring and asset impairment charges were $7.5 million in fiscal 2006, as compared to $3.0 million in fiscal 2005. In fiscal 2006, asset impairment charges related primarily to a medical CT development program of $1.9 million; the discontinuance of a medical CT workstation development program of $3.9 million; and

severance costs and certain write-downs of capital assets for the restructuring of SKY of $1.2 million. In fiscal 2005 the restructuring and asset impairment charges of $3.0 million related to PhotoDetection Systems, Inc. (“PDS”) based on the net realizable value of the Company’s investment of $2.2 million, and $.8 million related to the re-alignment of certain technologies and research and development activities.

The impact of adopting SFAS 123(R) in fiscal 2006 on operating expenses was approximately $3.3 million.

Software development costs of $1.1 million and $3.5 million were capitalized in fiscal 2006 and fiscal 2005, respectively. Amortization of capitalized software costs amounted to $1.2 million and $.9 million in fiscal 2006 and fiscal 2005 respectively, and is included in product cost of sales in the Company’s Consolidated Statements of Operations.

Other (Income) Expense

Interest income in fiscal 2006 was $10.2 million as compared to $5.2 million in fiscal 2005. The increase of $5.0 million was primarily the results of higher effective interest rates on short term investments and a higher invested cash balance primarily due to the proceeds from the Company’s sale of Camtronics for approximately $40.0 million.

The Company recorded an equity loss on its unconsolidated affiliated investments of $0.8 million as compared to an equity gain of $0.3 million in fiscal 2006 and fiscal 2005, respectively. The equity loss in fiscal 2006 consists of $0.5 million and $0.3 million for the Company’s share of losses in Shenzhen Anke High-Tech Co. Ltd. (SAHCO) and PDS, respectively. The equity gain in fiscal 2005 consists of a gain of $0.5 million for the Company’s share of profit in SAHCO, partially offset by a loss of $0.2 million for the Company’s share of losses in Cedara.

Gain on sale of marketable securities of $43.8 million in fiscal 2005 represents the gain related to the Company’s sale of its equity interest in Cedara.

Provision for Income Taxes

The effective tax rate on continuing operations for fiscal 2006 was a benefit of 11% as compared to an expense of 31% for fiscal 2005. The rate reduction is primarily due to reduced income, with a tax benefit from overseas operations and the tax reserve release of $0.3 million for an Internal Revenue Service (IRS) refund also reducing the rate. In addition, during the third quarter of fiscal 2006, the Company recorded a provision-to-return adjustment which provided an out of period tax benefit of $329. The rate reduction was offset, in part, by the setting up of a valuation allowance for state income tax credits and by the suspension of the federal research credit.

Net Income and Earnings per Share

Net income and earnings per share from continuing operations for fiscal 2006 and fiscal 2005, are as follows:

	U.S. Dollars (in millions except EPS) Fiscal Year
	2006	2005
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$4.6	$34.7
% of net sales	1.3%	10.6%
Diluted EPS from continuing operations	$0.33	$2.54

Net income from continuing operations in fiscal 2006 was $4.6 million as compared to $34.7 million in fiscal 2005. Basic earnings per share from continuing operations were $0.34 in fiscal 2006 as compared to $2.55 in fiscal 2005. Diluted earnings per share from continuing operations were $0.33 in fiscal 2006 as compared to

$2.54 in fiscal 2005. Net income for fiscal 2006 included charges of $9.4 million ($14.9 million pre-tax) related to asset impairments and restructuring. Net income for fiscal 2005 includes an after-tax gain of approximately $27.4 million or $2.01 per diluted share related to the Company’s sale of its equity interest in Cedara. In addition, included in fiscal 2005 net income were charges of $1.9 million ($3.0 million pre-tax) of asset impairments.

Fiscal 2005 Compared to Fiscal 2004

Net revenue and gross margin for fiscal 2005 as compared with fiscal 2004, are summarized in the table below:

Product Revenue

	Fiscal Year U.S. Dollars (in millions)		Growth in Percentage
	2005	2004
Products	$298.2	$275.8	8%
Gross margin	117.0	109.2	7%
Gross margin %	39.2%	39.6%

Product revenue in fiscal 2005 was $298.2 million as compared to $275.8 million in fiscal 2004, an increase of $22.4 million or 8%. The increase in product revenue was primarily due to increased sales of Security Technology Products of $22.2 million or 81% over the prior year due to increased orders for the EXACT systems and spare parts. Medical Technology Products sales increased by $13.8 million over the prior year, or 6%, primarily due to increased demand for the Company’s data acquisition products of $9.0 million, Computer Tomography (CT) products of $7.9 million and Magnetic Resonance Imaging (MRI) systems and subsystems of $7.4 million, partially offset by lower sales of digital radiography equipment of $9.5 million. The revenue increase for the Security Technology Products and Medical Technology Products was partially offset by a decrease of $13.6 million of Corporate and other revenue principally due to lower demand for embedded multiprocessing equipment of $10.9 million, due to the loss of one major customer, and lower demand for components and board products of approximately $2.2 million.

Product gross margin was $117.0 million in fiscal 2005 as compared to $109.2 million in fiscal 2004. Product gross margin as a percentage of product revenue decreased slightly from 39.6% in fiscal 2004 to 39.2% in fiscal 2005.

Engineering Revenue

	Fiscal Year U.S. Dollars (in millions)		Percentage Growth (Decline)
	2005	2004
Engineering	$19.2	$20.1	(4%)
Gross margin	2.5	6.6	(62%)
Gross margin %	13.1%	32.8%

Engineering revenue in fiscal 2005 was $19.2 million as compared to $20.1 million in fiscal 2004, a decrease of $0.9 million. During fiscal 2004 the Company benefited from certain non-repeat customer funded projects including approximately $1.5 million for digital x-ray systems, a license sale of $1.0 million to SAHCO, and approximately $1.8 million related to an OEM funded project. The reduction resulting from the non-repeat nature of these activities was partially offset by revenue generated by additional funding of approximately $3.4 million received from the TSA to design and develop continuous performance enhancements for the existing explosive detection systems.

Engineering gross margin was $2.5 million in fiscal 2005 compared to $6.6 million in fiscal 2004. Engineering gross margin as a percentage of engineering revenue was 13.1% and 32.8% in fiscal 2005 and fiscal

2004, respectively. These decreases were primarily the result of increased contract loss provisions. During fiscal 2005 the Company incurred approximately $2.4 million of additional costs, as compared to the prior year, in excess of the value of certain funded projects in medical imaging technology products.

Other Revenue

Other revenue of $9.2 million and $8.3 million for fiscal 2005 and fiscal 2004, respectively, represents revenue from the Company’s hotel operation.

Operating Expenses

Research and product development expenses were $50.5 million in fiscal 2005, or 15% of total revenue, as compared to $50.0 million in fiscal 2004, or 16% of total revenue. The increase in research and product development expenses of $0.5 million was primarily due to expenses incurred from the ongoing development of new generations of medical imaging equipment, including innovative CT systems for niche markets along with a new generation of hybrid PET/CTs, and an extended family of multi-slice CT data acquisition systems for both medical and security markets. In addition, the Company continues to increase its investment in a number of other development projects for security systems to meet diverse, evolving security needs in the United States and abroad. This increase was partially offset by a reduction in personnel for SKY operations.

Selling and marketing expenses were $29.2 million in fiscal 2005, or 9% or total revenue, as compared to $26.6 million or 9% of total revenue in fiscal 2004. The increase in selling and marketing expenses of $2.6 million was primarily attributable to salaries and related expenses of approximately $2.9 million for Anexa and B-K Medical as each continues its efforts to increase penetration in its respective market. This was partially offset by a reduction in sales and marketing personnel and related expenses of SKY Computers.

General and administrative expenses were $39.5 million in fiscal 2005, as compared to $35.1 million in fiscal 2004, or 12% of total revenue for both periods. The increase of $4.4 million was primarily attributable to $3.5 million for programs to comply with the internal control rules under the Sarbanes-Oxley Act of 2002, and $1.4 million in accounting and legal expenses related to the restatement of the Company’s financial statements for the first three quarters of fiscal 2004 and fiscal 2003, partially offset by $0.7 million in lower depreciation expense.

Asset impairment charges were $3.0 million in fiscal 2005, related to the Company’s medical technology product segment. The Company changed its accounting method for its PDS investment from the equity method to the cost method and evaluated the net realizable value of its investment, resulting in $2.2 million impairment charge. Also, certain other technologies of $0.8 million were abandoned due to a re-alignment of research and development activities.

Software development costs of $3.5 million and $3.6 million were capitalized in fiscal 2005 and fiscal 2004, respectively. Amortization of capitalized software costs amounted to $0.9 million and $1.3 million in fiscal 2005 and fiscal 2004, respectively, and is included in product cost of sales in the Company’s Consolidated Statements of Operations.

Other (Income) Expense

Interest income in fiscal 2005 was $5.2 million as compared to $3.7 million in fiscal 2004. The increase of $1.5 million was primarily the results of higher effective interest rates on short term investments and a higher invested cash balance primarily due to the proceeds from the Company’s sale of its equity investment in Cedara for $50.8 million.

Interest expense in fiscal 2005 decreased approximately $0.2 million as compared to fiscal 2004. The decrease was primarily due to the Company paying off a mortgage held on its property in fiscal 2004.

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

The gain on sale of marketable securities of approximately $43.8 million in fiscal 2005 represents the gain related to the Company’s sale of its equity interest in Cedara.

Provision for Income Taxes

The effective tax rate for continuing operations in fiscal 2005 was 31% as compared to 11% for fiscal 2004. The increase was primarily due to the increase in income resulting from the gain on the sale of the Company’s equity interest in Cedara and, to a lesser extent, the 20% reduction in the extraterritorial income exclusion for the last seven months of fiscal 2005, resulting from the phased repeal of the benefit. The increase in the rate was partially offset by the 2% reduction in the Danish statutory tax rate and by the release of $0.3 million in tax reserves resulting from settlement of State income tax audits for fiscal 2000 and fiscal 2001.

Net Income and Earnings per Share

Net Income and earnings per share from continuing operations for the fiscal 2005 and fiscal 2004, are as follows:

	U.S. Dollars (in millions except EPS) Fiscal Year
	2005	2004
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$34.7	$10.2
% of net sales	10.6%	3.3%
Diluted EPS from continuing operations	$2.54	$0.75

Net income from continuing operations in fiscal 2005 was $34.7 million as compared to $10.2 million in fiscal 2004. Basic earnings per share were $2.55 in fiscal 2005 as compared to $0.75 in fiscal 2004. Diluted earnings per share from continuing operations were $2.54 in fiscal 2005 as compared to $0.75 in fiscal 2004. Net income for fiscal 2005 included an after-tax gain of approximately $27.4 million or $2.01 per basic and diluted earnings per share related to the Company’s sale of its equity interest in Cedara.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $258.2 million and $220.5 million at July 31, 2006 and July 31, 2005, respectively. Working capital was $335.0 million and $300.0 million at July 31, 2006 and July 31, 2005, respectively. The Company’s balance sheet reflected a current ratio of 7.0 to 1 at July 31, 2006 and 4.1 to 1 at July 31, 2005. Liquidity has been provided principally through funds provided from operations, and funds provided by the sale of Camtronics in November 2005, with short-term time deposits and marketable securities available to provide additional sources of cash.

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

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2006 due to the short maturities of these instruments.

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

Net cash provided by operating activities for continuing operations was $12.5 million in fiscal 2006, $7.0 million in fiscal 2005 and $30.3 million in fiscal 2004. The cash flows generated from operating activities for continuing operations in fiscal 2006 were primarily due to net income of $4.7 million, non-cash impact of asset impairment charges of $14.9 million and depreciation and amortization of $16.4 million, partially offset by a decrease in operating assets and liabilities of $19.9 million. The decrease in operating assets and liabilities was primarily due to a decrease in advance payment of $6.2 million related to orders for EXACT systems, a decrease in accounts payable of $3.5 million and a decrease of $13.8 million in accrued income taxes.

Inventory of $58.9 million as of July 31, 2006 decreased $5.4 million from $64.3 million at July 31, 2005, due primarily to inventory impairment write-downs.

Current refundable and deferred income taxes and long-term deferred income taxes of $20.6 million as of July 31, 2006 increased $7.1 million from $13.5 million at July 31, 2005. This increase was primarily the result of tax benefits derived from inventory write-downs, deferred contact costs, capitalized software and depreciation.

Other assets of $4.5 million as of July 31, 2006 decreased $1.1 million from $5.6 million at July 31, 2005. The decrease was primarily due to license and maintenance amortization.

Current liabilities of $55.9 million as of July 31, 2006 decreased $40.7 million from $96.6 million at July 31, 2005. This decrease was primarily due to the elimination of $30.4 million of liabilities of discontinued operations, a decrease of $6.0 million in accrued income taxes, and a decrease of $5.0 million in advanced payments and deferred revenue primarily in advance payments related to certain orders received for EXACT systems from L-3.

Net cash provided by investing activities for continuing operations was $29.5 million in fiscal 2006, and $49.1 million in fiscal 2005, respectively. Net cash used for investment activities for continuing operations in fiscal 2004 was $11.1 million. The cash provided by investing activities for continuing operations in fiscal 2006 was primarily due to proceeds from the sale of Camtronics of $38.9 million and maturities of marketable securities of $6.3 million, partially offset by capital expenditures of $13.7 million, software development costs of $1.1 million for certain of the Company’s products, and the Company’s investment in PDS of $1.3 million.

Capitalized software of $2.7 million as of July 31, 2006 decreased $5.8 million from $8.5 million at July 31, 2005. The decrease was primarily due to the write-off of development costs related to a CT medical workstation and a related software interface program that has been indefinitely suspended. The amortization of capitalized software was $1.1 million and $0.9 million in fiscal 2006 and fiscal 2005, respectively.

Net cash provided by financing activities from continuing operations was $0.2 million in fiscal 2006 as compared to cash used for financing activities from continuing operations of $0.1 million and $5.2 million for fiscal 2005 and fiscal 2004, respectively. Net cash provided by financing activities from continuing operations in fiscal 2006 consisted of $5.3 million for dividends paid to stockholders and $3.9 million to repurchase the Company’s shares of common stock, partially offset by cash received from the issuance of stock pursuant to the Company’s employee stock option and stock purchase plans of $9.0 million.

The Company believes that its balances of cash and cash equivalents, marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations at July 31, 2006, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$6,363	$1,388	$1,886	$1,279	$1,810
Purchasing obligations	39,023	33,954	5,069	—	—

	$45,386	$35,342	$6,955	$1,279	$1,810

The Company currently has approximately $23.7 million in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings or off-balance sheet arrangements in fiscal 2006 or fiscal 2005.

Impact of Inflation

Overall, inflation has not had a material impact on the Company’s operations during the past three fiscal years.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal years beginning after May 31, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other—Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP establishes the steps required in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Under this FSP, impairment shall be assessed at the individual security level and the assessment of whether an investment shall be assessed at the individual security level and the assessment of whether an investment is impaired shall be performed in each reporting period. When impairment has been determined to be other than temporary, an impairment loss will be recognized on an impairment loss equal to the difference between the investment’s cost and its fair value. The provisions of FSP 115-1 shall be effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company is still evaluating the impact of this pronouncement. FIN 48 is effective for the Company’s fiscal year ending July 31, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning August 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations. SFAS 157 is effective for the Company’s interim reporting period beginning August 1, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending on July 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for the Company for the fiscal year ending July 31, 2009. The Company is still evaluating the impact of this pronouncement.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s most critical accounting policies have a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expense, and related disclosures of contingent assets and liabilities. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these policies require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. The Company believes the following accounting policies and estimates require management to make the most difficult judgments in the preparation of the Company’s consolidated financial statements and accordingly are critical.

Revenue Recognition and Accounts Receivable

The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance, provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves the Company’s facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at the shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer. The Company classifies customer invoiced shipping and handling as revenue and shipping and handling costs as cost of sales.

The Company’s transactions sometimes involve multiple elements (i.e., systems and services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by vendor objective evidence (“VOE”), and recognized at the time of delivery. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If the Company does not have fair value for the undelivered element, it recognizes the revenue upon the the delivery of the undelivered element. Maintenance or service revenues are recognized ratably over the life of the contract.

For business units that sell software licenses or products in which the software is considered more than incidental, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regard to installation or implementation remain, fees are fixed or determinable, collectability is probable, and customer acceptance, when applicable, is obtained. The Company allocates revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contracted maintenance term.

The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with a fixed fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue and related costs are deferred and recognized upon completion of the contract. When total cost estimates exceed total revenues, the Company accrues for the estimated losses immediately.

Deferred revenue is comprised of; 1) maintenance and other service revenues for which payment has been received and for which services have not yet been performed and; 2) revenues related to delivered components of a multiple-element arrangement for which vendor objective evidence (“VOE”) of fair value has not been determined for components not yet delivered or accepted by the customer.

Revenue related to the hotel operations is recognized as services are performed.

The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations of its customers’ financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon specific customer collection issues that have been identified. If it is determined that a current quarter sale is not collectible, recognition of revenue on such sale will be deferred until collection is made.

Stock-based compensation

Effective August 1, 2005, the Company adopted the provisions of the SFAS No. 123R, “Share-Based Payment” (SFAS 123R). (See Note 3 of Notes to Consolidated Financial Statements). Under this SFAS 123(R), the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The Company expenses share-based compensation under the straight-line method.

The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options the Company issues, based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. The Company’s judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change over time, and any change in our judgments could have a material effect on our financial statements. Management believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Inventories

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycles, and changes in technology. A variety of methodologies are used to determine the amount of inventory reserves necessary for excess and obsolete inventory. Write-downs are based upon the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory. If actual demand for the Company’s products is less than its estimates, or the Company experiences a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional write-downs for existing inventories might be recorded in future periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains a bond investment portfolio of various types and maturities with high credit quality issuers. Cash and cash equivalents not required for working capital purposes are placed in short term investments with original maturities for three months or less. The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations on its customers’ financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon specific customer collection issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated among relatively few customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

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

Investments in and Advances to Affiliated Companies

The Company has investments in companies whose business relates to the Company’s strategic focus. Investment in companies over which the Company has the ability to exercise significant influence are accounted for under the equity method if the Company holds greater than 20% and 50% or less of the voting stock. Investments in companies over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based upon changes in the Company’s overall business strategy, the financial condition of the affiliated companies, market conditions, and the industry and economic environment in which the entities operate. Adverse changes in market conditions or poor operating results of affiliated companies could result in losses or an inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

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

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions within which it operates. This process involves assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not more than likely, a valuation allowance must be established. To the extent a valuation allowance is established, the Company must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes and results of operations could be materially impacted. The Company establishes liabilities for possible assessments by taxing authorities resulting from known tax exposures including, but not limited to certain tax credits, and various federal, state, and foreign tax matters. The Company does not provide for US Federal income taxes on undistributed earnings of consolidated foreign subsidiaries, as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

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

The Company maintains a bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at fair value, and are classified as available for sale. Total interest income for fiscal 2006 was $10.2 million. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting can be found on page 40 of the Form 10-K. The Independent Registered Public Accounting Firm’s report on management’s assessment of out internal control over financial reporting can be found on pages 41-42 of the Form 10-K.

Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter ended July 31, 2006 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table lists the directors of the Company as of September 29, 2006:

Name	Age	Director Since	Expiration of Term (1)	Other Offices Held
John W. Wood Jr.	62	2004	2007	President and Chief Executive Officer
Bernard M. Gordon	79	1969	2007	—
John A. Tarello	75	1979	2007	—
M. Ross Brown	71	1984	2008	—
Edward F. Voboril	63	1990	2008	—
Gerald L. Wilson	67	1980	2009	—
Bruce W. Steinhauer	73	1993	2009	—
Michael T. Modic	56	2001	2008	—
James J. Judge	50	2005	2009	—

(1)	The Board of Directors is divided into three classes, each having a three-year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been elected and qualified.

The following table lists the executive officers of the Company as of September 29, 2006:

Name	Age	Office Held	Date Since Office Has Been Held
John W. Wood Jr.	62	President and Chief Executive Officer	2003
Edmund F. Becker, Jr.	70	Executive Vice President and Chief Operating Officer	2005
John J. Millerick	58	Senior Vice President, Chief Financial Officer, and Treasurer	2000
Alex A. Van Adzin	54	Vice President, General Counsel, and Secretary	2003
Donald B. Melson	54	Vice President and Corporate Controller	2006

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

Bernard M. Gordon was the Chairman of the Board of Directors of the Company from 1969 to April 2004 and was President from 1980 to 1995 and from October 2001 to April 2003. Mr. Gordon was Executive Chairman from February 2002 to April 2004 and Chief Executive Officer from 1973 to 2000 and from February 2002 to August 2003. Mr. Gordon is Chairman of the Board of Directors of the Lahey Clinic. Mr. Gordon has been the Chief Executive Officer of Neurologica Corporation since February 2004. Neurologica develops and manufactures imaging equipment for neurological scanning applications. On June 19, 2006, the Company received notice that Bernard M. Gordon does not intend to stand for reelection to Analogic’s Board of Directors when his current term expires at the 2007 Annual Meeting of Stockholders.

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

Edward F. Voboril has served as Chairman of the Board of Directors of Greatbatch, Inc. of Clarence, New York since 1997. He served as that company’s President and Chief Executive Officer from 1990 to August 2006. Greatbatch, Inc. is a developer and manufacturer of power sources, wet tantalum capacitors, and precision engineered components and sub-assemblies used in implantable medical devices.

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

James J. Judge has been Chief Financial Officer and Treasurer of NSTAR Corporation since 1999. Prior to 1999 he held a number of executive positions at BEC Energy/Boston Edison.

John W. Wood Jr. joined the Company as President in April 2003, was appointed Chief Executive Officer in August 2003, and was elected a director of the Company in January 2004. Mr. Wood was self-employed as a consultant from 2001 to 2003. He served as President of Peek Ltd., a developer and supplier of electronics for traffic and transport and a division of Thermo Electron Corporation, from 1998 to 2001, and as a Senior Vice President of Thermo Electron Corporation, a developer and manufacturer of high-tech instruments in the life sciences and other industries, from 1995 to 1998. Prior to that he served for a number of years as President and Chief Executive Officer of Thermedics, a subsidiary of Thermo Electron Corporation and a manufacturer of detection instruments for security and quality assurance applications and biomedical materials and products.

Edmund F. Becker, Jr. was appointed by the Board of Directors as Analogic’s Executive Vice President and Chief Operating Officer in November 2005. Dr. Becker has been an employee of Analogic since 1977. Serving many years as Vice President and General Manager of the Medical Imaging Components Division, Dr. Becker headed Analogic’s medical imaging subsystems business as Analogic developed into the world’s leading supplier of subsystems to original equipment manufacturers in the emerging field of diagnostic medical imaging. For the past sixteen months, Dr. Becker has helped oversee Analogic’s divisional operations.

John J. Millerick joined the Company as Senior Vice President, Chief Financial Officer, and Treasurer in January 2000. Mr. Millerick was previously Senior Vice President and Chief Financial Officer of CalComp Technology, Inc., a manufacturer of computer technology and peripherals, from 1996 to 1999. Prior to CalComp Technology, Inc., Mr. Millerick was Vice President-Finance of the Personal Computer Unit of Digital Equipment Corporation, a computer manufacturer, from 1994 to 1995. Before joining Digital Equipment Corporation, Mr. Millerick served in several management positions at Wang Laboratories, leaving as Vice President-Corporate Controller and Acting Chief Financial Officer.

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

Donald B. Melson joined the Company as Vice President and Corporate Controller in March 2006. Mr. Melson was previously Vice President and Corporate Controller of Millipore Corporation, a publicly-held global manufacturer of products and services for biopharmaceutical manufacturing and life science laboratories, from 2000 to 2006. Prior to this position, Mr. Melson held a number of financial management positions in Millipore Corporation and W. R. Grace & Co.

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

Based solely on its review of copies of such filings by our directors and executive officers and 10% shareholders or written representation from certain of those persons, the Company believes that all filings required to be made by those persons during the fiscal year ended July 31, 2006 were timely made, except that Lothar Koob, the Company’s former Vice President of Medical Computed Tomography, who left the employment of the Company on June 16, 2006, was 18 business days late in filing a Form 4 to report the acquisition of 1,743 shares on January 27, 2006.

Audit Committee

The Company has an audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee of the Board of Director’s (the Audit Committee) are James J. Judge, Chairman, Bruce W. Steinhauer, Edward F. Voboril, and Gerald L. Wilson. The Board of Directors has determined that all of the members of the Audit Committee are independent as defined under applicable NASDAQ rules and Rule 10A-3 under the Exchange Act.

Audit Committee Financial Expert

The Company has determined that it has at least one “audit committee financial expert” (as defined in Item 401(h)(2) of Regulation S-K) on the Audit Committee of the Board of Directors, James J. Judge. Mr. Judge is “independent” as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics within the meaning of Item 406 of Regulation S-K. A copy of the Company’s Code of Ethics may be obtained without charge upon written request to: Analogic Corporation, 8 Centennial Drive, Peabody, Massachusetts 01960, Attn: Secretary.

Recommendation of Nominees to Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the publication of those procedures in the Company’s Proxy Statement dated December 22, 2005 for its 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for each person who served as Chief Executive Officer during fiscal 2006 and each of the other executive officers of the Company in fiscal 2006 (collectively the “Named Executive Officers”) for services rendered in all capacities for the last three fiscal years.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonuses	Total Annual Compensation	Restricted Stock Awards (A)(B)	Securities Underlying Options (C)	All Other Compensation (D)
John W. Wood Jr.	2006	$406,000	—	$406,000	—	—	$2,180
President and Chief	2005	406,000	—	406,000	—	—	900
Executive Officer	2004	406,000	$150,000	556,000	—	—	—

Edmund F. Becker, Jr. (1)	2006	$301,323	$15,000	$316,323	—	—	$2,555
Executive Vice President	2005	154,289	40,000	194,289	—	3,000	125
and Chief Operating Officer	2004	194,808	10,000	204,808	$139,600	—	4,624

John J. Millerick	2006	$250,000	$30,000	$280,000	—	—	$2,292
Senior Vice President,	2005	250,000	55,000	305,000	—	—	900
Chief Financial Officer, and Treasurer	2004	253,500	25,000	278,500	$279,200	—	3,700

Alex A. Van Adzin (2)	2006	$190,000	$20,000	$210,000	—	—	$2,104
Vice President, General	2005	190,000	55,000	245,000	$82,640	2,000	600
Counsel, and Secretary	2004	146,200	—	146,200	209,400	5,000	—

Donald B. Melson (3)	2006	$76,923	—	$76,923	—	—	—
Vice President and Corporate Controller

Notes to Summary Compensation Table

(1)	Dr. Edmund F. Becker, Jr. was appointed Executive Vice President and Chief Operating Officer in November 2005.
(2)	Mr. Van Adzin joined the Company as Vice President, General Counsel, and Secretary in October 2003.
(3)	Mr. Melson joined the Company as Vice President and Corporate Controller in March 2006.
(A)

Represents stock grants under the Company’s Key Employee Stock Bonus Plans, pursuant to which Common Stock of the Company may be granted to key employees to encourage them to exert their best efforts on behalf of the Company. Each recipient of a grant pursuant to the Bonus Plan is required to execute a non-competition agreement in a form satisfactory to the Company. The Bonus Plan is administered by a committee appointed by the Board of Directors consisting of the Chairman of the Board and three other Directors who are not eligible to participate in the Bonus Plan. Generally, the Common Stock granted pursuant to the Bonus Plan is not transferable for a period of three years from the date of the grant and is subject to a risk of forfeiture in the event that the recipient leaves the employ of the Company during this period for any reason. Generally, the transfer restrictions lapse in four equal annual installments beginning on the third anniversary of the date of grant, provided that the recipient remains in the employ of the Company. Failure to remain in the Company’s employ during all of the subsequent three-year period will result in a forfeiture of shares as to which restrictions on disposition still exist. The Common Stock granted pursuant to the Bonus Plan is held in escrow by the Company until such restrictions on disposition lapse. However, while in escrow, the recipient has the right to vote such shares of Common Stock and to receive any cash dividends thereon. The Board of Directors, acting upon the recommendation of the Stock Bonus Plan Committee, may at the time of grant designate a different schedule upon which the transfer restrictions lapse.

(B)	The following table reflects shares of Common Stock granted pursuant to Bonus Plan as to which transfer restrictions had not yet lapsed as of July 31, 2006.

	Shares	Market Value at July 31, 2006
John W. Wood Jr.	20,000	$914,800
Edmund F. Becker, Jr.	3,749	171,479
John J. Millerick	7,499	343,004
Alex A. Van Adzin	7,000	320,180
Donald B. Melson	—	—

(C)	Represents options granted pursuant to the Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended on October 12, 2000 and November 16, 2001.
(D)	Represents profit sharing distribution.

Stock Option Grants in Last Fiscal Year

No grants of options to purchase the Company’s Common Stock were made during fiscal 2006 to any of the Named Executive Officers.

Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding stock options exercised during fiscal 2006 and held by Named Executive Officers as of July 31, 2006.

	Number of Shared Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John W. Wood Jr.	4,254	$72,318	3,246	7,500	—	—
Edmund F. Becker, Jr.	—	—	3,000	3,000	$7,845	$13,260
John J. Millerick	10,000	$226,828	—	—	—	—
Alex A. Van Adzin	—	—	1,250	5,750	3,638	19,753
Donald B. Melson	—	—	—	—	—	—

(1)	The value of in-the-money options at year-end represents the aggregate difference between the option exercise price and the market value of the common stock at July 31, 2006. “In-the-money” options are options whose exercise price was less than $45.74, the closing price of the Common Stock on July 31, 2006.

Compensation of Directors

The Chairman of the Board is entitled to receive a monthly fee of $5,000. Each director who is not an employee of the Company is entitled to an annual fee of $15,000. In addition, each director of the Company who is not an employee of the Company is entitled to a fee of $1,500 per meeting for each meeting of the Company’s Board of Directors (the Board) or any Board committee attended in person, or a fee of $1,000 per meeting for each meeting of the Board or any Board committee attended by telephone, together with reimbursement of travel expenses under certain circumstances. In addition, each director who serves as a chairman of a Board committee and is not an employee of the Company is entitled to an annual fee of $3,000.

During fiscal 2006, the Company paid to M. Ross Brown, a director of the Company, a total of $40,000 in consulting fees for services rendered in connection with certain operational matters.

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

Options granted under the 1997 Plan become exercisable in three equal annual installments on each of the first three anniversaries of the date of grant, and expire ten (10) years after the date of grant. No grants of options to purchase the Company’s Common Stock were made during fiscal 2006 under the 1977 Plan to any of the directors.

The 1997 Plan is administered by members of the Company’s Board of Directors.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Company’s Board of Directors during fiscal 2006 were Dr. Wilson, Chairman, Dr. Modic, Mr. Tarello, Dr. Steinhauer and Mr. Voboril. Mr. Tarello was an officer of the Company from 1971 to 1999. No executive officer of the Company has served as a director or member of the Compensation Committee of any other company whose executive officers serve as a member of the Company’s Board or the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as to all persons (including any “group”, as defined in section 13(d)(3) of the Exchange Act) known by the Company to have owned beneficially 5% or more of its Common Stock, as of August 31, 2006:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
T. Rowe Price Associates, Inc.	1,146,680 shares	8.22%
100 East Pratt Street
Baltimore, MD 21202-1009

Dimensional Fund Advisors, Inc.	741,594 shares	5.32%
1299 Ocean Avenue 11th Floor
Santa Monica, CA 90401-1005

Royce & Associates LLC	718,403 shares	5.15%
1414 Avenue of the American 9th Floor
New York, NY 10019-2578

The following table sets forth information as to ownership of the Common Stock, by its directors, by each of its Named Executive Officers, and by all directors and current executive officers as a group, as of August 31, 2006:

Name	Amount (1)		Percentage of class
Bernard M. Gordon	22,234	shares(2)	*
John W. Wood Jr.	52,500	shares(3)	*
Edmund F. Becker Jr.	12,837	shares(4)	*
John A. Tarello	8,334	shares(5)	*
M. Ross Brown	3,334	shares(6)	*
Edward F. Voboril	8,334	shares(7)	*
Gerald L. Wilson	6,334	shares(8)	*
Bruce W. Steinhauer	12,334	shares(9)	*
Michael T. Modic	6,667	shares(10)	*
James J. Judge	1,667	shares(11)	*
John J. Millerick	9,214	shares(12)	*
Alex A. Van Adzin	10,000	shares(13)	*
Donald B. Melson	-0-	shares	*
All directors and current executive officers as a group (13 persons)	130,881	shares(14)	*

*	Represents less than 1% ownership
(1)	The amounts shown are based upon information furnished by the individual directors and officers. Unless otherwise noted, the beneficial owners have sole voting and investment power with respect to the shares listed.
(2)	Mr. Gordon serves as Co-Trustee of the Bernard Gordon Charitable Remainder Unitrust (the “Trust”). The Trustees have full power to vote or dispose of the shares held by the Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to the Gordon Foundation, a Section 501(c)(3) trust formed by Mr. Gordon with its principal office located at 14 Electronics Ave., Danvers, Massachusetts. The total shares reported above include 6,000 shares owned by the Trust, 12,900 shares owned by The Gordon foundation, and 3,334 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.
(3)	Includes 20,000 shares of restricted stock and 3,246 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.
(4)	Includes 3,750 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.
(5)	Includes 8,334 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.
(6)	Includes 3,334 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.
(7)	Includes 8,334 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.
(8)	Includes 3,334 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.
(9)	Includes 8,334 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.
(10)	Includes 6,667 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.
(11)	Includes 1,667 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.
(12)	Includes of -0- shares issuable upon exercise of options exercisable within 60 days of August 31, 2006 and 7,499 shares of restricted stock.
(13)	Includes 3,000 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006 and 7,000 shares of restricted stock.
(14)	Includes 51,667 shares issuable upon exercise of options exercisable within 60 days of August 31, 2006.

The following table provides information about the shares of Common Stock authorized for issuance under the Company’s equity compensation plans as of July 31, 2006:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	425,747	$43.04	895,513	(1)
Equity compensation plans not approved by security holders	0	NA	0

Total	425,747	$43.04	895,513	(1)

(1)	Includes 488,313 shares issuable under the Company’s Employee Stock Purchase Plan in connection with current and future offering periods under that plan.

Item 13.	Certain Relationships and Related Transactions

During fiscal 2006 the Company received approximately $59,000 from Neurologica Corporation, of which Bernard M. Gordon, a member of the Board, is the Chief Executive Officer, primarily related to certain contract manufacturing activities.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees billed to the Company by its independent registered public accounting firm:

	Fiscal 2006	Fiscal 2005
	(In Thousands)	(In Thousands)
Audit Fees (a)	$2,533	$2,550
Audit-Related Fees (b)	32	17
Tax Fees (c)	170	377
All Other Fees	4	—

	$2,739	$2,944

(a)	Fees for audit services billed related to fiscal 2006 consisted substantially of the following:

•	Audit of the Company’s July 31, 2006 annual financial statements

•	Reviews of the Company’s quarterly financial statements in fiscal 2006

•	Internal control attestation procedures as required by the Sarbanes-Oxley Act of 2002, Section 404

Fees for audit services billed related to fiscal 2005 consisted substantially of the following:

•	Audit of the Company’s July 31, 2005 annual financial statements

•	Reviews of the Company’s quarterly financial statements in fiscal 2005

•	Internal control attestation procedures as required by the Sarbanes-Oxley Act of 2002, Section 404

(b)	Fees for audit-related services billed related to fiscal 2006 and 2005 consisted of the following:

•	Filing of SEC Forms S-8 and 8-K.

(c)	Fees for tax services billed in fiscal 2006 and fiscal 2005 consisted substantially of the following:

•	U.S. and foreign tax compliance

•	Tax planning and advice services relating to international restructuring plan

The fees related to the services above were approved by the Audit Committee.

The Audit Committee has adopted a policy in its charter to pre-approve all services (audit and non-audit) to be provided to the Company by its independent registered public accounting firm, except that de minimis non-audit services may be approved in accordance with applicable SEC rules, including paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. In considering the nature of the services provided by the independent registered public accounting firm, during fiscal 2006 and fiscal 2005 the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Company management and the independent registered public accounting firm to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the American Institute of Certified Public Accountants. None of the services above were approved by the Audit Committee pursuant to the exception set fourth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	Financial Statements
		Management’s Annual Report in Internal Control over Financial Reporting	39
		Report of Independent Registered Public Accounting Firm	40-41
		Consolidated Balance Sheets at July 31, 2006 and 2005	42
		Consolidated Statements of Operations for the years ended July 31, 2006, 2005 and 2004	43
		Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2006, 2005 and 2004	44
		Consolidated Statements of Cash Flows for the years ended July 31, 2006, 2005 and 2004	45
		Notes to Consolidated Financial Statements	46-77
	2.	Financial Statement Schedule II—Valuation and Qualifying Accounts	78
		Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto
	3.	Exhibits—See Index to Exhibits	79-80

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION

	By	/s/ JOHN W. WOOD JR.
Date: October 16, 2006		John W. Wood Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN W. WOOD JR. John W. Wood Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	October 16, 2006

/s/ JOHN J. MILLERICK John J. Millerick	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	October 16, 2006

/s/ JOHN A. TARELLO John A. Tarello	Chairman of the Board	October 16, 2006

/s/ M. ROSS BROWN M. Ross Brown	Director	October 16, 2006

/s/ BERNARD M. GORDON Bernard M. Gordon	Director	October 16, 2006

/s/ JAMES J. JUDGE James J. Judge	Director	October 16, 2006

/s/ MICHAEL T. MODIC Michael T. Modic	Director	October 16, 2006

/s/ BRUCE W. STEINHAUER Bruce W. Steinhauer	Director	October 16, 2006

/s/ EDWARD F. VOBORIL Edward F. Voboril	Director	October 16, 2006

/s/ GERALD L. WILSON Gerald L. Wilson	Director	October 16, 2006

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of July 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Analogic Corporation:

We have completed integrated audits of Analogic Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2006 and July 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 40, that the Company maintained effective internal control over financial reporting as of July 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Boston, Massachusetts

October 16, 2006

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$252,407	$208,116
Marketable securities, at fair value	5,830	12,338
Accounts and notes receivable, net of allowance for doubtful accounts of $1,017 in 2006, and $1,973 in 2005	52,075	50,253
Accounts receivable from affiliate, net	37	725
Inventories	58,943	64,290
Refundable and deferred income taxes	14,825	11,657
Other current assets	6,718	7,343
Current assets of discontinued operations (Note 2)	—	41,939

Total current assets	390,835	396,661
Property, plant and equipment, net	81,853	79,442
Investments in and advances to affiliated companies	917	983
Capitalized software, net	2,670	8,463
Intangible assets, net	2,068	3,688
Other assets	4,505	5,579
Deferred income taxes	5,797	1,889

Total Assets	$488,645	$496,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$17,372	$20,359
Accrued liabilities	24,111	20,276
Advanced payments and deferred revenue	9,386	14,387
Accrued income taxes	5,011	11,167
Current liabilities of discontinued operations (Note 2)	—	30,445

Total current liabilities	55,880	96,634

Long-term liabilities:
Deferred income taxes	840	914

Total long-term liabilities	840	914

Commitments and guarantees (Note 12)

Stockholders’ equity:
Common stock, $.05 par value; 30,000,000 shares authorized; 13,945,802 shares issued and outstanding as of July 31, 2006; 13,804,064 shares issued and outstanding as of July 31, 2005	697	691
Capital in excess of par value	60,572	47,081
Retained earnings	364,697	348,499
Accumulated other comprehensive income	5,959	2,886

Total stockholders’ equity	431,925	399,157

Total Liabilities and Stockholders’ Equity	$488,645	$496,705

The accompanying notes are an integral part of these consolidated financial statements

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended July 31,
	2006	2005	2004
Net revenue:
Product	$323,486	$298,157	$275,777
Engineering	17,859	19,168	20,081
Other	10,100	9,154	8,347

Total net revenue	351,445	326,479	304,205

Cost of sales:
Product	197,605	181,164	166,598
Engineering	19,963	16,659	13,487
Other	5,381	5,266	4,863
Asset impairment charges	7,361	—	—

Total cost of sales	230,310	203,089	184,948

Gross margin	121,135	123,390	119,257

Operating expenses:
Research and product development	51,790	50,470	50,005
Selling and marketing	29,242	29,168	26,640
General and administrative	37,837	39,549	35,149
Restructuring and asset impairment charges	7,515	3,000	—

Total operating expenses	126,384	122,187	111,794

Income (loss) from operations	(5,249)	1,203	7,463

Other (income) expense:
Interest income	(10,223)	(5,243)	(3,662)
Interest expense	68	26	217
Equity (gain) loss in unconsolidated affiliates	787	(283)	(638)
Gain on sale of marketable securities	—	(43,829)	—
Other	(14)	(51)	154

Total other (income) expense	(9,382)	(49,380)	(3,929)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	4,133	50,583	11,392
Provision (benefit) for income taxes	(467)	15,924	1,237

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	4,600	34,659	10,155
Income (loss) from discontinued operations (net of income tax provision of $146, a tax benefit of $1,515 and a tax provision of $510 for the fiscal years ended July 31, 2006, 2005 and 2004 respectively	139	(5,797)	(1,801)
Gain on disposal of discontinued operations (net of income tax of $8,885)	20,207	—	—
Cumulative effect of change in accounting principle (net of income tax of $61)	120	—	—

Net income	$25,066	$28,862	$8,354

Basic earnings (loss) per share:
Income from continuing operations	$0.34	$2.55	$0.75
Income (loss) from discontinued operations, net of tax	0.01	(0.42)	(0.13)
Gain on disposal of discontinued operations, net of tax	1.47	—	—
Cumulative effect of change in accounting principle, net of tax	0.01	—	—

Net income	$1.83	$2.13	$0.62

Diluted earnings (loss) per share:
Income from continuing operations	$0.33	$2.54	$0.75
Income (loss) from discontinued operations, net of tax	0.01	(0.42)	(0.13)
Gain on disposal of discontinued operations, net of tax	1.46	—	—
Cumulative effect of change in accounting principle, net of tax	0.01	—	—

Net income	$1.81	$2.12	$0.62

Weighted average shares outstanding:
Basic	13,704	13,566	13,463
Diluted	13,853	13,619	13,519

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended July 31, 2006, 2005, 2004

(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2003	13,490,880	$675	$34,801	$320,013	$601	$356,090
Shares issued for:
Stock options	95,507	5	3,393			3,398
Restricted stock grants, net of cancellations	64,666	3	3			6
Stock purchase plan	15,739	1	536			537
Tax benefit of share based compensation			166			166
Amortization of unearned compensation			1,652			1,652
Dividends paid ($0.32 per share)				(4,342)		(4,342)
Comprehensive income:
Net income for the year				8,354		8,354
Translation adjustments (net of tax of $228)					1,851	1,851
Change in unrealized marketable securities gains and losses (net of tax of $357)					(545)	(545)

Total Comprehensive Income						9,660

Balance, July 31, 2004	13,666,792	684	40,551	324,025	1,907	367,167
Shares issued for:
Stock options	102,350	5	3,769			3,774
Restricted stock grants, net of cancellations	21,554	1	(2)			(1)
Stock purchase plan	13,368	1	465			466
Tax benefit of share based compensation			383			383
Amortization of unearned compensation			1,915			1,915
Dividends paid ($0.32 per share)				(4,388)		(4,388)
Comprehensive income:
Net income for the year				28,862		28,862
Translation adjustments (net of tax of $1,039)					1,278	1,278
Change in unrealized marketable securities gains and losses (net of tax of $196)					(299)	(299)

Total Comprehensive Income						29,841

Balance, July 31, 2005	13,804,064	691	47,081	348,499	2,886	399,157
Shares issued for:
Stock options	220,627	10	8,762			8,772
Restricted stock grants, net of cancellations	(9,979)		(182)			(182)
Stock purchase plan	11,090		450			450
Tax benefit of share based compensation			1,431			1,431
Shared-based compensation expense			3,494			3,494
Repurchase of common stock	(80,000)	(4)	(283)	(3,596)		(3,883)
Dividends paid ($0.38 per share)				(5,272)		(5,272)
Cumulative effect of a change in accounting principle:			(181)			(181)
Comprehensive income:
Net income for the year				25,066		25,066
Translation adjustments (net of tax of $476)					3,172	3,172
Change in unrealized marketable securities gains and losses (net of tax of $12)					(99)	(99)

Total Comprehensive Income						28,139

Balance, July 31, 2006	13,945,802	$697	$60,572	$364,697	$5,959	$431,925

The accompanying notes are an integral part of these consolidated financial statements

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended July 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$25,066	$28,862	$8,354
Less:
Income (loss) from discontinued operations	139	(5,797)	(1,801)
Gain on disposal of discontinued operations	20,207	—	—

Income from continuing operations and cumulative effect of change in accounting principle	4,720	34,659	10,155
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(7,405)	(5,671)	(807)
Depreciation and amortization	16,356	16,656	17,249
Cumulative effect of change on accounting principle	(120)	—	—
Allowance for doubtful accounts and notes receivables	116	432	110
Gain (loss) on sale of property, plant and equipment	(14)	95	421
Equity (gain) loss in unconsolidated affiliates	787	(283)	(638)
Equity loss in unconsolidated affiliates classified as research and product development expense	—	759	3,386
Restructuring and asset impairment charges	14,876	3,000
Gain on sale of Cedara investment	—	(43,829)	—
Share-based compensation expense	3,494	1,915	1,652
Excess tax benefit from share-based compensation	(363)	—	—
Net changes in operating assets and liabilities (Note 18)	(19,931)	(717)	(1,277)

NET CASH PROVIDED BY CONTINUING OPERATIONS	12,516	7,016	30,251
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	1,465	6,287	2,941

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,981	13,303	33,192

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(1,274)	(2,326)	(19)
Proceeds from the sale of Cedara investment	—	50,752	—
Proceeds from the sale of Camtronics	38,906	—	—
Additions to property, plant and equipment	(13,692)	(10,149)	(20,726)
Capitalized software	(1,109)	(3,530)	(3,596)
Proceeds from sale of property, plant and equipment	276	120	116
Maturities of marketable securities	6,345	14,255	13,165

NET CASH PROVIDED BY CONTINUING OPERATIONS	29,452	49,122	(11,060)
NET CASH USED FOR DISCONTINUED OPERATIONS	—	(2,477)	(4,118)

NET CASH PROVIDED BY INVESTING ACTIVITIES	29,452	46,645	(15,178)

FINANCING ACTIVITIES:
Payments of debt obligations	—	—	(4,841)
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	9,040	4,239	3,941
Excess tax benefit from share-based compensation	363	—	—
Purchase of common stock	(3,883)	—	—
Dividends paid to shareholders	(5,272)	(4,388)	(4,342)

NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS	248	(149)	(5,242)
NET CASH USED FOR DISCONTINUED OPERATIONS	—	(743)	(259)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	248	(892)	(5,501)

EFFECT OF EXCHANGE RATE CHANGES ON CASH OF CONTINUING OPERATIONS	610	(472)	232
EFFECT OF EXCHANGE RATE CHANGES ON CASH OF DISCONTINUED OPERATIONS	—	(17)	(2)

	610	(489)	230
NET INCREASE IN CASH AND CASH EQUIVALENTS	44,291	58,567	12,743
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	208,116	149,549	136,806

CASH AND CASH EQUIVALENTS, END OF YEAR	$252,407	$208,116	$149,549

Cash paid during the year for:
Income taxes, net	$18,631	$13,033	$2,821
Interest	68	26	217

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1. Summary of business operations and significant accounting policies:

Business operations:

Analogic Corporation was incorporated in the Commonwealth of Massachusetts in November 1967. Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture and sale of high technology, high performance, high-precision data acquisition, signal processing instruments and systems to customers that manufacture products for medical and industrial use. Analogic is a designer and manufacturer of advanced health and security systems and subsystems sold primarily to Original Equipment Manufacture’s (“OEMs”). Analogic’s principal customers are OEMs that incorporate Analogic’s products into systems used in health and security applications. Several of Analogic’s subsidiaries and divisions sell products under their own names directly to niche end-user markets.

Significant accounting policies:

(a) Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. On November 1, 2005, the Company sold its wholly owned subsidiary Camtronics. This business has been reported as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been restated accordingly to reflect these operations as discontinued. All intercompany accounts and transactions have been eliminated.

(b) Basis of presentation:

Certain prior years’ financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications did not impact net income.

(c) Inventories:

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycle, and changes in technology. A variety of methodologies are used to determine the amount of inventory write-downs necessary for excess and obsolete inventory. The write-downs are based upon the age of the inventory, lower of cost or market, along with other significant management judgments concerning future demands for the inventory. Once recorded, inventory valuation provisions are not subsequently reversed, until the inventory is used or disposed of.

(d) Property, plant and equipment:

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Statements of Operations. Expenditures for maintenance and repairs are charged to expense when incurred while the costs of significant improvements, which extend the life of the underlying asset, are capitalized.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings	35 to 40 years
Manufacturing equipment	4 to 7 years
Furniture, fixtures and computer equipment	3 to 8 years
Leasehold improvements	shorter of useful life or the lease term
Motor vehicles	3 to 5 years

The Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life.

Property, plant and equipment consisted of the following:

	July 31,
	2006	2005
Property, plant and equipment:
Land and land improvements	$6,452	$6,264
Buildings and improvements	69,235	67,762
Leasehold and capital lease improvements	7,264	3,046
Manufacturing equipment	112,380	107,712
Furniture, fixtures and computer equipment	49,630	46,787
Motor vehicles	1,506	1,075

	246,467	232,646
Less accumulated depreciation and amortization	(164,614)	(153,204)

	$81,853	$79,442

Total depreciation of property, plant, and equipment was $11,809, $12,776 and $14,068 for fiscal 2006, 2005 and 2004, respectively. The Company did not capitalize interest in fiscal 2006, 2005 or 2004.

(e) Revenue recognition and accounts receivable:

The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance, provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves the

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Company’s facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at the shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer. The Company classifies customer invoiced shipping and handling as revenue and shipping and handling costs as cost of sales.

The Company’s transactions sometimes involve multiple elements (i.e., systems and services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by vendor objective evidence (“VOE”), and recognized at the time of delivery. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If the Company does not have fair value for the undelivered element, it recognizes the revenue upon the the delivery of the undelivered element. Maintenance or service revenues are recognized ratably over the life of the contract.

For business units that sell software licenses or products in which the software is considered more than incidental, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regard to installation or implementation remain, fees are fixed or determinable, collectibility is probable, and customer acceptance, when applicable, is obtained. We allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is typically recognized ratably over the contracted maintenance term.

The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company estimates the percentage of completion on contracts with a fixed fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue and related costs are deferred and recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately.

Deferred revenue is comprised of 1) maintenance and other service revenues for which payment has been received and for which services have not yet been performed and 2) revenues related to delivered components of a multiple-element arrangement for which VOE, or VSOE, of fair value has not been determined for components not yet delivered or accepted by the customer.

Revenue related to the hotel operations is recognized as services are performed.

The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations of its customers’ financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If it is determined that a current quarter sale is not collectable, recognition of revenue on such sale will be deferred until collection is made.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(f) Capitalized software costs:

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. These assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Amortization expense was $1,157, $857 and $1,293 in fiscal 2006, 2005 and 2004, respectively and is included in product cost of sales. The unamortized balance of capitalized software was $2,670 and $8,463 at July 31, 2006 and 2005, respectively.

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

(h) Research and product development costs:

Research and product development costs are expensed as incurred and include primarily engineering salaries, stock based compensation, overhead and materials used in connection with research and development projects.

(i) Income taxes:

The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of asset and liabilities for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company does not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be indefinitely reinvested in those operations. For disclosure purposes, calculations of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

(j) Net income per share:

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and restricted stock.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(k) Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. Cash and cash equivalents, primarily in short term investments of government agencies discounted notes, amounted to $252,407 and $208,116 at July 31, 2006 and 2005, respectively.

(l) Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains a bond investment portfolio of various types and maturities with high credit quality issuers. Cash and cash equivalents not required for working capital purposes are placed in short term investments with original maturities for three months or less. The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations on its customers’ financial condition.

(m) Marketable securities:

The Company’s marketable securities are categorized as available-for-sale securities, as defined by the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized marketable securities gains and losses are reflected as a net amount under the caption of accumulated other comprehensive income within the statement of stockholders’ equity. Realized gains and losses are recorded within the statements of operations under the caption other income or expenses. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

(n) New accounting pronouncements:

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal years beginning after May 31, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other–Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP establishes the steps required in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Under this FSP, impairment shall be assessed at the individual security level and the assessment of whether an investment shall be assessed at the individual security level and the assessment of whether an investment is impaired shall be performed in each reporting period. When

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

impairment has been determined to be other than temporary, an impairment loss will be recognized on an impairment loss equal to the difference between the investment’s cost and its fair value. The provisions of FSP 115-1 shall be effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company is still evaluating the impact of this pronouncement. FIN 48 is effective for the Company’s fiscal year ending July 31, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning August 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations. SFAS 157 is effective for the Company’s interim reporting period beginning August 1, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending on July 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for the Company for the fiscal year ending July 31, 2009. The Company is still evaluating the impact of this pronouncement.

(o) Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable; provisions for inventory to reflect net realizable value; estimates of percentage of completion of contracts; estimates of fair value for investments in privately held companies; goodwill and intangible assets; valuation allowances against deferred tax assets; and accruals for product warranty, other liabilities, income taxes, and various estimates used in the calculation of stock based compensation. Actual results could differ from those estimates.

(p) Comprehensive income:

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income consists of unrealized gains (net of taxes) on marketable securities of $18 and $117 in fiscal 2006 and 2005, respectively, and foreign currency translation gains (net of taxes) of $5,941 and $2,769 in fiscal 2006 and 2005, respectively.

(q) Stock Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which established accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of the common stock at the time of the grant. Stock-based compensation expenses related to restricted stock granted at no cost to the employees were reflected in net income. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been revised to reflect the fair value method of expensing share-based compensation.

(r) Fair value of financial instruments:

The carrying amounts of cash, cash equivalents, and receivables approximate fair value. The fair values of marketable securities are estimated based on quoted market price for these securities.

(s) Impairment of long-lived assets:

The Company evaluates the recoverability of its long-lived assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(t) Segment information:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of two reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; and B-K Medical for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems.

(u) Translation of foreign currencies:

The assets and liabilities of the Company’s foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow), excluding long-term intercompany receivables and investments, are included in operations in the period in which they occur. Foreign exchange transaction gains and losses are included in the results of operations in other income, net. The Company had foreign exchange losses totaling $161 in fiscal 2006, foreign exchange gains totaling $133 in fiscal 2005, and foreign exchange losses totaling $190 in fiscal 2004.

2. Discontinued operations:

During the second quarter of fiscal 2006, the Company sold its wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) for $40,000 in cash, and realized net proceeds of $38,906 after transactional costs. The Company recorded a net gain on the sale of Camtronics of $20,207, net of a tax provision of $8,885, or $1.46 per diluted share. In determining the gain, the Company also provided for estimated indemnification and tax liabilities of $1,754. Subsequent to the sale, in the fourth quarter of fiscal 2006, the Company determined that an additional indemnification of $652.

Prior to the sale, Camtronics had been reported as a separate segment. The Company sold its Camtronics operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been revised accordingly to reflect these operations as discontinued.

Revenues and net income (loss) for Camtronics for the fiscal year 2006, 2005 and 2004 were as follows:

	Year Ended July 31,
	2006	2005	2004
Total net sales	$11,495	$38,092	$51,352
Net income (loss)	139	(5,797)	(1,801)

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following represents a detailed listing of the current assets and current liabilities of discontinued operations:

Year Ended July 31, 2005
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

3. Stock-based payment:

Effective August 1, 2005, the Company adopted the provisions of Statement of SFAS No. 123(R), which established accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. Stock-based compensation expenses related to restricted stock granted at no cost to the employees were reflected in net income. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been revised to reflect the fair value method of expensing share-based compensation.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

Year Ended July 31, 2006
Cost of product sales	$225
Research and product development	1,092
Selling and marketing	237
General and administrative	1,940

Share-based compensation expense before tax	3,494
Income tax benefit	(859)

Net share-based compensation expense	$2,635

Effect on earnings (loss) per share:
Basic	(0.19)
Diluted	(0.19)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted for the year ended July 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Year Ended July 31, 2006
Expected option term (1)	5.25 years
Expected volatility factor (2)	30%
Risk-free interest rate (3)	3.94%
Expected annual dividend yield	.7%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualifies as “plain-vanilla” options.
(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical weekly price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant of 5.25 years.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not recognize compensation expense for employee stock option grants for fiscal 2005 and 2004, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant. The Company has recognized compensation expense for its restricted stock grants. Upon adoption of SFAS 123(R), using the modified prospective method, the Company recognized a benefit of $181 ($120 after tax) as a cumulative effect of a change in accounting principle resulting from the

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

requirement to estimate forfeitures of the Company’s restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company’s unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for the options (“excess tax benefits”) to be classified as financing cash flows. For the fiscal year 2006 there was $363 of excess tax benefit classified as a financing cash inflow.

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the fiscal 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Year Ended July 31,
	2005	2004
Income from continuing operations, as reported	$34,659	$10,155

Add: Employee compensation expense for restricted stock grants amortization included in reported income	1,049	989

Less: Total employee compensation expense for options and restricted stock grants amortization determined under the fair value method	(3,633)	(3,474)

Pro forma income from continuing operations	$32,075	$7,670

Income per share from continuing operations:
Basic—as reported	$2.55	$0.75
—pro forma	2.36	0.57

Diluted—as reported	2.54	0.75
—pro forma	2.36	0.57

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2005	2004
Expected option term	5 years	6 years
Expected volatility factor	39%	35%
Risk-free interest rate	3.32%	3.57%
Expected annual dividend yield	.8%	.7%

Stock Incentive Plans

At July 31, 2006, the Company had two key employee stock option plans (one of which has lapsed as to the granting of options), two key employee stock bonus plans, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The fair value of each option granted under the employee stock purchase plan was estimated on the expected grant date using the Black-Scholes option pricing model with the following assumptions:

Year Ended July 31, 2006
Expected option term	.5 years
Expected volatility factor	25%
Risk-free interest rate	3.43%
Expected annual dividend yield	.7%

At July 31, 2006, 1,026,386 shares were reserved for grant under the above stock option, bonus and purchase plans.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the stock option and restricted stock transactions for fiscal 2006:

	Stock Options Outstanding				Non-Vested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2005	678,324	$41.71	4.31		$188,345	$43.36

Granted	21,600	47.64			3,243	52.98
Exercised	(220,627)	39.74			—	—
Vesting of restricted stock	—	—			(43,719)	43.06
Cancelled (forfeited and expired)	(53,550)	41.58			(9,755)	44.75

Outstanding at July 31, 2006	425,747	43.04	4.23	1,622	138,114	43.59

Options Vested or expected to vest at July 31, 2006	394,770	42.95	4.17	1,535
Options Exercisable at July 31, 2006	163,878	41.93	3.53	790

The weighted average fair value of stock options granted during fiscal year 2006, 2005, and 2004 was $15.33, $15.09, and $16.53 per share, respectively.

During the twelve months ended July 31, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price and the price paid by the employee to exercise the options) was $4,009 and the total amount of cash received from the exercise of these options was $8,772. The total fair value of restricted stock grants that vested during the year ended July 31, 2006 was $2,410.

The following table summarizes information about stock options outstanding at July 31, 2006:

	Stock Options Outstanding			Vested Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average of Remaining Contract Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$29.31 - $40.95	106,490	2.62	$37.86	63,840	$36.60
40.98 - 41.40	107,300	4.95	41.26	10,367	40.98
41.72 - 47.00	114,281	4.67	43.21	60,645	43.23
48.54 - 52.20	97,676	4.66	50.45	29,026	51.31

29.31 - 52.20	425,747	4.23	43.04	163,878	41.93

As of July 31, 2006, there was $7,728 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock bonus plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The Company amortizes stock-based compensation on the straight-line method.

The actual tax benefit realized for the tax deductions from option exercises totalled $1,402 for the year ended July 31, 2006.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Restructuring and asset impairment charges:

During fiscal 2006, the Company incurred asset impairment charges as cost of sales and operating expenses in the Company’s Consolidated Statements of Operations.

Cost of Sales

The following table summarizes impairment charges in cost of sales as follows:

Year Ended July 31, 2006
Medical Technology Products:
Medical Imaging Products:
Inventory	$5,772
Corporate and Other:
Inventory—Sky Computers, Inc.	1,589

Total	$7,361

There were no asset impairment charges recorded in cost of sales in the fiscals year ended July 31, 2005 and 2004.

In conjunction with ongoing discussions between the Company and an OEM customer, significant uncertainty arose with respect to the viability of a CT medical development program and the realizability of the related assets. As a result, the Company recorded asset impairment charges of $5,772 in the fourth quarter of fiscal 2006 for the write-down of inventories (see Note 21).

In fiscal 2006, the Company decided to close SKY Computers, Inc, (SKY) based on continued lower than expected sales. The restructuring charges related to the closure involved the write-downs of certain inventory for $1,589.

Operating Expenses

During fiscal 2006 and 2005, the Company recorded restructuring and asset impairment charges as an operating expense in the Company’s Consolidated Statements of Operations as follows:

	Year Ended July 31,
	2006	2005
Medical Technology Products:
Medical Imaging Products:
Shenzhen Anke High-Tech Co. Ltd.	$275	$—
PhotoDetection Systems, Inc.	216	2,160
Capitalized software	5,808	479
Manufacturing license	—	361

	6,299	3,000
Corporate and Other:
SKY Computers, Inc.	1,216	—

Total	$7,515	$3,000

There were no asset impairment charges recorded in the fiscal year ended July 31, 2004.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Shenzhen Anke High-Tech Co. Ltd. (“SAHCO”)

The Company has a 44.6% equity interest in SAHCO, located in the People’s Republic of China. The Company reviewed this investment for other-than-temporary impairment in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investment in Common Stock”, and determined that at January 31, 2006, its investment in SAHCO was impaired based on its current fair value. In the second quarter of fiscal 2006, the Company recorded an asset impairment charge related to this investment of $275 which represented the remaining book value of this investment.

PhotoDetection Systems Inc.

On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PhotoDetection Systems Inc. (“PDS”) of Acton, Massachusetts. PDS, a privately held company, developed proprietary detection systems for high-performance Positron Tomography, a rapidly growing medical diagnostic imaging modality. In addition, the Company also received a convertible promissory note in the principal amount of $1,367 and an exclusive license of PDS technology for non-PET products. The convertible promissory note was convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. During fiscal 2005, upon PDS’ achievement of a technology milestone, the exclusive license of PDS technology reverted back to PDS and the Company received a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock. Since the second quarter of fiscal year 2005, the Company had been accounting for this investment under the cost method of accounting in accordance with EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). The Company reviewed this investment for other-than-temporary impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and determined that at October 31, 2005, its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $216 in the quarter ended October 31, 2005. During fiscal 2005, the Company recorded asset impairment charges in PDS of $2,160, based on its current fair value. See Note 11 for further discussion regarding PDS.

Capitalized software

The Company had capitalized $5,808 in software development costs of which $3,850 related to a medical CT workstation project and $1,958 related to a medical CT development program. The objective of the medical CT workstation program was to broaden the current market opportunity for the Company’s CT Medical scanner back end subsystem by developing a front end system which would provide a complete solution for its customers. During the fourth quarter of fiscal 2006, management concluded that significant additional investment would be required to complete the development efforts on this front end system and decided to no longer pursue its development efforts, and recorded an impairment charge of $3,850. With regard to the medical CT development program, in the fourth quarter of 2006, the Company evaluated viability of this capitalized software with respect to future use and realizability and, based on this evaluation the Company recorded an impairment charge of $1,958.

The Company had previously capitalized $479 in software development costs related to a Medical Imaging project. In fiscal 2005, the Company determined that this project did not meet anticipated future market requirements and decided to focus its effort on other existing development projects. As a result, the Company recorded in fiscal 2005 an impairment charge of $479 which represents the total amount capitalized by the Company for this project.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company had been amortizing the cost of the license over a five year period. The Company determined that this intangible asset was impaired and recorded an impairment charge of $361 in fiscal 2005.

SKY Computers, Inc.

During fiscal 2006, the Company decided to close the business operations of its wholly-owned subsidiary, SKY based on continued lower than expected sales. The closing of SKY involved (1) the termination of approximately 40 employees most of whom have been engaged in product development, sales, and administrative activities; (2) the write-down of certain capital assets; and (3) the write-down of certain inventory. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in fiscal 2006, the Company recorded $2,805 of asset impairment and restructuring costs related to SKY. Severance charge of $906 and $310 of write-down of capital assets charges have been recorded within the operating expenses in the Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges” while the $1,589 of write-down of inventory is recorded as asset impairment charges in the Consolidated Statements of Operations within cost of sales.

A summary of the costs incurred for the restructuring activities is as follows:

	Involuntary Employee Severance	Capital Assets Abandoned	Sub-total Restructuring	Inventory Impairment	Total
Balance at July 31, 2005	$—	$—	$—	$—	$—
Restructuring charge	906	310	1,216	1,589	2,805
Cash payments/disposals	(644)	—	(644)	—	(644)

Balance at July 31, 2006	$262	$310	$572	$1,589	$2,161

The cash expenditures subsequent to July 31, 2006 will approximate $262 in involuntary employee severance.

5. Net income per share:

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the computation of basic and diluted earnings per share for fiscal 2006, 2005 and 2004:

	(In thousands, except per share data)
	2006	2005	2004
Income from continuing operations	$4,600	$34,659	$10,155
Income (loss) from discontinued operations, net of tax	139	(5,797)	(1,801)
Gain on disposal of discontinued operations, net of tax	20,207	—	—
Cumulative effect of change in accounting principle, net of tax	120	—	—

Net income	$25,066	$28,862	$8,354

Weighted average number of common shares outstanding-basic	13,704	13,566	13,463
Effect of dilutive securities:
Stock options and restricted stock	149	53	56

Weighted average number of common shares outstanding-diluted	13,853	13,619	13,519

Basic earnings (loss) per share, net of tax:
Income from continuing operations	$0.34	$2.55	$0.75
Income (loss) from discontinued operations	0.01	(0.42)	(0.13)
Gain on disposal of discontinued operations	1.47	—	—
Cumulative effect of change in accounting principle	0.01	—	—

Net income	$1.83	$2.13	$0.62

Diluted earnings (loss) per share, net of tax:
Income from continuing operations	$0.33	$2.54	$0.75
Income (loss) from discontinued operations	0.01	(0.42)	(0.13)
Gain on disposal of discontinued operations	1.46	—	—
Cumulative effect of change in accounting principle	0.01	—	—

Net income	$1.81	$2.12	$0.62

Anti-dilutive shares related to outstanding stock options	205	270	154

Anti-dilutive shares related to outstanding stock options may become dilutive in future years.

6. Risks and Uncertainties:

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

revenue from its five largest customers in each of the last three fiscal years and the percentage of our product and engineering sales to our ten largest customers during these periods:

	Year Ended July 31,
	2006	2005	2004
Toshiba	19%	15%	14%
L-3 Communications	17%	16%	9%
Siemens	9%	9%	10%
General Electric	8%	10%	9%
Philips	5%	7%	8%
Ten largest customers as a group	70%	66%	68%

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

Suppliers of Raw Materials and Components

In general, the Company’s products are composed of Company-designed proprietary integrated circuits, printed circuit boards, and precision resistor networks manufactured by it and others in accordance with its specifications, as well as standard electronic integrated circuits, transistors, displays, and other components. The Company orders raw materials and components to complete customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers, and may have long-lead times for delivery.

Although the Company works with its customers and suppliers to minimize the impact of shortages in raw materials and components, it sometimes experiences short-term adverse effects due to price fluctuations and delayed shipments. The failure of a supplier to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby adversely affecting the Company’s operating results. The Company is not always able to pass on price increases to its customers. Accordingly, some raw material and component price increases could adversely affect its operating results. In addition, it might become necessary, if a given component ceases to be available, for Analogic to modify its product design to adapt to a substitute component or to purchase new tooling to enable a new supplier to manufacture the component, which could result in additional expense and/or delay in product sales.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

7. Marketable securities:

Marketable securities are categorized as available-for-sale securities and summarized as follows:

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
July 31, 2006
Debt securities issued by various state and local municipalities and agencies	$5,800	$30	$—	$5,830

July 31, 2005
Debt securities issued by various state and local municipalities and agencies	12,145	193	—	12,338

The costs and estimated fair value of current debt securities at July 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties, and therefore, the Company has classified the debt securities listed below as current assets.

	Cost	Fair Value
Debt securities:
Due in one year or less	$3,800	$3,804
Due after one year through two years	2,000	2,026

Total debt securities	$5,800	$5,830

Debt securities greater than one year is classified as current since the Company has the ability to liquidate these investments for working capital purposes if necessary.

There are no realized gains or losses on marketable securities as the Company has not sold any marketable securities, included above, during the periods presented and cost has approximated fair value at the maturity dates.

8. Explosive Assessment Computed Tomography (“EXACT”) Systems Agreement:

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company recognizes product revenue upon shipment of EXACT systems and spare parts to L-3, at which time all revenue recognition criteria have been met. The Company had shipped a cumulative total of 724 units as of July 31, 2006.

The Company recorded cash received from L-3 for the purchase of long-lead-time inventory components on certain orders as advance payments within the liabilities section of the balance sheet. These payments are not recognized as revenue until the systems for which the inventory components relate to have been shipped. The advance payments balance related to long-lead purchases was $0 and $6,170, at July 31, 2006 and 2005, respectively.

The agreement also provided for the Company to receive $22,000 of ramp-up funds for the purpose of leasing and fitting up a facility and ensuring the availability of key critical raw material and inventory components from suppliers to meet the production and volume requirements of this contract. These costs incurred and assets purchased have been fully reimbursed by L-3. The Company has not recorded any revenues, costs or assets related to these ramp-up funds. All cash received for ramp-up activities is recorded within the advance payments account within the liability section of the balance sheet. These liabilities are reduced as the cash is spent on these activities. During fiscal 2005, the Company vacated the leased facility and relocated the operation to the newly completed 100,000 square foot addition to its headquarters. As of July 31, 2006, the Company had a balance of $469 of unexpended ramp-up funds recorded within the advance payments account.

9. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,
	2006	2005
Inventories:
Raw materials	$30,164	$37,461
Work-in-process	16,409	15,275
Finished goods	12,370	11,554

	$58,943	$64,290

Accrued liabilities:
Accrued employee compensation and benefits	$10,002	$9,818
Accrued warranty	4,777	4,057
Other	9,332	6,401

	$24,111	$20,276

Advance payments and deferred revenue:
Deferred revenue	$7,352	$6,114
Long-lead time components (A)	—	6,170
Ramp-up funds	469	475
Customer deposits	1,565	1,628

	$9,386	$14,387

(A)	Long-lead time components represent advance payments received from L-3 Communications based on certain orders received for the Company’s EXACT systems.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Goodwill and intangible assets:

The company discontinued amortizing goodwill as of August 1, 2002 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and adopted a policy of evaluating goodwill for potential impairment on an annual basis during the first quarter of each fiscal year, or at any time that events or changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. As required by SFAS 142, intangible assets that do not meet the criteria for separate recognition must be reclassified into goodwill.

The Company has no goodwill recorded in its financial statements for the periods ended July 31, 2006 and 2005.

Intangible assets at July 31, 2006 and July 2005, which will continue to be amortized, consisted of the following:

	July 31, 2006			July 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual Property	$8,264	$6,196	$2,068	$8,264	$4,576	$3,688

Amortization expense related to acquired intangible assets was $1,626, and $1,612 and $1,899 for fiscal 2006, 2005 and 2004, respectively. The estimated life of intangible assets is five years.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years, is expected to be as follows:

2007	$1,652
2008	402
2009	14
2040	—
2011	—

$2,068

11. Investments in and advances to affiliated companies:

The Company has a 44.6% equity ownership interest in SAHCO located in The People’s Republic of China. During fiscal 2006, the Company recorded $455 of expense as its share of equity losses, and $474 of income as its share of gains in SAHCO in fiscal 2005. Also, during fiscal 2006, the Company reviewed this investment for other-than-temporary impairment in accordance with APB No. 18, and determined that its investment in SAHCO was impaired based on its fair value. The Company recorded an asset impairment charge related to this investment of $275 which represented the Company’s book value. The carrying value of the Company’s investment in SAHCO was $0 at July 31, 2006 and $730 at July 31, 2005. At July 31, 2006 and 2005, the net receivable from this affiliate was $37 and $725, respectively. Sales to SAHCO for fiscal 2006, 2005 and 2004 were approximately $1,102, $3,546 and $6,695, respectively.

On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PDS. PDS, a privately held company, developed proprietary detection systems for high-performance Positron Emission Tomography (“PET”), a rapidly growing medical

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

diagnostic imaging modality. PET scanning is a tool in the diagnosis and management of cancer, specifically for detecting early-stage tumors and determining tissue characteristics before and after treatment. In addition, the Company also received a convertible promissory note in the principal amount of $1,367 and an exclusive license of PDS technology for non-PET products. The convertible promissory note was convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. If converted, the Company’s equity interest would increase by 9%. During fiscal 2005, upon PDS’ achievement of a technology milestone, the exclusive license of PDS technology reverted back to PDS and the Company received a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock. The exercise of this warrant would increase the Company’s equity interest by 20%. The Company’s current equity interest, the potential conversion of the promissory note into Series B Convertible Participating Preferred Stock, and the potential exercise of the warrant could result in the Company having a 40% equity interest in PDS. Additionally, under certain circumstances in the future, the Company may at its discretion, or may be required to, purchase the remaining 60% equity at its then fair value.

The Company accounted for this investment under the equity method due to the Company’s ability to exercise significant influence over operating and financial policies. Effective with the second quarter of fiscal 2005, the Company changed the accounting method for its investment in PDS from the equity method to the cost method of accounting in accordance with EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (“EITF 02-14”). Subsequently, the Company reviewed this investment for other-than-temporary impairment in accordance with Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Security” (“FAS 115”). The Company determined that its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge totaling $216 in the first quarter of fiscal 2006, as compared to $2,160 during the second, third, and fourth quarters of fiscal 2005. Prior to the effective date of the EITF 02-14, the Company recorded its share of PDS losses of $759 as research and product development expenses in fiscal 2005. At July 31, 2005, the Company’s investment in PDS was recorded, net of impairment charges, at $0 value. During the second quarter of fiscal 2006, the Company invested $471 in PDS. The Company reviewed this investment for other-than-temporary impairment and determined that its investments in PDS was not impaired based on its current fair value. In February 2006, the Company elected to convert the outstanding principle represented by the convertible promissory note and to exercise the warrant received into shares of PDS Series B Convertible Participating Preferred Stock, increasing the Company’s equity interest in PDS to 43.8%. Following the increase in equity interest, the Company re-evaluated the accounting for its investment in PDS, including the consideration of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” an interpretation of ARB No. 51”, and EITF 02-14 and determined that its investment should be accounted for under the equity method. The Company evaluated the change from cost to equity method under APB No. 18, and determined that no adjustment was required. For the remainder of fiscal 2006, the Company recorded its equity share of PDS losses of $332, and the Company’s investments in PDS, net of additional investments, at July 31, 2006 was $667.

During June of 2006, PDS signed a development agreement with a large OEM customer, requiring milestone progress payments of $10.4 million over the next 16 months. The Company expects that this funding will be sufficient to offset PDS cash expenditures such that no additional funding by the Company will be required.

The Company has three of the seats on PDS’s seven-person board of directors. The Company, in connection with this transaction, expended a total of $9,732 in cash during the period from May 21, 2003 to July 31, 2006.

During fiscal year 2005, the Company had a 14.6% equity interest in Cedara Software Corporation (“Cedara”), which is a publicly-traded Canadian company. On April 1, 2004, the Company’s guarantee of certain

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Summarized financial information for all partially-owned equity affiliates at July 31 for the years then ended is as follows:

	2006	2005
Current assets	$26,784	$32,256
Noncurrent assets	18,319	20,138

	$45,103	$52,394

Current liabilities	$28,346	$33,436
Noncurrent liabilities	—	—

	$28,346	$33,436

	2006	2005	2004
Net revenue	$12,325	$48,728	$38,023
Gross margin	4,323	28,274	19,319
Income (loss) from operations	(3,678)	2,545	(12,234)
Net income (loss)	(3,674)	2,864	(11,259)

The carrying amount of the investments approximates the underlying ownership in the net assets of partially-owned equity affiliates which include SAHCO and Enhanced CT Technology LLC. The above information includes the Company’s investment in PhotoDetection Systems Inc., after the change in accounting method, and Cedara prior to the Company’s sale of its equity interest.

The Company recognized, as a result of foreign exchange gain and losses with respect to inter-company transactions, a loss of approximately $161 in fiscal 2006, a gain of $133 in fiscal 2005, and a loss of $190 in fiscal 2004.

12. Commitments and guarantees:

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization require the Company to indemnify

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

directors of the Company and the Company’s by-laws require the Company to indemnify the present or former directors and officers of the Company and also permit indemnification of other employees and agents of the Company for whom the Board of Directors from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Because no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles of Organization or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of July 31, 2006.

During August 2006, a dispute arose between the Company and an OEM customer with whom the Company has a Development Agreement regarding a medical CT program. The dispute relates to whether either party breached the agreement. If the Company and the customer are unable to resolve their differences with respect to the Agreement, arbitration may result. At this stage, the Company cannot predict how this dispute will be resolved. The Company has not at this time accrued any expenses related to this dispute, but it is possible that the Company may in the future incur expenses or liabilities to the OEM customer in connection with the matter.

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”).

FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company determined are within the scope of FIN 45.

The Company’s standard original equipment manufacturing and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2006.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the Company’s product warranty liability for the years then ended:

	July 31,
	2006	2005
Balance at the beginning of the period	$4,057	$4,053
Accrual for warranties issued during the period	3,415	2,894
Accrual related to pre-existing warranties (including changes in estimate)	2,346	1,639
Settlements made in cash or in kind during the period	(5,041)	(4,529)

Balance at the end of the period	$4,777	$4,057

The Company currently has approximately $23,700 in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings in fiscal 2006 or in fiscal 2005.

13. Leases and other commitments:

Certain of the Company’s subsidiaries lease manufacturing and office space are under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with the Company’s operating leases was approximately $1,418, $2,307 and $3,261 in fiscal 2006, 2005 and 2004, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 2006:

Operating Leases
Fiscal Year
2007	$1,388
2008	1,050
2009	836
2010	756
2011	523
Thereafter	1,810

$6,363

14. Other (income) expense:

Other income consists primarily of interest income on short and long term marketable securities, gain or loss attributable to investments on unconsolidated affiliates, which the Company accounts for under the equity method, foreign exchange gains (losses) and income (loss) on the sale of property, plant and equipment. For fiscal 2006, the Company had foreign exchange losses of $161 versus foreign exchange gain of $133 in fiscal 2005. Also, in fiscal 2005, the Company realized a gain of $43,829 on the sale of marketable securities related to the Company’s sale of its equity interest in Cedara.

15. Retirement Plans:

The Company has a qualified retirement plan (The Analogic Corporation Profit Sharing/401(k) Plan) to provide retirement income for eligible employees through employee contributions and employer contributions from the Company. Employer contributions are discretionary and may be in the form of a direct profit sharing

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Beginning in fiscal 2001, the Company elected to match employee contributions on a dollar for dollar basis up to 3% of compensation for each participant. This continued through December 31, 2001. For the period from January 1, 2002 to July 31, 2002, the Company elected not to contribute to the Plan. Beginning in fiscal 2003, the Company decided to contribute 5% of its net income, as defined, to the Plan. The Company’s contributions to the Plan totaled $1,303, $1,493, and $602, in fiscal 2006, 2005, and 2004, respectively.

The Company’s Canadian subsidiary, Anrad Corporation, sponsors a defined benefit retirement plan. The Company recognizes the periodic pension expense in its statement of operations and the associated assets or liabilities on the balance sheet. As of July 31, 2006 and 2005, prepaid (accrued) benefits were $290 and ($57), respectively.

16. Income taxes:

The components of the provision for income taxes on operations are as follows:

	July 31,
	2006	2005	2004
Current income taxes (benefit):
Federal	$5,750	$17,432	$415
State	(394)	1,298	195
Foreign	984	571	1,545

	6,340	19,301	2,155

Deferred income taxes (benefit):
Federal	(6,895)	(3,730)	345
State	680	79	(602)
Foreign	(592)	274	(661)

	(6,807)	(3,377)	(918)

	$(467)	$15,924	$1,237

Income (loss) from continuing operations before income taxes from domestic and foreign operations is as follows:

	July 31,
	2006	2005	2004
Domestic	$5,626	$51,590	$12,482
Foreign	(1,493)	(1,007)	(1,090)

	$4,133	$50,583	$11,392

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the deferred tax assets and liabilities are as follows:

July 31, 2006	Deferred Tax Assets	Deferred Tax Liabilities
Deferred revenue	$791	$—
Intangibles	3,256	222
Depreciation	—	3,272
Bad debt	218	—
Capitalized interest and other costs	140	440
Inventory	6,008	—
Warranty	1,690	—
Benefit plans	2,031	—
Indemnification accruals	371	—
Unrealized equity gain/loss	6,850	1,990
Capitalized software, net	—	871
Foreign tax credit carryforwards	285	—
Foreign net operating loss	1,549	—
State tax credit carryforwards	1,647	—
Comprehensive income	—	488
Miscellaneous	469	64

	25,305	7,347
Valuation allowance	(3,094)	—

	$22,211	$7,347

July 31, 2005	Deferred Tax Assets	Deferred Tax Liabilities
Deferred revenue	$185	$—
Intangibles	2,123	350
Depreciation	—	4,579
Bad debt	587	—
Capitalized interest and other costs	110	341
Inventory	3,031	—
Warranty	1,382	—
Benefit plans	2,106	—
State tax credit carryforwards	754	—
Unrealized equity gain/loss	6,731	2,044
Capitalized software, net	—	2,961
U.S. net operating loss	4,942	—
Foreign net operating loss	2,081	—
Comprehensive income	—	167
Miscellaneous	531	—

	24,563	10,442
Valuation allowance	(1,418)	—

	$23,145	$10,442

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,
	2006	2005	2004
U.S. federal statutory tax rate	35%	35%	35%
Export sales benefit	(4)	(1)	(6)
State income taxes, net of federal tax benefit	(17)	1	(5)
Incentive stock options net of disqualified dispositions	8	—	—
Domestic production benefit	(4)	—	—
Gain on investment	(13)	—	—
Tax exempt interest	(3)	(1)	(4)
General business credit	(4)	(2)	(6)
Valuation allowance	19	3	—
Effect of international operations	(32)	(3)	(4)
Increase (decrease) in tax reserves	3	(1)	—
Other items, net	1	—	1

Effective tax rate	(11)%	31%	11%

The Company does not provide for US Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. During fiscal 2006, the Company recognized a provision-to-return benefit of $329 for fiscal 2005 returns filed in fiscal 2006, thereby providing an out-of-period tax benefit.

As of July 31, 2006 the Company had net operating loss carryforwards in Belgium of approximately $4,135, which have no expiration date. As of July 31, 2006, the Company had state net operating losses of $50 which will expire in fiscal 2014. As of July 31, 2006, the Company also had state tax credit carryforwards of $2,534 which will expire in 2021.

Management has determined that it is more likely than not that the Company will not recognize the benefit of certain foreign losses and tax credits and as a result, valuation allowances have been established at July 31, 2006 and July 31, 2005. The change in the valuation allowance in fiscal 2006 is primarily the result of additional losses in Belgium, and the determination that the use of state tax credits cannot be assured.

During fiscal 2005, the Company identified potential additional tax benefits to be realized for the fiscal years 2000 through 2004 related to federal and state tax credits for research and development expenditures. A study has been completed and amended returns filed for fiscal years 2000 through 2003. The amount of federal and state credits claimed, net of third-party costs incurred related to the tax study, is approximately $6,150. To date, $645 has been received related to fiscal 2000 and fiscal 2001. From fiscal 2000, $332 has been benefited through the tax rate and the $313 received for fiscal 2001 has been fully reserved. The fiscal 2004 return and the amended returns are currently under IRS and state revenue department audits. Accordingly, the Company will recognize the remaining tax benefits related to these tax credits after completion of the IRS and state revenue tax audits or expiration of the respective statutes of limitations. Contingent third-party costs incurred related to the refunds will be recognized as the benefit is recognized, and are approximately $1,200.

The refundable and deferred tax assets include US Federal and state refund claims. The fiscal 2004 Federal net operating loss was carried back to offset the fiscal 2002 and fiscal 2003 Federal income tax returns and is expected to generate a refund of $4,918. In addition, state tax credits, net of federal tax cost, of $236, are being claimed on amended state tax returns. These additional credits are in addition to the R&D credits discussed above. Refunds are not expected to be received until completion of the tax audits discussed above.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17. Quarterly results of operations (unaudited):

The following is a summary of unaudited quarterly results of operations for fiscal 2006 and fiscal 2005:

	For the Quarters Ended
	October 31, 2004	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006	July 31, 2006
	(In thousands, except per share data)
Revenues	$75,130	$76,110	$84,582	$90,657	$86,410	$100,011	$81,306	$83,718
Gross Margin (A)	27,782	28,134	31,966	35,508	30,289	41,036	29,130	20,680
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle (B)	1,478	(2,046)	28,989	6,238	1,063	9,097	2,510	(8,070)
Income (loss) from discontinued operations	(1,313)	(1,664)	(869)	(1,951)	159	—	—	(20)
Gain on disposal of discontinued operations	—	—	—	—	—	20,640	—	(433)
Cumulative effect of change in accounting principle	—	—	—	—	120	—	—	—

Net income (loss)	$165	$(3,710)	$28,120	$4,287	$1,342	$29,737	$2,510	$(8,523)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.15)	$2.14	$0.45	$0.08	$0.67	$0.18	$(0.59)
Income (loss) from discontinued operations	(0.10)	(0.12)	(0.07)	(0.13)	0.01	—	—	—
Gain on disposal of discontinued operations	—	—	—	—	—	1.51	—	(0.04)
Cumulative effect of change in accounting principle	—	—	—	—	0.01	—	—	—

Net income (loss)	$0.01	$(0.27)	$2.07	$0.32	$0.10	$2.18	$0.18	$(0.63)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.15)	$2.14	$0.44	$0.08	$0.66	$0.18	$(0.59)
Income (loss) from discontinued operations	(0.10)	(0.12)	(0.07)	(0.13)	0.01	—	—	—
Gain on disposal of discontinued operations	—	—	—	—	—	1.50	—	(0.04)
Cumulative effect of change in accounting principle	—	—	—	—	0.01	—	—	—

Net income (loss)	$0.01	$(0.27)	$2.07	$0.31	$0.10	$2.16	$0.18	$(0.63)

Shares used in computing income (loss) per share:
Basic	13,521	13,545	13,573	13,634	13,631	13,625	13,732	13,815
Diluted	13,546	13,545	13,614	13,711	13,734	13,799	13,956	13,912

(A)	The Company recorded asset impairment charges of $1,179 and $6,182, for the quarters ended October 31, 2005 and July 31, 2006, respectively.
(B)	The Company recorded restructuring and asset impairment charges of $947, $1,988, $2,204, $503 and $12,085, for the quarters ended January 31, 2005, April 30, 2005, October 31, 2005, January 31, 2006 and July 31, 2006, respectively.

Also, the Company recorded a gain on the sale of marketable securities of $27,388 for the quarter ended April 30, 2005, related to the Company’s sale of its equity interest in Cedara.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Fiscal Years
	2006	2005	2004
Accounts and notes receivable	$(713)	$(5,811)	$(973)
Accounts receivable from affiliates	688	267	(52)
Inventories	(850)	(5,008)	4,030
Other current assets	106	(2,335)	(1,884)
Other assets	9	(5,422)	2,805
Accounts payable, trade	(3,495)	3,309	(2,048)
Accrued liabilities	3,374	690	(3,188)
Advance payments and deferred revenue	(5,217)	5,307	(504)
Accrued income taxes	(13,833)	8,286	537

Net changes in operating assets and liabilities	$(19,931)	$(717)	$(1,277)

19. Segment and geographic information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of two reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring: and B-K Medical for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products includes sales of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other represents the Company’s hotel business, net interest income, and other Company operations, primarily analog to digital converters and supporting modules, and embedded multiprocessing equipment, which do not meet the materiality requirements for separate disclosure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The table below presents information about the Company’s reportable segments:

	Years Ended July 31,
	2006	2005	2004
Revenues:
Medical technology products from external customers:
Medical imaging products	$193,172	$174,962	$172,671
B-K Medical	74,072	71,842	64,983

	267,244	246,804	237,654
Security technology products from external customers	64,311	58,562	32,255
Corporate and other	19,890	21,113	34,296

Total	$351,445	$326,479	$304,205

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Years Ended July 31,
	2006	2005	2004
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle:
Medical technology products:
Medical imaging products (A)	$(16,812)	$27,632	$(193)
B-K Medical	2,387	5,645	3,817

	(14,425)	33,277	3,624

Security technology products	9,969	14,771	4,582
Corporate and other (B)	8,589	2,535	3,186

Total	$4,133	$50,583	$11,392

Identifiable assets:
Medical technology products	$105,976	$105,916	$88,644
Discontinued operations	—	41,939	54,085
B-K Medical	75,571	71,143	66,282
Security technology products	14,806	15,497	14,364
Corporate and other (C)	292,292	262,210	229,447

Total	$488,645	$496,705	$452,822

(A)	Fiscal 2006 includes asset impairment charges of $12,071 related to $11,580 to the write-down of inventories and capitalized software of two medical CT development programs due to the uncertainty of their future use and realizability, and $491 to the write-down of certain assets to their net realizable values. Fiscal 2005 includes a gain of $43,829 related to the Company’s sale of its equity interest in Cedara, and an asset impairment charge of $3,000.
(B)	Includes restructuring and asset impairment charges of $2,805 related to the restructuring of SKY Computers operations in fiscal 2006.
(C)	Includes cash equivalents and marketable securities of $232,188, $195,321 and $156,753 in fiscal 2006, 2005 and 2004, respectively.

Information regarding geographic areas for fiscal 2006, 2005 and 2004 is as follows:

Fiscal Year		United States	Japan	Germany	Other	Total
2006	Revenue from external customers	$177,850	$67,649	$33,678	$72,268	$351,445
	Long-lived assets	63,122	—	—	34,688	97,810

2005	Revenue from external customers	165,178	55,745	32,058	73,498	326,479
	Long-lived assets	69,639	—	—	30,405	100,044

2004	Revenue from external customers	153,239	42,361	30,246	78,359	304,205
	Long-lived assets	73,613	—	—	31,059	104,672

Revenues are attributed to countries based on the location of the Company’s customers.

Other Long-lived assets are primarily in Denmark and Canada.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20. Common stock repurchase:

On June 7, 2005, the Company’s Board of Directors approved the repurchase of up to $25,000 of the Company’s common stock. Under the repurchase program, the Company was authorized to repurchase during the next twelve months outstanding shares of its common stock through brokers and dealers in the public market or in privately negotiated transactions.

During fiscal 2006 the Company repurchased 80,000 shares of its common stock under this plan for approximately $3,883 at an average purchase price of $48.53 per share. The repurchase program expired on June 7, 2006.

21. Subsequent events:

During August 2006, a dispute arose between the Company and an OEM customer with whom the Company has a Development Agreement regarding a medical CT program. The dispute relates to whether either party breached the agreement. If the Company and the customer are unable to resolve their differences with respect to the Agreement, arbitration may result. At this stage, the Company cannot predict how this dispute will be resolved. The Company has not at this time accrued any expenses related to this dispute, but it is possible that the Company may in the future incur expenses or liabilities to the OEM customer in connection with the matter.

On September 26, 2006, the Company announced that its Board of Directors, on September 20, 2006, declared a dividend of $0.10 per common share payable on October 18, 2006 to shareholders of record on October 4, 2006.

ANALOGIC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Profit and Loss or Income	Additions Charged to Other Accounts	Deductions From Reserves		Recoveries	Balance at End of Period
Allowance for doubtful accounts:
Year ended July 31, 2006	$1,973	$(116)	—	$(840)		—	$1,017
Year ended July 31, 2005	2,130	371	—	(528)		—	1,973
Year ended July 31, 2004	3,915	14	—	(1,799	)(A)	—	2,130

(A)	Represents primarily $1,587 related to account receivable from SAHCO that was reserved in fiscal 2003 and written off in fiscal 2004.

Description	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Charged to Other Accounts		Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Year ended July 31, 2006 income tax valuation allowance	$1,418	$1,693	(A)			$(17	)(B)	$3,094
Year ended July 31, 2005 income tax valuation allowance	1,249	169	(C)	—		—		1,418
Year ended July 31, 2004 income tax valuation allowance	3,174	—		(687	)(E)	(1,238	)(D)	1,249

(A)	Represents the increase in valuation allowance resulting from additional losses in Belgium and the establishment of a valuation allowance for state tax credits.
(B)	Represents the decrease of the valuation allowance in Singapore
(C)	Represents the increase in valuation allowance resulting from additional losses in Canada and Belgium and losses in Singapore.
(D)	Represents the release of the valuation allowance at FTNI and in Germany.
(E)	Represents the release of a portion of the FTNI valuation allowance.

INDEX TO EXHIBITS

		Title	Incorporated by Reference to
	3.1	Restated Articles of Organization as amended March 15, 1988	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988

	3.2	By-laws, as amended January 27, 1988	Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988

	10.1	Land Disposition Agreement by and between City of Peabody Community Development Authority and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981

*	10.2	Restated Analogic Corporation Profit Sharing Plan dated July 31, 1985 and Amendment No. 1 thereto dated August 20, 1985	Exhibit 10.9(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1985

*	10.3	Form of Indemnification Contract	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

	10.4	(a) Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992	Exhibits to the Company’s Report on Form 8-K dated December 18, 1992
		(b) Addendum dated December 11, 1992 to Agreement between B-K Medical Holding A/S and Analogic Corporation dated October 20, 1992
		(c) Shareholders Agreement between B-K Medical Holding A/S and Analogic Corporation dated December 11, 1992

*	10.5	Employee Qualified Stock Purchase Plan dated June 10, 1986, as amended October 9, 1997 and October 15, 2002	Exhibit 10.1 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed July 24, 2003

*	10.6	1988 Non-Qualified Stock Option Plan for Non-Employee Directors	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988

	10.7	Key Employee Incentive Stock Option Plan dated June 11, 1993, as amended October 12, 2000, November 16, 2001, and September 20, 2006

*	10.8	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended on December 8, 2003 and September 20, 2006

*	10.9	Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006

*	10.10	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2006

		Title	Incorporated by Reference to
*	10.11	Key Employee Stock Bonus Plan dated October 12, 2000, as amended on March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004.

	10.12	Summary of Compensation Policy for Directors of Analogic Corporation

*	10.13	Form of Stock Option Grant for Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.14	Form of Stock Options Grant for Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.15	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended on March 11, 2003	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

	10.16	Secondary sale of common shares of Cedara Software	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2005

*	10.17	Form of Indemnity Agreement	Exhibit 10.1 to the Company’s Report on Form 8-K dated June 17, 2005

	10.18	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2005

	21	List of Subsidiaries

	23	Consent of PricewaterhouseCoopers LLP

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement