Form 10-Q
period 2006-10-31
ANALOGIC CORP
filed 2006-12-11
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding at November 30, 2006 was 13,964,047.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	October 31, 2006	July 31, 2006
Assets
Current assets:
Cash and cash equivalents	$260,044	$252,407
Marketable securities, at fair value	2,021	5,830
Accounts and notes receivable, net of allowance for doubtful accounts of $965 at October 31, 2006, and $1,017 at July 31, 2006	45,749	52,112
Inventories	61,400	58,943
Refundable and deferred income taxes	14,714	14,825
Other current assets	6,196	6,718

Total current assets	390,124	390,835

Property, plant and equipment, net	80,775	81,853
Investments in and advances to affiliated companies	824	917
Capitalized software, net	1,677	2,670
Intangible assets, net	1,655	2,068
Other assets	12	4,505
Deferred income taxes	9,624	5,797

Total Assets	$484,691	$488,645

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$23,116	$17,372
Accrued liabilities	21,694	24,111
Advance payments and deferred revenue	7,782	9,386
Accrued income taxes	5,015	5,011

Total current liabilities	57,607	55,880

Long-term liabilities:
Deferred income taxes	619	840

Total long-term liabilities	619	840

Commitments and guarantees (Note 15)

Stockholders’ equity:
Common stock, $.05 par value	698	697
Capital in excess of par value	61,781	60,572
Retained earnings	357,941	364,697
Accumulated other comprehensive income	6,045	5,959

Total stockholders’ equity	426,465	431,925

Total Liabilities and Stockholders’ Equity	$484,691	$488,645

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2006	2005
Net revenue:
Product	$70,748	$79,721
Engineering	1,664	3,812
Other	3,190	2,877

Total net revenue	75,602	86,410

Cost of sales:
Product	44,589	47,823
Engineering	2,863	5,733
Other	1,487	1,386
Asset impairment charges	8,625	1,179

Total cost of sales	57,564	56,121

Gross margin	18,038	30,289

Operating expenses:
Research and product development	11,578	13,027
Selling and marketing	7,002	7,354
General and administrative	9,039	8,664
Restructuring and asset impairment charges	1,080	1,025

	28,699	30,070

Income (loss) from operations	(10,661)	219

Other (income) expense:
Interest income	(3,224)	(2,033)
Interest expense	1	—
Equity loss in unconsolidated affiliates	78	570
Other	122	157

	(3,023)	(1,306)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(7,638)	1,525

Provision (benefit) for income taxes	(2,278)	462

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(5,360)	1,063
Income from discontinued operations (net of income taxes of $126)	—	159
Cumulative effect of change in accounting principle (net of income tax of $61)	—	120

Net income (loss)	$(5,360)	$1,342

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.39)	$0.08
Income from discontinued operations, net of tax	—	0.01
Cumulative effect of change in accounting principle, net of tax	—	0.01

Net Income (loss)	$(0.39)	$0.10

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.39)	$0.08
Income from discontinued operations, net of tax	—	0.01
Cumulative effect of change in accounting principle, net of tax	—	0.01

Net Income (loss)	$(0.39)	$0.10

Weighted average shares outstanding:
Basic	13,827	13,631
Diluted	13,827	13,734

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2006	2005
OPERATING ACTIVITIES:

Net income (loss)	$(5,360)	$1,342
Income from discontinued operations	—	159

Income (loss) from continuing operations and cumulative effect of change in accounting principle	(5,360)	1,183

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(3,961)	(1,704)
Depreciation and amortization	3,883	3,948
Cumulative effect of change in accounting principle	—	(120)
Allowance for doubtful accounts	—	30
Loss on sale of property, plant, and equipment	1	5
Equity loss in unconsolidated affiliates	78	570
Restructuring and asset impairment charges	9,705	2,204
Share-based compensation expense	648	954
Excess tax benefit from share-based compensation	(56)	(17)
Net changes in operating assets and liabilities (Note 12)	2,145	(5,353)

NET CASH PROVIDED BY CONTINUING OPERATIONS	7,083	1,700
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	385

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,083	2,085

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	15	(216)
Additions to property, plant and equipment	(2,240)	(3,168)
Capitalized software	(227)	(250)
Proceeds from sale of property, plant and equipment	30	71
Maturities of marketable securities	3,800	1,360

NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS	1,378	(2,203)
NET CASH USED FOR DISCONTINUED OPERATIONS	—	(478)

NET CASH USED FOR INVESTING ACTIVITIES	1,378	(2,681)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	506	798
Excess tax benefit from share-based compensation	56	17
Dividends paid to shareholders	(1,396)	(1,106)

NET CASH USED FOR CONTINUING OPERATIONS	(834)	(291)
NET CASH USED FOR DISCONTINUED OPERATIONS	—	—

NET CASH USED FOR FINANCING ACTIVITIES	(834)	(291)

EFFECT OF EXCHANGE RATE CHANGES ON CASH OF CONTINUING OPERATIONS	10	(64)
EFFECT OF EXCHANGE RATE CHANGES ON CASH OF DISCONTINUED OPERATIONS	—	24

	10	(40)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,637	(927)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	252,407	208,116

CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,044	$207,189

Cash paid during the period for:
Income taxes, net	$1,591	$6,450
Interest	1	4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture and sale of high technology, high performance, high precision data acquisition, signal processing instruments and systems to customers that manufacture products for medical and industrial use. Analogic is a designer and manufacturer of advanced health and security systems and subsystems sold primarily to Original Equipment Manufacturers (“OEMs”). Analogic’s principal customers are OEMs that incorporate Analogic’s products into systems used in health and security applications. Several of Analogic’s subsidiaries and divisions sell products under their own names directly to niche end-user markets. Analogic’s top ten customers for the three months ended October 31, 2006 and 2005 combined for approximately 66% and 75%, respectively, of the Company’s total product and engineering revenue.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. On November 1, 2005, the Company sold its wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”). This business has been reported as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and the three months ended October 31, 2005 reflects this operation as discontinued. All intercompany accounts and transactions have been eliminated.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three months ended October 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2007, or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2006 included in the Company’s Annual Report on Form 10-K as filed with the SEC on October 16, 2006. The consolidated balance sheet as of July 31, 2006 contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current period presentation.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. Recent accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN No. 48 is effective for the Company’s fiscal year ending July 31, 2008. The Company is still evaluating the impact of this pronouncement.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB No. 108 are effective for the Company’s interim reporting period beginning August 1, 2007. The Company does not believe the adoption of SAB No. 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported through changes in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending on July 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for the Company for the fiscal year ending July 31, 2009. The Company is still evaluating the impact of this pronouncement.

3. Discontinued operations:

During the three months ended January 31, 2006, the Company sold Camtronics for $40,000 in cash, and realized net proceeds of $38,906 after transaction costs. The Company recorded a net gain on the sale of Camtronics of $20,207, net of a tax provision of $8,885, or $1.46 per diluted share. In determining the gain, the Company also provided for estimated indemnification and tax liabilities of $1,754. Subsequent to the sale, in the three months ended July 31, 2006, the Company recorded an additional indemnification of $652.

Prior to the sale, Camtronics had been reported as a separate segment. The Company sold its Camtronics operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144, and the three months ended October 31, 2005 reflects this operation as discontinued.

Revenues for Camtronics for the three months ended October 31, 2005 were $11,495. The results of discontinued operations for the three months ended October 31, 2005 for Camtronics were a net income of $159.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Share-based payment:

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The following table presents share-based compensation expenses included in the Company’s unaudited consolidated statements of operations:

	Three Months Ended October 31,
	2006	2005
Cost of product sales	$44	$80
Research and product development	138	280
Selling and marketing	56	67
General and administrative	410	527

Share-based compensation expense before tax	648	954
Provision for income tax	226	166

Net share-based compensation expense	$422	$788

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended October 31, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The weighted-average grant-date fair values of options granted during the three months ended October 31, 2006 and 2005 were $20.05 and $15.53, respectively, per share. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended October 31,
	2006	2005
Expected option term (1)	5.25 years	5.25 years
Expected volatility factor (2)	32%	30%
Risk-free interest rate (3)	4.70%	3.94%
Expected annual dividend yield	.7%	.7%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualifies as “plain-vanilla” options.
(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical weekly price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant of 5.25 years.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

At October 31, 2006, the Company had two key employee stock option plans (one of which has lapsed as to the granting of options), two key employee stock bonus plans, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.

Options granted under the two key employee stock option plans generally become exercisable in installments commencing no earlier than two years from the date of grant and ending no later than six years from the date of grant. Unexercised options expire

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

up to seven years from date of grant. Options issued under the plans are non-qualified options or incentive stock options and are issued at prices of not less than 100% of the fair market value of the common stock at the date of grant. Options granted under the two non-employee director stock option plans become exercisable in equal installments over three years commencing one year from the date of grant and remain exercisable for ten years from the date of grant. Options issued under the plans are non-qualified options and are issued at prices equal to 100% of the fair market value of the common stock at the date of grant.

Under the Company’s key employee stock bonus plans, restricted common stock may be granted to key employees under terms and conditions as determined by the Board of Directors. Generally, participants under the stock bonus plans may not dispose or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans generally vest in four equal installments beginning on the third anniversary of the date of grant.

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

The weighted-average fair values of the options granted under the employee stock purchase plan during the three months ended October 31, 2006 and 2005 were $9.95 and $8.82, respectively, per share. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended October 31,
	2006	2005
Expected term	.5years	.5years
Volatility	41.84%	25%
Risk-free interest rate	5.31%	3.43%
Dividend yield	.7%	.7%

At October 31, 2006, 1,029,836 shares were reserved for grant under the above stock option, bonus and purchase plans.

The following table sets forth the stock option transactions from August 1, 2006 to October 31, 2006:

	Stock Options Outstanding				Non-Vested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2006	425,747	$43.04	4.23	$1,622	138,114	$43.59

Granted	9,200	57.52			6,500	58.41
Exercised	(17,100)	39.04			—	—
Vesting of restricted stock	—	—			(12,625)	42.19
Cancelled/forfeited	(14,425)	46.45			(5,000)	43.72
Outstanding at October 31, 2006	403,422	43.42	4.06	5,018	126,989	44.48

Options vested or expected to vest at October 31, 2006 (1)	377,655	43.29	4.00	4,743

Options exercisable at October 31, 2006	195,062	42.05	3.46	2,685

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes information about stock options outstanding at October 31, 2006:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average of Remaining Contract Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$34.75 - $40.98	114,078	2.45	$38.52	85,720	$37.88
41.00 - 41.72	102,100	4.95	41.39	20,457	41.36
42.04 - 48.72	101,543	4.73	44.03	55,307	43.30
48.79 - 58.41	85,701	4.34	51.65	33,578	51.05

34.75 - 58.41	403,422	4.06	43.42	195,062	42.05

As of October 31, 2006, there was $6,725 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock options and restricted stock bonus plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The Company amortizes stock-based compensation on a straight-line method.

Cash received from option exercises under all share based payment arrangements for the three months ended October 31, 2006 was $667. The actual tax benefit realized for the tax deductions from options exercised totaled $47 for the three months ended October 31, 2006.

For the three months ended October 31, 2005, upon adoption of SFAS No. 123(R), using the modified prospective method, the Company recognized a benefit of $181 ($120 after tax) as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company’s restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company’s unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01.

5. Restructuring and asset impairment charges:

Cost of Sales

The Company recorded asset impairment charges in cost of sales in the Company’s Unaudited Consolidated Statements of Operations under the caption “Asset impairment charges” as follows:

	Three Months Ended October 31,
	2006	2005
Medical Technology Products:
Medical Imaging Products:
Assets related to the digital radiography business	$8,625	—

Corporate and other:

Inventory of SKY Computers, Inc. (“SKY”)	—	$1,179

Total	$8,625	$1,179

Assets related to digital radiography business

As a result of continuing losses in its digital radiography business and the related business outlook, the Company evaluated the net realizability of all of the related assets at October 31, 2006. As a result, the Company has recorded an asset impairment charge of $9,705 associated with the writedown of the Company’s digital radiography system business assets to their estimated fair values as a group based upon the present value of estimated future cash flows of the business. Of the $9,705 asset impairment charges, $8,625

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. The Company is in the process of considering several alternatives regarding how to reduce the future expected losses of the digital radiography business.

Inventory of SKY

In September 2005, the Company announced a plan to restructure the business operations of its wholly owned subsidiary, SKY. The decision to restructure SKY was based on continued lower than expected sales. The restructuring plan included an inventory write-down of $1,179 during the three months ended October 31, 2005. During the three months ended July 31, 2006, the Company decided to close the business operations of SKY based on continued lower than expected sales, which resulted in an additional write-down of $410 of inventory.

Operating Expenses

The Company recorded restructuring and asset impairment charges as an operating expense in the Company’s Unaudited Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges” as follows:

	Three Months Ended October 31,
	2006	2005
Medical Technology Products:
Medical Imaging Products:
Assets related to the digital radiography business	$1,080
PhotoDetection Systems, Inc. (“PDS”)		$216

Corporate and other:
SKY	—	809

Total	$1,080	$1,025

Assets related to digital radiography business

The Company recorded asset impairment charges of $9,705 related to the Company’s digital radiography business assets during the three months ended October 31, 2006, of which $1,080 was recorded as operating expenses. The $1,080 asset impairment charge recorded as operating expenses included $696 related to capitalized software still in development and $384 related to other assets.

PDS

The Company reviewed its investment in PDS for other-than-temporary impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Security” and determined that at October 31, 2005, its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $216 in the three months ended October 31, 2005.

SKY

In September 2005, the Company announced a plan to restructure the business operations of SKY. The decision to restructure SKY was based on continued lower than expected sales. The restructuring plan of SKY involved (1) the termination of approximately 40 employees, most of whom had been engaged in product development, sales, and administrative activities; (2) the write-down of certain capital assets; and (3) the write-down of certain inventory. The Company recorded a total charge of $809 during the three months ended October 31, 2005, of which $499 was for severance and $310 was for a writedown of capital assets, within the operating expenses in the Unaudited Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges”.

The Company recorded additional severance throughout the remainder of fiscal year 2006. During the three months ended July 31, 2006, the Company decided to close the business operations of SKY while maintaining SKY’s manufacturing and service capability in order to service its commitments to its existing customers.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes accrued severance activity related to SKY:

Involuntary Employee Severance
Balance at July 31, 2005	$—
Q1 restructuring charge	499
Q1 cash payments	(15)

Balance at October 31, 2005	484
Q2 restructuring charge	228
Q2 cash payments	(444)

Balance at January 31, 2006	268
Q3 restructuring charge	84
Q3 cash payments	(95)

Balance at April 30, 2006	257
Q4 restructuring charge	95
Q4 cash payments	(90)

Balance at July 31, 2006	262
Q1 cash payments	(163)

Balance at October 31, 2006	$99

The remaining involuntary severance of $99 is expected to be paid over the remainder of fiscal 2007.

6. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	October 31, 2006	July 31, 2006
Inventories:
Raw materials	$30,085	$30,164
Work-in-process	18,740	16,409
Finished goods	12,575	12,370

	$61,400	$58,943

Accrued liabilities:
Accrued employee compensation and benefits	$9,144	$10,002
Accrued warranty	4,864	4,777
Other	7,686	9,332

	$21,694	$24,111

Advance payments:
Deferred revenue	$6,315	$7,352
Ramp-up funds	466	469
Customer deposits	1,001	1,565

	$7,782	$9,386

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Investments in and advances to affiliated companies:

Summarized results of operations of the Company’s partially owned equity affiliates, Shenzen Anke High-Tech Co. Ltd. (“SAHCO”) for the three months ended October 31, 2006 and 2005, and PDS for the three months ended October 31, 2006 are as follows:

	Three Months Ended October 31,
	2006	2005
Net revenue	$3,854	$3,830
Gross margin	1,708	1,352
Income (loss) from operations	(1,335)	(909)
Net income (loss)	(1,002)	(1,214)

8. Intangible assets:

Intangible assets at October 31, 2006 and July 31, 2006, which will continue to be amortized, consisted of the following:

	October 31, 2006			July 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual Property	$8,264	$6,609	$1,655	$8,264	$6,196	$2,068

Amortization expense related to acquired intangible assets was $408 and $405 for the three months ended October 31, 2006 and 2005, respectively. The estimated life of intangible assets is five years.

The estimated future amortization expense related to intangible assets in the current fiscal year, and each of the three succeeding fiscal years, is expected to be as follows:

2007 (Remaining nine months)	$1,242
2008	400
2009	13
2010	—

$1,655

9. Net income per share:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,
	2006	2005
Income (loss) from continuing operations	$(5,360)	$1,063
Income from discontinued operations, net of tax	—	159
Cumulative effect of change in accounting principle, net of tax	—	120

Net income (loss)	$(5,360)	$1,342

Weighted average number of common shares outstanding-basic	13,827	13,631
Effect of dilutive securities:
Stock options and restricted stock	—	103

Weighted average number of common shares outstanding-diluted	13,827	13,734

Basic earnings (loss) per share:
From continuing operations	$(0.39)	$.008
From discontinued operations	—	0.01
Cumulative effect of change in accounting principle	—	0.01

	$(0.39)	$0.10

Diluted earnings (loss) per share:
From continuing operations	$(0.39)	$0.08
From discontinued operations	—	0.01
Cumulative effect of change in accounting principle	—	0.01

	$(0.39)	$0.10

Anti-dilutive shares related to outstanding stock options	107	303

10. Dividends:

The Company declared a dividend of $.10 per common share on September 20, 2006, payable on October 18, 2006 to shareholders of record on October 4, 2006.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated Statement of Stockholders’ Equity included in the Company’s Annual Report on Form 10-K as filed with the SEC. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended October 31,
	2006	2005
Income (loss) from continuing operations	$(5,360)	$1,063
Income from discontinued operations, net of tax	—	159
Cumulative effect of change in accounting principle, net of tax	—	120

Net Income (loss)	$(5,360)	$1,342
Other comprehensive income (loss), net of taxes:
Unrealized losses from marketable securities, net of tax benefit of $4 and $22 for the three months ended October 31, 2006 and 2005, respectively.	(5)	(35)
Foreign currency translation adjustment, net of tax of $36 and taxes benefit of $182 for the three months ended October 31, 2006 and 2005, respectively.	91	(211)

Total comprehensive income (loss)	$(5,274)	$1,096

Accumulated other comprehensive income consists of unrealized gains (net of taxes) on marketable securities of $13 and $18 at October 31, 2006 and July 31, 2006, respectively, and foreign currency translation gain (net of taxes) of $6,032 and $5,941 at October 31, 2006 and July 31, 2006, respectively.

12. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities from continuing operations are as follows:

	Three Months Ended October 31,
	2006	2005
Accounts and notes receivable	$6,418	$5,151
Accounts receivable from affiliates	1	(26)
Inventories	(6,542)	(6,059)
Costs related to deferred revenue	—	388
Other current assets	(104)	(379)
Other assets	(57)	5
Accounts payable, trade	5,723	5,741
Accrued liabilities	(2,422)	(1,238)
Advance payments and deferred revenue	(933)	(5,609)
Accrued income taxes	61	(3,327)

Net changes in operating assets and liabilities	$2,145	$(5,353)

13. Taxes:

The effective tax rate for the three months ended October 2006 and 2005 was a benefit of 29.8% and a provision of 30.3%, respectively. The lower effective tax rate for the three months ended October 31, 2006 is largely the result of lower overall income, increased income overseas at lower tax rates, and lower non-deductible incentive stock option expense. These reductions to the rate were partially offset, by the expiration of the federal research and development credit, the reduction in the extraterritorial income exclusion and an increase in the valuation allowance for state tax credits.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14. Segment information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consist of two reporting segments: Medical Imaging Products which consist primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery and radiology markets. Security Technology Products consist of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business, net interest income, and other Company operations, primarily analog to digital converters and supporting modules, and embedded multi-processing equipment, which do not meet the materiality requirements for separate disclosure. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

The table below presents information about the Company’s reportable segments.

	Three Months Ended October 31,
	2006	2005
Revenues:
Medical technology products from external customers:
Medical imaging products	$50,138	$46,315
B-K Medical	17,635	14,885

	67,773	61,200

Security technology products from external customers	4,639	19,866
Corporate and other	3,190	5,344

Total	$75,602	$86,410

Income (loss) from continuing operations before income taxes and cumulative effects of change in accounting principle:
Medical technology products:
Medical imaging products (A)	$(7,798)	$(2,606)
B-K Medical	(40)	(761)

	(7,838)	(3,367)

Security technology products	(3,741)	4,808
Corporate and other (B)	3,941	84

Total	$(7,638)	$1,525

	October 31, 2006	July 31, 2006
Identifiable assets:
Medical imaging products	$104,111	$105,976
B-K Medical	74,726	75,571
Security technology products	12,320	14,806
Corporate and other (C)	293,534	292,292

Total	$484,691	$488,645

(A)	Includes asset impairment charges of $9,705 related to the Company’s digital radiography business for the quarter ended October 31, 2006.
(B)	Includes restructuring and asset impairment charges of $1,988 related to SKY for the quarter ended October 31, 2005.
(C)	Includes cash equivalents and marketable securities of $236,284 at October 31, 2006, and $232,188 at July 31, 2006.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. Commitments and guarantees:

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization require the Company to indemnify directors of the Company and the Company’s By-laws require the Company to indemnify the present or former directors and officers of the Company and also permit indemnification of other employees and agents of the Company for whom the Board of Directors from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its shareholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. No claims for indemnification have been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles of Organization or By-laws. The Company believes that while its estimated exposure for these indemnification obligations is currently minimal, the potential for future payments the Company could be required to make under these indemnification agreements is unlimited. Certain costs incurred for providing such indemnification may be recovered under various insurance policies. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved in each agreement. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of October 31, 2006.

During August 2006, a dispute arose between the Company and an OEM customer with whom the Company has a Development Agreement regarding a medical CT program. The dispute relates to whether either party breached the agreement. The Company reached a preliminary agreement on the terms of a settlement with the OEM customer in November 2006; however, a settlement agreement has not yet been finalized. In accordance with SFAS No. 5, “Accounting for Contingencies”, the settlement is probable and reasonably estimable, and the Company therefore recorded a charge of $387 in the three months ended October 31, 2006, of which approximately $317 represented a reversal of prior period revenue, and $63 was charged to operating expenses.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined are within the scope of FIN No. 45.

The Company’s standard original equipment manufacturing and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2006.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended October 31,
	2006	2005
Balance at the beginning of the period	$4,777	$4,057
Accrual for warranties issued during the period	706	644
Accrual related to pre-existing warranties (including changes in estimate)	729	795
Settlements made in cash or in kind during the period	(1,348)	(1,310)

Balance at the end of the period	$4,864	$4,186

The Company currently has approximately $23,700 in revolving credit facilities with banks available for direct borrowings.

16. Subsequent events:

On November 1, 2006, the Company sold certain assets of SKY for a purchase price of $410. The $410 includes $225 in cash paid at closing, $150 cash to be paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company expects to record a gain of approximately $205 from the sale in the three months ending January 31, 2007.

On November 13, 2006, the Company’s Board of Directors announced that John W. Wood Jr. has informed the Board that he will retire as the Company’s CEO and as a director on December 31, 2006. Mr. Wood has been CEO since August 2003, following the retirement from active management of the Company’s Founder and Chairman Emeritus, Bernard M. Gordon. The Board also appointed Dr. Edmund F. Becker, Jr., as President and Chief Operating Officer effective November 8, 2006. On an interim basis, the Board appointed Mr. Gordon as Executive Chairman and John A. Tarello, the Company’s former Chairman, as Vice Chairman, while a search for a successor to Mr. Wood is conducted.

The Company reached a preliminary agreement on the terms of a settlement with an OEM customer in November 2006, related to a dispute that arose in August 2006. See footnote 15 for further discussion.

On December 11, 2006, the Company announced that its Board of Directors, on December 7, 2006, declared a dividend of $0.10 per common share payable on January 4, 2007 to shareholders of record on December 21, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See Part II. Item 1A. “Risk Factors”.

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. The periods ending October 31, 2006 and 2005 represent the first quarters of the 2007 and 2006 fiscal years, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

The Company is engaged primarily in the design, manufacture, and sale of high technology, high performance, high-precision data acquisition conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products primarily for two major markets within the electronics industry: Medical Technology Products and Security Technology Products.

The following is a summary of the areas that management believes are important in understanding the results of the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the Unaudited Consolidated Financial Statements and Notes that appear elsewhere in this document.

The results from continuing operations are summarized in the following tables.

	Three Months Ended October 31,		Percentage Growth (Decline)
	2006	2005
Net Revenue	$75,602	$86,410	(13)%
Gross Margin %	23.9%	35.1%	N/A
Operating Expenses	$28,699	$30,070	(5)%
Net Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(5,360)	1,063	N/A
Diluted EPS (loss) from continuing operations	(0.39)	0.08	N/A

Net revenue for the first quarter ended October 31, 2006 was $10,808 or 13% lower than the same period last year. The decline is primarily due to a decrease of 31 units of EXACT systems sold, partially offset by higher revenue from the Company’s ultrasound equipment, and data acquisition systems and sub-systems. Gross margin percentage for the quarter ended October 31, 2006 was 23.9% versus 35.1% for the same period last year. Excluding the asset impairment charges for the first quarters ended October 31, 2006 and 2005, the gross margin percentage was 35.3% versus 36.4%, respectively. Although the gross margin benefited from a higher mix of ultrasound and data systems sales, the decline in production of EXACT systems resulted in manufacturing inefficiencies which reduced the gross margin on an overall basis. Total operating expenses decreased $1,371 over the same period last year, primarily due to lower research and product development costs of $1,449, of which $654 related to the closing of SKY last year, partially offset by a $375 increase in general and administrative expenses related primarily to a real estate tax credit received last year. Basic and diluted earnings per share from continuing operations decreased by $0.47 over the same period last year, primarily related to the restructuring and asset impairment charges in the three months ended October 31, 2006, and to a lesser extent, to lower sales volume. The Company’s cash, cash equivalent and marketable securities increased $3,828 from July 31, 2006 to October 31, 2006.

On November 1, 2006, the Company sold certain assets of SKY for a purchase price of $410. The $410 includes $225 in cash paid at closing, $150 cash to be paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company expects to record a gain of approximately $205 from the sale in the second quarter of fiscal 2007.

Results of Operations

Three Months Ended October 31, 2006 vs. Three Months Ended October 31, 2005

Net Revenue

Net revenue and gross margin for the three months ended October 31, 2006 as compared with the three months ended October 31, 2005 are summarized in the tables below.

Product Revenue

	Three Months Ended October 31,		Percentage Growth (Decline)
	2006	2005
Product revenue	$70,748	$79,721	(11)%
Gross margin	17,534	30,719	(43)%
Gross margin %	24.8%	38.5%

Product revenue for the three months ended October 31, 2006 decreased $8,973, or 11%, over the three months ended October 31, 2005. Security Technology Products sales decreased $15,122, or 80%, over same period last year, due to 31 fewer EXACT systems being shipped, partially offset by higher spare part sales. The product revenue decrease from Security Technology Products was partially offset by increased Medical Technology product sales of $8,616 over the same period last year, primarily due to increased shipments of ultrasound and data acquisition systems and sub-systems.

Product gross margin decreased to 24.8% for the three months ended October 31, 2006, from 38.5% for the three months ended October 31, 2005. The decrease was primarily due to an increase in asset writedowns of $7,446 from the three months ended October 31, 2005 to the three months ended October 31, 2006, which is discussed under the section “Asset Impairment Charges”. Excluding the asset writedowns of $8,625 and $1,179 during the three months ended October 31, 2006 and 2005, respectively, the product gross margin was $26,159 and $31,898, respectively, and the product gross margin percentage was 37.0% and 40.0%, respectively. The decrease in the product gross margin, excluding the charges associated with asset writedowns, was primarily the result of reduced efficiency caused by lower production volumes, primarily in Security Technology Products.

Engineering Revenue

	Three Months Ended October 31,		Percentage Growth (Decline)
	2006	2005
Engineering revenue	$1,664	$3,812	(56)%
Gross margin	(1,199)	(1,921)	38%
Gross margin %	(72.1)%	(50.4)%

Engineering revenue decreased $2,148, or 56%, for the three months ended October 31, 2006 as compared to the same period last year. The decrease was primarily due to lower volume for medical imaging funded projects this year as compared to the same period last year as a number of these projects were completed, classified as commercial products, and transferred to production. The decrease was additionally due to a reversal of prior period revenue of $317 related to a probable settlement of a dispute with an OEM customer.

The engineering gross margin loss for the three months ended October 31, 2006 was $1,199 as compared to a gross margin loss of $1,921for the same period last year, an improvement of $722. During the three months ended October 31, 2006, the Company incurred $1,313 of costs in excess of contract revenue for certain funded projects of Medical Imaging Products as well as $317 related to a probable settlement of a dispute with an OEM customer that arose in August 2006. These costs were offset by a cost recovery of $459 related to a contract amendment received in the first quarter of fiscal year 2007 for a loss recorded primarily during the fourth quarter of 2006. During the three months ended October 31, 2005, the Company determined that the estimated cost at completion of a Transportation Security Administration contract related to Security Technology Products would exceed the funded amount of the contract and recorded a loss provision of approximately $2,000.

Other Revenue

Other revenue of $3,190 and $2,877 represents revenue from the hotel operations for the three months ended October 31, 2006 and 2005, respectively. The increase was primarily due to higher occupancy rates.

Asset Impairment Charges

Asset impairment charges included in costs of sales increased by $7,446 from $1,179 in the three months ended October 31, 2005 to $8,625 in the three months ended October 31, 2006. The $1,179 of asset impairment charges incurred in the three months ended October 31, 2005 related to a writedown of inventory in SKY as the result of the Company’s decision to restructure SKY during the three months ended October 31, 2005 based on continued lower than expected sales. During the quarter ended July 31, 2006, the Company decided to close the business operations of SKY based on continued lower than expected sales, which resulted in an additional writedown of $410 of inventory.

As a result of continuing losses and the business outlook of its digital radiography business in the quarter ended October 31, 2006, the Company has recorded asset impairment charges of $9,705 associated with the writedown of the digital radiography business assets to their estimated net realizable values as a group. Of the $9,705 asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. The Company is in the process of considering several alternatives regarding how to reduce the future expected losses of the digital radiography business.

Operating Expenses

	Three Months Ended October 31,		Percentage of Revenue
	2006	2005	2006	2005
Research and product development	$11,578	13,027	15.3%	15.1%
Selling and marketing	7,002	7,354	9.3%	8.5%
General and administrative	9,039	8,664	12.0%	10.0%
Restructuring and asset impairment charges	1,080	1,025	1.4%	1.2%

	$28,699	30,070	38.0%	34.8%

Research and product development expenses decreased $1,449 for the three months ended October 31, 2006 over the same period last year. The decrease was primarily related to the closure of SKY’s business operations last year, which had spending of $654 in that period, and project spending cost control.

Selling and marketing expenses decreased $352 for the three months ended October 31, 2006 over the same period last year. The decrease consists primarily of salaries and other related costs for sales and marketing personnel due to a reduction in headcount, including reduced travel and trade show participation, primarily related to Anexa, a wholly owned subsidiary.

General and administrative expenses increased $375 for the three months ended October 31, 2006 over the same period last year. The increase was primarily attributable to a real estate tax abatement credit received during the three months ended October 31, 2005, which reduced spending in that period.

Restructuring and asset impairment charges were $1,080 for the three months ended October 31, 2006, as compared to $1,025 for the three months ended October 31, 2005. The $1,080 for the three months ended October 31, 2006 related to the writedown of assets in the Company’s digital radiography system business. The asset impairment charges of $1,080 includes $696 related to capitalized software still in development and $384 related to other assets. The $1,025 charge for the three months ended October 31, 2005 includes two items. The first item is a $216 impairment of PDS based on the Company’s review for other-than-temporary impairment. The second item is a $809 restructuring charge related to SKY that includes $499 for severance and $310 for a writedown of capital assets. The Company recorded additional severance of $407 throughout the remainder of fiscal year 2006 for SKY. During the fourth quarter ended July 31, 2006, the Company decided to close the business operations of SKY while maintaining SKY’s manufacturing and service capabilities in order to meet its commitments to existing customers. The remaining involuntary severance as of October 31, 2006 of $99 is expected to be paid over the remainder of fiscal year 2007.

Other (Income) Expense

Interest income was $3,224 for the three months ended October 31, 2006 compared with income of $2,033 for the same period last year. The increase was primarily due to higher invested cash balances and to higher effective interest rates.

The Company recorded an equity loss in unconsolidated affiliates of $78 related to PDS for the three months ended October 31, 2006 compared to an equity loss of $570 related to SAHCO for the same period of last year.

Other expense was $122 and $157 for the three months ended October 31, 2006 and October 31, 2005, respectively. Other expenses consisted predominantly of foreign currency exchange losses incurred by the Company’s Canadian and Danish subsidiaries.

Provision for Income Taxes

The effective tax rate for the three months ended October 31, 2006 was a benefit of 29.8% versus a provision of 30.3% for the same period last year. The lower effective rate for the three months ended October 31, 2006 is largely the result of lower overall income, increased income overseas at lower tax rates, and lower non-deductible incentive stock option expense. These reductions to the rate were partially offset, by the expiration of the federal research and development credit, the reduction in the extraterritorial income exclusion and an increase in the valuation allowance for state tax credits.

Net Income (loss) and Earnings (loss) per Share

Net income (loss) and earnings (loss) per share from continuing operations for the three months ended October 31, 2006 and 2005 are as follows:

	Three Months Ended October 31,
	2006	2005
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(5,360)	$1,063
% of net sales	(7.1)%	1.2%
Diluted EPS (loss) from continuing operations	$(0.39)	$0.08

Net loss from continuing operations was $5,360 for the three months ended October 31, 2006 compared to net income of $1,063 for the same period last year. Basic and diluted loss per share from continuing operations were $0.39 for the three months ended October 31, 2006 and basic and diluted earnings per share were $0.08 for the three months ended October 31 2005. The net loss from continuing operations for the three months ended October 31, 2006 includes asset impairment charges on a pre-tax basis of $9,705 related to the writedown of the digital radiography business. Net income for the three months ended October 31, 2005 includes restructuring and asset impairment charges on a pre-tax basis of $2,204, primarily due to the closure of SKY’s business operations.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $262,065 and $258,237 at October 31, 2006 and July 31, 2006, respectively. The Company’s balance sheet reflects a current ratio of 6.8 to 1 at October 31, 2006 compared to 7.0 to 1 at July 31, 2006. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company’s debt to equity ratio was .14 to 1 at October 31, 2006 and .13 to 1 at July 31, 2006. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. The Company’s primary exposure is related to fluctuations between the U.S. dollar and local currencies for the Company’s subsidiaries in Canada and Europe.

The carrying amounts reflected in the Unaudited Consolidated Balance Sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2006, due to the short maturities of these instruments.

The Company maintains a limited bond investment portfolio. This portfolio is classified on the balance sheet as either cash and cash equivalents or marketable securities, depending on the length of time to maturity from original purchase. Cash equivalents include all highly liquid investments primarily invested in U.S. treasury and U.S. government agency securities with maturities of three months or less from the time of purchase. Investments having maturities from the time of purchase in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for sale. A rise in interest rates could have an adverse impact on the fair value of the Company’s investment portfolio. The Company does not currently hedge these interest rate exposures.

The net cash flow generated by operating activities of $7,083 for the three months ended October 31, 2006, was primarily due to depreciation and amortization, non-cash impact of asset impairment charges and collections on accounts receivable, offset in part by a decrease in accrued liabilities, deferred taxes and by the net loss for the period.

Net cash provided by investing activities was $1,378 for the three months ended October 31, 2006. Net cash provided by investing activities was primarily due to $3,800 proceeds from maturities of marketable securities, partially offset by capital expenditures of $2,240.

Net cash used for financing activities for the three months ended October 31, 2006, was $834. Net cash used for financing activities consisted of $1,396 for dividends paid to shareholders, partially offset by $506 of cash received from the issuance of stock pursuant to the Company’s employee stock option plans.

Commitments, Contractual Obligation and Off-Balance Sheets Arrangements

The Company’s contractual obligations at October 31, 2006, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1-3 years	4 -5 years	More than 5 years
Operating leases	$8,977	$2,411	$2,932	$1,765	$1,869
Purchasing obligations	41,510	36,538	4,972	—	—

	$50,487	$38,949	$7,904	$1,765	$1,869

The Company currently has approximately $23,700 in revolving credit facilities with various banks available for direct borrowings. As of October 31, 2006, there were no direct borrowings.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expense, and related disclosures of contingent assets and liabilities. The Company continues to have the same critical accounting policies and estimates as are described in Item 7, beginning on page 23, in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 filed with the SEC. Those policies and estimates related to revenue recognition and account receivable; stock based compensation; inventories; concentration of credit risk; warranty reserve; investment in and advances to affiliated companies; intangible assets and other long-lived assets; and income taxes. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these estimates and judgments require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers and information available from other outside sources, as appropriate.

Recent accounting pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN No. 48 is effective for the Company’s fiscal year ending July 31, 2008. The Company is still evaluating the impact of this pronouncement.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB No. 108 are effective for the Company’s interim reporting period beginning August 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. The Company does not believe the adoption of SFAS No.157 will have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported through changes in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending on July 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for the Company for the fiscal year ending July 31, 2009. The Company is still evaluating the impact of this pronouncement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company places its cash investments in high credit quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. The Company’s primary exposure is related to fluctuations between the U.S. dollar and local currencies for the Company’s subsidiaries in Canada and Europe.

The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at fair value, and are classified as available for sale. In addition, the Company maintains a limited bond investment portfolio. Total interest income for three months ended October 31, 2006 was $3,224 (in thousands). An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decision to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal controls over financial reporting during the quarter ended October 31, 2006 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described below before making an investment decision with respect to the Company’s Common Stock. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business. Any of these could have a material and negative effect on our business, financial condition, or results of operations.

Because a significant portion of the Company’s revenue currently comes from a small number of customers, any decrease in revenue from these customers could harm the Company’s operating results.

The Company depends on a small number of customers for a large portion of its business, and changes in its customers’ orders may have a significant impact on the Company’s operating results. If a major customer significantly reduces the amount of business it does with the Company, there would be an adverse impact on its operating results. The Company’s top ten customers for the three months ended October 31, 2006 and 2005 combined for approximately 66% and 75%, respectively, of the Company’s total product and engineering revenue as shown below.

	Three Months Ended October 31,
	2006	2005
Customer 1	20%	16%
Customer 2	10%	9%
Customer 3	5%	22%
Customer 4	9%	11%
Other top 10 customers	22%	17%

Total top 10 customers	66%	75%

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

Because of long lead times and specialized product designs, the Company typically purchases components and manufactures products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the Company’s products, its customers might not purchase all of the products that it has manufactured or for which it has purchased components. In either event, the Company would attempt to recoup material and manufacturing costs by means such as returning components to its vendors, disposing of excess inventory through other channels, or requiring its OEM customers to purchase or otherwise compensate it for such excess inventory. Some of the Company’s significant customer agreements do not give it the ability to require its OEM customers to do this. To the extent that the Company was unsuccessful in recouping its material and manufacturing costs, its net sales and operating results would be adversely affected. Moreover, carrying excess inventory would reduce the working capital the Company has available to continue to operate and grow its business.

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

The Company’s products are used by a number of its customers in the production of medical devices that are subject to a high level of regulatory oversight. A delay in obtaining or inability to obtain any necessary United States or foreign regulatory clearances or approvals for products could have a material adverse effect on the Company’s business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, might be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance from the United States Food and Drug Administration (“FDA”). Medical devices sold in the United States must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacturing, packing, storage, and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacturing, sale, and use of medical devices. Medical devices are also subject to approval and regulation by foreign regulatory and safety agencies.

The Company’s business strategy involves the pursuit of acquisitions or business combinations, which if consummated could be difficult to integrate, disrupt the Company’s business, dilute shareholder value, or divert management attention.

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

John W. Wood Jr. has informed the Company’s Board of Directors that he will retire as Chief Executive Officer and a director on December 31, 2006. Bernard M. Gordon, the Company’s Founder and Chairman Emeritus has been appointed as Executive Chairman and will serve as the Company’s principle executive officer while a search for a successor to Mr. Wood is conducted. The Company cannot be certain how long it will take to identify and hire a permanent replacement for Mr. Wood.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by the Company of its equity securities during the three months ended October 31, 2006. All of the shares shown as purchased in the table below were surrendered by employees of the Company in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of the Company’s common stock. The Company’s previous repurchase program expired on June 7, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Share that May Yet Be Purchased Under the Plans or Programs
8/1/06-8/31/06	—	—	—	—
9/1/06-9/30/06	—	—	—	—
10/1/06-10/31/06	2,967	$54.40	—	—

Total	2,967	$54.40	—	—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of the Company’s common stock on the NASDAQ Global Market on the vesting date.

Item 5. Other Information

On December 7, 2006, the Audit Committee of the Company’s Board of Directors approved recording an asset impairment charge totaling $9,705,000 for the three months ended October 31, 2006 as a result of the continuing losses in the digital radiography business. The asset impairment charge is associated with the writedown of the Company’s digital radiography system business assets to their estimated fair value based upon the present value of estimated future cash flows. Of the $9,705,000 asset impairment charge, $8,625,000 was recorded to cost of sales and $1,080,000 was recorded to operating expenses. The $8,625,000 impairment recorded to cost of sales includes $4,144,000 related to inventory, $4,191,000 related to a software license, and $290,000 related to other assets. The $1,080,000 impairment recorded to operating expenses included $696,000 related to capitalized software still in development and $384,000 related to other assets. The Company is in the process of considering several alternatives regarding how to reduce the future expected losses of the digital radiography business. The Company does not expect the impairment charges to result in any future cash expenditures.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 11, 2006	/s/ Bernard M. Gordon
Bernard M. Gordon
Executive Chairman
(Principal Executive Officer)

Date: December 11, 2006	/s/ John J. Millerick
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended