Form 10-Q
period 2007-01-31
ANALOGIC CORP
filed 2007-03-08
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

The number of shares of Common Stock outstanding at February 28, 2007 was 13,958,489.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	January 31, 2007	July 31, 2006
Assets

Current assets:
Cash and cash equivalents	$260,357	$252,407
Marketable securities, at fair value	2,013	5,830
Accounts and notes receivable, net of allowance for doubtful accounts of $969 and $1,017 at January 31, 2007 and July 31, 2006, respectively	49,411	52,112
Inventories	59,452	58,943
Refundable and deferred income taxes	15,664	14,825
Other current assets	7,399	6,718

Total current assets	394,296	390,835

Property, plant and equipment, net	80,624	81,853
Investments in and advances to affiliated companies	771	917
Capitalized software, net	1,888	2,670
Intangible assets, net	1,231	2,068
Other assets	10	4,505
Deferred income taxes	10,454	5,797

Total Assets	$489,274	$488,645

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$17,293	$17,372
Accrued liabilities	21,717	24,111
Advance payments and deferred revenue	9,692	9,386
Accrued income taxes	7,420	5,011

Total current liabilities	56,122	55,880

Long-term liabilities:
Deferred income taxes	910	840

Total long-term liabilities	910	840

Commitments and guarantees (Note 14)

Stockholders’ equity:
Common stock, $.05 par value	698	697
Capital in excess of par value	62,803	60,572
Retained earnings	361,964	364,697
Accumulated other comprehensive income	6,777	5,959

Total stockholders’ equity	432,242	431,925

Total Liabilities and Stockholders’ Equity	$489,274	$488,645

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Net revenue:
Product	$82,562	$91,964	$153,310	$171,685
Engineering	3,721	6,119	5,385	9,931
Other	2,075	1,928	5,265	4,805

Total net revenue	88,358	100,011	163,960	186,421

Cost of sales:
Product	50,686	53,674	95,275	101,497
Engineering	3,435	4,109	6,298	9,842
Other	1,595	1,192	3,082	2,578
Asset impairment charges	—	—	8,625	1,179

Total cost of sales	55,716	58,975	113,280	115,096

Gross margin	32,642	41,036	50,680	71,325

Operating expenses:
Research and product development	12,680	14,149	24,258	27,176
Selling and marketing	7,494	7,274	14,496	14,628
General and administrative	8,451	9,637	17,490	18,301
Restructuring and asset impairment charges	—	503	1,080	1,528

Total operating expenses	28,625	31,563	57,324	61,633

Income (loss) from operations	4,017	9,473	(6,644)	9,692

Other income (expense):
Net interest income	3,146	2,469	6,369	4,502
Equity gain (loss) in unconsolidated affiliates	(53)	115	(131)	(455)
Other	155	199	33	42

Total other income	3,248	2,783	6,271	4,089

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	7,265	12,256	(373)	13,781

Provision (benefit) for income taxes	1,845	3,159	(433)	3,621

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	5,420	9,097	60	10,160
Income from discontinued operations (net of income tax provision of $126)	—	—	—	159

Gain on disposal of discontinued operations (net of income tax of $9,104)	—	20,640	—	20,640
Cumulative effect of change in accounting principle (net of income tax of $61)	—	—	—	120

Net income	$5,420	$29,737	$60	$31,079

Basic earnings per share:
Income from continuing operations	$0.39	$0.67	$—	$0.75
Income from discontinued operations, net of tax	—	—	—	0.01
Gain on disposal of discontinued operations, net of tax	—	1.51	—	1.51
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01

Net income	$0.39	$2.18	$—	$2.28

Diluted earnings per share:
Income from continuing operations	$0.39	$0.66	$—	$0.74
Income from discontinued operations, net of tax	—	—	—	0.01
Gain on disposal of discontinued operations, net of tax	—	1.50	—	1.50
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01

Net income	$0.39	$2.16	$—	$2.26

Weighted average shares outstanding:
Basic	13,866	13,625	13,846	13,628
Diluted	13,982	13,799	13,960	13,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$60	$31,079
Less:
Income from discontinued operations	—	159
Gain on disposal of discontinued operations	—	20,640

Income from continuing operations and cumulative effect of change in accounting principle	60	10,280

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	(5,231)	(2,267)
Depreciation and amortization	7,358	8,056
Cumulative effect of change on accounting principle	—	(120)
Allowance for doubtful accounts	—	50
Gain on sale of Sky assets and property, plant, and equipment	(195)	(20)
Equity loss in unconsolidated affiliates	131	455
Restructuring and asset impairment charges	9,705	2,707
Share-based compensation expense	782	1,703
Excess tax benefit from share-based compensation	(87)	(100)
Net changes in operating assets and liabilities (Note 11)	(2,360)	(27,304)

NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS	10,163	(6,560)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	1,898

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	10,163	(4,662)

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	16	(687)
Additions to property, plant, and equipment	(4,925)	(6,199)
Capitalized software	(585)	(439)
Proceeds from the sale of Camtronics	—	38,906
Proceeds from the sale of Sky assets and property, plant, and equipment	456	135
Maturities of marketable securities	3,800	5,400

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(1,238)	37,116

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	1,340	4,188
Excess tax benefit from share-based compensation	87	100
Purchase of common stock	—	(3,883)
Dividends paid to shareholders	(2,793)	(2,487)

NET CASH USED FOR FINANCING ACTIVITIES	(1,366)	(2,082)

EFFECT OF EXCHANGE RATE INCREASE (DECREASE) ON CASH OF CONTINUING OPERATIONS	391	(33)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,950	30,339

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	252,407	208,116

CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,357	$238,455

Cash paid during the period for:
Income taxes, net	$2,601	$10,028
Interest	12	4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture and sale of high technology, high performance, high precision data acquisition, signal processing instruments and systems to customers that manufacture products for medical and industrial use. Analogic is a designer and manufacturer of advanced health and security systems and subsystems sold primarily to Original Equipment Manufacturers (“OEMs”). Analogic’s principal customers are OEMs that incorporate Analogic’s products into systems used in health and security applications. Certain of Analogic’s subsidiaries and divisions sell products under their own names directly to niche end-user markets. Analogic’s top ten customers combined for approximately 68% and 69% of the Company’s total product and engineering revenue for the three months ended January 31, 2007 and 2006, respectively, and 67% and 71% for the six months ended January 31, 2007 and 2006, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. On November 1, 2005, the Company sold its wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”). This business has been reported as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and the three and six months ended January 31, 2006 reflect this operation as discontinued. All intercompany accounts and transactions have been eliminated.

On December 31, 2006, John W. Wood Jr. retired as the Company’s CEO and as a director. The Board appointed Dr. Edmund F. Becker, Jr. as President and Chief Operating Officer effective November 8, 2006. The Board appointed Bernard M. Gordon as Executive Chairman and John A. Tarello, the Company’s former Chairman, as Vice Chairman, on an interim basis while a search for a successor to Mr. Wood is conducted. As Executive Chairman, Mr. Gordon is serving as Chairman of the Board and as the Company’s principal executive officer.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and six months ended January 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2007, or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2006 included in the Company’s Annual Report on Form 10-K as filed with the SEC on October 16, 2006. The consolidated balance sheet as of July 31, 2006 contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current period presentation.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. Recent accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. FIN No. 48 is effective for the Company’s interim reporting period beginning August 1, 2007. The Company is evaluating the impact of this pronouncement.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to the beginning of year retained earnings. The provisions of SAB No. 108 are effective for the Company’s fiscal year ending on July 31, 2007. The Company does not believe the adoption of SAB No. 108 will have a material impact on its financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a Company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported through changes in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending on July 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for the Company for the fiscal year ending July 31, 2009. The Company is evaluating the impact of this pronouncement.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The EITF affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies”. If those taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF No. 06-3 to have a material impact on the Company’s financial condition or results of operations.

3. Discontinued operations:

On November 1, 2005, the Company sold Camtronics for $40,000 in cash, and realized net proceeds of $38,906 after transaction costs. The Company recorded a net gain on the sale of Camtronics of $20,640, net of a tax provision of $9,140, or $1.50 per diluted share, during the three months ended January 31, 2006. In determining the gain, the Company also provided indemnification and tax liabilities of $1,102 for the three months ended January 31, 2006. During the fourth quarter of fiscal year 2006, the Company recorded an additional indemnification expense of $652, resulting in a decrease of the net gain on the sale of Camtronics to $20,207, net of a tax provision of $8,885, or $1.46 per diluted share, during fiscal year 2006.

Prior to the sale, Camtronics had been reported as a separate segment. The Company sold its Camtronics operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144, and the Consolidated Statements of Operations for the three and six months ended January 31, 2006 reflects this operation as discontinued.

Revenues for Camtronics for the six months ended January 31, 2006 were $11,495. The results of discontinued operations for the six months ended January 31, 2006 for Camtronics were a net income of $159. There were no revenues or net income/(loss) from discontinued operations for the three months ended January 31, 2006.

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

The following table presents share-based compensation expenses included in the Company’s unaudited consolidated statements of operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Cost of product sales	$35	$36	$79	$116
Research and product development	128	258	266	538
Selling and marketing	(3)	47	53	114
General and administrative	(26)	408	384	935

Share-based compensation expense before tax	134	749	782	1,703
Income tax effect	28	(191)	(198)	(357)

Net share-based compensation expense	$162	$558	$584	$1,346

The decrease in the pre-tax share-based compensation expense of $615 from the three months ended January 31, 2006 to the three months ended January 31, 2007 and $921 from the six months ended January 31, 2006 to the six months ended January 31, 2007 is primarily due to an increase in the forfeiture rate for the stock option and bonus plans in the second quarter of fiscal year 2007 primarily as a result of John W. Wood Jr. retiring on December 31, 2006 and forfeiting his shares of unvested restricted stock and unvested stock options.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended January 31, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The weighted-average grant-date fair values of options granted was $18.38 and $14.87 per share during the three months ended January 31, 2007 and 2006, respectively, and $19.69 and $15.33 per share during the six months ended January 31, 2007 and 2006, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Expected option term (1)	5.25 years	5.25 years	5.25 years	5.25 years
Expected volatility factor (2)	32%	30%	32%	30%
Risk-free interest rate (3)	4.70%	3.94%	4.70%	3.94%
Expected annual dividend yield	.7%	.7%	.7%	.7%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualifies as “plain-vanilla” options.
(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical weekly price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant of 5.25 years.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to January 29, 2007, the Company had two key employee stock option plans (one of which has lapsed as to the granting of options), two key employee stock bonus plans, two non-employee director stock option plans (both of which have lapsed as to the granting of options), and one employee stock purchase plan.

Options granted under the two key employee stock option plans generally become exercisable in installments commencing no earlier than two years from the date of grant and ending no later than six years from the date of grant. Unexercised options expire up to seven years from date of grant. Options issued under these plans are non-qualified options or incentive stock options and are issued at prices of not less than 100% of the fair market value of the common stock at the date of grant. Options granted under the two non-employee director stock option plans become exercisable in equal installments over three years commencing one year from the date of grant and remain exercisable for ten years from the date of grant. Options issued under these plans are non-qualified options and are issued at prices equal to 100% of the fair market value of the common stock at the date of grant.

Under the Company’s key employee stock bonus plans, restricted common stock may be granted to key employees under terms and conditions as determined by the Board of Directors (the “Board”). Generally, participants under the stock bonus plans may not dispose of or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans generally vests in four equal installments beginning on the third anniversary of the date of grant.

Under the employee stock purchase plan, eligible participants are granted options to purchase the Company’s common stock twice a year at the lower of 85% of market value at the beginning or end of each period. Calculation of the number of options granted,

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

and subsequent purchase of these shares, is based upon voluntary payroll deductions during each six-month period. The number of options granted to each employee under this plan, when combined with options issued under other plans, is limited to a maximum outstanding value of $25 during each calendar year.

On January 29, 2007, the stockholders’ approved two new share-based compensation plans named the “2007 Stock Option Plan” and the “2007 Restricted Stock Plan”. There were no grants made under either of these new plans as of January 31, 2007.

Under the Company’s 2007 Stock Option Plan, options may either be non-qualified options or incentive stock options and may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant (or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company). Options may not be granted for a term in excess of ten years (or five years in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company). Except in certain circumstances, options that vest based on continued service of the optionee may not vest earlier than one year from the date of grant. Unless otherwise provided by the Compensation Committee of the Board (the “Committee”) in the specific option agreement, each option will vest as to 25% of the number of shares of common stock underlying the option on each of the second, third, fourth, and fifth anniversaries of the date of grant.

Under the Company’s 2007 Restricted Stock Plan, recipients are awarded shares of Common Stock, subject to the right of the Company to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Such conditions may include the achievement of performance goals or continued service with the Company. Except in certain circumstances, awards that vest based on continued service may not vest earlier than in three equal installments on each of the first three anniversaries of the date of grant. The Committee may condition an award on the recipient not competing with the Company for a one year period following termination of such recipient’s employment with the Company.

The weighted-average fair values of the options granted under the employee stock purchase plan was $9.95 and $8.82 per share during the three months ended January 31, 2007 and 2006, respectively, and $9.95 and $8.82 per share during the six months ended January 31, 2007 and 2006, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Expected option term	.5 years	.5 years	.5 years	.5 years
Expected volatility factor	33%	25%	37%	25%
Risk-free interest rate	5.11%	3.94%	5.21%	3.94%
Expected annual dividend yield	.7%	.7%	.7%	.7%

At January 31, 2007, 1,730,880 shares were reserved for grant under all of the above stock option, bonus and purchase plans.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the stock option transactions from August 1, 2006 to January 31, 2007:

	Stock Options Outstanding				Non-Vested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2006	425,747	$43.04	4.23	$1,622	138,114	$43.59

Granted	11,700	56.50			6,500	58.41
Exercised	(33,295)	40.75
Vesting of restricted stock	—	—			(19,250)	42.31
Cancelled/forfeited	(28,487)	45.91			(30,999)	45.77

Outstanding at January 31, 2007	375,665	43.45	3.89	$5,471	94,365	44.16

Options vested or expected to vest at January 31, 2007 (1)	342,089	43.27	3.80	$5,042

Options exercisable at January 31, 2007	195,197	42.11	3.33	$3,103

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The following table summarizes information about stock options outstanding at January 31, 2007:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number of Shares	Weighted Average of Remaining Contract Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$34.75 - $40.98	105,768	2.22	$38.45	79,222	$37.78
41.00 - 41.72	97,224	4.69	41.38	24,456	41.41
42.04 - 48.78	99,072	4.83	44.31	62,363	43.48
49.52 - 58.41	73,601	3.95	52.20	29,156	51.51

34.75 - 58.41	375,665	3.89	43.45	195,197	42.11

As of January 31, 2007, there was $5,945 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option and restricted stock bonus plans. That cost is expected to be recognized over a weighted-average period of 3.80 and 2.91 years for the stock option and restricted stock bonus plans, respectively. The Company amortizes stock-based compensation on a straight-line basis.

Cash received from option exercises under all share based payment arrangements for the three and six months ended January 31, 2007 was $690 and $1,357, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $27 and $74 for the three and six months ended January 31, 2007.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Restructuring and asset impairment charges:

Cost of Sales

The Company recorded asset impairment charges in cost of sales in the Company’s Unaudited Consolidated Statements of Operations under the caption “Asset impairment charges” as follows:

	Six Months Ended January 31,
	2007	2006
Medical Technology Products:
Digital Radiography Products:
Assets related to the digital radiography business	$8,625	$—

Corporate and other:
Inventory of SKY Computers, Inc. (“SKY”)	—	1,179

Total	$8,625	$1,179

Assets related to the digital radiography business

As a result of continuing losses in its digital radiography business and the related business outlook, the Company evaluated the net realizability of all of the related assets at October 31, 2006. As a result, the Company recorded an asset impairment charge of $9,705 associated with the writedown of the Company’s digital radiography system business assets to their estimated fair values as a group based upon the present value of estimated future cash flows of the business. Of the $9,705 in asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. The Company is in the process of considering several alternatives regarding how to reduce the future expected losses of the digital radiography business.

Inventory of SKY

In September 2005, the Company announced a plan to restructure the business operations of its wholly owned subsidiary, SKY. The decision to restructure SKY was based on continued lower than expected sales. The restructuring plan included an inventory write-down of $1,179 during the six months ended January 31, 2006. During the three months ended July 31, 2006, the Company decided to close the business operations of SKY based on continued lower than expected sales, which resulted in an additional write-down of $410 of inventory.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Operating Expenses

The Company recorded restructuring and asset impairment charges as an operating expense in the Company’s Unaudited Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges” as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Medical Technology Products:
Digital Radiography Products:
Assets related to the digital radiography business	$—	$—	$1,080	$—
Medical Imaging Products:
Shenzhen Anke High Tech Co. Ltd (“SAHCO”)	—	275	—	275
Photo Detection Systems, Inc. (“PDS”)	—	—	—	216

Corporate and other:
SKY	—	228	—	1,037

Total	$—	$503	$1,080	$1,528

Assets related to the digital radiography business

The Company recorded asset impairment charges of $9,705 related to the Company’s digital radiography business assets during the six months ended January 31, 2007, of which $1,080 was recorded as operating expenses. The $1,080 asset impairment charge recorded as operating expenses included $696 related to capitalized software still in development at the time and $384 related to other assets.

SAHCO

The Company has a 44.6% equity interest in SAHCO, located in the People’s Republic of China. The Company reviewed this investment for other-than-temporary impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and determined that at January 31, 2006, its investment in SAHCO was impaired based on its current fair value. During the three and six months ended January 31, 2006, the Company recorded an asset impairment charge related to this investment of $275 which represented the book value of the Company’s investment in SAHCO.

PDS

The Company reviewed its investment in PDS for other-than-temporary impairment in accordance with SFAS No. 115 and determined that at October 31, 2005, its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $216 in the six months ended January 31, 2006.

SKY

In September 2005, the Company announced a plan to restructure the business operations of SKY. The decision to restructure SKY was based on continued lower than expected sales. The restructuring plan of SKY involved (1) the termination of approximately 40 employees, most of whom had been engaged in product development, sales, and administrative activities; (2) the write-down of certain capital assets; and (3) the write-down of certain inventory. The Company recorded a total charge of $1,037 during the six months ended January 31, 2006, of which $727 was for severance and $310 was for a writedown of capital assets, within the operating expenses in the Unaudited Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges”.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company recorded additional severance throughout the remainder of fiscal year 2006. During the three months ended July 31, 2006, the Company decided to close the business operations of SKY while maintaining SKY’s manufacturing and service capability in order to service its commitments to its existing customers. On November 1, 2006, the Company sold certain assets of SKY and its obligation to service sold products for a purchase price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in the three and six months ended January 31, 2007.

The following table summarizes accrued severance activity related to SKY:

Involuntary Employee Severance
Balance at July 31, 2005	$—
Q1 restructuring charge	499
Q1 cash payments	(15)

Balance at October 31, 2005	484
Q2 additional charge	228
Q2 cash payments	(444)

Balance at January 31, 2006	268
Q3 additional charge	84
Q3 cash payments	(95)

Balance at April 30, 2006	257
Q4 additional charge	95
Q4 cash payments	(90)

Balance at July 31, 2006	262
Q1 cash payments	(163)

Balance at October 31, 2006	99
Q2 cash payments	(91)

Balance at January 31, 2007	$8

The remaining involuntary severance of $8 is expected to be paid during the third quarter of fiscal year 2007.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	January 31, 2007	July 31, 2006
Inventories:
Raw materials	$29,998	$30,164
Work-in-process	16,736	16,409
Finished goods	12,718	12,370

	$59,452	$58,943

Accrued liabilities:
Accrued employee compensation and benefits	$8,403	$10,002
Accrued warranty	5,589	4,777
Other	7,725	9,332

	$21,717	$24,111

Advance payments:
Deferred revenue	$8,479	$7,352
Ramp-up funds	461	469
Customer deposits	752	1,565

	$9,692	$9,386

7. Intangible assets:

Intangible assets at January 31, 2007 and July 31, 2006, which will continue to be amortized, consisted of the following:

	January 31, 2007			July 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual Property	$8,264	$7,033	$1,231	$8,264	$6,196	$2,068

Amortization expense related to acquired intangible assets was $421 and $406 for the three months ended January 31, 2007 and 2006, respectively, and $829 and $811 for the six months ended January 31, 2007 and 2006, respectively. The estimated life of intangible assets is five years.

The estimated future amortization expense related to intangible assets in the current fiscal year, and each of the three succeeding fiscal years, is expected to be as follows:

2007 (Remaining six months)	$826
2008	396
2009	9
2010	—

$1,231

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Income from continuing operations	$5,420	$9,097	$60	$10,160
Income from discontinued operations, net of tax	—	—	—	159
Gain on disposal of discontinued operations, net of tax	—	20,640	—	20,640
Cumulative effect of change in accounting principle, net of tax	—	—	—	120

Net income	$5,420	$29,737	$60	$31,079

Weighted average number of common shares outstanding-basic	13,866	13,625	13,846	13,628
Effect of dilutive securities:
Stock options and restricted stock	116	174	114	138

Weighted average number of common shares outstanding-diluted	13,982	13,799	13,960	13,766

Basic earnings per share, net of tax:
Income from continuing operations	$0.39	$0.67	$—	$0.75
Income from discontinued operations	—	—	—	0.01
Gain on disposal of discontinued operations	—	1.51	—	1.51
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.39	$2.18	$—	$2.28

Diluted earnings per share, net of tax:
Income from continuing operations	$0.39	$0.66	$—	$0.74
Income from discontinued operations	—	—	—	0.01
Gain on disposal of discontinued operations	—	1.50	—	1.50
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.39	$2.16	$—	$2.26

Anti-dilutive shares related to outstanding stock options	94	296	100	299

9. Dividends:

The Company declared a dividend of $.10 per common share on September 20, 2006, payable on October 18, 2006 to shareholders of record on October 4, 2006; and a dividend of $.10 per common share on December 7, 2006, payable on January 4, 2007 to shareholders of record on December 21, 2006.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated Statement of Stockholders’ Equity included in the Company’s Annual Report on Form 10-K as filed with the SEC. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Income from continuing operations	$5,420	$9,097	$60	$10,160
Income from discontinued operations, net of tax	—	—	—	159
Gain on disposal of discontinued operations, net of tax	—	20,640	—	20,640
Cumulative effect of change in accounting principle, net of tax	—	—	—	120

	5,420	29,737	60	31,079

Other comprehensive income, net of taxes:

Unrealized losses from marketable securities, net of tax benefit of $3 and $19 for the three months ended January 31, 2007 and 2006, respectively, and tax benefit of $7 and $41 for the six months ended January 31, 2007 and 2006, respectively.	(5)	(28)	(10)	(63)

Foreign currency translation adjustment, net of tax benefit of $265 and $171 for the three months ended January 31, 2007 and 2006, respectively, and tax benefit of $229 and $353 for the six months ended January 31, 2007 and 2006, respectively.	737	852	828	641

Total comprehensive income	$6,152	$30,561	$878	$31,657

Accumulated other comprehensive income consists of unrealized gains (net of taxes) on marketable securities of $8 and $18 at January 31, 2007 and July 31, 2006, respectively, and foreign currency translation gain (net of taxes) of $6,769 and $5,941 at January 31, 2007 and July 31, 2006, respectively.

11. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities from continuing operations are as follows:

	Six Months Ended January 31,
	2007	2006
Accounts and notes receivable	$2,949	$(6,592)
Inventories	(4,299)	(7,398)
Costs related to deferred revenue	—	241
Other assets	(1,417)	(255)
Accounts payable, trade	(87)	(734)
Accrued liabilities	(2,964)	160
Advance payments and deferred revenue	948	(6,367)
Accrued income taxes	2,510	(6,359)

Net changes in operating assets and liabilities	$(2,360)	$(27,304)

12. Taxes:

The effective tax rate for the six months ended January 31, 2007 and 2006 was a benefit of 116.1% and a provision of 26.3%, respectively. The effective rate for the six months ended January 31, 2007 includes the following three items: the projected rate for the year of 25.5%; a discrete benefit of 19.8% for disqualified dispositions of incentive stock options; and a discrete benefit of 70.8% for the fiscal year 2006 impact of the reinstatement of the research and development credit back to January 1, 2006.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Segment information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of x-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, cardiac, orthopedic, and general radiology applications; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business, net interest income, and other Company operations, primarily analog to digital converters and supporting modules, and embedded multi-processing equipment. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006. As a result of changes in management during the second quarter of fiscal year 2007 and the related information reviewed by the Company’s principal executive officer, the Company determined that Digital Radiography Products is a new reporting segment for the second quarter of fiscal year 2007.

The table below presents information about the Company’s reportable segments.

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Revenues:
Medical technology products from external customers:
Medical imaging products	$46,441	$40,670	$91,826	$82,482
Digital radiography products	3,967	8,586	8,720	13,089
B-K Medical	21,992	20,481	39,627	35,366

	72,400	69,737	140,173	130,937

Security technology products from external customers	13,883	24,988	18,522	44,854
Corporate and other	2,075	5,286	5,265	10,630

Total	$88,358	$100,011	$163,960	$186,421

Income (loss) from continuing operations before income taxes and cumulative effects of change in accounting principle:
Medical technology products:
Medical imaging products	$6,086	$2,697	$12,244	$4,905
Digital radiography products (A)	(4,335)	(2,680)	(18,291)	(7,494)
B-K Medical	2,421	2,086	2,381	1,325

	4,172	2,103	(3,666)	(1,264)

Security technology products:	(242)	7,654	(3,983)	12,462
Corporate and other (B)	3,335	2,499	7,276	2,583

Total	$7,265	$12,256	$(373)	$13,781

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	January 31, 2007	July 31, 2006
Identifiable assets:
Medical imaging products	$78,162	$69,341
Digital radiography products	24,548	36,635
B-K Medical	78,420	75,571
Security technology products	14,767	14,806
Corporate and other (C)	293,377	292,292

Total	$489,274	$488,645

(A)	Includes asset impairment charges of $9,705 related to the Company’s digital radiography business for the six months ended January 31, 2007.
(B)	Includes restructuring and asset impairment charges of $228 and $2,216 related to SKY for the three and six months ended January 31, 2006, respectively.
(C)	Includes cash equivalents and marketable securities of $235,282 and $232,188 at January 31, 2007 and July 31, 2006, respectively.

14. Commitments and guarantees:

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization require the Company to indemnify directors of the Company and the Company’s By-laws require the Company to indemnify the present or former directors and officers of the Company and also permit indemnification of other employees and agents of the Company for whom the Board of Directors from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its shareholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. No claims for indemnification have been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles of Organization or By-laws. The Company believes that while its estimated exposure for these indemnification obligations is currently minimal, the potential for future payments the Company could be required to make under these indemnification agreements is unlimited. Certain costs incurred for providing such indemnification may be recovered under various insurance policies. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved in each agreement. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of January 31, 2007.

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

The Company’s standard original equipment manufacturing and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2007.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Balance at the beginning of the period	$4,864	$4,186	$4,777	$4,057
Accrual	2,079	1,436	3,514	2,875
Settlements made in cash or in kind during the period	(1,354)	(1,160)	(2,702)	(2,470)

Balance at the end of the period	$5,589	$4,462	$5,589	$4,462

The Company currently has approximately $23,800 in revolving credit facilities with banks available for direct borrowings.

15. Subsequent events:

On March 8, 2007 the Company announced that its Board of Directors, on March 6, 2007, declared a dividend of $0.10 per common share payable on April 3, 2007 to shareholders of record on March 20, 2007.

During August 2006, a dispute arose between the Company and an OEM customer with whom the Company had a Development Agreement regarding a medical CT program. The dispute related to whether either party breached the agreement. The Company had recorded a charge for the amount of the estimated settlement of $387 in the three months ended October 31, 2006. In February 2007, the settlement was finalized, resulting in a total charge of $221. As a result, the remaining accrual of $166 was reversed in the three months ended January 31, 2007.

During the fourth quarter ended July 31, 2006, the Company recorded an impairment charge totaling $7,730 related to significant uncertainty with respect to the viability of a CT medical development program (the “Program”) and the realizability of the related assets. Included in the charge were $5,772 for the write-down of inventories and $1,958 for the write off of capitalized software. Also, at that time, the Company discontinued its efforts to develop a medical CT end user workstation related to the program, resulting in a $3,850 asset impairment charge. On March 2, 2007, the Company entered into an agreement for the sale of CT subsystem and component inventory and technology from the Program that had been previously written down for $2,600.

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

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. The periods ending January 31, 2007 and 2006 represent the second quarters of the 2007 and 2006 fiscal years, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

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

On November 8, John W. Wood Jr. notified the Company that he would retire as Analogic’s Chief Executive Officer and as a Director effective December 31, 2006. Mr. Wood also resigned as President immediately. In connection with Mr. Wood’s retirement, on November 8, 2006, the Analogic Board of Directors appointed Edmund F. Becker, Jr. to serve as President and Chief Operating Officer of Analogic. On that date, the Board also appointed Bernard M. Gordon to serve as Executive Chairman on an interim basis while a search for Mr. Wood’s replacement is conducted. As Executive Chairman, Mr. Gordon is serving as the Chairman of the Board and as Analogic’s principal executive officer. Following the appointment of Mr. Gordon, the Board appointed John A. Tarello, the Chairman of the Board prior to November 8, 2006, to serve as Vice Chairman of the Board on an interim basis.

On November 1, 2006, the Company sold certain assets of SKY Computers, Inc. (“SKY”) and its obligation to service sold products for a purchase price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in the three and six months ended January 31, 2007.

Net revenue for the three months ended January 31, 2007 was $11,653, or 12%, lower than for the three months ended January 31, 2006. Product revenue declined $9,402, or 10%. This decline was primarily due to a decrease in Security Technology product sales of $11,244, or 49%, as the prior year sales of EXACT systems benefited from a customer driven acceleration of sales in the three months ended January 31, 2006. In addition, sales of Digital Radiography products declined $2,502, or 39%, which is consistent with the Company’s business outlook during the first quarter of fiscal year 2007 that led to an asset impairment charge of $9,705 in the digital radiography business during the three months ended October 31, 2006. Partially offsetting these declines was strong demand for Medical Imaging products, particularly 16 and 64 slice data acquisition systems and CT subsystems. Engineering revenue decreased $2,398 due primarily to the Company receiving approximately $1,900 of funding during the three months ended January 31, 2006 on a completed project for which the costs had been expensed in prior periods. Gross margin percentage declined as the lower production of EXACT systems resulted in manufacturing inefficiencies. In addition, gross margin percentage in the three months ended January 31, 2007 was negatively impacted by costs in excess of contract revenue for certain funded Medical Imaging projects while the margin for the three months ended January 31, 2006 was positively impacted by the Company receiving $1,900 of funding during the three months ended January 31, 2006 on a completed project for which the costs had been expensed in prior periods. Total operating expenses decreased by $2,938 for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006. Lower engineering and development material spending, share-based compensation expense, restructuring and asset impairment charges in addition to cost saving initiatives contributed to the decrease. Basic and diluted earnings per share from continuing operations decreased by $0.28 and $0.27, respectively, for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006. The Company’s cash, cash equivalent and marketable securities increased $4,133 from $258,237 at July 31, 2006 to $262,370 at January 31, 2007.

Results of Operations

Three Months Ended January 31, 2007 vs. Three Months Ended January 31, 2006

Net Revenue

Net revenue and gross margin for the three months ended January 31, 2007 as compared with the three months ended January 31, 2006 are summarized in the tables below.

Product Revenue

	Three Months Ended January 31,		Percentage Growth (Decline)
	2007	2006
Product revenue	$82,562	$91,964	(10)%
Gross margin	31,876	38,290	(17)%
Gross margin %	38.6%	41.6%

Product revenue for the three months ended January 31, 2007 decreased $9,402, or 10% from the three months ended January 31, 2006. Security Technology product revenue decreased $11,244, or 49%, from $22,784 for the three months ended January 31, 2006 to $11,540 for the three months ended January 31, 2007, due primarily to lower shipments of EXACT systems. For the three months ended January 31, 2007 and 2006, EXACT sales consisted of 18 units and 44 units, respectively. Prior period sales of EXACT systems benefited from acceleration of open orders by our customer. In addition, revenue from Digital Radiography products declined by approximately $2,502 for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006, which is consistent with the Company’s business outlook during the first quarter of fiscal year 2007 that led to an asset impairment charge of $9,705 as discussed under the section “Asset Impairment Charges” for the “Six Months Ended January 31, 2007 vs. Six Months Ended January 31, 2006” below. These decreases were partially offset by an increase in revenue from Medical Imaging products primarily due to strong sales of 16 and 64 slice data acquisition systems and CT subsystems.

Product gross margin was $31,876, or 38.6%, for the three months ended January 31, 2007 as compared to $38,290, or 41.6%, for the three months ended January 31, 2006. The decrease in gross margin was primarily due to reduced efficiency due as a result of decreased product volume of primarily Security Technology products.

Engineering Revenue

	Three Months Ended January 31,		Percentage Growth (Decline)
	2007	2006
Engineering revenue	$3,721	$6,119	(39)%
Gross margin	286	2,010	(86)%
Gross margin %	7.7%	32.8%

Engineering revenue for the three months ended January 31, 2007 decreased $2,398, or 39%, from the three months ended January 31, 2006. The decrease was primarily due to $1,900 of funding the Company received during the three months ended January 31, 2006 on a completed project for which the costs had been expensed in prior periods. During the three months ended January 31, 2007, there was also a lower volume of Medical Imaging funded projects as compared to the three months ended January 31, 2006 because a number of these projects were completed, classified as commercial products, transferred to production, or cancelled.

The engineering gross margin for the three months ended January 31, 2007 was $286 as compared to $2,010 for the three months ended January 31, 2006, a decline of $1,724, or 86%. During the three months ended January 31, 2007, the Company incurred $1,020 of costs in excess of contract revenue for certain funded Medical Imaging projects, which is partially offset by a margin of $848 on a contract with the Transportation Security Administration (“TSA”) related to Security Technology products. For the three months ended January 31, 2006, the Company received approximately $1,900 of funding on a completed contract for which the costs had been expensed in prior periods.

Other Revenue

Other revenue of $2,075 and $1,928 for the three months ended January 31, 2007 and 2006, respectively, represents revenue from the hotel operations. The increase was primarily due to higher occupancy rates.

Operating Expenses

	Three Months Ended January 31,		Percentage of Revenue
	2007	2006	2007	2006
Research and product development	$12,680	$14,149	14.3%	14.1%
Selling and marketing	7,494	7,274	8.5%	7.3%
General and administrative	8,451	9,637	9.6%	9.7%
Restructuring and asset impairment charges	—	503	0%	0.5%

	$28,625	$31,563	32.4%	31.6%

Research and product development expenses decreased $1,469 from the three months ended January 31, 2006 to the three months ended January 31, 2007. The decrease was primarily related to a decline in the purchase of engineering and development materials as well as cost saving initiatives commenced during fiscal year 2007.

Selling and marketing expenses as a percentage of total revenue increased to 8.5% for the three months ended January 31, 2007 as compared to 7.3% for the three months ended January 31, 2006 due primarily to lower revenue.

General and administrative expenses decreased $1,186 from the three months ended January 31, 2006 to the three months ended January 31, 2007. The November 1, 2006 sale of SKY, which had general and administrative expenses of $219 for the three months ended January 31, 2006 as well as decreases in share-based compensation expense and profit sharing contributions of $434 and $306, respectively, along with cost saving initiatives implemented during fiscal year 2007 contributed to the reduced spending.

Restructuring and asset impairment charges were $503 for the three months ended January 31, 2006 and included two items. The first item was a $228 restructuring charge related to SKY for severance. The Company recorded additional severance throughout the remainder of fiscal year 2006 for SKY. During the fourth quarter ended July 31, 2006, the Company decided to close the business operations of SKY while maintaining SKY’s manufacturing and service capabilities in order to meet its commitments to existing customers. On November 1, 2006, the Company sold certain assets of SKY and its obligation to service sold products for a purchase price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in the three months ended January 31, 2007. The remaining involuntary severance as of January 31, 2007 of $8 is expected to be paid during the third quarter of fiscal year 2007. The second item is a $275 impairment of Shenzhen Anke High Tech Co. Ltd (“SAHCO”). There were no restructuring and asset impairment charges for the three months ended January 31, 2007.

Other Income (Expense)

Net interest income was $3,146 for the three months ended January 31, 2007 as compared to $2,469 for the three months ended January 31, 2006. The increase was primarily due to higher invested cash balances and to higher effective interest rates.

The company recorded an equity loss in unconsolidated affiliates of $53 related to Photo Detection Systems, Inc. (“PDS”) for the three months ended January 31, 2007 as compared to an equity gain of $115 related to SAHCO for the three months ended January 31, 2006.

Other income was $155 for the three months ended January 31, 2007 as compared to $199 for the three months ended January 31, 2006. The decrease in other income was predominantly due to foreign currency exchange losses incurred by the Company’s Canadian and Danish subsidiaries. During the three months ended January 31, 2007, the Company recorded a gain of $205 from the sale of SKY assets which was offset by the recovery of a $197 bad debt write-off in a prior year during the three months ended January 31, 2006.

Provision for Income Taxes

The effective tax rate for the three months ended January 31, 2007 and 2006 was a provision of 25.4% and 25.8%, respectively. Included in the effective rate for the three months ended January 31, 2007 was a discrete item generating a 3.6% tax benefit related to the fiscal year 2006 impact of the U.S Federal research and development tax credit extension, which occurred in December 2006.

Net Income and Earnings per Share

Net income and earnings per share from continuing operations for the three months ended January 31, 2007 and 2006 are as follows:

	Three Months Ended January 31,
	2007	2006
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$5,420	$9,097
% of net revenue	6.1%	9.1%
Diluted EPS from continuing operations	$0.39	$0.66

Net income from continuing operations was $5,420 for the three months ended January 31, 2007 compared to $9,097 for the three months ended January 31, 2006. Basic earnings per share from continuing operations were $0.39 and $0.67 for the three months ended January 31, 2007 and 2006. Diluted earnings per share from continuing operations were $0.39 and $0.66 for the three months ended January 31, 2007 and 2006. The reduction in net income was primarily related to the lower sales of Security Technology products in the three months ended January 31, 2007 as compared to the three months ended January 31, 2006, which is partially offset by higher sales of Medical Imaging products.

Six Months Ended January 31, 2007 vs. Six Months Ended January 31, 2006

Net Revenue

Net revenue and gross margin for the six months ended January 31, 2007 as compared with the six months ended January 31, 2006 are summarized in the tables below.

Product Revenue

	Six Months Ended January 31,		Percentage Growth (Decline)
	2007	2006
Product revenue	$153,310	$171,685	(11)%
Gross margin	49,410	69,009	(28)%
Gross margin %	32.2%	40.2%

Product revenue for the six months ended January 31, 2007 decreased $18,375, or 11%, over the six months ended January 31, 2006. Security Technology product revenues decreased $26,366, or 63%, from $41,613 for the six months ended January 31, 2006 to $15,247 for the six months ended January 31, 2007 due primarily to lower shipments of EXACT systems. For the six months ended January 31, 2007 and 2006, EXACT sales were 22 units and 79 units respectively. In addition, revenue from Digital Radiography products declined by $1,843 for the six months ended January 31, 2007 as compared to the six months ended January 31, 2006 which is consistent with the Company’s business outlook during the first quarter of fiscal year 2007 that led to an asset impairment charge of $9,705 as discussed under the section “Asset Impairment Charges” below. The November 1, 2006 sale of SKY, which had no revenue in the six months ended January 31, 2007 as compared to $4,110 for the six months ended January 31, 2006, contributed to the decrease. These decreases were partially offset by an increase in Medical Technology product sales which have continued to experience strong demand in the 16 and 64 slice data acquisition systems and CT subsystems.

Product gross margin decreased to 32.2 % for the six months ended January 31, 2007, from 40.2% for the six months ended January 31, 2006. The decrease was primarily due to an increase in asset writedowns of $7,446 in the six months ended January 31, 2007 as compared to the six months ended January 31, 2006, which is discussed under the section “Asset Impairment Charges”. Excluding the asset writedowns of $8,625 and $1,179 during the six months ended January 31, 2007 and 2006, respectively, the product gross margins were $58,035 and $70,188, respectively, and the product gross margin percentage were 37.9% and 40.9%, respectively. The decrease in the product gross margin, excluding the charges associated with asset writedowns, was primarily the result of reduced manufacturing efficiency in Security Technology products caused by lower production volumes, partially offset by increased volume of certain Medical Technology products.

Engineering Revenue

	Six Months Ended January 31,		Percentage Growth (Decline)
	2007	2006
Engineering revenue	$5,385	$9,931	(46)%
Gross margin	(913)	89	(1,126)%
Gross margin %	(17.0)%	0.9%

Engineering revenue decreased $4,546, or 46%, for the six months ended January 31, 2007 as compared to the six months ended January 31, 2006. The decrease was primarily due to a lower volume of Medical Imaging funded projects in the six months ended January 31, 2007 as compared to the six months ended January 31, 2006 because a number of these projects were completed, classified as commercial products, transferred to production, or cancelled. The decrease was additionally due to $1,900 of funding the Company received during the three months ended January 31, 2006 on a completed project for which the costs had been expensed in prior periods and a reversal of prior period revenue of $215 during the six months ended January 31, 2007 related to a settlement of a dispute with an OEM customer.

The engineering gross margin loss for the six months ended January 31, 2007 was $913 as compared to a gross margin of $89 for the six months ended January 31, 2006, a decline of $1,002. During the six months ended January 31, 2007, the Company incurred $2,055 of costs in excess of contract revenue for certain funded Medical Imaging projects. These costs were partially offset by profit of $1,307 on a contract with the TSA related to security technology products during the six months ended January 31, 2007. During the six months ended January 31, 2006, the Company recorded a loss provision of approximately $2,000 for a TSA contract related to Security Technology products for the excess of the estimated cost at completion over the funded amount of the contract, which was partially offset by approximately $1,900 of additional funds received on a completed project for which the costs had been expensed in prior periods.

Other Revenue

Other revenue of $5,265 and $4,805 for the six months ended January 31, 2007 and 2006, respectively, represents revenue from the hotel operations. The increase was primarily due to higher occupancy rates.

Asset Impairment Charges

Asset impairment charges included in costs of sales increased by $7,446 from $1,179 in the six months ended January 31, 2006 to $8,625 in the six months ended January 31, 2007. The $1,179 of asset impairment charges incurred in the six months ended January 31, 2006 related to a writedown of inventory in SKY as the result of the Company’s decision to restructure SKY during the six months ended January 31, 2006 based on continued lower than expected sales. During the quarter ended July 31, 2006, the Company decided to close the business operations of SKY based on continued lower than expected sales, which resulted in an additional writedown of $410 of inventory. On November 1, 2006, the Company sold certain assets of SKY and its obligation to service sold products for a purchase price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in the three and six months ended January 31, 2007.

As a result of continuing losses and the business outlook of its digital radiography business in the six months ended January 31, 2007, the Company has recorded asset impairment charges of $9,705 associated with the writedown of the digital radiography business assets to their estimated net realizable values as a group. Of the $9,705 asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. The Company is in the process of considering several alternatives regarding how to reduce the future expected losses of the digital radiography business.

Operating Expenses

	Six Months Ended January 31,		Percentage of Revenue
	2007	2006	2007	2006
Research and product development	$24,258	$27,176	14.8%	14.6%
Selling and marketing	14,496	14,628	8.8%	7.9%
General and administrative	17,490	18,301	10.7%	9.8%
Restructuring and asset impairment charges	1,080	1,528	0.7%	0.8%

	$57,324	$61,633	35.0%	33.1%

Research and product development expenses decreased $2,918 from the six months ended January 31, 2006 to the six months ended January 31, 2007. The decrease was primarily related to less spending on engineering and development materials, implemented cost saving initiatives, and the closure of SKY’s business operations last year, which had research and development spending of $843 in the six months ended January 31, 2006.

Selling and marketing expenses decreased $132 from the six months ended January 31, 2006 to the six months ended January 31, 2007. The decrease is principally due to the reduction in selling personnel and related costs from the digital radiography business.

General and administrative expenses decreased $811 from the six months ended January 31, 2006 to the six months ended January 31, 2007. The decrease was primarily related $410 from the closure of SKY’s business operations last year and a decline in the share-based compensation expense of $551 from the six months ended January 31, 2006 to the six months ended January 31, 2007. These decreases are partially offset by a real estate tax abatement credit received during the six months ended January 31, 2006, which reduced spending in that period.

Restructuring and asset impairment charges were $1,080 for the six months ended January 31, 2007, as compared to $1,528 for the six months ended January 31, 2006. During the six months ended January 31, 2007, the Company recorded an asset impairment charge of $1,080 related to its digital radiography system business. Included in this charge is $696 related to capitalized software still in development and $384 related to other assets. The six months ended January 31, 2006 includes a charge of $1,528, which is made up of the following three items: a $216 impairment charge recorded for its investment in PDS based on the Company’s review for other-than-temporary impairment; a $275 impairment charge recorded for the Company’s investment in SAHCO based on a review for other-than-temporary impairment; and a $1,037 restructuring charge related to SKY which included $727 for severance and $310 for a writedown of capital assets. The Company recorded additional severance throughout the remainder of fiscal year 2006 for SKY. The remaining involuntary severance as of January 31, 2007 of $8 is expected to be paid during the third quarter of fiscal year 2007.

Other Income (Expense)

Net interest income was $6,369 for the six months ended January 31, 2007 compared with $4,502 for the six months ended January 31, 2006. The increase was primarily due to higher invested cash balances and to higher effective interest rates.

The Company recorded an equity loss in unconsolidated affiliates of $131 related to PDS for the six months ended January 31, 2007 compared to an equity loss of $455 related to SAHCO for the six months ended January 31, 2006.

Other income was $33 and $42 for the six months ended January 31, 2007 and January 31, 2006, respectively. The decrease in other income was predominantly due to foreign currency exchange losses incurred by the Company’s Canadian and Danish subsidiaries. During the six months ended January 31, 2007, the Company recorded a gain of $205 from the sale of SKY assets which was offset by the recovery of a $197 bad debt write-off in a prior year during the six months ended January 31, 2006.

Provision for Income Taxes

The effective tax rate for the six months ended January 31, 2007 and 2006 was a benefit of 116.1% and a provision of 26.3%, respectively. The effective rate for the six months ended January 31, 2007 includes the following three items: the projected rate for the year of 25.5%; a discrete benefit of 19.8% for disqualified dispositions of incentive stock options; and a discrete benefit of 70.8% for the fiscal year 2006 impact of the reinstatement of the research and development credit back to January 1, 2006. The decrease of 0.8% in the effective rate from the six months ended January 31, 2006 to the six months ended January 31, 2007 was largely the result of lower overall income, increased income overseas at lower tax rates, lower non-deductible incentive stock option expense and increased research and development credits. These reductions to the rate were partially offset by the reduction in the extraterritorial income exclusion and an increase in the valuation allowance for state tax credits.

Net Income and Earnings per Share

Net income and earnings per share from continuing operations for the six months ended January 31, 2007 and 2006 are as follows:

	Six Months Ended January 31,
	2007	2006
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$60	$10,160
% of net revenue	0.0%	5.5%
Diluted EPS from continuing operations	$—	$0.74

Net income from continuing operations was $60 for the six months ended January 31, 2007 compared to net income of $10,160 for the six months ended January 31, 2006. There was no basic and diluted earnings or loss per share from continuing operations for the six months ended January 31, 2007 as compared to basic and diluted earnings per share of $0.75 and $0.74, respectively, for the six months ended January 31 2006. The net income from continuing operations for the six months ended January 31, 2007 includes asset impairment charges on a pre-tax basis of $9,705 related to the writedown of the digital radiography business. Net income for the six months ended January 31, 2006 includes restructuring and asset impairment charges on a pre-tax basis of $2,707, primarily due to the closure of SKY’s business operations. In addition to the effect of these asset impairment charges, net income declined for the six months ended January 31, 2007 as compared to the six months ended January 31, 2006 primarily due to lower sales of Security Technology products partially offset by higher sales of Medical Imaging products.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $262,370 and $252,237 at January 31, 2007 and July 31, 2006, respectively. The Company’s balance sheet reflects a current ratio of 7.0 to 1 at both January 31, 2007 and July 31, 2006. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

The carrying amounts reflected in the Unaudited Consolidated Balance Sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2007, due to the short maturities of these instruments.

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

The net cash provided by operating activities of $10,163 for the six months ended January 31, 2007, was primarily due to net income of $60 adjusted for the following non-cash items: $7,358 of depreciation and amortization; $9,705 non-cash impact of asset impairment charges; a decrease of $2,949 in accounts and notes receivable due to improved collections; and an increase of $5,231 in deferred tax assets. These cash flows provided by operating activities were partially offset by an increase of $4,299 in inventories and a decrease of $2,964 in accrued liabilities.

The net cash used for investing activities for the six months ended January 31, 2007 was $1,238, primarily due to $4,925 of capital expenditures, and $585 of capitalized software, partially offset by $3,800 of proceeds from maturities of marketable securities.

The net cash used for financing activities for the six months ended January 31, 2007 was $1,366, primarily due to $2,793 used for dividends paid to stockholders, partially offset by $1,340 of cash received from the issuance of stock pursuant to the Company’s employee stock option and stock purchase plans.

Commitments, Contractual Obligation and Off-Balance Sheets Arrangements

The Company’s contractual obligations at January 31, 2007, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$7,013	$1,720	$2,391	$1,411	$1,491
Purchasing obligations	39,089	35,258	3,831	—	—

	$46,102	$36,978	$6,222	$1,411	$1,491

The Company currently has approximately $23,800 in revolving credit facilities with various banks available for direct borrowings. As of January 31, 2007, there were no direct borrowings, commitments, contractual obligations or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expense, and related disclosures of contingent assets and liabilities. The Company continues to have the same critical accounting policies and estimates as are described in Item 7, beginning on page 23, in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 filed with the SEC. Those policies and estimates relate to revenue recognition and account receivable; stock based compensation; inventories; concentration of credit risk; warranty reserve; investment in and advances to affiliated companies; intangible assets and other long-lived assets; and income taxes. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these estimates and judgments require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers and information available from other outside sources, as appropriate.

During the second quarter of 2007, the Company performed a review of its segment reporting disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, due to the Company’s change in management and the information reviewed by the Company’s principal executive officer. Based on that review the Company determined that it has an additional reporting segment under Medical Technology Products called Digital Radiography Products. The disclosure in footnote 13 to our consolidated financial statements reflects this change for revenue and income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle for the three and six months ended January 31, 2007 and 2006 as well as for identifiable assets as of January 31, 2007 and July 31, 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. FIN No. 48 is effective for the Company’s interim reporting period beginning August 1, 2007. The Company is evaluating the impact of this pronouncement.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to the beginning of year retained earnings. The provisions of SAB No. 108 are effective for the Company’s fiscal year ending on July 31, 2007. The Company does not believe the adoption of SAB No. 108 will have a material impact on its financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a Company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported through changes in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending on July 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for the Company for the fiscal year ending July 31, 2009. The Company is evaluating the impact of this pronouncement.

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The EITF affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies”. If those taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF No. 06-3 to have a material impact on the Company’s financial condition or results of operations.

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

The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at fair value, and are classified as available for sale. In addition, the Company maintains a limited bond investment portfolio. Total interest income for three months and six months ended January 31, 2007 was $3,157 and $6,381, respectively. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2007. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2007, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal controls over financial reporting during the quarter ended January 31, 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company depends on a small number of customers for a large portion of its business, and changes in its customers’ orders may have a significant impact on the Company’s operating results. If a major customer significantly reduces the amount of business it does with the Company, there would be an adverse impact on its operating results. The Company’s top ten customers combined for approximately 68% and 69% of the Company’s total product and engineering revenue for the three months ended January 31, 2007 and 2006, respectively, and 67% and 71% for the six months ended January 31, 2007 and 2006, respectively. The following table shows the Company’s top 10 customers based on revenue for the six months ended January 31, 2007.

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Customer 1	18%	19%	19%	17%
Customer 2	13%	23%	10%	23%
Customer 3	9%	6%	9%	8%
Customer 4	9%	7%	9%	8%
Customer 5	7%	4%	8%	4%
Other top 10 customers	12%	10%	12%	11%

Total top 10 customers	68%	69%	67%	71%

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

John W. Wood Jr. retired as Chief Executive Officer and a director on December 31, 2006. Bernard M. Gordon, the Company’s Founder and Chairman Emeritus has been appointed as Executive Chairman and is serving as the Company’s principle executive officer while a search for a successor to Mr. Wood is conducted. The Company cannot be certain how long it will take to identify and hire a permanent replacement for Mr. Wood.

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

The following table contains information about purchases by the Company of its equity securities during the three months ended January 31, 2007. All of the shares shown as purchased in the table below were surrendered by employees of the Company in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of the Company’s common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Share that May Yet Be Purchased Under the Plans or Programs
11/1/06-11/30/06	—	—	—	—
12/1/06-12/31/06	701	$52.54	—	—
1/1/07-1/31/07	658	$55.09	—	—

Total	1,359	$53.77	—	—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of the Company’s common stock on the NASDAQ Global Select Market on the vesting date.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 29, 2007, the Company held its 2007 Annual Meeting of Stockholders (the “Meeting”). At the Meeting, the votes on the matters presented to the Company’s stockholders were as follows:

(1) Election of two (2) Class III Directors for a three (3) year term, to hold office until the 2010 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

	Votes For	Votes Withheld
Bernard M. Gordon	6,333,557	6,530,982
John A. Tarello	5,152,726	7,711,813

The remaining terms of M. Ross Brown, James J. Judge, Michael T. Modic, Bruce W. Steinhauer, Edward F. Voboril, and Gerald L. Wilson continued after the Meeting.

(2) Approval of the Company’s 2007 Stock Option Plan:

Votes For	Votes Against	Votes Abstain	No Vote
11,545,557	333,116	47,525	938,212

(3) Approval of the Company’s 2007 Restricted Stock Plan:

Votes For	Votes Against	Votes Abstain	No Vote
11,510,301	364,650	51,376	938,212

Please see the Company’s Proxy Statement filed with the Securities and Exchange Commission on December 22, 2006 in connection with the Meeting for a complete description of the matters voted upon.

Item 6.	Exhibits

Exhibit	Description
3.1	By-laws, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2006)

10.1	Analogic Corporation 2007 Stock Option Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2007)

10.2	Analogic Corporation 2007 Restricted Stock Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2007)

10.3	Form of Stock Option Award Agreement for Analogic Corporation 2007 Stock Option Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2007)

10.4	Form of Restricted Stock Award Agreement for Analogic Corporation 2007 Restricted Stock Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2007)

10.5	Severance and Settlement Agreement and Release between Analogic Corporation and John W. Wood Jr. dated January 29, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: March 8, 2007	/s/ Bernard M. Gordon
Bernard M. Gordon
Executive Chairman
(Principal Executive Officer)

Date: March 8, 2007	/s/ John J. Millerick
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	By-laws, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2006)

10.1	Analogic Corporation 2007 Stock Option Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2007)

10.2	Analogic Corporation 2007 Restricted Stock Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2007)

10.3	Form of Stock Option Award Agreement for Analogic Corporation 2007 Stock Option Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2007)

10.4	Form of Restricted Stock Award Agreement for Analogic Corporation 2007 Restricted Stock Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2007)

10.5	Severance and Settlement Agreement and Release between Analogic Corporation and John W. Wood Jr. dated January 29, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended