Form 10-Q
period 2007-04-30
ANALOGIC CORP
filed 2007-06-07
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

The number of shares of Common Stock outstanding at May 31, 2007 was 13,996,529.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	April 30, 2007	July 31, 2006
Assets
Current assets:
Cash and cash equivalents	$271,749	$252,407
Marketable securities, at fair value	2,006	5,830
Accounts and notes receivable, net of allowance for doubtful accounts of $953 and $1,017 at April 30, 2007 and July 31, 2006, respectively	51,933	52,112
Inventories	55,411	55,518
Refundable and deferred income taxes	15,474	14,825
Other current assets	13,610	10,143

Total current assets	410,183	390,835

Property, plant and equipment, net	81,110	81,853
Investments in and advances to affiliated companies	315	917
Capitalized software, net	2,041	2,670
Intangible assets, net	826	2,068
Other assets	10	4,505
Deferred income taxes	10,772	5,797

Total Assets	$505,257	$488,645

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	19,078	17,372
Accrued liabilities	23,643	24,111
Advance payments and deferred revenue	10,976	9,386
Accrued income taxes	8,543	5,011

Total current liabilities	62,240	55,880

Long-term liabilities:
Deferred income taxes	977	840

Total long-term liabilities	977	840

Commitments and guarantees (Note 14)

Stockholders’ equity:
Common stock, $.05 par value	699	697
Capital in excess of par value	64,118	60,572
Retained earnings	367,566	364,697
Accumulated other comprehensive income	9,657	5,959

Total stockholders’ equity	442,040	431,925

Total Liabilities and Stockholders’ Equity	$505,257	$488,645

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Net revenue:
Product	$76,541	$75,670	$229,851	$247,355
Engineering	5,075	3,415	10,460	13,346
Other	2,273	2,221	7,538	7,026

Total net revenue	$83,889	$81,306	$247,849	$267,727

Cost of sales:
Product	46,369	46,606	141,644	148,103
Engineering	2,988	4,222	9,286	14,064
Other	1,755	1,348	4,837	3,926
Asset impairment charges	—	—	8,625	1,179

Total cost of sales	51,112	52,176	164,392	167,272

Gross margin	$32,777	$29,130	$83,457	$100,455

Operating expenses:
Research and product development	11,511	12,382	35,769	39,558
Selling and marketing	6,948	6,972	21,444	21,600
General and administrative	8,201	8,757	25,691	27,058
Restructuring and asset impairment charges	—	84	1,080	1,612

Total operating expenses	26,660	28,195	83,984	89,828

Income (loss) from operations	6,117	935	(527)	10,627

Other income (expense):
Net interest income	3,163	2,610	9,532	7,112
Equity gain (loss) in unconsolidated affiliates	(456)	(332)	(587)	(787)
Other	161	116	194	158

Total other income	2,868	2,394	9,139	6,483

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	8,985	3,329	8,612	17,110

Provision for income taxes	1,987	819	1,554	4,440

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	6,998	2,510	7,058	12,670
Income from discontinued operations (net of income tax provision of $126)	—	—	—	159

Gain on disposal of discontinued operations (net of income tax of $9,104)	—	—	—	20,640
Cumulative effect of change in accounting principle (net of income tax of $61)	—	—	—	120

Net income	$6,998	$2,510	$7,058	$33,589

Basic earnings per share:
Income from continuing operations	$0.51	$0.18	$0.51	$0.93
Income from discontinued operations, net of tax	—	—	—	0.01
Gain on disposal of discontinued operations, net of tax	—	—	—	1.51
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01

Net income	$0.51	$0.18	$0.51	$2.46

Diluted earnings per share:
Income from continuing operations	$0.50	$0.18	$0.50	$0.92
Income from discontinued operations, net of tax	—	—	—	0.01
Gain on disposal of discontinued operations, net of tax	—	—	—	1.50
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01

Net income	$0.50	$0.18	$0.50	$2.44

Weighted average shares outstanding:
Basic	13,874	13,732	13,862	13,667
Diluted	14,003	13,956	13,981	13,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$7,058	$33,589
Less:
Income from discontinued operations	—	159
Gain on disposal of discontinued operations	—	20,640

Income from continuing operations	$7,058	$12,790

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(5,509)	(2,712)
Depreciation and amortization	10,922	12,044
Cumulative effect of change on accounting principle	—	(120)
Allowance for doubtful accounts	—	12
Gain on sale of SKY assets and property, plant, and equipment	(179)	(55)
Equity loss in unconsolidated affiliates	587	787
Restructuring and asset impairment charges	9,705	2,791
Share-based compensation expense	1,002	2,479
Excess tax benefit from share-based compensation	(114)	(180)
Net changes in operating assets and liabilities (Note 11)	221	(20,761)

NET CASH PROVIDED BY CONTINUING OPERATIONS	23,693	7,075

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	1,898

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,693	8,973

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	16	(1,149)
Additions to property, plant, and equipment	(6,780)	(10,005)
Capitalized software development costs	(852)	(1,039)
Proceeds from the sale of Camtronics	—	38,906
Proceeds from the sale of SKY assets and property, plant, and equipment	513	213
Maturities of marketable securities	3,800	5,400

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(3,303)	32,326

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	2,281	8,851
Excess tax benefit from share-based compensation	114	180
Purchase of common stock	—	(3,883)
Dividends paid to shareholders	(4,189)	(3,878)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(1,794)	1,270

EFFECT OF EXCHANGE RATE INCREASE ON CASH OF CONTINUING OPERATIONS	746	222

NET INCREASE IN CASH AND CASH EQUIVALENTS	$19,342	$42,791

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	252,407	208,116

CASH AND CASH EQUIVALENTS, END OF PERIOD	$271,749	$250,907

Cash paid during the period for:
Income taxes, net	$3,394	$15,732
Interest	20	43

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture and sale of high performance data acquisition, signal processing instruments and systems to customers that manufacture products for medical and industrial use. Analogic is a designer and manufacturer of advanced health and security systems and subsystems sold primarily to Original Equipment Manufacturers (“OEMs”). Analogic’s principal customers are OEMs that incorporate Analogic’s products into systems used in health and security applications. Certain of Analogic’s subsidiaries and divisions sell products under their own names directly to niche end-user markets. Analogic’s top ten customers combined for approximately 69% and 67% of the Company’s total product and engineering revenue for the three months ended April 30, 2007 and 2006, respectively, and 68% and 70% for the nine months ended April 30, 2007 and 2006, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. On November 1, 2005, the Company sold its wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”). This business has been reported as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and the Consolidated Statements of Operations for the three and nine months ended April 30, 2006 reflect this operation as discontinued. All intercompany accounts and transactions have been eliminated.

On November 8, 2006, John W. Wood Jr. resigned as the Company’s President. Mr. Wood’s retirement as the Company’s CEO and as a director was effective December 31, 2006. The Board appointed Dr. Edmund F. Becker, Jr. as President and Chief Operating Officer effective November 8, 2006 on an interim basis. The Board appointed Bernard M. Gordon as Executive Chairman and John A. Tarello, the Company’s former Chairman, as Vice Chairman, on an interim basis while a search for a successor to Mr. Wood was conducted. As Executive Chairman, Mr. Gordon served as Chairman of the Board and as the Company’s principal executive officer. On May 7, 2007, the Board of Directors announced that James W. Green would serve as the Company’s President and Chief Executive Officer, effective May 21, 2007. Effective May 21, 2007, Mr. Gordon ceased being the Company’s Executive Chairman and principal executive officer. Mr. Gordon will, however, continue to serve as Chairman of the Company’s Board of Directors. Also effective May 21, 2007, Dr. Becker ceased being the Company’s President and was appointed as Executive Vice President, while maintaining his role as Chief Operating Officer.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and nine months ended April 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2007, or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2006 included in the Company’s Annual Report on Form 10-K as filed with the SEC on October 16, 2006. The consolidated balance sheet as of July 31, 2006 contains data derived from audited financial statements.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Discontinued operations:

On November 1, 2005, the Company sold Camtronics for $40,000 in cash, and realized net proceeds of $38,906 including transaction costs. The Company recorded a net gain on the sale of Camtronics of $20,640, net of a tax provision of $9,140, or $1.50 per diluted share, during the three months ended January 31, 2006. In determining the gain, the Company also provided indemnification and tax liabilities of $1,102 for the three months ended January 31, 2006. During the fourth quarter of fiscal year 2006, the Company recorded an additional indemnification expense of $652, resulting in a decrease of the net gain on the sale of Camtronics to $20,207, net of a tax provision of $8,885, or $1.46 per diluted share, during fiscal year 2006.

Prior to the sale, Camtronics had been reported as a separate segment. The Company sold its Camtronics operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144, and the Consolidated Statements of Operations for the three and nine months ended April 30, 2006 reflects this operation as discontinued.

Revenues for Camtronics for the nine months ended April 30, 2006 were $11,495. The results of discontinued operations for the nine months ended April 30, 2006 for Camtronics were a net income of $159. There were no revenues or net income/(loss) from discontinued operations for the three months ended April 30, 2006.

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

The following table presents share-based compensation expenses included in the Company’s unaudited consolidated statements of operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Cost of product sales	$37	$48	$116	$164
Research and product development	159	217	425	755
Selling and marketing	57	48	110	162
General and administrative	(33)	463	351	1,398

Share-based compensation expense before tax	220	776	1,002	2,479
Income tax effect	34	143	232	472

Net share-based compensation expense	$186	$633	$770	$2,007

The decrease in the pre-tax share-based compensation expense of $556 from the three months ended April 30, 2006 to the three months ended April 30, 2007 and $1,477 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007 is primarily due to higher actual forfeitures during fiscal year 2007 than originally estimated as well as a lower amount of equity awards granted in recent years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and nine months ended April 30, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted-average grant-date fair values of options granted were $19.69 and $15.29 per share during the nine months ended April 30, 2007 and 2006, respectively. There were no option grants during the three months ended April 30, 2007 and 2006. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended April 30,
	2007	2006
Expected option term (1)	5.25 years	5.25 years
Expected volatility factor (2)	32%	30%
Risk-free interest rate (3)	4.70%	3.94%
Expected annual dividend yield	0.7%	0.7%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualifies as “plain-vanilla” options.
(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical weekly price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant of 5.25 years.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair values of the options granted under the employee stock purchase plan were $11.09 and $8.82 per share during the three months ended April 30, 2007 and 2006, respectively, and $10.46 and $8.82 per share during the nine months ended April 30, 2007 and 2006, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Expected option term	.5 years	.5 years	.5 years	.5 years
Expected volatility factor	33%	25%	38%	25%
Risk-free interest rate	5.11%	3.43%	5.22%	3.43%
Expected annual dividend yield	0.7%	0.7%	0.7%	0.7%

At April 30, 2007, 1,733,755 shares were reserved for grant under all of the Company’s stock option, bonus and purchase plans.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the stock option transactions from August 1, 2006 to April 30, 2007:

	Stock Options Outstanding				Non-Vested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2006	425,747	$43.04	4.23	$1,622	138,114	$43.59
Granted	11,700	56.50			6,500	58.41
Exercised	(56,423)	40.93
Vesting of restricted stock	—				(21,000)	42.20
Cancelled/forfeited	(30,612)	45.79			(31,749)	45.68

Outstanding at April 30, 2007	350,412	43.59	3.74	$6,205	91,865	44.23

Options vested or expected to vest at April 30, 2007 (1)	319,324	43.40	3.67	5,716

Options exercisable at April 30, 2007	185,203	42.17	3.23	3,543

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Restructuring and asset impairment charges:

Cost of Sales

The Company recorded asset impairment charges in cost of sales in the Company’s Unaudited Consolidated Statements of Operations under the caption “Asset impairment charges” as follows:

	Nine Months Ended April 30,
	2007	2006
Medical Technology Products:
Digital Radiography Products:
Assets related to the digital radiography business	$8,625	$—

Corporate and other:
Inventory of SKY Computers, Inc. (“SKY”)	—	1,179

Total	$8,625	$1,179

Assets related to the digital radiography business

As a result of continuing losses in its digital radiography business and the related business outlook, the Company evaluated the net realizability of all of the related assets at October 31, 2006. As a result, the Company recorded an asset impairment charge of $9,705 associated with the write-down of the Company’s digital radiography system business assets to their estimated fair values as a group based upon the present value of estimated future cash flows of the business. Of the $9,705 in asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. The Company is in the process of considering several alternatives regarding how to reduce the future expected losses of the digital radiography business.

Inventory of SKY

In September 2005, the Company announced a plan to restructure the business operations of its wholly owned subsidiary, SKY. The decision to restructure SKY was based on continued lower than expected sales. The restructuring plan included an inventory write-down of $1,179 during the nine months ended April 30, 2006. During the three months ended July 31, 2006, the Company decided to close the business operations of SKY based on continued lower than expected sales, which resulted in an additional write-down of $410 of inventory.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Operating Expenses

The Company recorded restructuring and asset impairment charges as an operating expense in the Company’s Unaudited Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges” as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Medical Technology Products:
Digital Radiography Products:
Assets related to the digital radiography business	$—	$—	$1,080	$—
Medical Imaging Products:
Shenzhen Anke High Tech Co. Ltd (“SAHCO”)	—	—	—	275
PhotoDetection Systems, Inc. (“PDS”)	—	—	—	216

Corporate and other:
SKY	—	84	—	1,121

Total	$—	$84	$1,080	$1,612

Assets related to the digital radiography business

The Company recorded asset impairment charges of $9,705 related to the Company’s digital radiography business assets during the nine months ended April 30, 2007, of which $1,080 was recorded as operating expenses. The $1,080 asset impairment charge recorded as operating expenses included $696 related to capitalized software under development at the time and $384 related to other assets.

SAHCO

The Company has a 44.6% equity interest in SAHCO, located in the People’s Republic of China. The Company reviewed this investment for other-than-temporary impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and determined that, at January 31, 2006, its investment in SAHCO was impaired based on its current fair value. During the three months ended January 31, 2006, the Company recorded an asset impairment charge of $275 related to this investment which represented the book value of the Company’s investment in SAHCO.

PDS

The Company reviewed its investment in PDS for other-than-temporary impairment in accordance with SFAS No. 115 and determined that, at October 31, 2005, its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $216 in the nine months ended April 30, 2006.

SKY

In September 2005, the Company announced a plan to restructure the business operations of SKY. The decision to restructure SKY was based on continued lower than expected sales. The restructuring plan of SKY involved (1) the termination of approximately 40 employees, most of whom had been engaged in product development, sales, and administrative activities; (2) the write-down of certain capital assets; and (3) the write-down of certain inventory. The Company recorded a total charge of $1,121 during the nine months ended April 30, 2006, of which $811 was for severance and $310 was for a write-down of capital assets, within the operating expenses in the Unaudited Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges”.

The Company recorded additional severance throughout the remainder of fiscal year 2006. During the three months ended July 31, 2006, the Company decided to close the business operations of SKY while maintaining SKY’s manufacturing and service capability in order to service its commitments to its existing customers. On November 1, 2006, the Company sold certain assets of SKY and its obligation to service sold products for a price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in the nine months ended April 30, 2007.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes accrued severance activity related to SKY:

Involuntary Employee Severance
Balance at July 31, 2005	$—
Q1 restructuring charge	499
Q1 cash payments	(15)

Balance at October 31, 2005	484
Q2 additional charge	228
Q2 cash payments	(444)

Balance at January 31, 2006	268
Q3 additional charge	84
Q3 cash payments	(95)

Balance at April 30, 2006	257
Q4 additional charge	95
Q4 cash payments	(90)

Balance at July 31, 2006	262
Q1 cash payments	(163)

Balance at October 31, 2006	99
Q2 cash payments	(91)

Balance at January 31, 2007	8
Q3 cash payments	(8)

Balance at April 30, 2007	$—

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	April 30, 2007	July 31, 2006
Inventories:
Raw materials	$27,691	$30,164
Work-in-process	14,797	12,984
Finished goods	12,923	12,370

	$55,411	$55,518

Accrued liabilities:
Accrued employee compensation and benefits	$10,938	$10,002
Accrued warranty	5,550	4,777
Other	7,155	9,332

	$23,643	$24,111

Advance payments:
Deferred revenue	$9,415	$7,352
Ramp-up funds	454	469
Customer deposits	1,107	1,565

	$10,976	$9,386

7. Intangible assets:

Intangible assets at April 30, 2007 and July 31, 2006, which will continue to be amortized, consisted of the following:

	April 30, 2007			July 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual Property	$8,264	$7,438	$826	$8,264	$6,196	$2,068

Amortization expense related to acquired intangible assets was $414 and $407 for the three months ended April 30, 2007 and 2006, respectively, and $1,243 and $1,218 for the nine months ended April 30, 2007 and 2006, respectively. The estimated life of intangible assets is five years.

The estimated future amortization expense related to intangible assets in the current fiscal year, and each of the three succeeding fiscal years, is expected to be as follows:

2007 (Remaining three months)	$421
2008	396
2009	9
2010	—

$826

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Net income per share:

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted earnings per share are computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Income from continuing operations	$6,998	$2,510	$7,058	$12,670
Income from discontinued operations, net of tax	—	—	—	159
Gain on disposal of discontinued operations, net of tax	—	—	—	20,640
Cumulative effect of change in accounting principle, net of tax	—	—	—	120

Net income	$6,998	$2,510	$7,058	$33,589

Weighted average number of common shares outstanding-basic	13,874	13,732	13,862	13,667
Effect of dilutive securities:
Stock options and restricted stock	129	224	119	167

Weighted average number of common shares outstanding-diluted	14,003	13,956	13,981	13,834

Basic earnings per share, net of tax:
Income from continuing operations	$0.51	$0.18	$0.51	$0.93
Income from discontinued operations	—	—	—	0.01
Gain on disposal of discontinued operations	—	—	—	1.51
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.51	$0.18	$0.51	$2.46

Diluted earnings per share, net of tax:
Income from continuing operations	$0.50	$0.18	$0.50	$0.92
Income from discontinued operations	—	—	—	0.01
Gain on disposal of discontinued operations	—	—	—	1.50
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.50	$0.18	$0.50	$2.44

Anti-dilutive shares related to outstanding stock options	13	22	71	207

9. Dividends:

The Company declared a dividend of $.10 per common share on September 20, 2006, payable on October 18, 2006 to shareholders of record on October 4, 2006; a dividend of $.10 per common share on December 7, 2006, payable on January 4, 2007 to shareholders of record on December 21, 2006; and a dividend of $0.10 per common share on March 6, 2007, payable on April 3, 2007 to shareholders of record on March 20, 2007.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated Statement of Stockholders’ Equity included in the Company’s Annual Report on Form 10-K as filed with the SEC. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Income from continuing operations	$6,998	$2,510	$7,058	$12,670
Income from discontinued operations, net of tax	—	—	—	159
Gain on disposal of discontinued operations, net of tax	—	—	—	20,640
Cumulative effect of change in accounting principle, net of tax	—	—	—	120

	6,998	2,510	7,058	33,589

Other comprehensive income, net of taxes:

Unrealized losses from marketable securities, net of tax benefit of $3 and $16 for the three months ended April 30, 2007 and 2006, respectively, and tax benefit of $10 and $57 for the nine months ended April 30, 2007 and 2006, respectively.	(4)	(24)	(14)	(87)

Foreign currency translation adjustment, net of tax provision of $275 and $68 for the three months ended April 30, 2007 and 2006, respectively, and tax provision of $46 and $421 for the nine months ended April 30, 2007 and 2006, respectively.	2,884	1,891	3,712	2,532

Total comprehensive income	$9,878	$4,377	$10,756	$36,034

Accumulated other comprehensive income consists of unrealized gains (net of taxes) on marketable securities of $4 and $18 at April 30, 2007 and July 31, 2006, respectively, and foreign currency translation gain (net of taxes) of $9,653 and $5,941 at April 30, 2007 and July 31, 2006, respectively.

11. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities from continuing operations were as follows:

	Nine Months Ended April 30,
	2007	2006
Accounts and notes receivable	$1,364	$394
Inventories	(2,836)	(3,172)
Other assets	(3,976)	(2,571)
Accounts payable, trade	1,430	24
Accrued liabilities	(1,558)	2,067
Advance payments and deferred revenue	1,997	(6,769)
Accrued income taxes	3,800	(10,734)

Net changes in operating assets and liabilities	$221	$(20,761)

12. Taxes:

The effective tax rate for the nine months ended April 30, 2007 and 2006 was a provision of 18.0% and 25.9%, respectively. The effective rate for the nine months ended April 30, 2007 includes the projected rate for the year of 25.4% less a benefit of 5.6% due to the release of tax reserves resulting from the expiration of statutes of limitations on prior year tax filings. The lower rate in the nine months ended April 30, 2007 as compared to the nine months ended April 30, 2006 is also due to the reinstatement of the U.S research and experimentation credit during fiscal year 2007.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Segment information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of x-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, cardiac, orthopedic, and general radiology applications; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business, net interest income, and other Company operations, primarily analog to digital converters and supporting modules, and embedded multi-processing equipment. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006. During the second quarter of fiscal year 2007, the Company performed a review of its segment reporting disclosure under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, due to the Company’s change in management and the information reviewed by the Company’s principal executive officer. Based on that review, the Company determined that it has an additional reporting segment under Medical Technology Products called Digital Radiography Products.

The table below presents information about the Company’s reportable segments.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Revenues:
Medical technology products from external customers:
Medical imaging products	$46,789	$40,093	$138,615	$122,575
Digital radiography products	3,497	7,769	12,217	20,858
B-K Medical	19,406	17,453	59,033	52,819

	69,692	65,315	209,865	196,252

Security technology products from external customers	11,924	11,524	30,446	56,378
Corporate and other	2,273	4,467	7,538	15,097

Total	$83,889	$81,306	$247,849	$267,727

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle:
Medical technology products:
Medical imaging products	$7,821	$4,635	$20,065	$9,540
Digital radiography products (A)	(3,525)	(4,712)	(21,816)	(12,206)
B-K Medical	923	128	3,304	1,453

	5,219	51	1,553	(1,213)

Security technology products:	607	382	(3,376)	12,844
Corporate and other (B)	3,159	2,896	10,435	5,479

Total	$8,985	$3,329	$8,612	$17,110

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	April 30, 2007	July 31, 2006
Identifiable assets:
Medical imaging products	$57,814	$53,487
Digital radiography products	27,412	36,635
B-K Medical	82,006	75,571
Security technology products	16,720	14,806
Corporate and other (C)	321,305	308,146

Total	$505,257	$488,645

(A)	Includes asset impairment charges of $9,705 related to the Company’s digital radiography business for the nine months ended April 30, 2007.
(B)	Includes restructuring and asset impairment charges of $84 and $2,300 related to SKY for the three and nine months ended April 30, 2006, respectively.
(C)	Includes cash equivalents and marketable securities of $244,149 and $232,188 at April 30, 2007 and July 31, 2006, respectively.

14. Commitments and guarantees:

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

The Company’s standard original equipment manufacturing and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2007.

During August 2006, a dispute arose between the Company and an OEM customer with whom the Company had a development agreement regarding a medical CT program. The dispute related to whether either party breached the agreement. In February 2007, a settlement was finalized, resulting in a total charge of $221 during the nine months ended April 30, 2007.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Balance at the beginning of the period	$5,589	$4,462	$4,777	$4,057
Accrual	1,393	1,494	4,907	4,369
Settlements made in cash or in kind during the period	(1,432)	(1,166)	(4,134)	(3,636)

Balance at the end of the period	$5,550	$4,790	$5,550	$4,790

The Company currently has approximately $23,900 in revolving credit facilities with banks available for direct borrowings.

15. Subsequent events:

On June 7, 2007 the Company announced that its Board of Directors, on June 5, 2007, declared a dividend of $0.10 per common share payable on July 3, 2007 to shareholders of record on June 19, 2007.

On May 23, 2007, Bio-Imaging Research, Inc. (“BIR”), of which the Company has approximately a 17% ownership interest, declared a dividend of $1,429 which was paid to the Company on May 24, 2007. This investment was being accounted for under the cost method and as of April 30, 2007 the book value was $200. On May 24, 2007, the Company sold its entire ownership interest in BIR for approximately $3,714, of which $2,807 was paid in cash upon closing and the remaining $907 will be held in escrow for a period of up to two years from the date of closing to secure any indemnification claims. The Company expects to record income before taxes on the sale and related dividend income of approximately $4,036 during the fourth quarter of fiscal year 2007 based on the cash received. The escrowed balance, less any amounts used to satisfy indemnification claims, will be recognized as income before taxes as the cash is received.

On June 7, 2007, the Company announced that its Board of Directors on June 5, 2007 had authorized the repurchase of up to $60,000 of the Company’s common stock. The repurchase program will be funded using the Company’s available cash.

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

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. The periods ending April 30, 2007 and 2006 represent the third quarters of the 2007 and 2006 fiscal years, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

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

On November 8, 2006, John W. Wood Jr. resigned as the Company’s President. Mr. Wood’s retirement as the Company’s CEO and as a director was effective December 31, 2006. The Board appointed Dr. Edmund F. Becker, Jr. as President and Chief Operating Officer effective November 8, 2006 on an interim basis. The Board appointed Bernard M. Gordon as Executive Chairman and John A. Tarello, the Company’s former Chairman, as Vice Chairman, on an interim basis while a search for a successor to Mr. Wood was conducted. As Executive Chairman, Mr. Gordon served as Chairman of the Board and as the Company’s principal executive officer. On May 7, 2007, the Board of Directors announced that James W. Green would serve as the Company’s President and Chief Executive Officer, effective May 21, 2007. Effective May 21, 2007, Mr. Gordon ceased being the Company’s Executive Chairman and principal executive officer. Mr. Gordon will, however, continue to serve as Chairman of the Company’s Board of Directors. Also effective May 21, 2007, Dr. Becker ceased being the Company’s President and was appointed as Executive Vice President, while maintaining his role as Chief Operating Officer.

On November 1, 2006, the Company sold certain assets of SKY Computers, Inc. (“SKY”) and its obligation to service sold products for a purchase price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in the nine months ended April 30, 2007.

Net revenue for the three months ended April 30, 2007 was $2,583, or 3.2%, higher than for the three months ended April 30, 2006. Product revenue increased $871, or 1.2%, due primarily to increased sales in Medical Imaging products of $7,332 during the three months ended April 30, 2007 as compared to April 30, 2006. The increase was driven by strong demand for 16-slice and 64-slice data acquisition systems, CT subsystems, and MRI subsystems, partially offset by a decline in Digital Radiography product sales of $4,210, or 54.6%. The decline in the Digital Radiography products is consistent with the Company’s business outlook during the first quarter of fiscal year 2007 that led to an asset impairment charge of $9,705 in the digital radiography business during the three months ended October 31, 2006. Engineering revenue increased $1,660, or 48.6%, in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. The increase was primarily due to $1,893 of revenue resulting from contract amendments received for certain funded Medical Imaging and Security Technology product projects where spending had been expensed in prior periods due to the uncertainty of their recovery. Gross margin percentage increased to 39.1% for the three months ended April 30, 2007 from 35.8% for the three months ended April 30, 2006, driven primarily by an increase in gross margin on engineering projects. In the three months ended April 30, 2007, engineering gross margin was $2,087 as compared to a loss of $807 in the three months ended April 30, 2006. This improvement was due primarily to $1,893 of revenue recognized for contract amendments received in the three months ended April 30, 2007 on projects as noted above. Additionally, during the three months ended April 30, 2007, the Company completed work on a Security Technology product project that resulted in gross margin of $793 under the completed-contract method. Total operating expenses decreased by $1,535 for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. Lower engineering and development material spending, share-based compensation expense, restructuring and asset impairment charges in addition to cost saving initiatives contributed to the decrease. Diluted earnings per share from continuing operations increased $0.32 to $0.50 for the three months ended April 30, 2007 as compared to $0.18 for the three months ended April 30, 2006. The Company’s cash, cash equivalent and marketable securities increased $15,518 from $258,237 at July 31, 2006 to $273,755 at April 30, 2007.

Results of Operations

Three Months Ended April 30, 2007 vs. Three Months Ended April 30, 2006

Net Revenue

Net revenue and gross margin for the three months ended April 30, 2007 as compared with the three months ended April 30, 2006 are summarized in the tables below.

Product Revenue

	Three Months Ended April 30,		Percentage Growth (Decline)
	2007	2006
Product revenue	$76,541	$75,670	1%
Gross margin	30,172	29,064	4%
Gross margin %	39.4%	38.4%

Product revenue for the three months ended April 30, 2007 increased $871, or 1%, from the three months ended April 30, 2006. Medical Imaging product sales increased $7,332 during the three months ended April 30, 2007 as compared to April 30, 2006 due primarily to increased demand for 16-slice and 64-slice data acquisition systems, CT subsystems, and MRI subsystems. This increase was partially offset by a decrease in sales of Digital Radiography products by $4,210, or 54.6%, which was consistent with the Company’s business outlook during the first quarter of fiscal year 2007 that led to an asset impairment charge of $9,705 as discussed under the section “Asset Impairment Charges” for the “Nine Months Ended April 30, 2007 vs. Nine Months Ended April 30, 2006” below.

Product gross margin was $30,172, or 39.4%, for the three months ended April 30, 2007 as compared to $29,064, or 38.4%, for the three months ended April 30, 2006. The increase in gross margin was primarily due to improved gross margin on ultrasound products as a result of favorable product and distribution channel price mix as well as continued product cost reductions.

Engineering Revenue

	Three Months Ended April 30,		Percentage Growth (Decline)
	2007	2006
Engineering revenue	$5,075	$3,415	49%
Gross margin	2,087	(807)	359%
Gross margin %	41.1%	-23.6%

Engineering revenue for the three months ended April 30, 2007 increased $1,660, or 49%, from the three months ended April 30, 2006. The increase was primarily due to $1,893 of revenue resulting from contract amendments received for certain funded Medical Imaging and Security Technology product projects where spending had been expensed in prior periods due to the uncertainty of their recovery.

The engineering gross margin for the three months ended April 30, 2007 was $2,087 as compared to a loss of $807 for the three months ended April 30, 2006, an increase of $2,894, or 359%. The increase is due primarily to $1,893 of revenue recognized for contract amendments received in the three months ended April 30, 2007 as noted above. Additionally, during the three months ended April 30, 2007, the Company completed work on a Security Technology product project that resulted in gross margin of $793 under the completed-contract method. The loss of $807 for the three months ended April 30, 2006 consists primarily of costs in excess of contract revenues for certain funded Medical Technology and Security Technology projects.

Other Revenue

Other revenue of $2,273 and $2,221 for the three months ended April 30, 2007 and 2006, respectively, represents revenue from the hotel operations.

Operating Expenses

	Three Months Ended April 30,		Percentage of Revenue
	2007	2006	2007	2006
Research and product development	$11,511	$12,382	13.7%	15.2%
Selling and marketing	6,948	6,972	8.3%	8.6%
General and administrative	8,201	8,757	9.8%	10.8%
Restructuring and asset impairment charges	—	84	0.0%	0.1%

	$26,660	$28,195	31.8%	34.7%

Research and product development expenses decreased $871 from the three months ended April 30, 2006 to the three months ended April 30, 2007. The decrease was primarily related to a decline in the purchase of engineering and development materials as well as cost saving initiatives commenced during fiscal year 2007.

Selling and marketing expenses remained flat for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. However, as a percentage of total revenue, these expenses decreased to 8.3% for the three months ended April 30, 2007 as compared to 8.6% for the three months ended April 30, 2006 due to higher revenue.

General and administrative expenses decreased $556 from the three months ended April 30, 2006 to the three months ended April 30, 2007. The decrease was primarily due to a decline in share-based compensation expense of $496 during the three months ended April 30, 2007. Also contributing to the decrease was the November 1, 2006 sale of SKY, which had general and administrative expenses of $128 for the three months ended April 30, 2006 and cost saving initiatives implemented during fiscal year 2007.

Restructuring and asset impairment charges were $84 for the three months ended April 30, 2006 related to additional severance for SKY employees. During the fourth quarter ended July 31, 2006, the Company recorded additional severance and decided to close the business operations of SKY while maintaining SKY’s manufacturing and service capabilities in order to meet its commitments to existing customers. On November 1, 2006, the Company sold certain assets of SKY and its obligation to service sold products for a purchase price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in the three months ended January 31, 2007.

Other Income (Expense)

Net interest income was $3,163 for the three months ended April 30, 2007 as compared to $2,610 for the three months ended April 30, 2006. The increase was primarily due to higher invested cash balances and to higher effective interest rates.

The Company recorded an equity loss in unconsolidated affiliates of $456 related to PhotoDetection Systems, Inc. (“PDS”) for the three months ended April 30, 2007 as compared to an equity loss of $332 related to PDS for the three months ended April 30, 2006.

Other income was $161 for the three months ended April 30, 2007 as compared to $116 for the three months ended April 30, 2006. The increase in other income was predominantly due to foreign currency exchange gains incurred by the Company’s Canadian and Danish subsidiaries.

Provision for Income Taxes

The effective rate for the three months ended April 30, 2007 and 2006 was 22.1% and 24.6%, respectively. The lower rate in 2007 is due primarily to a release of tax reserves resulting from the expiration of statutes of limitations on prior year tax filings and the reinstatement of the U.S research and experimentation credit during fiscal year 2007.

Net Income and Earnings per Share

Net income and earnings per share from continuing operations for the three months ended April 30, 2007 and 2006 are as follows:

	Three Months Ended April 30,
	2007	2006
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$6,998	$2,510
% of net revenue	8.3%	3.1%
Diluted EPS from continuing operations	$0.50	$0.18

Net income from continuing operations was $6,998 for the three months ended April 30, 2007 as compared to $2,510 for the three months ended April 30, 2006. Basic earnings per share from continuing operations were $0.51 and $0.18 for the three months ended April 30, 2007 and 2006, respectively. Diluted earnings per share from continuing operations were $0.50 and $0.18 for the three months ended April 30, 2007 and 2006, respectively. The increase in net income was primarily related to the engineering gross margin increase of $2,894 in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. The improved gross margin in engineering is due primarily to $1,893 of revenue resulting from contract amendments received for certain funded Medical Imaging and Security Technology product projects where spending had been expensed in prior periods due to the uncertainty of their recovery. Additionally, during the three months ended April 30, 2007, the Company completed work on a Security Technology product project that resulted in gross margin of $793 under the completed-contract method.

Nine Months Ended April 30, 2007 vs. Nine Months Ended April 30, 2006

Net Revenue

Net revenue and gross margin for the nine months ended April 30, 2007 as compared with the nine months ended April 30, 2006 are summarized in the tables below.

Product Revenue

	Nine Months Ended April 30,		Percentage Growth (Decline)
	2007	2006
Product revenue	$229,851	$247,355	-7%
Gross margin	79,582	98,073	-19%
Gross margin %	34.6%	39.6%

Product revenue for the nine months ended April 30, 2007 decreased $17,504, or 7%, over the nine months ended April 30, 2006. Security Technology product revenues decreased $26,371, or 51.3%, from $51,420 for the nine months ended April 30, 2006 to $25,049 for the nine months ended April 30, 2007 due primarily to lower shipments of EXACT systems. For the nine months ended April 30, 2007 and 2006, EXACT system sales were 37 units and 96 units, respectively. In addition, revenue from Digital Radiography products declined by $6,053, or 33.1%, for the nine months ended April 30, 2007 as compared to the nine months ended April 30, 2006. The decline in Digital Radiography product sales is consistent with the Company’s business outlook during the first quarter of fiscal year 2007 that led to an asset impairment charge of $9,705 as discussed under the section “Asset Impairment Charges” below. The November 1, 2006 sale of SKY, which had no revenue in the nine months ended April 30, 2007 as compared to $5,664 for the nine months ended April 30, 2006, also contributed to the decrease. These decreases were partially offset by a $11,496, or 6.3%, increase in Medical Technology product sales which have continued to experience strong demand in the 16-slice and 64-slice data acquisition systems and CT subsystems.

Product gross margin decreased to 34.6% for the nine months ended April 30, 2007, from 39.6% for the nine months ended April 30, 2006. The decrease was primarily due to an increase in asset write-downs of $7,446 in the nine months ended April 30, 2007 as compared to the nine months ended April 30, 2006, which is discussed under the section “Asset Impairment Charges”. Excluding the asset write-downs of $8,625 and $1,179 during the nine months ended April 30, 2007 and 2006, respectively, the product gross margins were $88,207 and $99,252, respectively, and the product gross margin percentages were 38.4% and 40.1%, respectively. The decrease in the product gross margin, excluding the charges associated with asset write-downs, was primarily the result of reduced manufacturing efficiency in Security Technology products caused by lower production volumes. This decrease is partially offset by efficiencies resulting from increased volume of certain Medical Technology products such as the 16-slice and 64-slice data acquisition systems and CT subsystems as well as improved margins on ultrasound products as a result of favorable product and distribution channel price mix and continued product cost reductions.

Engineering Revenue

	Nine Months Ended April 30,		Percentage Growth (Decline)
	2007	2006
Engineering revenue	$10,460	$13,346	-22%
Gross margin	1,174	(718)	264%
Gross margin %	11.2%	-5.4%

Engineering revenue decreased $2,886, or 22%, for the nine months ended April 30, 2007 as compared to the nine months ended April 30, 2006. The decrease was primarily due to $1,900 of funding the Company received during the nine months ended April 30, 2006 on a completed project for which the costs had been expensed in prior periods due to the uncertainty of their recovery.

The engineering gross margin for the nine months ended April 30, 2007 was $1,174 as compared to a loss of $718 for the nine months ended April 30, 2006, an increase of $1,892. The increase is due primarily to gross margin of $1,344 on a contract with the TSA related to security technology products during the nine months ended April 30, 2007. The increase was additionally due to the Company completing work on a Security Technology product project that resulted in gross margin of $793 under the completed contract method. The loss of $718 for the nine months ended April 30, 2006 is primarily made up of costs in excess of contract revenues for Medical Technology and Security Technology projects, which includes approximately $2,000 for a TSA contract. These costs in excess of contract revenues were partially offset by $1,900 of additional funds received on a completed project for which the costs had been previously expensed in prior periods due to the uncertainty of their recovery.

Other Revenue

Other revenue of $7,538 and $7,026 for the nine months ended April 30, 2007 and 2006, respectively, represents revenue from the hotel operations. The increase was primarily due to higher occupancy rates.

Asset Impairment Charges

Asset impairment charges included in costs of sales increased by $7,446 from $1,179 in the nine months ended April 30, 2006 to $8,625 in the nine months ended April 30, 2007. The $1,179 of asset impairment charges incurred in the nine months ended April 30, 2006 related to a write-down of inventory in SKY as the result of the Company’s decision to restructure SKY during the nine months ended April 30, 2006 based on continued lower than expected sales. During the quarter ended July 31, 2006, the Company decided to close the business operations of SKY based on continued lower than expected sales, which resulted in an additional write-down of $410 of inventory. On November 1, 2006, the Company sold certain assets of SKY and its obligation to service sold products for a purchase price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in the three and nine months ended April 30, 2007.

As a result of continuing losses and the business outlook of its digital radiography business, in the nine months ended April 30, 2007 the Company recorded asset impairment charges of $9,705 associated with the write-down of the digital radiography business assets to their estimated net realizable values as a group. Of the $9,705 asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. The Company is in the process of considering several alternatives regarding how to reduce the future expected losses of the digital radiography business.

Operating Expenses

	Nine Months Ended April 30,		Percentage of Revenue
	2007	2006	2007	2006
Research and product development	$35,769	$39,558	14.4%	14.8%
Selling and marketing	21,444	21,600	8.7%	8.1%
General and administrative	25,691	27,058	10.4%	10.1%
Restructuring and asset impairment charges	1,080	1,612	0.4%	0.6%

	$83,984	$89,828	33.9%	33.6%

Research and product development expenses decreased $3,789 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The decrease was primarily related to less spending on engineering and development materials, a decline in the share-based compensation expense of $330, the closure of SKY’s business operations last year, which had research and development spending of $927 in the nine months ended April 30, 2006, and implemented cost saving initiatives.

Selling and marketing expenses decreased $156 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The decrease is principally due to the reduction in selling personnel and related costs from the digital radiography business.

General and administrative expenses decreased $1,367 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The decrease was primarily related to $548 from the closure of SKY’s business operations last year and a decline in the share-based compensation expense of $1,047 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. These decreases are partially offset by a real estate tax abatement credit received during the nine months ended April 30, 2006, which reduced spending in that period.

Restructuring and asset impairment charges were $1,080 for the nine months ended April 30, 2007, as compared to $1,612 for the nine months ended April 30, 2006. During the nine months ended April 30, 2007, the Company recorded an asset impairment charge of $1,080 related to its digital radiography system business. Included in this charge is $696 related to capitalized software still in development and $384 related to other assets. The nine months ended April 30, 2006 includes a charge of $1,612, which is made up of the following three items: a $216 impairment charge recorded for its investment in PDS based on the Company’s review for other-than-temporary impairment; a $275 impairment charge recorded for the Company’s investment in Shenzhen Anke High Tech Co. Ltd (“SAHCO”) based on a review for other-than-temporary impairment; and a $1,121 restructuring charge related to SKY, which included $811 for severance and $310 for a writedown of capital assets. The Company recorded additional severance of $95 throughout the remainder of fiscal year 2006 for SKY.

Other Income (Expense)

Net interest income was $9,532 for the nine months ended April 30, 2007 compared with $7,112 for the nine months ended April 30, 2006. The increase was primarily due to higher invested cash balances and to higher effective interest rates.

The Company recorded an equity loss in unconsolidated affiliates of $587 related to PDS for the nine months ended April 30, 2007 compared to an equity loss of $787 for the nine months ended April 30, 2006, of which $455 related to SAHCO and $332 related to PDS.

Other income was $194 and $158 for the nine months ended April 30, 2007 and April 30, 2006, respectively. The increase in other income was predominantly due to foreign currency exchange gains incurred by the Company’s Canadian and Danish subsidiaries. During the nine months ended April 30, 2007, the Company recorded a gain of $205 from the sale of SKY assets which was offset by the recovery of a $197 bad debt write-off in a prior year during the nine months ended April 30, 2006.

Provision for Income Taxes

The effective tax rate for the nine months ended April 30, 2007 and 2006 was a provision of 18.0% and 25.9%, respectively. The effective rate for the nine months ended April 30, 2007 includes the projected rate for the year of 25.4% less a benefit of 5.6% due to the release of tax reserves resulting from the expiration of statutes of limitations on prior year tax filings. The lower rate in the nine months ended April 30, 2007 as compared to the nine months ended April 30, 2006 is also due to the reinstatement of the U.S research and experimentation credit during fiscal year 2007.

Net Income and Earnings per Share

Net income and earnings per share from continuing operations for the nine months ended April 30, 2007 and 2006 are as follows:

	Nine Months Ended April 30,
	2007	2006
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$7,058	$12,670
% of net revenue	2.8%	4.7%
Diluted EPS from continuing operations	$0.50	$0.92

Net income from continuing operations was $7,058 for the nine months ended April 30, 2007 as compared to net income of $12,670 for the nine months ended April 30, 2006. Basic and diluted earnings per share from continuing operations for the nine months ended April 30, 2007 was $0.51 and $0.50, respectively, as compared to basic and diluted earnings per share of $0.93 and $0.92, respectively, for the nine months ended April 30, 2006. The net income from continuing operations for the nine months ended April 30, 2007 includes asset impairment charges on a pre-tax basis of $9,705 related to the writedown of the digital radiography business. Net income for the nine months ended April 30, 2006 includes restructuring and asset impairment charges on a pre-tax basis of $2,791, primarily due to the closure of SKY’s business operations. In addition to the effect of these asset impairment charges, net income declined for the nine months ended April 30, 2007 as compared to the nine months ended April 30, 2006 primarily due to lower sales of Security Technology products partially offset by higher sales of Medical Imaging products.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $273,755 and $258,237 at April 30, 2007 and July 31, 2006, respectively. The Company’s balance sheet reflects a current ratio of 6.6 to 1 at April 30, 2007 which has declined from 7.0 to 1 at July 31, 2006 due primarily to an increase in accounts payable and accrued income taxes as a result of timing of payments. Liquidity is sustained principally through funds provided from operations, with short-term deposits and marketable securities available to provide additional sources of cash. The Company believes that its balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over at least the next twelve months.

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

The carrying amounts reflected in the Unaudited Consolidated Balance Sheet of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2007, due to the short maturities of these instruments.

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

The net cash provided by operating activities of $23,693 for the nine months ended April 30, 2007, was primarily due to net income of $7,058 adjusted for the following non-cash items: $10,922 of depreciation and amortization and $9,705 non-cash impact of asset impairment charges. These cash flows provided by operating activities were partially offset by an increase of $5,509 in deferred tax assets, an increase of $3,976 in other assets, an increase of $2,836 in inventories, and a decrease of $1,558 in accrued liabilities.

The net cash used for investing activities for the nine months ended April 30, 2007 was $3,303, primarily due to $6,780 of capital expenditures, and $852 of capitalized software, partially offset by $3,800 of proceeds from maturities of marketable securities.

The net cash used for financing activities for the nine months ended April 30, 2007 was $1,794, primarily due to $4,189 used for dividends paid to stockholders, partially offset by $2,281 of cash received from the issuance of stock pursuant to the Company’s employee stock option and stock purchase plans.

Commitments, Contractual Obligation and Off-Balance Sheets Arrangements

The Company’s contractual obligations at April 30, 2007, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$6,410	$1,588	$2,158	$1,598	$1,066
Purchasing obligations	38,662	34,238	4,424	—	—

	$45,072	$35,826	$6,582	$1,598	$1,066

The Company currently has approximately $23,900 in revolving credit facilities with various banks available for direct borrowings. As of April 30, 2007, there were no direct borrowings, commitments, contractual obligations or off-balance sheet arrangements.

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

During the second quarter of 2007, the Company performed a review of its segment reporting disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, due to the Company’s change in management and the information reviewed by the Company’s principal executive officer. Based on that review, the Company determined that it has an additional reporting segment under Medical Technology Products called Digital Radiography Products. The disclosure in footnote 13 to our consolidated financial statements reflects this change for revenue and income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle for the three and nine months ended April 30, 2007 and 2006 as well as for identifiable assets as of April 30, 2007 and July 31, 2006.

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

The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at fair value, and are classified as available for sale. In addition, the Company maintains a limited bond investment portfolio. Total interest income for three months and nine months ended April 30, 2007 was $3,170 and $9,551, respectively. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2007. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2007, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal controls over financial reporting during the quarter ended April 30, 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company depends on a small number of customers for a large portion of its business, and changes in its customers’ orders may have a significant impact on the Company’s operating results. If a major customer significantly reduces the amount of business it does with the Company, there would be an adverse impact on its operating results. The Company’s top ten customers combined for approximately 69% and 67% of the Company’s total product and engineering revenue for the three months ended April 30, 2007 and 2006, respectively, and 68% and 70% for the nine months ended April 30, 2007 and 2006, respectively. The following table shows the Company’s top 10 customers based on revenue for the nine months ended April 30, 2007.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Customer 1	16%	20%	18%	19%
Customer 2	13%	12%	11%	19%
Customer 3	8%	8%	8%	8%
Customer 4	10%	7%	9%	8%
Customer 5	10%	5%	9%	4%
Other top 10 customers	12%	15%	13%	12%

Total top 10 customers	69%	67%	68%	70%

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

On November 8, 2006, John W. Wood Jr. resigned as the Company’s President. Mr. Wood’s retirement as the Company’s CEO and as a director was effective December 31, 2006. The Board appointed Dr. Edmund F. Becker, Jr. as President and Chief Operating Officer effective November 8, 2006 on an interim basis. The Board appointed Bernard M. Gordon as Executive Chairman and John A. Tarello, the Company’s former Chairman, as Vice Chairman, on an interim basis while a search for a successor to Mr. Wood was conducted. As Executive Chairman, Mr. Gordon served as Chairman of the Board and as the Company’s principal executive officer. On May 7, 2007, the Board of Directors announced that James W. Green would serve as the Company’s President and Chief Executive Officer, effective May 21, 2007. Effective May 21, 2007, Mr. Gordon ceased being the Company’s Executive Chairman and principal executive officer. Mr. Gordon will, however, continue to serve as Chairman of the Company’s Board of Directors. Also effective May 21, 2007, Dr. Becker ceased being the Company’s President and was appointed as Executive Vice President, while maintaining his role as Chief Operating Officer.

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

The following table contains information about purchases by the Company of its equity securities during the three months ended April 30, 2007. All of the shares shown as purchased in the table below were surrendered by employees of the Company in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of the Company’s common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
2/1/07-2/28/07	—	$—	—	$—
3/1/07-3/31/07	188	$60.07	—	—
4/1/07-4/30/07	—	—	—	—

Total	188	$60.07	—	$—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of the Company’s common stock on the NASDAQ Global Select Market on the vesting date.

Item 6.	Exhibits

Exhibit	Description
10.1	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007, and accepted and agreed to by Mr. Green on May 1, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2007)

10.2	Form of Change of Control Agreement for Certain Executive Officers at Analogic Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: June 7, 2007	/s/ James W. Green
James W. Green
President and
Chief Executive Officer
(Principal Executive Officer)

Date: June 7, 2007	/s/ John J. Millerick
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007, and accepted and agreed to by Mr. Green on May 1, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2007)

10.2	Form of Change of Control Agreement for Certain Executive Officers at Analogic Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended