Form 10-K
period 2007-07-31
ANALOGIC CORP
filed 2007-09-27
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007	Commission file number 0-6715

Analogic Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2454372
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8 Centennial Drive, Peabody, Massachusetts	01960
(Address of principal executive offices)	(Zip Code)

(978) 326-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.05 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant at January 31, 2007 was approximately $913,749,020. As of September 14, 2007, there were 13,238,792 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2008 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Developments During Fiscal Year 2007

All dollar amounts in this Item 1 are in thousands except per share data.

Total revenues from continued operations of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as “Analogic” or the “Company”) for the fiscal year ended July 31, 2007 (“fiscal year 2007”), were $340,782 as compared to $351,445 for the fiscal year ended July 31, 2006 (“fiscal year 2006”). Net income for fiscal year 2007 was $15,380, or $1.10 per diluted share, as compared to $25,066 or $1.81 per diluted share, for fiscal year 2006. Net income in fiscal year 2007 includes income before taxes on the sale of the Company’s 17% ownership interest in Bio-Imaging Research, Inc. (“BIR”) and related dividend income totaling $4,036. Net income from continuing operations for fiscal year 2007 was $15,380, or $1.10, per diluted share, as compared to $4,600, or $0.33 per diluted share, for fiscal year 2006. Net income in fiscal year 2006 includes a gain of $20,207, or $1.46 per diluted per share, from the sale of the Company’s wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”).

As a result of continuing losses in its digital radiography business and a negative business outlook, the Company evaluated the net realizability of all of the related assets at October 31, 2006. As a result, the Company recorded an asset impairment charge of $9,705 associated with the write-down of the Company’s digital radiography system business assets to their estimated fair values as a group based upon the present value of estimated future cash flows of the business. Of the $9,705 in asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. The $1,080 asset impairment charge recorded to operating expenses included $696 related to capitalized software under development at the time and $384 related to other assets. During fiscal year 2007, the Company continued to consider several alternatives regarding how to reduce future losses of the digital radiography business. In August 2007, the Company notified customers of its subsidiary, ANEXA Corporation (“Anexa”), that sales and marketing of Anexa products would cease immediately, but that Analogic would continue to service and support the products previously sold to customers for the foreseeable future.

On November 1, 2006, the Company sold certain assets and liabilities of its wholly owned subsidiary, AnaSky Limited, formerly known as SKY Computers, Inc. (“SKY”), including its obligation to service previously sold products, for a price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid in December 2006, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in fiscal year 2007.

On November 8, 2006, John W. Wood Jr. resigned as the Company’s President. Mr. Wood’s retirement as the Company’s CEO and as a director was effective December 31, 2006. The Company’s Board of Directors (the “Board”) appointed Dr. Edmund F. Becker, Jr. as President and Chief Operating Officer effective November 8, 2006, on an interim basis. The Board appointed Bernard M. Gordon as Executive Chairman and John A. Tarello, the Company’s former Chairman of the Board, as Vice Chairman of the Board, on an interim basis while a search for a successor to Mr. Wood was conducted. As Executive Chairman, Mr. Gordon served as Chairman of the Board and as the Company’s principal executive officer. On May 7, 2007, the Board appointed James W. Green as the Company’s President and Chief Executive Officer, effective May 21, 2007. Effective May 21, 2007, Mr. Gordon ceased being the Company’s Executive Chairman and principal executive officer, but continued to serve as an advisor to the Company through July 31, 2007. Mr. Gordon will continue to serve as Chairman of the Board. Also effective May 21, 2007, Dr. Becker ceased being the Company’s President and was appointed as Executive Vice President, while maintaining his role as Chief Operating Officer.

On May 23, 2007, BIR declared a dividend, of which $1,429 was paid to the Company on May 24, 2007. This investment was accounted for under the cost method and the book value was $200 on May 24, 2007. On May 24, 2007, the Company sold its entire ownership interest in BIR for $3,714, of which $2,807 was paid in cash upon closing and the remaining $907 will be held in escrow for a period of up to two years from the date of closing to secure any indemnification claims. The Company recorded income before taxes on the sale and related dividend income of $4,036 during fiscal year 2007 based on the cash received through July 31, 2007. The escrowed balance, less any amounts used to satisfy indemnification claims, will be recognized as income as the cash is received. On September 4, 2007, the Company received $84 of the $907 held in escrow, which will be recorded as income in the first quarter of the fiscal year ending July 31, 2008 (“fiscal year 2008”).

On June 7, 2007, the Company announced that its Board on June 5, 2007, had authorized the repurchase of up to $60,000 of the Company’s Common Stock. The repurchase program was funded using the Company’s available cash. During the fourth quarter of fiscal year 2007, the Company repurchased 818,030 shares of Common Stock under this repurchase program for $60,000 at an average purchase price of $73.35 per share. The repurchase program was completed on July 26, 2007.

Description of Business

Analogic was incorporated in the Commonwealth of Massachusetts in November 1967. Analogic is a leading designer and manufacturer of advanced health and security systems and subsystems sold primarily to Original Equipment Manufacturers (“OEMs”). The Company is recognized worldwide for advancing state-of-the-art technology in the areas of Automated Explosives Detection, Computed Tomography (“CT”), Digital Radiography (“DR”), Ultrasound, Magnetic Resonance Imaging (“MRI”), Patient Monitoring, and Advance Signal Processing. Analogic’s OEM customers incorporate Analogic’s state-of-the-art products into systems used in health and security applications. One of Analogic’s subsidiaries sells products under its own name directly to niche end-user markets.

Analogic conceives, designs, manufactures, and sells standard and customized high-precision data acquisition, and signal and image-processing-based medical and security systems and subsystems. For decades, Analogic has been a leader in the application of precision analog-to-digital (“A/D”) and digital-to-analog (“D/A”) conversion technology. This technology involves the conversion of continuously varying electrical signals in analog form, such as those representing temperature, pressure, voltage, weight, velocity, and ultrasound and X-ray intensity, into and from the digital form required by medical and security imaging and monitoring equipment, and other data processing equipment, as well as in subsystems and systems based on such technology.

In addition to precision measurement, many of Analogic’s products perform very high-speed, complex calculations on the data being analyzed. Thus, Analogic’s products are an integral part of the communications links between various analog sensors, detectors, or transducers, and the people or systems that interpret or utilize this information.

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of X-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, cardiac, orthopedic, and general radiology applications; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced explosives detection and weapon-and-threat detection systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business, net interest income, and other Company operations, primarily analog-to-digital converters and supporting modules. Due to the

Company’s change in management and the information reviewed by the Company’s principal executive officer during the second quarter of fiscal year 2007, the Company performed a review of its segment reporting disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Based on that review, the Company determined that it has an additional reporting segment under Medical Technology Products called Digital Radiography Products. (See Note 18 of Notes to Consolidated Financial Statements.) In August 2007, the Company notified customers of Anexa, which is included in the Digital Radiography Products segment, that sales and marketing of Anexa products would cease immediately, but that Analogic would continue to service and support the products previously sold to customers for the foreseeable future.

Medical Imaging Products

Medical Imaging Products, which accounted for approximately 58% of product and engineering revenue in fiscal year 2007, consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring equipment.

A number of Analogic’s medical imaging detectors and data acquisition systems are incorporated by manufacturers around the world into advanced X-ray equipment known as CT scanners. These scanners generate images of the internal anatomy for medical diagnostics. Analogic’s detection and data acquisition systems allow its customers to remain at the forefront of this rapidly advancing field in terms of increased resolution and more rapid data acquisition. The Company also manufactures other CT subsystems incorporating its proprietary technology. Some of these CT systems are integrated with other technologies, such as radiotherapy systems. The Company also designs and manufactures other advanced subsystems for its OEM customers, such as Radio Frequency (“RF”) amplifiers and Gradient Coil (“GC”) amplifiers for use in medical MRI scanners, ultrasound tomographic systems for breast imaging, and florescent molecular imagers using optical tomography for the pharmaceutical industry.

Sound Technology, Inc., a wholly owned subsidiary, develops and manufactures ultrasound transducers and probes for a broad range of clinical applications. These products are supplied to a global customer base of ultrasound system OEMs, including B-K Medical, a wholly owned subsidiary.

The Company manufactures a variety of multi-functional, custom patient monitoring instruments for OEM customers and the co-branded LIFEGARD® family of non-invasive patient and ante partum fetal monitors marketed by CAS Medical, of Branford, Connecticut. Instruments include vital signs monitors as well as invasive, minimally invasive, and non-invasive specialty monitors. The Company is recognized as a world leader in the measurement of continuous cardiac output and in non-invasively measuring a growing number of specialty parameters. These monitors are designed to be used in a wide variety of hospital settings, including the emergency room, intensive care units, sub-acute units, and general care and surgical centers, as well as in clinics, physicians’ offices, and the home.

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

Digital Radiography Products

Direct Digital Radiography Products (“DDR”) accounted for approximately 6% of product and engineering revenues in fiscal year 2007. DDR systems use a solid-state, flat-panel, detector technology consisting of a scintillator coating over a Thin-Film-Transistor (“TFT”) array to convert X-rays into electrical signals, digitize these signals, and create an image. DDR systems are developed and manufactured for direct sale to select markets by Anexa.

Anexa markets and sells complete advanced digital radiography solutions to end users for applications such as orthopedics, emergency medicine, pediatrics, and general radiology in orthopedic practices, small-to-mid-sized hospitals and imaging centers. In August 2007, the Company notified customers of Anexa that sales and marketing of Anexa products would cease immediately, but that Analogic would continue to service and support the products previously sold to customers for the foreseeable future.

ANRAD CORPORATION (“Anrad”), a wholly owned subsidiary, designs and manufactures for OEM customers state-of-the-art, direct conversion amorphous Selenium-based, digital, flat-panel, X-ray detectors for diagnostic and interventional applications in digital fluoroscopy and mammography.

B-K Medical

B-K Medical, which designs and manufactures ultrasound systems and probes for end-user markets in urology, surgery, and radiology, accounted for approximately 24% of product and engineering revenues in fiscal year 2007. Its scanners generate real-time images of the internal anatomy that are used for medical diagnosis and interventional procedures.

Security Technology Products

Security Technology Products, which provides advanced explosives and weapons detection systems for checked luggage and carry-on luggage at checkpoints, accounted for approximately 12% of product and engineering revenue in fiscal year 2007.

Analogic designs and manufactures the EXplosive Assessment Computed Tomography scanner (“EXACT®”). The EXACT is the world’s first dual-energy, helical-cone-beam, 24-slice CT scanner, and certified security detection system capable of generating data for full three-dimensional (“3-D”) images of every object contained within a piece of luggage. The EXACT is the core system of L-3’s eXaminer 3DX® (the “eXaminer”) systems, the first explosive detection system certified by the Federal Aviation Administration. The eXaminer is being sold to the U.S. Federal Government for installation at major U.S. airports to scan checked luggage and by international airport security authorities for installation at airports in the U.S., Europe, Asia, and Central America.

Analogic has also designed a high-speed, low-cost, CT-based checkpoint security imaging system, the COBRA®, to detect explosives, guns, and other threats. This system is designed to automatically detect explosives and weapons in carry-on luggage at checkpoints in airports and at portals for cruise ships and other high security government complexes. In August and September 2007, COBRA was installed for pilot testing at the Hopkins International in Cleveland, Ohio and Baltimore-Washington International Airports. The Company is developing the KING COBRA to scan checked luggage at small to mid-sized airports, and the XLB1100 ultra-high-speed explosives detection system for airports requiring baggage throughput of up to 1,100 bags an hour. The XLB1100 is currently at the U.S. Transportation Security Administration under-going Certification Readiness Testing.

Corporate and Other

Corporate and Other, consisting primarily of the Company’s hotel business, net interest income, and other Company operations, primarily analog-to-digital converters and supporting modules, accounted for no product and engineering revenue in fiscal year 2007.

The Company owns a hotel, managed for the Company under a contract with Marriott Hotel Services, Inc., which is located on approximately 7.5 acres of land adjacent to the Company’s principal executive offices and manufacturing facility in Peabody, Massachusetts. The facility is strategically situated in an industrial park and is in close proximity to the historic and tourist area of Boston’s North Shore, approximately 18 miles from Boston. It has 256 guest rooms, a ballroom, several function rooms, and appropriate recreational facilities.

SKY designed and manufactured high-performance embedded multicomputing platforms used in advanced medical, military, and industrial imaging applications. On November 1, 2006, the Company sold certain assets and liabilities of SKY, including its obligation to service previously sold products, for a price of $405. The $405 included $225 in cash paid at closing, $150 in cash paid in December 2006, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in fiscal year 2007.

Marketing and Distribution

The Company sells its products domestically and abroad directly through its employees and subsidiaries in Europe, Canada, and United States, and on occasion through a network of independent sales representatives and distributors located in principal cities around the world. The majority of distributors order from the Company as they receive orders from their customers and do not stock inventory for resale. Generally, sales made to distributors are based on fixed discounts applied to established list prices under normal payment terms. Returns are allowed for defective products under authorized warranty repair. Some of Analogic’s distributors also represent manufacturers of competing products.

Sources of Raw Materials and Components

In general, Analogic’s products are composed of Company-designed electronic and mechanical elements, including proprietary integrated circuits, printed circuit boards, detectors, power supplies, and displays manufactured by Analogic and others in accordance with Analogic’s specifications. Most items procured from third-party suppliers are believed to be available from more than one source. However, it might become necessary, if a given component ceases to be available, for Analogic to modify a product design to adapt to a substitute component, or to purchase new tooling to enable a new supplier to manufacture the component, either of which could result in additional expense and/or delay in product sales. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, Analogic carries a substantial inventory of raw materials and components in an effort to ensure its ability to make timely delivery to its customers.

Patents and Licenses

The Company holds approximately 190 patents of varying duration issued in the United States, which cover technology developed by it. In many instances, the Company holds corresponding foreign patents. The Company regularly files U.S. patent applications and, where appropriate, foreign patent applications. The Company also files continuations to cover both new and improved methods, apparatus, processes, designs, and products. At present, approximately 52 U.S. and foreign patent applications are in process.

The Company also relies on a combination of trade secret, copyright, and trademark laws, as well as contractual agreements to safeguard its proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, the Company routinely enters into confidentiality and assignment-of- invention agreements with each of its employees, and confidentiality agreements with its key customers and vendors.

Management believes that any legal protection afforded by patent and copyright laws is of secondary importance as a factor in the Company’s ability to compete. Future prospects are more a function of the continuing level of excellence and creativity of the Company’s engineers in developing products that satisfy customer needs, and the marketing skills and managerial competence of the Company’s personnel in selling those products. Moreover, the Company believes that market positioning and rapid market entry are equally important to the success of its products. Management is of the opinion that the loss of patent protection would not have a material effect on the Company’s competitive position.

Seasonal Aspect of Business

There is no material seasonal element to the Company’s business, although plant closings in the summer, particularly in Europe, tend to decrease the procurement activities of certain customers during the first quarter of the Company’s fiscal year.

Working Capital Matters

The Company does not carry a substantial inventory of finished goods but does carry a substantial inventory of raw material components and work-in-process to enable it to meet its customers’ delivery requirements. (See Note 8 of Notes to Consolidated Financial Statements.)

Material Customers

The Company had three customers, as set forth in the table below, who accounted for 10% or more of the net product and engineering revenue during fiscal year 2007, fiscal year 2006, and the fiscal year ended July 31, 2005 (“fiscal year 2005”).

	Year Ended July 31,
	2007	2006	2005
Customer 1	18%	19%	15%
Customer 2	11%	17%	16%
Customer 3	(* )	(* )	10%

Note (*):	Total product and engineering revenues were less than 10% in this fiscal year.

The Company’s ten largest customers as a group accounted for 68%, 70%, and 66% of the Company’s net product and engineering revenue for fiscal years 2007, 2006, and 2005, respectively. Loss of any one of these customers would have a material adverse effect on the Company’s business.

Backlog

The backlog at July 31, 2007 was $101,574 as compared with $74,691 at July 31, 2006. The increase of $26,883 in the backlog is principally due to increases in Medical Imaging, Security Technology, and Digital Radiography products of $12,119, $10,231, and $5,306, respectively. The increase in Medical Imaging products is due primarily to the release of new data management and data acquisition systems for OEM customers during fiscal year 2007. The increase in Security Technology products is due primarily to an increase in orders for the EXACT systems. The increase in Digital Radiography products is due primarily to a supply agreement with an OEM customer for mammography detectors, shipments of which are expected to begin in the first quarter of fiscal year 2008. Many of the orders in the Company’s backlog permit cancellation by the customer under certain circumstances. To date, the Company has not experienced material cancellations of orders. The Company reasonably expects to ship substantially all of its backlog at July 31, 2007 during fiscal year 2008.

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

Competition

Analogic is subject to competition based upon product design, performance, pricing, quality, and service. Analogic believes that its innovative engineering and product reliability have been important factors in its growth. While the Company tries to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances, Analogic’s products conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

Analogic’s medical X-ray imaging systems are specialized for the needs of the Company’s customers. The Company considers its selection by its OEM customers for the design and manufacture of these products and its other medical products to be due more to the “make-or-buy” decision of its individual OEM customers rather than a function of other competitors in the field. Many OEM customers and potential OEM customers of the Company have the capacity to design and manufacture these products for themselves. In the Company’s area of expertise, the continued signing of new contracts indicates strength in the Company’s relationship with its major customers, although some of these customers commit to shorter-term contracts.

Analogic’s competitors include divisions of some larger, more diversified organizations, as well as several specialized companies. Some of them have greater resources and larger staffs than Analogic. The Company believes that it is a leading OEM supplier of CT subsystems and systems for the medical and security industries, respectively.

Research and Product Development

Research and product development (“R&D”) is a significant factor in Analogic’s business. The Company maintains a constant and comprehensive R&D program directed toward the creation of new products and the improvement and refinement of its present products and the expansion of their applications.

Company funds expended for R&D amounted to $46,955 in fiscal year 2007, $51,790 in fiscal year 2006, and $50,470 in fiscal year 2005. Analogic intends to continue its emphasis on new product development. As of July 31, 2007, Analogic employed approximately 420 employees engaged in research and product development activities, including electrical engineers, software engineers, physicists, mathematicians, and technicians. These individuals, in conjunction with the Company’s sales and marketing staff, also devote a portion of their time to assisting customers in utilizing the Company’s products, developing new uses for these products, and anticipating customer requirements for new products.

The Company capitalized $1,295 and $1,109 in fiscal year 2007 and fiscal year 2006, respectively, of computer software testing and coding costs incurred after technological feasibility was established. These costs are amortized using a straight-line method over the estimated economic life of the related products, generally three years, and are included in product cost of sales.

Environment

The Company’s manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on the Company’s capital expenditures, earnings, or competitive position.

Employees

As of July 31, 2007, the Company employed approximately 1,500 employees.

Financial Information about Foreign and Domestic Operations and Export Revenue

Domestic and foreign revenues were $273,746 and $67,036, respectively, for fiscal year 2007 as compared to $281,575 and $69,870, respectively, in fiscal year 2006, and $271,190 and $55,289, respectively, in fiscal year 2005.

Export revenue from sales of products and engineering services from the United States primarily to companies in Europe and Asia, amounted to $93,639 (28%) of product and engineering revenue in fiscal year

2007 as compared to $101,945 (30%) in fiscal year 2006, and $104,855 (33%) in fiscal year 2005. The Company’s export revenue on a gross margin percentage basis is at least as profitable as its domestic revenue. The Company’s export revenue is denominated in U.S. dollars.

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

This Annual Report on Form 10-K contains statements, which, to the extent that they are not recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including, without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, involve risk and uncertainties, and actual events and results may differ significantly from those indicated in any forward-looking statement as a result of a number of important factors, including those discussed below and elsewhere herein.

You should carefully consider the risks described below before making an investment decision with respect to Analogic Common Stock. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also impair the Company’s business. Any of these could have a material and negative effect on the Company’s business, financial condition, or results of operations.

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

The Company had three customers, as set forth in the table below, who accounted for 10% or more of the net product and engineering revenue during fiscal years 2007, 2006, and 2005.

	Year Ended July 31,
	2007	2006	2005
Customer 1	18%	19%	15%
Customer 2	11%	17%	16%
Customer 3	(* )	(* )	10%

Note	(*): Total product and engineering revenues were less than 10% in this fiscal year.

The Company’s ten largest customers as a group accounted for 68%, 70%, and 66% of the Company’s net product and engineering revenue for fiscal years 2007, 2006, and 2005, respectively.

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

The Company orders raw materials and components to complete its customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers. Although the Company works with its customers and suppliers to minimize the impact of shortages in raw materials and components, the Company sometimes experiences short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronics components. If a significant shortage of raw materials or components were to occur, the Company might have to delay shipments or pay premium pricing, which could adversely affect its operating results. In some cases, supply shortages of particular components will substantially curtail the Company’s production of products using these components. The Company is not always able to pass on price increases to its customers. Accordingly, some raw material and component price increases could adversely affect its operating results. The Company also depends on a small number of suppliers to provide many of the other raw materials and components that it uses in its business. Some of these suppliers are affiliated with customers or competitors, and others are small companies. If the Company were unable to continue to purchase these raw materials and components from its suppliers, its operating results could be adversely affected. Because many of the Company’s costs are fixed, its margins depend on the volume of output at its facilities, and a reduction in volume could adversely affect its margins.

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

The Company’s business strategy involves the pursuit of acquisitions or business combinations, which, if consummated, could be difficult to integrate, disrupt the Company’s business, dilute stockholder value, or divert management attention.

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

A delay in anticipated sales could result in the deferral of the associated revenue beyond the end of a particular quarter, which would have a significant effect on the Company’s operating results for that quarter. In addition, most of the Company’s operating expenses do not vary directly with net sales and are difficult to adjust in the short term. As a result, if net sales for a particular quarter were below the Company’s expectations, it could not proportionately reduce operating expenses for that quarter. Hence, the revenue shortfall would have a disproportionate adverse effect on its operating results for that quarter.

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

The Company believes that its future success depends upon its ability to provide research, product development, and manufacturing services that meet the changing needs of its customers. This requires that the Company successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, the Company continually evaluates the advantages and feasibility of new product designs and manufacturing processes. The Company cannot, however, be certain that its development efforts will be successful.

The September 11, 2001 terrorist attacks and the creation of the U.S. Department of Homeland Security have increased financial expectations that may not materialize.

The September 11, 2001 terrorist attacks and the subsequent creation of the U.S. Department of Homeland Security have created increased interest in the Company’s security and inspection systems. However, the level of demand for the Company’s products is not predictable and may vary over time. The Company does not know what solutions will continue to be adopted by the U.S. Department of Homeland Security as a result of terrorism and whether its products will continue to be a part of the solution. Additionally, should the Company’s products be considered as a part of the future security solution, it is unclear what the level of purchases may be and how quickly funding to purchase the Company’s products may be made available. These factors may adversely impact the Company and create unpredictability in revenues and operating results.

The Company is exposed to risks associated with international operations and markets.

The Company markets and sell products in international markets, and has established offices and subsidiaries in Denmark, Germany, Italy, and Canada. Revenues from international operations accounted for 20%, 20%, and 17% of total revenues for fiscal years 2007, 2006, and 2005, respectively. From its U.S. operations, the Company also ships directly to customers in Europe and Asia, for which shipments accounted for 28%, 30%, and 33% of total revenues for fiscal years 2007, 2006, and 2005, respectively. There are inherent risks in transacting business internationally, including:

•	changes in applicable laws and regulatory requirements;

•	export and import restrictions;

•	export controls relating to technology;

•	tariffs and other trade barriers;

•	intellectual property laws that offer less protection for the Company’s proprietary rights;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	political instability;

•	fluctuations in currency exchange rates;

•	expatriation controls; and

•	potential adverse tax consequences.

There can be no assurance that one or more of these factors will not have a material adverse effect on the Company’s future international activities and, consequently, on its business and results of operations.

If the Company becomes subject to intellectual property infringement claims, it could incur significant expenses and could be prevented from selling specific products.

The Company may become subject to claims that it infringes the intellectual property rights of others in the future. The Company cannot ensure that, if made, these claims will not be successful. Any claim of infringement could cause the Company to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against the Company could require substantial payment in damages and could also include an injunction or other court order that could prevent the Company from offering certain products.

If operators of the Company’s security and inspection systems fail to detect weapons, explosives or other devises that are used to commit a terrorist act, the Company could be exposed to product liability and related claims for which it may not have adequate insurance coverage.

The Company’s business exposes it to potential product liability risks that are inherent in the development, manufacturing, sale and service of security inspection systems. The Company’s customers use its security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. The training, reliability and competence of the customer’s operator are crucial to the detection of suspicious items. In addition, the Company’s security and inspection systems are not designed to work under all circumstances. The Company tests the reliability of its security and inspection systems during both their development and manufacturing phases. The Company also performs such tests if it is requested to perform installation, warranty or post-warranty servicing. However, the Company’s security inspection systems are advanced mechanical and electronic devices and therefore can malfunction.

As a result of the September 11, 2001, and 1993 World Trade Center bombing attacks, and the potential for future attacks, product liability insurance coverage for such threats is extremely difficult to obtain. It is very likely that, should the Company be found liable following a major act of terrorism, the insurance coverage it currently has in place would not fully cover the claims for damages.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

See Notes to Consolidated Financial Statements for further information concerning certain leases.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The current executive officers of the Company are:

Name	Age	Position	Date Since Office Has Been Held
James W. Green	49	President and Chief Executive Officer	2007
Edmund F. Becker, Jr.	71	Executive Vice President and Chief Operating Officer	2005
John J. Millerick	59	Senior Vice President, Chief Financial Officer, and Treasurer	2000
Alex A. Van Adzin	55	Vice President, General Counsel, and Secretary	2003
Donald B. Melson	55	Vice President - Corporate Controller	2006

Executive officers of the Company are elected annually by the Board and hold office until their successors are chosen and qualified, subject to earlier removal by the Board.

There are no arrangements or understandings between any executive officer of the Company and any other person(s) pursuant to which such executive officer was selected as an officer of the Company.

James W. Green joined the Company as President and Chief Executive Officer in May 2007. Mr. Green was previously Regional Vice President, California Division, of Quest Diagnostics Incorporated, a leading provider of diagnostic testing, information, and services, from April 2005 to May 2007. Before joining Quest Diagnostics Incorporated, Mr. Green was Senior Vice President & General Manager of Computed Tomography for Philips Medical Systems, a global leader in the business of developing, manufacturing, and marketing computed tomography equipment used in medical imaging applications, from October 2001 to April 2005.

Edmund F. Becker, Jr. was appointed Executive Vice President and Chief Operating Officer in November 2005. Dr. Becker was appointed President and Chief Operating Officer in November 2006. Dr. Becker was appointed Analogic’s Executive Vice President and Chief Operating Officer in May 2007. Dr. Becker has been an employee of Analogic since 1977. Serving many years as Vice President and General Manager of the Medical Imaging Components Division, Dr. Becker headed Analogic’s medical imaging subsystems business as Analogic developed into the world’s leading supplier of subsystems to original equipment manufacturers in the emerging field of diagnostic medical imaging.

John J. Millerick joined the Company as Senior Vice President, Chief Financial Officer, and Treasurer in January 2000. Mr. Millerick was previously Senior Vice President and Chief Financial Officer of CalComp Technology, Inc., a manufacturer of computer technology and peripherals, from 1996 to 1999. Before joining CalComp Technology, Inc., Mr. Millerick was Vice President-Finance of the Personal Computer Unit of Digital Equipment Corporation, a computer manufacturer, from 1994 to 1995. Before joining Digital Equipment Corporation, Mr. Millerick served in several management positions at Wang Laboratories, leaving as Vice President-Corporate Controller and Acting Chief Financial Officer.

Alex A. Van Adzin joined the Company as Vice President, General Counsel, and Clerk in October 2003. Mr. Van Adzin was appointed Vice President, General Counsel, and Secretary in April 2005. Mr. Van Adzin was engaged in private legal practice from 2002 to October 2003. Mr. Van Adzin was Senior Vice President, General Counsel, and Secretary at ManagedComp, Inc., a managed care workers’ compensation company, from 2001 to 2002. Prior to that, Mr. Van Adzin was Corporate Counsel at the Liberty Mutual Group, a diversified financial services company, from 1996 to 2001. Before joining Liberty Mutual Group, Mr. Van Adzin was Vice President and Corporate Counsel at Abex Inc., a diversified aerospace and automotive products company, from 1990 to 1995.

Donald B. Melson joined the Company as Vice President—Corporate Controller in March 2006. Mr. Melson was previously Vice President and Corporate Controller of Millipore Corporation, a publicly held global manufacturer of products and services for biopharmaceutical manufacturing and life science laboratories, from 2000 to 2006. Prior to this position, Mr. Melson held a number of financial management positions in Millipore Corporation and W. R. Grace & Co.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the NASDAQ Global Select Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of the Common Stock, as reported by the NASDAQ Global Select Market, for each quarterly period indicated in the table below:

Fiscal Year	High	Low
2006
First Quarter	$53.00	$46.00
Second Quarter	56.76	44.95
Third Quarter	67.48	52.75
Fourth Quarter	65.10	43.78

2007
First Quarter	$59.35	$44.27
Second Quarter	59.42	48.00
Third Quarter	63.97	52.80
Fourth Quarter	75.92	61.15

As of August 31, 2007, there were approximately 866 holders of record of Common Stock.

Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends of $0.10 per share were declared for each of the quarters of fiscal year 2007. A dividend of $0.08 per share was declared for the first quarter of fiscal year 2006, and dividends of $0.10 per share were declared for each of the subsequent three quarters of fiscal year 2006. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

The following table provides information about repurchases by the Company of Common Stock during the fourth quarter of fiscal year 2007.

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/07-5/31/07	—		$—	—	—
6/1/07-6/30/07	362,678	(2)	$71.77	359,515	458,515
7/1/07-7/31/07	458,515		$74.56	458,515	—

Total	821,193		$73.33	818,030	—

(1)	Except as noted in note (2), all shares were purchased in open-market transactions pursuant to a repurchase program authorized by the Board that was announced on June 7, 2007 to repurchase up to $60.0 million of the Company’s Common Stock. The repurchase program was funded using the Company’s available cash. During the fourth quarter of fiscal year 2007, the Company repurchased 818,030 shares of Common Stock under this repurchase program for $60.0 million at an average purchase price of $73.35 per share. The repurchase program was completed on July 26, 2007.
(2)	Includes an aggregate of 3,163 shares surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the shares of Common Stock authorized for issuance under the Company’s equity compensation plans as of July 31, 2007:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	338,588	$47.55	1,097,189	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	338,588	$47.55	1,097,189	(1)

(1)	Includes 478,102 shares issuable under the Company’s Employee Stock Purchase Plan in connection with current and future offering periods under that plan.

Comparison of Five-Year Cumulative Total Returns

The graph below compares the cumulative total stockholder return on the Company’s Common Stock with the cumulative total return on the Center for Research in Security Prices of the University of Chicago (“CRSP”) Total Return Index for the NASDAQ Stock Market (U.S. Companies) and the CRSP Total Return Index for all NASDAQ stocks with SIC Codes related to the Company’s business. The graph assumes $100 invested on July 31, 2002, in the Company’s Common Stock and $100 invested at that time in each of the NASDAQ indexes. The comparison assumes that all dividends are reinvested.

Comparison of Five – Year Cumulative Total Returns
Performance Graph for
ANALOGIC CORPORATION
Produced on 9/17/2007 including data to 7/31/2007

$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
07/31/2002
07/31/2003
07/30/2004
07/29/2005
07/31/2006
07/31/2007
212.9
192.6
169.1

Legend

Symbol	CRSP Total Returns Index for:	07/2002	07/2003	07/2004	07/2005	07/2006	07/2007
——— ■	ANALOGIC CORPORATION	100.0	119.8	103.6	129.0	115.7	169.1
— — ★	Nasdaq Stock Market (US Companies)	100.0	130.6	142.3	165.6	159.2	192.6
- - ▲	NASDAQ Stocks (SIC 3800 – 3899 US Companies) Measuring instruments; photo, med & optical goods; timepieces	100.0	130.2	147.6	174.7	166.7	212.9

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year–end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 07/31/2002.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved. Copyright 2007.

Item 6.	Selected Financial Data

The following selected consolidated financial data are derived from the Company’s Consolidated Financial Statements and notes thereto and should be read in connection with, and are qualified in their entirety, by the Company’s Consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	(In Thousands, except per share data)
	Year Ended July 31,
	2007	2006	2005	2004	2003
Total net revenue	$340,782	$351,445	$326,479	$304,205	$431,654
Total cost of sales (A)	223,567	230,310	203,089	184,948	254,497
Gross margin	117,215	121,135	123,390	119,257	177,157
Income (loss) from operations (A)	2,325	(5,249)	1,203	7,463	73,641
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle (B)	15,380	4,600	34,659	10,155	52,002
Income (loss) from discontinued operations	—	139	(5,797)	(1,801)	(2,471)
Gain on disposal of discontinued operations (C)	—	20,207	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	120	—	—	—

Net income	$15,380	$25,066	$28,862	$8,354	$49,531

Basic earnings (loss) per share:
Income from continuing operations	$1.11	$0.34	$2.55	$0.75	$3.92
Income (loss) from discontinued operations, net of tax	—	0.01	(0.42)	(0.13)	(0.18)
Gain on disposal of discontinued operations, net of tax	—	1.47	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	0.01	—	—	—

Net income	$1.11	$1.83	$2.13	$0.62	$3.74

Diluted earnings (loss) per share:
Income from continuing operations	$1.10	$0.33	$2.54	$0.75	$3.88
Income (loss) from discontinued operations, net of tax	—	0.01	(0.42)	(0.13)	(0.18)
Gain on disposal of discontinued operations, net of tax	—	1.46	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	0.01	—	—	—

Net income	$1.10	$1.81	$2.12	$0.62	$3.70

Cash dividends declared per common share	$0.40	$0.38	$0.32	$0.32	$0.32
Weighted average shares outstanding:
Basic	13,814	13,704	13,566	13,463	13,251
Diluted	13,946	13,853	13,619	13,519	13,394
Cash, cash equivalents, and marketable securities	$228,545	$258,237	$220,454	$176,637	$177,961
Working capital	300,114	334,955	300,027	263,493	262,524
Total assets	459,141	488,645	496,705	452,822	457,417
Long-term liabilities	456	840	914	998	8,687
Stockholders’ equity	393,357	431,925	399,157	367,167	356,090

(A)	In fiscal year 2007, the Company recorded $9,705 of pre-tax charges related primarily to the future use and realizability of certain inventory, software license, and capitalized software. Of the total charges, $8,625 was recorded in cost of sales and $1,080 was recorded in operating expenses. In fiscal year 2006, the Company recorded $14,876 of pre-tax charges related primarily to the future use and realizability of certain inventory and capitalized software. Of the total charges, $7,361 was recorded in cost of sales and $7,515 was recorded in operating expenses. In fiscal year 2005, the Company recorded $3,000 in operating expenses related primarily to asset impairment losses on certain investments.
(B)	The Company recorded a gain on the sale of other investments on a pre-tax basis of $4,036 in fiscal year 2007, related to the Company’s sale of its equity interest in BIR. The Company recorded a gain on the sale of marketable securities on a pre-tax tax basis of $43,829 in fiscal year 2005, related to the Company’s sale of its equity interest in Cedara Software Corporation (“Cedara”).
(C)	The Company recorded a gain on the sale of Camtronics as a discontinued operation in fiscal year 2006. There were no discontinued operations in any of the other periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (“Exchange Act”). All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See “Risk Factors” in Item 1A.

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. All dollar amounts in this Item 7 are in thousands except per share data.

Summary

The Company is engaged primarily in the design, manufacture, and sale of high-technology, high-performance, high-precision data acquisition conversion (analog/digital) and signal processing instruments and systems to customers that manufacture products primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products.

The following is a summary of the areas that management believes are important in understanding the results of the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the Audited Consolidated Financial Statements and notes that appear elsewhere in this document.

	Fiscal Year		Percentage Decline
	2007	2006
Net sales	$340,782	$351,445	-3%
Gross margin %	34.4%	34.5%
Operating expenses	$114,890	$126,384	-9%
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$15,380	$4,600
Diluted EPS from continuing operations	$1.10	$0.33

Net revenue for fiscal year 2007 was $10,663, or 3%, lower than fiscal year 2006, due primarily to a decrease in product revenues of $10,565, or 3%. The decrease in product revenues is due primarily to lower shipments of EXACT systems, which resulted in product revenue for Security Technology products of $34,582 in fiscal year 2007 as compared to $58,087 in fiscal year 2006, a decline of $23,505. In addition, product revenue from Digital Radiography products declined by $7,407, or 31%, for fiscal year 2007 as compared to fiscal year 2006. These decreases were partially offset by increased sales of Medical Imaging and B-K Medical products of $11,924 and $6,718, respectively, during fiscal year 2007 as compared to fiscal year 2006.

Gross margin percentage for fiscal year 2007 of 34.4% remained relatively consistent with the gross margin percentage of 34.5% for fiscal year 2006. In fiscal year 2007, the Company recorded asset impairment charges of $8,625 in cost of sales related to the write-down of its digital radiography business. In fiscal year 2006, the Company recorded asset impairment charges of $7,361 related to the write-downs of a program in its CT Medical business and the restructuring of AnaSky Limited, formerly known as SKY Computers, Inc. (“SKY”), a wholly owned subsidiary. Engineering gross margin increased $3,550 to $1,446 in 2007 from a loss of $2,104 in the prior year. In fiscal year 2006, the losses were due primarily to costs in excess of contract revenues for several U.S. Government projects in the Security Technology business.

Total operating expenses decreased by $11,494 for fiscal year 2007 as compared to fiscal year 2006. Lower engineering and development material spending, share-based compensation expense, restructuring and asset impairment charges, and cost saving initiatives contributed to the decrease.

Diluted earnings per share from continuing operations increased $0.77 to $1.10 for fiscal year 2007 as compared to $0.33 for fiscal year 2006. Lower restructuring and asset impairment charges in 2007 as compared with 2006 as well as the 2007 gains on the sale of the Company’s investments in SKY and Bio-Imaging Research, Inc. (“BIR”) and an increase in interest income contributed to the improvement.

As a result of continuing losses in its digital radiography business and the related business outlook, the Company evaluated the net realizability of all of the assets related to this business at October 31, 2006. As a result, the Company recorded an asset impairment charge of $9,705 associated with the write-down of the Company’s digital radiography system business assets to their estimated fair values as a group based upon the present value of estimated future cash flows of the business. Of the $9,705 in asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. The $1,080 asset impairment charge recorded as operating expenses included $696 related to capitalized software under development at the time and $384 related to other assets. During fiscal year 2007, the Company continued to consider several alternatives regarding how to reduce future losses of the digital radiography business. In August 2007, the Company notified customers of its subsidiary, ANEXA Corporation (“Anexa”), that sales and marketing of Anexa products would cease immediately, but that Analogic would continue to service and support the products currently with customers for the foreseeable future.

On November 1, 2006, the Company sold certain assets and liabilities of SKY, including its obligation to service previously sold products, for a price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid in December 2006, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in fiscal year 2007.

On May 23, 2007, BIR, of which the Company had approximately a 17% ownership interest, declared a dividend, of which $1,429 was paid to the Company on May 24, 2007. This investment was being accounted for under the cost method, and as of April 30, 2007, the book value was $200. On May 24, 2007, the Company sold its entire ownership interest in BIR for $3,714, of which $2,807 was paid in cash upon closing and the remaining $907 will be held in escrow for a period of up to two years from the date of closing to secure any indemnification claims. The Company recorded income before taxes on the sale and related dividend income of $4,036 during fiscal year 2007 based on the cash received. The escrowed balance, less any amounts used to satisfy indemnification claims, will be recognized as income as the cash is received. On September 4, 2007, the Company received $84 of the $907 held in escrow, which will be recorded as income in the first quarter of fiscal year 2008.

On June 7, 2007, the Company announced that its Board of Directors (the “Board”) on June 5, 2007 had authorized the repurchase of up to $60,000 of the Company’s Common Stock. The repurchase program was funded using the Company’s available cash. During the fourth quarter of fiscal year 2007, the Company repurchased 818,030 shares of Common Stock under this repurchase program for $60,000 at an average purchase price of $73.35 per share. The repurchase program was completed on July 26, 2007. The Company’s cash, cash equivalent and marketable securities decreased $29,692 from $258,237 at July 31, 2006 to $228,545 at July 31, 2007 primarily as a result of the Common Stock repurchase.

On November 8, 2006, John W. Wood Jr. resigned as the Company’s President. Mr. Wood’s retirement as the Company’s CEO and as a director was effective December 31, 2006. The Board appointed Dr. Edmund F. Becker, Jr. as President and Chief Operating Officer effective November 8, 2006, on an interim basis. The Board appointed Bernard M. Gordon as Executive Chairman and John A. Tarello, the Company’s former Chairman of the Board, as Vice Chairman of the Board, on an interim basis while a search for a successor to Mr. Wood was conducted. As Executive Chairman, Mr. Gordon served as Chairman of the Board and as the Company’s principal executive officer. On May 7, 2007, the Board appointed James W. Green as the Company’s President and Chief Executive Officer, effective May 21, 2007. Effective May 21, 2007, Mr. Gordon ceased being the Company’s Executive Chairman and principal executive officer, but continued to serve as an advisor to the Company through July 31, 2007. Mr. Gordon will continue to serve as Chairman of the Board. Also effective May 21, 2007, Dr. Becker ceased being the Company’s President and was appointed as Executive Vice President, while maintaining his role as Chief Operating Officer.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006

Net revenue and gross margin for fiscal year 2007 as compared with fiscal year 2006, are summarized in the tables below.

Product Revenue

	Fiscal Year		Percentage Decline
	2007	2006
Products	$312,921	$323,486	-3%
Gross margin	111,724	118,520	-6%
Gross margin %	35.7%	36.6%

Product revenue for fiscal year 2007 decreased $10,565, or 3%, over fiscal year 2006, which was due primarily to Security Technology product revenues of $34,582 for fiscal year 2007 as compared to $58,087 for fiscal year 2006, a decline of $23,505, or 40%. The decrease in Security Technology product revenues was due primarily to a decline in shipments of EXACT systems to 52 units in fiscal year 2007 from 107 units in fiscal year 2006 due to a decline in orders. In addition, revenue from Digital Radiography products declined by $7,407, or 31%, for fiscal year 2007 as compared to fiscal year 2006. The decline in Digital Radiography product sales was consistent with the Company’s business outlook during the first quarter of fiscal year 2007 that led to an asset impairment charge of $9,705 as discussed under the section “Asset Impairment Charges” below. The November 1, 2006 sale of certain assets and liabilities of SKY, which had no revenue in fiscal year 2007 as compared to $4,868 for fiscal year 2006, also contributed to the product revenue decrease. These decreases were partially offset by increased sales of Medical Imaging and B-K Medical products of $11,924, or 7%, and $6,718, or 9%, respectively, during fiscal year 2007 as compared to fiscal year 2006. The increase in Medical Imaging products was driven by strong demand for 16-slice and 64-slice data acquisition systems, CT subsystems, and MRI subsystems. The increase in B-K Medical revenues was due primarily to foreign currency exchange rates.

Product gross margin decreased to 35.7% for fiscal year 2007, from 36.6% for fiscal year 2006. The decrease was due primarily to an increase in asset write-downs of $1,264 in fiscal year 2007 as compared to fiscal year 2006, which is discussed under the section “Asset Impairment Charges”. Also contributing to the decrease in the product gross margin was the reduced manufacturing efficiency in Security Technology products caused by lower production volumes. These decreases were partially offset by efficiencies resulting from increased volume of certain Medical Technology products such as the 16-slice and 64-slice data acquisition systems and CT subsystems as well as improved margins on ultrasound products as a result of favorable product and distribution channel price mix and continued product cost reductions.

Engineering Revenue

	Fiscal Year		Percentage Growth (Decline)
	2007	2006
Engineering	$17,182	$17,859	-4%
Gross margin	1,446	(2,104)	169%
Gross margin %	8.4%	-11.8%

Engineering revenue decreased $677, or 4%, for fiscal year 2007 as compared to fiscal year 2006. The decrease was due primarily to $1,900 of funding the Company received during fiscal year 2006 on a completed Digital Radiography products project for which the costs had been expensed in prior periods due to the uncertainty of their recovery. This decrease was partially offset by an increase of $1,673 in Medical Technology projects from $7,570 in fiscal year 2006 to $9,243 due to the completion of a data management system project for an OEM customer that resulted in revenue of $1,688 under the completed contract method. Engineering revenue for Security Technology products remained relatively constant with $5,972 is fiscal year 2007 as compared to $6,224 in fiscal year 2006.

The engineering gross margin for fiscal year 2007 was $1,446 as compared to a loss of $2,104 for fiscal year 2006, an increase of $3,550. The increase was due primarily to gross margin of $2,000 on two contracts with the TSA related to Security Technology products during fiscal year 2007. The increase was additionally due to the Company completing work on a Security Technology project that resulted in gross margin of $793 under the completed contract method. These increases were partially offset by costs in excess of contract revenue of $1,706 on Medical Technology projects. The loss of $2,104 for fiscal year 2006 was made up primarily of costs in excess of contract revenues for Medical Technology and Security Technology projects, which includes approximately $4,061 for three U.S. government projects. These costs in excess of contract revenues was partially offset by $1,900 of additional funds received on a completed project for which the costs had been previously expensed in prior periods due to the uncertainty of their recovery.

Other Revenue

Other revenue of $10,679 and $10,100 for fiscal years 2007 and 2006, respectively, represents revenue from the hotel operations. The increase was due primarily to higher occupancy rates and an increase in room rates.

Asset Impairment Charges

Asset impairment charges included in costs of sales increased by $1,264 from $7,361 in fiscal year 2006 to $8,625 in fiscal year 2007. The $7,361 of asset impairment charges incurred in fiscal year 2006 related to a write-down of $5,772 related to certain inventories of a CT Medical program due to uncertainty that arose with respect to the viability of the program based on discussions with an OEM customer. Also included in the $7,361 was a write-down of $1,179 related to SKY inventory as the result of the Company’s decision to restructure SKY during fiscal year 2006 based on continued lower-than-expected sales. During the quarter ended July 31, 2006, the Company decided to close the business operations of SKY based on continued lower-than-expected sales, which resulted in an additional write-down of $410 of inventory. On November 1, 2006, the Company sold certain assets of SKY and its obligation to service previously sold products for a purchase price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in fiscal year 2007.

As a result of continuing losses and the business outlook of its digital radiography business, during fiscal year 2007, the Company recorded asset impairment charges of $9,705 associated with the write-down of the digital radiography business assets to their estimated net realizable values as a group. Of the $9,705 asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. In August 2007, the Company notified customers of Anexa that sales and marketing of Anexa products would cease immediately, but that Analogic would continue to service and support the products previously sold to customers for the foreseeable future.

Operating Expenses

Operating expenses declined $11,494, or 9% in fiscal year 2007 as compared with fiscal year 2006 as shown below.

	Fiscal Year		Percentage of Revenue
	2007	2006	2007	2006
Research and product development	$46,955	$51,790	13.8%	14.8%
Selling and marketing	30,066	29,242	8.8%	8.3%
General and administrative	36,789	37,837	10.8%	10.8%
Restructuring and asset impairment charges	1,080	7,515	0.3%	2.1%

	$114,890	$126,384	33.7%	36.0%

Research and product development expenses decreased $4,835 from fiscal year 2006 to fiscal year 2007. The decrease was related primarily to less spending on engineering and development materials, a decline in the share-based compensation expense of $531, the closure of SKY’s business operations last year, which had research and development spending of $983 in fiscal year 2006, and implemented cost saving initiatives.

Selling and marketing expenses increased $824 from fiscal year 2006 to fiscal year 2007. The increase was due primarily to increases in sales incentive bonuses and consulting costs of $496 and $511, respectively.

General and administrative expenses decreased $1,048 from fiscal year 2006 to fiscal year 2007. The decrease was related primarily to $687 from the closure of SKY’s business operations last year and a decline in the share-based compensation expense of $1,107 and Sarbanes-Oxley Act compliance costs and audit fees of $2,122 from fiscal year 2006 to fiscal year 2007. These decreases were partially offset by a real estate tax abatement credit received during fiscal year 2006, which reduced spending in that period, and an increase in bonus and profit sharing costs of $1,129 from fiscal year 2006 to fiscal year 2007.

Restructuring and asset impairment charges were $1,080 for fiscal year 2007, as compared to $7,515 for fiscal year 2006. During fiscal year 2007, the Company recorded an asset impairment charge of $1,080 related to its digital radiography system business. Included in this charge is $696 related to capitalized software still in development and $384 related to other assets. Fiscal year 2006 includes a charge of $7,515, which is made up of the following four items: a $5,808 asset impairment charge related primarily to the discontinuance of a medical CT workstation development program; a $216 impairment charge recorded for its investment in PhotoDetection Systems, Inc. (“PDS”) based on the Company’s review for other-than-temporary impairment; a $275 impairment charge recorded for the Company’s investment in Shenzhen Anke High Tech Co. Ltd (“SAHCO”) based on a review for other-than-temporary impairment; and a $1,216 restructuring charge related to SKY, which included $906 for severance and $310 for a writedown of capital assets.

Other (Income) Expense

Interest income, net was $12,755 for fiscal year 2007 as compared to $10,155 for fiscal year 2006. The increase was due primarily to higher invested cash balances and to higher effective interest rates.

The Company recorded an equity loss in unconsolidated affiliates of $667 related to PDS for fiscal year 2007 compared to an equity loss of $787 for fiscal year 2006, of which $455 related to SAHCO and $332 related to PDS.

The gain on sale of other investments for fiscal year 2007 includes dividend income and a gain on sale of the Company’s 17% ownership interest in BIR totaling $4,036 in fiscal year 2007.

Other income was $226 and $14 for fiscal years 2007 and 2006, respectively. The increase in other income was predominantly due to foreign currency exchange gains realized by the Company’s Canadian and Danish subsidiaries. In addition, during fiscal year 2007, the Company recorded a gain of $205 from the sale of SKY assets, which was offset by the recovery of a $197 bad debt write-off in a prior year during fiscal year 2006.

Provision for Income Taxes

The effective tax rate for fiscal years 2007 and 2006 was a provision of 18% and a benefit of 11%, respectively. The effective tax rate for fiscal year 2007 includes a benefit of 4% in conjunction with the closure of the SKY business and a benefit of 5% due to the release of tax reserves resulting from the expiration of statutes of limitations on prior year tax filings and for an Internal Revenue Service (“IRS”) refund of $313. The fiscal year 2007 rate also includes the reinstatement of the U.S research and experimentation credit as of January 1, 2006 and a reduction in the Danish tax rate from 28% to 25%. The lower rate in fiscal year 2006 was due primarily to reduced income, with a tax benefit from foreign operations due to a lower foreign tax rate. Also contributing to the reduced rate for fiscal year 2006 rate was the tax reserve release of $332 for an IRS refund and a provision-to-return adjustment in the third quarter of fiscal year 2006, which provided an out-of-period tax benefit of $329.

Net Income and Earnings per Share

Net income and earnings per share from continuing operations for fiscal year 2007 and fiscal year 2006, were as follows:

	Fiscal Year
	2007	2006
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$15,380	$4,600
% of net revenue	4.5%	1.3%
Diluted EPS from continuing operations	$1.10	$0.33

Net income from continuing operations was $15,380 for fiscal year 2007 as compared to net income from continuing operations of $4,600 for fiscal year 2006. Basic and diluted earnings per share from continuing operations for fiscal year 2007 was $1.11 and $1.10, respectively, as compared to basic and diluted earnings per share of $0.34 and $0.33, respectively, for fiscal year 2006. Net income for fiscal years 2007 and 2006 included pre-tax charges of $9,705 and $14,876, respectively, related to asset impairments and restructuring. Net income from fiscal year 2007 also includes dividend income and a gain on sale of the Company’s 17% ownership interest in BIR, totaling $4,036.

Fiscal Year 2006 Compared to Fiscal Year 2005

Net revenue and gross margin for fiscal year 2006 as compared with fiscal year 2005 are summarized in the tables below.

Product Revenue

	Fiscal Year		Percentage Growth
	2006	2005
Products	$323,486	$298,157	8%
Gross margin	118,520	116,993	1%
Gross margin %	36.6%	39.2%

Product revenue in fiscal year 2006 was $323,486 as compared to $298,157 in fiscal year 2005, an increase of $25,329, or 8%. The increase in product revenue was due primarily to sales of Medical Technology Products, which increased by $19,157, or 8%, over the prior year. This increase was due primarily to increased sales of the Company’s data acquisition products of $8,181, digital radiography equipment of $8,049, and ultrasound equipment of $6,369, partially offset by continued lower demand for the Company’s sub systems used in MRI scanners. Increased product revenue for Security Technology Products of $8,282, or 17%, over the prior year resulted from the sale of an additional 30 EXACT systems, partially offset by a decrease in spare part sales. The revenue increase for Medical Technology Products and Security Technology Products was partially offset by a decrease of $2,132 of Corporate and other revenue due primarily to lower demand for embedded multiprocessing products as the Company exits this business.

Product gross margin increased $1,527 in fiscal year 2006 over fiscal year 2005, due primarily to higher revenue. Product gross margin percentage decreased to 36.6% of product revenue in fiscal year 2006 from 39.2% of product revenue in fiscal year 2005. Excluding the asset impairment charge of $7,361 in fiscal year 2006, the product gross margin percentage of 38.9% for fiscal year 2006 was relatively consistent with the gross margin percentage of 39.2% in fiscal year 2005.

Engineering Revenue

	Fiscal Year		Percentage Decline
	2006	2005
Engineering	$17,859	$19,168	-7%
Gross margin	(2,104)	2,509	-184%
Gross margin %	-11.8%	13.1%

Engineering revenue in fiscal year 2006 was $17,859 as compared to $19,168 in fiscal year 2005, a decrease of $1,309, or 7%. This decrease resulted primarily from lower revenue for security engineering funded projects of approximately $2,533, due primarily to a large funded project which was completed last year. This decrease was partially offset by increased funding for certain customer funded projects for Medical Technology Products.

The engineering gross margin decreased by $4,613 in fiscal year 2006 over fiscal year 2005, due primarily to Security Products contract costs exceeding the U.S. Transportation Security Administration (“TSA”) funded amounts.

Other Revenue

Other revenue of $10,100 and $9,154 in fiscal year 2006 and fiscal year 2005, respectively, represents revenue from the Company’s hotel operation. This increase was due primarily to higher occupancy rates.

Operating Expenses

Operating expenses increased $4,197 or 3.4% in fiscal year 2006 as compared with fiscal year 2005 as shown below.

	Fiscal Year		Percentage of Revenue
	2006	2005	2006	2005
Research and product development	$51,790	$50,470	14.8%	15.5%
Selling and marketing	29,242	29,168	8.3%	8.9%
General and administrative	37,837	39,549	10.8%	12.1%
Restructuring and asset impairment charges	7,515	3,000	2.1%	0.9%

	$126,384	$122,187	36.0%	37.4%

Research and product development expenses were $51,790 in fiscal year 2006 as compared to $50,470 in fiscal year 2005, or 14.8% and 15.5% of total revenue, respectively, in each year. The increase in research and product development expenses of $1,320 was due primarily to approximately $2,377 of increased personnel and related costs including expenses for share-based payments in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This increase was required to support product development focused on a number of projects for security systems, as well as developing a new generation of medical imaging equipment, and an extended family of multi-slice CT data acquisition systems. Partially offsetting this increase were savings realized from the restructuring of SKY.

Selling and marketing expenses were $29,242 and $29,168, respectively, for fiscal years 2006 and 2005. Selling and marketing expenses were 8.3% of total revenue in fiscal year 2006 as compared to 8.9% of total revenue in fiscal year 2005. Although selling and marketing expenses remained basically unchanged in fiscal year 2006 versus fiscal year 2005, fiscal year 2006 includes $237 of share-based payments for the adoption of SFAS 123(R).

General and administrative expenses were $37,837 in fiscal year 2006, or 10.8% of total revenue, as compared to $39,549 in fiscal year 2005, or 12.1% of total revenue. The decrease of $1,712 was attributable primarily to non-recurring legal costs related to the Camtronics’ review of revenue recognition procedures, and lower expenses to comply with the Securities and Exchange Commission (“SEC”) internal control rules as compared to the prior year. These reductions were offset partially by expenses associated with share-based payments in connection with the adoption of SFAS 123(R) and other general expenses.

Restructuring and asset impairment charges were $7,515 in fiscal year 2006, as compared to $3,000 in fiscal year 2005. In fiscal year 2006, asset impairment charges related primarily to a medical CT development program of $1,958; the discontinuance of a medical CT workstation development program of $3,850; and severance costs and certain write-downs of capital assets for the restructuring of SKY of $1,216. In fiscal year 2005 the restructuring and asset impairment charges of $3,000 related to PDS based on the net realizable value of the Company’s investment of $2,160, and $840 related to the re-alignment of certain technologies and research and development activities.

The impact of adopting SFAS 123(R) in fiscal year 2006 on operating expenses was approximately $3,269.

Software development costs of $1,109 and $3,530 were capitalized in fiscal year 2006 and fiscal year 2005, respectively. Amortization of capitalized software costs amounted to $1,157 and $857 in fiscal year 2006 and fiscal year 2005, respectively, and is included in product cost of sales in the Company’s Consolidated Statements of Operations.

Other (Income) Expense

Interest income in fiscal year 2006 was $10,223 as compared to $5,243 in fiscal year 2005. The increase of $4,980 was primarily the results of higher effective interest rates on short-term investments and a higher invested cash balance primarily due to the proceeds from the Company’s sale of Camtronics for approximately $40,000.

The Company recorded an equity loss on its unconsolidated affiliated investments of $787 as compared to an equity gain of $283 in fiscal year 2006 and fiscal year 2005, respectively. The equity loss in fiscal year 2006 consists of $455 and $332 for the Company’s share of losses in SAHCO and PDS, respectively. The equity gain in fiscal year 2005 consists of a gain of $474 for the Company’s share of profit in SAHCO, partially offset by a loss of $191 for the Company’s share of losses in Cedara.

Gain on sale of marketable securities of $43,829 in fiscal year 2005 represents the gain related to the Company’s sale of its equity interest in Cedara.

Provision for Income Taxes

The effective tax rate on continuing operations for fiscal year 2006 was a benefit of 11% as compared to an expense of 31% for fiscal year 2005. The rate reduction is due primarily to reduced income, with a tax benefit from overseas operations and the tax reserve release of $332 for an IRS refund also reducing the rate. In addition, during the third quarter of fiscal year 2006 the Company recorded a provision-to-return adjustment which provided an out-of-period tax benefit of $329. The rate reduction was offset, in part, by the setting up of a valuation allowance for state income tax credits and by the suspension of the federal research credit.

Net Income and Earnings per Share

Net income and earnings per share from continuing operations for fiscal year 2006 and fiscal year 2005, were as follows:

	Fiscal Year
	2006	2005
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$4,600	$34,659
% of net revenue	1.3%	10.6%
Diluted EPS from continuing operations	$0.33	$2.54

Net income from continuing operations in fiscal year 2006 was $4,600 as compared to $34,659 in fiscal year 2005. Basic earnings per share from continuing operations were $0.34 in fiscal year 2006 as compared to $2.55 in fiscal year 2005. Diluted earnings per share from continuing operations were $0.33 in fiscal year 2006 as compared to $2.54 in fiscal year 2005. Net income for fiscal year 2006 included pre-tax charges of $14,876 related to asset impairments and restructuring. Net income for fiscal year 2005 includes an after-tax gain of approximately $27,388, or $2.01 per diluted share, related to the Company’s sale of its equity interest in Cedara. In addition, pre-tax charges of $3,000 related to asset impairments were included in fiscal year 2005 net income.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $228,545 and $258,237 at July 31, 2007 and July 31, 2006, respectively. Working capital was $300,114 and $334,955 at July 31, 2007 and July 31, 2006, respectively. The Company’s balance sheet reflected a decline in the current ratio to 5.6 to 1 at July 31, 2007 as compared to 7.0 to 1 at July 31, 2006, due to the cash used by the Company’s stock repurchase in fiscal year 2007 of $60,000. Liquidity has been provided principally through funds provided from operations with short-term time deposits and marketable securities available to provide additional sources of cash.

The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates, and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. The Company’s primary exposure is related to fluctuations between the U.S. dollar and local currencies for the Company’s subsidiaries in Canada and Europe.

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2007, due to the short maturities of these instruments.

The Company maintains a limited bond investment portfolio of various issuers, types, and maturities. This portfolio is classified on the balance sheet as either cash and cash equivalents or marketable securities, depending on the lengths of time to maturity from original purchase. Cash equivalents totaled $226,545 at July 31, 2007 and include all highly liquid investments with maturities of three months or less from the time of purchase. Investments having maturities from the time of purchase in excess of three months totaled $2,000 at July 31, 2007 and are stated at amortized cost, which approximates fair value, and are classified as available for sale. A rise in interest rates could have an adverse impact on the fair value of the Company’s investment portfolio. The Company does not currently hedge these interest rate exposures.

Net cash provided by operating activities for continuing operations was $34,221 in fiscal year 2007, $12,516 in fiscal year 2006, and $7,016 in fiscal year 2005. The cash flows generated from operating activities for continuing operations in fiscal year 2007 were due primarily to net income of $15,380, the non-cash impact of asset impairment charges of $9,705, and depreciation and amortization of $14,565, partially offset by the gain on sale of BIR of $4,036, an increase in deferred income taxes of $2,806, and a net change in operating assets and liabilities of $860. The net change in operating assets and liabilities was due primarily to increases in accounts receivable, inventories, and other assets of $6,042, $1,532, and $1,435, respectively, partially offset by increases in accounts payable, accrued liabilities, and advanced payments and deferred revenue of $3,974, $1,135, and $2,543, respectively.

The increase in deferred income taxes of $2,806 is due primarily to tax benefits derived from the $9,705 digital radiography business asset impairment charge partially offset by the disposition of obsolete inventory due to the sale of SKY in fiscal year 2007.

The increase in accounts receivable of $6,042 is due primarily to an increase in revenues of $9,215 for the fourth quarter of fiscal year 2007 as compared to fiscal year 2006 as well as to an increase of two days in the age of receivables from 54 days at July 31, 2006 to 56 days at July 31, 2007. The increase in inventories of $1,532 is due primarily to additional inventory needs in fiscal year 2007 due to the growth of the Medical Imaging Products business and the increase in the backlog to $101,574 at July 31, 2007 as compared to $74,691 at July 31, 2006. The increase in other assets of $1,435 is due primarily to an increase of deferred costs on engineering projects accounted for using the completed contract method.

The increase in accounts payable was due to timing of vendor payments. The increase in accrued liabilities was due primarily to an increase in employee compensation and benefits from July 31, 2006 to July 31, 2007 due to additional bonus and profit-sharing accruals. The increase in advance payments and deferred revenue was due primarily to $2,253 of revenue deferred for a contract that has undelivered elements, for which the Company does not have fair value.

Net cash used for investing activities for continuing operations was $1,587 in fiscal year 2007 as compared to net cash provided by investing activities of $29,452 and $49,122 in fiscal years 2006 and 2005, respectively. The cash used for investing activities for continuing operations in fiscal year 2007 was due primarily to capital expenditures and software development costs of $8,988 and $1,295, respectively, partially offset by the dividend income and sale proceeds of the Company’s interest in BIR totaling $4,236 and maturities of marketable securities of $3,800.

Net cash used for financing activities from continuing operations was $60,001 and $149 in fiscal years 2007 and 2005, respectively, as compared to cash provided by financing activities from continuing operations of $248 for fiscal year 2006. Net cash used for financing activities from continuing operations in fiscal year 2007 consisted of $5,589 for dividends paid to stockholders and $60,000 to repurchase the Company’s shares of Common Stock, partially offset by cash received from the issuance of stock pursuant to the Company’s employee stock option and stock purchase plans of $5,111.

The Company believes that its balances of cash and cash equivalents, marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations at July 31, 2007, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$6,808	$1,956	$2,448	$1,107	$1,297
Purchase obligations	35,484	31,116	4,368	—	—

	$42,292	$33,072	$6,816	$1,107	$1,297

The Company currently has approximately $23,954 in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings or off-balance sheet arrangements in fiscal year 2007 or fiscal year 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. The Company is required to adopt FIN No. 48 effective as of August 1, 2007. The Company is currently evaluating the effect FIN No. 48 will have on its financial statements.

The Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective December 15, 2006. SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income and in a separate component of shareholder’s equity. The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on the Company’s Consolidated Balance Sheet at July 31, 2007:

	Before Application of SFAS 158	SFAS 158 Adjustments	After Application of SFAS 158
Other current assets	$11,255	$(609)	$10,646
Refundable and deferred income taxes	23,112	241	23,353
Total assets	459,509	(368)	459,141
Total liabilities	65,784	—	65,784
Accumulated other comprehensive income	10,593	(368)	10,225
Total stockholders’ equity	393,725	(368)	393,357
Total liabilities and stockholders’ equity	459,509	(368)	459,141

The Company adopted the SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” effective November 15, 2006. SAB No. 108 requires misstatements to be quantified based on their impact on each of the financial statements and related disclosures. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. The Company is currently evaluating the effect SFAS No. 157 will have on its financial statements. However, the Company does not believe at this time its adoption will have a material impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 159 will have on its financial statements. However, the Company does not believe at this time its adoption will have a material impact on its financial condition or results of operations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expense, and related disclosures of contingent assets and liabilities. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these policies require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. The Company believes the following accounting policies and estimates require management to make the most difficult judgments in the preparation of the Company’s consolidated financial statements and accordingly are critical.

Revenue Recognition and Accounts Receivable

The Company recognizes the majority of its product revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance, provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves the Company’s facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at the shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer. The Company classifies shipping and handling invoiced to customers as revenue and the related costs in cost of sales. Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as accounts receivable with a corresponding offset recorded to sales taxes payable. These balances are removed from the consolidated balance sheet when the cash is remitted to the tax authority. The Company includes service revenue, related primarily to extended warranty contracts and repairs, in the product revenue line item of its Consolidated Statement of Operations as they are deemed immaterial for separate classification.

The Company’s transactions sometimes involve multiple elements (i.e., products and services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by vendor objective evidence (“VOE”), and recognized at the time of delivery. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers that fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. Maintenance or service revenues are recognized ratably over the life of the contract.

For business units that sell software licenses or products in which the software is considered more than incidental, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regard to installation or implementation remain, fees are fixed or determinable, collectibility is probable, and customer acceptance, when applicable, is obtained. The Company allocates revenue first to the fair value of the undelivered elements and then allocates the residual revenue to the delivered elements. Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contracted maintenance term.

The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company generally estimates the progress towards completion on contracts with a fixed-fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue and related costs are deferred and recognized upon completion of the contract. When total cost estimates exceed total revenues, the Company accrues for the estimated losses immediately.

Deferred revenue is comprised of: (1) maintenance and other service revenues for which payment has been received and for which services have not yet been performed; and (2) revenues related to delivered components of a multiple-element arrangement for which VOE, or VSOE, of fair value is not available for components not yet delivered or accepted by the customer.

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

Stock-based compensation

Effective August 1, 2005, the Company adopted the provisions of the SFAS No. 123(R). (See Note 3 of Notes to Consolidated Financial Statements). Under this SFAS 123(R), the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123(R), and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The Company expenses share-based compensation under the straight-line method.

The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options the Company issues, based on the Company’s historical experience, knowledge of current conditions, and beliefs of what could occur in the future given available information. The Company’s judgments could change over time as additional information becomes available, or the facts underlying its assumptions change over time, and any change in the Company’s judgments could have a material effect on its financial statements. Management believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Inventories

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycles, and changes in technology. A variety of methodologies are used to determine the amount of inventory reserves necessary for excess and obsolete inventory. Write-downs are based upon the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory. If actual demand for the Company’s products is less than its estimates, or the Company experiences a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional write-downs for existing inventories might be recorded in future periods. Once recorded, inventory valuation provisions are not subsequently reversed until the inventory is used or disposed of.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains a limited bond investment portfolio of various types and maturities with high-credit-quality issuers. Cash and cash equivalents not required for working capital purposes are placed in short-term investments of government agency discounted notes with original maturities of three months or less. The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations on its customers’ financial condition. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon specific customer collection issues that have been identified. While such credit losses have historically been within expectations and provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past. Since the accounts receivable are concentrated among relatively few customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Warranty Reserve

The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product-quality programs and processes, its warranty obligations are affected by product failure rates and service delivery costs incurred to correct product failures. Should actual product failure rates or service delivery costs differ from the Company’s estimates (which are based on specific warranty claims, historical data, and engineering estimates, where applicable), revisions to the estimated warranty liability would be required. Such revisions could adversely affect the Company’s operating results. Generally, the Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 24 months from the date of delivery.

Investments in and Advances to Affiliated Companies

The Company has investments in companies whose business relates to the Company’s strategic focus. Investments in companies over which the Company has the ability to exercise significant influence are accounted for under the equity method if the Company’s ownership interest ranges from 20% to 50%. Investments in companies over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. In assessing the recoverability of these investments, the Company must make certain assumptions and judgments based upon changes in the Company’s overall business strategy, the financial condition of the affiliated companies, market conditions, and the industry and economic environment in which the entities operate.

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

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions within which it operates. This process involves assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not more than likely, a valuation allowance must be established. To the extent a valuation allowance is established, the Company must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes and results of operations could be materially impacted. The Company establishes liabilities for possible assessments by taxing authorities resulting from known tax exposures including, but not limited to, certain tax credits and various federal, state, and foreign tax matters. The Company does not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries, as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts in this Item 7A are in thousands.

The Company places its cash investments in high-credit-quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. The Company’s primary exposure is related to fluctuations between the U.S. dollar and local currencies for the Company’s subsidiaries in Canada and Europe.

The Company maintains a limited bond investment portfolio of various issuers, types, and maturities. The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at fair value, and are classified as available for sale. Total interest income for fiscal year 2007 was $12,841. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Part IV, Item 15 in this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The certifications of the Company’s chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2007. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting can be found on page 41 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter ended July 31, 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

As a result of the compensation provided to M. Ross Brown and John A. Tarello described in Note 20 to the Company’s Consolidated Financial Statements, the Board has determined that Mr. Brown and Mr. Tarello are no longer “independent directors” as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company will furnish to the SEC a definitive proxy statement not later than 120 days after the close of the fiscal year ended July 31, 2007 (the “Proxy Statement”). Certain information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Proposal 1—Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The Company has a code of ethics that applies to all of its employees and non-employee directors. This code (available on its website) satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein. The Company intends to disclose on its website at www.analogic.com amendments to, and, if applicable, waivers of, its code of ethics.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Executive Compensation” and “Compensation Committee Report”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Proposal 1—Election of Directors”, “Corporate Governance” and “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement under the caption “Information Regarding the Company’s Independent Registered Public Accounting Firm”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Page Number
1.	Financial Statements
	Signatures	40
	Management’s Annual Report on Internal Control over Financial Reporting	41
	Report of Independent Registered Public Accounting Firm	42
	Consolidated Balance Sheets at July 31, 2007 and 2006	43
	Consolidated Statements of Operations for the years ended July 31, 2007, 2006 and 2005	44
	Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2007, 2006 and 2005	45
	Consolidated Statements of Cash Flows for the years ended July 31, 2007, 2006 and 2005	46
	Notes to Consolidated Financial Statements	47
2.	Financial Statement Schedule II—Valuation and Qualifying Accounts	82
	Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto
3.	Exhibits—See Index to Exhibits	83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION

	By	/s/ JAMES W. GREEN
Date: September 27, 2007		James W. Green
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES. W. GREEN James W. Green	President and Chief Executive Officer (Principal Executive Officer) and Director	September 27, 2007

/s/ JOHN J. MILLERICK John J. Millerick	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	September 27, 2007

/s/ DONALD B. MELSON Donald B. Melson	Vice President - Corporate Controller, (Principal Accounting Officer)	September 27, 2007

/s/ BERNARD M. GORDON Bernard M. Gordon	Chairman of the Board	September 27, 2007

/s/ M. ROSS BROWN M. Ross Brown	Director	September 27, 2007

/s/ JAMES J. JUDGE James J. Judge	Director	September 27, 2007

/s/ MICHAEL T. MODIC	Director	September 27, 2007
Michael T. Modic

/s/ BRUCE W. STEINHAUER Bruce W. Steinhauer	Director	September 27, 2007

/s/ JOHN A. TARELLO John A. Tarello	Director	September 27, 2007

/s/ EDWARD F. VOBORIL Edward F. Voboril	Director	September 27, 2007

/s/ GERALD L. WILSON Gerald L. Wilson	Director	September 27, 2007

/s/ FRED B. PARKS Fred B. Parks	Director	September 27, 2007

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

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of July 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Analogic Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2007 and July 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the index appearing under item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for pension obligations in fiscal year 2007 and share-based compensation in fiscal year 2006.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts

September 27, 2007

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$226,545	$252,407
Marketable securities, at fair value	2,000	5,830
Accounts receivable, net of allowance for doubtful accounts of $1,427 in 2007, and $1,017 in 2006	58,926	52,112
Inventories	54,413	55,518
Refundable and deferred income taxes	12,912	14,825
Other current assets	10,646	10,143

Total current assets	365,442	390,835

Property, plant, and equipment, net	80,482	81,853
Investments in and advances to affiliated companies	35	917
Capitalized software, net	2,319	2,670
Intangible assets, net	413	2,068
Other assets	9	4,505
Deferred income taxes	10,441	5,797

Total Assets	$459,141	$488,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$21,734	$17,372
Accrued liabilities	26,570	24,111
Advance payments and deferred revenue	11,517	9,386
Accrued income taxes	5,507	5,011

Total current liabilities	65,328	55,880

Long-term liabilities:
Deferred income taxes	456	840

Total long-term liabilities	456	840

Commitments and guarantees (Notes 11 and 12)

Stockholders’ equity:
Common stock, $.05 par value; 30,000,000 shares authorized; 13,237,554 shares issued and outstanding as of July 31, 2007; 30,000,000 shares authorized; 13,945,802 shares issued and outstanding as of July 31, 2006	662	697
Capital in excess of par value	64,186	60,572
Retained earnings	318,284	364,697
Accumulated other comprehensive income	10,225	5,959

Total stockholders’ equity	393,357	431,925

Total Liabilities and Stockholders’ Equity	$459,141	$488,645

The accompanying notes are an integral part of these consolidated financial statements

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended July 31,
	2007	2006	2005
Net revenue:
Product	$312,921	$323,486	$298,157
Engineering	17,182	17,859	19,168
Other	10,679	10,100	9,154

Total net revenue	$340,782	$351,445	$326,479

Cost of sales:
Product	192,572	197,605	181,164
Engineering	15,736	19,963	16,659
Other	6,634	5,381	5,266
Asset impairment charges	8,625	7,361	—

Total cost of sales	223,567	230,310	203,089

Gross margin	117,215	121,135	123,390

Operating expenses:
Research and product development	46,955	51,790	50,470
Selling and marketing	30,066	29,242	29,168
General and administrative	36,789	37,837	39,549
Restructuring and asset impairment charges	1,080	7,515	3,000

Total operating expenses	114,890	126,384	122,187

Income (loss) from operations	2,325	(5,249)	1,203

Other (income) expense:
Interest income, net	(12,755)	(10,155)	(5,217)
Equity (gain) loss in unconsolidated affiliates	667	787	(283)
Gain on sale of marketable securities and other investments	(4,036)	—	(43,829)
Other	(226)	(14)	(51)

Total other (income) expense	(16,350)	(9,382)	(49,380)

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	18,675	4,133	50,583
Provision (benefit) for income taxes	3,295	(467)	15,924

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	15,380	4,600	34,659
Income (loss) from discontinued operations (net of a tax provision of $146, and a tax benefit of $1,515 for the fiscal years ended July 31, 2006 and 2005, respectively	—	139	(5,797)
Gain on disposal of discontinued operations (net of income tax of $8,885)	—	20,207	—
Cumulative effect of change in accounting principle (net of income tax of $61)	—	120	—

Net income	$15,380	$25,066	$28,862

Basic earnings (loss) per share:
Income from continuing operations	$1.11	$0.34	$2.55
Income (loss) from discontinued operations, net of tax	—	0.01	(0.42)
Gain on disposal of discontinued operations, net of tax	—	1.47	—
Cumulative effect of change in accounting principle, net of tax	—	0.01	—

Net income	$1.11	$1.83	$2.13

Diluted earnings (loss) per share:
Income from continuing operations	$1.10	$0.33	$2.54
Income (loss) from discontinued operations, net of tax	—	0.01	(0.42)
Gain on disposal of discontinued operations, net of tax	—	1.46	—
Cumulative effect of change in accounting principle, net of tax	—	0.01	—

Net income	$1.10	$1.81	$2.12

Weighted average shares outstanding:
Basic	13,814	13,704	13,566
Diluted	13,946	13,853	13,619

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended July 31, 2007, 2006, 2005

(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2004	13,666,792	$684	$40,551	$324,025	$1,907	$367,167
Shares issued for:
Stock options	102,350	5	3,769	—	—	3,774
Restricted stock grants, net of cancellations	21,554	1	(2)	—	—	(1)
Stock purchase plan	13,368	1	465	—	—	466
Tax benefit of share-based compensation	—	—	383	—	—	383
Amortization of unearned compensaton	—	—	1,915	—	—	1,915
Dividends paid ($0.32 per share)	—	—	—	(4,388)	—	(4,388)
Comprehensive income:
Net income for the year	—	—	—	28,862	—	28,862
Translation adjustments (net of tax provision of $1,039)	—	—	—	—	1,278	1,278
Change in unrealized marketable securities gains and losses (net of tax provision of $196)	—	—	—	—	(299)	(299)

Total comprehensive income						29,841

Balance, July 31, 2005	13,804,064	691	47,081	348,499	2,886	399,157
Shares issued for:
Stock options	220,627	10	8,762	—	—	8,772
Restricted stock grants, net of cancellations	(9,979)	—	(182)	—	—	(182)
Stock purchase plan	11,090	—	450	—	—	450
Tax benefit of share-based compensation	—	—	1,431	—	—	1,431
Share-based compensation expense	—	—	3,494	—	—	3,494
Repurchase of common stock	(80,000)	(4)	(283)	(3,596)	—	(3,883)
Dividends paid ($0.38 per share)	—	—	—	(5,272)	—	(5,272)
Cumulative effect of a change in accounting principle	—	—	(181)	—	—	(181)
Comprehensive income:
Net income for the year	—	—	—	25,066	—	25,066
Translation adjustments (net of tax provision of $476)	—	—	—	—	3,172	3,172
Change in unrealized marketable securities gains and losses (net of tax provision of $12)	—	—	—	—	(99)	(99)

Total comprehensive income						28,139

Balance, July 31, 2006	13,945,802	697	60,572	364,697	5,959	431,925
Shares issued for:
Stock options	123,997	6	5,127	—	—	5,133
Restricted stock grants, net of cancellations	(24,426)	(1)	(464)	—	—	(465)
Stock purchase plan	10,211	1	442	—	—	443
Tax benefit of share-based compensation	—	—	551	—	—	551
Share-based compensation expense	—	—	1,713	—	—	1,713
Repurchase of common stock	(818,030)	(41)	(3,755)	(56,204)	—	(60,000)
Dividends paid ($0.40 per share)	—	—	—	(5,589)	—	(5,589)
Cumulative effect of a change in accounting principle (net of tax benefit of $241) (Note 1)	—	—	—	—	(368)	(368)
Comprehensive income:
Net income for the year	—	—	—	15,380	—	15,380
Translation adjustments (net of tax provision of $752)	—	—	—	—	4,652	4,652
Change in unrealized marketable securities gains and losses	—	—	—	—	(18)	(18)

Total comprehensive income						20,014

Balance, July 31, 2007	13,237,554	$662	$64,186	$318,284	$10,225	$393,357

The accompanying notes are an integral part of these consolidated financial statements

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended July 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$15,380	$25,066	$28,862
Less:
Income (loss) from discontinued operations	—	139	(5,797)
Gain on disposal of discontinued operations	—	20,207	—

Income from continuing operations	$15,380	$4,720	$34,659
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,806)	(7,405)	(5,671)
Depreciation and amortization	14,565	16,356	16,656
Cumulative effect of change on accounting principle	—	(120)	—
Allowance for doubtful accounts and notes receivable	450	(116)	371
Gain on sale of BIR	(4,036)	—	—
Net (gain) loss on sale of SKY assets and property, plant, and equipment	(80)	(14)	95
Equity loss (gain) in unconsolidated affiliates	667	787	(283)
Equity loss in unconsolidated affiliates classified as research and product development expense	—	—	759
Restructuring and asset impairment charges	9,705	14,876	3,000
Gain on sale of Cedara investment	—	—	(43,829)
Share-based compensation expense	1,713	3,494	1,915
Excess tax benefit from share-based compensation	(477)	(363)	—
Net changes in operating assets and liabilities (Note 17)	(860)	(19,699)	(656)

NET CASH PROVIDED BY CONTINUING OPERATIONS	34,221	12,516	7,016

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	1,465	6,287

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,221	13,981	13,303

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	16	(1,274)	(2,326)
Proceeds from the sale of Cedara investment	—	—	50,752
Proceeds from the sale of Camtronics	—	38,906	—
Proceeds from the sale of BIR	4,236	—	—
Additions to property, plant, and equipment	(8,988)	(13,692)	(10,149)
Capitalized software development costs	(1,295)	(1,109)	(3,530)
Proceeds from the sale of SKY assets and property, plant, and equipment	644	276	120
Maturities of marketable securities	3,800	6,345	14,255

NET CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS	(1,587)	29,452	49,122
NET CASH USED FOR DISCONTINUED OPERATIONS	—	—	(2,477)

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(1,587)	29,452	46,645

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	5,111	9,040	4,239
Excess tax benefit from share-based compensation	477	363	—
Purchase of common stock	(60,000)	(3,883)	—
Dividends paid to shareholders	(5,589)	(5,272)	(4,388)

NET CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS	(60,001)	248	(149)
NET CASH USED FOR DISCONTINUED OPERATIONS	—	—	(743)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(60,001)	248	(892)

EFFECT OF EXCHANGE RATE INCREASE ON CASH OF CONTINUING OPERATIONS	1,505	610	(472)
EFFECT OF EXCHANGE RATE INCREASE ON CASH OF DISCONTINUED OPERATIONS	—	—	(17)

	1,505	610	(489)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,862)	44,291	58,567
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	252,407	208,116	149,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$226,545	$252,407	$208,116

Cash paid during the period for:
Income taxes, net	$5,367	$18,631	$13,033
Interest	86	68	26

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1. Summary of business operations and significant accounting policies:

Business operations:

Analogic Corporation was incorporated in the Commonwealth of Massachusetts in November 1967. Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture and sale of high performance data acquisition, signal processing instruments to Original Equipment Manufacturer’s (“OEMs”) for use in advanced health and security systems and subsystems. One of Analogic’s subsidiaries sells products under its own name directly to niche end-user markets.

Significant accounting policies:

(a) Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Investments in companies in which ownership interests range from 20 to 50 percent, and the Company exercises significant influence over the investee’s operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method. On November 1, 2005, the Company sold its wholly owned subsidiary, Camtronics. This business has been reported as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been restated accordingly to reflect these operations as discontinued. All intercompany accounts and transactions have been eliminated.

(b) Inventories:

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

(c) Property, plant, and equipment:

Property, plant, and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Statements of Operations. Expenditures for maintenance and repairs are charged to expense when incurred while the costs of significant improvements, which extend the life of the underlying asset, are capitalized.

The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings	35 to 40 years
Manufacturing equipment	4 to 7 years
Furniture, fixtures, and computer equipment	3 to 8 years
Leasehold improvements	shorter of useful life or the lease term
Motor vehicles	3 to 5 years

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Property, plant, and equipment consisted of the following:

	July 31,
	2007	2006
Property, plant, and equipment:
Land and land improvements	$6,668	$6,452
Building and improvements	70,858	69,235
Leasehold and capital lease improvements	8,454	7,264
Manufacturing equipment	109,792	112,380
Furniture, fixtures, and computer equipment	51,009	49,630
Motor vehicles	1,665	1,506

	248,446	246,467
Less accumulated depreciation and amortization	(167,964)	(164,614)

	$80,482	$81,853

Total depreciation of property, plant, and equipment was $11,766, $11,809 and $12,776 for fiscal years 2007, 2006, and 2005, respectively. The Company did not capitalize any interest in fiscal years 2007, 2006, or 2005.

(d) Revenue recognition and accounts receivable:

The Company recognizes the majority of its product revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance, provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves the Company’s facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at the shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer. The Company classifies shipping and handling invoiced to customers as revenue and the related costs in cost of sales. Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as accounts receivable with a corresponding offset recorded to sales taxes payable. These balances are removed from the consolidated balance sheet when the cash is remitted to the tax authority. The Company includes service revenue, related primarily to extended warranty contracts and repairs, in the product revenue line item of its Consolidated Statement of Operations as they are deemed immaterial for separate classification.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s transactions sometimes involve multiple elements (i.e., products and services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by vendor objective evidence (“VOE”), and recognized at the time of delivery. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers that fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. Maintenance or service revenues are recognized ratably over the life of the contract.

For business units that sell software licenses or products in which the software is considered more than incidental, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”)’s Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. License revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, no significant obligations with regard to installation or implementation remain, fees are fixed or determinable, collectibility is probable, and customer acceptance, when applicable, is obtained. The Company allocates revenue first to the fair value of the undelivered elements and then allocates the residual revenue to the delivered elements. Hardware and software maintenance is marketed under annual and multi-year arrangements and revenue is recognized ratably over the contracted maintenance term.

The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company generally estimates the progress towards completion on contracts with a fixed-fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, revenue and related costs are deferred and recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately.

Deferred revenue is comprised of: (1) maintenance and other service revenues for which payment has been received and for which services have not yet been performed; and (2) revenues related to delivered components of a multiple-element arrangement for which VOE, or VSOE, of fair value is not available for components not yet delivered or accepted by the customer.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(e) Warranty costs:

The Company provides for the estimated cost of product warranties at the time products are shipped. Although the Company engages in extensive product-quality programs and processes, its warranty obligations are affected by product failure rates and service delivery costs incurred to correct product failures. Should actual product failure rates or service delivery costs differ from the Company’s estimates, (which are based on specific warranty claims, historical data, and engineering estimates, where applicable), revisions to the estimated warranty liability would be required. Such revisions could adversely affect the Company’s operating results. Generally, the Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 24 months from the date of delivery.

(f) Research and development and capitalized software development costs:

Research and product development costs are expensed as incurred and include primarily engineering salaries, stock based compensation, overhead and materials used in connection with research and product development projects.

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Technological feasibility is demonstrated by the completion of a detailed program design. Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense was $739, $1,157 and $857 in fiscal years 2007, 2006 and 2005 respectively and is included in product cost of sales. The unamortized balance of capitalized software was $2,319 and $2,670 at July 31, 2007 and 2006 respectively.

(g) Income taxes:

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

(h) Net income per share:

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(i) Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. Cash and cash equivalents, primarily in short-term investments of government agencies discounted notes, amounted to $226,545 and $252,407 at July 31, 2007 and 2006, respectively.

(j) Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains a limited bond investment portfolio of various types and maturities with high-credit-quality issuers. Cash and cash equivalents not required for working capital purposes are placed in short-term investments of government agency discounted notes with original maturities for three months or less. The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations on its customers’ financial condition.

(k) Marketable securities:

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

(l) Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable; provisions for inventory to reflect net realizable value; estimates of percentage of completion of contracts; estimates of fair value for investments in privately held companies; intangible assets; valuation allowances against deferred tax assets; and accruals for product warranty, other liabilities, income taxes, and various estimates used in the calculation of stock-based compensation. Actual results could differ from those estimates.

(m) Comprehensive income:

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income consists of unrealized gains (net of taxes) on marketable securities of $18 in fiscal year 2006, foreign currency translation gains (net of taxes) of $10,593 and $5,941 in fiscal years 2007 and 2006, respectively.

(n) Stock Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which established accounting for equity instruments exchanged for employee services. Under the

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

(o) Fair value of financial instruments:

The carrying amounts of cash, cash equivalents, and receivables approximate fair value. The fair values of marketable securities are estimated based on quoted market price for these securities.

(p) Impairment of long-lived assets:

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

(q) Segment information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of X-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, cardiac, orthopedic, and general radiology applications; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection systems and subsystems. During fiscal year 2007, in conjunction with a change in management and the information reviewed by the Company’s principal executive officer, the Company determined that it has an additional reporting segment under Medical Technology Products called Digital Radiography Products.

(r) Translation of foreign currencies:

The assets and liabilities of the Company’s foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheet. Exchange gains and losses, resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow), excluding long-term intercompany receivables and investments, are included in operations in the period in which they occur. Foreign exchange transaction gains and losses are included in the results of operations in other income. The Company had foreign exchange gains totaling $63 in fiscal year 2007, foreign exchange losses totaling $161 in fiscal year 2006, and foreign exchange gains totaling $133 in fiscal year 2005.

(s) New accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. The Company is required to adopt FIN No. 48 effective as of August 1, 2007. The Company is currently evaluating the effect FIN No. 48 will have on its financial statements.

The Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective December 15, 2006. SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income and in a separate component of shareholder’s equity. The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on the Company’s Consolidated Balance Sheet at July 31, 2007:

	Before Application of SFAS 158	SFAS 158 Adjustments	After Application of SFAS 158
Other current assets	$11,255	$(609)	$10,646
Refundable and deferred income taxes	23,112	241	23,353
Total assets	459,509	(368)	459,141
Total liabilities	65,784	—	65,784
Accumulated other comprehensive income	10,593	(368)	10,225
Total stockholders’ equity	393,725	(368)	393,357
Total liabilities and stockholders’ equity	459,509	(368)	459,141

The Company adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” effective November 15, 2006. SAB No. 108 requires misstatements to be quantified based on their impact on each of the financial statements and related disclosures. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. The Company is currently evaluating the effect SFAS No. 157 will have on its financial statements. However, the Company does not believe at this time its adoption will have a material impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a Company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 159 will have on its financial statements. However, the Company does not believe at this time its adoption will have a material impact on its financial condition or results of operations.

(t) Basis of presentation:

Certain prior years’ financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications did not impact net income.

2. Discontinued operations:

During the second quarter of fiscal year 2006, the Company sold its wholly owned subsidiary Camtronics Medical Systems, Ltd. (“Camtronics”) for $40,000 in cash, and realized net proceeds of $38,906 after transactional costs. The Company recorded a net gain on the sale of Camtronics of $20,207, net of a tax provision of $8,885, or $1.46 per diluted share. In determining the gain, the Company also provided for estimated indemnification and tax liabilities of $1,754. Subsequent to the sale, in the fourth quarter of fiscal year 2006, the Company recorded an additional indemnification liability of $652.

Prior to the sale, Camtronics had been reported as a separate segment. The Company sold its Camtronics operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144 and all periods presented have been revised accordingly to reflect these operations as discontinued.

Revenues and net income (loss) for Camtronics for fiscal years 2006 and 2005 were as follows:

	Year Ended July 31,
	2006	2005
Total net sales	$11,495	$38,092
Net income (loss)	139	(5,797)

3. Stock-based payment:

Effective August 1, 2005, the Company adopted the provisions of Statement of SFAS No. 123(R), which established accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to August 1, 2005, the Company accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of its common stock at the time of the grant. Stock-based compensation expenses related to restricted stock granted at no cost to the employees were reflected in net income. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been revised to reflect the fair value method of expensing share-based compensation.

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations for the fiscal years 2007 and 2006:

	Year Ended July 31,
	2007	2006
Cost of product sales	$157	$225
Research and product development	561	1,092
Selling and marketing	162	237
General and administrative	833	1,940

Share-based compensation expense before tax	1,713	3,494
Income tax benefit	(530)	(859)

Net share-based compensation expense	$1,183	$2,635

Effect on earnings (loss) per share:
Basic	(0.09)	(0.19)
Diluted	(0.08)	(0.19)

The decrease in the pre-tax share-based compensation expense of $1,781 from fiscal year 2006 to fiscal year 2007 is due primarily to a lower amount of equity awards granted in recent years and, to a lesser extent, higher actual forfeitures during fiscal year 2007 than originally estimated.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted for the year ended July 31, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the fiscal years 2007 and 2006 as follows:

	Year Ended July 31,
	2007	2006
Expected option term (1)	5.04 years	5.25 years
Expected volatility factor (2)	31%	30%
Risk-free interest rate (3)	4.71%	3.94%
Expected annual dividend yield	0.6%	0.7%

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(1)	The option life was determined by estimating the expected option life, using either historical data or the simplified method under SAB No. 107, Share-Based Payment.
(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not recognize compensation expense for employee stock option grants for fiscal year 2005, when the exercise price of the Company’s employee stock options granted in that fiscal year equaled the market price of the underlying stock on the date of grant. The Company had recognized compensation expense for its restricted stock grants. Upon adoption of SFAS 123(R) on August 1, 2005, using the modified prospective method, the Company recognized a benefit of $181 ($120 after tax) as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company’s restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company’s unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits in excess of compensation cost recognized for these options (“excess tax benefits”) to be classified as financing cash flows. For the fiscal years 2007 and 2006, there was $477 and $363, respectively, of excess tax benefit classified as a financing cash inflow.

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for fiscal year 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

Year Ended July 31, 2005
Income from continuing operations, as reported	$34,659

Add: Employee compensation expense for restricted stock grants amortization included in reported income	1,049

Less: Total employee compensation expense for options and restricted stock grants amortization determined under the fair value method	(3,633)

Pro forma income from continuing operations	$32,075

Income per share from continuing operations:
Basic—as reported	$2.55
—pro forma	2.36
Diluted—as reported	2.54
—pro forma	2.36

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Year Ended July 31, 2005
Expected option term	5 years
Expected volatility factor	39%
Risk-free interest rate	3.32%
Expected annual dividend yield	0.8%

Stock Incentive Plans

On January 29, 2007, the Company’s stockholders approved two new share-based compensation plans named the “2007 Stock Option Plan” and the “2007 Restricted Stock Plan”. There were no grants made under either of these new plans on or prior to July 31, 2007.

Under the Company’s 2007 Stock Option Plan, options may either be non-qualified options or incentive stock options and may not be granted at an exercise price less than 100% of the fair market value of the Common Stock on the date of grant (or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company). Options may not be granted for a term in excess of ten years (or five years in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company). Except in certain circumstances, options that vest based on continued service of the optionee may not vest earlier than one year from the date of grant. Unless otherwise provided by the Compensation Committee of the Company’s Board of Directors (the “Committee”) in the specific option agreement, each option will vest as to 25% of the number of shares of common stock underlying the option on each of the second, third, fourth, and fifth anniversaries of the date of grant.

Under the Company’s 2007 Restricted Stock Plan, recipients are awarded shares of common stock, subject to the right of the Company to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Such conditions may include the achievement of performance goals or continued service with the Company. Except in certain circumstances, awards that vest based on continued service may not vest earlier than in three equal installments on each of the first three anniversaries of the date of grant. The Committee may condition an award on the recipient not competing with the Company for a one-year period following termination of such recipient’s employment with the Company.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of each option granted under the employee stock purchase plan was estimated on the expected grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2007	2006
Expected option term	.5 years	.5 years
Expected volatility factor	37%	25%
Risk-free interest rate	5.19%	3.43%
Expected annual dividend yield	0.7%	0.7%

At July 31, 2007, 1,744,811 shares were reserved for grant under the above stock option, bonus and purchase plans.

The following table sets forth the stock option and restricted stock transactions for fiscal year 2007:

	Stock Options Outstanding				Non-Vested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2006	425,747	$43.04	4.23	$1,622	138,114	$43.59

Granted	68,700	63.48			16,500	62.22
Exercised	(123,997)	41.40
Vesting of restricted stock	—				(34,875)	43.10
Cancelled (forfeited and expired)	(31,862)	45.56			(33,249)	45.66

Outstanding at July 31, 2007	338,588	47.55	4.15	$8,954	86,490	46.54
Options vested or expected to vest at July 31, 2007	294,752	46.82	3.98	8,012
Options exercisable at July 31, 2007	138,968	43.23	3.14	4,276

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted average fair value of stock options granted during fiscal years 2007, 2006, and 2005 was $21.49, $15.33, and $15.09 per share, respectively.

During the twelve months ended July 31, 2007 and 2006, the total intrinsic value of options exercised (i.e., the difference between the market price and the price paid by the employee to exercise the options) was $570 and $4,009, respectively, and the total amount of cash received from the exercise of these options was $5,133 and $8,772, respectively. The total fair value of restricted stock grants that vested during the year ended July 31, 2007 and 2006 was $2,109 and $2,410, respectively.

The following table summarizes information about stock options outstanding at July 31, 2007:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number of Shares	Weighted Average of Remaining Contract Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$34.75 - $41.32	124,631	3.14	$39.91	59,584	$38.64
41.34 - 48.79	90,748	4.33	43.65	46,908	43.10
49.52 - 64.70	116,209	4.91	57.67	32,476	51.85
66.47 - 66.47	7,000	6.85	66.47	—	—

34.75 - 66.47	338,588	4.15	47.55	138,968	43.23

As of July 31, 2007, there was $4,460 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock bonus plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. The Company amortizes stock-based compensation on the straight-line method.

The actual tax benefit realized for the tax deductions from option exercises totaled $818 for fiscal year 2007.

4. Restructuring and asset impairment charges:

Cost of Sales

During fiscal years 2007 and 2006, the Company incurred asset impairment charges as cost of sales in the Company’s Consolidated Statements of Operations under the caption “Asset Impairment Charges” as follows:

	Year Ended July 31,
	2007	2006
Medical Technology Products:
Digital Radiography Products:
Assets related to the digital radiography business	$8,625	$—
Medical Imaging Products:
Inventory of CT Medical Program	—	5,772
Corporate and other:
Inventory of AnaSky Limited, formerly known as SKY Computers, Inc. (“SKY”)	—	1,589

Total	$8,625	$7,361

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets related to the digital radiography business

As a result of continuing losses in its digital radiography business and the related business outlook, the Company evaluated the net realizability of all of the assets related to this business at October 31, 2006. As a result, the Company recorded an asset impairment charge of $9,705 associated with the write-down of the Company’s digital radiography system business assets to their estimated fair values as a group based upon the present value of estimated future cash flows of the business. Of the $9,705 in asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. Amounts recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. During fiscal year 2007, the Company continued to consider several alternatives regarding how to reduce future losses of the digital radiography business. In August 2007, the Company notified customers of its subsidiary, ANEXA Corporation (“Anexa”), which is part of the Digital Radiography Products segment, that sales and marketing of Anexa products would cease immediately, but that Analogic would continue to service and support the products currently with customers for the foreseeable future.

Inventory of CT Medical Program

In conjunction with ongoing discussions between the Company and an OEM customer in fiscal year 2006, significant uncertainty arose with respect to the viability of a CT medical development program and the realizability of the related assets. As a result, the Company recorded asset impairment charges of $5,772 in the fourth quarter of fiscal year 2006 for the write-down of inventories.

Inventory of SKY

In fiscal year 2006, the Company decided to close SKY based on continued lower-than-expected sales. The restructuring charges related to the closure involved the write-downs of certain inventory for $1,589.

Operating Expenses

During fiscal years 2007, 2006, and 2005, the Company recorded restructuring and asset impairment charges as an operating expense in the Company’s Consolidated Statements of Operations under the caption “Restructuring and Asset Impairment Charges” as follows:

	Year Ended July 31,
	2007	2006	2005
Medical Technology Products:
Medical Imaging Products:
Shenzhen Anke High Tech Co. Ltd (“SAHCO”)	$—	$275	$—
Photo Detection Systems, Inc. (“PDS”)		216	2,160
Capitalized software of CT Medical Program	—	5,808	479
Manufacturing license of CT Medical Program	—	—	361
Digital Radiography Products:
Assets related to the digital radiography business	1,080	—	—
Corporate and other:
SKY	—	1,216	—

Total	$1,080	$7,515	$3,000

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets related to the digital radiography business

Of the $9,705 in asset impairment charges related to the digital radiography business, $1,080 was recorded to operating expenses. The $1,080 asset impairment charge included $696 related to capitalized software under development at the time and $384 related to other assets.

SAHCO

The Company has a 44.6% equity interest in SAHCO, located in the People’s Republic of China. The Company reviewed this investment for other-than-temporary impairment in accordance with APB No. 18, “The Equity Method of Accounting for Investment in Common Stock”, and determined that at January 31, 2006, its investment in SAHCO was impaired based on its current fair value. In the second quarter of fiscal year 2006, the Company recorded an asset impairment charge of $275 related to this investment which represented the remaining book value of this investment.

PDS

On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PDS of Acton, Massachusetts. PDS, a privately held company, developed proprietary detection systems for high-performance Positron Tomography, a rapidly growing medical diagnostic imaging modality. In addition, the Company also received a convertible promissory note in the principal amount of $1,367 and an exclusive license of PDS technology for non-PET products. The convertible promissory note was convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. During fiscal year 2005, upon PDS’ achievement of a technology milestone, the exclusive license of PDS technology reverted back to PDS and the Company received a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock. Since the second quarter of fiscal year 2005, the Company had been accounting for this investment under the cost method of accounting in accordance with EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”. The Company reviewed this investment for other-than- temporary impairment in accordance with SFAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities” and determined that, at October 31, 2005, its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $216 in the quarter ended October 31, 2005. During fiscal year 2005, the Company recorded asset impairment charges in PDS of $2,160, based on its current fair value. See Note 10 for further discussion regarding PDS.

Capitalized software of CT Medical Program

The Company had capitalized $5,808 in software development costs of which $3,850 related to a medical CT workstation project and $1,958 related to a medical CT development program. The objective of the medical CT workstation program was to broaden the current market opportunity for the Company’s CT Medical scanner back end subsystem by developing a front end system which would provide a complete solution for its customers. During the fourth quarter of fiscal year 2006, management concluded that significant additional investment would be required to complete the development efforts on this front-end system and decided to no longer pursue its development efforts, and recorded an impairment charge of $3,850. With regard to the medical CT development program, in the fourth quarter of 2006, the Company evaluated viability of this capitalized software with respect to future use and realizability and, based on this evaluation, the Company recorded an impairment charge of $1,958.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company had previously capitalized $479 in software development costs related to a Medical Imaging project. In fiscal year 2005, the Company determined that this project did not meet anticipated future market requirements and decided to focus its effort on other existing development projects. As a result, the Company recorded in fiscal year 2005 an impairment charge of $479 which represents the total amount capitalized by the Company for this project.

Manufacturing license of CT Medical Program

On January 24, 2003, the Company purchased a manufacturing license for $500 which would allow the Company to utilize mobile portable X-ray technology. In fiscal year 2005, management decided to no longer pursue their research and development efforts in this area due to limited resources. Accordingly, the Company has put this project on hold and is uncertain as to whether the Company will be able to utilize this technology in the future.

The Company had been amortizing the cost of the license over a five-year period. The Company determined that this intangible asset was impaired and recorded an impairment charge of $361 in fiscal year 2005.

SKY

During fiscal year 2006, the Company decided to close the business operations of its wholly owned subsidiary, SKY, based on continued lower than expected sales. The closing of SKY involved (1) the termination of approximately 40 employees, most of whom have been engaged in product development, sales, and administrative activities; (2) the write-down of certain capital assets; and (3) the write-down of certain inventory. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a total charge of $1,216 in fiscal year 2006, of which $906 was for severance and $310 was for a write-down of capital assets within the operating expenses in the Consolidated Statements of Operations under the caption “Restructuring and asset impairment charges”.

On November 1, 2006, the Company sold certain assets and liabilities of SKY, including its obligation to service previously sold products, for a price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid in December 2006, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in fiscal year 2007.

The following table summarizes accrued severance activity in fiscal years 2007 and 2006 relating to SKY:

Involuntary Employee Severance
Balance at July 31, 2005	$—
Restructuring charge	906
Cash payments	(644)

Balance at July 31, 2006	$262
Restructuring charge	—
Cash payments	(262)

Balance at July 31, 2007	$—

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2007, 2006 and 2005:

	(In thousands, except per share data)
	Year Ended July 31,
	2007	2006	2005
Income from continuing operations before	$15,380	$4,600	$34,659
Income (loss) from discontinued operations, net of tax	—	139	(5,797)
Gain on disposal of discontinued operations, net of tax	—	20,207	—
Cumulative effect of change in accounting principle, net of tax	—	120	—

Net income	$15,380	$25,066	$28,862

Weighted average number of common shares outstanding-basic	13,814	13,704	13,566
Effect of dilutive securities:
Stock options and restricted stock	132	149	53

Weighted average number of common shares outstanding-diluted	13,946	13,853	13,619

Basic earnings (loss) per share, net of tax:
Income from continuing operations	$1.11	$0.34	$2.55
Income (loss) from discontinued operations	—	0.01	(0.42)
Gain on disposal of discontinued operations	—	1.47	—
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$1.11	$1.83	$2.13

Diluted earnings (loss) per share, net of tax:
Income from continuing operations	$1.10	$0.33	$2.54
Income (loss) from discontinued operations	—	0.01	(0.42)
Gain on disposal of discontinued operations	—	1.46	—
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$1.10	$1.81	$2.12

Anti-dilutive shares related to outstanding stock options	67	205	270

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Customers

The Company had three customers, as set forth in the table below, who accounted for 10% or more of the net product and engineering revenue during fiscal years 2007, 2006, and 2005.

	Year Ended July 31,
	2007	2006	2005
Customer 1	18%	19%	15%
Customer 2	11%	17%	16%
Customer 3	(* )	(* )	10%

Note (*):	Total product and engineering revenues were less than 10% in this fiscal year.

The Company’s ten largest customers as a group accounted for 68%, 70%, and 66% of the Company’s net product and engineering revenue for fiscal years 2007, 2006, and 2005, respectively.

Although the Company is seeking to broaden its customer base, the Company will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that operating results would be adversely affected if one or more major customers were to cancel, delay, or reduce significant orders in the future. Customer agreements typically permit the customer to discontinue future purchases after timely notice. In addition, the Company generates significant accounts receivable in connection with the products it sells and the services it provides to its major customers. Although its major customers are large corporations, if one or more of its customers were to become insolvent or otherwise be unable to pay for the Company’s products and services, the Company’s operating results and financial condition could be adversely affected.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Marketable securities:

Marketable securities are categorized as available-for-sale securities and summarized as follows:

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
July 31, 2007
Debt securities issued by various state and local municipalities and agencies	$2,000	$—	$—	$2,000

July 31, 2006
Debt securities issued by various state and local municipalities and agencies	5,800	30	—	5,830

All investments held at July 31, 2007 are due within one year.

There are no realized gains or losses on marketable securities as the Company has not sold any marketable securities, included above, during the periods presented and cost has approximated fair value at the maturity dates.

8. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,
	2007	2006
Inventories:
Raw materials	$27,825	$30,164
Work-in-process	13,499	12,984
Finished goods	13,089	12,370

	$54,413	$55,518

Accrued liabilities:
Accrued employee compensation and benefits	$12,964	$10,002
Accrued warranty	5,241	4,777
Other	8,365	9,332

	$26,570	$24,111

Advance payments and deferred revenue:
Deferred revenue	$10,311	$7,352
Ramp-up funds	454	469
Customer deposits	752	1,565

	$11,517	$9,386

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. Intangible assets:

Intangible assets at July 31, 2007 and July 2006, which will continue to be amortized, consisted of the following:

	July 31, 2007			July 31, 2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual Property	$8,264	$7,851	$413	$8,264	$6,196	$2,068

Amortization expense related to acquired intangible assets was $1,662, $1,626, and $1,612 for fiscal years 2007, 2006, and 2005, respectively. The estimated life of intangible assets is five years.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years, is expected to be as follows:

2008	$404
2009	9
2010	—
2011	—
2012	—

$413

10. Investments in and advances to affiliated companies:

The Company has a 44.6% equity ownership interest in SAHCO located in The People’s Republic of China. During fiscal year 2006, the Company recorded $455 of expense as its share of equity losses, and $474 of income as its share of gains in SAHCO in fiscal year 2005. Also, during fiscal year 2006, the Company reviewed this investment for other-than-temporary impairment in accordance with APB No. 18, and determined that its investment in SAHCO was impaired based on its fair value. The Company recorded an asset impairment charge related to this investment of $275, which represented the Company’s book value. The carrying value of the Company’s investment in SAHCO was $0 at July 31, 2007 and 2006.

On May 21, 2003, the Company acquired 1,251,313 shares of Series B Convertible Participating Preferred Stock for an equity interest of approximately 11% in PDS. PDS, a privately held company, developed proprietary detection systems for high-performance Positron Emission Tomography (“PET”), a rapidly growing medical diagnostic imaging modality. PET scanning is a tool in the diagnosis and management of cancer, specifically for detecting early-stage tumors and determining tissue characteristics before and after treatment. In addition, the Company also received a convertible promissory note in the principal amount of $1,367 and an exclusive license of PDS technology for non-PET products. The convertible promissory note was convertible by the Company into 1,025,559 shares of Series B Convertible Participating Preferred Stock. If converted, the Company’s equity interest would increase by 9%. During fiscal year 2005, upon PDS’ achievement of a technology milestone, the exclusive license of PDS technology reverted back to PDS and the Company received a warrant for the purchase of 2,250,563 shares of Series B Convertible Participating Preferred Stock. The exercise of this warrant would increase the Company’s equity interest by 20%. The Company’s current equity interest, the potential conversion of the promissory note into Series B Convertible Participating Preferred Stock, and the potential exercise of the warrant could result in the Company having a 40% equity interest in PDS. Additionally, under certain circumstances in the future, the Company may at its discretion, or may be required to, purchase the remaining 60% equity at its then fair value.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company accounted for this investment under the equity method due to the Company’s ability to exercise significant influence over operating and financial policies. Effective with the second quarter of fiscal year 2005, the Company changed the accounting method for its investment in PDS from the equity method to the cost method of accounting in accordance with EITF No. 02-14. Subsequently, the Company reviewed this investment for other-than-temporary impairment in accordance with SFAS No. 115. The Company determined that its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge totaling $216 in the first quarter of fiscal year 2006, as compared to $2,160 during the second, third, and fourth quarters of fiscal year 2005. Prior to the effective date of EITF No. 02-14, the Company recorded its share of PDS losses of $759 as research and product development expenses in fiscal year 2005. At July 31, 2005, the Company’s investment in PDS was recorded, net of impairment charges, at $0 value. During the second quarter of fiscal year 2006, the Company invested $471 in PDS. The Company reviewed this investment for other-than-temporary impairment and determined that its investments in PDS was not impaired based on its current fair value. In February 2006, the Company elected to convert the outstanding principle represented by the convertible promissory note and to exercise the warrant received into shares of PDS Series B Convertible Participating Preferred Stock, increasing the Company’s equity interest in PDS to 43.8%. Following the increase in equity interest, the Company re-evaluated the accounting for its investment in PDS, including the consideration of FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” an interpretation of ARB No. 51”, and EITF No. 02-14 and determined that its investment should be accounted for under the equity method. The Company evaluated the change from cost to equity method under APB No. 18, and determined that no adjustment was required. For the remainder of fiscal years 2007 and 2006, the Company recorded its equity share of PDS losses of $667 and $332, respectively, and the Company’s investments in PDS, net of additional investments, at July 31, 2007 and 2006, was $0 and $667, respectively.

During fiscal year 2005, the Company had a 14.6% equity interest in Cedara Software Corporation (“Cedara”), which is a publicly traded Canadian company. On April 1, 2004, the Company’s guarantee of certain debt owed by Cedara to its lender was cancelled, along with the security agreement between the Company and Cedara’s lending bank. On November 8, 2004, the two affiliates whom the Company had appointed to the Cedara Board of Directors resigned from the Cedara Board. As a result, the Company on November 8, 2004 changed its accounting for this investment from the equity method to the cost method of accounting because the Company’s ability to exercise significant influence over operating and financial policies of Cedara had ceased. On February 17, 2005, the Company sold its equity interest in Cedara for $50,752 and realized a gain of approximately $43,829 from the sale. During fiscal year 2005, the Company entered into a six-year license agreement with Cedara for $6,000 which allows the Company to incorporate all of Cedara’s software products into the Company’s equipment and resell such equipment to the Company’s customers. The Company entered into a maintenance contract in the amount of $150 for the first year. At the Company’s option this maintenance contract may be renewed each year at $150. The Company has the option to further extend the license agreement for up to an additional four years on similar terms. The Company capitalized the costs of the license agreement and amortized the cost ratably over the life of the agreement in the Company’s product cost of sales during fiscal years 2006 and 2005. The remaining unamortized capitalized costs of the license agreement were written-down in fiscal year 2007.

On May 23, 2007, Bio-Imaging Research, Inc. (“BIR”), of which the Company had approximately a 17% ownership interest, declared a dividend, of which $1,429 was paid to the Company on May 24, 2007. This investment was being accounted for under the cost method and as of April 30, 2007 the book value was $200. On May 24, 2007, the Company sold its entire ownership interest in BIR for approximately $3,714, of which $2,807 was paid in cash upon closing and the remaining $907 will be held in escrow for a period of up to two years from the date of closing to secure any indemnification claims. The Company recorded income before taxes on the sale

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

and related dividend income of approximately $4,036 during the fourth quarter of fiscal year 2007 based on the cash received. The escrowed balance, less any amounts used to satisfy indemnification claims, will be recognized as income as the cash is received. On September 4, 2007, the Company received $84 of the $907 held in escrow, which will be recorded as income in the first quarter of fiscal year 2008.

11. Commitments and guarantees:

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization require the Company to indemnify directors of the Company and the Company’s by-laws require the Company to indemnify the present or former directors and officers of the Company and also permit indemnification of other employees and agents of the Company for whom the Company’s Board of Directors (the “Board”) from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Because no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles of Organization or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of July 31, 2007.

During August 2006, a dispute arose between the Company and an OEM customer with whom the Company had a development agreement regarding a medical CT program. The dispute related to whether either party breached the agreement. In February 2007, a settlement was finalized, resulting in a total charge of $221 during fiscal year 2007.

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company determined is within the scope of FIN 45.

The Company’s standard original equipment manufacturing and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2007.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table presents the Company’s product warranty liability for the years then ended:

	July 31,
	2007	2006
Balance at the beginning of the period	$4,777	$4,057
Accrual	6,018	5,761
Settlements made in cash or in kind during the period	(5,554)	(5,041)

Balance at the end of the period	$5,241	$4,777

During August 2007, an OEM customer notified the Company that one of its products was experiencing performance issues. The Company is working with the OEM customer to resolve the issues that exist and has accrued for its best estimate of the potential costs related to the resolution of this matter at July 31, 2007. The amount accrued at July 31, 2007 related to these issues is not material, however, actual costs upon final resolution could be different.

The Company currently has approximately $23,954 in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings in fiscal year 2007 or in fiscal year 2006.

12. Leases and other commitments:

Certain of the Company’s subsidiaries lease manufacturing and office space are under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with the Company’s operating leases was approximately $1,625, $1,418 and $2,307 in fiscal years 2007, 2006, and 2005, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 2007:

Operating Leases
Fiscal Year
2008	$1,956
2009	1,478
2010	970
2011	559
2012	548
Thereafter	1,297

$6,808

At July 31, 2007 the Company had outstanding non-cancelable purchase orders aggregating $35,484. The purchase orders are for manufacturing and non-manufacturing related goods and services.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Other (income) expense:

Other income consists primarily of interest income on short- and long-term marketable securities, gain or (loss) attributable to investments on unconsolidated affiliates, which the Company accounts for under the cost or equity method, foreign exchange gains (losses), and income (loss) on the sale of property, plant and equipment.

The Company recorded income before taxes on the sale of its investment in BIR and related dividend income of approximately $4,036 during the fourth quarter of fiscal year 2007 based on the cash received. See Note 10 for further discussion of the BIR transaction. In, fiscal year 2005, the Company realized a gain of $43,829 on the sale of marketable securities related to the Company’s sale of its equity interest in Cedara.

In fiscal years 2007 and 2005, the Company had foreign exchange gains of $63 and $133, respectively, versus a foreign exchange loss of $161 in fiscal year 2006 with respect to inter-company transactions.

14. Retirement Plans:

401(k) Plan

The Company has a qualified retirement plan called the Analogic 401(k) Plan (the “Plan”) to provide retirement income for eligible employees through employee contributions and employer contributions from the Company. Employer contributions are discretionary and may be in the form of a direct profit sharing contribution or a discretionary matching contribution as determined and approved by the Board of Directors. The Company contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. All contributions vest immediately.

The Plan, as allowed under Section 401(k) of the Internal Revenue Code, permits tax-deferred salary/wage deductions for eligible employees. Employees may contribute from 1% to 80% of their eligible compensation to the Plan, limited to a maximum annual amount as determined by the Internal Revenue Service.

Beginning in fiscal year 2003, the Company decided to contribute 5% of its net income, as defined, to the Plan. Beginning in fiscal year 2007, the Company decided to contribute to the Plan, the greater of 5% of its net income, as defined by the Plan, or $1,200. The Company, after further review of the Plan and with Board approval, made the decision to increase the contribution for fiscal year 2007 from $1,200 to $1,471. The Company’s contributions to the Plan totaled $1,471, $1,303, and $1,493, in fiscal years 2007, 2006, and 2005, respectively.

Defined Benefit Retirement Plan

The Company’s Canadian subsidiary, ANRAD CORPORATION, sponsors a defined benefit retirement plan called the Anrad Retirement Plan (the “Anrad Plan”). The Anrad Plan provides benefits to employees based on a formula recognizing length of service and final average earnings. The measurement date used for the plan is July 31. The Company recognizes the periodic pension expense in its consolidated statement of operations and the associated assets or liabilities on its consolidated balance sheet.

Effective July 31, 2007, the Company adopted SFAS No. 158. See Note 1 for the incremental effects of the initial adoption of SFAS No. 158 on the Company’s Consolidated Balance Sheet at July 31, 2007.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Anrad Plan Participants

The number of participants was as follows at July 31, 2007:

Active employees	96
Vested former employees	8
Retirees and beneficiaries	2

Total	106

The estimated net prior service cost, net transition asset, and net actuarial loss for the Anrad Plan that will be amortized from stockholders’ equity into pension cost in fiscal year 2008 are $9, $15, and $25, respectively. Comparable amortized amounts in fiscal year 2007, respectively, were $9, $24, and $59.

Net Periodic Benefit Cost

	July 31,
	2007	2006	2005
Service cost	$722	$548	$345
Interest cost	277	204	130
Expected return on plan assets	(245)	(168)	(115)
Amortization of transition asset obligations	(24)	(23)	(21)
Amortization of prior service costs	9	8	8
Amortization of net actuarial loss recognized	59	26	—

Total cost	$798	$595	$347

Actuarial Assumptions

Actuarial assumptions for the Anrad Plan are described below. The discount rates at July 31 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year.

	July 31,
	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Expected return on assets	6.50%	6.50%	7.00%
Salary increase	3.75%	4.00%	4.25%

To determine the expected long-term rate of return on the Anrad Plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

The Company amortizes experienced gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Funding Policy

The funding policy for the Anrad Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. During fiscal years 2007, 2006, and 2005 the Company made contributions to the Anrad Plan of $1,531, $1,045, and $437, respectively, and made payments for benefits and administrative expenses of $687, $288, and $58, respectively. In fiscal year 2008, the Company expects to make contributions and payments for benefits and administrative expenses of $1,176 and $144, respectively.

Benefit Obligations

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (“ABO” and “PBO”) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Projected Benefit Obligation

	2007	2006
Balance at August 1	$4,359	$2,833
Current service cost	722	548
Foreign currency exchange loss	253	256
Interest cost	277	203
Net actuarial (gain) / loss	(562)	802
Benefit payments	(664)	(283)

Balance at July 31	$4,385	$4,359

Accumulated Benefit Obligation

ABO balances for the Anrad Plan was $2,433 and $2,301 at July 31, 2007 and 2006, respectively.

Fair Value of Plan Assets

	2007	2006
Balance at August 1	$3,279	$2,074
Actual return on plan assets	416	253
Employer contributions	1,531	1,045
Benefits paid	(664)	(283)
Foreign currency exchange gain	270	190

Balance at July 31	$4,832	$3,279

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Plan Asset Allocation

The Anrad Plan assets are held in trust, as follows:

	July 31, 2007		July 31, 2006
	Target allocation	Actual allocation	Actual allocation
Equity securities	65.0%	64.8%	64.4%
Debt securities	35.0%	35.2%	35.6%

Total	100.0%	100.0%	100.0%

The Pension Committee of the Anrad Plan sets investment policies and strategies for the Anrad Plan. Long-term strategic investment objectives include preserving the funded status of the Anrad Plan and balancing risk and return. The Pension Committee oversees the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and occasionally the Pension Committee will approve allocations above or below a target range.

Estimated Future Benefit Payments

Estimated future benefit payments under the Anrad Plan are as follows:

2008	2009	2010	2011	2012	2013-16
$ 134	$144	$152	$178	$184	$1,185

Prepaid Pension Asset

The Company’s recorded assets and liabilities for the Anrad Plan were as follows:

	July 31,
	2007	2006
Prepaid pension asset	$1,056	$266
Accumulated other comprehensive income	(609)	—

Net amount recognized on the balance sheet	$447	$266

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. Income taxes:

The components of the provision for income taxes on operations are as follows:

	July 31,
	2007	2006	2005
Current income taxes (benefit):
Federal	$5,534	$5,750	$17,432
State	580	(394)	1,298
Foreign	178	984	571

	6,292	6,340	19,301

Deferred income taxes (benefit):
Federal	(2,818)	(6,895)	(3,730)
State	(58)	680	79
Foreign	(121)	(592)	274

	(2,997)	(6,807)	(3,377)

	$3,295	$(467)	$15,924

Income (loss) from continuing operations before income taxes from domestic and foreign operations is as follows:

	July 31,
	2007	2006	2005
Domestic	$20,691	$5,626	$51,590
Foreign	(2,016)	(1,493)	(1,007)

	$18,675	$4,133	$50,583

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the deferred tax assets and liabilities are as follows:

July 31, 2007	Deferred Tax Assets	Deferred Tax Liabilities

Deferred Revenue	$1,172	$—
Intangibles	5,667	291
Depreciation	—	2,968
Bad debt	136	—
Capitalized interest and other costs	227	267
Inventory	5,196	—
Warranty	1,796	—
Benefit plans	1,709	—
Indemnification accruals	134	—
Unrealized gain/loss	6,771	1,751
Capitalized software, net	—	289
State net operating loss	193	—
Foreign tax credit carry forwards	303	—
Foreign net operating loss	1,712	—
State tax credit carry forwards	2,304	—
Comprehensive income	—	511
Miscellaneous	641	41

	27,961	6,118
Valuation allowance	(3,864)	—

	$24,097	$6,118

July 31, 2006	Deferred Tax Assets	Deferred Tax Liabilities

Deferred Revenue	$791	$—
Intangibles	3,256	222
Depreciation	—	3,272
Bad debt	218	—
Capitalized interest and other costs	140	440
Inventory	6,008	—
Warranty	1,690	—
Benefit plans	2,031	—
Indemnification accruals	371	—
Unrealized gain/loss	6,850	1,990
Capitalized software, net	—	871
Foreign tax credit carry forwards	285	—
Foreign net operating loss	1,549	—
State tax credit carry forwards	1,647	—
Comprehensive income	—	488
Miscellaneous	469	64

	25,305	7,347
Valuation allowance	(3,094)	—

	$22,211	$7,347

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,
	2007	2006	2005
U.S. federal statutory tax rate	35%	35%	35%
Export sales benefit	-1%	-4%	-1%
State income taxes, net of federal tax benefit	0%	-17%	1%
Incentive stock options net of disqualified dispositions	1%	8%	0%
Domestic production benefit	-1%	-4%	0%
Dividends received deduction	-2%	0%	0%
Gain (loss) on investment	-4%	-13%	0%
Tax exempt interest	0%	-3%	-1%
General business credit	-5%	-4%	-2%
Valuation allowance	3%	19%	3%
Effect of international operations	-6%	-32%	-3%
Increase (decrease) in tax reserves	-1%	3%	-1%
Other items, net	-1%	1%	0%

Effective tax rate	18%	-11%	31%

The Company does not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. During the third quarter of fiscal year 2006, the Company recorded a provision-to-return adjustment which provided an out-of-period tax benefit of $329.

As of July 31, 2007 the Company had net operating loss carryforwards in Belgium and Germany of approximately $4,024 and $296 respectively, which have no expiration date and a loss carryforward of $524 in Italy which will expire in 2012. As of July 31, 2007, the Company had state net operating losses of $2,609 which will expire in fiscal year 2012. As of July 31, 2007, the Company also had state tax credit carryforwards of $3,544 which will expire in 2022.

Management has determined that it is more likely than not that the Company will not recognize the benefit of certain foreign losses, state losses, and tax credits and as a result, valuation allowances have been established at July 31, 2007 and July 31, 2006. The change in the valuation allowance in fiscal year 2007 is primarily the result of income in Belgium, and the addition of state tax net operating loss carryovers and credits where by use cannot be assured.

During fiscal year 2005, the Company identified potential additional tax benefits to be realized for the fiscal years 2000 through 2004 related to federal and state tax credits for research and development expenditures. A study has been completed and amended returns filed for fiscal years 2000 through 2003. The amount of federal and state credits claimed, net of third-party costs incurred related to the tax study, was approximately $6,150. To date, $645 has been received related to fiscal year 2000 and fiscal year 2001 and has been benefited through the tax rate. The fiscal year 2004 return and the amended returns are currently under IRS and state revenue department audits. Accordingly, the Company will recognize the remaining tax benefits related to these tax credits after completion of the IRS and state revenue tax audits. Contingent third-party costs incurred related to

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the refunds will be recognized as the benefit is recognized, and are approximately $1,200. The Company has comparable benefits in subsequent fiscal years 2005 through 2007 of approximately $900 that will also be recognized upon the completion of the audit.

The refundable and deferred tax assets include U.S. Federal and state refund claims. The fiscal year 2004 Federal net operating loss was carried back to offset the fiscal year 2002 and fiscal year 2003 Federal income tax returns and is expected to generate a refund of $4,918 at completion of the IRS audit discussed above. In addition, state tax credits, net of federal tax cost, of $236, are being claimed on amended state tax returns. These additional credits are in addition to the R&D credits discussed above. Refunds are not expected to be received until completion of the tax audits discussed above.

16. Quarterly results of operations (unaudited):

The following is a summary of unaudited quarterly results of operations for fiscal year 2007 and fiscal year 2006:

	For the Quarters Ended
	October 31, 2005	January 31, 2006	April 30, 2006	July 31, 2006	October 31, 2006	January 31, 2007	April 30, 2007	July 31, 2007

Revenues	$86,410	$100,011	$81,306	$83,718	$75,602	$88,358	$83,889	$92,933
Gross Margin (A)	30,289	41,036	29,130	20,680	18,038	32,642	32,777	33,758
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle (B)	1,063	9,097	2,510	(8,070)	(5,360)	5,420	6,998	8,322
Income (loss) from discontinued operations	159	—	—	(20)	—	—	—	—
Gain on disposal of discontinued operations	—	20,640	—	(433)	—	—	—	—
Cumulative effect of change in accounting principle	120	—	—	—	—	—	—	—

Net income (loss)	$1,342	$29,737	$2,510	$(8,523)	$(5,360)	$5,420	$6,998	$8,322

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.08	$0.67	$0.18	$(0.59)	$(0.39)	$0.39	$0.51	$0.60
Income from discontinued operations	0.01	—	—	—	—	—	—	—
Gain on disposal of discontinued operations	—	1.51	—	(0.04)	—	—	—	—
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	—	—

Net income (loss)	$0.10	$2.18	$0.18	$(0.63)	$(0.39)	$0.39	$0.51	$0.60

Diluted earnings (loss) per share:
Income from continuing operations	$0.08	$0.66	$0.18	$(0.59)	$(0.39)	$0.39	$0.50	$0.60
Income (loss) from discontinued operations	0.01	—	—	—	—	—	—	—
Gain on disposal of discontinued operations	—	1.50	—	(0.04)	—	—	—	—
Cumulative effect of change in accounting principle	0.01	—	—	—	—	—	—	—

Net income (loss)	$0.10	$2.16	$0.18	$(0.63)	$(0.39)	$0.39	$0.50	$0.60

Shares used in computing income (loss) per share:
Basic	13,631	13,625	13,732	13,815	13,827	13,866	13,874	13,670
Diluted	13,734	13,799	13,956	13,912	13,827	13,982	14,003	13,842

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(A)	The Company recorded asset impairment charges of $1,179, $6,182, and $8,625 for the quarters ended October 31, 2005, July 31, 2006, and October 31, 2006, respectively.
(B)	The Company recorded restructuring and asset impairment charges of $2,204, $503, $84, $12,085, and $9,705 for the quarters ended October 31, 2005, January 31, 2006, April 30, 2006, July 31, 2006, and October 31, 2006, respectively.

Also, the Company recorded a gain on the sale of other investments of $4,036 for the quarter ended July 31, 2007 related to the Company’s sales of its equity interests in BIR.

17. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Year Ended July 31,
	2007	2006	2005
Accounts and notes receivable	$(6,042)	$(481)	$(5,750)
Accounts receivable from affiliates	—	688	267
Inventories	(1,532)	(850)	(5,008)
Other current assets	(1,435)	106	(2,335)
Other assets	—	9	(5,422)
Accounts payable, trade	3,974	(3,495)	3,309
Accrued liabilities	1,135	3,374	690
Advance payments and deferred revenue	2,543	(5,217)	5,307
Accrued income taxes	497	(13,833)	8,286

Net changes in operating assets and liabilities	$(860)	$(19,699)	$(656)

18. Segment and geographic information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of X-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, cardiac, orthopedic, and general radiology applications; and B-K Medical for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other represents the Company’s hotel business, net interest income, and other Company operations, primarily analog-to-digital converters and supporting modules, and embedded multiprocessing equipment, which do not meet the materiality requirements for separate disclosure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below presents information about the Company’s reportable segments:

	Year Ended July 31,
	2007	2006	2005
Revenues:
Medical technology products from external customers:
Medical imaging products	$190,670	$165,578	$157,067
Digital radiography products	18,089	27,594	17,895
B-K Medical	80,790	74,072	71,842

	289,549	267,244	246,804
Security technology products from external customers	40,554	64,311	58,562
Corporate and other	10,679	19,890	21,113

Total	$340,782	$351,445	$326,479

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle:
Medical technology products:
Medical imaging products (A)	$25,489	$(618)	$46,885
Digital radiography products (B)	(26,301)	(16,194)	(19,253)
B-K Medical	4,966	2,387	5,645

	4,154	(14,425)	33,277
Security technology products:	(3,784)	9,969	14,771
Corporate and other (C)	18,305	8,589	2,535

Total	$18,675	$4,133	$50,583

	July 31,
	2007	2006
Identifiable assets:
Medical imaging products	$53,657	$53,487
Digital radiography products	26,656	36,635
B-K Medical	86,266	75,571
Security technology products	18,434	14,806
Corporate and other (D)	274,128	308,146

Total	$459,141	$488,645

(A)	Fiscal year 2006 includes asset impairment charges of $12,071 related to the write-down of $11,580 inventories and capitalized software of two medical CT development programs due to the uncertainty of their future use and realizability, and $491 related to the write-down of certain assets to their net realizable values. Fiscal year 2005 includes a gain of $43,829 related to the Company’s sale of its equity interest in Cedara, and an asset impairment charge of $3,000.
(B)	Includes asset impairment charges of $9,705 related to the Company’s digital radiography business for fiscal year 2007.
(C)	Includes the gains on the sales of SKY and its interest in BIR of $205 and $4,036, respectively, as well as interest income of $12,155 in fiscal year 2007. Includes interest income of $9,643, which is partially offset by restructuring and asset impairment charges of $2,805 related to the restructuring of SKY operations in fiscal year 2006. Includes interest income of $4,916 in fiscal year 2005.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(D)	Includes cash equivalents and marketable securities of $193,654 and $232,188 as of July 31, 2007 and 2006, respectively.

Information regarding geographic areas for fiscal years 2007, 2006, and 2005 are as follows:

Fiscal Year		United States	Japan	Germany	Other	Total
2007	Revenue from external customers	$163,164	$59,254	$35,910	$82,454	$340,782
	Long-lived assets	58,102	—	—	35,597	93,699

2006	Revenue from external customers	177,850	67,649	33,678	72,268	351,445
	Long-lived assets	63,122	—	—	34,688	97,810

2005	Revenue from external customers	165,178	55,745	32,058	73,498	326,479
	Long-lived assets	69,639	—	—	30,405	100,044

Revenues are attributed to countries based on the location of the Company’s customers.

Other Long-lived assets are primarily in Denmark and Canada.

19. Common Stock repurchases:

On June 7, 2005, the Board approved the repurchase of up to $25,000 of the Company’s Common Stock. Under the repurchase program, the Company was authorized to repurchase during the next twelve months outstanding shares of its Common Stock through brokers and dealers in the public market or in privately negotiated transactions. During fiscal year 2006 the Company repurchased 80,000 shares of its Common Stock under this plan for approximately $3,883 at an average purchase price of $48.53 per share. The repurchase program expired on June 7, 2006.

On June 7, 2007, the Company announced that its Board on June 5, 2007, had authorized the repurchase of up to $60,000 of the Company’s Common Stock. The repurchase program was funded using the Company’s available cash. During the fourth quarter of fiscal year 2007, the Company repurchased 818,030 shares of Common Stock under this repurchase program for $60,000 at an average purchase price of $73.35 per share. The repurchase program was completed on July 26, 2007.

20. Related party transactions:

At July 31, 2007 and 2006, the Company had a net receivable of $0 and $37, respectively, from its affiliate, SAHCO. Sales to SAHCO for fiscal years 2007, 2006, and 2005 were approximately $94, $1,102, and $3,546, respectively.

During fiscal year 2007, Ross Brown and John A. Tarello, who serve on the Board, received payments from the Company of $216 and $200, respectively, for consulting services provided to the Company. During fiscal year 2006, Ross Brown received payment of $40 from the Company for consulting services provided to the Company.

During fiscal years 2007 and 2006, the Company received approximately $2 and $59, respectively, from NeuroLogica Corp., of which Bernard M. Gordon, a member of the Board, is the Chief Executive Officer, related primarily to certain contract manufacturing activities.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21. Subsequent events:

On September 24, 2007, the Company announced that its Board, on September 20, 2007, declared a dividend of $0.10 per common share payable on October 18, 2007 to shareholders of record on October 4, 2007.

ANALOGIC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Profit and Loss or Income	Additions Charged to Other Accounts	Deductions From Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Year ended July 31, 2007	$1,017	$450	$—	$(40)	$—	$1,427
Year ended July 31, 2006	1,973	(116)	—	(840)	—	1,017
Year ended July 31, 2005	2,130	371	—	(528)	—	1,973

Description	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Year ended July 31, 2007 income tax valuation allowance	$3,094	$808	(A)	$—	$(38	)(B)	$3,864
Year ended July 31, 2006 income tax valuation allowance	1,418	1,693	(C)	—	(17	)(D)	3,094
Year ended July 31, 2005 income tax valuation allowance	1,249	169	(E)	—	—		1,418

(A)	Represents the increase in valuation allowance resulting from additional unused state tax credits.
(B)	Represents the decrease of the valuation allowance in Belgium.
(C)	Represents the increase in valuation allowance resulting from additional losses in Belgium and the establishment of a valuation allowance for state tax credits.
(D)	Represents the decrease of the valuation allowance in Singapore.
(E)	Represents the increase in valuation allowance resulting from additional losses in Canada and Belgium and losses in Singapore.

INDEX TO EXHIBITS

		Title	Incorporated by Reference to
	3.1	Restated Articles of Organization as amended March 15, 1988	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1988

	3.2	By-laws, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2006

	10.1	Land Disposition Agreement by and between City of Peabody Community Development Authority and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981

*	10.2	Form of Indemnity Agreement	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

*	10.3	Employee Qualified Stock Purchase Plan dated June 10, 1986, as amended October 9, 1997 and October 15, 2002	Exhibit 10.1 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed July 24, 2003

*	10.4	Key Employee Incentive Stock Option Plan dated June 11, 1993, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.5	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended on December 8, 2003 and September 20, 2006	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.6	Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.7	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2006

*	10.8	Key Employee Stock Bonus Plan dated October 12, 2000, as amended on March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004.

*	10.9	Form of Stock Option Grant for Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.10	Form of Stock Options Grant for Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.11	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended on March 11, 2003	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fi3scal year ended July 31, 2004

		Title	Incorporated by Reference to
*	10.12	2007 Stock Option Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.13	2007 Restricted Stock Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.14	Form of Stock Option Award Agreement for 2007 Stock Option Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.15	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.16	Severance and Settlement Agreement and Release between Analogic Corporation and John W. Wood Jr. dated January 29, 2007	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.17	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007, and accepted and agreed to by Mr. Green on May 1, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007

*	10.18	Form of Change of Control Agreement for Certain Executive Officers at Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007

	10.19	Secondary sale of common shares of Cedara Software	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2005

*	10.20	Form of Indemnity Agreement for certain Directors and Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2007

	10.21	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005

*	10.22	Analogic 401(k) Plan (January 1, 2007 Restatement)

*	10.23	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988

	21	List of Subsidiaries

	23	Consent of PricewaterhouseCoopers LLP

	Title	Incorporated by Reference to
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement