Form 10-K/A
period 2007-07-31
ANALOGIC CORP
filed 2007-11-28
CIK 6284

UNITED STATES

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant at January 31, 2007 was approximately $913,749,020. As of November 16, 2007, there were 13,350,568 shares of Common Stock outstanding.

Documents incorporated by reference: None

EXPLANATORY NOTE

Analogic Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A in order to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (which was filed on September 27, 2007) to set forth the information required by items 10, 11, 12, 13 and 14 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. This Form 10-K/A amends Part III and Item 15 of the Company’s original Form 10-K filing only, and all other portions of the Company’s original Form 10-K filing remain in effect and have not been updated to reflect the events and developments since the original September 27, 2007 filing date.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

The following table lists the directors of the Company as of November 28, 2007:

Name	Age	Director Since	Expiration of Term (1)	Other Offices Held
M. Ross Brown	73	1984	2008	—
Michael T. Modic	58	2001	2008	—
Edward F. Voboril	65	1990	2008	—
James J. Judge	51	2005	2009	—
Bruce W. Steinhauer	74	1993	2009	—
Gerald L. Wilson	68	1980	2009	—
Bernard M. Gordon	80	1969	2010	—
James W. Green	49	2007	2010	President and Chief Executive Officer
Fred B. Parks	60	2007	2010	—
John A. Tarello	76	1979	2010	—

(1)	The Board of Directors is divided into three classes, each having a three-year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Stockholders held during the year noted and until their respective successors have been elected and qualified.

The following table lists the executive officers of the Company as of November 28, 2007:

Name	Age	Office Held	Date Since Office Has Been Held
James W. Green	49	President and Chief Executive Officer	2007
Edmund F. Becker, Jr.	71	Executive Vice President and Chief Operating Officer	2005
John J. Millerick	59	Senior Vice President, Chief Financial Officer, and Treasurer	2000
John J. Fry	46	Vice President, General Counsel, and Secretary	2007
Donald B. Melson	56	Vice President and Corporate Controller	2006

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

Bernard M. Gordon was the Chairman of the Board of the Company from 1969 to April 2004 and from November 8, 2006 through the present, and was President from 1980 to 1995 and from October 2001 to April 2003. Mr. Gordon was Executive Chairman of the Company from February 2002 to April 2004 and from November 2006 to May 2007, in which capacity he served as the Chairman of the Board of the Company and as its principal executive officer. Mr. Gordon served as “Advisor to the President” from May 21, 2007 through July 31, 2007. Mr. Gordon was Chief Executive Officer from 1973 to 2000 and from February 2002 to August 2003. Mr. Gordon is the Chairman of the Board of Trustees of the Lahey Clinic. Mr. Gordon has been also the Executive Chairman and the Chairman of the Board of Directors of Neurologica Corp. since February 2005. From February 2004 to February 2005, he was that company’s Chairman of the Board of Directors, and from February 2004 to April 2006, he was its Chief Executive Officer. Neurologica Corp. develops and manufactures imaging equipment for neurological scanning applications.

John A. Tarello retired from the Company in November 1999. Mr. Tarello was the Chairman of the Board of the Company from April 2004 until November 8, 2006, on which date he was appointed as Vice Chairman of the Board of the Company on an interim basis. Mr. Tarello was the Company’s Controller from May 1970 to July 1982, a Vice President of the Company from 1971 to 1980, a Senior Vice President from 1980 to 1999, and Treasurer from 1985 to 1999.

M. Ross Brown retired from the Company in November 1999. Mr. Brown joined the Company in August 1984 and was responsible for managing its manufacturing operations.

Edward F. Voboril has served as Chairman of the Board of Greatbatch, Inc. of Clarence, New York, since 1997. He served as that company’s President and Chief Executive Officer from 1990 to August 2006. Greatbatch, Inc. is a developer and manufacturer of power sources, wet tantalum capacitors, and precision engineered components and sub-assemblies used in implantable medical devices.

Dr. Gerald L. Wilson is the former Dean of the School of Engineering at the Massachusetts Institute of Technology (“MIT”) and the Vannevar Bush Professor of Engineering at MIT. Dr. Wilson has served on MIT’s faculty since 1965 and currently serves as a Professor of Electrical and Mechanical Engineering. He is a trustee of NSTAR Corporation and a director of Evergreen Solar, Inc.

Dr. Bruce W. Steinhauer is a Professor of Medicine at the University of Tennessee College of Medicine. Dr. Steinhauer retired in November 2006 as President and Chief Executive Officer of The Regional Medical Center at Memphis, where he had served in those capacities since 1998. From 1992 to 1998, he was the Chief Executive Officer of the Lahey-Hitchcock Clinic. From 1988 to 1992, he was the Senior Vice President for Medical Affairs and Chairman of the Board of Governors for the Medical Group Practice of the Henry Ford Hospital.

Dr. Michael T. Modic has been the Chairman of the Division of Radiology at the Cleveland Clinic Foundation in Cleveland, Ohio, since 1989, and has been on its Board of Governors since 2000. Dr. Modic also has been a Professor of Radiology at The Ohio State University College of Medicine and Public Health since 1993.

James J. Judge has been the Senior Vice President, Chief Financial Officer, and Treasurer of NSTAR Corporation, an energy delivery company, since 1999. Prior to that, he held a number of executive positions at BEC Energy/Boston Edison.

Fred B. Parks, Ph.D., has been the Chairman of the Board and Chief Executive Officer of Urologix, Inc. since May 2003. Urologix develops and markets non-surgical, catheter-based therapies that use a proprietary technology for treatment of benign prostatic hyperplasia. Prior to joining Urologix, Mr. Parks was employed by Philips Medical Systems-Cleveland (formerly Marconi Medical) from 1999 to 2003.

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

Edmund F. Becker, Jr. was appointed Executive Vice President and Chief Operating Officer in November 2005. Dr. Becker was appointed President and Chief Operating Officer in November 2006. Dr. Becker was appointed Analogic’s Executive Vice President and Chief Operating Officer in May 2007. Dr. Becker has been an employee of Analogic since 1977. Serving many years as Vice President and General Manager of the Medical Imaging Components Division, until July 2004 Dr. Becker headed Analogic’s medical imaging subsystems business as Analogic developed into the world’s leading supplier of subsystems to original equipment manufacturers in the emerging field of diagnostic medical imaging.

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

John J. Fry joined the Company as Vice President, General Counsel, and Secretary on November 26, 2007. From April 2005 until joining the company, Mr. Fry was a principal of the law firm Driggs, Hogg & Fry Co., L.P.A. (formerly Driggs, Lucas, Brubaker & Hogg Co., L.P.A.), where his practice focused primarily on technology and intellectual property law. From August 1995 to April 2005, he held various legal positions at Philips Medical Systems (formerly Marconi Medical Systems and Picker International), including Senior Corporate Counsel and Intellectual Property Manager and counsel to Philips’ computed tomography business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of a registered class of its equity securities to file with the SEC initial reports of ownership of the Company equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such filings by the Company’s directors and executive officers and 10% stockholders or written representation from certain of those persons, the Company believes that all filings required to be made by those persons during the fiscal year ended July 31, 2007 were timely made.

Audit Committee

The Company has an Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee of the Board of Directors are James J. Judge, Chairman, Bruce W. Steinhauer, Edward F. Voboril, and Gerald L. Wilson. The Board of Directors has determined that all of the members of the Audit Committee are independent as defined under applicable NASDAQ rules and Rule 10A-3 under the Exchange Act. The Company has determined that Mr. Judge is an “audit committee financial expert” (as defined by the SEC).

Code of Ethics

The Company has adopted a written Code of Business Conduct and Ethics that applies to the Company’s directors, officers, and employees, including its principal executive officer, principal operating officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company intends to post on its website all disclosures that are required by law or the NASDAQ’s listing standards concerning any amendments to, or waivers of, any provision of the Company’s Code of Business Conduct and Ethics.

Recommendation of Nominees to Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the publication of those procedures in the Company’s Proxy Statement dated December 22, 2006 for its 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of the Company’s Board of Directors oversees our executive compensation program. In this role, the Compensation Committee annually reviews and approves all compensation decisions relating to our executive officers.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the Compensation Committee with respect to executive compensation are to:

a)	attract, retain and motivate the best possible executive talent;

b)	ensure executive compensation is aligned with our corporate strategies and business objectives;

c)	promote the achievement of key strategic and financial performance measures by linking short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

d)	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, the Compensation Committee has regularly evaluated the Company’s executive compensation program with the goal of setting compensation at levels the Compensation Committee believes are necessary to allow us to compete for executive talent with other companies in our industry and region. Further, the Company’s executive compensation program has tied a substantial portion of each executive’s overall compensation to the achievement of key strategic, financial and operational goals such as profit from operations. Finally, the Company has provided a portion of our executive compensation in the form of stock options and restricted stock grants that vest over time, which the Company believes helps to retain its executives and aligns their interests with those of its stockholders by allowing them to participate in the longer term success of the Company as reflected in stock price appreciation.

In making compensation decisions for the fiscal year ended July 31, 2007 (“fiscal 2007”), the Compensation Committee engaged the services of Watson Wyatt, independent compensation consultants, to compare our executive compensation against that paid by a peer group of publicly traded companies in the technology industry. This peer group, which is periodically reviewed and updated by the Compensation Committee, consists of companies the Compensation Committee believes are generally comparable to the Company or against which the Compensation Committee believes we compete for executive talent. The companies included in this peer group were: AMIS Holdings Inc.; Analog Devices Inc.; BEI Technologies Inc.; Credence Systems Corp.; Cirrus Logic Inc.; and Mercury Computer Systems, Inc.

The Compensation Committee has generally targeted overall compensation for executives to be competitive with compensation paid to similarly situated executives of the companies in its peer group. Variations to this general target could occur as dictated by the experience level of the individual, market factors and performance. In fiscal 2007, the overall compensation was set in the bottom quartile of the Company’s peer group based upon the financial performance of the Company for the previous fiscal year.

For the fiscal year ending July 31, 2008 (“fiscal 2008”), the Compensation Committee engaged the services of Watson Wyatt to assist the Company in defining an updated peer group of companies and collect relevant market data from those companies. This information was used to determine appropriate mix of long-term incentive vehicles and to link the achievement of key strategic and financial performance measures to short and long term awards. The following 15 companies are included in the updated peer group: American Science and Engineering, Inc.; AnthroCare Corp.; Bruker Biosciences Corp.; Cognex Corp.; Datascope Corp.; ev3, Inc.; FEI, Co.; GSI Group, Inc.; Haemonetics Corp.; Hologic, Inc.; Mercury Computer Systems, inc.; Micrel, Inc.; OmniVision Tech, Inc.; OSI Systems, Inc.; and Photronics, Inc. With information from these companies as well as survey data provided by Watson Wyatt, the Compensation Committee approved the fiscal 2008 annual incentive cash bonus plans and the performance contingent restricted stock awards. The target award levels for each of these incentive compensation programs generally approximate the median market values in our peer group for each of the eligible positions in the plans.

Components of our Executive Compensation Program

The primary elements of our fiscal 2007 executive compensation program were:

a)	base salary;

b)	executive annual incentive cash bonus plan;

c)	discretionary cash bonuses;

d)	stock option and restricted stock awards;

e)	employee benefits and other compensation; and

f)	severance and change-of-control benefits.

For fiscal 2007, the Company did not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee, after reviewing information provided by Watson Wyatt, determined what it believed to be the appropriate level and mix of the various compensation components.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. When establishing executive base salaries for fiscal 2007, the Compensation Committee considered the survey data of compensation in the peer group, as well as a variety of other factors, including the seniority and performance of the individual, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at his prior employment, if applicable, the number of well qualified candidates to assume the individual’s role, and the financial performance of the Company in the past year. Generally, the Company believes that executive base salaries should be competitive with salaries for executives in similar positions at comparable companies.

Base salaries are reviewed at least annually by our Compensation Committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, individual performance and experience, and the performance of the Company. Base salaries for the Company’s executive officers (other than the chief executive officer (the “CEO”)) are set by the Compensation Committee, based on the recommendation of the CEO. The range of base salary increases for our executive officers (other than the CEO) for fiscal 2007 from fiscal 2006 was 0% to approximately 8%.

The base salary for the CEO was recommended by the Compensation Committee and ratified by our Board. In November 2006, John W. Wood Jr. resigned as President of the Company and was temporarily replaced as its principal executive officer by Bernard M. Gordon, a member of the Company’s Board. In May 2007, James W. Green was appointed as President and CEO of the Company, replacing Mr. Gordon as the Company’s principal executive officer, in which capacity Mr. Gordon had acted as its Executive Chairman. As Executive Chairman, Mr. Gordon also served as the Chairman of the Board, in which capacity he continues to serve. Mr. Wood’s annualized salary for fiscal 2007 remained the same as fiscal 2006 due primarily to the historical financial performance of the Company. Mr. Gordon’s compensation at the annualized rate of $350,000 per year while serving as the Company’s principal executive officer from November 8, 2006 to May 20, 2007 and then as “Advisor to the President” from May 21, 2007 through July 31, 2007 was determined by the Compensation Committee based upon Mr. Gordon’s previous performance as the CEO of the Company. Mr. Green’s annualized base salary of $450,000 for the remainder of fiscal 2007 and for all of fiscal year 2008 is based upon his employment agreement with the Company, which was set by the Compensation Committee after taking into account the survey data of compensation for CEOs in the peer group, the level of responsibility, the base salary at his prior employment, and the number of well qualified candidates to assume the CEO role.

In fiscal 2008, the Compensation Committee charter was amended to authorize the Compensation Committee to review and approve the compensation of the Company’s CEO, in addition to its existing authority to review and approve the compensation of our other officers.

Executive Annual Incentive Cash Bonus Plan

For fiscal 2007, the Company provided an executive annual cash incentive bonus plan payment for all of its executives, except for the CEO, the Chief Operating Officer (the “COO”), and its Vice President, General Counsel, and Corporation Secretary. This plan was intended to compensate executives for the achievement of both a corporate performance target and individual performance objectives. Each executive officer’s annual bonus target was determined based on position, title, responsibilities, and total target cash compensation. The corporate performance target and the individual objectives were given equal weight in the bonus calculation. The corporate performance target generally conformed to the financial metrics contained in the internal business plan adopted by the Board of Directors (the “Board”) relating to an adjusted diluted earnings per share target. To receive a payment under this plan, a minimum adjusted diluted earnings per share target must have been achieved. The adjusted diluted earnings per share for fiscal 2007 was calculated by excluding interest income, profit realized from the operation of the hotel, and asset impairment charges from the fiscal 2007 diluted earnings per share. The greater the amount of the adjusted diluted earnings per share, the greater the amount was available for distribution under the corporate target portion of the plan. The corporate performance target is based on adjusted diluted earnings per share and was set by the Compensation Committee to be reasonably likely of being attained, though it was by no means certain of being attained. Individual objectives were tied to the employee’s area of expertise and his performance in attaining those objectives. The maximum that could have been paid out under this plan was 150% of the original targeted award. The Compensation Committee approved the corporate financial target, the individual performance goals for each executive, the weighting of various goals for each executive, and the formula for determining potential bonus amounts based on achievement of those goals.

Target bonuses for the executive officers included in the fiscal 2007 plan were approved by the Compensation Committee, based on the recommendation of the COO. Target bonuses for the participating executive officers ranged between approximately 5% and approximately 16% of base salary for fiscal 2007. Of these target bonuses, 50% was tied to a corporate performance target, with the remaining 50% in each case tied to individual objectives.

Individual objectives for our executive officers included in the fiscal 2007 plan were recommended by the COO after consultation with the affected executive officers. The Compensation Committee worked with the COO to develop corporate and individual goals that they believed could be reasonably achieved during fiscal 2007. At the end of fiscal 2007, the COO measured individual achievement for an executive officer by comparing actual performance of the executive to the previously-established goals. At the end of fiscal 2007, the COO reported to the Compensation Committee on the achievement of individual objectives for executive officers’ in this plan, and the Compensation Committee approved the payout of the individual objective bonuses to the executive officers, based on the COO’s recommendation. Individual objectives for fiscal 2007 generally related to operating results, continuous improvement initiatives, and talent development.

For fiscal 2008, the Company adopted a new executive annual incentive cash bonus plan. The fiscal 2008 plan is based on the achievement of revenue and adjusted diluted earnings per share targets. Under this plan, the executive officers have been given a target award and have the opportunity to earn a maximum of two times the target. Any amount paid under this plan that is above the target award will be paid with 50% cash and 50% restricted stock that will vest over a period of two years. The corporate performance targets were set by the Compensation Committee to be reasonably likely of being attained, though it was by no means certain of being attained. Based on Mr. Green’s employment agreement, his target bonus for fiscal year 2008 is guaranteed at 65% of his base salary, or $292,500.

Discretionary Cash Bonuses

The Company’s Compensation Committee may from time to time approve discretionary cash bonuses to its executive officers. During fiscal 2007, a discretionary cash bonus of $300,000 was paid to Mr. Gordon for his performance as the Company’s principal executive officer from November 8, 2006 through May 20, 2007. Further, discretionary cash bonuses of $250,000 and $20,000 were paid to Dr. Becker and Alex A. Van Adzin (the Company’s former Vice President and General Counsel), respectively, for the Company’s and each’s individual performance during fiscal 2007. Finally, a discretionary bonus of $1,500 was paid to Mr. Melson in addition to the amount he received under the executive annual cash incentive bonus plan in recognition for individual performance during fiscal 2007 not contemplated in that plan.

In certain circumstances, the Company sometimes awards new employees guaranteed bonuses, which are paid to the employee after completing one year of service. During fiscal 2007, the Company paid $25,000 to Mr. Melson for his guaranteed bonus after he completed one year of service.

Stock Option and Restricted Stock Awards

Our equity award program has been the primary vehicle for offering long-term incentives to our executives. The Company believes that equity grants provide its executives with a strong link to its long-term performance, create an ownership culture and help to align the interests of the Company’s executives and its stockholders. In addition, the vesting feature of its equity grants should further its goal of executive retention because this feature provides an incentive to the Company’s executives to remain in its employment during the vesting period. All grants of options and restricted stock to the Company’s executives are approved by the Compensation Committee. In determining the size of equity grants awarded to the Company’s executives, the Compensation Committee considers company-level performance, the applicable executive’s performance, the amount of equity previously awarded to the executive, the vesting of such awards and the recommendations of management and Watson Wyatt. The Company does not have any equity ownership guidelines for our executives. The Compensation Committee did not grant any time-based stock options or restricted stock awards to any of the Company’s executive officers during fiscal 2007 due to the financial performance of the Company for the previous fiscal year, except for those granted to the Mr. Green and Mr. Melson as part of their employment agreements

Stock awards to the Company’s executives have been typically granted annually in conjunction with the review of their individual performance at the regularly scheduled meeting of the Compensation Committee held in the first quarter of each year. During fiscal 2007, there were no stock options or restricted stock granted to executives of the Company as part of an annual grant. The only stock options and restricted stock granted by the Compensation Committee in fiscal 2007 were to new employees.

Stock options grants have a seven-year term and vest at a rate of 25% per year, beginning on the second anniversary of the grant date, and are subject to the executive’s continued employment. Vesting and exercise rights cease shortly after termination of employment except in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

For fiscal 2007, restricted stock awards were time-based, vesting at a rate of 25% per year, beginning on the third anniversary of the date of the grant. Because such shares have a built-in value at the time the grants are made, the Company generally grants significantly fewer shares of restricted stock than the number of stock options the Company would grant for a similar purpose.

Based upon the Watson Wyatt study prepared for fiscal 2008, the Compensation Committee granted performance contingent restricted stock awards to its executive officers on October 26, 2007. The annual aggregate value of these awards was set near median levels for companies in its compensation peer group. Achievement of certain growth targets in Company earnings per share over the three year period ending July 31, 2010 will result in the vesting of the restricted shares based on a predefined formula. The table below summarizes the performance contingent restricted stock awards granted to the Company’s executive officers in October 2007:

Name	Target Awards [1]	Maximum Awards
James W. Green[2]	7,500	15,000
Edmund F. Becker, Jr.	6,000	12,000
John J. Millerick	3,200	6,400
Alex A. Van Adzin	2,000	4,000
Donald B. Melson	2,000	4,000

1	These restricted stock awards are performance-based. The measurement period for the shares to be earned is August 1, 2007 through July 31, 2010 and all shares earned based on achievement of the performance goals will cliff-vest at the end of the measurement period. The number of shares to be earned at the end of the three year period will be determined based on the achievement of a compounded adjusted earnings per share growth percentage.

2	Mr. Green’s maximum performance contingent restricted stock award for fiscal 2008 was set at 5,000 shares by his employment contract. Also, by contract he received 50,000 time-based stock options, which were granted on May 21, 2007. On October 26, 2007, the Compensation Committee, with Mr. Green’s consent, cancelled 15,000 time-based stock options and granted a performance contingent restricted stock award for a maximum of 15,000 shares, which has a target of 7,500 shares, to ensure that Mr. Green’s incentive compensation structure was consistent with those of the other executive officers. Had the Compensation Committee left the option grant in place, it would have granted Mr. Green a performance contingent restricted stock award for a maximum of 5,000 shares and a target of 2,500 shares. In that circumstance, Mr. Green would have had less direct financial incentive than his direct reports to achieve the relevant performance goal for the 2008 performance contingent restricted stock awards.

Employee Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan with discretionary profit sharing contributions. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

During fiscal 2007, the Company provided other compensation to its named executive officers in the following forms:

•

perquisites – Per his employment agreement, Mr. Green receives an annual allowance of $20,000, paid quarterly, for use in connection with customary perquisites, such as automobile and financial planning expenses.

•

severance – In return for Mr. Wood’s execution of his Severance and Settlement Agreement and Release (the “Severance Agreement”), he received a single lump sum payment of $203,000, which represents six months of his annualized fiscal 2007 base salary. As part of the Severance Agreement, Mr. Wood also received health and dental coverage for a period of 12 months from his resignation date, which had a cost to the Company of $18,000.

•

profit sharing contributions – During fiscal 2007, the Company made a profit sharing contribution of $1,471,000, which is allocated to each U.S.-based employee of the Company based upon a point system taking into consideration base salary, age, and length of service.

•	relocation costs and related tax gross-ups – As a term of Mr. Green’s employment agreement, the Company paid for his relocation costs, grossed-up for tax purposes.

•

consulting fees – The Company will pay Mr. Wood $561,400 for consulting services to be provided to the Company on an as needed basis from January 1, 2007 through June 30, 2009. The $561,400 was determined based on the approximate value of Mr. Wood’s unvested time-based restricted stock grants, which were cancelled upon his retirement.

•

director fees – During fiscal 2007, Mr. Gordon, the Company’s Chairman of the Board, was a non-employee director from August 1, 2006 through November 7, 2006. He received compensation in the amount of $42,333 for service as a director and as Chairman of the Board in fiscal 2007, $27,083 of which he received while serving as Executive Chairman of the Company from November 8, 2006 to May 20, 2007, in which capacity he served as principal executive officer of the Company, and as an employee of the Company with the title “Advisor to the President” from May 21, 2007 through July 31, 2007.

Severance and Change-of-Control Benefits

Pursuant to an employment agreement between the Company and its current CEO and its current Vice President, General Counsel, and Corporate Secretary and Change of Control Agreements between the Company and its CFO and former Vice President, General Counsel, and Corporate Secretary, as well as in the Company’s Severance Plan for Management Employees, Key Employee Stock Bonus Plan (as amended on January 27, 1988), Key Employee Stock Bonus Plan (as amended on March 11, 2003), the 2007 Restricted Stock Plan, and the 2007 Stock Option Plan, the Company’s executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change of control of the Company. The Company has provided more detailed information about these benefits for its Named Executive Officers (as defined below), along with estimates of their value under various circumstances, under the caption “Potential Payments upon Termination or Change of Control” in this Item.

The Company believes that providing these benefits helps it compete for executive talent. After reviewing the practices of companies represented in the compensation peer group, the Company believes that our severance and change of control benefits are generally in line with severance packages offered to executives by the companies in the peer group.

The Company’s practice in the case of change-of-control benefits has been to structure these as “double trigger” benefits. In other words, the change of control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated during a specified period after the change of control. The Company believes a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate incentives to cooperate in negotiating any change of control in which they believe they may lose their jobs.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1,000,000 paid to the Company’s CEO and four other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. Although the Company does not believe that the limitations of Section 162(m) have a material impact on the Company at the current compensation levels, the Company periodically reviews the potential consequences of Section 162(m) and generally intends to structure the equity-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation would remain tax deductible to the Company. However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee of the Company’s Board during fiscal 2007 were Dr. Wilson, Chairman, Dr. Modic, Mr. Tarello, Dr. Steinhauer, and Mr. Voboril. Mr. Tarello resigned from the Compensation Committee as of June 22, 2007. No executive officer of the Company has served as a director or member of the compensation committee of any other company whose executive officers, or any of them, serve as a member of the Company’s Board or Compensation Committee. During fiscal 2007, Mr. Tarello received $219,500 from the Company for consulting services.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007 and in the proxy statement relating to the Company’s 2007 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE Gerald L. Wilson, Chairman Michael T. Modic Fred B. Parks Bruce W. Steinhauer Edward F. Voboril

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The table below summarizes the compensation information for fiscal 2007 in respect of the Company’s chief executive officer, chief financial officer, and its three additional most highly compensated executive officers during fiscal 2007 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus[1] ($)	Stock Awards[2,9] ($)	Option Awards [3,9] ($)	Non-Equity Incentive Plan Compensation[4] ($)	All Other Compensation[5] ($)	Total ($)
John W. Wood Jr. Chief Executive Officer[6]	2007	210,257	—	(187,795)	10,090	—	330,693	363,245
Bernard M. Gordon Principal Executive Officer[7]	2007	271,247	300,000	—	24,021	—	345,490	940,758
James W. Green President and Chief Executive Officer[8]	2007	77,885	—	25,143	42,332	—	191,359	336,719
Edmund F. Becker, Jr. Executive Vice President and Chief Operating Officer	2007	350,000	250,000	40,833	9,159	—	3,157	653,149
John J. Millerick Senior Vice President, Chief Financial Officer, and Treasurer	2007	250,000	—	81,666	—	56,200	2,638	390,504
Alex A. Van Adzin Vice President, General Counsel, and Secretary[10]	2007	202,404	20,000	50,654	22,219	—	2,422	297,699
Donald B. Melson Vice President – Corporate Controller	2007	200,000	26,500	37,652	15,756	15,000	2,508	297,416

1	This column represents discretionary bonuses as discussed on page 8 of this Form 10-K/A.

2	This column represents the dollar amount we recognized as expense for financial statement reporting purposes with respect to fiscal 2007 related to restricted stock awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, disregarding the estimate for forfeitures, and thus includes amounts for restricted stock awards granted in fiscal 2007 as well as prior years. Additional information can be found in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2007. The negative amount for Mr. Wood is due the reversal of expense recognized in prior fiscal years due to his forfeiture of 20,000 shares upon his retirement in December 2006.

3	This column represents the dollar amount we recognized as expense for financial statement reporting purposes with respect to fiscal 2007 related to stock option awards in accordance with SFAS No. 123(R), disregarding the estimate for forfeitures, and thus includes amounts for stock option awards granted in fiscal 2007 as well as prior fiscal years. Additional information can be found in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2007.

4	This column represents incentive compensation earned for fiscal 2007 under the Company’s executive annual incentive cash bonus plan, which is described on pages 7 and 8 of this Form 10-K/A.

5	Please see the All Other Compensation table below.

6	Mr. Wood served as the Company’s Chief Executive Officer from August 1, 2006 through December 31, 2006.

7	Mr. Gordon, in his capacity as Executive Chairman, served as the Company’s principal executive officer from November 8, 2006 through May 20, 2007. He then served as an employee with the title “Advisor to the President” from May 21, 2007 through July 31, 2007. While serving as the Company’s principal executive officer and as “Advisor to the President”, Mr. Gordon received compensation of $271,247, which was based on an annual salary of $350,000.

8	Mr. Green began serving as the Company’s Chief Executive Officer on May 21, 2007.

9	No stock options or restricted stock awards were granted in fiscal 2007 to the Named Executive Officers other than those issued Mr. Green and Mr. Melson as part of their employment agreements.

10	Mr. Van Adzin resigned as an executive officer as of November 21, 2007.

All Other Compensation from Summary Compensation Table

The following table summarizes the information included in the All Other Compensation column in the Summary Compensation Table.

Name	Profit Sharing Contributions ($)	Perquisites ($)	Relocation Costs[1] ($)	Tax Gross Ups[2] ($)	Severance[3] ($)	Other[4] ($)	Total ($)
John W. Wood Jr.	—	—	—	—	213,500	127,693	341,193
Bernard M. Gordon	3,157	—	—	—	—	342,333	345,490
James W. Green	—	5,000	136,460	49,899	—	—	191,359
Edmund F. Becker, Jr.	3,157	—	—	—	—	—	3,157
John J. Millerick	2,638	—	—	—	—	—	2,638
Alex A. Van Adzin	2,422	—	—	—	—	—	2,422
Donald B. Melson	2,508	—	—	—	—	—	2,508

1	This column represents the relocation costs for Mr. Green discussed on page 9 of this Form 10-K/A.

2	This column represents the tax gross-ups for Mr. Green’s relocation costs.

3	This column represents severance payments to Mr. Wood discussed on page 9 of this Form 10-K/A.

4	This column represents consulting fees paid to Mr. Wood after his retirement as CEO, director fees paid to Mr. Gordon of $42,333, and a special payment of $300,000 to Mr. Gordon for past services provided to the Company. The consulting fees paid to Mr. Wood and the director fees paid to Mr. Gordon are discussed in further detail on page 9 of this Form 10-K/A.

Grants of Plan-Based Awards

The following table shows all awards granted to each of the Named Executive Officers during fiscal 2007.

Name	Grant Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards[1]
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
John W. Wood Jr.	—	—	—	—	—	—	—	—	—		—	—
Bernard M. Gordon	—	—	—	—	—	—	—	—	—		—	—
James W. Green	5/21/2007	—	—	—	—	—	—	10,000	50,000	[2]	64.70	$1,736,500
Edmund F. Becker, Jr.	—	—	—	—	—	—	—	—	—		—	—
John J. Millerick	—	32,000	40,000	60,000	—	—	—	—	—		—	—
Alex A. Van Adzin	—	—	—	—	—	—	—	—	—		—	—
Donald B. Melson	9/20/2006	8,000	10,000	15,000	—	—	—	4,500	4,500		58.41	354,465

1	The amounts shown in the column have been calculated in accordance with SFAS No. 123R. Additional information can be found in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal 2007.

2	On October 26, 2007, the Compensation Committee cancelled stock options for 15,000 shares with Mr. Green’s consent and issued a performance-contingent restricted stock award with a target of 7,500 shares, of which 5,000 shares were in the place of the cancelled options in order to align his compensation structure with the other Named Executive Officers. Mr. Green will have the ability to earn up to 15,000 shares under this award. For further information on this award modification, see page 9 of this Form 10-K/A.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of July 31, 2007. The market and payout values for unvested stock awards are calculated based on a market value of $66.39 per share (the closing market price of Analogic’s Common Stock on July 31, 2007) multiplied by the number of shares subject to the award. All stock options shown in this table have a seven-year term and vest at the rate of 25% per year beginning on the second anniversary of the grant date, subject to the Named Executive Officer’s continued employment.

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John W. Wood Jr.	—	—		—	—	—	—	—	—	—
Bernard M. Gordon	—	—		—	—	—	—	—	—	—
James W. Green	—	50,000	[1]	—	64.70	5/21/2014	10,000	663,900	—	—
Edmund F. Becker, Jr.	3,000 750	— 2,250	[2]	— —	43.125 41.32	1/19/2008 10/8/2011	2,499	165,909	—	—
John J. Millerick	—	—		—	—	—	4,999	331,884	—	—
Alex A. Van Adzin	—	2,500 1,500	[3] [2]	—	42.83 41.32	10/27/2010 10/8/2011	5,750	381,743	—	—
Donald B. Melson	—	4,500	[4]	—	58.41	9/20/2013	4,500	298,755	—	—

1	On October 26, 2007, the Compensation Committee cancelled stock options for 15,000 shares with Mr. Green’s consent and issued a performance-contingent restricted stock award with a target of 7,500 shares, of which 5,000 shares were in the place of the cancelled options in order to align his compensation structure with the other Named Executive Officers. Mr. Green will have the ability to earn up to 15,000 shares under this award. For further information on this award modification, see page 9 of this Form 10-K/A.

2	50% of these options will vest on each October 8 of 2008 and 2009

3	33% of these options will vest on each October 27 of 2007 and 2008

4	25% of these options will vest on each September 20 2008, 2009, 2010, and 2011

Option Exercises and Stock Vested

The following table provides information regarding options and stock awards exercised and vested, respectively, for the Named Executive Officers during fiscal 2007.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($) [1]	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[2]
John W. Wood Jr.	3,246	28,792	—	—
Bernard M. Gordon	5,000	107,725	—	—
James W. Green	—	—	—	—
Edmund F. Becker, Jr.	—	—	1,250	86,925
John J. Millerick	—	—	2,500	173,850
Alex A. Van Adzin	3,000	96,950	1,250	69,650
Donald B. Melson	—	—	—	—

1	Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise for each option.

2	Represents the fair market value of the Common Stock on the applicable vesting date, multiplied by the number of shares of restricted stock that vested on that date.

Potential Payments Upon Termination or Change of Control

On May 21, 2007, the Company entered into a change of control agreement (“Change of Control Agreement”), with both Mr. Millerick and Mr. Van Adzin. The Change of Control Agreement provides, in summary, that if, during a period of twelve months after a qualifying change in control, the Company shall terminate the executive’s employment other than for “Cause” and not by reason of the executive’s disability, or the executive shall terminate his employment for good reason, the Company shall pay to the executive the aggregate of the following amounts, such amounts to be payable by the Company in a lump sum in cash within thirty days after the date of termination: (a) all accrued obligations; (b) the sum of (i) the executive’s annual base salary, and (ii) any annual bonus to which the executive is entitled under the Company’s then existing incentive plan; and (c) up to $25,000 for executive outplacement services utilized by the executive. The Change of Control Agreement obligates the Company in certain circumstances to continue, for twelve months or longer, certain benefits to the Executive and, where applicable, the Executive’s family.

On May 1, 2007, the Company entered into an employment agreement with Mr. Green. The employment agreement provides that if, during the employment period, the Company shall terminate Mr. Green’s employment other than for “cause”, the Company shall pay him twelve months of salary paid on a bi-weekly basis , a lump payment equal to his target bonus, and accelerate the vesting of stock options and restricted stock as follows:

•	a portion of the 5,000 shares of performance-based restricted stock granted as part of this agreement based on his service completed

•

50% of the unvested time-based stock options from his initial grant of 15,000 options granted as part of this agreement, which were cancelled by the Compensation Committee in October 2007 and replaced with a target performance contingent restricted stock award of 5,000 shares.

•	50% of his unvested time-based restricted stock from his one-time equity grant as part of this agreement.

•	100% of his unvested time-based stock options from his one-time equity grant as part of this agreement.

Mr. Green’s agreement also entitles him to the following change-in-control benefits in the event his employment is terminated without cause within twenty-four months following a change in control:

•	Two times base salary plus the greater of the target or the three year average bonus

•	Pro-rata bonus, equal to the greater of target or actual to the extent determinable, for the year of termination

•	Benefit continuation for twenty-four months

•	Acceleration of all unvested equity awards

•

If excise taxes are imposed, he will be eligible for a tax gross up but only if the termination benefits exceed the safe harbor by the greater of $50,000 or 10%; otherwise, his benefits will be reduced only if this results in a better after-tax position for Mr. Green.

Further, the Company has two severance plans, one of which is for management and the other for non-management employees. The plan for management employees covers the President and CEO, designated corporate officers, and other designated officers. Participants in the management plan are entitled to receive severance benefits as follows:

•

For the President and CEO, as well as other management employees reporting directly to the President and CEO, the employee receives a severance benefit of compensation and health and life insurance coverage equal to two weeks for each complete year of service, which may not be less than six months nor more than one year.

•

For all other management employees, the employee receives a severance benefit of compensation and health and life insurance coverage equal to two weeks for each complete year of service, which may not be less than two weeks nor more than one year.

Additionally, while not part of either severance plan, the Company has a practice of providing all employees over the age of forty with four weeks of additional severance benefits in addition to what they receive under the applicable severance plan.

Lastly, upon a qualifying change-in-control, any unvested restricted stock granted under the Company’s Key Employee Stock Bonus Plan (as amended on January 27, 1988), Key Employee Stock Bonus Plan (as amended on March 11, 2003), and the 2007 Restricted Stock Plan will become immediately vested. Further, any unvested stock options granted under the Company’s 2007 Stock Option Plan will become immediately vested and exercisable upon a qualifying change-in-control.

The tables below reflect the compensation and benefits due to each Named Executive Officer upon an involuntary termination other than for cause, and a termination following a change of control without cause or by the executive officer for good reason. The amounts shown assume that each termination of employment was effective as of July 31, 2007. The value of accelerated stock options was calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing stock price of our Common Stock as of July 31, 2007, which was $66.39. The value of accelerated restricted stock was calculated by multiplying the number of accelerated shares by the closing price of our Common Stock as of July 31, 2007. The amounts shown in the table are estimates of the amounts which would be paid upon termination of employment. The actual amounts to be paid can only be determined at the time of the termination of employment.

James W. Green

Element	Involuntary Termination without Cause ($)		Termination Without Cause or With Good Reason Following a Change in Control ($)
Incremental Benefits Pursuant to Termination Event
Cash Severance
Base salary	450,000		900,000
Annual Incentive Plan Bonus	292,500		292,500
Benefits and perquisites
Health and Welfare Benefit Continuation	—		27,500
Excise Tax Gross-Up	—		712,891
Long-term Incentives
In-the-Money Value of Accelerated Stock Options	71,825	[1]	84,500	[1]
Value of Accelerated Restricted Stock	497,925	[2]	995,850	[2]
Total Value: Incremental Benefits	1,312,250		3,013,241

1	On October 26, 2007, the Compensation Committee cancelled stock options for 15,000 shares with Mr. Green’s consent and issued a performance-contingent restricted stock award with a target of 7,500 shares, of which 5,000 shares were in the place of the cancelled options in order to align his compensation structure with the other Named Executive Officers. Mr. Green will have the ability to earn up to 15,000 shares under this award. The portion of the 15,000 time-based stock options that could have vested as originally contemplated have been included in this amount because they had not been cancelled as of July 31, 2007. For further information on this award modification, see page 9 of this Form 10-K/A.

2	As part of Mr. Green’s employment agreement, the Company was obligated to grant him a performance-based restricted stock award for a maximum of 5,000 shares. On October 26, 2007, the Compensation Committee granted Mr. Green a performance contingent restricted stock award for a maximum of 15,000 shares under the 2007 Restricted Stock Plan. The 5,000 share award called for in Mr. Green’s employment agreement is included in this award.

Edmund F. Becker, Jr.

Element	Involuntary Termination without Cause ($)	Termination Without Cause or With Good Reason Following a Change in Control ($)
Incremental Benefits Pursuant to Termination Event
Cash Severance
Base salary	350,000	350,000
Benefits and perquisites
Health and Welfare Benefit Continuation	13,750	13,750
Long-term Incentives
Value of Accelerated Restricted Stock	—	165,909
Total Value: Incremental Benefits	363,750	529,659

John J. Millerick

Element	Involuntary Termination without Cause ($)	Termination Without Cause or With Good Reason Following a Change in Control ($)
Incremental Benefits Pursuant to Termination Event
Cash Severance
Base salary	125,000	250,000
Annual Incentive Plan Bonus	—	56,200
Benefits and perquisites
Health and Welfare Benefit Continuation	6,875	13,750
Outplacement Services	—	25,000
Long-term Incentives
Value of Accelerated Restricted Stock	—	331,884
Total Value: Incremental Benefits	131,875	676,834

Alex A. Van Adzin

Element	Involuntary Termination without Cause ($)	Termination Without Cause or With Good Reason Following a Change in Control ($)
Incremental Benefits Pursuant to Termination Event
Cash Severance
Base salary	102,500	205,000
Benefits and perquisites
Health and Welfare Benefit Continuation	6,875	13,750
Outplacement Services	—	25,000
Long-term Incentives
Value of Accelerated Restricted Stock	—	381,743
Total Value: Incremental Benefits	109,375	625,493

Donald B. Melson

Element	Involuntary Termination without Cause ($)	Termination Without Cause or With Good Reason Following a Change in Control ($)
Incremental Benefits Pursuant to Termination Event
Cash Severance
Base salary	23,077	23,077
Benefits and perquisites
Health and Welfare Benefit Continuation	1,587	1,587
Long-term Incentives
Value of Accelerated Restricted Stock	—	298,755
Total Value: Incremental Benefits	24,664	323,419

DIRECTOR COMPENSATION

The Compensation Committee evaluates the appropriate level and form of compensation for non-employee directors at least annually and recommends changes to the Board when appropriate. Non-employee directors receive annual cash retainers, meeting fees, and, subject to approval of the Analogic Corporation Non-Employee Director Stock Plan by the stockholders at the 2008 Annual Meeting of Stockholders, annual equity awards for their service. No compensation is paid to any director for his or her service as such if that director is an employee of the Company. For fiscal 2008, the following compensation changes were made for non-employee Directors:

•	The monthly cash retainer for the Chairman of the Board was increased to $10,000 for fiscal 2008 from $5,000 for fiscal 2007.

•	The annual cash retainer for directors was increased to $25,000 for fiscal 2008 from $15,000 for fiscal 2007.

•	The annual fee for Chairman of the Audit Committee was increased to $6,000 for fiscal 2008 from $3,000 for fiscal 2007.

Each director of the Company who is not an employee of the Company is entitled to a fee of $1,500 per meeting for each meeting of the Board or any Board committee attended in person, and a fee of $1,000 per meeting for each meeting of the Board or any Board committee attended by telephone, together with reimbursement of travel expenses under certain circumstances. In addition, each director who serves as chairman of the Compensation Committee or the Nominating and Corporate Governance Committee is entitled to an annual fee of $3,000. Mr. Gordon, the Company’s Chairman of the Board, received compensation in the amount of $42,333 for service as a director and as Chairman of the Board in fiscal 2007, $27,083 of which he received while serving as Executive Chairman of the Company from November 8, 2006 to May 20, 2007, in which capacity he served as principal executive officer of the Company, and as an employee of the Company with the title “Advisor to the President” from May 21, 2007 through July 31, 2007. For serving as the Company’s principal executive officer and as “Advisor to the President”, Mr. Gordon also received compensation of $271,247, which was based on an annual salary of $350,000.

The table below summarizes the compensation paid by Analogic to its non-employee directors for fiscal 2007.

Name	Fees Earned or Paid in Cash ($)[1]	Option Awards ($)[2,5]	All Other Compensation ($)		Total ($)
Bernard M. Gordon	42,333	24,021	874,404	[3]	940,758
M. Ross Brown	50,000	13,336	230,500	[4]	293,836
James J. Judge	57,000	23,473	—		80,473
Michael T. Modic	49,000	24,504	—		73,504
Bruce W. Steinhauer	62,500	21,096	—		83,596
John A. Tarello	77,500	13,336	219,500	[4]	310,336
Edward F. Voboril	60,000	21,096	—		81,096
Gerald W. Wilson	66,000	21,096	—		87,096
Fred B. Parks[6]	—	—	—		—

1.	The next table further describes the information included in the Fees Paid column.

2.	This column represents the dollar amount we recognized for financial statement reporting purposes with respect to fiscal 2007 related to stock option and restricted stock awards in accordance with SFAS No. 123(R), disregarding the estimate for forfeitures, and thus includes amounts for stock option and restricted stock awards granted in prior years. There were no stock option or restricted stock awards issued to directors in fiscal 2007. Additional information can be found in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2007.

3.	This represents compensation received by Mr. Gordon for serving as the Company’s principal executive officer from November 8, 2006 through May 20, 2007, and as an employee of the Company with the title “Advisor to the President” from May 21, 2007 through July 31, 2007. For additional details, see pages 11 and 12 of this Form 10-K/A.

4.	This represents discretionary compensation received for advisory services provided to the Company during fiscal 2007.

5.	The non-employee directors have the following outstanding stock option awards as of July 31, 2007: Mr. Gordon: 0; Mr. Brown: 0; Mr. Judge: 5,000; Mr. Modic: 10,000; Mr. Steinhauer: 10,000; Mr. Tarello: 0; Mr. Voboril: 10,000; Mr. Wilson: 5,000; and Mr. Parks: 0.

6.	Mr. Parks was not a director of the Company during fiscal 2007.

The following table further describes the information included in the Fees Paid or Paid in Cash column in the preceding table.

Name	Annual Retainers ($)	Board Chairman Fee ($)	Board Meeting Fees ($)	Audit Committee Fees ($)	Compensation Committee Fees ($)	Corporate Governance and Nominating Committee Fees ($)	Total ($)
Bernard M. Gordon	7,500	23,333	10,000	—	—	1,500	42,333
M. Ross Brown	15,000	—	23,500	—	—	11,500	50,000
James J. Judge	15,000	—	18,000	12,000	—	12,000	57,000
Michael T. Modic	15,000	—	16,000	—	7,000	11,000	49,000
Bruce W. Steinhauer	15,000	—	16,500	6,500	9,500	15,000	62,500
John A. Tarello	15,000	17,500	23,000	—	9,000	13,000	77,500
Edward F. Voboril	15,000	—	15,500	6,500	10,000	13,000	60,000
Gerald W. Wilson	15,000	—	20,500	6,000	13,000	11,500	66,000
Fred B. Parks	—	—	—	—	—	—	—

In June 1996, the Board adopted and the stockholders approved at the January 1997 Annual Meeting of Stockholders, the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors, which was amended by the Board on December 8, 2003, and approved by the stockholders at the January 2004 Annual Meeting of the Stockholders, and as further amended by the Board on September 20, 2006 (the “1997 Plan”). Pursuant to the 1997 Plan, options to purchase 150,000 shares of Common Stock may be granted only to directors of the Company or any subsidiary who are not employees of the Company or any subsidiary. The exercise price of options granted under the 1997 Plan is the fair market value of the Common Stock on the date of grant. The 1997 Plan provides that each new non-employee director who is elected to the Board shall be granted an option to acquire 5,000 shares, effective as of the date on which he or she is first elected to the Board.

The 1997 Plan further provides that every four years from the date on which a non-employee director was last granted a non-employee director option, that non-employee director shall be granted an option to acquire 5,000 shares, effective as of the date of that fourth anniversary.

Options granted under the 1997 Plan become exercisable in three equal annual installments on each of the first three anniversaries of the date of grant, and expire ten years after the date of grant. No grants of options to purchase the Company’s Common Stock were made under the 1997 Plan to any of the directors in fiscal 2007. Upon his election as a director in August 2007, Mr. Parks was granted an option for 5,000 shares pursuant to the 1997 Plan.

The 1997 Plan is administered by members of the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as to all persons (including any “group”, as defined in section 13(d)(3) of the Exchange Act) known by the Company to have owned beneficially 5% or more of its Common Stock as of December 31, 2006, and as to the beneficial ownership of the Company’s Common Stock by each of the Company’s directors and Named Executive Officers and all of the Company’s directors and executive officers as a group, as of October 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon exercise of stock options that are immediately exercisable or exercisable within 60 days after October 31, 2007. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after October 31, 2007. Except as otherwise indicated, to the Company’s knowledge, the persons identified below have sole voting and sole investment power with respect to shares they own of record.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders
T. Rowe Price Associates, Inc. (1) 100 East Pratt Street Baltimore, Maryland 21202	1,081,480	7.7%
Artisan Partners, LP (2) 875 East Wisconsin Avenue, Suite 800 Milwaukee, Wisconsin 53202-3197	1,065,600	7.6%
Dimensional Fund Advisors LP (3) 1299 Ocean Avenue Santa Monica, California 90401	846,478	6.06%
Advisory Research, Inc. (4) 180 North Stetson Street, Suite 5500 Chicago, Illinois 60601	730,840	5.234%
Barclays Global Investors, N.A. (5) 5 Fremont Street San Francisco, California 94105-2228	721,410	5.16%

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Directors
M. Ross Brown	0		*
Michael T. Modic	8,334	(6)	*
Edward F. Voboril	10,000	(7)	*
Bernard M. Gordon	6,000	(8)	*
John A. Tarello	0		*
James W. Green	17,500		*
Fred B. Parks	0		*
James J. Judge	3,334	(9)	*
Bruce W. Steinhauer	14,000	(10)	*
Gerald L. Wilson	8,000	(11)	*
Named Executive Officers (Other than Mr. Green, listed above)
Edmund F. Becker, Jr.	17,479	(12)	*
John J. Millerick	8,199		*
Alex A. Van Adzin	10,750	(13)	*
Donald B. Melson	6,500		*
All Current Directors and Executive Officers as a Group (14 persons)	110,096	(14)	*

*	Represents less than 1% ownership.

(1)	Based solely on a Schedule 13G/A filed with the SEC on February 13, 2007, which presents information as of December 31, 2006. These shares are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. serves as investment advisor with sole voting power as to 217,400 shares and sole dispositive power as to 1,081,480 shares. For purposes of the reporting requirements of the Exchange Act, T. Rowe Price Associates is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates, Inc. expressly denies that it is, in fact, the beneficial owner of such securities.

(2)	Based solely on a Schedule 13G filed with the SEC on January 26, 2007, which presents information as of December 31, 2006. This Schedule 13G/A was filed on behalf of Artisans Partnership Limited Partnership, Artisan Investment Corporation, Andrew A Ziegler, and Carlene Murphy Ziegler, pursuant to a Joint Filing Agreement, a copy of which is attached as Exhibit 1 to said schedule. Each of Artisans Partnership Limited Partnership, Artisan Investment Corporation, Andrew A Ziegler, and Carlene Murphy Ziegler have shared voting power as to 914,700 shares and shared dispositive power as to 1,065,600 shares.

(3)	Based solely on a Schedule 13G/A filed with the SEC on February 9, 2007, which presents information as of December 31, 2006.

(4)	Based solely on a Schedule 13G filed with the SEC on February 20, 2007, which presents information as of December 31, 2006.

(5)	Based solely on a Schedule 13G filed with the SEC on January 23, 2007, which presents information as of December 31, 2006.

(6)	Includes 8,334 shares issuable upon exercise of options exercisable within 60 days of October 31, 2007.

(7)	Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of October 31, 2007.

(8)

The shares reported above are owned by The Bernard Gordon Charitable Remainder Unitrust Trust (the “Trust”), of which Mr. Gordon serves as a Co-Trustee. The Trustees have full power to vote or dispose of the shares held by the

Trust. Upon the death of Mr. Gordon, all of the assets of the Trust, in general, will be distributed to The Gordon Foundation, a section 501(c)(3) trust under the United States Internal Revenue Code of 1986, as amended, formed by Mr. Gordon with its principal office located at 14 Electronics Avenue, Danvers, Massachusetts.

(9)	Includes 3,334 shares issuable upon exercise of options exercisable within 60 days of October 31, 2007.

(10)	Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of October 31, 2007.

(11)	Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of October 31, 2007.

(12)	Includes 4,000 shares issuable upon exercise of options exercisable within 60 days of October 31, 2007.

(13)	Includes 1,750 shares issuable upon exercise of options exercisable within 60 days of October 31, 2007.

(14)	Includes 42,418 shares issuable upon exercise of options exercisable within 60 days of October 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of the Company’s Annual Report on Form 10-K filed on September 27, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During fiscal 2007, M. Ross Brown and John A. Tarello received payments from the Company of $230,500 and $219,500, respectively, for consulting services provided to the Company. The Company does not currently have in place a policy for approving related person transactions.

Director Independence

Under NASDAQ Marketplace Rules applicable to the Company, a director of the Company qualifies as an “independent director” only if, in the opinion of the Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that none of James J. Judge, Michael T. Modic, Fred B. Parks, Bruce W. Steinhauer, Edward F. Voboril, or Gerald L. Wilson has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The Board also has determined that all of the current members of the Company’s Audit, Compensation, and Nominating and Corporate Governance Committees are independent as defined under NASDAQ rules.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees billed to the Company by its independent registered public accounting firm:

	Fiscal 2007	Fiscal 2006
	(In Thousands)	(In Thousands)
Audit Fees (a)	$1,590	$2,533
Audit-Related Fees (b)	34	32
Tax Fees (c)	79	170
All Other Fees (d)	3	4

	$1,706	$2,739

(a)	Fees for audit services billed related to fiscal 2007 consisted substantially of the following:

•	Audit of the Company’s July 31, 2007 annual financial statements

•	Reviews of the Company’s quarterly financial statements in fiscal 2007

•	Internal control attestation procedures as required by the Sarbanes-Oxley Act of 2002, Section 404

Fees for audit services billed related to fiscal 2006 consisted substantially of the following:

•	Audit of the Company’s July 31, 2006 annual financial statements

•	Reviews of the Company’s quarterly financial statements in fiscal 2006

•	Internal control attestation procedures as required by the Sarbanes-Oxley Act of 2002, Section 404

(b)	Fees for audit-related services billed related to fiscal 2007 and fiscal 2006 consisted of the following:

•	Filing of SEC Form S-8 and 8-K

(c)	Fees for tax services billed related to fiscal 2007 and fiscal 2006 consisted substantially of the following:

•	U.S. and foreign tax compliance

•	Tax planning and advice services relating to international restructuring plan

(d)	All other fees related to fiscal 2007 and 2006 consisted primarily of licenses to a web-based accounting research tool and a automated accounting disclosure checklist.

The fees related to the services above were approved by the Audit Committee.

The Audit Committee has adopted a policy in its charter to pre-approve all services (audit and non-audit) to be provided to the Company by its independent registered public accounting firm, except that de minimis non-audit services may be approved in accordance with applicable SEC rules, including paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. In considering the nature of the services provided by the independent registered public accounting firm, during fiscal 2007 and fiscal 2006 the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Company management and the independent registered public accounting firm to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the American Institute of Certified Public Accountants. None of the services above were approved by the Audit Committee pursuant to the exception set forth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at July 31, 2007 and 2006

Consolidated Statements of Operations for the years ended July 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended July 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

The above-referenced items were included as part of the original filing of the Form 10-K on September 27, 2007.

2.	Financial Statement Schedule II—Valuation and Qualifying Accounts

The above-referenced Schedule was included as part of the original filing of the Form 10-K on September 27, 2007.

Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto

3.	Exhibits

The attached Exhibit Index lists the additional exhibits being filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION

Date:	November 28, 2007	By	/s/ JAMES W. GREEN
James W. Green
President and Chief Executive Officer

INDEX TO EXHIBITS

	Title	Incorporated by Reference to

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended