Form 10-Q
period 2007-10-31
ANALOGIC CORP
filed 2007-12-10
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

The number of shares of Common Stock outstanding at November 30, 2007 was 13,356,818.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	October 31, 2007	July 31, 2007
Assets
Current assets:
Cash and cash equivalents	$188,787	$226,545
Marketable securities	47,845	2,000
Accounts receivable, net of allowance for doubtful accounts of $1,567 and $1,427 at October 31, 2007 and July 31, 2007, respectively	56,195	58,926
Inventories	57,941	54,413
Deferred income taxes	7,033	12,912
Other current assets	9,844	10,646

Total current assets	367,645	365,442

Property, plant, and equipment, net	83,110	80,482
Investments in and advances to affiliated companies	35	35
Capitalized software, net	2,753	2,319
Intangible assets, net	28	413
Other assets	8,608	9
Deferred income taxes	8,517	10,441

Total Assets	$470,696	$459,141

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$23,586	$21,734
Accrued liabilities	22,209	26,570
Advance payments and deferred revenue	10,857	11,517
Accrued income taxes	323	5,507

Total current liabilities	56,975	65,328

Long-term liabilities:
Other long-term liabilities	7,052	—
Deferred income taxes	503	456

Total long-term liabilities	7,555	456

Commitments and guarantees (Note 13)

Stockholders’ equity:
Common stock, $.05 par value	668	662
Capital in excess of par value	65,642	64,186
Retained earnings	325,461	318,284
Accumulated other comprehensive income	14,395	10,225

Total stockholders’ equity	406,166	393,357

Total Liabilities and Stockholders’ Equity	$470,696	$459,141

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2007	2006
Net revenue:
Product	$85,311	$70,748
Engineering	5,515	1,664
Other	3,375	3,190

Total net revenue	94,201	75,602

Cost of sales:
Product	52,049	44,589
Engineering	5,456	2,863
Other	1,879	1,487
Asset impairment charges	—	8,625

Total cost of sales	59,384	57,564

Gross margin	34,817	18,038

Operating expenses:
Research and product development	11,182	11,578
Selling and marketing	7,802	7,002
General and administrative	9,440	9,039
Asset impairment charges	—	1,080

Total operating expenses	28,424	28,699

Income (loss) from operations	6,393	(10,661)

Other (income) expense:
Interest income, net	(2,703)	(3,223)
Equity loss in unconsolidated affiliates	—	78
Other	(439)	122

Total other income	(3,142)	(3,023)

Income (loss) before income taxes	9,535	(7,638)
Provision (benefit) for income taxes	3,147	(2,278)

Net income (loss)	$6,388	$(5,360)

Net income (loss) per share:
Basic	$0.49	$(0.39)

Diluted	$0.48	$(0.39)

Weighted-average shares outstanding:
Basic	13,089	13,827

Diluted	13,216	13,827

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$6,388	$(5,360)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	3,238	(3,961)
Depreciation and amortization	3,502	3,883
Allowance for doubtful accounts	68	—
(Gain) loss on sale of SKY assets and property, plant, and equipment	(20)	1
Gain on sale of the Bio-Imaging Research (“BIR”) investment	(84)	—
Equity loss in unconsolidated affiliates	—	78
Restructuring and asset impairment charges	—	9,705
Share-based compensation expense	398	648
Excess tax benefit from share-based compensation	(137)	(56)
Net changes in operating assets and liabilities (Note 10)	(1,410)	2,145

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,943	7,083

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	—	15
Additions to property, plant, and equipment	(3,125)	(2,240)
Capitalized software development costs	(569)	(227)
Purchases of short-term held to maturity marketable securities	(47,845)	—
Proceeds from the sale of SKY assets and property, plant, and equipment	102	30
Proceeds from the sale of the BIR investment	84	—
Maturities of long-term available for sale marketable securities	2,000	3,800

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(49,353)	1,378

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	890	506
Excess tax benefit from share-based compensation	137	56
Dividends paid to stockholders	(1,325)	(1,396)

NET CASH USED FOR FINANCING ACTIVITIES	(298)	(834)

EFFECT OF EXCHANGE RATE (DECREASE) INCREASE ON CASH	(50)	10

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,758)	7,637

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	226,545	252,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$188,787	$260,044

Cash paid during the period for:
Income taxes, net	$226	$1,591
Interest	9	1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture and sale of high performance data acquisition, signal processing instruments to Original Equipment Manufacturer’s (“OEMs”) for use in advanced health and security systems and subsystems. One of Analogic’s subsidiaries sells products under its own name directly to niche end-user markets. Analogic’s top ten customers combined for approximately 70% and 66% of the Company’s total product and engineering revenue for the three months ended October 31, 2007 and 2006, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2008, or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2007 included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 27, 2007. The consolidated balance sheet as of July 31, 2007 contains data derived from audited financial statements.

2. Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

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

3. Share-based payment:

The Company accounts for share-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee and director services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period (generally the vesting period of the equity grant).

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended October 31,
	2007	2006
Cost of product sales	$28	$44
Research and product development	93	138
Selling and marketing	(44)	56
General and administrative	321	410

Share-based compensation expense before tax	398	648
Income tax effect	122	226

Net share-based compensation expense	$276	$422

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s Common Stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s outstanding stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

In October 2007, the Compensation Committee of the Company’s Board of Directors granted a target award of 87,700 shares (the “2008 - 2010 award”) of performance contingent restricted stock under the Company’s 2007 Restricted Stock Plan. These shares vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle. The performance goal for the 2008 - 2010 award is based solely on the cumulative growth of an adjusted earnings per share metric. The number of shares actually issued, which is determined at the end of a three-year performance cycle, can range from zero to 200% of the target award, or 175,400 shares, and also includes dividend equivalents. The maximum compensation expense for the 2008 - 2010 award is $10,322 based on a fair value of $58.85 per share and will be recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of the three-year performance cycle. No compensation expense has been recognized for the 2008-2010 award through October 31, 2007, as it was not yet determinable and therefore not yet deemed probable that any shares will vest from the 2008 - 2010 award.

The weighted-average grant-date fair values of options granted were $23.92 and $20.05 per share during the three months ended October 31, 2007 and 2006, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended October 31,
	2007	2006
Expected option term (1)	4.7 years	5.25 years
Expected volatility factor (2)	31%	32%
Risk-free interest rate (3)	4.71%	4.70%
Expected annual dividend yield	0.6%	0.7%

(1)	The option life was determined by estimating the expected option life, using either historical data or the simplified method under the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”.
(2)	The stock volatility for each grant is determined based on the review of the weighted average of historical daily price changes of the Company’s Common Stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted-average fair values of the options granted under the employee stock purchase plan were $13.27 and $9.95 per share during the three months ended October 31, 2007 and 2006, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended October 31,
	2007	2006
Expected option term	.5 years	.5 years
Expected volatility factor	24%	42%
Risk-free interest rate	5.02%	5.31%
Expected annual dividend yield	0.5%	0.7%

The following table sets forth the stock option and restricted stock transactions from July 31, 2007 to October 31, 2007:

	Stock Options Outstanding				Unvested Restricted Stock		Unvested Performance Contingent Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2007	338,588	$47.55	4.15	$8,954	86,490	$46.54	—	$—

Granted	10,000	72.14			4,000	75.35	87,700	58.85
Exercised	(26,264)	38.78
Vesting of restricted stock	—				(9,999)	42.07	—	0.00
Cancelled/forfeited	(23,648)	56.47			(2,998)	45.32	—	0.00

Outstanding at October 31, 2007	298,676	48.44	4.14	3,090	77,493	48.66	87,700	58.85

Options vested or expected to vest at October 31, 2007 (1)	267,072	47.61	3.98	2,903

Options exercisable at October 31, 2007	148,301	43.88	3.23	1,968

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

4. Asset impairment charge:

As a result of continuing losses as well as the related business outlook for its digital radiography business, the Company recorded asset impairment charges of $9,705 based upon its evaluation of the net realizability of all of the related assets at October 31, 2006. The write-down recorded in the Company’s Unaudited Consolidated Statements of Operations under the caption “Asset impairment charges”, involved a reduction of the Company’s digital radiography system business assets to their estimated fair values as a group based upon the present value of estimated future cash flows of the business. Of the $9,705 in asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. The $1,080 asset impairment charge included $696 related to capitalized software under development at the time and $384 related to other assets.

During the fiscal year ended July 31, 2007 (“fiscal year 2007”), the Company continued to consider several alternatives regarding how to reduce future losses of the digital radiography business. In August 2007, the Company notified customers of its subsidiary, ANEXA Corporation (“Anexa”), which is part of the Digital Radiography Products segment, that sales and marketing of Anexa products would cease immediately, but that Analogic would continue to service and support the products currently with customers for the foreseeable future.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	October 31, 2007	July 31, 2007
Inventories:
Raw materials	$31,120	$27,825
Work-in-process	13,475	13,499
Finished goods	13,346	13,089

	$57,941	$54,413

Accrued liabilities:
Accrued employee compensation and benefits	$10,550	$12,964
Accrued warranty	5,489	5,241
Other	6,170	8,365

	$22,209	$26,570

Advance payments and deferred revenue:
Deferred revenue	$8,701	$10,311
Ramp-up funds	454	454
Customer deposits	1,702	752

	$10,857	$11,517

The deferred revenue balance at October 31, 2007 and July 31, 2007 includes $2,754 and $2,254, respectively, of revenue deferred for a contract that has several undelivered elements as of October 31, 2007, of which the Company does not have fair value for one of the undelivered elements. Upon delivery of this one element without fair value, which is expected to be delivered during the third quarter of the fiscal year ended July 31, 2008 (“fiscal year 2008”), the Company expects to recognize approximately $2,000 of this deferred revenue with approximately $400 of related costs.

6. Intangible assets:

Intangible assets at October 31, 2007 and July 31, 2007, which will continue to be amortized, consisted of the following:

	October 31, 2007			July 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual Property	$8,264	$8,236	$28	$8,264	$7,851	$413

Amortization expense related to acquired intangible assets was $347 and $408 for the three months ended October 31, 2007 and 2006, respectively. The estimated life of intangible assets is five years and fiscal year 2008 is the final period of amortization.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Net income (loss) per share:

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income (loss) per share. Diluted net income (loss) per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of Common Stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method.

	Three Months Ended October 31,
	2007	2006
Net income (loss)	$6,388	$(5,360)

Weighted average number of common shares outstanding-basic	13,089	13,827
Effect of dilutive securities:
Stock options and restricted stock	127	—

Weighted average number of common shares outstanding-diluted	13,216	13,827

Net income (loss) per share:
Basic	$0.49	$(0.39)

Diluted	$0.48	$(0.39)

Anti-dilutive shares related to outstanding stock options	75	107

8. Dividends:

The Company declared a dividend of $.10 per share of Common Stock on September 24, 2007, payable on October 18, 2007 to stockholders of record on October 4, 2007.

9. Comprehensive income:

Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the consolidated Statement of Stockholders’ Equity included in the Company’s Annual Report on Form 10-K as filed with the SEC. The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended October 31,
	2007	2006
Net income (loss)	$6,388	$(5,360)

Other comprehensive income (loss), net of taxes:

Pension adjustment, net of tax benefit of $31 for the three months ended October 31, 2007.	(48)	—

Unrealized losses from marketable securities, net of tax benefit of $4 for the three months ended October 31, 2006.	—	(5)

Foreign currency translation adjustment, net of tax provision of $592 and $36 for the three months ended October 31, 2007 and 2006, respectively.	4,218	91

Total comprehensive income (loss)	$10,558	$(5,274)

Other comprehensive income (loss) consists solely of foreign currency translation gain (net of taxes) of $14,763 and $10,593 at October 31, 2007 and July 31, 2007, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities from continuing operations were as follows:

	Three Months Ended October 31,
	2007	2006
Accounts receivable	$4,232	$6,419
Inventories	(2,180)	(6,542)
Other assets	788	(161)
Accounts payable, trade	1,439	5,723
Accrued liabilities	(5,140)	(2,422)
Advance payments and deferred revenue	(682)	(933)
Accrued income taxes	133	61

Net changes in operating assets and liabilities	$(1,410)	$2,145

11. Taxes:

The effective tax rate for the three months ended October 31, 2007 and 2006 was a provision of 33% and a benefit of 30%, respectively. The effective income tax rate is based upon the estimated income for the fiscal year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three months ended October 31, 2007, the effective tax rate was reduced from the statutory tax rate of 35% by 2% primarily from lower foreign tax rates, as well as a discrete benefit of 0.4% for disqualified dispositions of incentive stock options, partially offset by an increase of 0.2% for the impact of a reduction in the German tax rate on net operating loss carryovers. For the three months ended October 31, 2006, the effective tax rate was reduced from the statutory tax rate of 35% by 5% primarily from lower foreign tax rates and larger state tax credits, partially offset by the expiration of the Federal research and experimentation credit.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, at the beginning of fiscal year 2008. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. As a result of the implementation of FIN No. 48, the Company recognized a net increase of $2,239 to the August 1, 2007 retained earnings balance. At the adoption date of August 1, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $19,730. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $19,730 would impact the Company’s effective tax rate.

Analogic and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through July 31, 2002. As of October 31, 2007, Analogic is under audit by the Internal Revenue Service for the fiscal years ended July 31, 2003 and 2004. It is likely that the examination phase of the audit will conclude during the current fiscal year. The Company also has an unresolved state tax audit currently under appeal. It is reasonably possible that a reduction in the unrecognized tax benefits may occur as a result of one or both of the matters concluding, but quantification of an estimated range cannot be made at this time.

Within the next four fiscal quarters, the statute of limitations will close on the 2002 and 2003 tax returns filed in various foreign jurisdictions. As a result, it is reasonably expected that net unrecognized tax benefits from these foreign jurisdictions may be recognized within the next four quarters. The recognition of these tax benefits is not expected to have a material impact on the Company’s financial statements.

The Company accrues interest and, if applicable, penalties, for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the date of adoption of FIN No. 48 and at October 31, 2007, the Company had approximately $1,025 and $1,075, respectively, accrued for interest on unrecognized tax benefits.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Segment information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of x-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, cardiac, orthopedic, and general radiology applications; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

The table below presents information about the Company’s reportable segments.

	Three Months Ended October 31,
	2007	2006
Revenues:
Medical technology products from external customers:
Medical imaging products	$52,119	$45,385
Digital radiography products	4,866	4,753
B-K Medical	20,505	17,635

	77,490	67,773

Security technology products from external customers	13,336	4,639
Corporate and other	3,375	3,190

Total	$94,201	$75,602

Income (loss) before income taxes:
Medical technology products:
Medical imaging products	$5,764	$6,158
Digital radiography products (A)	(1,815)	(13,956)
B-K Medical	922	(40)

	4,871	(7,838)

Security technology products:	1,294	(3,741)
Corporate and other	3,370	3,941

Total	$9,535	$(7,638)

	October 31, 2007	July 31, 2007
Identifiable assets:
Medical imaging products	$54,911	$53,657
Digital radiography products	25,311	26,656
B-K Medical	88,491	86,266
Security technology products	15,699	18,434
Corporate and other (B)	286,284	274,128

Total	$470,696	$459,141

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(A)	Includes asset impairment charges of $9,705 related to the Company’s digital radiography business for the three months ended October 30, 2006.

(B)	Includes cash equivalents and marketable securities of $204,787 and $193,654 at October 31, 2007 and July 31, 2007, respectively.

13. Commitments and guarantees:

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

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2007.

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

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended October 31,
	2007	2006
Balance at the beginning of the period	$5,241	$4,777
Accrual	1,314	1,435
Settlements made in cash or in kind during the period	(1,066)	(1,348)

Balance at the end of the period	$5,489	$4,864

During August 2007, an OEM customer notified the Company that one of its products was experiencing performance issues. The Company has been working with the OEM customer to resolve the issues that exist and accrued for its best estimate of the potential costs related to the resolution of this matter at October 31, 2007. The Company believes the amount accrued at October 31, 2007 related to these issues is not material; however, actual costs upon final resolution could be different.

The Company currently has approximately $24,200 in revolving credit facilities with banks available for direct borrowings.

14. Subsequent events:

On December 7, 2007, the Company received $555 from its insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to the Company’s sale of its wholly owned subsidiary Cantronics Medical Systems, Ltd. in November 2005. The $555 will be recorded as income during the three months ended January 31, 2008.

On December 6, 2007 the Company announced that its Board of Directors, on December 4, 2007, declared a dividend of $0.10 per share of Common Stock payable on January 2, 2008 to stockholders of record on December 18, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, the Company makes in this document. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from the projected results as a result of various important factors, including those set forth in Part II. Item 1A. “Risk Factors”.

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. The periods ended October 31, 2007 and 2006 represent the first quarters of the 2008 and 2007 fiscal years, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

The Company is engaged primarily in the design, manufacture and sale of high performance data acquisition, signal processing instruments to customers that manufacture products primarily for two major markets within the electronics industry: Medical Technology Products and Security Technology Products.

The following is a summary of the areas that management believes are important in understanding the results of the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the Unaudited Consolidated Financial Statements and Notes that appear elsewhere in this document.

	Three Months Ended October 31,		Percentage Growth (Decline)
	2007	2006
Net sales	$94,201	$75,602	25%
Gross margin %	37.0%	23.9%
Operating expenses	$28,424	$28,699	-1%
Net income (loss)	6,388	(5,360)
Diluted net income (loss) per share	0.48	(0.39)

Net revenue for the three months ended October 31, 2007 was $94,201, or 25% higher than the same period last year, due primarily to an increase in product revenues of $14,563, or 21%. The increase in product revenue is due primarily to higher shipments of EXACT systems, which resulted in an increase of $6,106 of Security Technology Product revenue to $9,813 for the three months ended October 31, 2007 as compared to $3,707 in the three months ended October 31, 2006. In addition, products revenue from Medical Imaging Products and B-K Medical increased by $5,601, or 13%, and $2,870, or 16%, respectively, for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. Also contributing to the increase in net revenue was an increase in engineering revenue of $3,851, or 231%, due primarily to revenue of $2,417 for a Security Technology Product project completed during the three months ended October 31, 2007, which was accounted for under the completed contract method.

Gross margin percentage for the three months ended October 31, 2007 was 37.0% compared to 23.9% for the three months ended October 31, 2006, due primarily to $8,625 of asset impairment charges related to the write-down of assets in the digital radiography business in the first quarter ended October 31, 2006. Engineering gross margin increased $1,258 to $59 in the three months ended October 31, 2007 from a loss of $1,199 in the three months ended October 31, 2006, which was due primarily to $1,313 of costs in excess of contract revenue for certain funded projects of Medical Imaging Products in the quarter ended October 31, 2006.

Total operating expenses decreased by $275 for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. The decrease was due primarily to a decrease in share-based compensation expense and spending on engineering development materials of $234 and $941, respectively, as well as no asset impairment charges in the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. Partially offsetting these decreases were an increase in bonus and profit sharing costs of $1,890 from the three months ended October 31, 2006 as compared to the three months ended October 31, 2007.

Diluted net income (loss) per share increased $0.87 to $0.48 for the three months ended October 31, 2007 as compared to ($0.39) for the three months ended October 31, 2006. The increase was due primarily to no asset impairment charges in the three months ended October 31, 2007 as compared to $9,705 in the three months ended October 31, 2006 as well as an increase in manufacturing efficiency of Security Technology Products due to higher production volumes.

In October 2007, the Compensation Committee of the Company’s Board of Directors granted a target award of 87,700 shares (the “2008 - 2010 award”) of performance contingent restricted stock under the Company’s 2007 Restricted Stock Plan. These shares vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle. The performance goal for the 2008 - 2010 award is based solely on the cumulative growth of an adjusted earnings per share metric. The number of shares actually issued, which is determined at the end of a three-year performance cycle, can range from zero to 200% of the target award, or 175,400 shares, and also includes dividend equivalents. The maximum compensation expense for the 2008 - 2010 award is $10,322 based on a fair value of $58.85 per share and will be recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of the three-year performance cycle. No compensation expense has been recognized for the 2008-2010 award through October 31, 2007, as it was not yet determinable and therefore not yet deemed probable that any shares will vest from the 2008 - 2010 award.

The deferred revenue balance at October 31, 2007 and July 31, 2007 includes $2,754 and $2,254, respectively, of revenue deferred for a contract that has several undelivered elements as of October 31, 2007, of which the Company does not have fair value for one of the undelivered elements. Upon delivery of this one element without fair value, which is expected to be delivered during the third quarter of the year ended July 31, 2008 (“fiscal year 2008”), the Company expects to recognize approximately $2,000 of this deferred revenue with approximately $400 of related costs.

Results of Operations

Three Months Ended October 31, 2007 vs. Three Months Ended October 31, 2006

Net Revenue and Gross Margin

Net revenue and gross margin for the three months ended October 31, 2007 as compared with the three months ended October 31, 2006 are summarized in the tables below.

Product Revenue and Gross Margin

	Three Months Ended October 31,		Percentage Growth
	2007	2006
Product revenue	$85,311	$70,748	21%
Gross margin	33,262	17,534	90%
Gross margin %	39.0%	24.8%

Product revenue for the three months ended October 31, 2007 increased $14,563, or 21%, over the three months ended October 31, 2006. Security Technology Product revenue increased $6,106, or 165%, to $9,813 for the three months ended October 31, 2007 as compared to $3,707 in the three months ended October 31, 2006 due primarily to higher shipments of EXACT systems. For the three months ended October 31, 2007 and 2006, EXACT sales consisted of 15 units and 4 units, respectively. In addition, product revenue from Medical Imaging Products and B-K Medical increased by $5,601, or 13%, and $2,870, or 16%, respectively, for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. The increase in Medical Imaging Product revenues was due primarily to the shipment of two newly developed data management systems to an OEM customer, the development of which was not completed by the Company until the fourth quarter of fiscal year 2007. Also contributing to the increase in revenue for Medical Imaging Products is continued strong demand for data acquisition systems. The increase in B-K Medical product revenues was due primarily to foreign currency exchange rates, which accounted for 11% of the total increase.

Product gross margin increased to 39.0% for the three months ended October 31, 2007, from 24.8% for the three months ended October 31, 2006. The increase was due primarily to $8,625 of asset impairment charges related to the write-down of assets in the digital radiography business in the first quarter ended October 31, 2006. Also contributing to the increase in the gross margin was an increase in manufacturing efficiency of Security Technology Products due to of higher production volumes.

Engineering Revenue and Gross Margin

	Three Months Ended October 31,		Percentage Growth
	2007	2006
Engineering revenue	$5,515	$1,664	231%
Gross margin	59	(1,199)	105%
Gross margin %	1.1%	-72.1%

Engineering revenue increased $3,851, or 231%, for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. The increase was due primarily to revenue of $2,417 for a Security Technology Product project completed during the three months ended October 31, 2007, which was accounted for under the completed contract method. Also contributing to the increase were two projects accounted for under the percentage of completion method that started in the first quarter of fiscal year 2007. These projects were for a Medical Imaging Product and Security Technology Product and accounted for $535 and $617, respectively, of revenue in the three months ended October 31, 2007.

The engineering gross margin increased $1,258 to $59 for the three months ended October 31, 2007 from a gross margin loss of $1,199 for the three months ended October 31, 2006. During the three months ended October 31, 2006, the Company incurred $1,313 of costs in excess of contract revenue for certain funded projects of Medical Imaging Products as well as $317 related to a settlement of a dispute with an OEM customer during the three months ended October 31, 2006. Partially offsetting these costs were $459 related to a contract amendment received in the three months ended October 31, 2006 for a loss recorded primarily during the fourth quarter of fiscal year 2006.

Other Revenue

Other revenue of $3,375 and $3,190 represents revenue from the hotel operations for the three months ended October 31, 2007 and 2006, respectively. The increase was due primarily to higher occupancy and room rates.

Operating Expenses

	Three Months Ended October 31,		Percentage of Revenue
	2007	2006	2007	2006
Research and product development	$11,182	$11,578	11.9%	15.3%
Selling and marketing	7,802	7,002	8.3%	9.3%
General and administrative	9,440	9,039	10.0%	12.0%
Asset impairment charges	—	1,080	0.0%	1.4%

	$28,424	$28,699	30.2%	38.0%

Research and product development expenses decreased $396 for the three months ended October 31, 2007 from the three months ended October 31, 2006. The decrease was due primarily to a decline in consulting services of $304, an increase in capitalization costs for software development projects of $342, and a decline in spending for engineering development materials. These decreases were partially offset by an increase of bonus and profit sharing costs of $389.

Selling and marketing expenses increased $800 for the three months ended October 31, 2007 over the three months ended October 31, 2006. The increase was due primarily to an increase in bonus and sales commission costs of $327 and $258, respectively, as well as an increase in bad debt expense of $65. These increases are partially offset by a $100 decrease of share-based compensation expense.

General and administrative expenses increased $401 for the three months ended October 31, 2007 over the same period last year. The increase was due primarily to an increase in bonus and profit sharing costs of $1,237 as well as an increase in executive transition costs of $273. These increases were partially offset by a decrease in consulting services, Sarbanes-Oxley Act compliance costs, depreciation expense, share-based compensation expense, and hotel costs of $165, $166, $98, $89, and $378, respectively.

Asset impairment charges were $1,080 for the three months ended October 31, 2006 and related to the write-down of assets in the Company’s digital radiography systems business. The asset impairment charges of $1,080 included $696 of capitalized software still in development and $384 of other assets.

Other (Income) Expense

Net interest income was $2,703 for the three months ended October 31, 2007 compared to $3,223 for the three months ended October 31, 2006. The decrease was due primarily to lower invested cash balances as a result of the $60,000 of Common Stock repurchased by the Company in the fourth quarter of fiscal year 2007 and a decline in interest rates.

The Company recorded an equity loss in unconsolidated affiliates of $78 related to PhotoDetection Systems, Inc. for the three months ended October 31, 2006.

Net other (income) expense was ($439) and $122 for the three months ended October 31, 2007 and 2006, respectively. Other income (expense) consisted predominantly of foreign currency exchange gains and losses incurred by the Company’s Canadian and Danish subsidiaries during the three months ended October 31, 2007 and 2006, respectively, as well as an $84 gain on sale of the Company’s investment in Bio-Imaging Research, Inc. during the fourth quarter of fiscal year 2007 as a result of proceeds received from the escrow account during the three months ended October 31, 2007.

Provision for Income Taxes

The effective tax rate for the three months ended October 31, 2007 and 2006 was a provision of 33% and a benefit of 30%, respectively. The effective income tax rate is based upon the estimated income for the fiscal year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three months ended October 31, 2007, the effective tax rate was reduced from the statutory tax rate of 35% by 2% primarily from lower foreign tax rates, as well as a discrete benefit of 0.4% for disqualified dispositions of incentive stock options, partially offset by an increase of 0.2% for the impact of a reduction in the German tax rate on net operating loss carryovers. For the three months ended October 31, 2006, the effective tax rate was reduced from the statutory tax rate of 35% by 5% primarily from lower foreign tax rates and larger state tax credits partially offset by the expiration of the Federal research and experimentation credit.

Net Income (Loss) per Share

Net income (loss) as well as net income (loss) per share for the three months ended October 31, 2007 and 2006 are as follows:

	Three Months Ended October 31,
	2007	2006
Net income (loss)	$6,388	$(5,360)
% of net revenue	6.8%	-7.1%
Diluted net income (loss) per share	$0.48	$(0.39)

Net income was $6,388 for the three months ended October 31, 2007 compared to net loss of $5,360 for the three months ended October 31, 2006. Basic and diluted net income per share were $0.49 and $0.48, respectively, for the three months ended October 31, 2007 as compared to basic and diluted net loss per share of $0.39 for the three months ended October 31 2006. The increase in net income as well as basic and diluted net income (loss) per share from the three months ended October 31, 2006 to the three months ended October 31, 2007 was due primarily to asset impairment charges on a pre-tax basis of $9,705 related to the write-down of the Company’s digital radiography business in the three months ended October 31, 2006. Also contributing to the increase was an increase in manufacturing efficiency of Security Technology Products due to higher production volumes

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $236,632 and $228,545 at October 31, 2007 and July 31, 2007, respectively. Working capital was $310,670 and $300,114 at October 31, 2007 and July 31, 2007, respectively. The Company’s balance sheet reflected an increase in the current ratio to 6.5 to 1 at October 31, 2007 as compared to 5.6 to 1 at July 31, 2007, due primarily to an increase in inventory of $3,528 and a decrease in accrued liabilities of $4,361. The increase in inventory was due primarily to foreign currency exchange rates and increased production volume for Security Technology Products. The decrease in accrued liabilities was due primarily to declines in accrued sales taxes, bonuses, and profit sharing costs. Liquidity has been provided principally through funds provided from operations with short-term time deposits and marketable securities to provide additional sources of cash.

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

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2007, due to the short maturities of these instruments.

Cash equivalents totaled $188,787 at October 31, 2007 and include all highly liquid investments with maturities of three months or less from the time of purchase. Held to maturity marketable securities having maturities from the time of purchase in excess of three months totaled $47,845 at October 31, 2007 and are stated at amortized cost, which approximates fair value, and are classified as held to maturity. A rise in interest rates could have an adverse impact on the fair value of the Company’s investment portfolio. The Company does not currently hedge these interest rate exposures.

Net cash provided by operating activities was $11,943 and $7,083 for the three months ended October 31, 2007 and 2006, respectively. The cash flows generated from operating activities for the three months ended October 31, 2007 were due primarily to net income of $6,388, depreciation and amortization of $3,502, and a decrease in deferred income taxes of $3,238, partially offset by a net change in operating assets and liabilities of $1,410. The net change in operating assets and liabilities was due primarily to decreases in accounts receivable, other assets, accrued liabilities, and advanced payments and deferred revenue of $4,232, $788, $5,140, and $682, respectively, partially offset by increases in inventories, accounts payable, and accrued income taxes of $2,180, $1,439, and $133, respectively.

The decrease in deferred income taxes of $3,238 is due primarily to the disposal of assets impaired in a prior period.

The decrease in accounts receivable of $4,232 is due primarily to strong collections in the U.S. The decrease in other assets of $788 is due primarily to a decrease in deferred contract costs of $2,224 as the result of a Security Technology Product project that was completed during the three months ended October 31, 2007 and accounted for under the completed contract method. The total deferred contract costs related to this project at July 31, 2007 was $2,417. This decrease is partially offset by an increase of approximately in $673 in prepaid insurance costs and an increase of $437 of costs related to deferred revenue. The decrease in accrued liabilities of $5,140 is primarily due to the timing of bonus, profit-sharing, and VAT payments. The decrease in advanced payments and deferred revenue of $682 is due primarily to the completion of a Security Technology Product project during the three months ended October 31, 2007 that was accounted for using the completed contract method and had $2,417 of deferred revenue at July 31, 2007. The completion of the Security Technology Product project is partially offset by an increase in deferred revenue of $693 on projects accounted for using the percentage completion for one Medical Imaging Product customer and an increase in customer advances of $922 related to two Medical Imaging Product customers.

The increase in inventories is due primarily to increased production volume for Security Technology Products. The increase in accounts payable was due to timing of vendor payments. The increase in accrued income taxes was due primarily to the income tax provision for the three months ended October 31, 2007.

Net cash used for investing activities was $49,353 in the three months ended October 31, 2007 as compared to net cash provided by investing activities of $1,378 for the three months ended October 31, 2006. The cash used for investing activities in the three months ended October 31, 2007 was due primarily to the purchase of short-term held to maturity marketable securities and capital expenditures $47,845 and $3,125, respectively, partially offset by the maturities of marketable securities of $2,000.

Net cash used for financing activities was $298 and $834 in the three months ended October 31, 2007 and 2006, respectively. Net cash used for financing activities in the three months ended October 31, 2007 consisted of $1,325 for dividends paid to stockholders which was partially offset by cash received from the issuance of stock pursuant to the Company’s employee stock option plans of $890.

The Company believes that its balances of cash and cash equivalents, marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.

Commitments, Contractual Obligation and Off-Balance Sheets Arrangements

The Company’s contractual obligations at October 31, 2007, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$7,072	$1,996	$2,383	$1,298	$1,395
Purchasing obligations	36,455	31,925	4,530	—	—

	$43,527	$33,921	$6,913	$1,298	$1,395

The Company currently has approximately $24,200 in revolving credit facilities with various banks available for direct borrowings. As of October 31, 2007, there were no direct borrowings, commitments, contractual obligations or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company continues to have the same critical accounting policies and estimates as are described in Item 7, beginning on page 32, in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007 filed with the SEC on September 27, 2007. Those policies and estimates relate to revenue recognition and accounts receivable; stock based compensation; inventories; concentration of credit risk; warranty reserve; investment in and advances to affiliated companies; intangible assets and other long-lived assets; and income taxes. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these estimates and judgments require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

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

The Company places its cash investments in high–credit-quality financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. The Company faces limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. The Company’s primary exposure is related to fluctuations between the U.S. dollar and local currencies for the Company’s subsidiaries in Canada and Europe.

The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at fair value, and are classified as available for sale. Cash and cash equivalents not required for working capital purposes are placed in short-term investments of government agency discounted notes. Total interest income for three months ended October 31, 2007 was $2,712. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2007. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2007, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal controls over financial reporting during the quarter ended October 31, 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company had three customers, as set forth in the table below, who individually accounted for 10% or more of the Company’s net product and engineering revenue during either the three months ended October 31, 2007 or 2006.

	Three Months Ended October 31,
	2007	2006
Customer 1	19%	20%
Customer 2	( *)	10%
Customer 3	11%	( *)

Note (*): Total product and engineering revenues were less than 10% in this quarter.

The Company’s ten largest customers as a group accounted for 70% and 66% of the Company’s net product and engineering revenue for the three months ended October 31, 2007 and 2006, respectively.

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

The Company’s business operates primarily within two major markets within the electronics industry, Medical Technology Products and Security Technology Products, which are subject to rapid technological change, pricing, and margin pressure. These markets have historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices, and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase and use of medical and security-related capital equipment could also affect the Company’s sales. The Company’s customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the Company’s industry in general, or any of its major customers in particular, might adversely affect its operating results. The Company’s other businesses are subject to the same or greater technological and cyclical pressures.

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

The Company markets and sell products in international markets, and has established offices and subsidiaries in Denmark, Germany, Italy, and Canada. Revenues from international operations accounted for 18% and 20% of total revenues for the three months ended October 31, 2007 and 2006, respectively. From its U.S. operations, the Company also ships directly to customers in Europe and Asia, for which shipments accounted for 29% of total revenues for the three months ended October 31, 2007 and 2006. There are inherent risks in transacting business internationally, including:

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

As a result of the September 11, 2001, the 1993 World Trade Center bombing attacks, and the potential for future attacks, product liability insurance coverage for such threats is extremely difficult to obtain. It is very likely that, should the Company be found liable following a major act of terrorism, the insurance coverage it currently has in place would not fully cover the claims for damages.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by the Company of its equity securities during the three months ended October 31, 2007. All of the shares shown as purchased in the table below were surrendered by employees of the Company in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of the Company’s Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
8/1/07-8/31/07	321	$69.06	—	$—
9/1/07-9/30/07	393	69.06	—	—
10/1/07-10/31/07	1,238	64.75	—	—

Total	1,952	$66.33	—	$—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of the Company’s common stock on the NASDAQ Global Select Market on the vesting date.

Item 5.	Other information

On October 26, 2007, the Company’s Compensation Committee adopted a new annual incentive bonus plan for fiscal year 2008 (the “Plan”), in which all employees of the Company, including its executive officers, are eligible to participate. The Plan is based on the achievement of revenue and adjusted diluted earnings per share targets. Executive officers of the Company in the Plan are given a target award, payable in cash, and an opportunity to earn a maximum of two times the target. Any amount earned under the Plan by an executive officer of the Company that is in excess of the target award will be payable 50% in cash and 50% with restricted stock that will vest over a period of two years. The corporate performance targets were set by the Compensation Committee to be reasonably likely, but by no means certain, of being attained. Under the Company’s employment agreement with James W. Green, the Company’s President and Chief Executive Officer, his target bonus for fiscal year 2008 is, as previously reported on a Current Report on Form 8-K filed by the Company on May 7, 2007, guaranteed at 65% of his base salary, or $292,500. Under the Company’s employment agreement with John J. Fry, the Company’s Vice President, General Counsel, and Secretary, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q, his target bonus for fiscal year 2008 is guaranteed at 40% of his base salary, prorated for the eight full calendar months he will have worked for Analogic during fiscal year 2008, or $76,500. The form of notice of participation in the Plan for the Company’s executive officers is attached to this report as Exhibit 10.2 and is incorporated by reference herein.

Item 6.	Exhibits

Exhibit	Description
10.1	Form of Indemnity Agreement for Analogic Corporation’s Directors and Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 9, 2007

10.2	Form of Notice to Executive Officers in the Analogic Corporation Annual Incentive Plan for Fiscal Year 2008

10.3	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 10, 2007	/s/ James W. Green
James W. Green
President and
Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2007	/s/ John J. Millerick
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Indemnity Agreement for Analogic Corporation’s Directors and Executive Officers (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 9, 2007

10.2	Form of Notice to Executive Officers in the Analogic Corporation Annual Incentive Plan for Fiscal Year 2008

10.3	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended