Form 10-Q
period 2008-01-31
ANALOGIC CORP
filed 2008-03-07
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding at February 29, 2008 was 13,394,395.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	January 31, 2008	July 31, 2007
Assets
Current assets:
Cash and cash equivalents	$184,983	$226,545
Marketable securities	55,528	2,000
Accounts receivable, net of allowance for doubtful accounts of $1,016 and $1,427 at January 31, 2008 and July 31, 2007, respectively	57,871	58,926
Inventories	58,287	54,413
Refundable and deferred income taxes	6,884	12,912
Other current assets	10,008	10,646

Total current assets	373,561	365,442

Property, plant, and equipment, net	83,690	80,482
Capitalized software, net	3,024	2,319
Other assets	8,784	457
Deferred income taxes	8,855	10,441

Total Assets	$477,914	$459,141

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$20,329	$21,734
Accrued liabilities	23,994	26,570
Advance payments and deferred revenue	10,983	11,517
Accrued income taxes	—	5,507

Total current liabilities	55,306	65,328

Long-term liabilities:
Other long-term liabilities	7,046	—
Deferred income taxes	711	456

Total long-term liabilities	7,757	456

Commitments and guarantees (Note 13)

Stockholders’ equity:
Common stock, $.05 par value	670	662
Capital in excess of par value	67,612	64,186
Retained earnings	331,398	318,284
Accumulated other comprehensive income	15,171	10,225

Total stockholders’ equity	414,851	393,357

Total Liabilities and Stockholders’ Equity	$477,914	$459,141

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net revenue:
Product	$94,231	$82,562	$179,542	$153,310
Engineering	2,729	3,721	8,244	5,385
Other	2,440	2,075	5,815	5,265

Total net revenue	99,400	88,358	193,601	163,960

Cost of sales:
Product	57,175	50,686	109,224	95,275
Engineering	3,120	3,435	8,576	6,298
Other	1,765	1,595	3,644	3,082
Asset impairment charges	—	—	—	8,625

Total cost of sales	62,060	55,716	121,444	113,280

Gross margin	37,340	32,642	72,157	50,680

Operating expenses:
Research and product development	11,858	12,680	23,040	24,258
Selling and marketing	7,985	7,494	15,787	14,496
General and administrative	9,696	8,451	19,136	17,490
Asset impairment charges	—	—	—	1,080

Total operating expenses	29,539	28,625	57,963	57,324

Income (loss) from operations	7,801	4,017	14,194	(6,644)

Other (income) expense:
Interest income, net	(2,484)	(3,146)	(5,187)	(6,369)
Equity loss in unconsolidated affiliates	—	53	—	131
Other	(421)	(155)	(860)	(33)

Total other (income) expense	(2,905)	(3,248)	(6,047)	(6,271)

Income (loss) before income taxes	10,706	7,265	20,241	(373)
Provision (benefit) for income taxes	3,559	1,845	6,706	(433)

Net income	$7,147	$5,420	$13,535	$60

Net income per share:
Basic	$0.54	$0.39	$1.03	$0.00

Diluted	$0.54	$0.39	$1.02	$0.00

Weighted-average shares outstanding:
Basic	13,174	13,866	13,133	13,846
Diluted	13,271	13,982	13,245	13,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$13,535	$60

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,255	(5,231)
Depreciation and amortization	6,576	7,358
Allowance for doubtful accounts	(496)	—
Gain on sale of SKY assets and property, plant, and equipment	(20)	(195)
Gain on sale of the Bio-Imaging Research (“BIR”) investment	(84)	—
Equity loss in unconsolidated affiliates	—	131
Asset impairment charges	—	9,705
Share-based compensation expense	1,467	782
Excess tax benefit from share-based compensation	(189)	(87)
Net changes in operating assets and liabilities (Note 10)	(4,657)	(2,360)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,387	10,163

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	—	16
Additions to property, plant, and equipment	(6,365)	(4,925)
Capitalized software development costs	(1,032)	(585)
Proceeds from the sale of SKY assets and property, plant, and equipment	104	456
Proceeds from the sale of the BIR investment	84	—
Purchase of short-term held-to-maturity marketable securities	(93,525)	—
Maturities of short-term held-to-maturity marketable securities	37,997	—
Maturities of long-term available-for-sale marketable securities	2,000	3,800

NET CASH USED FOR INVESTING ACTIVITIES	(60,737)	(1,238)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	1,734	1,340
Excess tax benefit from share-based compensation	189	87
Dividends paid to shareholders	(2,660)	(2,793)

NET CASH USED FOR FINANCING ACTIVITIES	(737)	(1,366)

EFFECT OF EXCHANGE RATE INCREASE ON CASH	525	391

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(41,562)	$7,950

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	226,545	252,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$184,983	$260,357

Cash paid during the period for:
Income taxes, net	$4,181	$2,601
Interest	12	12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged in the design, manufacture, and sale of high performance data acquisition and signal processing instruments sold primarily to Original Equipment Manufacturers (“OEMs”) for use in advanced health and security systems and subsystems in two major markets within the electronics industry: Medical Technology Products and Security Technology Products. One of Analogic’s subsidiaries sells products under its own name directly to niche end-user markets. Analogic’s top ten customers combined for approximately 67% and 68% of the Company’s total product and engineering revenue for the three months ended January 31, 2008 and 2007, respectively, and 68% and 67% for the six months ended January 31, 2008 and 2007, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and six months ended January 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2008 (“fiscal year 2008”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2007 (“fiscal year 2007”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 27, 2007. The unaudited Consolidated Balance Sheet as of July 31, 2007 contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current period presentation.

2. Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS No. 157. The Company is currently evaluating the potential impact of the adoption of SFAS No. 157 on its consolidated financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year ending July 31, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS No. 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be the Company’s fiscal year ending July 31, 2010. An entity may not apply it before that date. The provisions of SFAS No. 141R will only impact the Company if the Company is party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning February 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial position, results of operations, and cash flows.

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

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Cost of sales	$67	$35	$95	$79
Research and product development	188	128	281	266
Selling and marketing	44	(3)	—	53
General and administrative	770	(26)	1,091	384

Share-based compensation expense before tax	1,069	134	1,467	782
Income tax effect	(240)	28	(362)	(198)

Net share-based compensation expense	$829	$162	$1,105	$584

The increase in the pre-tax share-based compensation expense of $935 from the three months ended January 31, 2007 to the three months ended January 31, 2008 and $685 from the six months ended January 31, 2007 to the six months ended January 31, 2008 were primarily due to a decrease in the forfeiture rate for the stock option and stock bonus plans in the second quarter of fiscal year 2008 as well as $196 of compensation expense recognized in the three and six months ended January 31, 2008 related to performance contingent restricted stock granted in fiscal year 2008.

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

During the six months ended January 31, 2008, the Compensation Committee of the Company’s Board of Directors (the “Board”) granted target awards of 99,033 shares (the “2008—2010 award”) of performance contingent restricted stock under the Company’s 2007 Restricted Stock Plan, of which 111 shares have been forfeited. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle. The performance goal for the 2008—2010 award is based solely on the cumulative growth of an adjusted earnings per share metric. The actual number of shares to be issued will be determined at the end of a three-year performance cycle and can range from zero to 200% of the target award, or 198,066 shares, and also includes payment of dividend equivalents on the actual number of shares earned. The maximum compensation expense for the 2008—2010 award is $11,731 based on a weighted-average fair value of $59.26

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

per share and will be recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of the three-year performance cycle. During both the three and six months ended January 31, 2008, $196 of compensation expense has been recognized for the 2008-2010 award for the amount of shares deemed probable of vesting.

The weighted-average grant-date fair values of options granted were $19.71 and $18.38 per share during the three months ended January 31, 2008 and 2007, respectively, and $21.58 and $19.69 per share during the six months ended January 31, 2008 and 2007, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Expected option term (1)	4.7 years	5.25 years	4.7 years	5.25 years
Expected volatility factor (2)	31%	32%	31%	32%
Risk-free interest rate (3)	4.71%	4.70%	4.71%	4.70%
Expected annual dividend yield	0.6%	0.7%	0.6%	0.7%

(1)	The option life was determined by estimating the expected option life, using either historical data or the simplified method under the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”.
(2)	The stock volatility for each grant is determined based on the review of the weighted average of historical daily price changes of the Company’s Common Stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair values of the options granted under the employee stock purchase plan was $15.13 per share for the three and six months ended January 31, 2008 and $11.09 per share during the three and six months ended January 31, 2007. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended January 31,
	2008	2007
Expected option term	.5 years	.5 years
Expected volatility factor	24%	33%
Risk-free interest rate	5.02%	5.11%
Expected annual dividend yield	0.5%	0.7%

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the stock option and restricted stock transactions from July 31, 2007 to January 31, 2008:

	Stock Options Outstanding				Unvested Restricted Stock		Unvested Performance Contingent Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2007	338,588	$47.55	4.15	$8,954	86,490	$46.54	—	$—

Granted	22,500	65.45			18,000	58.15	99,033	59.26
Exercised	(43,125)	40.22
Vesting of restricted stock	—				(13,874)	41.97	—	0.00
Cancelled/forfeited	(25,148)	55.51			(5,248)	43.74	(111)	58.85

Outstanding at January 31, 2008	292,815	49.33	4.21	3,254	85,368	49.91	98,922	59.26

Options vested or expected to vest at January 31, 2008 (1)	265,387	48.56	4.06	3,096

Options exercisable at January 31, 2008	141,890	44.05	3.06	2,129

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

On January 28, 2008, the Company’s stockholders approved a new share-based compensation plan for the non-employee members of the Board named the “Analogic Corporation Non-Employee Director Stock Plan”. There were no grants made under this new plan as of January 31, 2008.

The Analogic Corporation Non-Employee Director Stock Plan (the “Plan”) provides for an Annual Share Retainer to be granted to each participant on each February 1. The Annual Share Retainer will initially have a value of $35,000. The number of shares of Common Stock (the “Shares”) a participant will receive as a result of the Annual Share Retainer will be equal to the quotient determined by dividing the dollar value of the Annual Share Retainer by the fair market value of a share of Common Stock on February 1 of the relevant year. Under the Plan, the dollar value of the Annual Share Retainer may be adjusted from year to year as determined by the Board after review by and a recommendation from the Compensation Committee, subject to a maximum annual dollar amount of $70,000 per non-employee director. Participants are not required to pay any purchase price for this Annual Share Retainer. Each participant may elect to receive some or all of (i) his or her Annual Share Retainer for a given calendar year or (ii) his or her Annual Cash Retainer (which consists of the annual base cash compensation he or she receives for service on the Board and on any committees of the Board, and, if applicable, all other compensation received for service as Chairman of the Board and as a Committee Chairman) in the form of “Deferred Stock Units”, as elected by the participant no later than December 15 of the preceding calendar year. If Deferred Stock Units are elected, the number of units is determined by dividing the dollar value of the Annual Share Retainer and/or Annual Cash Retainer (or portion thereof being deferred) by the fair market value of a share of Common Stock on the date that the retainer otherwise would have been paid. The Deferred Stock Units are then assigned to a “Deferred Stock Unit Account” established and maintained by the Company for each participant who receives Deferred Stock Units pursuant to the Plan. The value of the Deferred Stock Units credited to this account will change in relation to changes in the value of a share of Common Stock. Additional Deferred Stock Units will be credited to this account based on the value of dividend equivalents that are earned on Deferred Stock Units, and which will be equal to dividends that are paid on a corresponding number of shares of Common Stock.

4. Asset impairment charges:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During fiscal year 2007, the Company continued to consider several alternatives regarding how to reduce future losses of the digital radiography systems business. In August 2007, the Company notified customers of its subsidiary, ANEXA Corporation (“Anexa”), which is part of the Digital Radiography Products segment, that sales and marketing of Anexa products would cease immediately to new end-user customers, but that Analogic would continue to service and support the products currently with existing customers for the foreseeable future.

5. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	January 31, 2008	July 31, 2007
Inventories:
Raw materials	$33,806	$27,825
Work-in-process	12,534	13,499
Finished goods	11,947	13,089

	$58,287	$54,413

Accrued liabilities:
Accrued employee compensation and benefits	$12,103	$12,964
Accrued warranty	5,596	5,241
Other	6,295	8,365

	$23,994	$26,570

Advance payments and deferred revenue:
Deferred revenue	$9,847	$10,311
Ramp-up funds	427	454
Customer deposits	709	752

	$10,983	$11,517

The deferred revenue balance at January 31, 2008 and July 31, 2007 includes $2,754 and $2,254, respectively, of revenue deferred for a contract that had several undelivered elements as of January 31, 2008, of which the Company did not have fair value for one of the undelivered elements. The Company expects to recognize approximately $2,000 of this deferred revenue with approximately $400 of related costs during the third quarter of fiscal year 2008, as this one element without fair value was delivered in February 2008.

6. Intangible assets:

Intangible assets at January 31, 2008 and July 31, 2007, which will continue to be amortized, consisted of the following:

	January 31, 2008			July 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual Property	$8,264	$8,246	$18	$8,264	$7,851	$413

Amortization expense related to acquired intangible assets was $9 and $421 for the three months ended January 31, 2008 and 2007, respectively, and $356 and $829 for the six months ended January 31, 2008 and 2007, respectively. The estimated life of intangible assets is five years and fiscal year 2008 is the final period of amortization.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Net income per share:

Basic net income per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. Diluted net income per share is computed using the sum of the weighted average number of shares of Common Stock outstanding during the period and, if dilutive, the weighted average number of potential shares of Common Stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method.

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net income	$7,147	$5,420	$13,535	$60

Weighted average number of common shares outstanding-basic	13,174	13,866	13,133	13,846
Effect of dilutive securities:
Stock options and restricted stock	97	116	112	114

Weighted average number of common shares outstanding-diluted	13,271	13,982	13,245	13,960

Net income per share:
Basic	$0.54	$0.39	$1.03	$0.00

Diluted	$0.54	$0.39	$1.02	$0.00

Anti-dilutive shares related to outstanding stock options	71	94	73	100

8. Dividends:

The Company declared a dividend of $.10 per share of Common Stock on September 24, 2007, which was paid on October 18, 2007 to stockholders of record on October 4, 2007; a dividend of $.10 per share of Common Stock on December 6, 2007, which was paid on January 2, 2008 to stockholders of record on December 18, 2007; and a dividend of $0.10 per share of Common Stock on March 4, 2008, which will be paid on April 1, 2008 to stockholders of record on March 18, 2008.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated Statement of Stockholders’ Equity included in the Company’s Annual Report on Form 10-K as filed with the SEC. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net income	$7,147	$5,420	$13,535	$60

Other comprehensive income, net of taxes:
Pension adjustment, net of tax benefit of $16 for the three months ended January 31, 2008 and a tax provision of $15 for the six months ended January 31, 2008.	25	—	(23)	—
Unrealized losses from marketable securities, net of tax benefit of $3 and $7 for the three and six months ended January 31, 2007, respectively.	—	(5)	—	(10)
Foreign currency translation adjustment, net of tax benefit of $284 and $265 for the three months ended January 31, 2008 and 2007, respectively, a tax provision of $308 for the six months ended January 31, 2008, and a tax benefit of $229 for the six months ended January 31, 2007.	751	737	4,969	828

Total comprehensive income	$7,923	$6,152	$18,481	$878

Accumulated other comprehensive income consisted of foreign currency translation gains (net of taxes) of $15,562 and $10,593 at January 31, 2008 and July 31, 2007, respectively, offset by a pension adjustment (net of taxes) of $391 and $368 at January 31, 2008 and July 31, 2007, respectively.

10. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities were as follows:

	Six Months Ended January 31,
	2008	2007
Accounts receivable	$3,443	$2,949
Inventories	(2,541)	(4,299)
Other assets	632	(1,417)
Accounts payable, trade	(1,869)	(87)
Accrued liabilities	(3,456)	(2,964)
Advance payments and deferred revenue	(639)	948
Accrued income taxes	(227)	2,510

Net changes in operating assets and liabilities	$(4,657)	$(2,360)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Taxes:

The Company’s effective income tax rates were provisions of 33.2% and 33.1% for the three and six months ended January 31, 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three and six months ended January 31, 2008, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States. During the three months ended January 31, 2008, the Company recognized discrete tax benefits of $33 that resulted from employees’ disqualifying dispositions of qualified incentive stock options. For the six months ended January 31, 2008, the Company recognized discrete net tax benefits of $56 due primarily to the change in tax rate on certain foreign deferred tax assets and the tax benefit from employees’ disqualifying dispositions of qualified incentive stock options.

The Company’s effective income tax rates were a provision of 25.4% and a benefit of 116.1% for the three and six months ended January 31, 2007, respectively. For the three and six months ended January 31, 2007, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Additionally, during the three and six months ended January 31, 2007, the Company recognized discrete tax benefits of $318 and $364, respectively. The discrete benefit recognized during the three and six months ended January 31, 2007 resulted from employees’ disqualifying dispositions of qualified incentive stock options and the reinstatement of the research and experimentation credit as of January 1, 2006.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, at the beginning of fiscal year 2008. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. As a result of the implementation of FIN No. 48, the Company recognized a net increase of $2,239 to the August 1, 2007 retained earnings balance, which consisted of a non-current other asset and accrued income taxes of $3,806 and $1,567, respectively. At the adoption date of August 1, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $17,585. The unrecognized tax benefits have increased to $17,974 at January 31, 2008 due to the addition of uncertain tax benefits for the six months ended January 31, 2008. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $17,974 would impact the Company’s effective tax rate.

Analogic and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years ended through July 31, 2002. As of January 31, 2008, Analogic is under audit by the Internal Revenue Service for the fiscal years ended July 31, 2003 and 2004. It is not yet known when the audit will be completed. The Company also has an unresolved state tax audit currently under appeal. It is reasonably possible that a reduction in the unrecognized tax benefits may occur as a result of one or both of the matters concluding, but quantification of an estimated range cannot be made at this time.

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

The Company accrues interest and, if applicable, penalties, for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At the date of adoption of FIN No. 48 and at January 31, 2008, the Company had approximately $1,025 and $1,129, respectively, accrued for interest on unrecognized tax benefits.

The refundable and deferred tax assets at July 31, 2007 included U.S. Federal and state refund claims. The fiscal year 2004 federal net operating loss was carried back to offset the fiscal year 2002 and fiscal year 2003 federal income tax returns and was expected to generate a refund of $4,918 at completion of the IRS audit discussed above by July 31, 2008. At January 31, 2008, the Company reclassed the $4,918 to non-current other assets as the expected completion of the IRS audit above has been delayed and, therefore, the $4,918 is not expected to be received before February 1, 2009.

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

The table below presents information about the Company’s reportable segments.

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Revenues:
Medical technology products from external customers:
Medical imaging products	$53,620	$46,441	$105,739	$91,826
Digital radiography products	5,767	3,967	10,633	8,720
B-K Medical	24,698	21,992	45,203	39,627

	84,085	72,400	161,575	140,173
Security technology products from external customers	12,875	13,883	26,211	18,522
Corporate and other	2,440	2,075	5,815	5,265

Total	$99,400	$88,358	$193,601	$163,960

Income (loss) before income taxes:
Medical technology products:
Medical imaging products	$5,631	$6,086	$11,395	$12,244
Digital radiography products (A)	(2,251)	(4,335)	(4,066)	(18,291)
B-K Medical	3,044	2,421	3,966	2,381

	6,424	4,172	11,295	(3,666)
Security technology products:	1,384	(242)	2,678	(3,983)
Corporate and other	2,898	3,335	6,268	7,276

Total	$10,706	$7,265	$20,241	$(373)

	January 31, 2008	July 31, 2007
Identifiable assets:
Medical imaging products	$55,302	$53,657
Digital radiography products	25,589	26,656
B-K Medical	93,830	86,266
Security technology products	13,876	18,434
Corporate and other (B)	289,317	274,128

Total	$477,914	$459,141

(A)	Includes asset impairment charges of $9,705 related to the Company’s digital radiography business for the six months ended January 31, 2007.
(B)	Includes cash equivalents and marketable securities of $206,453 and $193,654 at January 31, 2008 and July 31, 2007, respectively.

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

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2008.

Generally, the Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 24 months from the date of delivery. The Company provides for the estimated cost of product and service warranties based on specific warranty claims, claim history, and engineering estimates, where applicable.

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Balance at the beginning of the period	$5,489	$4,864	$5,241	$4,777
Accrual	937	2,079	2,251	3,514
Settlements made in cash or in kind during the period	(830)	(1,354)	(1,896)	(2,702)

Balance at the end of the period	$5,596	$5,589	$5,596	$5,589

The Company currently has approximately $24,300 in revolving credit facilities with banks available for direct borrowings.

14. Investment in and advances to affiliated companies:

On January 30, 2008, the Company entered into a shares purchase agreement (the “Shares Purchase Agreement”) with Chonqing Anke Medical Equipment Co. (“CA”) pursuant to which the Company agreed to sell to CA 19.645% of its existing 44.645% equity interest in Shenzhen Anke High Tech Co. Ltd (“SAHCO”), located in the People’s Republic of China, for an aggregate cash consideration of US $2,000. Upon conclusion of the transaction, Analogic will hold a 25% equity interest in SAHCO. The Company had previously determined that its investment in SAHCO was impaired; and in the three months ended January 31, 2006, the Company wrote off the residual net book value of its equity interest. The $2,000 of consideration will be recognized as a gain on investment in the period it is received.

Prior to fiscal year 2008, the Company determined that $275 in receivables due from SAHCO were not probable of being collected and as a result recorded bad debt expense of $275. In December 2007, the Company collected approximately $132 of the original receivable due from SAHCO and reduced the bad debt allowance by $132 during the three and six months ended January 31, 2008. On January 30, 2008, in conjunction with the Shares Purchase Agreement, the Company and CA entered into a debt repayment agreement for the remaining outstanding receivable of $143 and an additional $500 due under a license agreement that the Company had not recorded as revenue in a prior period due to the uncertainty of it being collected. The $643 was received by the Company in February 2008 and the Company recorded a reduction to the bad debt allowance of $143 during the three and six months ended January 31, 2008, while the $500 will not be recorded as revenue until the three and nine months ended April 30, 2008, as revenue with SAHCO is recognized on a cash basis due to historical collectibility issues.

15. Subsequent events:

On March 5, 2008, the Company and Canton Merger Corporation (“Canton”), a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Copley Controls Corporation (“Copley”), certain stockholders of Copley and a security holders’ representative, pursuant to which, subject to the satisfaction or waiver of the conditions in the Merger Agreement, Canton will merge with and into Copley, with Copley as the surviving corporation. Upon the consummation of the merger, Copley will become a wholly owned subsidiary of the Company. The total consideration to be paid, including amounts to be held in escrow, is approximately $68,750 in cash and is subject to adjustment based on the indebtedness and working capital of Copley as of the closing date. The Company will obtain title to Copley’s assets, assume no debt, and is guaranteed a working capital balance of $16,200. The Company will also make a payment to the former stockholders of Copley of up to an additional $1,800 as reimbursement for the adverse tax consequences that they will incur as a result of a tax election that the Company will be making in connection with the merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the financial condition and results of operations of Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) and should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, the Company makes in this document are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from the projected results as a result of various important factors, including those set forth in Part II. Item 1A. “Risk Factors”.

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. The periods ended January 31, 2008 and 2007 represent the second quarters of the 2008 and 2007 fiscal years, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

The Company is engaged in the design, manufacture, and sale of high performance data acquisition and signal processing instruments sold primarily to Original Equipment Manufacturers (“OEMs”) for use in advanced health and security systems and subsystems in two major markets within the electronics industry: Medical Technology Products and Security Technology Products. One of Analogic’s subsidiaries sells products under its own name directly to niche end-user markets. Medical Technological Products consists of three reporting segments: Medical Imaging Products; Digital Radiography Products; and B-K Medical ApS (“B-K Medical”).

The following is a summary of the areas that management believes are important in understanding the results of the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the Unaudited Consolidated Financial Statements and Notes that appear elsewhere in this document.

	Three Months Ended January 31,		Percentage Growth
	2008	2007
Net income	$7,147	$5,420	32%
Diluted net income per share	0.54	0.39	38%

Diluted net income per share increased $0.15 to $0.54 for the three months ended January 31, 2008 as compared to $0.39 for the three months ended January 31, 2007. The increase was due primarily to increased sales volume of $11,042 in the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. Also contributing to the increase were reduced losses by Digital Radiography Products and headcount reductions of Security Technology Products employees. Partially offsetting the improved performance was an increase in operating expenses of $914, or 3%, for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 due primarily to increases in share-based compensation expense and bonus and profit sharing costs of $903 and $780, respectively, as well as an increase in the effective tax rate to 33.2% for the three months ended January 31, 2008 from 25.4% for the three months ended January 31, 2007.

During the six months ended January 31, 2008, the Compensation Committee of the Company’s Board of Directors granted target awards of 99,033 shares (the “2008—2010 award”) of performance contingent restricted stock under the Company’s 2007 Restricted Stock Plan, of which 111 shares have been forfeited. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle. During both the three and six months ended January 31, 2008, $196 of compensation expense has been recognized for the 2008-2010 award for the amount of shares deemed probable of vesting.

On December 7, 2007, the Company received $555 from its insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to the Company’s sale of its wholly owned subsidiary, Camtronics Medical Systems, Ltd. (“Camtronics”), in November 2005. The $555 was recorded as other income during the three months ended January 31, 2008.

On January 30, 2008, the Company entered into a shares purchase agreement (the “Shares Purchase Agreement”) with Chonqing Anke Medical Equipment Co. (“CA”) pursuant to which the Company agreed to sell to CA 19.645% of its existing 44.645% equity interest in Shenzhen Anke High Tech Co. Ltd (“SAHCO”), located in the People’s Republic of China, for an aggregate cash consideration of US $2,000. Upon conclusion of the transaction, Analogic will hold a 25% equity interest in SAHCO. The Company had previously determined that its investment in SAHCO was impaired; and in the three months ended January 31, 2006, the Company wrote off the residual net book value of its equity interest. The $2,000 of consideration will be recognized as a gain on investment in the period it is received.

Prior to fiscal year 2008, the Company determined that $275 in receivables due from SAHCO were not probable of being collected and as a result recorded bad debt expense of $275. In December 2007, the Company collected approximately $132 of the original receivable due from SAHCO and reduced the bad debt allowance by $132 during the three and six months ended January 31, 2008. On January 30, 2008, in conjunction with the Shares Purchase Agreement, the Company and CA entered into a debt repayment agreement for the remaining outstanding receivable of $143 and an additional $500 due under a license agreement that the Company had not recorded as revenue in a prior period due to the uncertainty of it being collected. The $643 was received by the Company in February 2008 and the Company recorded a reduction to the bad debt allowance of $143 during the three and six months ended January 31, 2008, while the $500 will not be recorded as revenue until the three and nine months ended April 30, 2008, as revenue with SAHCO is recognized on a cash basis due to historical collectibility issues.

On March 5, 2008, the Company and Canton Merger Corporation (“Canton”), a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Copley Controls Corporation (“Copley”), certain stockholders of Copley and a security holders’ representative, pursuant to which, subject to the satisfaction or waiver of the conditions in the Merger Agreement, Canton will merge with and into Copley, with Copley as the surviving corporation. Upon the consummation of the merger, Copley will become a wholly owned subsidiary of the Company. The total consideration to be paid, including amounts to be held in escrow, is approximately $68,750 in cash and is subject to adjustment based on the indebtedness and working capital of Copley as of the closing date. The Company will obtain title to Copley’s assets, assume no debt, and is guaranteed a working capital balance of $16,200. The Company will also make a payment to the former stockholders of Copley of up to an additional $1,800 as reimbursement for the adverse tax consequences that they will incur as a result of a tax election that the Company will be making in connection with the merger.

Results of Operations

Three Months Ended January 31, 2008 vs. Three Months Ended January 31, 2007

Net Revenue and Gross Margin

Net revenue and gross margin for the three months ended January 31, 2008 as compared with the three months ended January 31, 2007 are summarized in the tables below.

Product Revenue and Gross Margin

	Three Months Ended January 31,		Percentage Growth
	2008	2007
Product revenue	$94,231	$82,562	14%
Gross margin	37,056	31,876	16%
Gross margin %	39.3%	38.6%

Product revenue for the three months ended January 31, 2008 increased $11,669, or 14%, over the three months ended January 31, 2007. The increase was due primarily to an increase in product revenue from Medical Imaging Products, Digital Radiography Products, and B-K Medical of $6,839, or 15%, $1,363, or 34%, and $2,706, or 12%, respectively, for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. The increase in Medical Imaging Product revenue was due primarily to the shipment of newly developed data management systems to an OEM customer, the development of which were not completed by the Company until the fourth quarter of fiscal year 2007. Also contributing to the increase in revenue for Medical Imaging Products is continued strong demand for data acquisition systems. The increase in Digital Radiography Product revenue is due to the shipment of a newly developed mammography detector to an OEM customer, the development of which was not completed by the Company until the fourth quarter of fiscal year 2007. The increase in B-K Medical product revenue was due primarily to the foreign currency exchange rate, which accounted for $2,411, or 11 percentage points, of the total increase.

Product gross margin increased to 39.3% for the three months ended January 31, 2008 as compared with 38.6% for the three months ended January 31, 2007 due primarily to increased sales volume of $11,669 in the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 and improved manufacturing efficiency of Security Technology Products due to a reduction of manufacturing employees during the fourth quarter of fiscal year 2007.

Engineering Revenue and Gross Margin

	Three Months Ended January 31,		Percentage Decline
	2008	2007
Engineering revenue	$2,729	$3,721	27%
Gross margin	(391)	286	237%
Gross margin %	-14.3%	7.7%

Engineering revenue for the three months ended January 31, 2008 decreased $992, or 27%, from the three months ended January 31, 2007. The decrease was due primarily to a decline in engineering revenue from $2,307 for the three months ended January 31, 2007 to $256 for the three months ended January 31, 2008 on a contract with the Transportation Security Administration (“TSA”) related to Security Technology Products development of the COBRA®, a CT-based checkpoint security imaging system. This decrease was partially offset by $1,313 of revenue for three Medical Imaging Product projects that began after January 31, 2007.

The engineering gross margin loss for the three months ended January 31, 2008 was $391 as compared to a gross margin of $286 for the three months ended January 31, 2007, a decline of $677, or 237%. The decrease was due primarily to a decrease in gross margin of $944 for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 on the TSA contract to develop the COBRA. The decrease in the gross margin on the TSA contract was partially offset by a decline of $365 in costs in excess of revenues for Medical Imaging Product projects.

Other Revenue

Other revenue of $2,440 and $2,075 for the three months ended January 31, 2008 and 2007, respectively, represents revenue from the hotel operations. The increase was due primarily to higher occupancy and room rates.

Operating Expenses

	Three Months Ended January 31,		Percentage of Revenue
	2008	2007	2008	2007
Research and product development	$11,858	$12,680	11.9%	14.3%
Selling and marketing	7,985	7,494	8.0%	8.5%
General and administrative	9,696	8,451	9.8%	9.6%

	$29,539	$28,625	29.7%	32.4%

Research and product development expenses decreased $822 for the three months ended January 31, 2008 from the three months ended January 31, 2007. The decrease was due primarily to a decline in consulting services of $486, a reduction in the headcount of Security Technology Products engineers at January 31, 2008 as compared to January 31, 2007, and a decline in spending for engineering development materials. These decreases were partially offset by an increase of bonus and profit sharing costs of $285.

Selling and marketing expenses increased $491 for the three months ended January 31, 2008 over the three months ended January 31, 2007. The increase was due primarily to the foreign currency exchange rate for B-K Medical, which accounted for an increase of $628. The increase from foreign exchange at B-K Medical is partially offset by a reduction of $287 in Digital Radiography Products due to ANEXA Corporation (“Anexa”), a subsidiary of the Company, ceasing selling and marketing efforts of its products in the first quarter of fiscal year 2008.

General and administrative expenses increased $1,245 for the three months ended January 31, 2008 over the three months ended January 31, 2007. The increase was due primarily to increases in share-based compensation expense, bonus and profit sharing costs, and executive transition costs of $796, $515, and $196, respectively. Also, contributing to the increase was the foreign currency exchange rate for B-K Medical, which accounted for an increase of $155. These increases were partially offset by a decrease of $357 in amortization expense for intangible assets related to the acquisition of Sound Technology, Inc. (“STI”), a wholly owned subsidiary of the Company, due to the assets becoming fully amortized in the first quarter of fiscal year 2008. Also partially offsetting the increases were receivable collections of $275 from SAHCO that were reserved for in the allowance for doubtful accounts in a prior period and a decrease in audit related costs of $225.

Other Income (Expense)

Net interest income was $2,484 for the three months ended January 31, 2008 compared to $3,146 for the three months ended January 31, 2007. The decrease was due primarily to lower invested cash balances as a result of the $60,000 of Common Stock repurchased by the Company in the fourth quarter of fiscal year 2007 and a decline in interest rates.

The Company recorded an equity loss of $53 in its unconsolidated affiliate, PhotoDetection Systems, Inc. (“PDS”), of which it has a 43.8 % equity interest, for the three months ended January 31, 2007 due to losses at PDS during such period.

Net other income was $421 and $155 for the three months ended January 31, 2008 and 2007, respectively. Other income in the three months ended January 31, 2008 consisted primarily of $555 the Company received from its insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to the Company’s sale of its wholly owned subsidiary, Camtronics, in November 2005. Other income for the three months ended January 31, 2007 consisted primarily of a gain of $205 from the sale of assets of AnaSky Limited (“AnaSky”), formerly known as SKY Computers, Inc. The other income in the three months ended January 31, 2008 and 2007 was partially offset by foreign currency exchange losses incurred by the Company’s Canadian and Danish subsidiaries.

Provision for Income Taxes

The Company’s effective income tax rates were provisions of 33.2% and 25.4% for the three months ended January 31, 2008 and 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits, or other tax contingencies. For the three months ended January 31, 2008 and 2007, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. During the three months ended January 31, 2008, the Company recognized discrete tax benefits of $33 that resulted from employees’ disqualifying dispositions of qualified incentive stock options. During the three months ended January 31, 2007, the Company recognized discrete tax benefits of $318, which resulted from disqualifying dispositions of employees’ qualified incentive stock options and the reinstatement of the research and experimentation credit as of January 1, 2006.

Net Income per Share

Net income and net income per share for the three months ended January 31, 2008 and 2007 were as follows:

	Three Months Ended January 31,
	2008	2007
Net income	$7,147	$5,420
% of net revenue	7.2%	6.1%
Diluted net income per share	$0.54	$0.39

Net income was $7,147 for the three months ended January 31, 2008 compared to $5,420 for the three months ended January 31, 2007. Basic and diluted net income per share was $0.54 for the three months ended January 31, 2008 as compared to basic and diluted net income per share of $0.39 for the three months ended January 31, 2007. The increase in net income as well as basic and diluted net income per share for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 was due primarily to increased sales volume of $11,042 in the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 and reduced losses in Digital Radiography Products as a result of Anexa ceasing sales and marketing of it products to new end-user customers in the first quarter of fiscal year 2008 to focus on servicing and supporting its products currently with existing customers. Also contributing to the increase was a reduction in headcount of Security Technology Products employees at January 31, 2008 as compared to January 31, 2007. Partially offsetting the increase was an increase in operating expenses of $914, or 3%, for the three months ended January 31, 2008 as compared to January 31, 2007 due primarily to increases in share-based compensation expense and bonus and profit sharing costs of $903 and $780, respectively, as well as an increase in the effective tax rate to 33.2% for the three months ended January 31, 2008 from 25.4% for the three months ended January 31, 2007.

Six Months Ended January 31, 2008 vs. Six Months Ended January 31, 2007

Net Revenue and Gross Margin

Net revenue and gross margin for the six months ended January 31, 2008 as compared with the six months ended January 31, 2007 are summarized in the tables below.

Product Revenue and Gross Margin

	Six Months Ended January 31,		Percentage Growth
	2008	2007
Product revenue	$179,542	$153,310	17%
Gross margin	70,318	49,410	42%
Gross margin %	39.2%	32.2%

Product revenue for the six months ended January 31, 2008 increased $26,232, or 17%, over the six months ended January 31, 2007. The increase was due primarily to an increase in product revenue from Medical Imaging Products, Security Technology Products, Digital Radiography Products, and B-K Medical of $12,440, or 14%, $6,867, or 45%, $1,349, or 15%, and $5,576, or 14%, respectively, for the six months ended January 31, 2008 as compared to the six months ended January 31, 2007. The increase in Medical Imaging Product revenues was due primarily to the shipment of newly developed data management systems to an OEM customer, the development of which was not completed by the Company until the fourth quarter of fiscal year 2007. Also contributing to the increase in revenue for Medical Imaging Products is continued strong demand for data acquisition systems. The increase in Security Technology Product revenue was due to an increase in EXACT system sales to 33 units for the six months ended January 31, 2008 from 22 units for the six months ended January 31, 2007. The increase in B-K Medical product revenues was due primarily to foreign currency exchange rates, which accounted for $4,560, or 12 percentage points, of the total increase. The increase in Digital Radiography product revenues was due to the shipment of a newly developed mammography detector to an OEM customer, the development of which was not completed by the Company until the fourth quarter of fiscal year 2007.

Product gross margin increased to 39.2% for the six months ended January 31, 2008 as compared with 32.2% for the six months ended January 31, 2007. The increase was due primarily to increased sales volume of $26,232 in the six months ended January 31, 2008 as compared to the six months ended January 31, 2007 and an asset impairment charge $8,625 related to the write-down of assets in the digital radiography systems business in the six months ended January 31, 2007. Also contributing to the increase in the gross margin was an increase in manufacturing efficiency of Security Technology Products due to higher production volumes and a reduction of manufacturing employees during the fourth quarter of fiscal year 2007.

Engineering Revenue and Gross Margin

	Six Months Ended January 31,		Percentage Growth
	2008	2007
Engineering revenue	$8,244	$5,385	53%
Gross margin	(332)	(913)	64%
Gross margin %	-4.0%	-17.0%

Engineering revenue for the six months ended January 31, 2008 increased $2,859, or 53%, from the six months ended January 31, 2007. The increase was due primarily to an increase in engineering revenue from Security Technology Products and Medical Imaging Products of $822, or 25% and $1,473, or 70%, respectively, while revenue from Digital Radiography Products increased to $564 for the six months ended January 31, 2008 from $0 for the six months ended January 31, 2007. The increase in Security Technology engineering revenue was due primarily to revenue of $2,417 on a phase of a TSA contract to develop three prototypes of the XLB 1100, an ultra-high-speed explosives detection system for airports requiring baggage throughput of 1,100 bags an hour, that was completed during the six months ended January 31, 2008 and accounted for under the completed contract method. Also contributing to the increase in Security Technology Products engineering revenues was $847 for a new development phase of the XLB 1100 grant that began in the first quarter of fiscal year 2008 and is being accounted for under the percentage of completion method. These increases in Security Technology Products engineering revenue were partially offset by a decrease in revenue of $2,227 on a TSA project to develop the COBRA from the six months ended January 31, 2007 to the six months ended January 31, 2008. The increase in Medical Imaging Products engineering revenue was due primarily to one project that began in the first quarter of fiscal year 2008 and generated $1,097 of engineering revenue for the six months ended January 31, 2008. The Digital Radiography Products engineering revenue in the six months ended January 31, 2008 relates to a new mammography development project with an OEM customer that did not begin until the fourth quarter of fiscal year 2007.

The engineering gross margin loss for the six months ended January 31, 2008 was $332 as compared to $913 for the six months ended January 31, 2007, an improvement of $581, or 64%. The reduction in losses was due primarily to a decline of $1,049 in costs in excess of revenue for Medical Imaging Product projects and gross margin of $377 on a Medical Imaging Products project that began in the first quarter of fiscal year 2008. Also contributing to the increase was the $159 settlement of a dispute with an OEM customer in the six months ended January 31, 2007. These increases were partially offset by a decrease in gross margin of $1,349 on a Security Technology Products project to develop the Company’s COBRA system for the six months ended January 31, 2008 as compared to the six months ended January 31, 2007.

Other Revenue

Other revenue of $5,815 and $5,265 for the six months ended January 31, 2008 and 2007, respectively, represents revenue from the hotel operations. The increase was primarily due to higher occupancy and room rates.

Operating Expenses

	Six Months Ended January 31,		Percentage of Revenue
	2008	2007	2008	2007
Research and product development	$23,040	$24,258	11.9%	14.8%
Selling and marketing	15,787	14,496	8.2%	8.8%
General and administrative	19,136	17,490	9.9%	10.7%
Asset impairment charges	—	1,080	0.0%	0.7%

	$57,963	$57,324	30.0%	35.0%

Research and product development expenses decreased $1,218 for the six months ended January 31, 2008 from the six months ended January 31, 2007. The decrease was due primarily to a decline in consulting services of $790, an increase in capitalization costs for software development projects of $447, a reduction in the headcount of Security Technology Products engineers at January 31, 2008 as compared to January 31, 2007, and a decline in spending for engineering development materials. These decreases were partially offset by an increase of bonus and profit sharing costs of $673.

Selling and marketing expenses increased $1,291 for the six months ended January 31, 2008 over the six months ended January 31, 2007. The increase was due primarily to an increase in bonus costs and sales commissions at B-K Medical of $181 and $176, respectively, as well as an increase from the foreign currency exchange rate for B-K Medical, which accounted for an increase of $1,311. These increases were partially offset by a reduction of $612 in Digital Radiography Products due to Anexa ceasing selling and marketing efforts of its products in the first quarter of fiscal year 2008.

General and administrative expenses increased $1,646 for the six months ended January 31, 2008 over the six months ended January 31, 2007. The increase was due primarily to increases in bonus and profit sharing costs, share-based compensation expense, and executive transition costs of $1,752, $707, and $469, respectively. Also, contributing to the increase was the foreign currency exchange rate for B-K Medical, which accounted for an increase of $296. These increases were partially offset by a decrease of $387 in amortization expense for intangible assets related to the acquisition of STI due to the assets becoming fully amortized in the first quarter of fiscal year 2008. Also partially offsetting the increases was a decrease in audit related costs of $392 and receivable collections of $275 from SAHCO that were reserved for in the allowance for doubtful accounts in a prior period.

Asset impairment charges were $1,080 for the six months ended January 31, 2007 and related to the write-down of assets in the Company’s digital radiography systems business. The asset impairment charges of $1,080 included $696 of capitalized software still in development and $384 of other assets.

Other Income (Expense)

Net interest income was $5,187 for the six months ended January 31, 2008 compared to $6,369 for the six months ended January 31, 2007. The decrease was due primarily to lower invested cash balances as a result of the $60,000 of Common Stock repurchased by the Company in the fourth quarter of fiscal year 2007 and a decline in interest rates.

The Company recorded an equity loss in unconsolidated affiliates of $131 related to PDS for the six months ended January 31, 2007.

Net other income was $860 and $33 for the six months ended January 31, 2008 and 2007, respectively. Other income in the six months ended January 31, 2008 consisted primarily of $555 the Company received from its insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to the Company’s sale of Camtronics in November 2005. Other income for the six months ended January 31, 2007 consisted primarily of a gain of $205 from the sale of AnaSky assets. The other income in the six months ended January 31, 2008 also included foreign currency exchange gains incurred by the Company’s Canadian and Danish subsidiaries, while the six months ended January 31, 2007 included foreign currency exchange losses.

Provision for Income Taxes

The Company’s effective income tax rates were a provision of 33.1% and a benefit of 116.1% for the six months ended January 31, 2008 and 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits, or other tax contingencies. For the six months ended January 31, 2008 and 2007, the effective tax rate varied from the statutory tax rate as a result of the mix of income attributable to foreign versus domestic jurisdictions. During the six months ended January 31, 2008, the Company recognized discrete net tax benefits of $56 due primarily to the change in tax rate on certain foreign deferred tax assets and the tax benefit from employees’ disqualifying dispositions of qualified incentive stock options. During the six months ended January 31, 2007, the Company recognized discrete tax benefits of $364, which resulted from disqualifying dispositions of qualified incentive stock options and the reinstatement of the research and experimentation credit as of January 1, 2006.

Net Income and Earnings per Share

Net income and net income per share for the six months ended January 31, 2008 and 2007 were as follows:

	Six Months Ended January 31,
	2008	2007
Net income	$13,535	$60
% of net revenue	7.0%	0.0%
Diluted net income per share	$1.02	$0.00

Net income was $13,535 for the six months ended January 31, 2008 compared to $60 for the six months ended January 31, 2007. Basic and diluted net income per share were $1.03 and $1.02, respectively, for the six months ended January 31, 2008 as compared to basic and diluted net income per share of $0.00 for the six months ended January 31, 2007. The increase in net income as well as basic and diluted net income per share for the six months ended January 31, 2008 as compared to the six months ended January 31, 2007 was due primarily to increased sales volume of $29,641 in the six months ended January 31, 2008 as compared to the six months ended January 31, 2007 and asset impairment charges on a pre-tax basis of $9,705 related to the write-down of the Company’s digital radiography systems business in the six months ended January 31, 2007. Also contributing to the increase was a reduction in headcount of Security Technology Products employees at January 31, 2008 as compared to January 31, 2007.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $240,511 and $228,545 at January 31, 2008 and July 31, 2007, respectively. Working capital was $318,255 and $300,114 at January 31, 2008 and July 31, 2007, respectively. The Company’s balance sheet reflected an increase in the current ratio to 6.8 to 1 at January 31, 2008 as compared to 5.6 to 1 at July 31, 2007, due primarily to an increase in inventory of $3,874 and decreases in accrued liabilities and accrued income taxes of $2,576 and $5,507, respectively, partially offset by a decrease in refundable and deferred incomes of $6,028. The increase in inventory was due primarily to an increase in sales volume for Medical Technology Products and foreign currency exchange rates for B-K Medical. The decrease in accrued income taxes was due primarily to a reclassification of $4,333 to non-current liabilities as a result of the adoption of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. The decrease in accrued liabilities was due primarily to declines in accrued sales taxes, accrued severance, accrued profit sharing costs, and accrued losses on engineering project loss. The decrease in refundable and deferred income taxes was due primarily to a reclassification of $4,918 to non-current other assets as a result of the expected completion of an IRS audit being delayed and, therefore, the $4,918 is not expected to be received before February 1, 2009.

Liquidity has been provided principally through funds provided from operations with short-term deposits and marketable securities to provide additional sources of cash. The Company has reviewed its investments in short-term marketable securities and does not have exposure in sub-prime and auction backed securities.

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

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2008, due to the short maturities of these instruments.

Cash equivalents totaled $184,943 at January 31, 2008 and included all highly liquid investments with maturities of three months or less from the time of purchase. Held-to-maturity marketable securities having maturities from the time of purchase in excess of three months totaled $55,528 at January 31, 2008 are stated at amortized cost, which approximates fair value.

Net cash provided by operating activities was $19,387 and $10,163 for the six months ended January 31, 2008 and 2007, respectively. The cash flows generated from operating activities for the six months ended January 31, 2008 were due primarily to net income of $13,535, depreciation and amortization of $6,576, and a decrease in deferred income taxes of $3,255, partially offset by a net change in operating assets and liabilities of $4,657. The net change in operating assets and liabilities for the six months ended January 31, 2008 was due primarily to decreases in accounts receivable, accrued liabilities, and accounts payable of $3,443, $3,456, and $1,869, respectively, partially offset by increases in inventories of $2,541.

The decrease in deferred income taxes of $3,255 was due primarily to the disposal of assets impaired in a prior period.

The decrease in accounts receivable of $3,443 was due primarily to strong collections in the U.S. The decrease in accrued liabilities of $3,456 was primarily due to severance and sales tax payments as well as a decline in loss accruals for engineering project loss accruals and accrued profit sharing costs. The decrease in accounts payable of $1,869 is due primarily to the timing of vendor payments.

The increase in inventories was due primarily to an increase in sales volume for Medical Technology Products.

Net cash used for investing activities was $60,737 and $1,238 in the six months ended January 31, 2008 and 2007, respectively. The cash used for investing activities in the six months ended January 31, 2008 was due primarily to the purchase of short-term held-to-maturity marketable securities and capital expenditures of $93,525 and $6,365, respectively, partially offset by the maturities of available-for-sale and held-to-maturity marketable securities of $39,997.

Net cash used for financing activities was $737 and $1,366 in the six months ended January 31, 2008 and 2007, respectively. Net cash used for financing activities in the six months ended January 31, 2008 consisted of $2,660 for dividends paid to stockholders which was partially offset by cash received from the issuance of stock pursuant to the Company’s employee stock option plans of $1,734.

The Company believes that its balances of cash and cash equivalents, marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.

Commitments, Contractual Obligation and Off-Balance Sheets Arrangements

The Company’s contractual obligations at January 31, 2008, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 4 years - 5 years	More than 5 years
Operating leases	$7,113	$2,061	$2,628	$1,272	$1,152
Purchasing obligations	47,621	43,520	4,101	—	—

	$54,734	$45,581	$6,729	$1,272	$1,152

As of January 31, 2008, the total liabilities associated with uncertain tax positions under FIN No. 48 were $6,864 and included in “Other non-current liabilities,” as a result of the Company’s adoption of FIN No. 48. Due to the complexity associated with the Company’s tax uncertainties, it cannot make a reasonably reliable estimate of the period in which it expects to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

The Company currently has approximately $24,300 in revolving credit facilities with various banks available for direct borrowings. As of January 31, 2008, there were no direct borrowings, commitments, contractual obligations, or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. The Company continues to have the same critical accounting policies and estimates as are described in Item 7, beginning on page 32, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2007. Those policies and estimates relate to: revenue recognition and accounts receivable; share-based compensation; inventories; concentration of credit risk; warranty reserve; investments in and advances to affiliated companies; intangible assets and other long-lived assets; and income taxes. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these estimates and judgments require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 157 on its consolidated financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year ending July 31, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS No. 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be the Company’s fiscal year ending July 31, 2010. An entity may not apply it before that date. The provisions of SFAS No. 141R will only impact the Company if the Company is party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning February 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial position, results of operations, and cash flows.

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

The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as held to maturity. Cash and cash equivalents not required for working capital purposes are placed in short-term investments of government agency discounted notes. Total interest income for the three and six months ended January 31, 2008 was $2,515 and $5,226, respectively. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2008, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal controls over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company had two customers, as set forth in the table below, who individually accounted for 10% or more of the Company’s net product and engineering revenue during the three and six months ended January 31, 2008 or 2007.

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Customer 1	19%	18%	19%	19%
Customer 2	13%	13%	12%	10%

The Company’s ten largest customers as a group accounted for 67% and 68% of the Company’s net product and engineering revenue for the three months ended January 31, 2008 and 2007, respectively, and 68% and 67% for the six months ended January 31, 2008 and 2007, respectively.

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

As part of the Company’s business strategy, the Company might consummate acquisitions or business combinations. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the Company’s ongoing business and distraction of management, expenses related to the acquisition, and potential unknown or underestimated liabilities associated with acquired businesses. If the Company does not successfully complete acquisitions that it pursues in the future, it could incur substantial expenses and devote significant management time and resources without generating any benefit to the Company. In addition, substantial portions of the Company’s available cash might be utilized as consideration for these acquisitions.

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

The September 11, 2001 terrorist attacks and the subsequent creation of the U.S. Department of Homeland Security have created increased interest in the Company’s security and inspection systems. However, the level of demand for the Company’s products is not predictable and may vary over time. The Company does not know what solutions will continue to be adopted by the U.S. Department of Homeland Security as a result of terrorism and whether its products will continue to be a part of such solutions. Additionally, should the Company’s products be considered as a part of the future security solutions, it is unclear what the level of purchases might be and how quickly funding to purchase the Company’s products might be made available. These factors could adversely impact the Company and create unpredictability in revenues and operating results.

The Company is exposed to risks associated with international operations and markets.

The Company markets and sells products in international markets, and has established offices and subsidiaries in Denmark, Germany, Italy, and Canada. Revenues from international operations accounted for 22% and 21% of total revenues for the three months ended January 31, 2008 and 2007, respectively, and 20% and 21% for the six months ended January 31, 2008 and 2007, respectively. From its U.S. operations, the Company also ships directly to customers in Europe and Asia, for which shipments accounted for 32% and 31% of total revenues for the three months ended January 31, 2008 and 2007, respectively, and 30% for each of the six months ended January 31, 2008 and 2007. There are inherent risks in transacting business internationally, including:

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

The Company might become subject to claims that it infringes the intellectual property rights of others in the future. The Company cannot ensure that, if made, these claims will not be successful. Any claim of infringement could cause the Company to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against the Company could require substantial payment in damages and could also include an injunction or other court order that could prevent the Company from offering certain products.

If operators of the Company’s security and inspection systems fail to detect weapons, explosives or other devises that are used to commit a terrorist act, the Company could be exposed to product liability and related claims for which it might not have adequate insurance coverage.

The Company’s business exposes it to potential product liability risks that are inherent in the development, manufacturing, sale and service of security inspection systems. The Company’s customers use its security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. The training, reliability and competence of the customer’s operator are crucial to the detection of suspicious items. In addition, the Company’s security and inspection systems are not designed to work under all circumstances. The Company tests the reliability of its security and inspection systems during both their development and manufacturing phases. The Company also performs such tests if it is requested to perform installation, warranty, or post-warranty servicing. However, the Company’s security inspection systems are advanced mechanical and electronic devices and therefore could malfunction.

As a result of the September 11, 2001 and the 1993 World Trade Center bombing attacks, and the potential for future attacks, product liability insurance coverage for such threats is extremely difficult to obtain. It is very likely that, should the Company be found liable following a major act of terrorism, the insurance coverage it currently has in place would not fully cover the claims for damages.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by the Company of its equity securities during the three months ended January 31, 2008. All of the shares shown as purchased in the table below were surrendered by employees of the Company in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of the Company’s Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
11/1/07-11/30/07	—	$—	—	$—
12/1/07-12/31/07	844	64.74	—	—
1/1/08-1/31/08	—	—	—	—

Total	844	$64.74	—	$—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of the Company’s Common Stock on the NASDAQ Global Select Market on the vesting date.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 28, 2008, the Company held its 2008 Annual Meeting of Stockholders (the “Meeting”). At the Meeting, the votes on the matters presented to the Company’s stockholders were as follows:

(1) To elect (3) Class I directors for a three (3) year term, to hold office until the 2011 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

	Votes For	Votes Withheld
M. Ross Brown	10,403,995	1,991,989
Michael T. Modic	11,011,778	1,384,206
Edward F. Voboril	10,357,118	2,038,866

The remaining terms of Bernard M. Gordon, James W. Green, James J. Judge, Fred B. Parks, Bruce W. Steinhauer, John A. Tarello, and Gerald L. Wilson continued after the meeting.

(2) To declassify the Board of Directors:

Votes For	Votes Against	Votes Abstain	No Vote
12,307,043	66,143	22,798	0

(3) To approve the Analogic Corporation Non-Employee Director Stock Plan:

Votes For	Votes Against	Votes Abstain	No Vote
11,147,623	235,515	12,794	1,000,052

Please see the Company’s Proxy Statement filed with the SEC on December 17, 2007 in connection with the Meeting for a complete description of the matters voted upon.

Item 6.	Exhibits

Exhibit	Description

2.1	Shares Purchase Agreement, dated as of January 30, 2008, between Analogic Corporation and Chonqing Anke Medical Equipment Co. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008)

2.2	Termination Agreement, dated as of January 30, 2008, between Analogic Corporation and Shenzhen Anke High-Tech Company Limited (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008)

3.1	Restated Articles of Organization, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2008)

3.2	By-laws, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2008)

10.1	Letter Agreement, dated as of November 23, 2007, between Analogic Corporation and Bernard M. Gordon (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2007)

10.2	Analogic Corporation Non-Employee Director Stock Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2008)

10.3	Separation Agreement, dated as of January 31, 2008, between Analogic Corporation and Alex A. Van Adzin (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: March 7, 2008	/s/ James W. Green
James W. Green
President and
Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2008	/s/ John J. Millerick
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Shares Purchase Agreement, dated as of January 30, 2008, between Analogic Corporation and Chonqing Anke Medical Equipment Co. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008)

2.2	Termination Agreement, dated as of January 30, 2008, between Analogic Corporation and Shenzhen Anke High-Tech Company Limited (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008)

3.1	Restated Articles of Organization, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2008)

3.2	By-laws, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2008)

10.1	Letter Agreement, dated as of November 23, 2007, between Analogic Corporation and Bernard M. Gordon (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2007)

10.2	Analogic Corporation Non-Employee Director Stock Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2008)

10.3	Separation Agreement, dated as of January 31, 2008, between Analogic Corporation and Alex A. Van Adzin (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2008)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended