Form 10-Q
period 2008-04-30
ANALOGIC CORP
filed 2008-06-09
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

The number of shares of Common Stock outstanding at May 30, 2008 was 13,401,216.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	April 30, 2008	July 31, 2007
Assets

Current assets:
Cash and cash equivalents	$156,134	$226,545
Marketable securities	19,877	2,000
Accounts receivable, net of allowance for doubtful accounts of $1,147 and $1,427 at April 30, 2008 and July 31, 2007, respectively	71,525	58,926
Inventories	81,618	54,413
Refundable and deferred income taxes	7,130	12,912
Other current assets	9,663	10,646

Total current assets	345,947	365,442

Property, plant, and equipment, net	89,376	80,482
Capitalized software, net	3,422	2,319
Intangible assets, net	45,811	413
Goodwill	3,515	—
Other assets	9,035	44
Deferred income taxes	9,271	10,441

Total Assets	$506,377	$459,141

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$31,268	$21,734
Accrued liabilities	29,247	26,570
Advance payments and deferred revenue	10,529	11,517
Accrued income taxes	2,230	5,507

Total current liabilities	73,274	65,328

Long-term liabilities:
Other long-term liabilities	8,010	—
Deferred income taxes	659	456

Total long-term liabilities	8,669	456

Commitments and guarantees (Note 14)

Stockholders’ equity:
Common stock, $.05 par value	670	662
Capital in excess of par value	68,823	64,186
Retained earnings	336,741	318,284
Accumulated other comprehensive income	18,200	10,225

Total stockholders’ equity	424,434	393,357

Total Liabilities and Stockholders’ Equity	$506,377	$459,141

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net revenue:
Product	$98,167	$76,541	$277,709	$229,851
Engineering	2,483	5,075	10,727	10,460
Other	2,118	2,273	7,933	7,538

Total net revenue	102,768	83,889	296,369	247,849

Cost of sales:
Product	60,525	46,369	169,749	141,644
Engineering	2,218	2,988	10,794	9,286
Other	1,693	1,755	5,337	4,837
Asset impairment charges	—	—	—	8,625

Total cost of sales	64,436	51,112	185,880	164,392

Gross margin	38,332	32,777	110,489	83,457

Operating expenses:
Research and product development	12,363	11,511	35,403	35,769
Selling and marketing	8,422	6,948	24,209	21,444
General and administrative	9,878	8,201	29,014	25,691
Asset impairment charges	—	—	—	1,080

Total operating expenses	30,663	26,660	88,626	83,984

Income (loss) from operations	7,669	6,117	21,863	(527)

Other (income) expense:
Interest income, net	(1,640)	(3,163)	(6,827)	(9,532)
Equity loss in unconsolidated affiliates	—	456	—	587
Other, net	(230)	(161)	(1,090)	(194)

Total other income	(1,870)	(2,868)	(7,917)	(9,139)

Income before income taxes	9,539	8,985	29,780	8,612
Provision for income taxes	2,860	1,987	9,566	1,554

Net income	$6,679	$6,998	$20,214	$7,058

Net income per share:
Basic	$0.51	$0.51	$1.54	$0.51

Diluted	$0.50	$0.50	$1.52	$0.50

Weighted-average shares outstanding:
Basic	13,222	13,874	13,162	13,862
Diluted	13,318	14,003	13,269	13,981

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$20,214	$7,058

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,625	(5,509)
Depreciation and amortization	9,988	10,922
Allowance for doubtful accounts	(530)	—
Gain on sale of SKY assets and property, plant, and equipment	(55)	(179)
Gain on sale of the Bio-Imaging Research (“BIR”) investment	(84)	—
Equity loss in unconsolidated affiliates	—	587
Asset impairment charges	—	9,705
Share-based compensation expense	2,291	1,002
Excess tax benefit from share-based compensation	(246)	(114)
Net changes in operating assets and liabilities, net of acquired business (Note 11)	(1,966)	221

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,237	23,693

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	—	16
Additions to property, plant, and equipment	(9,712)	(6,780)
Acquisition of business, net of cash acquired	(73,304)	—
Capitalized software development costs	(1,566)	(852)
Proceeds from the sale of SKY assets and property, plant, and equipment	190	513
Proceeds from the sale of the BIR investment	84	—
Purchase of short-term held-to-maturity marketable securities	(103,485)	—
Maturities of short-term held-to-maturity marketable securities	83,608	—
Maturities of long-term available-for-sale marketable securities	2,000	3,800

NET CASH USED FOR INVESTING ACTIVITIES	(102,185)	(3,303)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, and non-employee director stock plan	2,310	2,281
Excess tax benefit from share-based compensation	246	114
Dividends paid to shareholders	(3,996)	(4,189)

NET CASH USED FOR FINANCING ACTIVITIES	(1,440)	(1,794)

EFFECT OF EXCHANGE RATE INCREASE ON CASH	977	746

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(70,411)	$19,342

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	226,545	252,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$156,134	$271,749

Cash paid during the period for:
Income taxes, net	$5,092	$3,394
Interest	17	20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged in the design, manufacture, and sale of high performance data acquisition and signal processing instruments sold primarily to Original Equipment Manufacturers (“OEMs”) for use in advanced health and security systems and subsystems in two major markets within the electronics industry: Medical Technology Products and Security Technology Products. One of the Company’s subsidiaries sells products under its own name directly to niche end-user markets. The Company’s top ten customers combined for approximately 67% and 69% of the Company’s net product and engineering revenue for the three months ended April 30, 2008 and 2007, respectively, and 68% and 68% for the nine months ended April 30, 2008 and 2007, respectively. One customer, which accounted for less than 10% of net product and engineering revenue for the three and nine months ended April 30, 2008 and 2007, accounted for 16% of net accounts receivable at April 30, 2008.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and nine months ended April 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2008 (“fiscal year 2008”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2007 (“fiscal year 2007”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 27, 2007. The Unaudited Consolidated Balance Sheet as of July 31, 2007 contains data derived from audited financial statements.

Certain financial statement items have been reclassified to conform to the current period presentation.

2. Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. In February 2008, the FASB issued a Staff Position that has (1) partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS No. 157. The Company is currently evaluating the potential impact of the adoption of SFAS No. 157 on its consolidated financial position, results of operations, and cash flows.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be the Company’s fiscal year ending July 31, 2010. An entity may not apply it before that date. The provisions of SFAS No. 141(R) will only impact the Company if the Company is a party to a business combination after July 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning August 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will have no effect on the Company’s consolidated financial position since it does not have any derivative instruments or hedging activity.

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

The following table presents share-based compensation expenses included in the Company’s Unaudited Consolidated Statements of Operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Cost of sales	$40	$37	$135	$116
Research and product development	292	159	573	425
Selling and marketing	53	57	53	110
General and administrative	439	(33)	1,530	351

Share-based compensation expense before tax	824	220	2,291	1,002
Income tax effect	100	34	462	232

Net share-based compensation expense	$724	$186	$1,829	$770

The increase in the pre-tax share-based compensation expense of $604 and $1,289 from the three and nine months ended April 30, 2007 to the three and nine months ended April 30, 2008, respectively, is due primarily to $439 and $635 of compensation expense recognized in the three and nine months ended April 30, 2008 related to performance contingent restricted stock granted in fiscal year 2008. Also contributing to the increases was a decrease in the forfeiture rate for the stock option and stock bonus plans in the second quarter of fiscal year 2008.

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

During the nine months ended April 30, 2008, the Compensation Committee of the Company’s Board of Directors (the “Board”) granted target awards of 99,433 shares (the “2008—2010 award”) of performance contingent restricted stock under the Company’s 2007 Restricted Stock Plan, of which 111 shares have been forfeited. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle. The performance goal for the 2008—2010 award is based solely on the cumulative growth of an adjusted earnings per share metric. The actual number of shares to be issued will be determined at the end of a three-year performance cycle and can range from zero to 200% of the target award, or up to 198,866 shares, and also includes payment of dividend equivalents on the actual number of shares earned. The maximum compensation expense for the 2008—2010 award is $11,776 based on a weighted-average fair value of $59.25 per share. Compensation expense is being recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of the three-year performance cycle, which is currently 62,842 shares, or $3,723. During the three and nine months ended April 30, 2008, $439 and $635, respectively, of compensation expense was recognized for the 2008-2010 award based on the amount of shares deemed probable of vesting.

The weighted-average grant-date fair values of options granted were $21.58 and $19.69 per share during the nine months ended April 30, 2008 and 2007, respectively. There were no option grants during the three months ended April 30, 2008 or 2007. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended April 30,
	2008	2007
Expected option term (1)	4.7 years	5.25 years
Expected volatility factor (2)	31%	32%
Risk-free interest rate (3)	4.71%	4.70%
Expected annual dividend yield	0.6%	0.7%

(1)	The option life was determined by estimating the expected option life, using historical data for fiscal year 2008 and the simplified method under the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” for fiscal year 2007.
(2)	The stock volatility for each grant is determined based on the review of the weighted average of historical daily price changes of the Company’s Common Stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted-average fair values of the options granted under the employee stock purchase plan were $15.13 and $11.09 per share for the nine months ended April 30, 2008 and 2007, respectively. There were no options granted under the employee stock purchase plan in the three months ended April 30, 2008 or 2007. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended April 30,
	2008	2007
Expected option term	.5 years	.5 years
Expected volatility factor	24%	33%
Risk-free interest rate	5.02%	5.11%
Expected annual dividend yield	0.5%	0.7%

The following table sets forth the stock option and restricted stock transactions from July 31, 2007 to April 30, 2008:

	Stock Options Outstanding				Unvested Restricted Stock		Unvested Performance Contingent Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2007	338,588	$47.55	4.15	$8,954	86,490	$46.54	—	$—

Granted	22,500	65.45			18,000	58.15	99,433	59.25
Exercised	(50,586)	40.62
Vesting of restricted stock					(16,874)	41.96	—	—
Cancelled/forfeited	(26,523)	54.85			(5,998)	43.51	(111)	58.85

Outstanding at April 30, 2008	283,979	49.53	4.00	2,792	81,618	50.28	99,322	59.25

Options vested or expected to vest at April 30, 2008 (1)	257,601	48.73	3.85	2,668

Options exercisable at April 30, 2008	140,586	44.02	3.92	1,908

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

On January 28, 2008, the Company’s stockholders approved a new share-based director compensation plan for the non-employee members of the Board named the “Analogic Corporation Non-Employee Director Stock Plan”. During the three and nine months ended April 30, 2008, 1,104 shares were granted under this plan.

The Analogic Corporation Non-Employee Director Stock Plan (the “Plan”) provides for an Annual Share Retainer to be granted to each participant on each February 1. The Annual Share Retainer for calendar year 2008 had a value of $35. The number of shares of Common Stock (the “Shares”) a participant will receive as a result of the Annual Share Retainer will be equal to the quotient determined by dividing the dollar value of the Annual Share Retainer by the fair market value of a share of Common Stock on February 1 of the relevant year. Under the Plan, the dollar value of the Annual Share Retainer may be adjusted from year to year as determined by the Board after review by and a recommendation from the Compensation Committee, subject to a maximum annual dollar amount of $70 per non-employee director. Participants are not required to pay any purchase price for this Annual Share Retainer. Each participant may elect to receive some or all of (i) his or her Annual Share Retainer for a given calendar year or (ii) his or her Annual Cash Retainer (which consists of the annual base cash compensation he or she receives for service on the Board and on any committees of the Board, and, if applicable, all other compensation received for service as Chairman of the Board and as a Committee Chairman) in the form of “Deferred Stock Units”, as elected by the participant no later than December 15 of the preceding calendar year. If Deferred Stock Units are elected, the number of units is determined by dividing the dollar value of the Annual Share Retainer and/or Annual Cash Retainer (or portion thereof being deferred) by the fair market value of a share of Common Stock on the date that the retainer otherwise would have been paid. The Deferred Stock Units are then assigned to a “Deferred Stock Unit Account” established

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

and maintained by the Company for each participant who receives Deferred Stock Units pursuant to the Plan. The value of the Deferred Stock Units credited to this account change in relation to changes in the value of a share of Common Stock. Additional Deferred Stock Units are credited to this account based on the value of dividend equivalents that are earned on Deferred Stock Units, and which will be equal to dividends that are paid on a corresponding number of shares of Common Stock. During the three and nine months ended April 30, 2008, approximately $245 of Annual Share Retainers and $13 of Annual Cash Retainers were deferred into approximately 4,065 Deferred Stock Units at a weighted average stock price of $63.35 per share. Dividend equivalents on these deferred stock units were deferred into approximately 7 Deferred Stock Units during the three and nine months ended April 30, 2008.

4. Business Combination

On April 14, 2008, the Company acquired all of the outstanding capital stock of Copley Controls Corporation (“Copley”). Copley is a leading supplier of gradient amplifiers for Magnetic Resonance Imaging (“MRI”) and precision motion control systems used in computer-controlled automation systems. This acquisition will enable the Company to expand its product offerings to its OEM customers, pursue new opportunities in Asia, and enhance its position as a leading provider of medical subsystems for MRI scanners. Copley’s growing and profitable motion control business provides additional opportunities and a new avenue of growth in the high-technology automation market.

The estimated purchase price, net of cash acquired, is approximately $74,380, which consists of $76,875 of cash paid upon closing, $711 of transaction costs, which primarily consisted of fees incurred by the Company for financial advisory, legal and accounting services, $787 for estimated working capital adjustment payments, of which $711 was paid prior to April 30, 2008, and a current estimate of $1,000 due to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes, net of cash acquired of $4,993. A reconciliation of the total estimated purchase price, net of cash acquired, is below:

Total cash paid upon closing	$76,875
Estimated transaction costs incurred by the Company	711

Total amounts paid upon or as part of closing	77,586
Estimated working capital adjustment payments	787
Estimated reimbursement of tax consequences	1,000

Total estimated purchase price	$79,373
Cash acquired	(4,993)

Total estimated purchase price, net of cash acquired	$74,380

The Company’s unaudited consolidated financial statements include the results of Copley from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following represents the preliminary allocation of the purchase price as of April 14, 2008:

Current assets		$35,686
Property, plant, and equipment		3,912
Goodwill		3,515
Intangible assets:
Developed technology (weighted-average useful life of 11 years)	11,426
Customer relationships (weighted-average useful life of 14 years)	25,358
Tradename (indefinite life)	7,225
Backlog (estimated useful life of 0.5 years)	2,085

Total intangible assets		46,094
Current liabilities		(9,834)

Total purchase price		$79,373

In determining the preliminary purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for Copley products and services. The fair value of developed technology and tradename intangible assets were based upon the relief from royalty approach while the customer relationship and backlog intangible assets were based on the income approach. The rate used to discount the estimated future net cash flows to their present values for each intangible asset was based upon a weighted average cost of capital ranging from 15.5% to 20.0%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Copley. The purchase price allocation is preliminary until management of the Company completes its valuation of the significant identifiable intangible assets acquired and the Company finalizes its personnel and idle facility restructuring plans for Copley.

The total weighted average amortization period for the intangible assets is approximately 12 years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based upon estimated cash flows generated from such assets. The goodwill is classified within the Company’s Medical Imaging Products segment.

In connection with the acquisition of Copley, the Company commenced integration activities which have resulted in recognizing $950 in liabilities for personnel related costs and $150 for idle facility space. The Company expects to pay the liabilities associated with the personnel related costs and idle facility space through the fiscal year ending July 31, 2009 (“fiscal year 2009”). No payments have been made as of April 30, 2008. Management is in the process of determining whether additional liabilities relating to personnel related costs or other contractual obligations are required to be recorded.

The following pro forma information gives effect to the acquisition of Copley as if the acquisition occurred at the beginning of each period for which pro forma results have been shown. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net revenue	$121,157	$105,630	$354,064	$307,699
Net income	4,989	5,846	18,051	6,061
Net income per share, basic	$0.38	$0.42	$1.37	$0.44
Net income per share, diluted	$0.37	$0.42	$1.36	$0.43

The pro forma results for the three months ended April 30, 2008 and 2007 include $1,043 and $1,598 of expenses related to the amortization of the backlog intangible asset and inventory fair value adjustment from the purchase accounting, respectively. The pro forma results for the nine months ended April 30, 2008 and 2007 include $2,085 and $1,598 of expenses related to amortization of the backlog intangible asset and inventory fair value adjustment from the purchase accounting, respectively. The backlog and inventory valuation adjustment will be completely amortized over 6 and 3 months, respectively, from the date of acquisition.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Asset impairment charges:

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

6. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	April 30, 2008	July 31, 2007
Inventories:
Raw materials	$47,568	$27,825
Work-in-process	19,258	13,499
Finished goods	14,792	13,089

	$81,618	$54,413

Accrued liabilities:
Accrued employee compensation and benefits	$15,627	$12,964
Accrued warranty	6,965	5,241
Other	6,655	8,365

	$29,247	$26,570

Advance payments and deferred revenue:
Deferred revenue	$8,076	$10,311
Ramp-up funds	419	454
Customer deposits	2,034	752

	$10,529	$11,517

The deferred revenue at July 31, 2007 includes $2,254 for a contract that had several undelivered elements as of July 31, 2007, of which the Company did not have fair value for one of the undelivered elements. The Company recognized approximately $2,148 of this deferred revenue with approximately $435 of related costs during the three and nine months ended April 30, 2008, as this one element without fair value was delivered in February 2008.

The inventories balance increase of $27,205 to $81,618 at April 30, 2008 from $54,413 at July 31, 2007 is due primarily to the acquisition of Copley, which accounted for $17,577. Also contributing to the increase was increased production volumes and foreign currency exchange.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Goodwill and other intangible assets:

The carrying amount of the goodwill at April 30, 2008 of $3,515 is from the acquisition of Copley completed on April 14, 2008.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and a trade name. The estimated useful lives for all of these intangible assets, excluding the trade name as it is considered to have an indefinite life, are 0.5 to 14 years.

Intangible assets at April 30, 2008 and July 31, 2007 consisted of the following:

	April 30, 2008			July 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$11,426	$46	$11,380	$—	$—	$—
Customer relationships	25,358	72	25,286	—	—	—
Tradename	7,225	—	7,225	—	—	—
Backlog	2,085	174	1,911	—	—	—
Intellectual Property	8,264	8,255	9	8,264	7,851	413

Total	$54,358	$8,547	$45,811	$8,264	$7,851	$413

Amortization expense related to acquired intangible assets was $301 and $414 for the three months ended April 30, 2008 and 2007, respectively, and $657 and $1,243 for the nine months ended April 30, 2008 and 2007, respectively. The estimated weighted average life of intangible assets is 12 years. The estimated future amortization expense related to current intangible assets in the current fiscal year and each of the four succeeding fiscal years is expected to be as follows:

2008 (Remaining three months)	$1,781
2009	3,787
2010	2,918
2011	2,918
2012	2,918

$14,322

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net income	$6,679	$6,998	$20,214	$7,058

Weighted average number of common shares outstanding-basic	13,222	13,874	13,162	13,862
Effect of dilutive securities:
Stock options and restricted stock	96	129	107	119

Weighted average number of common shares outstanding-diluted	13,318	14,003	13,269	13,981

Net income per share:
Basic	$0.51	$0.51	$1.54	$0.51

Diluted	$0.50	$0.50	$1.52	$0.50

Anti-dilutive shares related to outstanding stock options	80	13	76	71

9. Dividends:

The Company declared: a dividend of $.10 per share of Common Stock on September 24, 2007, which was paid on October 18, 2007 to stockholders of record on October 4, 2007; a dividend of $.10 per share of Common Stock on December 6, 2007, which was paid on January 2, 2008 to stockholders of record on December 18, 2007; a dividend of $0.10 per share of Common Stock on March 4, 2008, which was paid on April 1, 2008 to stockholders of record on March 18, 2008; and a dividend of $0.10 per share of Common Stock on June 3, 2008, which will be paid on July 1, 2008 to stockholders of record on June 17, 2008.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported in the Consolidated Statement of Stockholders’ Equity included in the Company’s Annual Report on Form 10-K as filed with the SEC. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net income	$6,679	$6,998	$20,214	$7,058

Other comprehensive income, net of taxes:

Pension adjustment, net of tax benefit of $1 for the three months ended April 30, 2008 and a tax provision of $14 for the nine months ended April 30, 2008.	1	—	(22)	—

Unrealized losses from marketable securities, net of tax benefits of $3 and $10 for the three and nine months ended April 30, 2007, respectively.	—	(4)	—	(14)

Foreign currency translation adjustment, net of tax benefit of $13 and $275 for the three months ended April 30, 2008 and 2007, respectively, and a tax provision of $295 and $46 for the the nine months ended April 30, 2008 and 2007, respectively.	3,028	2,884	7,997	3,712

Total comprehensive income	$9,708	$9,878	$28,189	$10,756

Accumulated other comprehensive income consisted of foreign currency translation gains (net of taxes) of $18,590 and $10,593 at April 30, 2008 and July 31, 2007, respectively, offset by a pension adjustment (net of taxes) of $390 and $368 at April 30, 2008 and July 31, 2007, respectively.

11. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of acquired business, were as follows:

	Nine Months Ended April 30,
	2008	2007
Accounts receivable	$3,519	$1,364
Inventories	(7,639)	(2,836)
Other assets	1,492	(3,976)
Accounts payable, trade	3,033	1,430
Accrued liabilities	(3,095)	(1,558)
Advance payments and deferred revenue	(1,967)	1,997
Accrued income taxes	2,678	3,800
Other liabilities	13	—

Net changes in operating assets and liabilities	$(1,966)	$221

Supplemental disclosure of non-cash investing activities were as follows:

In connection with the acquisition of Copley, the Company currently estimates that it will pay up to $1,000 to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes. The payment will be made within ten business days after Copley files its tax return for the tax period ended on the acquisition date of April 14, 2008. The Company also estimates that it will pay an additional $76 for estimated working capital adjustments 60 days after the closing of the acquisition, in addition to the $711 that has already been paid.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Taxes:

The Company’s effective income tax rates were provisions of 30.0% and 32.1% for the three and nine months ended April 30, 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three and nine months ended April 30, 2008, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States. During the three months ended April 30, 2008, the Company recognized discrete tax benefits of $351 resulting primarily from employees’ disqualifying dispositions of incentive stock options and currency gains on the capitalization of loans to a subsidiary located outside of the United States. For the nine months ended April 30, 2008, the Company recognized discrete net tax benefits of $406 resulting primarily from the change in tax rate on certain foreign deferred tax assets, the tax benefit from employees’ disqualifying dispositions of incentive stock options and currency gains on the capitalization of loans to a subsidiary located outside of the United States.

The Company’s effective income tax rates were provisions of 22.1% and 18.0% for the three and nine months ended April 30, 2007, respectively. For the three and nine months ended April 30, 2007, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Additionally, during the three and nine months ended April 30, 2007, the Company recognized discrete tax benefits of $298 and $663, respectively. The discrete benefit recognized during the three and nine months ended April 30, 2007 resulted primarily from employees’ disqualifying dispositions of incentive stock options and the reinstatement of the research and experimentation credit as of January 1, 2006.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, at the beginning of fiscal year 2008. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. As a result of the implementation of FIN No. 48, the Company recognized a net increase of $2,239 to the August 1, 2007 retained earnings balance, which consisted of a non-current other asset and accrued income taxes of $3,806 and $1,567, respectively. At the adoption date of August 1, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $17,585. The unrecognized tax benefits have increased to $18,336 at April 30, 2008 and if recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $18,336 would impact the Company’s effective tax rate.

Analogic and its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years ended through July 31, 2002. As of April 30, 2008, Analogic is under audit by the Internal Revenue Service for the fiscal years ended July 31, 2003 and 2004. It is not yet known when the audit will be completed. The Company also has an unresolved state tax audit currently under appeal. It is reasonably possible that a reduction in the unrecognized tax benefits may occur as a result of one or both of the matters concluding, but quantification of an estimated range cannot be made at this time.

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

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At the date of adoption of FIN No. 48 and at April 30, 2008, the Company had approximately $1,025 and $1,181, respectively, accrued for interest on unrecognized tax benefits.

The refundable and deferred tax assets at July 31, 2007 included U.S. Federal and State refund claims. The fiscal year 2004 federal net operating loss was carried back to offset the fiscal year 2002 and fiscal year 2003 Federal income tax returns and was expected to generate a refund of $4,918 at completion of the IRS audit discussed above by July 31, 2008. At April 30, 2008, the Company reclassified the $4,918 to non-current other assets as the expected completion of the IRS audit above has been delayed and, therefore, the $4,918 is not expected to be received before May 1, 2009.

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

The table below presents information about the Company’s reportable segments.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Revenues:
Medical technology products from external customers:
Medical imaging products (A)	$58,550	$46,789	$164,289	$138,615
Digital radiography products	8,693	3,497	19,326	12,217
B-K Medical	22,676	19,406	67,879	59,033

	89,919	69,692	251,494	209,865

Security technology products from external customers	10,731	11,924	36,942	30,446
Corporate and other	2,118	2,273	7,933	7,538

Total	$102,768	$83,889	$296,369	$247,849

Income (loss) before income taxes:
Medical technology products:
Medical imaging products (B)	$7,809	$7,821	$19,204	$20,065
Digital radiography products (C)	(1,342)	(3,525)	(5,408)	(21,816)
B-K Medical	974	923	4,940	3,304

	7,441	5,219	18,736	1,553

Security technology products:	856	607	3,534	(3,376)
Corporate and other	1,242	3,159	7,510	10,435

Total	$9,539	$8,985	$29,780	$8,612

	April 30, 2008	July 31, 2007
Identifiable assets:
Medical imaging products (D)	$147,061	$53,657
Digital radiography products	29,274	26,656
B-K Medical	98,883	86,266
Security technology products	15,570	18,434
Corporate and other (E)	215,589	274,128

Total	$506,377	$459,141

(A)	Includes Copley revenues of $3,153 for the three and nine months ended April 30, 2008.
(B)	Includes Copley loss before income taxes of $195 for the three and nine months ended April 30, 2008.
(C)	Includes asset impairment charges of $9,705 related to the Company’s digital radiography business for the nine months ended April 30, 2007.
(D)	Includes Copley assets of $90,734 at April 30, 2008. The Copley assets of $90,734 at April 30, 2008 include $45,802 of net intangible assets and $3,515 of goodwill.
(E)	Includes cash equivalents and marketable securities of $133,693 and $193,654 at April 30, 2008 and July 31, 2007, respectively.

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

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2008.

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

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Balance at the beginning of the period	$5,596	$5,589	$5,241	$4,777
Accrual	1,864	1,393	4,115	4,907
Acquired in acquisition of Copley	1,468	—	1,468	—
Settlements made in cash or in kind during the period	(1,963)	(1,432)	(3,859)	(4,134)

Balance at the end of the period	$6,965	$5,550	$6,965	$5,550

The Company currently has approximately $28,300 in revolving credit facilities with banks available for direct borrowings.

15. Investment in and advances to affiliated companies:

On January 30, 2008, the Company entered into a shares purchase agreement (the “Shares Purchase Agreement”) with Chonqing Anke Medical Equipment Co. (“CA”) pursuant to which the Company agreed to sell to CA 19.645% of its existing 44.645% equity interest in Shenzhen Anke High Tech Co. Ltd (“SAHCO”), located in the People’s Republic of China, for aggregate cash consideration of US $2,000. Upon conclusion of the transaction, Analogic will hold a 25% equity interest in SAHCO. The Company had previously determined that its investment in SAHCO was impaired; and in the three months ended January 31, 2006, the Company wrote off the residual net book value of its equity interest. The $2,000 of consideration will be recognized as a gain on investment in the period it is received.

Prior to fiscal year 2008, the Company determined that $275 in receivables due from SAHCO were not probable of being collected and as a result recorded bad debt expense of $275. In December 2007, the Company collected approximately $132 of the original receivable due from SAHCO and reduced the bad debt allowance by $132 during the nine months ended April 30, 2008. On January 30, 2008, in conjunction with the Shares Purchase Agreement, the Company and CA entered into a debt repayment agreement for the remaining outstanding receivable of $143 and an additional $500 due under a license agreement that the Company had not recorded as revenue in a prior period due to the uncertainty of it being collected. The $643 was received by the Company in February 2008 and the Company recorded a reduction to the bad debt allowance of $143 during the nine months ended April 30, 2008 and revenue of $500 during the three and nine months ended April 30, 2008, as revenue with SAHCO is recognized on a cash basis due to historical collectibility issues.

16. Subsequent events:

In May 2008, the Company notified approximately 40 employees in various departments of the organization that they would be terminated by July 31, 2008. The costs associated with these terminations, which include severance and personnel related costs, are estimated to range between $900 and $1,000, and will be recorded in the fourth quarter of fiscal year 2008.

On June 4, 2008, the Company announced a voluntary retirement program for all of its U.S. employees, under which the retirements are expected to be substantially completed by the end of the first quarter in fiscal year 2009. Employees to be eligible to participate in this program must meet certain defined criteria. The Company has estimated that total costs under this program, which will include severance and personnel related costs, will be approximately $6,000 if all eligible employees volunteer for this program. At this time, the Company cannot estimate the number of employees who will volunteer to participate in this program.

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

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. The periods ended April 30, 2008 and 2007 represent the third quarters of the 2008 and 2007 fiscal years, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

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

	Three Months Ended April 30,		Percentage Growth (Decline)
	2008	2007
Total net revenue	$102,768	$83,889	23%
Income from operations	7,669	6,117	25%
Net income	6,679	6,998	-5%
Diluted net income per share	0.50	0.50	0%

Although revenues increased $18,879, or 23%, to $102,768 for the three months ended April 30, 2008 from $83,889 for the three months ended April 30, 2007, and income from operations increased $1,552, or 25%, for the same periods, net income and diluted net income per share remained relatively consistent in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. The primary reasons for the net income and diluted net income per share remaining relatively consistent in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 despite substantial growth in revenues and operating profits were a decline in net interest income of $1,523 driven by lower interest rates and cash balances and an increase in the effective income tax rate of 7.9%.

On April 14, 2008, the Company acquired all of the outstanding capital stock of Copley Controls Corporation (“Copley”). The estimated purchase price, net of cash acquired, is approximately $74,380, which consists of $76,875 of cash paid upon closing, $711 of transaction costs, which primarily consisted of fees incurred by the Company for financial advisory, legal and accounting services, $787 for estimated working capital adjustment payments, of which $711 was paid prior to April 30, 2008, and a current estimate of $1,000 due to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes, net of cash acquired of $4,993. The purchase price allocation is preliminary until management of the Company completes its valuation of the significant identifiable intangible assets acquired and the Company finalizes its personnel and idle facility restructuring plans for Copley.

During the nine months ended April 30, 2008, the Compensation Committee of the Company’s Board of Directors granted target awards of 99,433 shares (the “2008—2010 award”) of performance contingent restricted stock under the Company’s 2007 Restricted Stock Plan, of which 111 shares have been forfeited. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle. During the three and nine months ended April 30, 2008, $439 and $635, respectively, of compensation expense was recognized for the 2008-2010 award based on the amount of shares deemed probable of vesting

On January 30, 2008, the Company entered into a shares purchase agreement (the “Shares Purchase Agreement”) with Chonqing Anke Medical Equipment Co. (“CA”) pursuant to which the Company agreed to sell to CA 19.645% of its existing 44.645% equity interest in Shenzhen Anke High Tech Co. Ltd (“SAHCO”), located in the People’s Republic of China, for aggregate cash consideration of US $2,000. Upon conclusion of the transaction, Analogic will hold a 25% equity interest in SAHCO. The Company had previously determined that its investment in SAHCO was impaired; and in the three months ended January 31, 2006, the Company wrote off the residual net book value of its equity interest. The $2,000 of consideration will be recognized as a gain on investment in the period it is received.

Prior to fiscal year 2008, the Company determined that $275 in receivables due from SAHCO were not probable of being collected and as a result recorded bad debt expense of $275. In December 2007, the Company collected approximately $132 of the original receivable due from SAHCO and reduced the bad debt allowance by $132 during the nine months ended April 30, 2008. On January 30, 2008, in conjunction with the Shares Purchase Agreement, the Company and CA entered into a debt repayment agreement for the remaining outstanding receivable of $143 and an additional $500 due under a license agreement that the Company had not recorded as revenue in a prior period due to the uncertainty of it being collected. The $643 was received by the Company in February 2008 and the Company recorded a reduction to the bad debt allowance of $143 during the nine months ended April 30, 2008 and revenue of $500 during the three and nine months ended April 30, 2008, as revenue with SAHCO is recognized on a cash basis due to historical collectibility issues.

In May 2008, the Company notified approximately 40 employees in various departments of the organization that they would be terminated by July 31, 2008. The costs associated with these terminations, which include severance and personnel related costs, are estimated to range between $900 and $1,000, and will be recorded in the fourth quarter of fiscal year 2008.

On June 4, 2008, the Company announced a voluntary retirement program for all of its U.S. employees, under which the retirements are expected to be substantially completed by the end of the first quarter in fiscal year 2009. Employees to be eligible to participate in this program must meet certain defined criteria. The Company has estimated that total costs under this program, which will include severance and personnel related costs, will be approximately $6,000 if all eligible employees volunteer for this program. At this time, the Company cannot estimate the number of employees who will volunteer to participate in this program.

Results of Operations

Three Months Ended April 30, 2008 vs. Three Months Ended April 30, 2007

Net Revenue and Gross Margin

Net revenue and gross margin for the three months ended April 30, 2008 as compared with the three months ended April 30, 2007 are summarized in the tables below.

Product Revenue and Gross Margin

	Three Months Ended April 30,		Percentage Growth
	2008	2007
Product revenue	$98,167	$76,541	28%
Gross margin	37,642	30,172	25%
Gross margin %	38.3%	39.4%

Product revenue for the three months ended April 30, 2008 increased $21,626, or 28%, over the three months ended April 30, 2007 due primarily to increases in product revenue from Medical Imaging Products, Digital Radiography Products, and B-K Medical as follows:

•

Medical Imaging Product revenue increased $12,827, or 29%, due primarily to shipments of newly developed data management systems to an OEM customer, the development of which were not completed by the Company until the fourth quarter of fiscal year 2007, and strong demand for ultrasound transducers. Also contributing to the increase in revenue was $2,148 of revenue recognized under a contract with a customer in the three months ended April 30, 2008 that was deferred in prior periods because of one element without fair value that was not delivered until February 2008.

•

Digital Radiography Product revenue increased $4,842, or 138%, due primarily to shipments of a newly developed mammography detector to an OEM customer, the development of which was not completed by the Company until the fourth quarter of fiscal year 2007.

•	B-K Medical product revenue increased $3,270, or 17%, due primarily to the foreign currency exchange rate, which accounted for approximately $2,034, or 62%, of such increase.

Product gross margin decreased to 38.3% for the three months ended April 30, 2008 as compared with 39.4% for the three months ended April 30, 2007 due primarily to a decline in margin in Medical Imaging Products resulting from product mix, product yields, and price reductions. This decrease was partially offset by $1,713 of gross margin on $2,148 of revenue recognized in the three months ended April 30, 2008 primarily on Medical Imaging Products inventory that was written down to no value in a prior fiscal year.

Engineering Revenue and Gross Margin

	Three Months Ended April 30,		Percentage Decline
	2008	2007
Engineering revenue	$2,483	$5,075	-51%
Gross margin	265	2,087	-87%
Gross margin %	10.7%	41.1%

Engineering revenue for the three months ended April 30, 2008 decreased $2,592, or 51%, from the three months ended April 30, 2007. In addition, engineering gross margin for the three months ended April 30, 2008 declined $1,822, or 87%, to $265 from a gross margin of $2,087 for the three months ended April 30, 2007. The decreases in both revenue and gross margin were due primarily to particularly strong, high margin engineering revenue activity in the three months ended April 30, 2007. During the three months ended April 30, 2007, the Company recognized $1,893 of revenue and margin resulting from contract amendments received for certain funded Medical Imaging and Security Technology Product projects where spending had been expensed in prior periods due to the uncertainty of their recovery. Additionally, during the three months ended April 30, 2007, the Company completed work on a Security Technology Product project, which was accounted for under the completed contract method, resulting in the recognition of $1,258 of revenue and $793 of gross margin.

Other Revenue

Other revenue of $2,118 and $2,273 for the three months ended April 30, 2008 and 2007, respectively, represents revenue from the hotel operations. The decrease was due primarily to lower occupancy rates.

Operating Expenses

	Three Months Ended April 30,		Percentage of Revenue
	2008	2007	2008	2007
Research and product development	$12,363	$11,511	12.0%	13.7%
Selling and marketing	8,422	6,948	8.2%	8.3%
General and administrative	9,878	8,201	9.6%	9.8%

	$30,663	$26,660	29.8%	31.8%

Research and product development expenses increased $852 for the three months ended April 30, 2008 from the three months ended April 30, 2007. The increase in expenses was due primarily to reduced customer funding of engineering development projects for Medical Imaging Products and Security Technology Products in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007.

Selling and marketing expenses increased $1,474 for the three months ended April 30, 2008 over the three months ended April 30, 2007. The increase was due primarily to the strengthening of European currency exchange rates which had the effect of increasing expenses for B-K Medical by $926. Other spending increases included consulting, travel, and lease costs.

General and administrative expenses increased $1,677 for the three months ended April 30, 2008 over the three months ended April 30, 2007. The increase was due primarily to increases in share-based compensation expense and director fees of $472 and $386, respectively. Also, contributing to the increase was the foreign currency exchange rate for B-K Medical, which accounted for an increase of $247, and increases in bonus, profit sharing, and audit related costs.

Other (Income) Expense

Net interest income was $1,640 for the three months ended April 30, 2008 compared to $3,163 for the three months ended April 30, 2007. The decrease was due primarily to lower effective interest rates as well as lower invested cash balances due primarily to the Company’s $60,000 Common Stock repurchase in the fourth quarter of fiscal year 2007. During the three months ended April 30, 2008, interest rate reductions primarily in the U.S. capital markets resulted in a significant decline in returns on invested cash, cash equivalents and marketable securities. At April 30, 2008, cash, cash equivalents and marketable securities totaled $176,011 as compared to $273,755 at April 30, 2007.

During the three months ended April 30, 2007, the Company recorded an equity loss of $456 in its unconsolidated affiliate, PhotoDetection Systems, Inc. (“PDS”), in which it has a 43.8 % equity interest, due to losses at PDS during that period.

Net other income was $230 and $161 for the three months ended April 30, 2008 and 2007, respectively. Other income in the three months ended April 30, 2008 and 2007 consisted primarily of foreign currency exchange gains realized by the Company’s Canadian and Danish subsidiaries.

Provision for Income Taxes

The Company’s effective income tax rates were provisions of 30.0% and 22.1% for the three months ended April 30, 2008 and 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three months ended April 30, 2008 and 2007, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States. During the three months ended April 30, 2008, the Company recognized discrete tax benefits of $351 resulting primarily from employees’ disqualifying dispositions of qualified incentive stock options and currency gains on the capitalization of loans to a subsidiary located outside of the United States. During the three months ended April 30, 2007, the Company recognized discrete tax benefits of $298, which resulted primarily from employees’ disqualifying dispositions of qualified incentive stock options and the reinstatement of the research and experimentation credit as of January 1, 2006.

Net Income and Diluted Net Income per Share

Net income and diluted net income per share for the three months ended April 30, 2008 and 2007 were as follows:

	Three Months Ended April 30,
	2008	2007
Net income	$6,679	$6,998
% of net revenue	6.5%	8.3%
Diluted net income per share	$0.50	$0.50

Net income was $6,679 for the three months ended April 30, 2008 compared to $6,998 for the three months ended April 30, 2007. Basic and diluted net income per share was $0.51 and $0.50, respectively, for the three months ended April 30, 2008 and 2007. Although revenues increased $18,879, or 23%, to $102,768 for the three months ended April 30, 2008 from $83,889 for the three months ended April 30, 2007, and income from operations increased $1,552, or 25%, for the same periods, net income and diluted net income per share remained relatively consistent in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. The primary reasons for the net income and diluted net income per share remaining relatively consistent in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 despite substantial growth in revenues and operating profits were a decline in net interest income of $1,523 driven by lower interest rates and cash balances and an increase in the effective income tax rate of 7.9%.

Nine Months Ended April 30, 2008 vs. Nine Months Ended April 30, 2007

Net Revenue and Gross Margin

Net revenue and gross margin for the nine months ended April 30, 2008 as compared with the nine months ended April 30, 2007 are summarized in the tables below.

Product Revenue and Gross Margin

	Nine Months Ended April 30,		Percentage Growth
	2008	2007
Product revenue	$277,709	$229,851	21%
Gross margin	107,960	79,582	36%
Gross margin %	38.9%	34.6%

Product revenue for the nine months ended April 30, 2008 increased $47,858, or 21%, over the nine months ended April 30, 2007 due primarily to an increase in product revenue from Medical Imaging Products, Digital Radiography Products, B-K Medical, and Security Technology Products, as follows:

•

Medical Imaging Product revenue increased $25,267, or 19%, due primarily to shipments of newly developed data management systems to an OEM customer, the development of which were not completed by the Company until the fourth quarter of fiscal year 2007. Also contributing to the increase in revenue for Medical Imaging Products was continued strong demand for data acquisition systems and the acquisition of Copley in the third quarter of fiscal year 2008, which accounted for $3,153 in the three months ended April 30, 2008.

•

Digital Radiography Product revenue increased $6,191, or 51%, due primarily to shipments of a newly developed mammography detector to an OEM customer, the development of which was not completed by the Company until the fourth quarter of fiscal year 2007.

•	B-K Medical product revenue increased $8,846, or 15%, due primarily to the foreign currency exchange rate, which accounted for $5,114, or 58%, of such increase.

•

Security Technology Product revenue increased $7,554, or 30%, due primarily to an increase in EXACT system sales to 48 units for the nine months ended April 30, 2008 from 37 units for the nine months ended April 30, 2007.

Product gross margin increased to 38.9% for the nine months ended April 30, 2008 as compared with 34.6% for the nine months ended April 30, 2007. The increase was due primarily to increased sales volume of $25,267 in the nine months ended April 30, 2008 as compared to the nine months ended April 30, 2007 for Medical Imaging Products, an asset impairment charge $8,625 related to the write-down of assets in the digital radiography systems business in the nine months ended April 30, 2007, and improved product margins at B-K Medical due to a higher mix of sales through distribution channels that provide higher margins. Also contributing to the increase in the gross margin was an increase in manufacturing efficiency of Security Technology Products due to higher production volumes and a reduction of manufacturing employees during the fourth quarter of fiscal year 2007.

Engineering Revenue and Gross Margin

	Nine Months Ended April 30,		Percentage Growth (Decline)
	2008	2007
Engineering revenue	$10,727	$10,460	3%
Gross margin	(67)	1,174	-106%
Gross margin %	-0.6%	11.2%

Engineering revenue for the nine months ended April 30, 2008 increased $267, or 3%, from the nine months ended April 30, 2007. The increase was primarily due to increases of $918 and $407 for Digital Radiography Products and Medical Imaging Products, respectively, which were partially offset by a decrease of $1,058 for Security Technology Products. The increase in Digital Radiography Products is due to a new contract with an OEM customer that began in fiscal year 2008. The increase in Medical Imaging Products was due primarily to an increase in the number of customer funded projects for Computed Tomography subsystems. The decrease of $1,058 for Security Technology Products is due to fewer customer funded projects worked on in the nine months ended April 30, 2008 as compared to the nine months ended April 30, 2007.

The negative engineering gross margin for the nine months ended April 30, 2008 was $67 as compared to a gross margin of $1,174 for the nine months ended April 30, 2007, a decline of $1,241, or 106%. The decrease was due primarily to the gross margin of $1,812 on two Security Technology Products projects during the nine months ended April 30, 2007. Also contributing to the decrease was the Company completing work on a Security Technology Products project that resulted in gross margin of $793 under the completed contract method during the three months ended April 30, 2007. These gross margins in the nine months ended April 30, 2007 were partially offset by costs in excess of contract revenues for Medical Imaging Products projects of $1,663.

Other Revenue

Other revenue of $7,933 and $7,538 for the nine months ended April 30, 2008 and 2007, respectively, represents revenue from the hotel operations. The increase was primarily due to higher occupancy and room rates.

Operating Expenses

	Nine Months Ended April 30,		Percentage of Revenue
	2008	2007	2008	2007
Research and product development	$35,403	$35,769	11.9%	14.4%
Selling and marketing	24,209	21,444	8.2%	8.7%
General and administrative	29,014	25,691	9.8%	10.4%
Asset impairment charges	—	1,080	0.0%	0.4%

	$88,626	$83,984	29.9%	33.9%

Research and product development expenses decreased $366 for the nine months ended April 30, 2008 from the nine months ended April 30, 2007. The decrease was due primarily to an increase in capitalization costs for software development projects of $692, a reduction in the headcount of Security Technology Products engineers at April 30, 2008 as compared to April 30, 2007, and a decline in spending for engineering development materials. These decreases were partially offset by an increase in bonus and profit sharing costs of $705.

Selling and marketing expenses increased $2,765 for the nine months ended April 30, 2008 over the nine months ended April 30, 2007. The increase was due primarily to an increase from the foreign currency exchange rate for B-K Medical, which accounted for an increase of $2,240, as well as an increase in bonus costs and sales commissions cost at B-K Medical. These increases were partially offset by a reduction of $921 in Digital Radiography Products due to Anexa ceasing selling and marketing efforts of its products in the first quarter of fiscal year 2008.

General and administrative expenses increased $3,323 for the nine months ended April 30, 2008 over the nine months ended April 30, 2007. The increase was due primarily to increases in bonus and profit sharing costs, share-based compensation expense, and executive transition costs of $1,877, $1,179, and $516, respectively. Also contributing to the increase was the foreign currency exchange rate for B-K Medical, which accounted for an increase of $537. These increases were partially offset by decreases in audit related costs of $165 and receivable collections of $275 from SAHCO that were reserved for in the allowance for doubtful accounts in a prior period.

Asset impairment charges were $1,080 for the nine months ended April 30, 2007 and related to the write-down of assets in the Company’s digital radiography systems business. The asset impairment charges of $1,080 included $696 of capitalized software still in development and $384 of other assets.

Other (Income) Expense

Net interest income was $6,827 for the nine months ended April 30, 2008 compared to $9,532 for the nine months ended April 30, 2007. The decrease was due primarily to lower invested cash balances and lower effective interest rates due primarily to the Company’s $60,000 Common Stock repurchase in the fourth quarter of fiscal year 2007.

During the nine months ended April 30, 2007, the Company recorded an equity loss in unconsolidated affiliates of $587 related to losses at PDS during that period.

Net other income was $1,090 and $194 for the nine months ended April 30, 2008 and 2007, respectively. Other income in the nine months ended April 30, 2008 consisted primarily of $555 the Company received from its insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to the Company’s sale of Camtronics Medical Systems, Ltd. in November 2005. Other income for the nine months ended April 30, 2007 consisted primarily of a gain of $205 from the sale of AnaSky Limited assets. The other income in the nine months ended April 30, 2008 also included foreign currency exchange gains realized by the Company’s Canadian and Danish subsidiaries, while the nine months ended April 30, 2007 included foreign currency exchange losses, as the U.S. dollar weakened against foreign currencies.

Provision for Income Taxes

The Company’s effective income tax rates were provisions of 32.1% and 18.0% for the nine months ended April 30, 2008 and 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits, or other tax contingencies. For the nine months ended April 30, 2008 and 2007, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States. During the nine months ended April 30, 2008, the Company recognized discrete tax benefits of $406 resulting primarily from the change in tax rate on certain foreign deferred tax assets, the tax benefit from employees’ disqualifying dispositions of qualified incentive stock options, and currency gains on the capitalization of loans to a subsidiary located outside of the United States. During the nine months ended April 30, 2007, the Company recognized discrete net tax benefits of $663 resulting primarily from employees’ disqualifying dispositions of qualified incentive stock options and the reinstatement of the research and experimentation credit as of January 1, 2006.

Net Income and Diluted Net Income per Share

Net income and diluted net income per share for the nine months ended April 30, 2008 and 2007 were as follows:

	Nine Months Ended April 30,
	2008	2007
Net income	$20,214	$7,058
% of net revenue	6.8%	2.8%
Diluted net income per share	$1.52	$0.50

Net income was $20,214 for the nine months ended April 30, 2008 compared to $7,058 for the nine months ended April 30, 2007. Basic and diluted net income per share were $1.54 and $1.52, respectively, for the nine months ended April 30, 2008 as compared to basic and diluted net income per share of $0.51 and $0.50, respectively, for the nine months ended April 30, 2007. The increase in net income as well as basic and diluted net income per share for the nine months ended April 30, 2008 as compared to the nine months ended April 30, 2007 was due primarily to asset impairment charges on a pre-tax basis of $9,705 related to the write-down of the Company’s digital radiography systems business in the nine months ended April 30, 2007. Also contributing to the increase was improved product gross margin due to higher sales volumes in Medical Imaging Products, which was offset by an increase in operating expenses due to increased bonus and profit sharing costs as well as share-based compensation expense.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $176,011 and $228,545 at April 30, 2008 and July 31, 2007, respectively. Working capital was $272,673 and $300,114 at April 30, 2008 and July 31, 2007, respectively. The Company’s balance sheet reflected a decrease in the current ratio to 4.7 to 1 at April 30, 2008 as compared to 5.6 to 1 at July 31, 2007, due primarily to the acquisition of Copley during the third quarter of fiscal year 2008 for an estimated purchase price, net of cash acquired, of $74,380.

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

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2008, due to the short maturities of these instruments.

Cash equivalents totaled $156,134 at April 30, 2008 and consisted entirely of highly liquid investments with maturities of three months or less from the time of purchase. Held-to-maturity marketable securities having maturities from the time of purchase in excess of three months totaled $19,877 at April 30, 2008 and are stated at amortized cost, which approximates fair value.

Net cash provided by operating activities was $32,237 and $23,693 for the nine months ended April 30, 2008 and 2007, respectively. The cash flows generated from operating activities for the nine months ended April 30, 2008 were due primarily to net income of $20,214, depreciation and amortization of $9,988, share-based compensation expense of $2,291, and a decrease in deferred income taxes of $2,625, partially offset by a net change in operating assets and liabilities, net of acquired business of $1,966. The net change in operating assets and liabilities, net of acquired business, for the nine months ended April 30, 2008 was due primarily to an increase in inventories of $7,639 and decreases in accrued liabilities and advanced payments and deferred revenue of $3,095 and $1,967, respectively, partially offset by a decrease in accounts receivable of $3,519, an increase in accounts payable of $3,033, and an increase in accrued income taxes of $2,678.

The decrease in deferred income taxes of $2,625 was due primarily to the disposal of assets impaired in a prior period.

The increase in inventories during the nine months ended April 30, 2008 of $7,639 was due primarily to the foreign currency exchange rate fluctuation for B-K Medical and increased production volumes.

The decrease in accrued liabilities during the nine months ended April 30, 2008 of $3,095 was due primarily to severance and sales tax payments as well as a decline in loss accruals for engineering project loss accruals, accrued payroll costs, accrued profit sharing costs. The decrease in advance payments and deferred revenue during the nine months ended April 30, 2008 of $1,967 was due primarily to the recognition of approximately $2,148 in revenue, which was deferred as of July 31, 2007, as the final element of a contract without fair value was delivered in February 2008. The decrease in accounts receivable during the nine months ended April 30, 2008 of $3,519 was due primarily to collections in the U.S.

The increase in accounts payable of $3,033 was due primarily to the timing of vendor payments. The increase in accrued income taxes during the nine months ended April 30, 2008 was due primarily to an increase in the tax provision, which has not yet been paid to the tax authorities.

Net cash used for investing activities was $102,185 and $3,303 in the nine months ended April 30, 2008 and 2007, respectively. The cash used for investing activities in the nine months ended April 30, 2008 was due primarily to the purchase of short-term held-to-maturity marketable securities, the acquisition of Copley, net of cash acquired, and capital expenditures of $103,485, $73,304, and $9,712, respectively, partially offset by the maturities of available-for-sale and held-to-maturity marketable securities of $85,608.

Net cash used for financing activities was $1,440 and $1,794 in the nine months ended April 30, 2008 and 2007, respectively. Net cash used for financing activities in the nine months ended April 30, 2008 consisted of $3,996 for dividends paid to stockholders which was partially offset by cash received from the issuance of stock pursuant to the Company’s employee stock option, employee stock purchase, and non-employee director stock plans of $2,310.

The Company believes that its balances of cash and cash equivalents, marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.

Commitments, Contractual Obligation and Off-Balance Sheets Arrangements

The Company’s contractual obligations at April 30, 2008, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$10,886	$3,180	$4,950	$1,718	$1,038
Purchasing obligations	52,622	48,207	4,415	—	—

	$63,508	$51,387	$9,365	$1,718	$1,038

As of April 30, 2008, the total liabilities associated with uncertain tax positions under FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, were $7,542 and included in “Other non-current liabilities,” as a result of the Company’s adoption of FIN No. 48. Due to the complexity associated with the Company’s tax uncertainties, it cannot make a reasonably reliable estimate of the period in which it expects to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

The Company currently has approximately $28,300 in revolving credit facilities with various banks available for direct borrowings. As of April 30, 2008, there were no direct borrowings, commitments, contractual obligations, or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. Except for the addition of the treatment of acquisitions and changes in valuation of long-lived assets, the Company continues to have the same critical accounting policies and estimates as are described in Item 7, beginning on page 32, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2007. Those policies and estimates relate to: revenue recognition and accounts receivable; share-based compensation; inventories; concentration of credit risk; warranty reserve; investments in and advances to affiliated companies; intangible assets and other long-lived assets; and income taxes. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these estimates and judgments require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate.

During the third quarter of fiscal year 2008, the Company acquired all of the outstanding capital stock of Copley. The Company applied the purchase accounting method to account for the business combination, which requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill. In addition, as described in Note 4 to the Company’s consolidated financial statements included in this Form 10-Q, values were assigned to intangible assets for patented and unpatented technologies and customer contracts and related relationships. For those assets with finite lives, useful lives were assigned to those intangibles and they will be amortized over their remaining life. The Company will review the intangible assets and their related useful lives as events or changes in circumstances indicate the carrying value of those assets may not be recoverable. The Company may conduct more frequent impairment assessments if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products.

An impairment results if the carrying value of the asset exceeds the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset. The amount of the impairment would be determined by comparing the carrying value to the fair value of the asset. Fair value is generally determined by calculating the present value of the estimated future cash flows using an appropriate discount rate. The projection of the future cash flows and the selection of a discount rate require significant management judgment. The key variables that management must estimate include sales volume, prices, inflation, product costs, capital expenditures, and sales and marketing costs. For developed technology (patents and other technology) that have not been deployed, the Company also must estimate the likelihood of both pursuing a particular strategy and the level of expected market adoption.

The Company will perform annual reviews in its first quarter of each fiscal year for impairment of goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill may be considered to be impaired if the Company determines that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. Assessing the impairment of goodwill requires the Company to make assumptions and judgments regarding the fair value of the net assets of its reporting units. The Company estimates the fair value of its reporting units using a combination of valuation techniques, including discounted cash flows and cash earnings multiples, and compares the values to its estimated overall market capitalization.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. In February 2008, the FASB issued a Staff Position that has (1) partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS No. 157. The Company is currently evaluating the potential impact of the adoption of SFAS No. 157 on its consolidated financial position, results of operations, and cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be the Company’s fiscal year ending July 31, 2010. An entity may not apply it before that date. The provisions of SFAS No. 141(R) will only impact the Company if the Company is a party to a business combination after July 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning August 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will have no effect on the Company’s consolidated financial position since it does not have any derivative instruments or hedging activity.

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

The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as held to maturity. Cash and cash equivalents not required for working capital purposes are placed in short-term investments of government agency discounted notes. Total interest income for the three and nine months ended April 30, 2008 was $1,618 and $6,844, respectively. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2008, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal controls over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company had four customers, as set forth in the table below, who individually accounted for 10% or more of the Company’s net product and engineering revenue during the three or nine months ended April 30, 2008 or 2007.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2008		2007	2008		2007
Customer 1	15%		16%	18%		18%
Customer 2	10%		13%	11%		11%
Customer 3	(	*)	10%	(	*)	(	*)
Customer 4	(	*)	10%	(	*)	(	*)

Note (*): Net product and engineering revenue were less than 10% during this period.

The Company’s ten largest customers as a group accounted for 67% and 69% of the Company’s net product and engineering revenue for the three months ended April 30, 2008 and 2007, respectively, and 68% and 68% for the nine months ended April 30, 2008 and 2007, respectively. One customer, which accounted for less than 10% of net product and engineering revenue for the three and nine months ended April 30, 2008 and 2007, accounted for 16% of net accounts receivable at April 30, 2008.

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

The Company’s business operates primarily within two major markets within the electronics industry, Medical Technology Products and Security Technology Products, which are subject to rapid technological change, pricing, and margin pressure. These markets have historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices, and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase or use of medical and security-related capital equipment could also affect the Company’s sales. The Company’s customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the Company’s industry in general, or any of its major customers in particular, might adversely affect its operating results. The Company’s other businesses are subject to the same or greater technological and cyclical pressures.

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

On April 14, 2008, the Company acquired Copley, and as part of the Company’s business strategy, the Company might consummate additional acquisitions or business combinations. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of the Company’s ongoing business and distraction of management, expenses related to the acquisition, and potential unknown or underestimated liabilities associated with acquired businesses. If the Company does not successfully complete acquisitions that it pursues in the future, it could incur substantial expenses and devote significant management time and resources without generating any benefit to the Company. In addition, substantial portions of the Company’s available cash might be utilized as consideration for these acquisitions.

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

The Company markets and sells products in international markets, and has established offices and subsidiaries in Denmark, Germany, Italy, and Canada. Revenues from international operations accounted for 23% and 18% of total revenues for the three months ended April 30, 2008 and 2007, respectively, and 21% and 20% for the nine months ended April 30, 2008 and 2007, respectively. From its U.S. operations, the Company also ships directly to customers in Europe and Asia, for which shipments accounted for 31% and 24% of total revenues for the three months ended April 30, 2008 and 2007, respectively, and 32% and 28% for the nine months ended April 30, 2008 and 2007, respectively. There are inherent risks in transacting business internationally, including:

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

The following table contains information about purchases by the Company of its equity securities during the three months ended April 30, 2008. All of the shares shown as purchased in the table below were surrendered by employees of the Company in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of the Company’s Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
2/1/08-2/29/08	—	$—	—	$—
3/1/08-3/31/08	1,090	65.43	—	—
4/1/08-4/30/08	—	—	—	—

Total	1,090	$65.43	—	$—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of the Company’s Common Stock on the NASDAQ Global Select Market on the vesting date.

Item 5.	Other Information

On June 4, 2008, the Company announced a voluntary retirement program for all of its U.S. employees, under which the retirements are expected to be substantially completed by the end of the first quarter of fiscal year 2009. Employees to be eligible to participate in this program must meet certain defined criteria. The Company is also offering this program to certain employees who were notified in May 2008 that they would be terminated by July 31, 2008 since these employees would have been eligible to participate in this voluntary retirement program. The Company has estimated the total costs under this program, which will include severance and personnel related costs, to be approximately $6.0 million if all eligible employees volunteer for the program. At this time, the Company cannot estimate the number of employees who will volunteer for this program. Total costs for the other employee terminations during the fourth quarter ended July 31, 2008 are estimated to range between $900 and $1,000 and will be recorded in the fourth quarter of fiscal year 2008.

Item 6.	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of March 5, 2008, by and among Analogic Corporation, Canton Merger Corporation, Copley Controls Corporation (“Copley”), the Principal Shareholders of Copley named therein, the Additional Shareholders of Copley named therein and Matthew Lorber, as the Securityholders’ Representative (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Analogic Corporation on March 6, 2008)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: June 9, 2008	/s/ James W. Green
James W. Green
President and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2008	/s/ John J. Millerick
John J. Millerick
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of March 5, 2008, by and among Analogic Corporation, Canton Merger Corporation, Copley Controls Corporation (“Copley”), the Principal Shareholders of Copley named therein, the Additional Shareholders of Copley named therein and Matthew Lorber, as the Securityholders’ Representative (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Analogic Corporation on March 6, 2008)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended