Form 10-K
period 2008-07-31
ANALOGIC CORP
filed 2008-09-29
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008	Commission file number 0-6715

Analogic Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2454372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Centennial Drive, Peabody, Massachusetts	01960
(Address of principal executive offices)	(Zip Code)

(978) 326-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.05 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant in not required to file report pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant at January 31, 2008 was approximately $790,634,211. As of September 15, 2008, there were 13,448,833 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2009 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Developments During Fiscal Year 2008

All dollar amounts in this Item 1 are in thousands except per share data.

Total revenues of Analogic Corporation (hereinafter, together with its subsidiaries, referred to as “Analogic” or the “Company”) for the fiscal year ended July 31, 2008 (“fiscal year 2008”), were $413,509 as compared to $340,782 for the fiscal year ended July 31, 2007 (“fiscal year 2007”). Net income for fiscal year 2008 was $23,486, or $1.77 per diluted share, as compared to $15,380, or $1.10 per diluted share, for fiscal year 2007. Net income in fiscal year 2008 included $2,000 of income before taxes on the sale of 20% of the Company’s 45% equity interest (for a remaining interest of 25%) in Shenzhen Anke High Tech Co., Ltd (“SAHCO”). Net income in fiscal year 2007 included income before taxes on the sale of the Company’s 17% ownership interest in Bio-Imaging Research, Inc. (“BIR”) and related dividend income totaling $4,036.

On January 30, 2008, the Company entered into a shares purchase agreement (the “Shares Purchase Agreement”) with Chonqing Anke Medical Equipment Co. (“CA”) pursuant to which the Company agreed to sell to CA 20% of its existing 45% equity interest in SAHCO, located in the People’s Republic of China, for aggregate cash consideration of US $2,000. Upon conclusion of the transaction in July 2008, Analogic held a 25% equity interest in SAHCO. The Company had previously determined that its investment in SAHCO was impaired; and in the fiscal year ended July 31, 2006 (“fiscal year 2006”), the Company wrote off the residual net book value of its equity interest. The Company recognized a $2,000 gain on investment in fiscal year 2008 when it was received in July 2008.

On April 14, 2008, the Company acquired all of the outstanding capital stock of Copley Controls Corporation (“Copley”). Copley is a leading supplier of gradient amplifiers for Magnetic Resonance Imaging (“MRI”) and precision motion control systems used in computer-controlled automation systems. This acquisition will enable the Company to expand its product offerings to its Original Equipment Manufacturers (“OEMs”) customers, pursue new opportunities in Asia, and enhance its position as a leading provider of medical subsystems for MRI scanners. Copley’s growing and profitable motion control business provides additional opportunities and a new avenue of growth in the high-technology automation market. The estimated purchase price, net of cash acquired, was approximately $74,682, which consisted of $76,875 of cash paid upon closing, $734 of transaction costs, which primarily consisted of fees incurred by the Company for financial advisory, legal and accounting services, $1,066 for estimated working capital adjustment payments, of which the entire amount was paid prior to July 31, 2008, and a current estimate of $1,000 due to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes, net of cash acquired of $4,993.

In May 2008, the Company notified approximately 32 employees in various departments of the organization that they would be terminated by July 31, 2008. The costs associated with these terminations, which included severance and personnel related costs, was $597 and recorded as a restructuring cost in fiscal year 2008.

On June 4, 2008, the Company announced a voluntary retirement program for all of its U.S. employees, under which the retirements are expected to be substantially completed by September 30, 2008. The total costs for the 52 employees who participated in the program, including severance and personnel related costs, was approximately $3,419 and recorded as a voluntary retirement cost during fiscal year 2008. As part of this program, Edmund F. Becker, Jr., the former Executive Vice President and Chief Operating Officer of the Company, voluntarily retired from employment with the Company on July 31, 2008.

Description of Business

Analogic was incorporated in the Commonwealth of Massachusetts in November 1967. Analogic is a leading designer and manufacturer of advanced health and security systems and subsystems sold primarily to

OEMs. The Company is recognized worldwide for advancing state-of-the-art technology in the areas of Automatic Explosives Detection Systems (“EDS”), Computed Tomography (“CT”), Digital Radiography (“DR”), Ultrasound, MRI, Patient Monitoring, and Advanced Signal Processing. Analogic’s OEM customers incorporate Analogic’s state-of-the-art products into systems used in health and security applications. One of Analogic’s subsidiaries sells products under its own name directly to niche clinical ultrasound end-user markets.

Analogic conceives, designs, manufactures, and sells standard and customized high-precision data acquisition, and signal and image-processing-based medical and security systems and subsystems. For decades, Analogic has been a leader in the application of precision analog-to-digital (“A/D”) and digital-to-analog (“D/A”) conversion technology. This technology involves the conversion of continuously varying electrical signals in analog form, such as those representing temperature, pressure, voltage, weight, velocity, and ultrasound and X-ray intensity, into and from the digital form required by medical imaging, security imaging, monitoring, and other data processing equipment, as well as in subsystems and systems based on such technology.

In addition to precision measurement, many of Analogic’s products perform very high-speed, complex calculations on the data being analyzed. Thus, Analogic’s products are an integral part of the communications links between various analog sensors, detectors, or transducers, and the people or systems that interpret or utilize this information.

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of X-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, orthopedic, and general radiology applications; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced explosives detection and weapon-and-threat detection systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income. In August 2007, the Company notified customers of Anexa Corporation (“Anexa”), a wholly owned subsidiary, which is included in the Digital Radiography Products segment, that sales and marketing of Anexa products would cease immediately, but that Analogic would continue to service and support the products previously sold to customers and sell products to OEMs for the foreseeable future. Copley is part of the Company’s Medical Imaging Products segment. See Note 20 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information regarding the Company’s segments.

Medical Imaging Products

Medical Imaging Products, which accounted for approximately 58% of product and engineering revenue in fiscal year 2008, consists primarily of electronic systems and subsystems for medical imaging and patient monitoring equipment.

Analogic is an industry leader in the development and sale of CT detectors and data acquisition systems that become part of OEM imaging systems around the world. The Company’s detection and data acquisition subsystems convert X-ray energy to useful digital signals for the generation of anatomical images in medical diagnostics. Analogic’s CT products allow its customers to remain at the forefront of this rapidly advancing field in terms of improved resolution and faster data acquisition. Leveraging its experience in CT, the Company has developed higher-level subsystems for the radiotherapy market.

For OEM producers of MRI equipment, the Company applies the latest advancements in water-cooled power management design in its two main MRI products—Radio Frequency (“RF”) and Gradient amplifiers. The amplifiers are two of the critical components in every MRI system. The Company has developed a wide range of amplifier solutions for its customers, from low-magnetic-field systems to high-energy systems designed for academic research. On April 14, 2008, the Company also acquired Copley, which is a leading supplier of gradient amplifiers for MRI and precision motion control systems used in computer-controlled automation systems.

Analogic has recently entered the molecular imaging market by developing an advanced optical imaging system for use with fluorescent chemical probes. These systems are designed for the detection, monitoring and measurement of disease progression in animal research. The optical imaging technology is expected to be used in oncology, arthritis, cardiovascular, and respiratory disease research.

Sound Technology, Inc. (“STI”), a wholly owned subsidiary, develops and manufactures ultrasound transducers and probes for a broad range of clinical applications. These products are supplied to a global customer base of ultrasound system OEMs, including B-K Medical, a wholly owned subsidiary.

The Company manufactures a variety of multi-functional, custom patient monitoring instruments for OEM customers and the co-branded LIFEGARD® family of non-invasive patient and ante partum fetal monitors marketed by its exclusive distributor. Instruments include vital signs monitors as well as invasive, minimally invasive, and non-invasive specialty monitors. The Company is recognized as a world leader in the measurement of continuous cardiac output and in non-invasively measuring a growing number of specialty parameters. These monitors are designed for use in a wide variety of hospital settings, including the emergency room, intensive care units, sub-acute units, and general care and surgical centers, as well as in clinics, physicians’ offices, and the home.

The LIFEGARD family includes fetal monitoring products under the FETALGARD® brand. These monitors, designed for use in ante partum applications, have the capability to non-invasively measure, compute, display, and print fetal heart rates, maternal contraction frequency, and relative intensity to determine both maternal and fetal well-being.

Digital Radiography Products

Direct Digital Radiography Products (“DDR”) accounted for approximately 7% of product and engineering revenues in fiscal year 2008. DDR consists primarily of ANRAD Corporation (“Anrad”), a wholly owned subsidiary, which designs and manufactures for OEM customers, state-of-the-art, direct conversion amorphous Selenium-based, digital, flat-panel, X-ray detectors for diagnostic and interventional applications in digital fluoroscopy and mammography. Also part of DDR during fiscal year 2008 was Anexa, which marketed and sold complete advanced digital radiography solutions to end users for applications such as orthopedics, emergency medicine, pediatrics, and general radiology in small-to-mid-sized hospitals and imaging centers. In August 2007, the Company notified customers of Anexa that sales and marketing of new Anexa products would cease immediately to new end-user customers, but that Analogic would continue to service and support the products currently with existing customers.

B-K Medical

B-K Medical, which designs and manufactures ultrasound systems and probes for end-user markets in urology, surgery, and radiology, accounted for approximately 23% of product and engineering revenues in fiscal year 2008. Its scanners generate real-time images of the internal anatomy that are used for medical diagnosis and interventional procedures. B-K Medical is headquartered in Copenhagen, Denmark, and operates primarily on a direct sales basis through legal entities primarily in the U.S. and Europe.

Security Technology Products

Security Technology Products, which provides advanced explosives and weapons detection systems for checked baggage and carry-on baggage at checkpoints, accounted for approximately 12% of product and engineering revenue in fiscal year 2008.

Analogic designs and manufactures the EXplosive Assessment Computed Tomography scanner (“EXACT®”). The EXACT is the world’s first dual-energy, helical-cone-beam, 24-slice CT scanner, and certified security detection system capable of generating data for full three-dimensional (“3-D”) images of every object contained within a piece of baggage. The EXACT is the core system of L-3 Communication’s (“L-3”) eXaminer 3DX® (the “eXaminer”) systems, the first explosive detection system certified by the Federal Aviation Administration. The eXaminer is sold to the U.S. Federal Government for installation at major U.S. airports to scan checked baggage and to international airport security authorities for installation at airports in Europe, Asia, and Central America.

In March 2008, the Company entered into an agreement with L-3 awarding L-3 exclusive rights to market and service for air carriers two new security imaging systems developed by Analogic for checked baggage applications. These new products are currently in the certification process at the Transportation Security Laboratory.

Analogic has also designed a high-speed, low-cost, CT-based checkpoint security imaging system, the COBRA®, to detect explosives, guns, and other threats. This system is designed to automatically detect explosives and weapons in carry-on luggage at checkpoints in airports, at portals for cruise ships, and for other high-security applications, such as financial, government, and military complexes.

Corporate and Other

Corporate and Other consists primarily of the Company’s hotel business and net interest income.

The Company owns a hotel, managed for the Company under a contract with Marriott Corporation, which is located on approximately 7.5 acres of land adjacent to the Company’s principal executive offices and manufacturing facility in Peabody, Massachusetts. The facility is strategically situated in an industrial park and is in close proximity to the historic and tourist area of Boston’s North Shore, approximately 18 miles from Boston. It has 256 guest rooms, a ballroom, several function rooms, and recreational facilities.

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

Patents and Licenses

The Company holds approximately 180 patents of varying duration issued in the United States, which cover technology developed by it. In many instances, the Company holds corresponding foreign patents. The Company regularly files U.S. patent applications and, where appropriate, foreign patent applications. The Company also files continuations to cover both new and improved methods, apparatus, processes, designs, and products. At present, approximately 25 U.S. and foreign patent applications are in process.

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

Working Capital Matters

The Company does not carry a substantial inventory of finished goods but does carry a substantial inventory of raw material components and work-in-process to enable it to meet its customers’ delivery requirements. (See Note 10 of Notes to Consolidated Financial Statements.)

Material Customers

The Company had two customers, as set forth in the table below, who accounted for 10% or more of the net product and engineering revenue during fiscal years 2008, 2007, and 2006.

	Year Ended July 31,
	2008	2007	2006
Customer 1	17%	18%	19%
Customer 2	11%	11%	17%

The Company’s ten largest customers as a group accounted for 67%, 68%, and 70% of the Company’s net product and engineering revenue for fiscal years 2008, 2007, and 2006, respectively. Loss of any one of these customers would have a material adverse effect on the Company’s business. There were no customers that accounted for 10% or more of the Company’s net accounts receivable at July 31, 2008 or 2007.

Backlog

The Company’s backlog, which consists of cancellable and non-cancellable orders that will ship primarily within the next 12 months, was $137,457 at July 31, 2008 as compared to $101,574 at July 31, 2007. The increase in the backlog of $35,883 was due primarily to increases in Medical Imaging Products, Security Technology Products, and Digital Radiography Products of $14,902, $12,067, and $9,366, respectively. The increase in Medical Imaging Products backlog was due primarily to the acquisition of Copley during fiscal year

2008. The increase in Security Technology Products backlog was due primarily to a time and material engineering project for a security imaging system that began in the fourth quarter of fiscal year 2008 and an order from the Transportation Security Administration (“TSA”) during fiscal year 2008 for 12 COBRA systems, of which 10 are expected to be delivered during the fiscal year ending July 31, 2009 (“fiscal year 2009”). The increase in Digital Radiography Products backlog was due primarily to a supply agreement with an OEM customer for mammography detectors, which has minimum purchase requirements that increase each year.

Government Contracts

The Company does a significant amount of business with agencies of the federal government, either directly or as a subcontractor. The Company’s contracts with government agencies, and the government contracts of other parties under which the Company is serving as a subcontractor, are subject to termination at the election of the government agency. While none of the Company’s government contracts or subcontracts provide for renegotiation of profits at the election of the government, it is possible that the government agency could request, and that the Company could under certain circumstances agree to, the renegotiation of the payments provided for under such contracts. However, the Company has not in the past renegotiated any significant payment terms under its government contracts or subcontracts.

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

Analogic’s competitors include divisions of some larger, more diversified organizations, as well as several specialized companies. Some of them have greater resources and larger staffs than Analogic. The Company believes that it is a leading OEM supplier of CT subsystems and systems for the medical and security industries.

Research and Product Development

Research and product development (“R&D”) is a significant factor in Analogic’s business. The Company maintains a constant and comprehensive R&D program directed toward the creation of new products and the improvement and refinement of its present products and the expansion of their applications.

Company funds expended for R&D amounted to $48,947 in fiscal year 2008, $46,955 in fiscal year 2007, and $51,790 in fiscal year 2006. Analogic intends to continue its emphasis on new product development. As of July 31, 2008, Analogic employed approximately 445 employees engaged in research and product development activities, including electrical engineers, software engineers, physicists, mathematicians, and technicians. These individuals, in conjunction with the Company’s sales and marketing staff, also devote a portion of their time to assisting customers in utilizing the Company’s products, developing new uses for these products, and anticipating customer requirements for new products.

The Company capitalized $2,719 and $1,295 in fiscal year 2008 and fiscal year 2007, respectively, of computer software testing and coding costs incurred after technological feasibility was established. These costs are amortized using a straight-line method over the estimated economic life of the related products, generally three years, and are included in product cost of sales.

Environment

The Company’s manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on the Company’s capital expenditures, earnings, or competitive position.

Employees

As of July 31, 2008, the Company employed approximately 1,700 employees.

Financial Information about Foreign and Domestic Operations and Export Revenue

Domestic and foreign revenues were $327,181 and $86,328, respectively, in fiscal year 2008 as compared to $273,746 and $67,036, respectively, in fiscal year 2007, and $281,575 and $69,870, respectively, in fiscal year 2006.

Export revenue from sales of products and engineering services from the United States primarily to companies in Europe and Asia, which is denominated 100% in U.S. dollars, amounted to $116,969 (29%) of product and engineering revenue in fiscal year 2008 as compared to $93,639 (28%) of product and engineering revenue in fiscal year 2007, and $101,945 (30%) of product and engineering revenue in fiscal year 2006. The Company’s export revenue is at least as profitable as its domestic revenue.

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

This Annual Report on Form 10-K contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including, without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, involve risk and uncertainties, and actual events and results may differ significantly from those indicated in any forward-looking statement as a result of a number of important factors, including those discussed below and elsewhere herein.

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

The Company depends on a small number of customers for a large portion of its business, and changes in its customers’ orders could have a significant impact on the Company’s operating results. If a major customer significantly reduces the amount of business it does with the Company, there would be an adverse impact on its operating results.

The Company had two customers, as set forth in the table below, who accounted for 10% or more of the net product and engineering revenue during fiscal years 2008, 2007, and 2006.

	Year Ended July 31,
	2008	2007	2006
Customer 1	17%	18%	19%
Customer 2	11%	11%	17%

The Company’s ten largest customers as a group accounted for 67%, 68%, and 70% of the Company’s net product and engineering revenue for fiscal years 2008, 2007, and 2006, respectively. There were no customers that accounted for 10% or more of the Company’s net accounts receivable at July 31, 2008 or 2007.

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

The Company operates in a highly competitive industry. The Company is subject to competition based on product design, performance, pricing, quality, and service offerings, and management believes the Company’s innovative engineering and product reliability have been important factors in its growth. While the Company tries to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances the Company’s products conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

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

The Company depends on its suppliers, some of which are the sole source for certain components, and its production could be substantially curtailed if these suppliers were not able to meet the Company’s demands and alternative sources were not available.

The Company orders raw materials and components to complete its customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers. Although the Company works with its customers and suppliers to minimize the impact of shortages in raw materials and components, the Company sometimes experiences short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronics components. If a significant shortage of raw materials or components were to occur, the Company might have to delay shipments or pay premium pricing, which could adversely affect its operating results. In some cases, supply shortages of particular components could substantially curtail the Company’s production of products using these components. The Company is not always able to pass on price increases to its customers. Accordingly, some raw material and component price increases could adversely affect its operating results. The Company also depends on a small number of suppliers to provide many of the other raw materials and components that it uses in its business. Some of these suppliers are affiliated with customers or competitors, and others are small companies. If the Company were unable to continue to purchase these raw materials and components from its suppliers, its operating results could be adversely affected. Because many of the Company’s costs are fixed, its margins depend on the volume of output at its facilities, and a reduction in volume could adversely affect its margins.

The Company relies on successful performance by and relationships with subcontractors, which reliance could have a material adverse effect on its results of operations and financial condition.

The Company has formed arrangements with subcontractors for various services and components. The Company has formed such arrangements because it is commercially more efficient to outsource such services and purchase such components than it would be for it to perform or manufacture such services and components, which in some cases require, among other things, a high degree of technical skill and advanced equipment that is not practical or cost-effective for it to develop or acquire. As a result, if one of the Company’s subcontractors were to experience quality problems, capacity constraints, decreased yields, or delivery delays, or were to raise prices significantly, the Company could face product liability claims, product shortages, decreased revenues or lost customers, which could adversely affect its operating results.

If the Company were to be left with excess inventory, its operating results could be adversely affected.

Because of long lead times and specialized product designs, in certain cases the Company purchases components and manufactures products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the Company’s products, its customers might not purchase all the products that it has manufactured or for which it has purchased components. In either event, the Company would attempt to recoup material and manufacturing costs by means such as returning components to its vendors, disposing of excess inventory through other channels, or requiring its OEM customers to purchase or otherwise compensate it for such excess inventory. Some of the Company’s significant customer agreements do not give it the ability to require its OEM customers to do this. To the extent that the Company was unsuccessful in recouping its material and manufacturing costs, its net sales and operating results could be adversely affected. Moreover, carrying excess inventory would reduce the working capital the Company has available to continue to operate and grow its business.

Uncertainties and adverse trends affecting the Company’s industry or any of its major customers could adversely affect its operating results.

The Company’s business operates primarily within two major markets within the electronics industry, Medical Technology Products and Security Technology Products, which are subject to rapid technological change, and pricing, and margin pressure. These markets have historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices, and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase or use of medical and security-related capital equipment could also affect the Company’s sales. The Company’s customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the Company’s industry in general, or any of its major customers in particular, might adversely affect its operating results. The Company’s other businesses are subject to the same or greater technological and cyclical pressures.

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

The Company’s annual and quarterly results could vary significantly depending on various factors, many of which are beyond the Company’s control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of the Company’s common stock could decline. These factors include:

•	variations in the timing and volume of customer orders relative to the Company’s manufacturing capacity;

•	introduction and market acceptance of the Company’s customers’ new products;

•	changes in demand for the Company’s customers’ existing products;

•	the timing of the Company’s expenditures in anticipation of future orders;

•	effectiveness in managing the Company’s manufacturing processes;

•	changes in competitive and economic conditions generally or in the Company’s customers’ markets;

•	changes in the cost or availability of components or skilled labor;

•	changes in the Company’s effective tax rate;

•	fluctuations in manufacturing yields;

•	foreign currency exposure; and

•	investor and analyst perceptions of events affecting the Company, its competitors, and/or its industry.

A delay in anticipated sales could result in the deferral of the associated revenue beyond the end of a particular quarter, which would have a significant effect on the Company’s operating results for that quarter. In addition, most of the Company’s operating expenses do not vary directly with net revenues and are difficult to adjust in the short term. As a result, if revenues for a particular quarter were below the Company’s expectations, the Company could not proportionately reduce operating expenses for that quarter. Hence, the revenue shortfall could have a disproportionate adverse effect on its operating results for that quarter.

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

If the Company is unable to maintain its expertise in research and product development, manufacturing processes, and marketing new products, it might not be able to compete successfully.

The Company believes that its future success depends upon its ability to provide research and product development, provide manufacturing services that meet the changing needs of its customers, and market new products. This requires that the Company successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, the Company continually evaluates the advantages and feasibility of new product designs, and manufacturing processes. Further, there can be no assurance that the Company will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance.

The September 11, 2001 terrorist attacks and the creation of the U.S. Department of Homeland Security have increased financial expectations that may not materialize.

The September 11, 2001 terrorist attacks and the subsequent creation of the U.S. Department of Homeland Security have created increased interest in the Company’s security and inspection systems. However, the level of demand for the Company’s products is not predictable and may vary over time. The Company does not know what solutions will continue to be adopted by the U.S. Department of Homeland Security as a result of terrorism and whether its products will continue to be a part of the solutions. Additionally, should the Company’s products be considered as a part of the future security solution, it is unclear what the level of purchases may be and how quickly funding to purchase the Company’s products may be made available. These factors could adversely impact the Company and create unpredictability in revenues and operating results.

The Company is exposed to risks associated with international operations and markets.

The Company markets and sells products in international markets, and has established offices and subsidiaries in Denmark, Germany, Italy, and Canada. Revenues from international operations accounted for 21%, 20%, and 20% of total revenues for fiscal years 2008, 2007, and 2006, respectively. From its U.S. operations, the Company also ships directly to customers in Europe and Asia, for which shipments accounted for 29%, 28%, and 30% of total revenues for fiscal years 2008, 2007, and 2006, respectively. There are inherent risks in transacting business internationally, including:

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

If operators of the Company’s security and inspection systems fail to detect weapons, explosives or other devices that are used to commit a terrorist act, the Company could be exposed to product liability and related claims for which it may not have adequate insurance coverage.

The Company’s business exposes it to potential product liability risks that are inherent in the development, manufacturing, sale and service of security inspection systems. The Company’s customers use its security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. The training, reliability and competence of the customer’s operators are crucial to the detection of suspicious items. In addition, the Company’s security and inspection systems are not designed to work under all circumstances. The Company tests the reliability of its security and inspection systems during both their development and manufacturing phases. The Company also performs such tests if it is requested to perform installation, warranty or post-warranty servicing. However, the Company’s security inspection systems are advanced mechanical and electronic devices and therefore can malfunction.

As a result of the September 11, 2001, and 1993 World Trade Center bombing attacks, and the potential for future attacks, product liability insurance coverage for such threats is extremely difficult and costly to obtain. It is possible, subject to the applicability of the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (the “SAFETY Act”), that if the Company was found to liable following a major act of terrorism, its insurance coverages might not fully cover the claims for damages.

The SAFETY Act is a federal law enacted to provide certain legal liability protections for providers of certain anti-terrorism technologies. If applicable to claims against Analogic, the SAFETY Act could mitigate some of this risk.

The Company’s security and inspections systems business depends in part on purchases of products and services by the U.S. federal government and its agencies, which purchases may be only partially funded, and are subject to potential termination and reductions and delays in government spending.

Sales of the Company’s security and inspection systems, in some cases as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies accounted for approximately 12%, 12% and 19% of the Company’s total product and engineering revenues in fiscal years 2008, 2007 and 2006, respectively. The Company’s security and inspection systems are included in many different domestic programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts could impact the Company’s products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds only on a single fiscal year basis. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which the Company is involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which the Company is a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or delays in the reduction in or failure to commit additional funds to a program in which the Company is involved could negatively impact its revenues and have a material adverse effect on the Company’s financial condition and results of operations.

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

See Notes to Consolidated Financial Statements for further information concerning certain leases.

Item 3.	Legal Proceedings

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Executive Officers of the Registrant

The current executive officers of the Company are:

Name	Age	Position	Date Since Office Has Been Held
James W. Green.	50	President and Chief Executive Officer	2007
John J. Millerick	60	Senior Vice President, Chief Financial Officer, and Treasurer	2000
John J. Fry	46	Vice President, General Counsel, and Secretary	2007
Donald B. Melson	56	Vice President—Corporate Controller	2006

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

John J. Fry joined the Company as Vice President, General Counsel, and Secretary in November 2007. From April 2005 until joining the Company, Mr. Fry was a principal of the law firm, Driggs, Hogg, & Fry Co., L.P.A. (formerly Driggs, Lucas, Brubaker & Hogg Co., L.P.A.), where his practice focused primarily on technology and intellectual property law. From August 1995 to April 2005, he held various legal positions at Philips Medical Systems (formerly Marconi Medical Systems and Picker International), including Senior Corporate Counsel and Intellectual Property Manager and counsel to Philips’ computed tomography business.

Donald B. Melson joined the Company as Vice President-Corporate Controller in March 2006. Mr. Melson was previously Vice President and Corporate Controller of Millipore Corporation, a publicly held global manufacturer of products and services for biopharmaceutical manufacturing and life science laboratories, from 2000 to 2006. Prior to this position, Mr. Melson held a number of financial management positions in Millipore Corporation and W. R. Grace & Co.

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

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of the common stock, as reported by the NASDAQ Global Select Market, for each quarterly period indicated in the table below:

Fiscal Year	High	Low
2007
First Quarter	$59.35	$44.27
Second Quarter	59.42	48.00
Third Quarter	63.97	52.80
Fourth Quarter	75.92	61.15

2008
First Quarter	$79.02	$54.79
Second Quarter	72.35	50.00
Third Quarter	68.99	56.02
Fourth Quarter	73.72	57.38

As of August 31, 2008, there were approximately 840 holders of record of the Company’s common stock.

Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends of $0.10 per share were declared for each of the quarters of fiscal years 2008 and 2007. The policy of the Company is to retain sufficient earnings to provide funds for the operation and expansion of its business.

The following table contains information about purchases by the Company of its equity securities during the three months ended July 31, 2008. All of the shares shown as purchased in the table below were surrendered by employees of the Company in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of the Company’s common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/08-5/31/08	235	$63.13	—	—
6/1/08-6/30/08	2,480	71.79	—	—
7/1/08-7/31/08	32	73.18	—	—

Total	2,747	$71.07	—	—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of the Company’s common stock on the NASDAQ Global Select Market on the vesting date.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the shares of common stock authorized for issuance under the Company’s equity compensation plans as of July 31, 2008:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	286,868	$51.47	766,205	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	286,868	$51.47	766,205	(1)

(1)	Includes 471,205 shares issuable under the Company’s Employee Stock Purchase Plan in connection with current and future offering periods under that plan.

Comparison of Five-Year Cumulative Total Returns

The graph below compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Center for Research in Security Prices of the University of Chicago (“CRSP”) Total Return Index for the NASDAQ Stock Market (U.S. Companies) and the CRSP Total Return Index for all NASDAQ stocks with SIC Codes related to the Company’s business in the areas of measuring instruments, photo goods, medical goods, optical goods, and timepieces. The graph assumes $100 invested on July 31, 2003, in the Company’s common stock and $100 invested at that time in each of the NASDAQ indexes. The comparison assumes that all dividends are reinvested.

Comparison of Five-Year Cumulative Total Returns

Data and graph are calculated from CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and NASDAQ Computer Manufacturers Securities, Center for Research in Security Prices (CRSP), Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	(In Thousands, except per share data)
	Year Ended July 31,
	2008	2007	2006	2005	2004
Total net revenue (A)	$413,509	$340,782	$351,445	$326,479	$304,205
Total cost of sales (B)	262,411	223,567	230,310	203,089	184,948
Gross margin	151,098	117,215	121,135	123,390	119,257
Income (loss) from operations (B)	24,311	2,325	(5,249)	1,203	7,463
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle (C)	23,486	15,380	4,600	34,659	10,155
Income (loss) from discontinued operations	—	—	139	(5,797)	(1,801)
Gain on disposal of discontinued operations (D)	—	—	20,207	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	120	—	—

Net income	$23,486	$15,380	$25,066	$28,862	$8,354

Basic net income (loss) per share:
Income from continuing operations	$1.78	$1.11	$0.34	$2.55	$0.75
Income (loss) from discontinued operations, net of tax	—	—	0.01	(0.42)	(0.13)
Gain on disposal of discontinued operations, net of tax	—	—	1.47	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	0.01	—	—

Net income	$1.78	$1.11	$1.83	$2.13	$0.62

Diluted net income (loss) per share:
Income from continuing operations	$1.77	$1.10	$0.33	$2.54	$0.75
Income (loss) from discontinued operations, net of tax	—	—	0.01	(0.42)	(0.13)
Gain on disposal of discontinued operations, net of tax	—	—	1.46	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	0.01	—	—

Net income	$1.77	$1.10	$1.81	$2.12	$0.62

Cash dividends declared per common share	$0.40	$0.40	$0.38	$0.32	$0.32

Weighted average shares outstanding:
Basic	13,180	13,814	13,704	13,566	13,463
Diluted	13,290	13,946	13,853	13,619	13,519
Cash, cash equivalents, and marketable securities	$186,442	$228,545	$258,237	$220,454	$176,637
Working capital	287,260	300,114	334,955	300,027	263,493
Total assets (A)	511,165	459,141	488,645	496,705	452,822
Long-term liabilities	8,993	456	840	914	998
Stockholder’s equity	428,506	393,357	431,925	399,157	367,167

(A)	The Company acquired Copley on April 14, 2008. Copley had revenues of $18,300 during fiscal year 2008 since the date of acquisition and assets $88,732 at July 31, 2008. The Copley assets of $88,732 at July 31, 2008 include $44,574 of net intangible assets and $3,534 of goodwill.

(B)	In fiscal year 2008, the Company recorded voluntary retirement costs of $3,419 related to a fiscal year 2008 voluntary retirement program and $597 of other restructuring costs for severance and personnel related costs for the involuntary termination of 32 employees in fiscal year 2008, all of which were recorded in operating expenses. In fiscal year 2007, the Company recorded $9,705 of pre-tax charges related primarily to the future use and realizability of certain inventory, software license, and capitalized software. Of the total charges, $8,625 was recorded in cost of sales and $1,080 was recorded in operating expenses. In fiscal year 2006, the Company recorded $14,876 of pre-tax charges related primarily to the future use and realizability of certain inventory and capitalized software. Of the total charges, $7,361 was recorded in cost of sales and $7,515 was recorded in operating expenses. In fiscal year 2005, the Company recorded $3,000 in operating expenses related primarily to asset impairment losses on certain investments.
(C)	The Company recorded a gain on the sale of other investments on a pre-tax basis of $2,000 in fiscal year 2008, related to the Company’s sale of 20% of the Company’s 45% equity interest in SAHCO (for a remaining interest of 25%). The Company recorded a gain on the sale of other investments on a pre-tax basis of $84 and $4,036 in fiscal years 2008 and 2007, respectively, related to the Company’s sale of its equity interest in BIR. The Company recorded a gain on the sale of marketable securities on a pre-tax tax basis of $43,829 in fiscal year 2005, related to the Company’s sale of its equity interest in Cedara Software Corporation.
(D)	The Company recorded a gain on the sale of Camtronics Medical Systems, Ltd. (“Camtronics”) as a discontinued operation in fiscal year 2006. There were no discontinued operations in any of the other periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, the Company makes in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ from the projected results. See “Risk Factors” in Item 1A.

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. All dollar amounts in this Item 7 are in thousands except per share data.

Summary

The Company is engaged in the design, manufacture, and sale of high performance data acquisition and signal processing instruments sold primarily to OEMs for use in advanced health and security systems and subsystems in two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products; Digital Radiography Products; and B-K Medical. One of Analogic’s subsidiaries sells products under its own name directly to niche clinical ultrasound end-user markets.

The following is a summary of the areas that management believes are important in understanding the results of the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the audited consolidated financial statements and notes that appear elsewhere in this document.

			Percentage Growth
	Fiscal Year
	2008	2007
Total net revenue	$413,509	$340,782	21%
Income from operations	24,311	2,325	946%
Net income	23,486	15,380	53%
Diluted net income per share	1.77	1.10	61%

Total net revenues increased $72,727, or 21%, to $413,509 for fiscal year 2008 from $340,782 for fiscal year 2007 due primarily to an increase in product revenue from Medical Imaging Products, Digital Radiography Products, B-K Medical, and Security Technology Products of $43,478, $10,554, $12,178, and $9,375, respectively. The increase in Medical Imaging Products includes $18,300 from Copley, which was acquired on April 14, 2008.

The increases in income from operations, net income, and diluted net income per share in fiscal year 2008 as compared to fiscal year 2007 were due primarily to an increase in product revenues. Also contributing to the increases was a $9,705 asset impairment charge related to the write-down of assets in the digital radiography systems business in fiscal year 2007 as compared to voluntary retirement and other restructuring costs of $4,016 in fiscal year 2008. This increase was partially offset by a decrease in interest income in fiscal year 2008 as compared to fiscal year 2007, due primarily to lower effective interest rates and lower invested cash balances. Also offsetting this increase was an increase in the effective tax rate to 33% for fiscal year 2008 from 18% for fiscal year 2007.

On January 30, 2008, the Company entered into the Shares Purchase Agreement with CA pursuant to which the Company agreed to sell to CA 20% of its existing 45% equity interest in SAHCO, located in the People’s Republic of China, for aggregate cash consideration of US $2,000. Upon conclusion of the transaction in July 2008, Analogic held a 25% equity interest in SAHCO. The Company had previously determined that its investment in SAHCO was impaired; and in fiscal year 2006, the Company wrote off the residual net book value of its equity interest. The Company recognized a $2,000 gain on investment in fiscal year 2008 when it was received in July 2008.

On April 14, 2008, the Company acquired all of the outstanding capital stock of Copley. Copley is a leading supplier of gradient amplifiers for MRI and precision motion control systems used in computer-controlled automation systems. This acquisition will enable the Company to expand its product offerings to its OEM customers, pursue new opportunities in Asia, and enhance its position as a leading provider of medical subsystems for MRI scanners. Copley’s growing and profitable motion control business provides additional opportunities and a new avenue of growth in the high-technology automation market. The estimated purchase price, net of cash acquired, was approximately $74,682, which consisted of $76,875 of cash paid upon closing, $734 of transaction costs, which primarily consisted of fees incurred by the Company for financial advisory, legal and accounting services, $1,066 for estimated working capital adjustment payments, of which the entire amount was paid prior to July 31, 2008, and a current estimate of $1,000 due to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes, net of cash acquired of $4,993. In connection with the acquisition of Copley, the Company commenced integration activities, which have resulted in recognizing $1,276 in liabilities for personnel related costs and $150 for idle facility space. The Company expects to pay the liabilities associated with the personnel related costs and idle facility space through fiscal year 2009. Approximately $50 of payments have been made as of July 31, 2008.

In May 2008, the Company notified approximately 32 employees in various departments of the organization that they would be terminated by July 31, 2008. The costs associated with these terminations, which included severance and personnel related costs, was $597 and recorded as a restructuring cost in fiscal year 2008. At July 31, 2008, $309 of the $597 remains unpaid and is expected to be paid over the next 12 months.

On June 4, 2008, the Company announced a voluntary retirement program for all of its U.S. employees, under which the retirements are expected to be substantially completed by September 30, 2008. The total costs for the 52 employees who participated in the program, including severance and personnel related costs, was approximately $3,419 and recorded as a voluntary retirement cost during fiscal year 2008. As part of this program, Edmund F. Becker, Jr. voluntarily retired from employment with the Company on July 31, 2008.

The reduction in force implemented in May 2008 and the voluntary retirement program are expected to save the Company approximately $5,000 on an annual basis at current staffing levels.

Results of Operations

Fiscal Year 2008 Compared to Fiscal Year 2007

Net revenue and gross margin for fiscal year 2008 as compared with fiscal year 2007, are summarized in the tables below.

Product Revenue and Gross Margin

	Fiscal Year		Percentage Growth
	2008	2007
Products	$388,506	$312,921	24%
Gross margin	147,849	111,724	32%
Gross margin %	38.1%	35.7%

Product revenue for fiscal year 2008 increased $75,585, or 24%, over fiscal year 2007 due primarily to an increase in product revenue from all segments, as follows:

•

Medical Imaging Products revenue increased $43,478, or 24%, due primarily to shipments of newly developed data management systems to an OEM customer, the development of which was not completed by the Company until the fourth quarter of fiscal year 2007. Also contributing to the increase in revenue for Medical Imaging Products were continued strong demand for data acquisition systems and the acquisition of Copley in the third quarter of fiscal year 2008, which accounted for $18,300 of product revenue during fiscal year 2008.

•

Digital Radiography Products revenue increased $10,554, or 65%, due primarily to shipments of a newly developed mammography detector to an OEM customer, the development of which was not completed by the Company until the fourth quarter of fiscal year 2007.

•	B-K Medical products revenue increased $12,178, or 15%, due primarily to a favorable change in the foreign currency exchange rate, which accounted for $7,088 of such increase.

•	Security Technology Products revenue increased $9,375, or 27%, due primarily to an increase in EXACT system sales to 63 units for fiscal year 2008 from 52 units for fiscal year 2007.

Product gross margin increased to 38.1% for fiscal year 2008 as compared with 35.7% for fiscal year 2007. The increase was due primarily to the asset impairment charge of $8,625 related to the write-down of assets in the digital radiography systems business in fiscal year 2007. For further information on the asset impairment charge of $8,625, see the “Fiscal Year 2007 Compared to Fiscal Year 2006 Results of Operations” asset impairment charge discussion on page 25 of this Form 10-K. Also contributing to the increase was improved product margins at B-K Medical due primarily to a higher mix of sales directly to end users versus distributors that provide higher margins and an increase in manufacturing efficiency of Security Technology Products due to higher production volumes and a reduction of manufacturing employees during the fourth quarter of fiscal year 2007. These increases were partially offset by $1,216 of amortization expense during fiscal year 2008 for the backlog intangible assets related to the acquisition of Copley on April 14, 2008.

Engineering Revenue and Gross Margin

	Fiscal Year		Percentage Decline
	2008	2007
Engineering	$14,089	$17,182	-18%
Gross margin	(391)	1,446	-127%
Gross margin %	-2.8%	8.4%

Engineering revenue for fiscal year 2008 decreased $3,093, or 18%, from fiscal year 2007. The decrease was due primarily to fewer customer funded engineering projects in Medical Imaging Products during fiscal year 2008 as compared to fiscal year 2007.

The engineering gross loss in fiscal year 2008 was $391 as compared to a gross margin of $1,446 for fiscal year 2007, a decline of $1,837, or 127%. The decrease was due primarily to the gross margin of $2,794 on three Security Technology Products projects during fiscal year 2007. These gross margins in fiscal year 2007 were partially offset by costs in excess of contract revenues for Medical Imaging Products projects of $1,706. The gross loss of $391 in fiscal year 2008 was due primarily to costs in excess of contract revenues of $766 for patient monitoring instrument projects, which were partially offset by a total of $434 of gross margin from several Security Technology products.

Other Revenue

Other revenue of $10,914 and $10,679 for fiscal years 2008 and 2007, respectively, represents revenue from the hotel operations. The increase was due primarily to an increase in room rates.

Operating Expenses

Operating expenses increased $11,897, or 10.4%, in fiscal year 2008 as compared with fiscal year 2007 as shown below.

	Fiscal Year		Percentage of Revenue
	2008	2007	2008	2007
Research and product development	$48,947	$46,955	11.8%	13.8%
Selling and marketing	34,528	30,066	8.3%	8.8%
General and administrative	39,296	36,789	9.6%	10.8%
Voluntary retirement and other restructuring costs	4,016	—	1.0%	0.0%
Asset impairment charges	—	1,080	0.0%	0.3%

	$126,787	$114,890	30.7%	33.7%

Research and product development expenses increased $1,992 for fiscal year 2008 over fiscal year 2007. The increase in expenses was due primarily to reduced customer funding of engineering development projects for Medical Imaging Products in fiscal year 2008 as compared to fiscal year 2007 as well as the acquisition of Copley in the third quarter of fiscal year 2008, which accounted for $1,971 of research and development during fiscal year 2008. These increases were partially offset by a reduction in the headcount of Security Technology Products engineers at the end of fiscal year 2007.

Selling and marketing expenses increased $4,462 for fiscal year 2008 over fiscal year 2007. The increase was due primarily to an increase from the foreign currency exchange rate for B-K Medical, which accounted for an increase of $1,974, as well as an increase in bonus costs and sales commissions cost at B-K Medical of $362. Also contributing to the increase was the acquisition of Copley, which accounted for $1,548 of selling and marketing expenses during fiscal year 2008, of which $529 was for amortization expense of intangible assets related to the acquisition. These increases were partially offset by a reduction of $1,476 in expenses related to Digital Radiography Products as Anexa ceased selling and marketing efforts of its products in the first quarter of fiscal year 2008.

General and administrative expenses increased $2,507 for fiscal year 2008 over fiscal year 2007. The increase was due primarily to increases in bonus and profit sharing costs, share-based compensation expense, and executive transition costs, excluding Copley, of $1,926, $1,323, and $1,053, respectively. Also contributing to the increase was the foreign currency exchange rate for B-K Medical, which accounted for an increase of $758.

These increases were partially offset by a decrease of $1,101 in amortization expense for intangible assets related to the acquisition of STI due to the intangible assets becoming fully amortized in the first quarter of fiscal year 2008. Also partially offsetting the increases was receivable collections of $275 from SAHCO that were reserved for in the allowance for doubtful accounts in a prior period.

Voluntary retirement and other restructuring costs of $4,016 in fiscal year 2008 consisted primarily of severance and personnel related costs of $3,419 and $597 for the Company’s voluntary retirement program and involuntary terminations, respectively, which took place in the fourth quarter of fiscal year 2008.

Asset impairment charges were $0 for fiscal year 2008, as compared to $1,080 for fiscal year 2007. During fiscal year 2007, the Company recorded an asset impairment charge of $1,080 related to its digital radiography systems business. Included in this charge was $696 related to capitalized software still in development and $384 related to other assets.

Other (Income) Expense

Interest income, net was $7,935 for fiscal year 2008 as compared to $12,755 for fiscal year 2007. The decrease was due primarily to lower invested cash balances and lower effective interest rates due primarily to the Company’s $60,000 common stock repurchase in the fourth quarter of fiscal year 2007.

During fiscal year 2007, the Company recorded an equity loss in unconsolidated affiliates of $667 related to losses at PhotoDetection Systems, Inc. (“PDS”) during that period.

The gain on sale of other investments for fiscal year 2008 is due primarily to $2,000 from the sale of 20% of the Company’s 45% equity interest in SAHCO (for a remaining interest of 25%). Fiscal year 2007 includes $4,036 for dividend income and a gain on sale of the Company’s 17% ownership interest in BIR.

Other income, net was $715 and $226 for fiscal years 2008 and 2007, respectively. Other income in fiscal year 2008 consisted primarily of $555 the Company received from its insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to the Company’s sale of Camtronics in November 2005. Other income for fiscal year 2007 consisted primarily of a gain of $205 from the sale of assets of its wholly owned subsidiary, AnaSky Limited (“AnaSky”), formerly known as SKY Computers, Inc. Other income in fiscal year 2008 also included foreign currency exchange gains realized by the Company’s Canadian and Danish subsidiaries, while fiscal year 2007 included foreign currency exchange losses, as the U.S. dollar weakened against foreign currencies.

Provision for Income Taxes

The effective tax rate for fiscal years 2008 and 2007 was a provision of 33% and 18%, respectively. The effective tax rate for fiscal year 2008 included benefits of 3% and 1% from foreign operations and the U.S. domestic production deduction, respectively, as well as a benefit of 1% for the U.S. research and experimentation credit, which expired on December 31, 2007. These benefits were offset by a 3% provision due to an increase in tax reserves. The lower rate in fiscal year 2007 was due primarily to a benefit of 4% in conjunction with the closure of the AnaSky business, a benefit of 5% due to the release of tax reserves resulting from the expiration of statutes of limitation on prior year tax filings, and an Internal Revenue Service (“IRS”) refund of $313. The fiscal year 2007 rate also included the reinstatement of the U.S research and experimentation credit as of January 1, 2006 and a reduction in the Danish tax rate from 28% to 25%.

Net Income and Diluted Net Income per Share

Net income and diluted net income from continuing operations per share for fiscal year 2008 and fiscal year 2007, were as follows:

	Fiscal Year
	2008	2007
Net income	$23,486	$15,380
% of net revenue	5.7%	4.5%
Diluted net income per share	$1.77	$1.10

Net income was $23,486 for fiscal year 2008 as compared to net income of $15,380 for fiscal year 2007. Basic and diluted net income per share for fiscal year 2008 was $1.78 and $1.77, respectively, as compared to basic and diluted net income per share of $1.11 and $1.10, respectively, for fiscal year 2007. Net income for fiscal years 2008 and 2007 included pre-tax charges of $4,016 and $9,705, respectively, related to voluntary retirement and other restructuring costs and asset impairments. Net income for fiscal year 2008 also includes a gain of $2,000 from the sale of 20% of the Company’s 45% equity interest in SAHCO (for a remaining interest of 25%). Net income for fiscal year 2007 also includes dividend income and a gain on sale of the Company’s 17% ownership interest in BIR, totaling $4,036.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net revenue and gross margin for fiscal year 2007 as compared with fiscal year 2006 are summarized in the tables below.

Product Revenue and Gross Margin

	Fiscal Year		Percentage Decline
	2007	2006
Products	$312,921	$323,486	-3%
Gross margin	111,724	118,520	-6%
Gross margin %	35.7%	36.6%

Product revenue for fiscal year 2007 decreased $10,565, or 3%, over fiscal year 2006, which was due primarily to Security Technology Products revenue of $34,582 for fiscal year 2007 as compared to $58,087 for fiscal year 2006, a decline of $23,505, or 40%. The decrease in Security Technology Products revenue was due primarily to a decline in shipments of EXACT systems to 52 units in fiscal year 2007 from 107 units in fiscal year 2006 due to a decline in orders. In addition, revenue from Digital Radiography Products declined by $7,407, or 31%, for fiscal year 2007 as compared to fiscal year 2006. The decline in Digital Radiography Products sales was consistent with the Company’s business outlook during the first quarter of fiscal year 2007 that led to an asset impairment charge of $9,705 as discussed under the section “Asset impairment charges” below. The November 1, 2006 sale of certain assets and liabilities of AnaSky, which had no revenue in fiscal year 2007 as compared to $4,868 for fiscal year 2006, also contributed to the product revenue decrease. These decreases were partially offset by increased sales of Medical Imaging Products and B-K Medical products of $11,924, or 7%, and $6,718, or 9%, respectively, during fiscal year 2007 as compared to fiscal year 2006. The increase in Medical Imaging Products revenue was driven by strong demand for 16-slice and 64-slice data acquisition systems, CT subsystems, and MRI subsystems. The increase in B-K Medical revenues was due primarily to foreign currency exchange rates.

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

Engineering Revenue and Gross Margin

	Fiscal Year		Percentage Growth (Decline)
	2007	2006
Engineering	$17,182	$17,859	-4%
Gross margin	1,446	(2,104)	169%
Gross margin %	8.4%	-11.8%

Engineering revenue decreased $677, or 4%, for fiscal year 2007 as compared to fiscal year 2006. The decrease was due primarily to $1,900 of funding the Company received during fiscal year 2006 on a completed Digital Radiography Products project for which the costs had been expensed in prior periods due to the uncertainty of their recovery. This decrease was partially offset by an increase of $1,673 in Medical Technology Products projects from $7,570 in fiscal year 2006 to $9,243 in fiscal year 2007 due to the completion of a data management system project for an OEM customer that resulted in revenue of $1,688 under the completed contract method. Engineering revenue for Security Technology Products remained relatively constant with $5,972 is fiscal year 2007 as compared to $6,224 in fiscal year 2006.

The engineering gross margin for fiscal year 2007 was $1,446 as compared to a loss of $2,104 for fiscal year 2006, an increase of $3,550. The increase was due primarily to gross margin of $2,000 on two contracts with the TSA related to Security Technology Products during fiscal year 2007. The increase was additionally due to the Company completing work on a Security Technology Products project that resulted in gross margin of $793 under the completed contract method. These increases were partially offset by costs in excess of contract revenue of $1,706 on Medical Technology Products projects. The loss of $2,104 for fiscal year 2006 was made up primarily of costs in excess of contract revenues for Medical Technology Products and Security Technology Products projects, which includes approximately $4,061 for three U.S. government projects. These costs in excess of contract revenues was partially offset by $1,900 of additional funds received on a completed project for which the costs had been previously expensed in prior periods due to the uncertainty of their recovery.

Other Revenue

Other revenue of $10,679 and $10,100 for fiscal years 2007 and 2006, respectively, represents revenue from the hotel operations. The increase was due primarily to higher occupancy rates and an increase in room rates.

Asset Impairment Charges

Asset impairment charges included in costs of sales increased by $1,264 from $7,361 in fiscal year 2006 to $8,625 in fiscal year 2007. The $7,361 of asset impairment charges incurred in fiscal year 2006 related to a write-down of $5,772 related to certain inventories of a CT Medical program due to uncertainty that arose with respect to the viability of the program based on discussions with an OEM customer. Also included in the $7,361 was a write-down of $1,179 related to AnaSky inventory as the result of the Company’s decision to restructure AnaSky during fiscal year 2006 based on continued lower-than-expected sales. During the quarter ended July 31, 2006, the Company decided to close the business operations of AnaSky based on continued lower-than-expected sales, which resulted in an additional write-down of $410 of inventory. On November 1, 2006, the Company sold certain assets of AnaSky and its obligation to service previously sold products for a purchase price of $405. The $405 includes $225 in cash paid at closing, $150 in cash paid after the closing for additional inventory, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in fiscal year 2007.

As a result of continuing losses and the business outlook of its digital radiography systems business, during fiscal year 2007, the Company recorded asset impairment charges of $9,705 associated with the write-down of the digital radiography systems business assets to their estimated net realizable values as a group. Of the $9,705 asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. In August 2007, the Company notified customers of Anexa that sales and marketing of new Anexa products would cease immediately to new end-user customers, but that Analogic would continue to service and support the products currently with existing customers.

Operating Expenses

Operating expenses declined $11,494, or 9% in fiscal year 2007 as compared with fiscal year 2006 as shown below.

	Fiscal Year		Percentage of Revenue
	2007	2006	2007	2006
Research and product development	$46,955	$51,790	13.8%	14.7%
Selling and marketing	30,066	29,242	8.8%	8.3%
General and administrative	36,789	37,837	10.8%	10.8%
Voluntary retirement and other restructuring costs	—	906	0.0%	0.3%
Asset impairment charges	1,080	6,609	0.3%	1.9%

	$114,890	$126,384	33.7%	36.0%

Research and product development expenses decreased $4,835 from fiscal year 2006 to fiscal year 2007. The decrease was related primarily to less spending on engineering and development materials, a decline in the share-based compensation expense of $531, the closure of AnaSky’s business operations last year, which had research and development spending of $983 in fiscal year 2006, and implemented cost saving initiatives.

Selling and marketing expenses increased $824 from fiscal year 2006 to fiscal year 2007. The increase was due primarily to increases in sales incentive bonuses and consulting costs of $496 and $511, respectively.

General and administrative expenses decreased $1,048 from fiscal year 2006 to fiscal year 2007. The decrease was related primarily to $687 from the closure of AnaSky’s business operations last year and a decline in the share-based compensation expense of $1,107 and Sarbanes-Oxley Act compliance costs and audit fees of $2,122 from fiscal year 2006 to fiscal year 2007. These decreases were partially offset by a real estate tax abatement credit received during fiscal year 2006, which reduced spending in that period, and an increase in bonus and profit sharing costs of $1,129 from fiscal year 2006 to fiscal year 2007.

Voluntary retirement and other restructuring costs in fiscal year 2006 of $906 related to the termination of approximately 40 AnaSky employees, most of whom were engaged in product development, sales, and administrative activities. During fiscal year 2006, the Company decided to close the business operations of AnaSky based on continued lower than expected sales.

Restructuring and asset impairment charges were $1,080 for fiscal year 2007, as compared to $6,609 for fiscal year 2006. During fiscal year 2007, the Company recorded an asset impairment charge of $1,080 related to its digital radiography systems business. Included in this charge is $696 related to capitalized software still in development and $384 related to other assets. Fiscal year 2006 includes a charge of $6,609, which is made up of the following four items: a $5,808 asset impairment charge related primarily to the discontinuance of a medical CT workstation development program; a $216 impairment charge recorded for its investment in PDS based on the Company’s review for other-than-temporary impairment; a $275 impairment charge recorded for the Company’s investment in SAHCO based on a review for other-than-temporary impairment; and a $310 write-down of capital assets for AnaSky.

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

Other income was $226 and $14 for fiscal years 2007 and 2006, respectively. The increase in other income was predominantly due to foreign currency exchange gains realized by the Company’s Canadian and Danish subsidiaries. In addition, during fiscal year 2007, the Company recorded a gain of $205 from the sale of AnaSky assets, which was offset by the recovery of a $197 bad debt write-off in a prior year during fiscal year 2006.

Provision for Income Taxes

The effective tax rate for fiscal years 2007 and 2006 was a provision of 18% and a benefit of 11%, respectively. The effective tax rate for fiscal year 2007 includes a benefit of 4% in conjunction with the closure of the AnaSky business and a benefit of 5% due to the release of tax reserves resulting from the expiration of statutes of limitations on prior year tax filings and for an Internal Revenue Service (“IRS”) refund of $313. The fiscal year 2007 rate also includes the reinstatement of the U.S research and experimentation credit as of January 1, 2006 and a reduction in the Danish tax rate from 28% to 25%. The lower rate in fiscal year 2006 was due primarily to reduced income, with a tax benefit from foreign operations due to a lower foreign tax rate. Also contributing to the reduced rate for fiscal year 2006 rate was the tax reserve release of $332 for an IRS refund and a provision-to-return adjustment in the third quarter of fiscal year 2006, which provided an out-of-period tax benefit of $329.

Net Income and Diluted Income From Continuing Operations per Share

Net income and diluted net income from continuing operations per share for fiscal year 2007 and fiscal year 2006, were as follows:

	Fiscal Year
	2007	2006
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$15,380	$4,600
% of net revenue	4.5%	1.3%
Diluted income from continuing operations per share	$1.10	$0.33

Net income from continuing operations was $15,380 for fiscal year 2007 as compared to net income from continuing operations of $4,600 for fiscal year 2006. Basic and diluted income per share from continuing operations for fiscal year 2007 was $1.11 and $1.10, respectively, as compared to basic and diluted income per share from continuing operations of $0.34 and $0.33, respectively, for fiscal year 2006. Net income for fiscal years 2007 and 2006 included pre-tax charges of $9,705 and $14,876, respectively, related to asset impairments and restructuring. Net income from fiscal year 2007 also includes dividend income and a gain on sale of the Company’s 17% ownership interest in BIR, totaling $4,036.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $186,442 and $228,545 at July 31, 2008 and July 31, 2007, respectively. Working capital was $287,260 and $300,114 at July 31, 2008 and July 31, 2007,

respectively. The Company’s balance sheet reflected a decline in the current ratio to 4.9 to 1 at July 31, 2008 as compared to 5.6 to 1 at July 31, 2007, due primarily to the acquisition of Copley during the third quarter of fiscal year 2008 for an estimated purchase price, net of cash acquired, of $74,682. Liquidity has been provided principally through funds provided from operations with short-term time deposits and marketable securities available to provide additional sources of cash.

At July 31, 2008, the Company holds $69,213 of cash equivalents and marketable securities in government sponsored entities, such as the Federal Home Loan Bank, of which $43,650 have liquidated in the normal course subsequent to the balance sheet date. The Company periodically reviews its investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. The Company believes that its cash equivalents and marketable securities are appropriately valued at July 31, 2008 and is not aware of any market events to date that would impact their valuation. This could change in the future should new developments arise in the credit markets.

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

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2008, due to the short maturities of these instruments.

Cash equivalents totaled $173,912 at July 31, 2008 and consisted entirely of highly liquid investments with maturities of three months or less from the time of purchase. Held-to-maturity marketable securities having maturities from the time of purchase in excess of three months totaled $12,530 at July 31, 2008 and are stated at amortized cost, which approximates fair value.

Net cash provided by operating activities from continuing operations was $47,810 in fiscal year 2008, $34,221 in fiscal year 2007, and $12,516 in fiscal year 2006. The cash flows generated from operating activities from continuing operations in fiscal year 2008 were due primarily to net income of $23,486, the non-cash impact of voluntary retirement and other restructuring costs of $4,016, depreciation and amortization of $15,620, share-based compensation expense of $3,384, and a provision for deferred income taxes of $5,836. These amounts were partially offset by the gain on sale of other investments totaling $2,084 and a net change in operating assets and liabilities, net of acquired business, of $1,856. The net changes in operating assets and liabilities, net of acquired business, of $1,856 in fiscal year 2008 was due primarily to an increase in inventories of $5,391, an increase and refundable income taxes of $2,202, a decrease in accrued liabilities of $1,972, and a decrease in advanced payments and deferred revenue of $1,556. These changes were partially offset by a decrease in accounts receivable of $7,798 and an increase in accrued income taxes of $831.

The increase in inventories during fiscal year 2008 of $5,391 was due primarily to increased production volumes. The increase in refundable income taxes of $2,202 during fiscal year 2008 was due primarily to an increase in expected federal and state tax refunds. The decrease in accrued liabilities during fiscal year 2008 of $1,972 was due primarily to a decline in warranty costs and loss accruals for engineering. The decrease in advance payments and deferred revenue during fiscal year 2008 of $1,556 was due primarily to the recognition of approximately $2,148 in revenue, which was deferred as of July 31, 2007, as the final element of a contract without fair value that was delivered in February 2008.

The decrease in accounts receivable during fiscal year 2008 of $7,798 was due primarily to collections in the U.S. The increase in accrued income taxes of $831 during fiscal year 2008 was due primarily to an increase in uncertain tax positions.

Net cash used for investing activities was $99,050 and $1,587 in fiscal years 2008 and 2007, respectively, as compared to net cash provided by investing activities of $29,452 in fiscal year 2006. The cash used for investing activities in fiscal year 2008 was due primarily to the purchase of short-term held-to-maturity marketable securities, the acquisition of Copley, net of cash acquired, and capital expenditures of $131,223, $73,682, and $14,688, respectively, partially offset by the maturities of available-for-sale and held-to-maturity marketable securities of $120,693.

Net cash used for financing activities was $2,376 and $60,001 in fiscal years 2008 and 2007, respectively, as compared to cash provided by financing activities of $248 for fiscal year 2006. Net cash used for financing activities in fiscal year 2008 consisted of $5,340 for dividends paid to stockholders which was partially offset by cash received from the issuance of stock pursuant to the Company’s employee stock option, employee stock purchase, and non-employee director stock plans of $2,598.

The Company believes that its balances of cash and cash equivalents, marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations at July 31, 2008, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$10,717	$3,487	$4,810	$1,524	$896
Purchasing obligations	46,991	42,738	4,253	—	—

	$57,708	$46,225	$9,063	$1,524	$896

As of July 31, 2008, the total liabilities associated with uncertain tax positions under FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, were $7,840 as a result of the Company’s adoption of FIN No. 48. Due to the complexity associated with the Company’s tax uncertainties, it cannot make a reasonably reliable estimate of the period in which it expects to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

The Company currently has approximately $24,800 in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings or off-balance sheet arrangements in fiscal year 2008 or fiscal year 2007.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning on August 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determining the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP No. FAS 142-3 will have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the potential impact of SFAS No. 162 on its financial position and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position, with early application not permitted. The Company is currently evaluating the effect, if any, that the adoption of FSP No. EITF 03-6-1 will have on its financial position, results of operations and cash flows.

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

Revenue Recognition and Accounts Receivable

The Company recognizes its product revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance, provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves the Company’s facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at the shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer. The Company classifies shipping and handling invoiced to customers as revenue and the related costs in cost of sales. Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as accounts receivable with a corresponding offset recorded to sales taxes payable. These balances are removed from the consolidated balance sheet when the cash is remitted to the tax authority. The Company includes service revenue, related primarily to extended warranty contracts and repairs, in the product revenue line item of its Consolidated Statement of Operations, as they are deemed immaterial for separate classification.

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

The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company generally estimates the progress towards completion on contracts with a fixed-fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs at completion of the project or on a milestone basis, as appropriate. If the Company does not have a sufficient basis to measure progress towards completion, revenue and related costs are deferred and recognized upon completion of the contract. When total cost estimates exceed total revenues, the Company accrues for the estimated losses immediately.

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

Share-based compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment. (See Note 3 of Notes to Consolidated Financial Statements). Under SFAS No. 123(R), the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS No. 123(R), and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of the Company’s restricted stock awards based on the quoted market price of its common stock. The Company recognizes the associated share-based compensation on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on the vesting dates to reflect actual forfeitures.

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

Business Combinations

The Company applies the purchase accounting method to account for business combinations, which requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill. For those assets with finite lives, useful lives are assigned to those intangibles and their values are amortized over their remaining life. The Company reviews the intangible assets and their related useful lives as events or changes in circumstances indicate the carrying value of those assets may not be recoverable. The Company may conduct more frequent impairment assessments if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products.

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

The Company will perform annual reviews in its second quarter of each fiscal year for impairment of goodwill related to the acquisition of Copley or future acquisitions or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill may be considered to be impaired if the Company determines that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. Assessing the impairment of goodwill requires the Company to make assumptions and judgments regarding the fair value of the net assets of its reporting units. The Company estimates the fair value of its reporting units using a combination of valuation techniques, including discounted cash flows and cash earnings multiples, and compares the values to its estimated overall market capitalization.

Intangible Assets and Other Long-Lived Assets

Intangible assets consist of intellectual property, licenses, capitalized software, and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, backlog, and developed technology. Other long-lived assets consist primarily of property, plant, and equipment. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on the Company’s results of operations.

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions within which it operates. This process involves assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not more than likely, a valuation allowance must be established. To the extent a valuation allowance is established, the Company must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, the provision for income taxes and results of operations could be materially impacted. The Company establishes liabilities for possible assessments by taxing authorities resulting from known tax exposures including, but not limited to, certain tax credits and various federal, state, and foreign tax matters. The Company does not provide for U.S. Federal income taxes on undistributed earnings of all consolidated foreign subsidiaries, as such earnings are considered to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

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

The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as held to maturity. Total interest income for fiscal year 2008 was $7,936. An interest rate change of 10% would not have a material impact on the fair value of the portfolio or on future earnings.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Part IV, Item 15 in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting can be found on page 41 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company will furnish to the SEC a definitive proxy statement not later than 120 days after the close of fiscal year 2008 (the “Proxy Statement”). Certain information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Proposal 1—Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

The information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Report”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors, and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Page Number
1.	Financial Statements
	Management’s Annual Report on Internal Control over Financial Reporting	41
	Report of Independent Registered Public Accounting Firm	42
	Consolidated Balance Sheets at July 31, 2008 and 2007	44
	Consolidated Statements of Operations for the years ended July 31, 2008, 2007, and 2006	45
	Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2008, 2007, and 2006	46
	Consolidated Statements of Cash Flows for the years ended July 31, 2008, 2007, and 2006	47
	Notes to Consolidated Financial Statements	48
2.	Financial Statement Schedule II—Valuation and Qualifying Accounts	87
	Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION

	By	/s/ JAMES W. GREEN
Date: September 29, 2008		James W. Green
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES. W. GREEN James W. Green	President and Chief Executive Officer (Principal Executive Officer) and Director	September 29, 2008

/s/ JOHN J. MILLERICK John J. Millerick	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	September 29, 2008

/s/ DONALD B. MELSON Donald B. Melson	Vice President - Corporate Controller, (Principal Accounting Officer)	September 29, 2008

/s/ EDWARD F. VOBORIL Edward F. Voboril	Chairman of the Board	September 29, 2008

/s/ GERALD L. WILSON Gerald L. Wilson	Vice Chairman of the Board	September 29, 2008

/s/ M. ROSS BROWN M. Ross Brown	Director	September 29, 2008

/s/ BERNARD M. GORDON Bernard M. Gordon	Director	September 29, 2008

/s/ JAMES J. JUDGE James J. Judge	Director	September 29, 2008

/s/ MICHAEL T. MODIC Michael T. Modic	Director	September 29, 2008

/s/ FRED B. PARKS Fred B. Parks	Director	September 29, 2008

/s/ BRUCE W. STEINHAUER Bruce W. Steinhauer	Director	September 29, 2008

/s/ SOPHIE V. VANDEBROEK Sophie V. Vandebroek	Director	September 29, 2008

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

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s assessment did not include evaluating the effectiveness of internal control over financial reporting of recently acquired Copley Controls Corporation (“Copley”) or Copley’s subsidiary, the consolidated results of which are included in the Company’s fiscal year 2008 consolidated financial statements and constituted 17% of total assets as of July 31, 2008 and 4% of revenue for the year then ended. Based on this assessment, the Company’s management concluded that, as of July 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting at July 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Analogic Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1), present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2008 and July 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of August 1, 2007 and as discussed in Note 16 to the consolidated financial statements, the Company changed its method of accounting for pension obligations as of July 31, 2007.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Copley Controls Corporation, a 100% owned subsidiary, from its assessment of internal control over financial reporting as of July 31, 2008 because it acquired the Company in a business combination in fiscal year 2008. The excluded elements represent controls over accounts of approximately 17% of consolidated assets and 4% of consolidated revenues for the year ended July 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Boston, Massachusetts

September 29, 2008

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$173,912	$226,545
Marketable securities, at fair value	12,530	2,000
Accounts receivable, net of allowance for doubtful accounts of $998 and $1,427 as of July 31, 2008 and 2007, respectively	66,573	58,926
Inventories	79,197	54,413
Refundable and deferred income taxes	17,429	12,912
Other current assets	11,285	10,646

Total current assets	360,926	365,442

Property, plant, and equipment, net	90,405	80,482
Investments in and advances to affiliated companies	18	35
Capitalized software, net	4,422	2,319
Intangible assets, net	44,574	413
Goodwill	3,534	—
Other assets	1,378	9
Deferred income tax assets	5,908	10,441

Total Assets	$511,165	$459,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,329	$21,734
Accrued liabilities	34,552	26,570
Advance payments and deferred revenue	10,785	11,517
Accrued income taxes	—	5,507

Total current liabilities	73,666	65,328

Long-term liabilities:
Accrued income taxes	7,365	—
Other long-term liabilities	686	—
Deferred income tax liabilities	942	456

Total long-term liabilities	8,993	456

Commitments and guarantees (Notes 13 and 14)

Stockholders’ equity:
Common stock, $.05 par value; 30,000,000 shares authorized and 13,447,640 shares issued and outstanding as of July 31, 2008; 30,000,000 shares authorized and 13,237,554 shares issued and outstanding as of July 31, 2007	672	662
Capital in excess of par value	70,593	64,186
Retained earnings	338,669	318,284
Accumulated other comprehensive income	18,572	10,225

Total stockholders’ equity	428,506	393,357

Total Liabilities and Stockholders’ Equity	$511,165	$459,141

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended July 31,
	2008	2007	2006
Net revenue:
Product	$388,506	$312,921	$323,486
Engineering	14,089	17,182	17,859
Other	10,914	10,679	10,100

Total net revenue	413,509	340,782	351,445

Cost of sales:
Product	240,657	192,572	197,605
Engineering	14,480	15,736	19,963
Other	7,274	6,634	5,381
Asset impairment charges	—	8,625	7,361

Total cost of sales	262,411	223,567	230,310

Gross margin	151,098	117,215	121,135

Operating expenses:
Research and product development	48,947	46,955	51,790
Selling and marketing	34,528	30,066	29,242
General and administrative	39,296	36,789	37,837
Voluntary retirement and other restructuring costs	4,016	—	906
Asset impairment charges	—	1,080	6,609

Total operating expenses	126,787	114,890	126,384

Income (loss) from operations	24,311	2,325	(5,249)

Other (income) expense:
Interest income, net	(7,935)	(12,755)	(10,155)
Equity loss in unconsolidated affiliates	—	667	787
Gain on sale of other investments	(2,084)	(4,036)	—
Other, net	(715)	(226)	(14)

Total other income	(10,734)	(16,350)	(9,382)

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	35,045	18,675	4,133
Provision (benefit) for income taxes	11,559	3,295	(467)

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	23,486	15,380	4,600
Income from discontinued operations (net of a tax provision of $146 for the fiscal year ended July 31, 2006)	—	—	139
Gain on disposal of discontinued operations (net of income tax of $8,885)	—	—	20,207
Cumulative effect of change in accounting principle (net of income tax of $61)	—	—	120

Net income	$23,486	$15,380	$25,066

Basic net income per share:
Income from continuing operations	$1.78	$1.11	$0.34
Income from discontinued operations, net of tax	—	—	0.01
Gain on disposal of discontinued operations, net of tax	—	—	1.47
Cumulative effect of change in accounting principle, net of tax	—	—	0.01

Net income	$1.78	$1.11	$1.83

Diluted net income per share:
Income from continuing operations	$1.77	$1.10	$0.33
Income from discontinued operations, net of tax	—	—	0.01
Gain on disposal of discontinued operations, net of tax	—	—	1.46
Cumulative effect of change in accounting principle, net of tax	—	—	0.01

Net income	$1.77	$1.10	$1.81

Weighted average shares outstanding:
Basic	13,180	13,814	13,704
Diluted	13,290	13,946	13,853

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended July 31, 2008, 2007, and 2006

(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2005	13,804,064	$691	$47,081	$348,499	$2,886	$399,157
Shares issued for:
Stock options exercised	220,627	10	8,762	—	—	8,772
Restricted stock grants, net of cancellations	(9,979)	—	(182)	—	—	(182)
Stock purchase plan	11,090	—	450	—	—	450
Tax benefit of share-based compensation	—	—	1,431	—	—	1,431
Share-based compensation expense	—	—	3,494	—	—	3,494
Repurchase of common stock	(80,000)	(4)	(283)	(3,596)	—	(3,883)
Dividends paid ($0.38 per share)	—	—	—	(5,272)	—	(5,272)
Cumulative effect of a change in accounting principle	—	—	(181)	—	—	(181)
Comprehensive income:
Net income for the year	—	—	—	25,066	—	25,066
Translation adjustments (net of tax provision of $476)	—	—	—	—	3,172	3,172
Change in unrealized marketable securities gains and losses (net of tax provision of $12)	—	—	—	—	(99)	(99)

Total comprehensive income						28,139

Balance, July 31, 2006	13,945,802	697	60,572	364,697	5,959	431,925
Shares issued for:
Stock options exercised	123,997	6	5,127	—	—	5,133
Restricted stock grants, net of cancellations	(24,426)	(1)	(464)	—	—	(465)
Stock purchase plan	10,211	1	442	—	—	443
Tax benefit of share-based compensation	—	—	551	—	—	551
Share-based compensation expense	—	—	1,713	—	—	1,713
Repurchase of common stock	(818,030)	(41)	(3,755)	(56,204)	—	(60,000)
Dividends paid ($0.40 per share)	—	—	—	(5,589)	—	(5,589)
Cumulative effect of a change in accounting principle (net of tax benefit of $241) (Note 16)	—	—	—	—	(368)	(368)
Comprehensive income:
Net income for the year	—	—	—	15,380	—	15,380
Translation adjustments (net of tax provision of $276)	—	—	—	—	4,652	4,652
Change in unrealized marketable securities gains and losses	—	—	—	—	(18)	(18)

Total comprehensive income						20,014

Balance, July 31, 2007	13,237,554	662	64,186	318,284	10,225	393,357
Shares issued for:
Stock options exercised	64,560	3	2,657	—	—	2,660
Restricted stock grants, net of cancellations	138,629	7	(458)	—	—	(451)
Stock purchase plan	6,897	—	389	—	—	389
Tax benefit of share-based compensation	—	—	435	—	—	435
Share-based compensation expense	—	—	3,384	—	—	3,384
Dividends paid ($0.40 per share)	—	—	—	(5,340)	—	(5,340)
Cumulative effect of a change in accounting principle (Note 17)	—	—	—	2,239	—	2,239
Comprehensive income:
Net income for the year	—	—	—	23,486	—	23,486
Actuarial gain on pension plan (net of tax provision of $178)	—	—	—	—	271	271
Translation adjustments (net of tax provision of $162)	—	—	—	—	8,076	8,076

Total comprehensive income						31,833

Balance, July 31, 2008	13,447,640	$672	$70,593	$338,669	$18,572	$428,506

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended July 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$23,486	$15,380	$25,066
Less:
Income from discontinued operations	—	—	139
Gain on disposal of discontinued operations	—	—	20,207

Income from continuing operations	$23,486	$15,380	$4,720
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	5,836	(2,806)	(7,405)
Depreciation and amortization	15,620	14,565	16,356
Cumulative effect of change on accounting principle	—	—	(120)
Allowance for doubtful accounts and notes receivable	(29)	450	(116)
Gain on sale of other investments	(2,084)	(4,036)	—
Net gain on sale of AnaSky Limited (“AnaSky”), formerly known as SKY Computers, Inc., assets and property, plant, and equipment	(197)	(80)	(14)
Equity loss in unconsolidated affiliates	—	667	787
Voluntary retirement and other restructuring costs	4,016	—	906
Asset impairment charges	—	9,705	13,970
Share-based compensation expense	3,384	1,713	3,494
Excess tax benefit from share-based compensation	(366)	(477)	(363)
Net changes in operating assets and liabilities, net of acquired business (Note 19)	(1,856)	(860)	(19,699)

NET CASH PROVIDED BY CONTINUING OPERATIONS	47,810	34,221	12,516

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	1,465

NET CASH PROVIDED BY OPERATING ACTIVITIES	47,810	34,221	13,981
INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	17	16	(1,274)
Additions to property, plant, and equipment	(14,688)	(8,988)	(13,692)
Acquisition of business, net of cash acquired	(73,682)	—	—
Capitalized software development costs	(2,719)	(1,295)	(1,109)
Purchase of short-term held-to-maturity marketable securities	(131,223)	—	—
Maturities of short-term held-to-maturity marketable securities	118,693	—	—
Maturities of short-term available-for-sale marketable securities	2,000	3,800	6,345
Proceeds from the sale of Camtronics Medical Systems, Ltd. (“Camtronics”)	—	—	38,906
Proceeds from the sale of other investments	2,084	4,236	—
Proceeds from the sale of AnaSky assets and property, plant, and equipment	468	644	276

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(99,050)	(1,587)	29,452

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, and non-employee director stock plan	2,598	5,111	9,040
Excess tax benefit from share-based compensation	366	477	363
Purchase of common stock	—	(60,000)	(3,883)
Dividends paid to shareholders	(5,340)	(5,589)	(5,272)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(2,376)	(60,001)	248

EFFECT OF EXCHANGE RATE INCREASE ON CASH OF CONTINUING OPERATIONS	983	1,505	610
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,633)	(25,862)	44,291
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	226,545	252,407	208,116

CASH AND CASH EQUIVALENTS, END OF PERIOD	$173,912	$226,545	$252,407

Cash paid during the period for:
Income taxes, net	$9,362	$5,367	$18,631
Interest	1	86	68

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Summary of business operations and significant accounting policies:

Business operations:

Analogic Corporation was incorporated in the Commonwealth of Massachusetts in November 1967. Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture and sale of high performance data acquisition and signal processing instruments to Original Equipment Manufacturers (“OEMs”) for use in advanced health and security systems and subsystems. In addition, one of Analogic’s subsidiaries sells products under its own name directly to niche clinical ultrasound end-user markets.

The Company reports its financial condition and results of operations on a fiscal year basis ending on July 31st of each year.

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

(b) Inventories:

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycle, and changes in technology. A variety of methodologies are used to determine the amount of inventory write-downs necessary for excess and obsolete inventory. The write-downs are based upon the age of the inventory, lower of cost or market, along with other significant management judgments concerning future demands for the inventory. Once recorded, inventory valuation provisions are not subsequently reversed, unless the inventory is used or disposed of.

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

Property, plant, and equipment consisted of the following:

	July 31,
	2008	2007
Property, plant, and equipment:
Land and land improvements	$7,096	$6,668
Building and improvements	74,369	70,858
Leasehold and capital lease improvements	9,416	8,454
Manufacturing equipment	121,918	109,792
Furniture, fixtures, and computer equipment	56,156	51,009
Motor vehicles	1,983	1,665

	270,938	248,446
Less accumulated depreciation and amortization	(180,533)	(167,964)

	$90,405	$80,482

Total depreciation of property, plant, and equipment was $12,209, $11,766 and $11,809 for fiscal years 2008, 2007, and 2006, respectively. The Company did not capitalize any interest in fiscal years 2008, 2007, or 2006.

(d) Revenue recognition and accounts receivable:

The Company recognizes its product revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Revenue related to product sales is recognized upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

recognized upon customer acceptance, provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves the Company’s facilities. When shipping terms or local laws do not allow for passage of title and risk of loss at the shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer. The Company classifies shipping and handling invoiced to customers as revenue and the related costs in cost of sales. Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as accounts receivable with a corresponding offset recorded to sales taxes payable. These balances are removed from the consolidated balance sheet when the cash is remitted to the tax authority. The Company includes service revenue, related primarily to extended warranty contracts and repairs, in the product revenue line item of its Consolidated Statement of Operations as they are deemed immaterial for separate classification.

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

The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company generally estimates the progress towards completion on contracts with a fixed-fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs at completion of the project or on a milestone basis, as appropriate. If the Company does not have a sufficient basis to measure progress towards completion, revenue and related costs are deferred and recognized upon completion of the contract. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately.

Deferred revenue is comprised of: (1) maintenance and other service revenues for which payment has been received and for which services have not yet been performed; and (2) revenues related to delivered components

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

(f) Research and development and capitalized software development costs:

Research and product development costs are expensed as incurred and include primarily engineering salaries, share-based compensation, overhead and materials used in connection with research and product development projects.

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Technological feasibility is demonstrated by the completion of a detailed program design. Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense of software development expense was $926, $739, and $1,157 in fiscal years 2008, 2007, and 2006, respectively, and is included in product cost of sales. The unamortized balance of capitalized software was $4,422 and $2,319 at July 31, 2008 and 2007, respectively.

(g) Income taxes:

The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of asset and liabilities for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. The Company does not provide for U.S. Federal income taxes on undistributed earnings of all consolidated foreign subsidiaries as such earnings are considered to be indefinitely reinvested in those operations. For disclosure purposes, calculations of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(h) Net income per share:

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and restricted stock.

(i) Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. Cash and cash equivalents, primarily in short-term investments of government agencies discounted notes, amounted to $173,912 and $226,545 at July 31, 2008 and 2007, respectively.

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

(k) Marketable securities:

The Company’s marketable securities are categorized as available-for-sale and held-to-maturity securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized marketable securities gains and losses are reflected as a net amount under the caption of accumulated other comprehensive income within the statement of stockholders’ equity. Realized gains and losses are recorded within the statements of operations under the caption other income or expenses. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

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

(m) Comprehensive income:

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity. Other comprehensive income consists of reported net income plus foreign currency translation gains (net of

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

taxes), changes in the unrealized value of marketable securities (net of taxes), actuarial gains on pension plan assets (net of taxes). As of July 31, 2008 and 2007, accumulated other comprehensive income in stockholders equity totaled $18,572 and $10,225, respectively.

(n) Share-Based Compensation

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

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of the Company’s restricted stock awards based on the quoted market price of its common stock. The Company recognizes the associated share-based compensation on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on the vesting dates to reflect actual forfeitures.

(o) Fair value of financial instruments:

The carrying amounts of cash equivalents, and receivables approximate fair value. The fair values of marketable securities are estimated based on quoted market price for these securities.

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

(q) Segment information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of X-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, orthopedic, and general radiology applications; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection systems and subsystems.

(r) Translation of foreign currencies:

The assets and liabilities of the Company’s foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow), excluding long-term intercompany receivables, payables, and investments, are included in operations in the period in which they occur and are reflected in the results of operations in other income, net. The Company had foreign exchange gains totaling $440 in fiscal year 2008, foreign exchange gains totaling $63 in fiscal year 2007, and foreign exchange losses totaling $161 in fiscal year 2006.

(s) Business Combinations:

In accordance with the purchase method of accounting and SFAS No. 141, “Business Combinations”, the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. Costs to acquire the business, including transaction costs, are allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

As part the allocation of purchase price, the Company records liabilities, including idle facility space and certain employee severance costs, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.

(t) Intangible assets and goodwill:

Intangible assets consist of intellectual property, licenses, capitalized software, and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, backlog, and developed technology. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on the Company’s results of operations.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company performs annual reviews in its second quarter of each fiscal year for impairment of goodwill related to the acquisitions or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill may be considered to be impaired if the Company determines that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. Assessing the impairment of goodwill requires the Company to make assumptions and judgments regarding the fair value of the net assets of its reporting units. The Company estimates the fair value of its reporting units using a combination of valuation techniques, including discounted cash flows and cash earnings multiples, and compares the values to its estimated overall market capitalization.

(u) New accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 prescribes a single definition of fair value as the price that is received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for the Company’s interim reporting period beginning August 1, 2008. In February 2008, the FASB issued a Staff Position that has (1) partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS No. 157. The Company is currently evaluating the potential impact of the adoption of SFAS No. 157 on its consolidated financial position, results of operations, and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the Company beginning on August 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determining the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP No. FAS 142-3 will have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the potential impact of SFAS No. 162 on its financial position and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position, with early application not permitted. The Company is currently evaluating the effect, if any, that the adoption of FSP No. EITF 03-6-1 will have on its financial position, results of operations and cash flows.

(v) Basis of presentation:

Certain prior years’ financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications did not impact net income.

2. Discontinued operations:

During the second quarter of fiscal year 2006, the Company sold its wholly owned subsidiary, Camtronics, for $40,000 in cash, and realized net proceeds of $38,906 after transactional costs. The Company recorded a net gain on the sale of Camtronics of $20,207, net of a tax provision of $8,885, or $1.46 per diluted share. In determining the gain, the Company also provided for estimated indemnification and tax liabilities of $2,406.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenues and net income for Camtronics in fiscal year 2006 were as follows:

Year Ended
2006
Total net sales	$11,495
Net income	139

3. Share-based payment:

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations for fiscal years 2008, 2007, and 2006:

	Year Ended July 31,
	2008	2007	2006
Cost of product sales	$213	$157	$225
Research and product development	884	561	1,092
Selling and marketing	131	162	237
General and administrative	2,156	833	1,940

Share-based compensation expense before tax	3,384	1,713	3,494
Income tax benefit	(646)	(530)	(859)

Net share-based compensation expense	$2,738	$1,183	$2,635

Effect on net income per share:
Basic	(0.21)	(0.09)	(0.19)
Diluted	(0.21)	(0.08)	(0.19)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s outstanding stock options granted during fiscal years 2008, 2007, and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2008, 2007, and 2006 as follows:

	Year Ended July 31,
	2008	2007	2006
Expected option term (1)	4.75 years	5.04 years	5.25 years
Expected volatility factor (2)	31%	31%	30%
Risk-free interest rate (3)	4.71%	4.71%	3.94%
Expected annual dividend yield	0.6%	0.6%	0.7%

(1)	The option life was determined by estimating the expected option life, using either historical data or the simplified method under SAB No. 107, “Share-Based Payment”.
(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

On January 28, 2008, the Company’s stockholders approved a new share-based director compensation plan for the non-employee members of the Company’s Board of Directors (the “Board”) named the “Analogic Corporation Non-Employee Director Stock Plan” (the “Director Plan”). During fiscal year 2008, 1,104 shares were granted under this plan.

The Director Plan provides for an Annual Share Retainer to be granted to each participant on each February 1. The Annual Share Retainer for calendar year 2008 had a value of $35. Each participant may elect to receive some or all of (i) his or her Annual Share Retainer for a given calendar year or (ii) his or her Annual Cash Retainer (which consists of the annual base cash compensation he or she receives for service on the Board and on any committees of the Board, and, if applicable, all other compensation received for service as Chairman of the Board and as a Committee Chairman) in the form of “Deferred Stock Units”, as elected by the participant no later than December 15 of the preceding calendar year. The value of the Deferred Stock Units credited to this account change in relation to changes in the value of a share of the Company’s common stock. Additional Deferred Stock Units are credited to this account based on the value of dividend equivalents that are earned on Deferred Stock Units, and which will be equal to dividends that are paid on a corresponding number of shares of common stock. The payout of the deferred stock units value shall be made in a single cash payment within thirty days following a Director’s termination of service on the Board or sooner, if so elected by the Director. During fiscal year 2008, approximately $245 of Annual Share Retainers and $13 of Annual Cash Retainers were deferred into approximately 4,065 Deferred Stock Units at a weighted average price of $63.35 per share. Dividend equivalents on these deferred stock units were deferred into approximately 13 Deferred Stock Units during fiscal year 2008.

During fiscal year 2007, the Company’s stockholders approved two share-based compensation plans, named the “2007 Stock Option Plan” and the “2007 Restricted Stock Plan”.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During fiscal year 2008, the Committee granted target awards of 100,183 shares (the “2008—2010 award”) of performance contingent restricted stock under the Company’s 2007 Restricted Stock Plan, of which 2,111 shares have been forfeited. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle. The performance goal for the 2008—2010 award is based solely on the cumulative growth of an adjusted earnings per share metric. The actual number of shares to be issued will be determined at the end of a three-year performance cycle and can range from zero to 200% of the target award, or up to 200,366 shares, and also includes payment of dividend equivalents on the actual number of shares earned. The maximum compensation expense for the 2008—2010 award is $11,599 based on a weighted-average grant date fair value of $59.13 per share. Compensation expense is being recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of the three-year performance cycle. Since it is still early in the three-year performance cycle, only 63,316 shares, or a value of $3,744, was deemed probable of vesting as of July 31, 2008 as compared to the target award of 100,183 shares. During fiscal year 2008, $1,020 of compensation expense was recognized for the 2008-2010 award based on the amount of shares deemed probable of vesting.

Prior to fiscal year 2007, the Company had two key employee stock option plans (one of which has lapsed as to the granting of options), two key employee stock bonus plans, two non-employee director stock option plans (one of which has lapsed as to the granting of options), and one employee stock purchase plan.

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

Under the Company’s key employee stock bonus plans, restricted common stock may be granted to key employees under terms and conditions as determined by the Board. Generally, participants under the stock bonus plans may not dispose or otherwise transfer stock granted for three years from date of grant. Stock granted under these plans generally vest in four equal installments beginning in the third year from the date of grant.

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

The fair value of each option granted under the employee stock purchase plan was estimated on the expected grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2008	2007	2006
Expected option term	.5 years	.5 years	.5 years
Expected volatility factor	33%	37%	25%
Risk-free interest rate	4.40%	5.19%	3.43%
Expected annual dividend yield	0.6%	0.7%	0.7%

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At July 31, 2008, 1,496,353 shares were reserved for grant under the above stock option, bonus and purchase plans.

The following table sets forth the stock option and restricted stock transactions for fiscal year 2008:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock		Performance-Based Unvested Performance Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2007	338,588	$47.55	4.15	$8,954	86,490	$46.54	—	$—
Granted	42,500	68.51			52,118	63.25	100,183	59.13
Exercised	(64,560)	41.22
Vesting of restricted stock	—				(25,353)	43.08	—	0.00
Cancelled (forfeited and expired)	(29,660)	53.48			(8,143)	43.88	(2,111)	58.85

Outstanding at July 31, 2008	286,868	51.47	4.29	$6,238	105,112	55.87	98,072	59.13

Options vested or expected to vest at July 31, 2008	258,995	50.62	4.12	5,851

Options exercisable at July 31, 2008	138,474	44.76	2.71	3,935

The weighted average fair value of stock options granted during fiscal years 2008, 2007, and 2006 was $22.46, $21.49, and $15.33 per share, respectively.

During fiscal years 2008, 2007, and 2006, the total intrinsic value of options exercised (i.e., the difference between the market price and the price paid by the employee to exercise the options) was $1,750, $2,890, and $4,009, respectively, and the total amount of cash received from the exercise of these options was $2,661, $5,133, and $8,772, respectively. The total fair value of restricted stock grants that vested during fiscal years 2008, 2007, and 2006 was $1,774, $2,109, and $2,410, respectively.

The following table summarizes information about stock options outstanding at July 31, 2008:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number of Shares	Weighted Average of Remaining Contract Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$36.00 - $41.32	76,121	2.57	$40.38	50,925	$39.93
41.34 - 49.52	76,997	3.59	44.56	49,999	44.13
51.67 - 64.70	96,750	4.58	58.24	37,550	52.15
66.47 - 75.35	37,000	8.50	70.96	—	—

36.00 - 75.35	286,868	4.29	51.47	138,474	44.76

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of July 31, 2008, there was $5,812 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock bonus plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The Company amortizes stock-based compensation on the straight-line method.

The actual tax benefit realized for the tax deductions from option exercises totaled $366, $818, and $1,402 for fiscal years 2008, 2007, and 2006, respectively.

4. Business combination

On April 14, 2008, the Company acquired all of the outstanding capital stock of Copley Controls Corporation (“Copley”). Copley is a leading supplier of gradient amplifiers for Magnetic Resonance Imaging (“MRI”) and precision motion control systems used in computer-controlled automation systems. This acquisition will enable the Company to expand its product offerings to its OEM customers, pursue new opportunities in Asia, enhance its position as a leading provider of medical subsystems for MRI scanners, and provide additional opportunities in the high-technology automation market.

The estimated purchase price, net of cash acquired, was approximately $74,682, which consisted of $76,875 of cash paid upon closing, $734 of transaction costs, which primarily consisted of fees incurred by the Company for financial advisory, legal and accounting services, $1,066 for estimated working capital adjustment payments, of which the entire amount was paid prior to July 31, 2008, and a current estimate of $1,000 due to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes, net of cash acquired of $4,993. A reconciliation of the total estimated purchase price, net of cash acquired, is below:

Total cash paid upon closing	$76,875
Estimated transaction costs incurred by the Company	734

Total amounts paid upon or as part of closing	77,609
Estimated working capital adjustment payments	1,066
Estimated reimbursement of tax consequences	1,000

Total estimated purchase price	$79,675
Cash acquired	(4,993)

Total estimated purchase price, net of cash acquired	$74,682

The total amount paid through July 31, 2008, net of cash acquired, was $73,682.

The Company’s consolidated financial statements include the results of Copley from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following represents the purchase price allocation as of April 14, 2008:

Current assets		$35,686
Property, plant, and equipment		3,912
Goodwill		3,534
Intangible assets:
Developed technology (weighted-average useful life of 11 years)	11,771
Customer relationships (weighted-average useful life of 14 years)	25,200
Tradename (indefinite life)	7,607
Backlog (estimated useful life of 0.5 years)	2,063

Total intangible assets		46,641
Current liabilities		(10,098)

Total purchase price		$79,675

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for Copley products and services. The fair value of developed technology and tradename intangible assets were based upon the relief from royalty approach while the customer relationship and backlog intangible assets were based on the income approach. The rate used to discount the estimated future net cash flows to their present values for each intangible asset was based upon a weighted average cost of capital ranging from 15.5% to 20.0%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Copley.

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

In connection with the acquisition of Copley, the Company commenced integration activities which have resulted in recognizing $1,276 in liabilities for personnel-related costs and $150 for idle facility space. The Company expects to pay the liabilities associated with the personnel-related costs and idle facility space through the fiscal year 2009. Approximately $50 of payments have been made as of July 31, 2008.

The following pro forma information gives effect to the acquisition of Copley as if the acquisition occurred at the beginning of each period for which pro forma results have been shown. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	Year Ended July 31,
	2008	2007
Net revenue	$471,204	$422,358
Net income	21,977	14,949
Net income per share, basic	$1.67	$1.08
Net income per share, diluted	$1.65	$1.07

The pro forma results for each of fiscal years 2008 and 2007 include $3,661 of expenses related to the amortization of the backlog intangible asset and inventory fair value adjustment from the purchase accounting. The backlog and inventory valuation adjustment will be completely amortized over 6 and 3 months, respectively, from the date of acquisition.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Voluntary retirement and other restructuring costs:

In May 2008, the Company notified approximately 32 employees in various departments of the organization that they would be terminated by July 31, 2008. The cost associated with these terminations, which included severance and personnel related costs, was $597 and recorded as a voluntary retirement and other restructuring cost in fiscal year 2008.

On June 4, 2008, the Company announced a voluntary retirement program for all of its U.S. employees, under which the retirements are expected to be substantially completed by September 30, 2008. The total costs under this program for the 52 employees who participated in the program, including severance and personnel related costs, was approximately $3,419 and recorded as a voluntary retirement and other restructuring cost during fiscal year 2008. As part of this program, Edmund F. Becker, Jr., the former Executive Vice President and Chief Operating Officer of the Company, voluntarily retired from employment with the Company on July 31, 2008.

Of the $4,016 voluntary retirement and other restructuring costs totaling in fiscal year 2008, $3,624, $46, $77, and $269 was recorded in Medical Imaging Products, Digital Radiography Products, B-K Medical, and Security Technology Products, respectively.

During fiscal year 2006, the Company decided to close the business operations of its wholly owned subsidiary, AnaSky, based on continued lower than expected sales. The closing of AnaSky involved the termination of approximately 40 employees, most of whom were engaged in product development, sales, and administrative activities. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a voluntary retirement and other restructuring cost of $906 in fiscal year 2006 for severance.

The following table summarizes accrued voluntary retirement and other restructuring costs activity from July 31, 2005 through July 31, 2008:

	Involuntary Employee Severance	Voluntary Retirement Program	Copley Acquisition	Total
Balance at July 31, 2005	$—	$—	$—	$—
Restructuring charges	906	—	—	906
Cash payments	(644)	—	—	(644)

Balance at July 31, 2006	262	—	—	262
Restructuring charge	—	—	—	—
Cash payments	(262)	—	—	(262)

Balance at July 31, 2007	—	—	—	—
Restructuring charge	597	—	—	597
Copley acquisition restructuring accrual	—	—	1,426	1,426
Voluntary retirement costs	—	3,419	—	3,419
Cash payments	(288)	(24)	(50)	(362)

Balance at July 31, 2008	$309	$3,395	$1,376	$5,080

The $1,426 Copley acquisition restructuring accrual was included in the Copley purchase price allocation and is not included in operating expenses in the Company’s Consolidated Statements of Operations under the caption “Voluntary retirement and other restructuring costs”.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The cash expenditures subsequent to July 31, 2008 will approximate $4,980 in employee severance, of which all will be paid within the next 12 months.

6. Asset impairment charges:

Cost of Sales

During fiscal years 2007 and 2006, the Company incurred asset impairment charges as cost of sales in the Company’s Consolidated Statements of Operations under the caption “Asset impairment charges” as follows:

	Year Ended July 31,
	2007	2006
Medical Technology Products:
Digital Radiography Products:
Assets related to the digital radiography systems business	$8,625	$—
Medical Imaging Products:
Inventory of CT Medical Program	—	5,772

Corporate and other:
Inventory of AnaSky	—	1,589

Total	$8,625	$7,361

Assets related to the digital radiography systems business

As a result of continuing losses in its digital radiography systems business and the related business outlook, the Company evaluated the net realizability of all of the assets related to this business at October 31, 2006. As a result, the Company recorded an asset impairment charge of $9,705 associated with the write-down of the Company’s digital radiography systems business assets to their estimated fair values as a group based upon the present value of estimated future cash flows of the business. Of the $9,705 in asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. Amounts recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets.

During fiscal year 2007, the Company continued to consider several alternatives regarding how to reduce future losses of the digital radiography systems business. In August 2007, the Company notified customers of its subsidiary, ANEXA Corporation (“Anexa”), which is part of the Digital Radiography Products segment, that sales and marketing of Anexa products would cease immediately to new end-user customers, but that Analogic would continue to service and support the products currently with existing customers.

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

Inventory of AnaSky

During fiscal year 2006, the Company decided to close the business operations of AnaSky based on continued lower than expected sales. The closing of AnaSky involved the write-down of certain inventory. In

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

accordance with SFAS No. 146, the Company recorded a total asset impairment charge of $1,589 in fiscal year 2006 for a write-down of inventory within the cost of sales in the Consolidated Statements of Operations under the caption “Asset impairment charges”.

Operating Expenses

During fiscal years 2007 and 2006, the Company recorded asset impairment charges as an operating expense in the Company’s Consolidated Statements of Operations under the caption “Asset impairment charges” as follows:

	Year Ended July 31,
	2007	2006
Medical Technology Products:
Medical Imaging Products:
Shenzhen Anke High Tech Co. Ltd (“SAHCO”)	$—	$275
PhotoDetection Systems, Inc. (“PDS”)	—	216
Capitalized software of CT Medical Program	—	5,808
Digital Radiography Products:
Assets related to the digital radiography systems business	1,080	—
Corporate and other:
AnaSky	—	310

Total	$1,080	$6,609

Assets related to the digital radiography systems business

Of the $9,705 in asset impairment charges related to the digital radiography systems business, $1,080 was recorded to operating expenses. The $1,080 asset impairment charge included $696 related to capitalized software under development at the time and $384 related to other assets.

SAHCO

The Company had a 25% and 45% equity interest in SAHCO, located in the People’s Republic of China, at July 31, 2008 and 2007, respectively. The Company reviewed this investment for other-than-temporary impairment in accordance with APB No. 18, “The Equity Method of Accounting for Investment in Common Stock”, and determined that at January 31, 2006, its investment in SAHCO was impaired based on its current fair value. In the second quarter of fiscal year 2006, the Company recorded an asset impairment charge of $275 related to this investment which represented the remaining book value of this investment. See Note 12 for further discussion regarding SAHCO.

PDS

The Company reviewed its investment in PDS for other-than- temporary impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and determined that, at October 31, 2005, its investment in PDS was impaired based on its current fair value, and therefore, recorded an asset impairment charge of $216 in the quarter ended October 31, 2005. During fiscal year 2005, the Company recorded asset impairment charges in PDS of $2,160, based on its current fair value. See Note 12 for further discussion regarding PDS.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Capitalized software of CT Medical Program

The Company had capitalized $5,808 in software development costs of which $3,850 related to a medical CT workstation project and $1,958 related to a medical CT development program. The objective of the medical CT workstation program was to broaden the current market opportunity for the Company’s CT Medical scanner back end subsystem by developing a front end system which would provide a complete solution for its customers. During the fourth quarter of fiscal year 2006, management concluded that significant additional investment would be required to complete the development efforts on this front-end system and decided to no longer pursue its development efforts, and recorded an impairment charge of $3,850. With regard to the medical CT development program, in the fourth quarter of fiscal year 2006, the Company evaluated viability of this capitalized software with respect to future use and realizability and, based on this evaluation, the Company recorded an impairment charge of $1,958.

AnaSky

During fiscal year 2006, the Company decided to close the business operations of AnaSky based on continued lower than expected sales. The closing of AnaSky involved the write-down of certain capital assets. In accordance with SFAS No. 146, the Company recorded a total asset impairment charge of $310 in fiscal year 2006 for a write-down of capital assets within the operating expenses in the Consolidated Statements of Operations under the caption “Asset impairment charges”.

On November 1, 2006, the Company sold certain assets and liabilities of AnaSky, including its obligation to service previously sold products, for $405. The $405 includes $225 in cash paid at closing, $150 in cash paid in December 2006, and the assumption of $30 in liabilities. The Company recorded a gain of $205 from the sale in fiscal year 2007.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the computation of basic and diluted net income per share for fiscal years 2008, 2007, and 2006:

	(In thousands, except per share data)
	Year Ended July, 31
	2008	2007	2006
Income from continuing operations	$23,486	$15,380	$4,600
Income from discontinued operations, net of tax	—	—	139
Gain on disposal of discontinued operations, net of tax	—	—	20,207
Cumulative effect of change in accounting principle, net of tax	—	—	120

Net income	$23,486	$15,380	$25,066

Weighted average number of common shares outstanding-basic	13,180	13,814	13,704
Effect of dilutive securities:
Stock options and restricted stock	110	132	149

Weighted average number of common shares outstanding-diluted	13,290	13,946	13,853

Basic net income per share, net of tax:
Income from continuing operations	$1.78	$1.11	$0.34
Income from discontinued operations, net of tax	—	—	0.01
Gain on disposal of discontinued operations, net of tax	—	—	1.47
Cumulative effect of change in accounting principle, net of tax	—	—	0.01

Net income	$1.78	$1.11	$1.83

Diluted net income per share, net of tax:
Income from continuing operations	$1.77	$1.10	$0.33
Income from discontinued operations, net of tax	—	—	0.01
Gain on disposal of discontinued operations, net of tax	—	—	1.46
Cumulative effect of change in accounting principle, net of tax	—	—	0.01

Net income	$1.77	$1.10	$1.81

Anti-dilutive shares related to outstanding stock options	77	67	205

Anti-dilutive shares related to outstanding stock options may become dilutive in future years.

8. Risks and uncertainties:

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Customers

The Company had two customers, as set forth in the table below, who accounted for 10% or more of the net product and engineering revenue during fiscal years 2008, 2007, and 2006.

	Year Ended July 31,
	2008	2007	2006
Customer 1	17%	18%	19%
Customer 2	11%	11%	17%

Customer 1’s product and engineering revenues are in the Medical Imaging Products and Digital Radiography Products segment and Customer 2’s product and engineering revenues are in the Security Technology Products segment.

The Company’s ten largest customers as a group accounted for 67%, 68%, and 70% of the Company’s net product and engineering revenue for fiscal years 2008, 2007, and 2006, respectively. There were no customers that accounted for 10% or more of the Company’s net accounts receivable at July 31, 2008 and 2007.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. Marketable securities:

Marketable securities are categorized as available-for-sale securities and summarized as follows:

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
July 31, 2008
Held-to-Maturity Securities
U.S. government sponsored enterprise discount notes	$12,530	$—	$—	$12,530

July 31, 2007
Available-for-Sale Securities
Debt securities issued by various state and local municipalities and agencies	2,000	—	—	2,000

All investments held at July 31, 2008 are due within one year.

There are no realized gains or losses on marketable securities, as the Company has not sold any marketable securities during the periods presented and cost has approximated fair value at the maturity dates.

10. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,
	2008	2007
Inventories:
Raw materials	$43,689	$27,825
Work-in-process	16,893	13,499
Finished goods	18,615	13,089

	$79,197	$54,413

Accrued liabilities:
Accrued employee compensation and benefits	$17,413	$12,964
Accrued voluntary retirement and restructuring costs	5,080	—
Accrued warranty	5,403	5,241
Other	6,656	8,365

	$34,552	$26,570

Advance payments and deferred revenue:
Deferred revenue	$8,569	$10,311
Ramp-up funds	414	454
Customer deposits	1,802	752

	$10,785	$11,517

The inventories balance increase of $24,784 to $79,197 at July 31, 2008 from $54,413 at July 31, 2007 is due primarily to the acquisition of Copley, which accounted for $17,493 of inventories at July 31, 2008. Also contributing to the increase was increased production volumes and foreign currency exchange.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Goodwill and other intangible assets:

The carrying amount of the goodwill at July 31, 2008 of $3,534 is from the acquisition of Copley completed on April 14, 2008. The increase in intangible assets to $54,905 at July 31, 2008 from $8,264 at July 31, 2007 is due to the acquisition of Copley on April 14, 2008.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and a trade name. The estimated useful lives for all of these intangible assets, excluding the trade name as it is considered to have an indefinite life, are 0.5 to 14 years.

Intangible assets at July 31, 2008 and 2007 consisted of the following:

	July 31, 2008			July 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$11,771	$322	$11,449	$—	$—	$—
Customer relationships	25,200	529	24,671	—	—	—
Tradename	7,607	—	7,607	—	—	—
Backlog	2,063	1,216	847	—	—	—
Intellectual property	8,264	8,264	—	8,264	7,851	413

Total	$54,905	$10,331	$44,574	$8,264	$7,851	$413

Amortization expense related to acquired intangible assets was $2,441, $1,662, and $1,626 for fiscal years 2008, 2007, and 2006, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2009	$3,782
2010	2,931
2011	2,931
2012	2,931
2013	2,931

$15,506

12. Investments in and advances to affiliated companies:

SAHCO

On January 30, 2008, the Company entered into a shares purchase agreement (the “Shares Purchase Agreement”) with Chonqing Anke Medical Equipment Co. (“CA”) pursuant to which the Company agreed to sell to CA 20% of its existing 45% equity interest in SAHCO for aggregate cash consideration of US $2,000. Upon conclusion of the transaction in July 2008, Analogic held a 25% equity interest in SAHCO. The Company recognized a $2,000 gain on investment in fiscal year 2008 when it was received in July 2008.

Prior to fiscal year 2008, the Company determined that $275 in receivables due from SAHCO were not probable of being collected and as a result recorded bad debt expense of $275. In December 2007, the Company collected approximately $132 of the original receivable due from SAHCO and reduced the bad debt allowance by

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

$132 during fiscal year 2008. On January 30, 2008, in conjunction with the Shares Purchase Agreement, the Company and CA entered into a debt repayment agreement for the remaining outstanding receivable of $143 and an additional $500 due under a license agreement that the Company had not recorded as revenue in a prior period due to the uncertainty of it being collected. The $643 was received by the Company in February 2008 and the Company recorded a reduction to the bad debt allowance of $143 and revenue of $500 fiscal year 2008.

During fiscal year 2006, the Company recorded $455 of expense as its share of equity losses, and $474 of income as its share of gains in SAHCO in fiscal year 2005. Also, during fiscal year 2006, the Company reviewed this investment for other-than-temporary impairment in accordance with APB No. 18, and determined that its investment in SAHCO was impaired based on its fair value. The Company recorded an asset impairment charge related to this investment of $275, which represented the Company’s book value. The carrying value of the Company’s investment in SAHCO was $0 at July 31, 2008 and 2007.

PDS

PDS is a privately held company that develops proprietary detection systems for high-performance Positron Emission Tomography (“PET”), a rapidly growing medical diagnostic imaging modality. PET scanning is a tool in the diagnosis and management of cancer, specifically for detecting early-stage tumors and determining tissue characteristics before and after treatment. Prior to February 2006, the Company accounted for its investment in PDS under the cost method. In February 2006, the Company elected to convert the outstanding principal represented by a convertible promissory note and to exercise a warrant received into shares of PDS Series B Convertible Participating Preferred Stock, increasing the Company’s equity interest in PDS to 44%. Following the increase in equity interest, the Company re-evaluated the accounting for its investment in PDS, including the consideration of FASB Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, and determined that its investment should be accounted for under the equity method. The Company evaluated the change from cost to equity method under APB No. 18, and determined that no adjustment was required. The carrying value of the Company’s investment in PDS was $0 at July 31, 2008 and 2007.

During fiscal year 2008, the Company’s equity interest in PDS declined to 26% at July 31, 2008 due to a capital restructuring in fiscal year 2008. Pursuant to the capital restructuring in fiscal year 2008, the Company surrendered shares of PDS Series B Convertible Participating Preferred Stock held by the Company, converted the remainder of the PDS Series B Convertible Participating Preferred Stock held by the Company into PDS common stock, and converted $4,483 in outstanding notes into PDS common stock. Certain contractual arrangements, pursuant to which the Company would have had in certain circumstances have the right, or could have been required, to purchase the outstanding equity of PDS were terminated. PDS and the Company also entered into a Marketing Support Agreement and a general release of claims. Subject to the infusion of additional capital by a third party shareholder in PDS, the Company’s equity interest could be reduced to approximately 20%.

Bio-Imaging Research, Inc. (“BIR”)

On May 23, 2007, BIR, of which the Company had approximately a 17% ownership interest, declared a dividend, of which $1,429 was paid to the Company on May 24, 2007. This investment was being accounted for under the cost method and as of April 30, 2007 the book value was $200. On May 24, 2007, the Company sold its entire ownership interest in BIR for approximately $3,714, of which $2,807 was paid in cash upon closing and the remaining $907 will be held in escrow for a period of up to two years from the date of closing to secure any

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

indemnification claims. The Company recorded income before taxes on the sale and related dividend income of approximately $4,036 during the fourth quarter of fiscal year 2007 based on the cash received. The escrowed balance, less any amounts used to satisfy indemnification claims, will be recognized as income as the cash is received. On September 4, 2007, the Company received $84 of the $907 held in escrow, which was recorded as a gain on sale of other investments in fiscal year 2008.

13. Commitments and guarantees:

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Also, to the extent permitted by Massachusetts law, the Company’s Articles of Organization require the Company to indemnify directors of the Company and the Company’s by-laws require the Company to indemnify the present or former directors and officers of the Company and also permit indemnification of other employees and agents of the Company for whom the Board from time to time authorizes indemnification. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Because no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles of Organization or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements and requirements as of July 31, 2008.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company determined are within the scope of FIN No. 45.

The Company’s standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2008.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the Company’s product warranty liability for the years then ended:

	July 31,
	2008	2007
Balance at the beginning of the period	$5,241	$4,777
Accrual	4,258	6,018
Acquired in acquisition of Copley	1,468	—
Settlements made in cash or in kind during the period	(5,564)	(5,554)

Balance at the end of the period	$5,403	$5,241

The Company currently has approximately $24,800 in revolving credit facilities with various banks available for direct borrowings. There were no direct borrowings in fiscal years 2008, 2007, or 2006.

14. Leases and other commitments:

Certain of the Company’s subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with the Company’s operating leases was approximately $2,205, $1,625, and $1,418 in fiscal years 2008, 2007 and 2006, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 2008:

Operating Leases
Fiscal Year
2009	$3,487
2010	2,725
2011	2,085
2012	898
2013	626
Thereafter	896

$10,717

At July 31, 2008, the Company had outstanding non-cancelable purchase orders aggregating $46,991. The purchase orders are for manufacturing and non-manufacturing related goods and services.

15. Other (income) expense:

Other income consists primarily of interest income on short- and long-term marketable securities, gain or (loss) attributable to investments on unconsolidated affiliates, which the Company accounts for under the cost or equity method, foreign exchange gains (losses), and income (loss) on the sale of property, plant and equipment.

The Company recorded a gain on sale of other investments for fiscal year 2008 of $2,000 from the sale of 20% of its 45% equity interest in SAHCO (for a remaining interest of 25%). The Company recorded income before taxes on the sale of its investment in BIR and related dividend income of approximately $84 and $4,036 during fiscal years 2008 and 2007, respectively, based on the cash received. See Note 12 for further discussion of these transactions.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In fiscal years 2008 and 2007, the Company had foreign exchange gains of $440 and $63, respectively, versus a foreign exchange loss of $161 in fiscal year 2006, with respect to inter-company transactions.

16. Retirement Plans:

401(k) Plan

The Company has a qualified retirement plan called the Analogic 401(k) Plan (the “Plan”) to provide retirement income for eligible employees through employee contributions and employer contributions from the Company. Employer contributions are discretionary and may be in the form of a direct profit sharing contribution or a discretionary matching contribution as determined and approved by the Board. The Company contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. All contributions vest immediately.

The Plan, as allowed under Section 401(k) of the Internal Revenue Code, permits tax-deferred salary/wage deductions for eligible employees. Employees may contribute from 1% to 80% of their eligible compensation to the Plan, limited to a maximum annual amount as determined by the Internal Revenue Service.

Beginning in fiscal year 2003, the Company decided to contribute 5% of its net income, as defined by the Plan, to the Plan. Beginning in fiscal year 2007, the Company decided to contribute to the Plan, the greater of 5% of its net income, as defined by the Plan, or $1,200. The Company, after further review of the Plan and with Board approval, made the decision to increase the contribution for fiscal year 2007 from $1,200 to $1,471. The Company’s contributions to the Plan totaled $1,285, $1,471, and $1,303, in fiscal years 2008, 2007, and 2006, respectively. Beginning in fiscal year 2009, the Company will begin matching employee contributions up to 4% of eligible compensation.

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

Effective July 31, 2007, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The incremental effects of the initial adoption of SFAS No. 158 on the Company’s Consolidated Balance Sheet at July 31, 2007 were as follows:

	Before Application of SFAS No. 158	SFAS No. 158 Adjustments	After Application of SFAS No. 158
Other current assets	$11,255	$(609)	$10,646
Refundable and deferred income taxes	23,112	241	23,353
Total assets	459,509	(368)	459,141
Total liabilities	65,784	—	65,784
Accumulated other comprehensive income	10,593	(368)	10,225
Total stockholders’ equity	393,725	(368)	393,357
Total liabilities and stockholders’ equity	459,509	(368)	459,141

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During fiscal year 2008, the balance in accumulated other comprehensive income increased by $271, net of tax provision of $178, due to actuarial gains.

Anrad Plan Participants

The number of participants was as follows at July 31, 2008:

Active employees	96
Vested former employees	8
Retirees and beneficiaries	2

Total	106

The estimated net prior service cost, net transition asset, and net actuarial loss for the Anrad Plan that are expected to be amortized from stockholders’ equity into pension cost in fiscal year 2009 are $9, $26, and $0, respectively. Comparable amortized amounts of net prior service cost, net transition asset, and net actuarial loss in fiscal year 2008 were $9, $25, and $15, respectively.

Net Periodic Benefit Cost

	July 31,
	2008	2007	2006
Service cost	$804	$722	$548
Interest cost	310	277	204
Expected return on plan assets	(370)	(245)	(168)
Amortization of transition asset obligations	(26)	(24)	(23)
Amortization of prior service costs	10	9	8
Amortization of net actuarial loss recognized	(16)	59	26

Total cost	$712	$798	$595

Actuarial Assumptions

Actuarial assumptions for the Anrad Plan are described below. The discount rates at July 31 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year.

	July 31,
	2008	2007	2006
Discount rate	6.50%	5.75%	5.50%
Expected return on assets	6.50%	6.50%	6.50%
Salary increase	4.00%	3.75%	4.00%

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Funding Policy

The funding policy for the Anrad Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. During fiscal years 2008, 2007, and 2006 the Company made contributions to the Anrad Plan of $1,275, $1,531, and $1,045, respectively, and made payments for benefits and administrative expenses of $449, $687, and $288, respectively. In fiscal year 2009, the Company expects to make contributions and payments for benefits and administrative expenses of $1,219 and $147, respectively.

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

Projected Benefit Obligation

	2008	2007
Balance at August 1	$4,385	$4,359
Current service cost	804	722
Foreign currency exchange loss	188	253
Interest cost	310	277
Net actuarial gain	(1,050)	(562)
Benefit payments	(418)	(664)

Balance at July 31	$4,219	$4,385

Accumulated Benefit Obligation

ABO balances for the Anrad Plan were $2,438 and $2,433 at July 31, 2008 and 2007, respectively.

Fair Value of Plan Assets

	2008	2007
Balance at August 1	$4,832	$3,279
Actual return on plan assets	(195)	416
Employer contributions	1,275	1,531
Benefits paid	(419)	(664)
Foreign currency exchange gain	187	270

Balance at July 31	$5,680	$4,832

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Plan Asset Allocation

The Anrad Plan assets are held in trust, as follows:

	July 31, 2008		July 31, 2007
	Target allocation	Actual allocation	Actual allocation
Equity securities	65.0%	64.0%	64.8%
Debt securities	35.0%	36.0%	35.2%

Total	100.0%	100.0%	100.0%

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

Estimated Future Benefit Payments

Estimated future benefit payments under the Anrad Plan are as follows:

2009	2010	2011	2012	2013	2014-17
$ 116	$130	$141	$155	$166	$1,133

Prepaid Pension Asset

The Company’s recorded assets and liabilities for the Anrad Plan were as follows:

	July 31,
	2008	2007
Prepaid pension asset	$1,621	$1,056
Accumulated other comprehensive income	(160)	(609)

Net amount recognized on the balance sheet	$1,461	$447

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17. Income taxes:

The components of the provision (benefit) for income taxes on operations are as follows:

	July 31,
	2008	2007	2006
Current income taxes (benefit):
Federal	$5,255	$5,534	$5,750
State	21	580	(394)
Foreign	447	178	984

	5,723	6,292	6,340

Deferred income taxes (benefit):
Federal	5,024	(2,818)	(6,895)
State	134	(58)	680
Foreign	678	(121)	(592)

	5,836	(2,997)	(6,807)

	$11,559	$3,295	$(467)

Income (loss) from continuing operations before income taxes from domestic and foreign operations is as follows:

	July 31,
	2008	2007	2006
Domestic	$32,272	$20,691	$5,626
Foreign	2,773	(2,016)	(1,493)

	$35,045	$18,675	$4,133

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the deferred tax assets and liabilities are as follows:

July 31, 2008	Deferred Tax Assets	Deferred Tax Liabilities
Deferred Revenue	$1,127	$—
Intangibles	3,742	364
Depreciation	—	2,061
Bad debt	137	—
Capitalized interest and other costs	243	140
Inventory	4,295	32
Warranty	1,851	—
Benefit plans	2,499	—
Indemnification accruals	133	—
Unrealized gain/loss	2,921	1,850
Capitalized software, net	—	1,158
State net operating loss	—	—
Foreign tax credit carryforwards	303	—
Foreign net operating loss	1,928	—
State tax credit carryforwards	2,826	—
Comprehensive income	—	851
Miscellaneous	941	40

	22,946	6,496
Valuation allowance	(4,647)	—

	$18,299	$6,496

July 31, 2007	Deferred Tax Assets	Deferred Tax Liabilities
Deferred Revenue	$1,172	$—
Intangibles	5,667	291
Depreciation	—	2,968
Bad debt	136	—
Capitalized interest and other costs	227	267
Inventory	5,196	—
Warranty	1,796	—
Benefit plans	1,709	—
Indemnification accruals	134	—
Unrealized gain/loss	6,771	1,751
Capitalized software, net	—	289
State net operating loss	193	—
Foreign tax credit carryforwards	303	—
Foreign net operating loss	1,712	—
State tax credit carryforwards	2,304	—
Comprehensive income	—	511
Miscellaneous	641	41

	27,961	6,118
Valuation allowance	(3,864)	—

	$24,097	$6,118

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,
	2008	2007	2006
U.S. Federal statutory tax rate	35%	35%	35%
Export sales benefit	0%	-1%	-4%
State income taxes, net of federal tax benefit	-1%	0%	-17%
Incentive stock options net of disqualified dispositions	1%	1%	8%
Domestic production benefit	-1%	-1%	-4%
Dividends received deduction	0%	-2%	0%
Gain (loss) on investment	0%	-4%	-13%
Tax exempt interest	0%	0%	-3%
General business credit	-1%	-5%	-4%
Valuation allowance	1%	3%	19%
Effect of international operations	-3%	-6%	-32%
Increase (decrease) in tax reserves	3%	-1%	3%
Other items, net	-1%	-1%	1%

Effective tax rate	33%	18%	-11%

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

As of July 31, 2008, the Company had net operating loss carryforwards in Belgium and Germany of approximately $5,201 and $360, respectively, which have no expiration date. As of July 31, 2008, the Company also had state tax credit carryforwards of $4,348 which will expire in 2023.

Management has determined that it is more likely than not that the Company will not recognize the benefit of certain foreign losses, state losses, and tax credits and as a result, valuation allowances have been established at July 31, 2008 and July 31, 2007. The change in the valuation allowance in fiscal year 2008 is primarily the result of income in Belgium, the currency effects of a weaker U.S. dollar, and the addition of state tax credits where use cannot be assured. It is reasonably possible that the valuation allowance for Belgium could reverse within the next twelve months.

The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, at the beginning of fiscal year 2008. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. As a result of the implementation of FIN No. 48, the Company recognized a net increase of $2,239 to the August 1, 2007 retained earnings balance, which consisted of a non-current other asset and accrued income taxes of $3,806 and $1,567, respectively. At the adoption date of August 1, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $17,359. The unrecognized tax benefits have increased to $18,296 at July 31, 2008 and if recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $18,296 would reduce the Company’s effective tax rate.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the changes in the Company’s unrecognized income tax benefits for fiscal year 2008:

Balance as of August 1, 2007	$17,359
Increases based on tax positions related to current year	798
Increases for tax positions of prior years	167
Decreases for tax positions of prior years	(47)
Decreases due to settlements with taxing authorities	—
Decreases due to lapse of the applicable statute of limitations	(68)
Adjustment due to foreign exchange rate	87

Balance as of July 31, 2008	$18,296

Net interest as of July 31, 2008	$1,460

Refundable and deferred income taxes at July 31, 2008 consisted of deferred tax assets of $6,742 and refundable income tax assets of $10,687. The refundable income tax assets include federal and state refunds that are expected to be received within the next twelve months. Non-current other assets include a receivable of $1,105 for state tax refunds, which result from R&D credit claims not expected to be received within the next twelve months.

Analogic and its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters through fiscal year 2002. As of July 31, 2008, Analogic is under audit by the Internal Revenue Service for fiscal years 2003, 2004, and 2007. It is not yet known when the audits will be completed, although the audits for fiscal years 2003 and 2004 can reasonably be expected to be completed within the next twelve months. The Company also has an unresolved state tax audit currently under appeal. It is reasonably possible that a reduction in the unrecognized tax benefits may occur as a result of one or both of the matters concluding, but quantification of an estimated range cannot be made at this time. In the next four fiscal quarters, the statute of limitations may close on the 2005 federal and state income tax returns and it is reasonably expected that net unrecognized benefits of $420 from these jurisdictions may be recognized within the next four quarters.

Within the next four fiscal quarters, the statute of limitations will close on the 2003 and 2004 tax returns filed in various foreign jurisdictions. As a result, it is reasonably expected that net unrecognized tax benefits from these foreign jurisdictions may be recognized within the next four fiscal quarters. The recognition of these tax benefits is not expected to have a material impact on the Company’s financial statements.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At the date of adoption of FIN No. 48 on August 1, 2007 and at July 31, 2008, the Company had approximately $1,025 and $1,460, respectively, accrued for interest on unrecognized tax benefits.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18. Quarterly results of operations (unaudited):

The following is a summary of unaudited quarterly results of operations for fiscal year 2008 and fiscal year 2007:

	For the Quarters Ended
	October 31, 2006	January 31, 2007	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008	April 30, 2008	July 31, 2008

Revenues	$75,602	$88,358	$83,889	$92,933	$94,201	$99,400	$102,768	$117,140
Gross margin(A)	18,038	32,642	32,777	33,758	34,817	37,340	38,332	40,609

Net income (loss)(B)	$(5,360)	$5,420	$6,998	$8,322	$6,388	$7,147	$6,679	$3,272

Net income (loss) per share:
Basic	$(0.39)	$0.39	$0.51	$0.60	$0.49	$0.54	$0.51	$0.24
Diluted	$(0.39)	$0.39	$0.50	$0.60	$0.48	$0.54	$0.50	$0.25
Shares used in computing net income (loss) per share:
Basic	13,827	13,866	13,874	13,670	13,089	13,174	13,222	13,234
Diluted	13,827	13,982	14,003	13,842	13,216	13,271	13,318	13,352

(A)	The Company recorded an asset impairment charge of $8,625 for the quarter ended October 31, 2006.

(B)	The Company recorded an asset impairment charge of $9,705 for the quarter ended October 31, 2006 and voluntary retirements and other restructuring costs of $4,016 in the quarter ended July 31, 2008.

Also, the Company recorded gains on the sale of other investments as follows:

•	$4,036 and $84 for the quarters ended July 31, 2007 and October 31, 2007 related to the Company’s sale of its equity interest in BIR.

•	$2,000 for the quarter ended July 31, 2008 related to the sale of 20% of the Company’s 45% equity interest in SAHCO (for a remaining interest of 25%).

19. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Year Ended July 31,
	2008	2007	2006
Accounts and notes receivable	$7,798	$(6,042)	$(481)
Accounts receivable from affiliates	—	—	688
Inventories	(5,391)	(1,532)	(850)
Refundable income taxes	(2,202)	—	—
Other assets	433	(1,435)	115
Accounts payable, trade	203	3,974	(3,495)
Accrued liabilities	(1,972)	1,135	3,374
Advance payments and deferred revenue	(1,556)	2,543	(5,217)
Accrued income taxes	831	497	(13,833)

Net changes in operating assets and liabilities	$(1,856)	$(860)	$(19,699)

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supplemental disclosure of non-cash investing activities:

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

20. Segment and geographic information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of X-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, orthopedic, and general radiology applications; and B-K Medical for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below presents information about the Company’s reportable segments:

	Year Ended July 31,
	2008	2007	2006
Revenues:
Medical technology products from external customers:
Medical imaging products(A)	$231,680	$190,670	$165,578
Digital radiography products	28,120	18,089	27,594
B-K Medical	92,968	80,790	74,072

	352,768	289,549	267,244
Security technology products from external customers	49,827	40,554	64,311
Corporate and other	10,914	10,679	19,890

Total	$413,509	$340,782	$351,445

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle:
Medical technology products:
Medical imaging products(B)	$20,865	$25,489	$(618)
Digital radiography products(C)	(5,206)	(26,301)	(16,194)
B-K Medical(D)	6,008	4,966	2,387

	21,667	4,154	(14,425)
Security technology products(E)	4,953	(3,784)	9,969
Corporate and other(F)	8,425	18,305	8,589

Total	$35,045	$18,675	$4,133

	July 31,
	2008	2007
Identifiable assets:
Medical imaging products(G)	$146,854	$53,657
Digital radiography products	35,122	26,656
B-K Medical	101,455	86,266
Security technology products	13,011	18,434
Corporate and other(H)	214,723	274,128

Total	$511,165	$459,141

(A)	Includes Copley revenues of $18,300 for fiscal year 2008.
(B)	Includes voluntary retirement and other restructuring costs of $3,624 for fiscal year 2008. Fiscal year 2006 includes asset impairment charges of $12,071 related to the write-down of $11,580 of inventories and capitalized software of two medical CT development programs due to the uncertainty of their future use and realizability, and $491 related to the write-down of certain assets to their net realizable values.

Includes Copley loss before income taxes of $2,328 for fiscal year 2008.

(C)	Includes voluntary retirement and other restructuring costs of $46 for fiscal year 2008. Includes asset impairment charges of $9,705 related to the Company’s digital radiography systems business for fiscal year 2007.
(D)	Includes voluntary retirement and other restructuring costs of $77 for fiscal year 2008.
(E)	Includes voluntary retirement and other restructuring costs of $269 for fiscal year 2008.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(F)	Includes the gains on the sales of interests in SAHCO and BIR of $2,000 and $84, respectively, as well as interest income of $6,699 in fiscal year 2008. Includes the gains on the sales of AnaSky assets and interest in BIR of $205 and $4,036, respectively, as well as interest income of $12,155 in fiscal year 2007. Includes interest income of $9,643, which is partially offset by restructuring and asset impairment charges of $2,805 related to the restructuring of AnaSky operations in fiscal year 2006.
(G)	Includes Copley assets of $88,732 at July 31, 2008, which includes $44,574 of net intangible assets and $3,534 of goodwill.
(H)	Includes cash equivalents and marketable securities of $132,433 and $193,654 as of July 31, 2008 and 2007, respectively.

Information regarding geographic areas for fiscal years 2008, 2007, and 2006 are as follows:

Fiscal Year		United States	Japan	Germany	Other	Total
2008	Revenue from external customers	$182,882	$84,862	$42,863	$102,902	$413,509
	Long-lived assets	53,515	—	—	41,312	94,827

2007	Revenue from external customers	$163,164	$59,254	$35,910	$82,454	340,782
	Long-lived assets	48,361	—	—	34,440	82,801

2006	Revenue from external customers	177,850	67,649	33,678	72,268	351,445
	Long-lived assets	51,447	—	—	33,076	84,523

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

22. Related party transactions:

At July 31, 2008 and 2007, the Company had a net receivable of $245 and $0, respectively, from its affiliate, SAHCO. Sales to SAHCO for fiscal years 2008, 2007, and 2006 were approximately $989, $94, and $1,102, respectively.

During fiscal years 2008, 2007, and 2006, Ross Brown, who serves on the Board, received payments from the Company of $4, $216, and $40 respectively, for consulting services provided to the Company.

During fiscal year 2007, John A. Tarello, who served on the Board, received payment of $200 from the Company for consulting services provided to the Company.

During fiscal years 2007 and 2006, the Company received approximately $2 and $59, respectively, from Neurologica Corporation, of which Bernard M. Gordon, a member of the Board, is the Executive Chairman, related primarily to certain contract manufacturing activities.

23. Subsequent events:

On September 25, 2008, the Company announced that its Board, on September 22, 2008, declared a dividend of $0.10 per common share payable on October 20, 2008 to shareholders of record on October 6, 2008.

ANALOGIC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Profit and Loss or Income	Additions Charged to Other Accounts	Deductions From Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Year ended July 31, 2008	$1,427	$459	$—	$(400)	$(488)	$998
Year ended July 31, 2007	1,017	450	—	(40)	—	1,427
Year ended July 31, 2006	1,973	(116)	—	(840)	—	1,017

Description	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Year ended July 31, 2008 income tax valuation allowance	$3,864	$934	(A)	$—	$(151	)(B)	$4,647
Year ended July 31, 2007 income tax valuation allowance	3,094	808	(C)	—	(38	)(D)	3,864
Year ended July 31, 2006 income tax valuation allowance	1,418	1,693	(E)	—	(17	)(F)	3,094

(A)	Represents the increase in valuation allowance for Belgium losses and state tax credits.
(B)	Represents the decrease in valuation allowance for state tax losses.
(C)	Represents the increase in valuation allowance resulting from additional unused state tax credits.
(D)	Represents the decrease of the valuation allowance in Belgium.
(E)	Represents the increase in valuation allowance resulting from additional losses in Belgium and the establishment of a valuation allowance for state tax credits.
(F)	Represents the decrease of the valuation allowance in Singapore.

INDEX TO EXHIBITS

		Title	Incorporated by Reference to
	2.1	Shares Purchase Agreement, dated as of January 30, 2008, between Analogic Corporation and Chonqing Anke Medical Equipment Co.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.2	Termination Agreement, dated as of January 30, 2008, between Analogic Corporation and Shenzhen Anke High-Tech Company Limited	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.3	Agreement and Plan of Merger, dated as of March 5, 2008, by and among Analogic Corporation, Canton Merger Corporation, Copley Controls Corporation (“Copley”), the Principal Shareholders of Copley named therein, the Additional Shareholders of Copley named therein and Matthew Lorber, as the Securityholders’ Representative	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2008

	3.1	Restated Articles of Organization, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008

	3.2	By-laws, as amended	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 1, 2008

	10.1	Land Disposition Agreement by and between City of Peabody Community Development Authority and Analogic Corporation	Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981

*	10.2	Form of Indemnity Agreement	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

*	10.3	Form of Indemnity Agreement for Directors and Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2007

*	10.4	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2006

*	10.5	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.6	Employee Qualified Stock Purchase Plan dated June 10, 1986, as amended October 9, 1997 and October 15, 2002	Exhibit 10.1 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on July 24, 2003

*	10.7	Key Employee Incentive Stock Option Plan dated June 11, 1993, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.8	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

		Title	Incorporated by Reference to
*	10.9	Form of Stock Option Grant for 1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.10	Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.11	Form of Stock Options Grant for Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.12	Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004

*	10.13	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.14	2007 Stock Option Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.15	Form of Stock Option Award Agreement for 2007 Stock Option Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.16	2007 Restricted Stock Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.17	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.18	Non-Employee Director Stock Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008

*	10.19	Nonqualified Deferred Compensation Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008

*	10.20	Analogic 401(k) Plan (January 1, 2007 Restatement)	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.21	Form of Notice to Executive Officers in the Analogic Corporation Annual Incentive Plan for Fiscal Year 2008	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007

*	10.22	Severance and Settlement Agreement and Release between Analogic Corporation and John W. Wood Jr., dated January 29, 2007	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.23	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007 and accepted and agreed to by Mr. Green on May 1, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007

		Title	Incorporated by Reference to
*	10.24	Letter Agreement, dated as of November 23, 2007, between Analogic Corporation and Bernard M. Gordon	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2007

*	10.25	Separation Agreement, dated as of January 31, 2008, between Analogic Corporation and Alex A. Van Adzin	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008

*	10.26	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007

*	10.27	Form of Change of Control Agreement for Certain Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007

	10.28	Secondary sale of common shares of Cedara Software	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2005

	10.29	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005

	21	List of Subsidiaries

	23	Consent of PricewaterhouseCoopers LLP

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement