Form 10-Q
period 2008-10-31
ANALOGIC CORP
filed 2008-12-10
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

The number of shares of Common Stock outstanding at November 28, 2008 was 13,238,023.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	October 31, 2008	July 31, 2008
Assets

Current assets:
Cash and cash equivalents	$111,224	$173,912
Marketable securities, at fair value	50,257	12,530
Accounts receivable, net of allowance for doubtful accounts of $587 and $998 at October 31, 2008 and July 31, 2008, respectively	64,144	66,573
Inventories	79,161	79,197
Refundable and deferred income taxes	19,310	17,429
Other current assets	14,098	11,285

Total current assets	338,194	360,926

Property, plant, and equipment, net	83,919	90,405
Investments in and advances to affiliated companies	20	18
Capitalized software, net	4,206	4,422
Intangible assets, net	42,979	44,574
Goodwill	3,068	3,534
Other assets	1,366	1,378
Deferred income tax assets	6,605	5,908

Total Assets	$480,357	$511,165

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$28,668	$28,329
Accrued liabilities	22,279	34,552
Advance payments and deferred revenue	10,391	10,785

Total current liabilities	61,338	73,666

Long-term liabilities:
Accrued income taxes	7,365	7,365
Other long term liabilities	409	686
Deferred income taxes liabilities	585	942

Total long-term liabilities	8,359	8,993

Commitments and guarantees (Note 15)

Stockholders’ equity:
Common stock, $.05 par value	672	672
Capital in excess of par value	71,969	70,593
Retained earnings	334,616	338,669
Accumulated other comprehensive income	3,403	18,572

Total stockholders’ equity	410,660	428,506

Total Liabilities and Stockholders’ Equity	$480,357	$511,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2008	2007
Net revenue:
Product	$94,947	$85,311
Engineering	3,493	5,515
Other	3,112	3,375

Total net revenue	101,552	94,201

Cost of sales:
Product	65,278	52,049
Engineering	3,190	5,456
Other	1,789	1,879

Total cost of sales	70,257	59,384

Gross margin	31,295	34,817

Operating expenses:
Research and product development	12,567	11,182
Selling and marketing	9,684	7,802
General and administrative	10,628	9,440

Total operating expenses	32,879	28,424

Income (loss) from operations	(1,584)	6,393

Other income:
Interest income, net	(1,008)	(2,703)
Other, net	(433)	(439)

Total other income	(1,441)	(3,142)

Income (loss) before income taxes	(143)	9,535
Provision (benefit) for income taxes	(463)	3,147

Net income	$320	$6,388

Net income per share:
Basic	$0.02	$0.49

Diluted	$0.02	$0.48

Weighted-average shares outstanding:
Basic	13,240	13,089

Diluted	13,356	13,216

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$320	$6,388

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(2,597)	3,238
Depreciation and amortization	5,035	3,502
Allowance for doubtful accounts and notes receivable	3	68
Gain on sale of other investments	—	(84)
Net loss (gain) on sale of property, plant, and equipment	17	(20)
Share-based compensation expense	1,662	398
Excess tax benefit from share-based compensation	(15)	(137)
Net changes in operating assets and liabilities (Note 12)	(17,738)	(1,410)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(13,313)	11,943

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(3,551)	(3,125)
Capitalized software development costs	(611)	(569)
Purchase of short-term held-to-maturity marketable securities	(50,257)	(47,845)
Maturities of short-term held-to-maturity marketable securities	12,530	—
Maturities of long-term available-for-sale marketable securities	—	2,000
Proceeds from the sale of other investments	—	84
Proceeds from the sale of property, plant, and equipment	43	102
Investments in and advances to affiliated companies	(2)	—

NET CASH USED FOR INVESTING ACTIVITIES	(41,848)	(49,353)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	172	890
Excess tax benefit from share-based compensation	15	137
Purchase of common stock	(3,502)	—
Dividends paid to shareholders	(1,347)	(1,325)

NET CASH USED FOR FINANCING ACTIVITIES	(4,662)	(298)

EFFECT OF EXCHANGE RATE INCREASE ON CASH	(2,865)	(50)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(62,688)	$(37,758)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173,912	226,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,224	$188,787

Cash paid during the period for:
Income taxes, net	$119	$226
Interest	—	9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture, and sale of high performance data acquisition and signal processing instruments to Original Equipment Manufacturers (“OEMs”) for use in advanced health and security systems and subsystems. One of Analogic’s subsidiaries sells products under its own name directly to niche clinical ultrasound end-user markets. Analogic’s top ten customers combined for approximately 70% of the Company’s total product and engineering revenue for the three months ended October 31, 2008 and 2007. One customer also accounted for 15% of net accounts receivable at October 31, 2008.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three months ended October 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2009 (“fiscal year 2009”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2008 (“fiscal year 2008”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008. The accompanying Consolidated Balance Sheet as of July 31, 2008 contains data derived from audited financial statements.

2. Recent accounting pronouncements:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, on August 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During calendar year 2008, the Financial Accounting Standards Board (“FASB”) issued the following amendments to SFAS No. 157:

•

FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, amends SFAS No. 157 to remove certain leasing transactions from its scope.

•

FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, delays the effective date of SFAS No. 157 from fiscal year 2008 to the fiscal year ending July 31, 2010 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its financial position and results of operations.

•

FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective upon issuance on October 10, 2008, including for prior periods for which financial statements have not been issued.

The Company adopted FSP No. FAS 157-1 and FSP No. 157-3 in the first quarter of fiscal year 2009 concurrent with the adoption of SFAS No. 157. The adoption of the SFAS No. 157, as amended, did not have an impact on the Company’s financial position or results of operations. See Note 4 for additional SFAS No. 157 disclosures.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS No. 159 on August 1, 2008 concurrent with its adoption of SFAS No. 157. The adoption of the SFAS No. 159 did not have an impact on the Company’s financial position or results of operations.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP No. FAS 142-3 will have a material impact on its consolidated results of operations, financial position, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the potential impact of SFAS No. 162 on its financial position and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP, with early application not permitted. The Company is currently evaluating the effect, if any, that the adoption of FSP No. EITF 03-6-1 will have on its financial position, results of operations and cash flows.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended October 31,
	2008	2007
Cost of product sales	$81	$28
Research and product development	367	93
Selling and marketing	174	(44)
General and administrative	1,040	321

Share-based compensation expense before tax	1,662	398
Income tax effect	468	122

Net share-based compensation expense	$1,194	$276

Beginning in fiscal year 2008, the Company’s Compensation Committee (the “Committee”) began granting performance contingent restricted stock awards. From August 1, 2007 through October 31, 2008, the Committee granted awards for a target of 140,510 performance contingent restricted stock shares (“performance awards”) under the Company’s 2007 Restricted Stock Plan, of which 2,111 shares have been forfeited. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle, which is July 31, 2010 for 100,183 shares granted in fiscal year 2008 and July 31, 2011 for 40,327 shares granted in fiscal year 2009. The performance goal for the performance awards is based solely on the cumulative growth of an adjusted earnings per share metric. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to 200% of the target award, or up to 269,658 shares, and also includes payment of dividends on the actual number of shares earned. The maximum compensation expense for the performance awards is $16,215 based on a weighted-average grant date fair value of $60.13 per share. Compensation expense is being recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of each three-year performance cycle. As of October 31, 2008, the Company estimated only total awards covering 88,802 shares with a value of $5,338 were deemed probable of vesting as compared to total awards covering 138,399 shares. During the three months ended October 31, 2008 and 2007, compensation expense of $420 and $0, respectively, was recognized for the performance awards based on the amount of shares deemed probable of vesting. No compensation expense was recognized in the three months ended October 31, 2007, as it was not deemed probable that any shares would vest at the end of the three-year performance cycle.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s Common Stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s outstanding stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity-based awards.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted-average grant-date fair values of options granted were $22.07 and $23.92 per share during the three months ended October 31, 2008 and 2007, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended October 31,
	2008	2007
Expected option term (1)	4.7 years	4.7 years
Expected volatility factor (2)	34%	31%
Risk-free interest rate (3)	3.04%	4.71%
Expected annual dividend yield	0.6%	0.6%

(1)    The option life was determined by estimating the expected option life using historical data.

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

The weighted-average fair values of the options granted under the employee stock purchase plan were $12.89 and $13.27 per share during the three months ended October 31, 2008 and 2007, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended October 31,
	2008	2007
Expected option term	.5 years	.5 years
Expected volatility factor	40%	24%
Risk-free interest rate	3.95%	5.02%
Expected annual dividend yield	0.6%	0.5%

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the stock option and restricted stock transactions from July 31, 2008 to October 31, 2008:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock		Performance-Based Unvested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2008	286,868	$51.47	4.29	$6,238	105,112	$55.71	98,072	$59.13

Granted	125,939	62.83			44,126	62.56	40,327	62.56
Exercised	(4,475)	44.26
Vesting of restricted stock	—				(9,493)	47.32	—	—
Cancelled (forfeited and expired)	(6,813)	42.00			(8,921)	65.45	—	—

Outstanding at October 31, 2008	401,519	55.27	5.02	$353	130,824	57.97	138,399	60.13

Options vested or expected to vest at October 31, 2008 (1)	363,599	54.53	4.87	349

Options exercisable at October 31, 2008	151,587	45.22	2.73	290

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

4. Marketable securities and fair value:

Effective August 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for its financial assets and liabilities that are re-measured at fair value at each reporting period. In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS No. 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are measured at fair value at least annually did not have an impact on the financial position or results of operations of the Company. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires enhanced disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s cash equivalents and marketable securities are comprised primarily of certificates of deposits and U.S. government and agency discount notes. In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value as of October 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Money market fund included in cash and cash equivalents	$1,040	$—	$—	$1,040

The Company did not have any financial liabilities measured at fair value under SFAS No. 157 at October 31, 2008 and July 31, 2008.

The following tables summarize the composition of the Company’s marketable securities at October 31, 2008 and July 31, 2008.

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
October 31, 2008
Held-to-Maturity Securities
U.S. government and agency discount notes	$10,257	$—	$—	$10,257
Certificates of deposit	40,000	—	—	40,000

Total	$50,257	$—	$—	$50,257

July 31, 2008
Held-to-Maturity Securities
U.S. government and agency discount notes	$12,530	—	—	$12,530

All marketable securities held at October 31, 2008 mature within one year of that date.

There are no realized gains or losses on marketable securities, as the cost has approximated fair value at the maturity dates.

5. Business combination

On April 14, 2008, the Company acquired all of the outstanding capital stock of Copley Controls Corporation (“Copley”). Copley is a supplier of gradient amplifiers for Magnetic Resonance Imaging (“MRI”) and precision motion control systems used in computer-controlled automation systems. This acquisition has enabled the Company to expand its product offerings to its OEM customers, pursue new opportunities in Asia, enhance its position as a provider of medical subsystems for MRI scanners, and provide additional opportunities in the high-technology automation market.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following represents the purchase price allocation as of April 14, 2008:

Current assets		$36,152
Property, plant, and equipment		3,912
Goodwill		3,068
Intangible assets:
Developed technology (weighted-average useful life of 11 years)	11,771
Customer relationships (weighted-average useful life of 14 years)	25,200
Tradename (indefinite life)	7,607
Backlog (estimated useful life of 0.5 years)	2,063

Total intangible assets		46,641
Current liabilities		(10,098)

Total purchase price		$79,675

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

In connection with the acquisition of Copley, the Company commenced integration activities which have resulted in recognizing $1,276 in liabilities for personnel-related costs and $150 for idle facility space. The Company expects to pay a substantial amount of the liabilities associated with the personnel-related costs and idle facility space through fiscal year 2009. Approximately $163 of payments have been made as of October 31, 2008.

The following pro forma information gives effect to the acquisition of Copley as if the acquisition occurred at the beginning of the prior year comparative period for which pro forma results have been shown. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented:

Three Months Ended October 31, 2007
Net revenue	$115,780
Net income	6,079
Net income per share, basic	0.46
Net income per share, diluted	0.46

The pro forma results for the three months ended October 31, 2007 include $1,043 and $1,598 of expenses related to the amortization of the backlog intangible asset and inventory fair value adjustment from the purchase accounting, respectively. The backlog and inventory valuation adjustment will be completely amortized over 6 and 3 months, respectively, from the date of acquisition.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Goodwill and other intangible assets:

The carrying amount of the goodwill at October 31, 2008 and July 31, 2008 of $3,068 and $3,534, respectively, is from the acquisition of Copley. The decrease in goodwill of $466 from July 31, 2008 to October 31, 2008 is due to an adjustment to the purchase price allocation.

Intangible assets at October 31, 2008 and July 31, 2008 consisted of the following:

	October 31, 2008			July 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$11,771	$623	$11,148	$11,771	$322	$11,449
Customer relationships	25,200	976	24,224	25,200	529	24,671
Tradename	7,607	—	7,607	7,607	—	7,607
Backlog	2,063	2,063	—	2,063	1,216	847
Intellectual property	8,264	8,264	—	8,264	8,264	—

Total	$54,905	$11,926	$42,979	$54,905	$10,331	$44,574

Amortization expense related to acquired intangible assets was $1,595 and $347 for the three months ended October 31, 2008 and 2007, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2009 (Remaining nine months)	$2,187
2010	2,931
2011	2,931
2012	2,931
2013	2,931

$13,911

7. Voluntary retirement and other restructuring costs:

In connection with the acquisition of Copley, the Company accrued for restructuring costs of $1,100 and $326 during the third and fourth quarters of fiscal year 2008, respectively. See Note 5 for additional information related to these restructuring accruals.

In May 2008, the Company notified approximately 32 employees in various departments of the organization that they would be terminated by July 31, 2008. The cost associated with these terminations, which included severance and personnel related costs, was $597 and recorded as a voluntary retirement and other restructuring cost in the fourth quarter of fiscal year 2008.

On June 4, 2008, the Company announced a voluntary retirement program for all of its U.S. employees, under which the retirements were substantially completed by September 30, 2008. The total costs under this program for the 52 employees who participated in the program, including severance and personnel related costs, was approximately $3,419 and was recorded as a voluntary retirement and other restructuring cost during the fourth quarter of fiscal year 2008.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes accrued voluntary retirement and other restructuring costs activity from January 31, 2008 through October 31, 2008:

	Involuntary Employee Severance	Voluntary Retirement Program	Copley Acquisition	Total
Balance at January 31, 2008	$—	$—	$—	$—
Restructuring charge	—	—	—	—
Copley acquisition restructuring accrual	—	—	1,100	1,100
Cash payments	—	—	—	—

Balance at April 30, 2008	—	—	1,100	1,100
Restructuring charge	597	—	—	597
Copley acquisition restructuring accrual	—	—	326	326
Voluntary retirement costs	—	3,419	—	3,419
Cash payments	(288)	(24)	(50)	(362)

Balance at July 31, 2008	309	3,395	1,376	5,080
Restructuring charge	—	—	—	—
Cash payments	(266)	(3,287)	(113)	(3,666)

Balance at October 31, 2008	$43	$108	$1,263	$1,414

The remaining cash expenditures as of October 31, 2008 consist of approximately $1,364 in employee severance, of which a substantial amount will be paid within the next 9 months.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	October 31, 2008	July 31, 2008
Inventories:
Raw materials	$44,211	$43,689
Work-in-process	19,525	16,893
Finished goods	15,425	18,615

	$79,161	$79,197

Accrued liabilities:
Accrued employee compensation and benefits	$10,095	$17,413
Accrued voluntary retirement and restructuring costs	1,414	5,080
Accrued warranty	4,884	5,403
Other	5,886	6,656

	$22,279	$34,552

Advance payments:
Deferred revenue	$8,300	$8,569
Customer deposits	2,091	2,216

	$10,391	$10,785

9. Net income per share:

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

	Three Months Ended October 31,
	2008	2007
Net income	$320	$6,388

Weighted average number of common shares outstanding-basic	13,240	13,089
Effect of dilutive securities:
Stock options and restricted stock	116	127

Weighted average number of common shares outstanding-diluted	13,356	13,216

Net loss earnings per share:
Basic	$0.02	$0.49

Diluted	$0.02	$0.48

Anti-dilutive shares related to outstanding stock options	190	75

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Dividends:

The Company declared a dividend of $0.10 per share of Common Stock on September 25, 2008, which was paid on October 20, 2008 to stockholders of record on October 6, 2008. The Company also declared a dividend of $0.10 per share of Common Stock on December 4, 2008, which will be paid on December 31, 2008 to stockholders of record on December 18, 2008.

11. Comprehensive income (loss):

Components of comprehensive income (loss) include net income and certain transactions that have generally been reported as a component of Stockholders’ Equity. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended October 31,
	2008	2007
Net Income	$320	$6,388

Other comprehensive income, net of taxes:

Pension adjustment, net of tax provision of $9 and a tax benefit of $31 for the three months ended October 31, 2008 and 2007, respectively.	15	(48)

Foreign currency translation adjustment, net of tax benefit of $1,183 and a tax provision of $592 for the three months ended October 31, 2008 and 2007, respectively.	(15,183)	4,218

Total comprehensive income (loss)	$(14,848)	$10,558

The components of accumulated other comprehensive income, net of taxes, at October 31, 2008 and July 31, 2008 are as follows:

	October 31, 2008	July 31, 2008
Foreign currency translation adjustment	$3,485	$18,669
Pension adjustment	(82)	(97)

Total	$3,403	$18,572

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities were as follows:

	Three Months Ended October 31,
	2008	2007
Accounts receivable	$(1,907)	$4,232
Inventories	(3,734)	(2,180)
Other assets	(3,708)	788
Accounts payable	1,723	1,439
Accrued liabilities	(10,349)	(5,140)
Advance payments and deferred revenue	229	(682)
Other liabilities	(109)	—
Accrued income taxes	117	133

Net changes in operating assets and liabilities	$(17,738)	$(1,410)

13. Taxes:

The effective tax rate for the three months ended October 31, 2008 and 2007 was a benefit of 324% and a provision of 33%, respectively. The effective income tax rate is based upon the estimated income for the fiscal year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three months ended October 31, 2008, the effective tax rate benefit of 324% was due primarily to a discrete benefit of 283% for the reinstatement of the federal research and experimentation credit back to January 1, 2008 and by a discrete benefit of 11% for disqualified dispositions of incentive stock options. Also contributing to the reduction was lower foreign tax rates and federal and state research and experimentation credits. For the three months ended October 31, 2007, the effective tax rate of 33% was reduced from the statutory tax rate of 35% due primarily to lower foreign tax rates as well as a discrete benefit of 0.4% for disqualified dispositions of incentive stock options.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, at the beginning of fiscal year 2008. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. As a result of the implementation of FIN No. 48, the Company recognized a net increase of $2,239 to the August 1, 2007 retained earnings balance, which consisted of a non-current other asset and accrued income taxes of $3,806 and $1,567, respectively. At the adoption date of August 1, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $17,359. The unrecognized tax benefits have increased to $18,469 at October 31, 2008 and if recognized in a future period, the timing of which is not estimable, the entire amount of the net unrecognized benefit would impact the Company’s effective tax rate.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Analogic and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through July 31, 2001. As of October 31, 2008, Analogic was under audit by the Internal Revenue Service (“IRS”) for the fiscal year ended July 31, 2002 (“fiscal year 2002”) through the fiscal year ended July 31, 2004 (“fiscal year 2004”) and for the fiscal year ended July 31, 2007. On December 1, 2008, the Company received notification from the IRS that a proposed settlement of the audit of the fiscal years 2002 through 2004 had been reviewed by the Congressional Joint Committee on Taxation and a refund of $6,459, which includes interest of $1,065, was approved. The refund is for the carryback of a loss from fiscal year 2004 and from additional R&D tax credits claimed on amended income tax returns. The impact of this refund will reduce unrecognized tax benefits by approximately $3,280, of which $919 will be recorded as tax benefit before interest in the second quarter of fiscal year 2009. Due to the complexity of the final settlement and need to file amended tax returns for subsequent years based on the results of the audit, the Company is still analyzing the impact of the final settlement on its financial statements. However based on an initial analysis, the Company expects to record income of $1,000 to $1,500 during the second quarter of fiscal year 2009 relating to the settlement, which includes an income tax benefit and an operating expense charge for related professional service fees.

The Company also has an unresolved state tax audit currently under appeal and one in progress. It is reasonably possible that a reduction in the unrecognized tax benefits may occur as a result of some or all of the matters concluding within the next twelve months, but quantification of an estimated range cannot be made at this time.

Within the next four fiscal quarters, the statute of limitations may close on the 2005 federal and state income tax returns and it is reasonably expected that net unrecognized tax benefits of $420 from these jurisdictions may be recognized in the next four quarters.

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

The Company accrues interest and, if applicable, penalties, for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the date of adoption of FIN No. 48 and at October 31, 2008, the Company had approximately $1,025 and $1,460, respectively, accrued for interest on unrecognized tax benefits.

14. Segment information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of x-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, orthopedic, and general radiology applications; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2008.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below presents information about the Company’s reportable segments.

	Three Months Ended October 31,
	2008	2007
Revenues:
Medical Technology Products from external customers:
Medical Imaging Products (A)	$59,244	$52,119
Digital Radiography Products	7,454	4,866
B-K Medical	18,888	20,505

	85,586	77,490

Security Technology Products from external customers	12,854	13,336
Corporate and Other	3,112	3,375

Total	$101,552	$94,201

Income (loss) before income taxes
Medical Technology Products:
Medical Imaging Products (B)	$(1,451)	$5,764
Digital Radiography Products	559	(1,815)
B-K Medical	(2,105)	922

	(2,997)	4,871

Security Technology Products	1,547	1,294
Corporate and Other	1,307	3,370

Total	$(143)	$9,535

	October 31, 2008	July 31, 2008
Identifiable assets:
Medical Imaging Products (C)	$155,508	$146,854
Digital Radiography Products	26,157	35,122
B-K Medical	81,968	101,455
Security Technology Products	12,332	13,011
Corporate and Other (D)	204,392	214,723

Total	$480,357	$511,165

(A)	Includes Copley revenues of $19,554 for the three months ended October 31, 2008.
(B)	Includes Copley loss before income taxes of $278 for the three months ended October 31, 2008.
(C)	Includes goodwill and net intangible assets from the acquisition of Copley of $3,068 and $42,979, respectively, at October 31, 2008, and $3,534 and $44,574, respectively, at July 31, 2008.
(D)	Includes cash and cash equivalents and marketable securities of $123,922 and $132,433 at October 31, 2008 and July 31, 2008, respectively.

15. Commitments and guarantees:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2008.

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

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended October 31,
	2008	2007
Balance at the beginning of the period	$5,403	$5,241
Accrual	722	1,314
Settlements made in cash or in kind during the period	(1,241)	(1,066)

Balance at the end of the period	$4,884	$5,489

The Company currently has approximately $22,500 in revolving credit facilities with banks available for direct borrowings.

16. Common Stock repurchase:

On October 13, 2008, the Company announced that, on the same date, its Board of Directors, had authorized the repurchase of up to $25,000 of the Company’s Common Stock. The repurchase program is being funded using the Company’s available cash. During the first quarter of fiscal year 2009, the Company repurchased and retired 88,674 shares of Common Stock under this repurchase program for $3,502 at an average purchase price of $39.50 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, the Company makes in this document are forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including those set forth in Part II. Item 1A. “Risk Factors”, which may cause the actual results, performance, or achievements of the Company to differ materially from the projected results.

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. The periods ended October 31, 2008 and 2007 represent the first quarters of the 2009 and 2008 fiscal years, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

The Company is engaged primarily in the design, manufacture and sale of high performance data acquisition, and signal processing instruments to customers that manufacture products primarily for two major markets within the electronics industry: Medical Technology Products and Security Technology Products.

The following is a summary of the areas that management believes are important in understanding the results of the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the Unaudited Consolidated Financial Statements and Notes that appear elsewhere in this document.

	Three Months Ended October 31,		Percentage Growth (Decline)
	2008	2007
Total net revenue	$101,552	$94,201	8%
Income (loss) from operations	(1,584)	6,393	-125%
Net income	320	6,388	-95%
Diluted net income per share	0.02	0.48	-95%

Net revenue for the three months ended October 31, 2008 was $101,552, or 8% higher than the same period last year, due primarily to an increase in product revenue of $9,636, or 11%. The increase in product revenue was due primarily to an increase in product revenue for Medical Imaging Products of $7,727, which was due primarily to the acquisition of Copley Controls Corporation (“Copley”) in April 2008. Copley accounted for $19,554 of product revenue in the three months ended October 31, 2008, which was partially offset by a decline in demand for data acquisition systems, detectors, and CT subsystems.

The decrease in income from operations, net income, and diluted net income per share in the three months ended October 31, 2008 from the three months ended October 31, 2007 was due primarily to a decline in gross margin to 30.8% for the three months ended October 31, 2008 as compared to 37.0% for the three months ended October 31, 2007. Also contributing to the decrease were increases in operating expenses of $4,455 primarily due to Copley and a decrease in net interest income of $1,695 due primarily to lower effective interest rates and lower invested cash balances. The decreases in net income and diluted net income per share were partially offset by a decrease in the effective tax rate to a benefit of 324% for the three months ended October 31, 2008 from a provision of 33% for the three months ended October 31, 2007.

On October 13, 2008, the Company announced that, on the same date, its Board of Directors, had authorized the repurchase of up to $25,000 of the Company’s Common Stock. The repurchase program is being funded using the Company’s available cash. During the first quarter of fiscal year 2009, the Company repurchased and retired 88,674 shares of Common Stock under this repurchase program for $3,502 at an average purchase price of $39.50 per share.

Analogic and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through July 31, 2001. As of October 31, 2008, Analogic was under audit by the Internal Revenue Service (“IRS”) for the fiscal year ended July 31, 2002 (“fiscal year 2002”) through the fiscal year ended July 31, 2004 (“fiscal year 2004”) and for the fiscal year ended July 31,

2007. On December 1, 2008, the Company received notification from the IRS that a proposed settlement of the audit of the fiscal years 2002 through 2004 had been reviewed by the Congressional Joint Committee on Taxation and a refund of $6,459, which includes interest of $1,065, was approved. The refund is for the carryback of a loss from fiscal year 2004 and from additional R&D tax credits claimed on amended income tax returns. The impact of this refund will reduce unrecognized tax benefits by approximately $3,280, of which $919 will be recorded as tax benefit before interest in the second quarter of fiscal year 2009. Due to the complexity of the final settlement and need to file amended tax returns for subsequent years based on the results of the audit, the Company is still analyzing the impact of the final settlement on its financial statements. However based on an initial analysis, the Company expects to record income of $1,000 to $1,500 during the second quarter of fiscal year 2009 elating to the settlement, which includes an income tax benefit and an operating expense charge for related professional service fees.

Results of Operations

Three Months Ended October 31, 2008 vs. Three Months Ended October 31, 2007

Net Revenue and Gross Margin

Net revenue and gross margin for the three months ended October 31, 2008 as compared with the three months ended October 31, 2007 are summarized in the tables below.

Product Revenue and Gross Margin

	Three Months Ended October 31,		Percentage Growth (Decline)
	2008	2007
Product revenue	$94,947	$85,311	11%
Gross margin	29,669	33,262	-11%
Gross margin %	31.2%	39.0%

Product revenue for the three months ended October 31, 2008 increased $9,636, or 11%, over the three months ended October 31, 2007. The increase in product revenue was due primarily to an increase in product revenue for Medical Imaging Products, Digital Radiography Products, and Security Technology Products of $7,727, $2,715, and $811, respectively, partially offset by a decrease in product revenue from B-K Medical of $1,617.

The increase in product revenue for Medical Imaging Products was due primarily to the acquisition of Copley during April 2008, which accounted for $19,554 of product revenue in the three months ended October 31, 2008. This increase was partially offset by a decline in demand for data acquisition systems, detectors, and CT subsystems due primarily to the Deficit Reduction Act. The increase in product revenue for Digital Radiography Products was due primarily to an increase in shipments of mammography detectors to an OEM customer during the three months ended October 31, 2008. The increase in Security Technology Products was due to the shipment of six COBRA® systems during the three months ended October 31, 2008. The Company did not begin production and shipment of the COBRA systems until the fourth quarter of fiscal year 2008. The shipments of COBRA systems were partially offset by a decrease in sales of spare parts and accessories of approximately $1,600 from the three months ended October 31, 2007 to the three months ended October 31, 2008. The decrease in product revenue for B-K Medical was due primarily to a decline in demand for ultrasound systems due largely to the anticipation of a recently introduced ultrasound system.

Product gross margin decreased to 31.2% for the three months ended October 31, 2008, from 39.0% for the three months ended October 31, 2007. The declines in gross margin were primarily in Medical Imaging Products and B-K Medical. The decrease in Medical Imaging Products gross margin was due primarily to amortization of intangible assets from the acquisition of Copley and a higher mix of lower margin Copley products. Also impacting Medical Imaging Products’ lower gross margin was reduced manufacturing efficiency caused by lower production volumes. For both Medical Imaging Products and B-K Medical, the gross margin was unfavorably impacted by product mix.

Engineering Revenue and Gross Margin

	Three Months Ended October 31,		Percentage Growth (Decline)
	2008	2007
Engineering revenue	$3,493	$5,515	-37%
Gross margin	303	59	414%
Gross margin %	8.7%	1.1%

Engineering revenue decreased $2,022, or 37%, for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007. The decrease was due primarily to a decline in engineering revenue from Security Technology Products of $1,293 in the three months ended October 31, 2008 as compared to the three months ended October 31, 2007. The decrease in Security Technology Products was due primarily to the completion of a project, which was accounted for under the completed contract method and had revenue of $2,417 for engineering activities that had been performed primarily in periods prior to the three months ended October 31, 2007.

The engineering gross margin increased $244 to $303 for the three months ended October 31, 2008 from a gross margin of $59 for the three months ended October 31, 2007. The increase was due primarily to an increase in gross margin for Security Technology Product projects as a result of greater activity on higher gross margin projects.

Other Revenue

Other revenue of $3,112 and $3,375 represents revenue from the hotel operations for the three months ended October 31, 2008 and 2007, respectively. The decrease was due primarily to lower occupancy.

Operating Expenses

	Three Months Ended October 31,		Percentage of Revenue
	2008	2007	2008	2007
Research and product development	$12,567	$11,182	12.4%	11.9%
Selling and marketing	9,684	7,802	9.5%	8.3%
General and administrative	10,628	9,440	10.5%	10.0%

	$32,879	$28,424	32.4%	30.2%

Operating expenses increased $4,455 for the three months ended October 31, 2008 from the three months ended October 31, 2007. The increase was due primarily to the acquisition of Copley in April 2008. During the three months ended October 31, 2008, Copley accounted for operating expenses of $3,967, of which $1,657, $1,375, and $935 was for research and product development, selling and marketing, and general and administrative expenses, respectively. Also, contributing to the increase in operating expenses was an increase in share-based compensation expense of $1,211, of which $274, 218, and $719 was for research and product development, selling and marketing, and general and administrative expenses, respectively. Partially offsetting these increases was a decrease in bonus costs of $1,106.

Other (Income) Expense

Net interest income was $1,008 for the three months ended October 31, 2008 compared to $2,703 for the three months ended October 31, 2007. The decrease was due primarily to lower invested cash balances as a result of the acquisition of Copley and a decline in interest rates.

Net other income was $433 and $439 for the three months ended October 31, 2008 and 2007, respectively. Net other income consisted predominantly of foreign currency exchange gains and losses incurred by the Company’s Canadian and Danish subsidiaries during the three months ended October 31, 2008 and 2007, respectively, as well as an $84 gain on sale of the Company’s investment in Bio-Imaging Research, Inc. during the fourth quarter of the fiscal year ended July 31, 2007 as a result of proceeds received from the escrow account during the three months ended October 31, 2007.

Provision for Income Taxes

The effective tax rate for the three months ended October 31, 2008 and 2007 was a benefit of 324% and a provision of 33%, respectively. The effective income tax rate is based upon the estimated income for the fiscal year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three months ended October 31, 2008, the effective tax rate benefit of 324% was due primarily to a discrete benefit of 283% for the reinstatement of the federal research and experimentation credit back to January 1, 2008 and by a discrete benefit of 11% for disqualified dispositions of incentive stock options. Also contributing to the reduction was lower foreign tax rates and federal and state research and experimentation credits. For the three months ended October 31, 2007, the effective tax rate of 33% was reduced from the statutory tax rate of 35% due primarily to lower foreign tax rates as well as a discrete benefit of 0.4% for disqualified dispositions of incentive stock options.

Net Income per Share

Net income as well as net income per share for the three months ended October 31, 2008 and 2007 are as follows:

	Three Months Ended October 31,
	2008	2007
Net income	$320	$6,388
% of net revenue	0.3%	6.8%
Diluted net income per share	$0.02	$0.48

Net income was $320 for the three months ended October 31, 2008 as compared to net income of $6,388 for the three months ended October 31, 2007. Basic and diluted net income per share were $0.02 for the three months ended October 31, 2008 as compared to basic and diluted net income per share of $0.49 and $0.48, respectively, for the three months ended October 31, 2007. The decreases in net income as well as basic and diluted net income per share from the three months ended October 31, 2007 to the three months ended October 31, 2008 was due primarily to a decline in production volumes, an increase in operating expenses due primarily to the acquisition of Copley, and a decline in interest income due to lower invested cash balances as a result of the Copley acquisition and a decline in the effective interest rates.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $161,481 and $186,442 at October 31, 2008 and July 31, 2008, respectively. Working capital was $276,856 and $287,260 at October 31, 2008 and July 31, 2008, respectively. The Company’s balance sheet reflected an increase in the current ratio to 5.5 to 1 at October 31, 2008 as compared to 4.9 to 1 at July 31, 2008, due primarily to the payment of bonuses and accrued voluntary retirement and restructuring costs during the three months ended October 31, 2008.

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

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2008, due to the short maturities of these instruments.

Cash equivalents totaled $111,224 at October 31, 2008 and consist solely of highly liquid investments with maturities of three months or less from the time of purchase. Held-to-maturity marketable securities having maturities from the time of purchase in excess of three months totaled $50,257 at October 31, 2008 and are stated at amortized cost, which approximates fair value, and are classified as held-to-maturity.

Net cash used for operating activities was $13,313 for the three months ended October 31, 2008 as compared to $11,943 provided by operating activities for the three months ended October 31, 2007. The cash flows used for operating activities for the three months ended October 31, 2008 were due primarily to a net change in operating assets and liabilities of $17,738 partially offset by net income of $320, depreciation and amortization of $5,035, and share-based compensation expense of $1,662. The net change in operating assets and liabilities was due primarily to a decrease in accrued liabilities of $10,349 and increases in accounts receivable, inventories, and other assets of $1,907, $3,734, and $3,708, respectively. The decrease in accrued liabilities of $10,349 was due primarily to the payment of bonuses and voluntary retirement and restructuring costs during the three months ended October 31, 2008. The increase in accounts receivable of $1,907 was due primarily to slower collections on a worldwide basis. The increase in inventories of $3,734 was due primarily to a long lead time on orders for materials and a short-term reduction in sales volume for Medical Imaging Products. Also contributing to the increase was an inventory build in preparation for a new product introduction by B-K Medical. The increase in other assets of $3,708 was due primarily to an increase in deferred contract costs and prepaid insurance costs.

Net cash used for investing activities was $41,848 in the three months ended October 31, 2008 as compared to net cash used for investing activities of $49,353 for the three months ended October 31, 2007. The cash used for investing activities in the three months ended October 31, 2008 was due primarily to the purchase of short-term held-to-maturity marketable securities and capital expenditures of $50,257 and $3,551, respectively, partially offset by the maturities of $12,530 of short-term held-to-maturity marketable securities

Net cash used for financing activities was $4,662 and $298 in the three months ended October 31, 2008 and 2007, respectively. Net cash used for financing activities in the three months ended October 31, 2008 consisted of $3,502 to repurchase shares of Common Stock and $1,347 for dividends paid to stockholders.

The Company believes that its balances of cash and cash equivalents, marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations at October 31, 2008, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$12,062	$3,320	$4,466	$1,131	$3,145
Purchasing obligations	47,988	43,299	4,689	—	—

	$60,050	$46,619	$9,155	$1,131	$3,145

As of October 31, 2008, the total liabilities associated with uncertain tax positions under FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, were $8,030. Due to the complexity associated with the Company’s tax uncertainties, it cannot make a reasonably reliable estimate of the period in which it expects to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

The Company currently has approximately $22,500 in revolving credit facilities with various banks available for direct borrowings. As of October 31, 2008, there were no direct borrowings or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company continues to have the same critical accounting policies and estimates as are described in Item 7, beginning on page 32, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed with the United States Securities and Exchange Commission (the “SEC”) on September 29, 2008. Those policies and estimates relate to revenue recognition and accounts receivable; share-based compensation; inventories; concentration of credit risk; warranty reserve; investment in and advances to affiliated companies; business combinations; intangible assets and other long-lived assets; and income taxes. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these estimates and judgments require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate.

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, on August 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During calendar year 2008, the Financial Accounting Standards Board (“FASB”) issued the following amendments to SFAS No. 157:

•

FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, amends SFAS No. 157 to remove certain leasing transactions from its scope.

•

FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, delays the effective date of SFAS No. 157 from fiscal year 2008 to the fiscal year ending July 31, 2010 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its financial position and results of operations.

•

FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective upon issuance on October 10, 2008, including for prior periods for which financial statements have not been issued.

The Company adopted FSP No. FAS 157-1 and FSP No. 157-3 in the first quarter of fiscal year 2009 concurrent with the adoption of SFAS No. 157. The adoption of the SFAS No. 157, as amended, did not have an impact on the Company’s financial position or results of operations. See Note 4 to the Consolidated Financial Statements for additional SFAS No. 157 disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS No. 159 on August 1, 2008 concurrent with its adoption of SFAS No. 157. The adoption of the SFAS No. 159 did not have an impact on the Company’s financial position or results of operations.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP No. FAS 142-3 will have a material impact on its consolidated results of operations, financial position, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the potential impact of SFAS No. 162 on its financial position and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP, with early application not permitted. The Company is currently evaluating the effect, if any, that the adoption of FSP No. EITF 03-6-1 will have on its financial position, results of operations and cash flows.

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

The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at fair value, and are classified as held-to-maturity. Total interest income for three months ended October 31, 2008 was $1,008. An interest rate change of 10% would not have a material impact on the fair value of the Company’s investment portfolio or on future earnings.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2008, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal control over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company had four customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during either the three months ended October 31, 2008 or 2007.

	Three Months Ended October 31,
	2008	2007
Customer 1	17%	(*	)
Customer 2	13%	19%
Customer 3	10%	(*	)
Customer 4	(* )	11%
Note (*): Total product and engineering revenues were less than 10% in this quarter.

The Company’s ten largest customers as a group accounted for 70% of the Company’s net product and engineering revenue for the three months ended October 31, 2008 and 2007. Customer 1 also accounted for 15% of net accounts receivable at October 31, 2008.

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

If the Company is unable to maintain its expertise in research and product development, manufacturing processes, and marketing new products, it will not be able to compete successfully.

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

The Company markets and sells products in international markets, and has established offices and subsidiaries in Denmark, Germany, Italy, and Canada. Revenues from international operations accounted for 18% of total revenues for both the three months ended October 31, 2008 and 2007. From its U.S. operations, the Company also ships directly to customers in Europe and Asia, for which shipments accounted for 40% and 29% of total revenues for the three months ended October 31, 2008 and 2007, respectively. There are inherent risks in transacting business internationally, including:

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

As a result of the September 11, 2001, and 1993 World Trade Center bombing attacks, and the potential for future attacks, product liability insurance coverage for such threats is extremely difficult and costly to obtain. It is possible, subject to the applicability of the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (the “SAFETY Act”), that if the Company was found to liable following a major act of terrorism, its insurance coverage might not fully cover the claims for damages.

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

Sales of the Company’s security and inspection systems, in some cases as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies accounted for approximately 13% and 15% of the Company’s total product and engineering revenues in the three months ended October 31, 2008 and 2007, respectively. The Company’s security and inspection systems are included in many different domestic programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts could impact the Company’s products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds only on a single fiscal year basis. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which the Company is involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which the Company is a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or delays in the reduction in or failure to commit additional funds to a program in which the Company is involved could negatively impact its revenues and have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by the Company of its equity securities during the three months ended October 31, 2008.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
8/1/08-8/31/08	393	(1)	$67.70	(2)	—	$—
9/1/08-9/30/08	—		—		—	—
10/1/08-10/31/08	88,674	(3)	39.50		88,674	21,498,000

Total	89,067		$39.62		88,674	$—

(1)	These shares were surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards.
(2)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of the Company’s Common Stock on the NASDAQ Global Select Market on the vesting date.
(3)	These shares were purchased in open-market transactions pursuant to a repurchase program authorized by the Board that was announced on October 13, 2008 to repurchase up to $25.0 million of the Company’s Common Stock. The repurchase program is being funded using the Company’s available cash. During the first quarter of fiscal year 2009, the Company repurchased 88,674 shares of Common Stock under this repurchase program for $3.5 million at an average purchase price of $39.50 per share.

Item 6.	Exhibits

Exhibit	Description
10.1	Analogic Corporation Nonqualified Deferred Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2008).

10.2	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2009 Annual Incentive Plan

10.3	Form of Notice to Executive Officers (who are Business Unit Heads ) Regarding the Fiscal Year 2009 Annual Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 10, 2008	/s/ James W. Green
James W. Green
President and
Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2008	/s/ John J. Millerick
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Analogic Corporation Nonqualified Deferred Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2008).

10.2	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2009 Annual Incentive Plan

10.3	Form of Notice to Executive Officers (who are Business Unit Heads) Regarding the Fiscal Year 2009 Annual Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended