Form 10-Q
period 2009-01-31
ANALOGIC CORP
filed 2009-03-06
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding at February 27, 2009 was 12,798,931.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	January 31, 2009	July 31, 2008
Assets
Current assets:
Cash and cash equivalents	$82,148	$173,912
Marketable securities, at fair value	65,700	12,530
Accounts receivable, net of allowance for doubtful accounts of $671 and $998 at January 31, 2009 and July 31, 2008, respectively	62,126	66,573
Inventories	81,648	79,197
Refundable and deferred income taxes	14,865	17,429
Other current assets	11,555	11,285

Total current assets	318,042	360,926

Property, plant, and equipment, net	83,383	90,405
Capitalized software, net	4,725	4,422
Intangible assets, net	42,242	44,574
Goodwill	2,418	3,534
Other assets	237	1,396
Deferred income tax assets	6,856	5,908

Total Assets	$457,903	$511,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,437	$28,329
Accrued liabilities	25,168	34,552
Advance payments and deferred revenue	10,943	10,785

Total current liabilities	60,548	73,666

Long-term liabilities:
Accrued income taxes	6,810	7,365
Other long-term liabilities	415	686
Deferred income tax liabilities	348	942

Total long-term liabilities	7,573	8,993

Commitments and guarantees (Note 15)
Stockholders’ equity:
Common stock, $.05 par value	640	672
Capital in excess of par value	69,537	70,593
Retained earnings	316,641	338,669
Accumulated other comprehensive income	2,964	18,572

Total stockholders’ equity	389,782	428,506

Total Liabilities and Stockholders’ Equity	$457,903	$511,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Net revenue:
Product	$94,444	$94,231	$189,391	$179,542
Engineering	6,208	2,729	9,701	8,244
Other	2,063	2,440	5,175	5,815

Total net revenue	102,715	99,400	204,267	193,601

Cost of sales:
Product	61,822	57,175	127,100	109,224
Engineering	6,293	3,120	9,483	8,576
Other	1,697	1,765	3,486	3,644

Total cost of sales	69,812	62,060	140,069	121,444

Gross margin	32,903	37,340	64,198	72,157

Operating expenses:
Research and product development	11,358	11,858	23,925	23,040
Selling and marketing	9,728	7,985	19,412	15,787
General and administrative	9,836	9,696	20,464	19,136
Restructuring charge	3,488	—	3,488	—

Total operating expenses	34,410	29,539	67,289	57,963

Income (loss) from operations	(1,507)	7,801	(3,091)	14,194

Other income:
Interest income, net	767	2,484	1,775	5,187
Other	464	421	897	860

Total other income	1,231	2,905	2,672	6,047

Income (loss) before income taxes	(276)	10,706	(419)	20,241
Provision (benefit) for income taxes	(1,695)	3,559	(2,158)	6,706

Net income	$1,419	$7,147	$1,739	$13,535

Net income per share:

Basic	$0.11	$0.54	$0.13	$1.03

Diluted	$0.11	$0.54	$0.13	$1.02

Weighted-average shares outstanding:
Basic	12,829	13,174	13,030	13,133
Diluted	12,876	13,271	13,125	13,245

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$1,739	$13,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	(2,104)	3,255
Depreciation and amortization	8,907	6,576
Allowance for (recoveries of) doubtful accounts and notes receivable	131	(496)
Gain on sale of other investments	—	(84)
Net gain on sale of property, plant, and equipment	(19)	(20)
Share-based compensation expense	2,698	1,467
Excess tax provision (benefit) from share-based compensation	13	(189)
Restructuring charge	3,488	—
Net changes in operating assets and liabilities (Note 12)	(15,483)	(4,657)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITES	(630)	19,387

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(6,065)	(6,365)
Capitalized software development costs	(1,183)	(1,032)
Purchase of short-term held-to-maturity marketable securities	(115,957)	(93,525)
Maturities of short-term held-to-maturity marketable securities	62,787	37,997
Maturities of long-term available-for-sale marketable securities	—	2,000
Proceeds from the sale of other investments	—	84
Proceeds from the sale of property, plant, and equipment	25	104
Investments in and advances to affiliated companies	(2)	—

NET CASH USED FOR INVESTING ACTIVITIES	(60,395)	(60,737)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	136	1,734
Excess tax provision (benefit) from share-based compensation	(13)	189
Purchase of common stock	(25,022)	—
Dividends paid to shareholders	(2,656)	(2,660)

NET CASH USED FOR FINANCING ACTIVITIES	(27,555)	(737)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,184)	525

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(91,764)	$(41,562)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173,912	226,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,148	$184,983

Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$4,951	$(4,181)
Interest paid	—	(12)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture, and sale of high performance data acquisition and signal processing instruments to Original Equipment Manufacturers (“OEMs”) for use in advanced health and security systems and subsystems. One of Analogic’s subsidiaries sells products under its own name directly to niche clinical ultrasound end-user markets. Analogic’s top ten customers combined for approximately 68% and 67% of the Company’s total product and engineering revenue for the three months ended January 31, 2009 and 2008, respectively, and 69% and 68% for the six months ended January 31, 2009 and 2008, respectively. Two customers, Philips and Toshiba, also accounted for 16% and 12%, respectively, of net accounts receivable at January 31, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and six months ended January 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2009 (“fiscal year 2009”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2008 (“fiscal year 2008”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008. The accompanying Consolidated Balance Sheet as of July 31, 2008 contains data derived from audited financial statements.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company adopted FSP No. FAS 157-1 and FSP No. FAS 157-3 in the first quarter of fiscal year 2009 concurrent with the adoption of SFAS No. 157. The adoption of SFAS No. 157, as amended, did not have an impact on the Company’s financial position or results of operations. See Note 4 for additional SFAS No. 157 disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS No. 159 on August 1, 2008 concurrent with its adoption of SFAS No. 157. The adoption of SFAS No. 159 did not have an impact on the Company’s financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 became effective 60 days following the SEC’s approval on September 16, 2008 of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement became effective during the second quarter of fiscal year 2009 and did not have an impact on the Company’s financial position or results of operations.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Cost of product sales	$64	$67	$145	$95
Research and product development	228	188	595	281
Selling and marketing	121	44	295	—
General and administrative	623	770	1,663	1,091

Share-based compensation expense before tax	1,036	1,069	2,698	1,467
Income tax effect	152	240	620	362

Net share-based compensation expense	$884	$829	$2,078	$1,105

Beginning in fiscal year 2008, the Company’s Compensation Committee (the “Committee”) began granting performance contingent restricted stock awards. From August 1, 2007 through January 31, 2009, the Committee granted awards for a target of 143,248 performance contingent restricted stock shares (“performance awards”) under the Company’s 2007 Restricted Stock Plan, of which 2,744 shares have been forfeited. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle, which is July 31, 2010 for 97,572 shares granted in fiscal year 2008 and July 31, 2011 for 42,932 shares granted in fiscal year 2009. The performance goal for the performance awards is based solely on the cumulative growth of an adjusted earnings per share metric. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to, in most cases, 200% of the target award, or up to 273,869 shares. The actual number of shares to be issued will also include the payment of dividends on the actual number of shares earned. The maximum compensation expense for the performance awards is $16,348 based on a weighted-average grant date fair value of $59.70 per share. Compensation expense is being recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of each three-year performance cycle. As of January 31, 2009, the Company estimated that total awards covering 48,278 shares with a value of $2,855 were deemed probable of vesting out of total awards covering 140,504 outstanding shares. During the three months ended January 31, 2009 and 2008, compensation expense of $0 and $196, respectively, was recognized for the performance awards based on the amount of shares deemed probable of vesting. During the six months ended January 31, 2009 and 2008, compensation expense of $420 and $196, respectively, was recognized for the performance awards based on the amount of shares deemed probable of vesting.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s Common Stock over the option’s expected term, and the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s outstanding stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity-based awards.

The weighted-average grant-date fair values of options granted were $11.83 and $19.71 per share during the three months ended January 31, 2009 and 2008, respectively, and $19.70 and $21.58 per share during the six months ended January 31, 2009 and 2008, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Expected option term (1)	4.7 years	4.7 years	4.7 years	4.7 years
Expected volatility factor (2)	34%	31%	34%	31%
Risk-free interest rate (3)	3.04%	4.71%	3.04%	4.71%
Expected annual dividend yield	0.6%	0.6%	0.6%	0.6%

(1)	The option life was determined by estimating the expected option life using historical data.

(2)	The stock volatility for each grant is determined based on the review of the weighted average of historical daily price changes of the Company’s Common Stock over the most recent five years, which approximates the expected option life of the grant.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair values of the options granted under the employee stock purchase plan was $5.80 per share for each of the three and six months ended January 31, 2009 and $15.13 per share during each of the three and six months ended January 31, 2008. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended January 31,
	2009	2008
Expected option term	0.5 years	0.5 years
Expected volatility factor	50%	24%
Risk-free interest rate	1.45%	5.02%
Expected annual dividend yield	1.5%	0.5%

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the stock option and restricted stock transactions from July 31, 2008 to January 31, 2009:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock		Performance-Based Unvested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2008	286,868	$51.47	4.29	$6,238	105,112	$55.71	98,072	$59.13
Granted	134,153	61.24			46,864	61.06	43,065	60.93
Exercised	(4,475)	44.26			—	0.00	—	—
Vesting of restricted stock	—				(18,618)	46.99	—	—
Cancelled (forfeited and expired)	(9,750)	44.27			(9,054)	65.03	(633)	56.30

Outstanding at January 31, 2009	406,796	54.95	4.86	$—	124,304	58.35	140,504	59.70
Options vested or expected to vest at January 31, 2009 (1)	369,647	54.23	4.71	—
Options exercisable at January 31, 2009	162,673	45.50	2.64	—

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

4. Marketable securities and fair value:

Effective August 1, 2008, the Company adopted SFAS No. 157 for its financial assets and liabilities that are re-measured at fair value at each reporting period. In February 2008, the FASB issued FSP No. FAS 157-2, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS No. 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are measured at fair value at least annually did not have an impact on the financial position or results of operations of the Company. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires enhanced disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s cash equivalents and marketable securities are comprised primarily of certificates of deposits and U.S. government and agency discount notes. In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value as January 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Money market fund included in cash and cash equivalents	$1,044	$—	$—	$1,044

The Company did not have any financial liabilities measured at fair value under SFAS No. 157 at January 31, 2009 or July 31, 2008.

The following tables summarize the composition of the Company’s marketable securities at January 31, 2009 and July 31, 2008.

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
January 31, 2009
Held-to-Maturity Securities
Certificates of deposit	$65,700	$—	$—	$65,700
July 31, 2008
Held-to-Maturity Securities
U.S. government and agency discount notes	$12,530	$—	$—	$12,530

All marketable securities held at January 31, 2009 mature within one year of that date.

There are no realized gains or losses on marketable securities, as the cost has approximated fair value.

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

The estimated purchase price, net of cash acquired, was approximately $74,032, which consisted of $76,875 of cash paid upon closing, $734 of transaction costs, which primarily consisted of fees incurred by the Company for financial advisory, legal and accounting services, $1,066 for estimated working capital adjustment payments, of which the entire amount was paid prior to July 31, 2008, and $350 due to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes, net of cash acquired of $4,993. The total amount paid through January 31 2009, net of cash acquired, was $73,682.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s consolidated financial statements include the results of Copley from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date.

The following represents the purchase price allocation:

Current assets		$36,152
Property, plant, and equipment		3,912
Goodwill		2,418
Intangible assets:
Developed technology (weighted-average useful life of 11 years)	11,771
Customer relationships (weighted-average useful life of 14 years)	25,200
Tradename (indefinite life)	7,607
Backlog (estimated useful life of 0.5 years)	2,063

Total intangible assets		46,641
Current liabilities		(10,098)

Total purchase price		$79,025

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

In connection with the acquisition of Copley, the Company commenced integration activities which have resulted in recognizing $1,276 in liabilities for personnel-related costs and $150 for idle facility space. The Company expects to pay a substantial amount of the liabilities associated with the personnel-related costs and idle facility space through fiscal year 2009. Approximately $514 has been paid as of January 31, 2009.

The following pro forma information gives effect to the acquisition of Copley as if the acquisition occurred at the beginning of the prior year comparative period for which pro forma results have been shown. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented:

	Three Months Ended January 31, 2008	Six Months Ended January 31, 2008
Net revenue	$117,127	$232,907
Net income	5,781	11,361
Net income per share, basic	0.44	0.87
Net income per share, diluted	0.44	0.86

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The pro forma results for the three months ended January 31, 2008 included $1,031 and $1,598 of expenses related to the amortization of both the backlog intangible asset and the inventory fair value adjustment from the purchase accounting, respectively, and pro forma results for the six months ended January 31, 2008 included $2,063 and $1,598 of expenses related to the amortization of both the backlog intangible asset and the inventory fair value adjustment from the purchase accounting, respectively. The backlog and inventory valuation adjustment were completely amortized over six and three months, respectively, from the date of acquisition.

6. Goodwill and other intangible assets:

The carrying amount of the goodwill at January 31, 2009 and July 31, 2008 of $2,418 and $3,534, respectively, is from the acquisition of Copley. The decrease in goodwill of $1,116 from July 31, 2008 to January 31, 2009 is due primarily to an adjustment to the purchase price of $650 for the amount due to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes. Also contributing to the decrease was an adjustment to deferred taxes of $466 in the purchase price allocation.

Intangible assets at January 31, 2009 and July 31, 2008 consisted of the following:

	January 31, 2009			July 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$11,771	$909	$10,862	$11,771	$322	$11,449
Customer relationships	25,200	1,427	23,773	25,200	529	24,671
Tradename	7,607	—	7,607	7,607	—	7,607
Backlog	2,063	2,063	—	2,063	1,216	847

Total	$46,641	$4,399	$42,242	$46,641	$2,067	$44,574

Amortization expense related to acquired intangible assets was $737 and $9 for the three months ended January 31, 2009 and 2008, respectively, and $2,332 and $356 for the six months ended January 31, 2009 and 2008, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2009 (Remaining six months)	$1,466
2010	2,931
2011	2,931
2012	2,931
2013	2,931

$13,190

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and indefinite lived intangible assets be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by the Company in connection with the acquisition of Copley on April 14, 2008. The tradename represents the value allocated to the Copley tradename in connection with the acquisition of Copley. The goodwill and Copley tradename are part of the OEM reporting unit (the “Reporting Unit”), which the Company tests for goodwill impairment during the second quarter of each fiscal year.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company performed the first step of the two-step impairment test under SFAS No. 142 and compared the fair value of the Reporting Unit to its carrying value during the second quarter of fiscal year 2009. The Company’s approach considered both the market approach and income approach. Under the market approach, the fair value of the Reporting Unit is based on trading and acquisition multiples. In the trading multiple approach, the Company assumed a control premium of 25% for the Reporting Unit, which was determined based on a range of control premiums for relevant recent acquisitions. Under the income approach, the fair value of the Reporting Unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. The discount rate of 14.5% was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the Reporting Unit. Due to current market conditions, greater weighting was attributed to the market approach, which was weighted 60% while the income approach was weighted 40% in arriving at the fair value of the Reporting Unit. The Company determined that the fair value of the Reporting Unit was more than the carrying value of the net assets of the Reporting Unit, and thus it was not necessary for the Company to perform step two of the impairment test.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of its goodwill impairment testing during the second quarter of fiscal year 2009 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record an impairment charge for the goodwill and indefinite lived intangible asset in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of fiscal year 2010, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

7. Voluntary retirement and other restructuring costs:

In connection with the acquisition of Copley, the Company accrued for restructuring costs of $1,100 and $326 during the third and fourth quarters of fiscal year 2008, respectively. Included in the total of $1,426 were costs of $323 for 29 employees that were terminated by the Company in January 2009. See Note 5 for additional information related to these restructuring accruals.

In May 2008, the Company notified approximately 32 employees in various departments of the organization that they would be terminated by July 31, 2008. The cost associated with these terminations, which included severance and personnel related costs, was $597 and recorded as a voluntary retirement and other restructuring cost in the fourth quarter of fiscal year 2008.

On June 4, 2008, the Company announced a voluntary retirement program for all of its U.S. employees, under which the retirements were substantially completed by September 30, 2008. The total costs under this program for the 52 employees who participated in the program, including severance and personnel related costs, was $3,419 and was recorded as a voluntary retirement and other restructuring cost during the fourth quarter of fiscal year 2008.

On January 28, 2009, the Company announced a plan to reduce its workforce by 116 employees worldwide. The total costs of this plan, including severance and personnel related costs, were $3,488 and were recorded as a restructuring charge during the three and six months ended January 31, 2009.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes accrued voluntary retirement and other restructuring costs activity from January 31, 2008 through January 31, 2009:

	Involuntary Employee Severance	Voluntary Retirement Program	Copley Acquisition	Total
Balance at January 31, 2008	$—	$—	$—	$—
Restructuring charge	—	—	—	—
Copley acquisition restructuring accrual	—	—	1,100	1,100
Cash payments	—	—	—	—

Balance at April 30, 2008	—	—	1,100	1,100
Restructuring charge	597	—	—	597
Copley acquisition restructuring accrual	—	—	326	326
Voluntary retirement costs	—	3,419	—	3,419
Cash payments	(288)	(24)	(50)	(362)

Balance at July 31, 2008	309	3,395	1,376	5,080
Restructuring charge	—	—	—	—
Cash payments	(266)	(3,287)	(113)	(3,666)

Balance at October 31, 2008	43	108	1,263	1,414
Restructuring charge	3,488	—	—	3,488
Cash payments	(96)	(83)	(351)	(530)
Foreign exchange	(39)	—	—	(39)

Balance at January 31, 2009	$3,396	$25	$912	$4,333

The remaining cash expenditures as of January 31, 2009 consist of approximately $4,333 in employee severance, of which a substantial amount will be paid within the next 12 months.

8. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	January 31, 2009	July 31, 2008
Inventories:
Raw materials	$46,206	$43,689
Work-in-process	18,847	16,893
Finished goods	16,595	18,615

	$81,648	$79,197

Accrued liabilities:
Accrued employee compensation and benefits	$10,929	$17,413
Accrued voluntary retirement and restructuring costs	4,333	5,080
Accrued warranty	5,009	5,403
Other	4,897	6,656

	$25,168	$34,552

Advance payments and deferred revenue:
Deferred revenue	$7,848	$8,569
Customer deposits	3,095	2,216

	$10,943	$10,785

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Net income	$1,419	$7,147	$1,739	$13,535

Weighted average number of common shares outstanding-basic	12,829	13,174	13,030	13,133
Effect of dilutive securities:
Stock options and restricted stock	47	97	95	112

Weighted average number of common shares outstanding-diluted	12,876	13,271	13,125	13,245

Net loss earnings per share:
Basic	$0.11	$0.54	$0.13	$1.03

Diluted	$0.11	$0.54	$0.13	$1.02

Anti-dilutive shares related to outstanding stock options	533	71	361	73

10. Dividends:

The Company declared a dividend of $0.10 per share of Common Stock on September 25, 2008, which was paid on October 20, 2008 to stockholders of record on October 6, 2008. The Company also declared a dividend of $0.10 per share of Common Stock on December 4, 2008, which was paid on December 31, 2008 to stockholders of record on December 18, 2008. The Company also declared a dividend of $0.10 per share of Common Stock on March 3, 2009, which will be paid on March 31, 2009 to stockholders of record on March 17, 2009.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Comprehensive income (loss):

Components of comprehensive income (loss) include net income and certain transactions that have generally been reported as a component of Stockholders’ Equity. The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Net Income	$1,419	$7,147	$1,739	$13,535
Other comprehensive income (loss), net of taxes:
Pension adjustment, net of tax provisions of $1 and $16 for the three months ended January 31, 2009 and 2008, respectively, and a tax provision of $10 and a tax benefit of $15 for the six months ended January 31, 2009 and 2008, respectively.	1	25	16	(23)
Foreign currency translation adjustment, net of tax benefits of $103 and $284 for the three months ended January 31, 2009 and 2008, respectively, and a tax benefit of $1,286 and a tax provision of $308 for the the six months ended January 31, 2009 and 2008, respectively.	(440)	751	(15,624)	4,969

Total comprehensive income (loss)	$980	$7,923	$(13,869)	$18,481

The components of accumulated other comprehensive income, net of taxes, at January 31, 2009 and July 31, 2008 are as follows:

	January 31, 2009	July 31, 2008
Foreign currency translation adjustment	$3,045	$18,669
Pension adjustment	(81)	(97)

Total	$2,964	$18,572

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities were as follows:

	Six Months Ended January 31,
	2009	2008
Accounts receivable	$(258)	$3,443
Inventories	(6,427)	(2,541)
Other assets	(812)	632
Refundable income taxes	4,002	—
Accounts payable	(1,874)	(1,869)
Accrued liabilities	(10,989)	(3,456)
Advance payments and deferred revenue	898	(639)
Other liabilities	(172)	—
Accrued income taxes	149	(227)

Net changes in operating assets and liabilities	$(15,483)	$(4,657)

13. Taxes:

The Company’s income tax benefits of $1,695 and $2,158 for the three and six months ended January 31, 2009, respectively, were due primarily to the Internal Revenue Service (“IRS”) income tax refund of $6,459 received in December 2008. The refund, which included $1,065 of interest, was for the carryback of a loss and research and development credits from the fiscal year ended July 31, 2004 and from additional research and development tax credits claimed on amended income tax returns for the fiscal years ended July 31, 2001 through 2003. The impact of this refund and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,232 was recorded as a tax benefit in both the three and six months ended January 31, 2009. Also contributing to the income tax benefits for the three and six months ended January 31, 2009 were discrete benefits of $391 for previously unrecognized tax benefits resulting from the settlement of the IRS audit, partially offset by additional provisions for agreed federal and state adjustments. The income tax benefit for the six months ended January 31, 2009 also includes a discrete tax benefit of $404 for the reinstatement of the federal research and experimentation credit back to January 1, 2008.

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

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” at the beginning of fiscal year 2008. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. As a result of the implementation of FIN No. 48, the Company recognized a net increase of $2,239 to the August 1, 2007 retained earnings balance, which consisted of a non-current other asset and accrued income taxes of $3,806 and $1,567, respectively. At July 31, 2008, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $18,296. The unrecognized tax benefits have decreased to $15,066 at January 31, 2009; these benefits, if recognized in a future period, the timing of which is not estimable, would impact the Company’s effective tax rate.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Analogic and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through July 31, 2002. As of January 31, 2009, Analogic was under audit by the IRS for the fiscal year ended July 31, 2007.

The Company also has an unresolved state tax audit currently under appeal and one in progress. It is reasonably possible that a reduction in the unrecognized tax benefits may occur as a result of some or all of the matters concluding, but quantification of an estimated range cannot be made at this time. Within the next four fiscal quarters, the statute of limitations may close on the 2005 federal and state income tax returns and it is reasonably expected that net unrecognized tax benefits of $780 from these jurisdictions may be recognized in the next four quarters.

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

The Company has net operating loss carryforwards in Belgium of approximately $4,200 that are subject to a valuation allowance. It is reasonably possible that the valuation allowance could reverse in the next twelve months.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the date of adoption of FIN No. 48 and at January 31, 2009, the Company had approximately $1,025 and $1,161, respectively, accrued for interest on unrecognized tax benefits.

14. Segment information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of x-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, orthopedic, and general radiology applications; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection aviation security systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2008.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below presents information about the Company’s reportable segments.

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Revenues:
Medical Technology Products from external customers:
Medical Imaging Products (A)	$61,792	$53,620	$121,036	$105,739
Digital Radiography products	6,772	5,767	14,226	10,633
B-K Medical	20,848	24,698	39,736	45,203

	89,412	84,085	174,998	161,575
Security Technology Products from external customers	11,240	12,875	24,094	26,211
Corporate and Other	2,063	2,440	5,175	5,815

Total	$102,715	$99,400	$204,267	$193,601

Income (loss) before income taxes
Medical Technology Products:
Medical Imaging Products (B)	$(1,213)	$5,631	$(2,664)	$11,395
Digital Radiography Products	(19)	(2,251)	540	(4,066)
B-K Medical	827	3,044	(1,278)	3,966

	(405)	6,424	(3,402)	11,295
Security Technology Products	383	1,384	1,930	2,678
Corporate and Other	(254)	2,898	1,053	6,268

Total	$(276)	$10,706	$(419)	$20,241

	January 31, 2009	July 31, 2008
Identifiable assets:
Medical Imaging Products (C)	$150,707	$146,854
Digital Radiography Products	24,847	35,122
B-K Medical	84,030	101,455
Security Technology Products	13,077	13,011
Corporate and Other (D)	185,242	214,723

Total	$457,903	$511,165

(A)	Includes Copley revenues for the three and six months ended January 31, 2009 of $15,922 and $35,476, respectively.

(B)	Includes Copley loss before taxes for the three and six months ended January 31, 2009 of $757 and $1,035, respectively.

(C)	Includes goodwill and net intangible assets from the acquisition of Copley of $2,418 and $42,242, respectively, at January 31, 2009, and $3,534 and $44,574, respectively, at July 31, 2008.

(D)	Includes cash and cash equivalents and marketable securities of $111,551 and $132,433 at January 31, 2009 and July 31, 2008, respectively.

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

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2009.

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

The following table presents the Company’s product warranty liability for the reporting periods:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Balance at the beginning of the period	$4,884	$5,489	$5,403	$5,241
Accrual	973	937	1,695	2,251
Settlements made in cash or in kind during the period	(848)	(830)	(2,089)	(1,896)

Balance at the end of the period	$5,009	$5,596	$5,009	$5,596

The Company currently has approximately $22,500 in revolving credit facilities with banks available for direct borrowings. The Company’s revolving credit facility agreement contains a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant at January 31, 2009 with a tangible net worth of approximately $340,400. As of January 31, 2009, there were no direct borrowings or off-balance sheet arrangements.

16. Common Stock repurchase:

On October 13, 2008, the Company announced that, on the same date, its Board of Directors had authorized the repurchase of up to $25,000 of the Company’s Common Stock. The Company completed the repurchase program, which was funded using the Company’s available cash, in the second quarter of fiscal year 2009. During the three and six months ended January 31, 2009, the Company repurchased 648,020 and 736,694 shares, respectively, of Common Stock under this repurchase program for $21,520 and $25,022, respectively, at an average purchase price per share of $33.21 and $33.97, respectively. Included in the $25,022 paid for the Common Stock under this program was $22 of commissions and fees to the Company’s broker.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the financial condition and results of operations for Analogic Corporation and its subsidiaries (the “Company”) and should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, the Company makes in this document are forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including those set forth in Part II. Item 1A. “Risk Factors”, which may cause the actual results, performance, or achievements of the Company to differ materially from the projected results.

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. The periods ended January 31, 2009 and 2008 represent the second quarters of the 2009 and 2008 fiscal years, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

The Company is engaged primarily in the design, manufacture and sale of high performance data acquisition and signal processing instruments to customers that manufacture products primarily for two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of x-ray detectors and direct digital radiography systems for diagnostic and interventional applications in mammography, orthopedic, and general radiology applications; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection aviation security systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income.

A significant portion of the Company’s products are sold to Original Equipment Manufacturers (“OEMs”), whose purchasing dynamics have an impact on the Company’s reported sales. OEMs that purchase the Company’s Medical Imaging and Digital Radiography Products generally incorporate those products as components in their systems, which are in turn sold to end users, primarily hospitals and clinics. Over the last nine months, Medical Imaging Products OEM customers have been impacted by the U.S Deficit Reduction Act (“DRA”). The DRA reduced government reimbursement rates for doctors utilizing medical imaging procedures for their patients. In addition, the deterioration of global economic conditions over the last six months has resulted in reduced endowments and funding of hospitals and clinics. In response, these end users have begun to reduce the capital available for investment in new facilities, expansions or upgrades. As such, Medical Imaging Products OEMs have experienced reductions in demand for their products and have in turn reduced their procurement spending.

In the Company’s Security Technology Products business, a major OEM customer purchases and resells the Company’s products to end users including domestic and foreign airports as well as the U.S Transportation Security Authority (“TSA”). In Security Technology Products, the Company’s OEM customer purchasing dynamics are generally affected by the level of government funding, the expansion of airport terminals and the continuing increase in airline passenger volume. It is expected that the recently signed American Recovery and Reinvestment Act may result in additional government funding for security scanners of checked and carry-on baggage.

Over the past several years the Company has had significant cash and marketable securities balances, which over the past year have been impacted by a reduction in interest rates. The Company has historically invested in U.S government backed securities, bonds, and certificates of deposit, the interest rates of which have declined significantly over the last year. Also contributing to the decline in interest income of approximately 69% for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 were Copley Controls Corporation (“Copley”) acquisition related costs of $73,332 in the third quarter of fiscal year 2008 and repurchases of Common Stock of $85,022 since April 30, 2007.

The Company performed the first step of the two-step impairment test under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and compared the fair value of the OEM Reporting Unit (the “Reporting Unit”) to its carrying value during the second quarter of fiscal year 2009. The Company determined that the fair value of the Reporting Unit was more than the carrying value of the net assets of the Reporting Unit, and thus there was no impairment.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of its goodwill impairment testing during the second quarter of fiscal year 2009 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record an impairment charge for the goodwill and indefinite lived intangible asset in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of fiscal year 2010, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The following table sets forth key financial data and growth rates for the three months ended January 31, 2009 and 2008. This summary is not a substitute for the detail provided in the following pages or for the Unaudited Consolidated Financial Statements and Notes that appear elsewhere in this document.

	Three Month Ended January 31,		Percentage Growth
	2009	2008
Total net revenue	$102,715	$99,400	3%
Income (loss) from operations	(1,507)	7,801	-119%
Net income	1,419	7,147	-80%
Diluted net income per share	0.11	0.54	-80%

Net revenue for the three months ended January 31, 2009 was $3,315, or 3%, higher than the same period last year, due primarily to an increase in engineering revenue of $3,479, or 127%. While product revenue remained relatively consistent for the three months ended January 31, 2009 as compared to the same period last year, the Company had $15,471 of product revenue from Copley, which the Company acquired in April 2008. The increase in product revenues from Copley was offset by a decline in demand for core Medical Technology Products and Security Technology Products.

Income (loss) from operations, net income, and diluted net income per share in the three months ended January 31, 2009 declined from the three months ended January 31, 2008 due primarily to a decline in gross margin contribution as well as an increase in operating expenses. The decline in gross margin was due primarily to amortization of acquisition related intangible assets, unfavorable product mix, and manufacturing inefficiencies related to lower production volumes. The increase in operating expenses was due primarily to Copley operating expenses of $3,835, contingent professional fees of $688 related to an income tax refund and related interest of $6,459 received from the Internal Revenue Service (“IRS”) in December 2008, and a restructuring charge of $3,488 in the three months ended January 31, 2009. On January 28, 2009, the Company announced a plan to reduce its workforce by 116 employees worldwide. The total cost of this plan, including severance and personnel related costs, were $3,488 and were recorded as a restructuring charge during the three and six months ended January 31, 2009. The Company also terminated 29 employees from Copley in January 2009. The severance and personnel related costs of $323 for the Copley employees were accrued for in fiscal year 2008 in connection with the acquisition. The savings from the termination of the 145 employees on an annual basis is estimated to be approximately $9,800.

Net income and diluted net income per share were further impacted by a decline in net interest income of $1,717, due primarily to lower effective interest rates and lower invested cash balances, partially offset by a decrease in the effective tax rate. For the three months ended January 31, 2009, we realized a significant tax benefit as compared to a provision of 33% for the three months ended January 31, 2008. The tax benefit for the three months ended January 31, 2009 was due primarily to the income tax refund from the IRS of $6,459, which included interest of $1,065. The impact of this refund and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,232 was recorded as tax benefit in both the three and six months ended January 31, 2009.

On October 13, 2008, the Company announced that, on the same date, its Board of Directors had authorized the repurchase of up to $25,000 of the Company’s Common Stock. The Company completed the repurchase program, which was funded using the Company’s available cash, in the second quarter of fiscal year 2009. During the three and six months ended January 31, 2009, the Company repurchased 648,020 and 736,694 shares, respectively, of Common Stock under this repurchase program for $21,520 and $25,022, respectively, at an average purchase price per share of $33.21 and $33.97, respectively. Included in the $25,022 paid for the Common Stock under this program was $22 of commissions and fees to the Company’s broker.

Results of Operations

Three Months Ended January 31, 2009 vs. Three Months Ended January 31, 2008

Net Revenue and Gross Margin

Net revenue and gross margin for the three months ended January 31, 2009 as compared with the three months ended January 31, 2008 are summarized in the tables below.

Product Revenue and Gross Margin

	Three Months Ended January 31,		Percentage Growth
	2009	2008
Product revenue	$94,444	$94,231	0.2%
Gross margin	32,622	37,056	-12.0%
Gross margin %	34.5%	39.3%

Product revenue for the three months ended January 31, 2009 was consistent with the three months ended January 31, 2008. While total product revenue was consistent, product revenue in Medical Imaging Products and Digital Radiography Products increased $6,370 and $1,178, respectively, offset by decreases in B-K Medical and Security Technology Products of $3,850 and $3,485, respectively.

The increase in product revenue for Medical Imaging Products was due primarily to the acquisition of Copley during April 2008, which accounted for $15,471 of product revenue in the three months ended January 31, 2009. This increase was partially offset by a decline in demand for data acquisition systems, detectors, and CT subsystems due primarily to the DRA and the global economic crisis. The increase in product revenue for Digital Radiography Products was due primarily to an increase in shipments of mammography detectors to an OEM customer during the three months ended January 31, 2009. The decrease in product revenue for B-K Medical was due primarily to an unfavorable change in the foreign currency exchange rate, which accounted for approximately $2,500 of the decrease. Also contributing to the decrease was a decline in demand for ultrasound systems due to customer order delays in anticipation of two new ultrasound product lines, one of which was introduced late in the second quarter and the other of which will be introduced in the third quarter of fiscal year 2009. The decrease in Security Technology Products was due primarily to a decrease in sales of spare parts and accessories of approximately $2,700 from the three months ended January 31, 2008 to the three months ended January 31, 2009.

Product gross margin percentage decreased to 34.5% for the three months ended January 31, 2009, from 39.3% for the three months ended January 31, 2008. The decline in the product gross margin percentage was due primarily to Medical Imaging Products. The decline in the Medical Imaging Products gross margin percentage was due primarily to the amortization of intangible assets from the acquisition of Copley, a higher mix of lower margin Copley products, and reduced manufacturing efficiency caused by lower production volumes. The decline in the Medical Imaging Products gross margin percentage was partially offset by increases in the product gross margin percentage of Digital Radiography Products and B-K Medical. The increase in the product gross margin percentage for Digital Radiography Products was due primarily to improved manufacturing yields. The increase in the B-K Medical product gross margin was due primarily to favorable product and geographical mix.

Engineering Revenue and Gross Margin

	Three Months Ended January 31,		Percentage Growth
	2009	2008
Engineering revenue	$6,208	$2,729	127.5%
Gross margin (loss)	(85)	(391)	-78.3%
Gross margin %	-1.4%	-14.3%

Engineering revenue increased $3,479, or 127.5%, for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. The increase in engineering revenue was due primarily to increases in Security Technology Products and Medical Imaging Products of $1,849 and $1,802, respectively. The increase in Security Technology Products was due primarily to engineering revenue on a time and materials project with the TSA to transition the eXaminer XLB from a prototype into a product that can be manufactured. The increase in Medical Imaging Products was due primarily to an increase in customer funded engineering projects.

The engineering gross loss decreased $306 to $85 for the three months ended January 31, 2009 as compared to $391 for the three months ended January 31, 2008. The decrease was due primarily to an increase in gross margin on Security Technology Product projects as a result of more activity on higher gross margin projects partially offset by an increase of costs incurred in excess of revenues on certain customer funded Medical Imaging Products projects.

Other Revenue

Other revenue of $2,063 and $2,440 represents revenue from the hotel operations for the three months ended January 31, 2009 and 2008, respectively. The decrease was due primarily to lower occupancy.

Operating Expenses

	Three Months Ended January 31,		Percentage of Revenue
	2009	2008	2009	2008
Research and product development	$11,358	$11,858	11.1%	11.9%
Selling and marketing	9,728	7,985	9.4%	8.0%
General and administrative	9,836	9,696	9.6%	9.8%
Restructuring charge	3,488	—	3.4%	0.0%

	$34,410	$29,539	33.5%	29.7%

Operating expenses increased $4,871 for the three months ended January 31, 2009 from the three months ended January 31, 2008. The increase was due primarily to the acquisition of Copley in April 2008. During the three months ended January 31, 2009, Copley accounted for operating expenses of $3,835, of which $1,917, $1,211, and $707 was for research and product development, selling and marketing, and general and administrative expenses, respectively. Also, contributing to the increase in operating expenses was the restructuring charge of $3,488 during the three months ended January 31, 2009 for severance and personnel related costs of the restructuring plan implemented by management in January 2009.

Other items that contributed to the increase in operating expenses in the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 was a decline in research and product development expenses due primarily to more work on customer funded engineering projects and less spending on engineering materials. Additionally, the increase in general and administrative expenses from the three months ended January 31, 2008 to the three months ended January 31, 2009 included $688 of contingent professional fees related to an income tax refund and related interest of $6,459 received from the IRS in December 2008.

Other Income

Net interest income was $767 for the three months ended January 31, 2009 compared to $2,484 for the three months ended January 31, 2008. The decrease was due primarily to lower invested cash balances as a result of the acquisition of Copley, the Company’s $25,022 Common Stock repurchase in the first and second quarters of fiscal year 2009, and a decline in interest rates.

Net other income was $464 and $421 for the three months ended January 31, 2009 and 2008, respectively. Net other income consisted predominantly of foreign currency exchange gains by the Company’s Canadian subsidiary during the three months ended January 31, 2009. Net other income in the three months ended January 31, 2008 consisted primarily of $555 the Company received from its insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to the Company’s sale of its wholly owned subsidiary, Camtronics Medical Systems, Ltd. (“Camtronics”), in November 2005.

Provision for Income Taxes

The effective tax rate for the three months ended January 31, 2009 and 2008 was a benefit of 614% and a provision of 33%, respectively. The effective income tax rate is based upon the estimated income for the fiscal year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the three months ended January 31, 2009, the effective tax rate benefit of 614% was due primarily to the IRS refund of $6,459 received in December 2008. The refund, which included $1,065 of interest, was for the carryback of a loss and research and development credits from the fiscal year 2004 and from additional research and development tax credits claimed on amended income tax returns for fiscal years 2001 through 2003. The impact of this refund and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,232 was recorded as a tax benefit in the three months ended January 31, 2009. Also contributing to the effective tax rate benefit for the three months ended January 31, 2009 were discrete benefits of $391 for previously unrecognized tax benefits resulting from the settlement of the IRS audit, partially offset by additional provisions for agreed federal and state adjustments.

Net Income per Share

Net income as well as net income per share for the three months ended January 31, 2009 and 2008 are as follows:

	Three Months Ended January 31,
	2009	2008
Net income	$1,419	$7,147
% of net revenue	1.4%	7.2%
Diluted net income per share	$0.11	$0.54

Net income was $1,419 for the three months ended January 31, 2009 as compared to net income of $7,147 for the three months ended January 31, 2008. Basic and diluted net income per share were $0.11 for the three months ended January 31, 2009 as compared to basic and diluted net income per share of $0.54 for the three months ended January 31, 2008. The decreases in net income as well as basic and diluted net income per share from the three months ended January 31, 2008 to the three months ended January 31, 2009 were due primarily to a decline in gross margin, an increase in operating expenses, and a decline in interest income, partially offset by a decline in the effective income tax rate. Also partially offsetting the decrease in basic and diluted net income per share from the three months ended January 31, 2008 to the three months ended January 31, 2009 was the Company’s repurchase of 736,694 shares of Common Stock in the first two quarters of fiscal year 2009. The Common Stock repurchase was the primary driver in the decline of the diluted weighted average shares outstanding to approximately 12,876,000 for the three months ended January 31, 2009 from approximately 13,271,000 for the three months ended January 31, 2008.

Six Months Ended January 31, 2009 vs. Six Months Ended January 31, 2008

Net Revenue and Gross Margin

Net revenue and gross margin for the six months ended January 31, 2009 as compared with the six months ended January 31, 2008 are summarized in the tables below.

Product Revenue and Gross Margin

	Six Months Ended January 31,		Percentage Growth
	2009	2008
Product revenue	$189,391	$179,542	5.5%
Gross margin	62,291	70,318	-11.4%
Gross margin %	32.9%	39.2%

Product revenue for the six months ended January 31, 2009 increased $9,849, or 5.5%, over the six months ended January 31, 2008. The increase in product revenue was due primarily to an increase in product revenue for Medical Imaging Products and Digital Radiography Products of $14,097 and $3,893, respectively, partially offset by decreases in B-K Medical and Security Technology Products of $5,467 and $2,674, respectively.

The increase in product revenue for Medical Imaging Products was due primarily to the acquisition of Copley during April 2008, which accounted for $35,026 of product revenue in the six months ended January 31, 2009. This increase was partially offset by a decline in demand for data acquisition systems, detectors, and CT subsystems due primarily to the DRA and the global economic crisis. Digital Radiography Products revenues increased in response to a ramp up of shipments of mammography detectors to an OEM customer during the six months ended January 31, 2009. B-K Medical product revenues declined due primarily to an unfavorable change in the foreign currency exchange rate, which accounted for approximately $2,900 of the decrease. Also contributing to the decrease was a decline in demand for ultrasound systems due to customer order delays in anticipation of two new ultrasound product lines, one of which was introduced late in the second quarter and the other of which will be introduced in the third quarter of fiscal year 2009. The decrease in Security Technology Products was due primarily to a decrease in sales of spare parts and accessories of approximately $4,300 from the six months ended January 31, 2008 to the six months ended January 31, 2009. The decrease in sales of spare parts and accessories was partially offset by 6 more baggage scanners shipped in the six months ended January 31, 2009 as compared to the six months ended January 31, 2008.

Product gross margin percentage decreased to 32.9% for the six months ended January 31, 2009, from 39.2% for the six months ended January 31, 2008. The decline in the product gross margin percentage was due primarily to Medical Imaging Products. The decline in the Medical Imaging Products gross margin percentage was due primarily to the amortization of intangible assets from the acquisition of Copley, a higher mix of lower margin Copley products, and reduced manufacturing efficiency caused by lower production volumes. The decline in the Medical Imaging Products gross margin percentage was partially offset by an increase in the product gross margin percentage of Digital Radiography Products due primarily to improved manufacturing yields.

Engineering Revenue and Gross Margin

	Six Months Ended January 31,		Percentage Growth
	2009	2008
Engineering revenue	$9,701	$8,244	17.7%
Gross margin (loss)	218	(332)	165.7%
Gross margin %	2.2%	-4.0%

Engineering revenue increased $1,457, or 17.7%, for the six months ended January 31, 2009 as compared to the six months ended January 31, 2008. The increase in engineering revenue was due primarily to increases in Security Technology Products and Medical Imaging Products of $557 and $1,200, respectively. The increase in Security Technology Products was due primarily to engineering revenue on a time and materials project with the TSA to transition the eXaminer XLB from a prototype into a product that can be manufactured. This increase was partially offset by the completion of a project in the six months ended January 31, 2008, which was accounted for under the completed contract method and had revenue of $2,417 for engineering activities that had been performed primarily in periods prior to the six months ended January 31, 2008. The increase in Medical Imaging Products was due primarily to an increase in customer funded engineering projects.

The engineering gross loss for the six months ended January 31, 2008 decreased $550 to a gross margin of $218 for the six months ended January 31, 2009. The decrease was due primarily to an increase in gross margin on Security Technology Product projects as a result of more activity on higher gross margin projects, partially offset by an increase in costs incurred in excess of revenues on certain customer funded Medical Imaging Products projects.

Other Revenue

Other revenue of $5,175 and $5,815 for the six months ended January 31, 2009 and 2008, respectively, represents revenue from the hotel operations. The decrease was due primarily to lower occupancy.

Operating Expenses

	Six Months Ended January 31,		Percentage of Revenue
	2009	2008	2009	2008
Research and product development	$23,925	$23,040	11.7%	11.9%
Selling and marketing	19,412	15,787	9.5%	8.2%
General and administrative	20,464	19,136	10.0%	9.9%
Restructuring charge	3,488	—	1.7%	0.0%

	$67,289	$57,963	32.9%	30.0%

Operating expenses increased $9,326 for the six months ended January 31, 2009 from the six months ended January 31, 2008. The increase was due primarily to the acquisition of Copley in April 2008. During the six months ended January 31, 2009, Copley accounted for operating expenses of $7,975, of which $3,575, $2,587, and $1,813 was for research and product development, selling and marketing, and general and administrative expenses, respectively. Also, contributing to the increase in operating expenses was the restructuring charge of $3,488 during the six months ended January 31, 2009 for severance and personnel related costs of the restructuring plan implemented by management in January 2009.

Other items that contributed to the increase in operating expenses in the six months ended January 31, 2009 as compared to the six months ended January 31, 2008 was $688 of contingent professional fees in general and administrative expenses related to an income tax refund and related interest of $6,459 received from the IRS in December 2008. Partially offsetting this increase in operating expenses was a reduction in research and product development costs on internally funded engineering projects for Medical Imaging Products due primarily to an increase in customer funded engineering projects.

Other Income

Net interest income was $1,775 for the six months ended January 31, 2009 compared to $5,187 for the six months ended January 31, 2008. The decrease was due primarily to lower invested cash balances as a result of the acquisition of Copley, the Company’s $25,022 Common Stock repurchase in the first and second quarters of fiscal year 2009, and a decline in interest rates.

Net other income was $897 and $860 for the six months ended January 31, 2009 and 2008, respectively. Net other income consisted predominantly of foreign currency exchange gains incurred by the Company’s Canadian subsidiary during the six months ended January 31, 2009. Net other income in the six months ended January 31, 2008 consisted primarily of $555 the Company received from its insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to the Company’s sale of Camtronics in November 2005. Also contributing to the net other income during the six months ended January 31, 2008 was foreign currency exchange gains incurred by the Company’s Canadian and Danish subsidiaries.

Provision for Income Taxes

The effective tax rate for the six months ended January 31, 2009 and 2008 was a benefit of 515% and a provision of 33%, respectively. The effective income tax rate is based upon the estimated income for the fiscal year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. For the six months ended January 31, 2009, the effective tax rate benefit of 515% was due primarily to the IRS refund of $6,459 received in December 2008. The refund, which included $1,065 of interest, was for the carryback of a loss and research and development credits from fiscal year 2004 and from additional research and development tax credits claimed on amended income tax returns for fiscal years 2001 through 2003. The impact of this refund and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,232 was recorded as a tax benefit in the six months ended January 31, 2009. Also contributing to the effective tax rate benefit for the six months ended January 31, 2009 were discrete benefits of $391 for previously unrecognized tax benefits resulting from the settlement of the IRS audit, partially offset by additional provisions for agreed federal and state adjustments. The effective tax rate benefit for the six months ended January 31, 2009 also includes a discrete tax benefit of $404 for the reinstatement of the federal research and experimentation credit back to January 1, 2008.

Net Income per Share

Net income and net income per share for the six months ended January 31, 2009 and 2008 were as follows:

	Six Months Ended January 31,
	2009	2008
Net income	$1,739	$13,535
% of net revenue	0.9%	7.0%
Diluted net income per share	$0.13	$1.02

Net income was $1,739 for the six months ended January 31, 2009 compared to $13,535 for the six months ended January 31, 2008. Basic and diluted net income per share were $0.13 for the six months ended January 31, 2009 as compared to basic and diluted net income per share of $1.03 and $1.02, respectively, for the six months ended January 31, 2008. The decreases in net income as well as basic and diluted net income per share from the six months ended January 31, 2008 to the six months ended January 31, 2009 were due primarily to a decline in gross margin, an increase in operating expenses, and a decline in interest income, partially offset by a decline in the effective income tax rate.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $147,848 and $186,442 at January 31, 2009 and July 31, 2008, respectively. Working capital was $257,494 and $287,260 at January 31, 2009 and July 31, 2008, respectively. The Company’s balance sheet reflected an increase in the current ratio to 5.3 to 1 at January 31, 2009 as compared to 4.9 to 1 at July 31, 2008, due primarily to a decline in accrued liabilities as a result of the payment of bonuses and voluntary retirement and restructuring costs during the six months ended January 31, 2009.

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

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2009, due to the short maturities of these instruments.

Cash equivalents totaled $82,148 at January 31, 2009 and consist solely of highly liquid investments with maturities of three months or less from the time of purchase. Marketable securities having maturities from the time of purchase in excess of three month, which totaled $65,700 at January 31, 2009, are stated at amortized cost, approximating fair value. These marketable securities are classified as held-to-maturity.

Net cash used for operating activities was $630 for the six months ended January 31, 2009 as compared to net cash provided by operating activities of $19,387 for the six months ended January 31, 2008. The cash flows used for operating activities in the six months ended January 31, 2009 was due primarily to a net change in operating assets and liabilities of $15,483 partially offset by net income of $1,739, depreciation and amortization of $8,907, a restructuring charge of $3,488, and share-based compensation expense of $2,698. The net change in operating assets and liabilities was due primarily to decreases in accrued liabilities and accounts payable of $10,989 and $1,874, respectively, as well as increases in inventories of $6,427. Partially offsetting this net change in operating assets and liabilities was a decrease in refundable income taxes of $4,002.

The decrease in accrued liabilities of $10,989 was due primarily to the payment of bonuses and voluntary retirement and restructuring costs during the six months ended January 31, 2009. The decrease in accounts payable of $1,874 was due primarily to the timing of vendor payments. The increase in inventories of $6,427 was due primarily to an increase in inventories at B-K Medical as a result of the introduction of two new ultrasound product lines, one of which was introduced late in the second quarter and the other of which will be introduced in the third quarter of fiscal year 2009. The decrease in refundable income taxes of $4,002 was due primarily to the income tax refund of $6,459, which includes interest of $1,065, that was received from the IRS in the second quarter of fiscal year 2009.

Net cash used for investing activities was $60,395 and $60,737 in the six months ended January 31, 2009 and 2008, respectively. The cash used for investing activities in the six months ended January 31, 2009 was due primarily to the purchase of short-term held-to-maturity marketable securities and capital expenditures of $115,957 and $6,065, respectively, partially offset by the maturities of $62,787 of short-term held-to-maturity marketable securities.

Net cash used for financing activities was $27,555 and $737 in the six months ended January 31, 2009 and 2008, respectively. Net cash used for financing activities in the six months ended January 31, 2009 consisted of $25,022 to repurchase shares of Common Stock and $2,656 for dividends paid to stockholders.

The Company believes that its balances of cash and cash equivalents, marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations at January 31, 2009, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$11,391	$3,286	$3,998	$1,120	$2,987
Purchasing obligations	47,092	42,611	4,481	—	—

	$58,483	$45,897	$8,479	$1,120	$2,987

As of January 31, 2009, the total liabilities associated with uncertain tax positions under FIN No. 48 were $7,589. Due to the complexity associated with the Company’s tax uncertainties, it cannot make a reasonably reliable estimate of the period in which it expects to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

The Company currently has approximately $22,500 in revolving credit facilities with various banks available for direct borrowings. The Company’s revolving credit facility agreement contains a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant at January 31, 2009 with a tangible net worth of approximately $340,400. As of January 31, 2009, there were no direct borrowings or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company continues to have the same critical accounting policies and estimates as are described in Item 7, beginning on page 32, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed with the United States Securities and Exchange Commission (the “SEC”) on September 29, 2008. Those policies and estimates relate to revenue recognition and accounts receivable; share-based compensation; inventories; concentration of credit risk; warranty reserve; investment in and advances to affiliated companies; business combinations; intangible assets and other long-lived assets; and income taxes. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these estimates and judgments require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate.

Recent Accounting Pronouncements

The Company adopted SFAS No. 157, “Fair Value Measurements”, on August 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During calendar year 2008, the FASB issued the following amendments to SFAS No. 157:

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

The Company adopted FSP No. FAS 157-1 and FSP No. FAS 157-3 in the first quarter of fiscal year 2009 concurrent with the adoption of SFAS No. 157. The adoption of SFAS No. 157 as amended did not have an impact on the Company’s financial position or results of operations. See Note 4 to the Consolidated Financial Statements for additional SFAS No. 157 disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS No. 159 on August 1, 2008 concurrent with its adoption of SFAS No. 157. The adoption of SFAS No. 159 did not have an impact on the Company’s financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 became effective 60 days following the SEC’s approval on September 16, 2008 of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement became effective during the second quarter of fiscal year 2009 and did not have an impact on the Company’s financial position or results of operations.

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

The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at fair value, and are classified as held-to-maturity. Total interest income for the three months ended January 31, 2009 was $767. An interest rate change of 10% would not have a material impact on the fair value of the Company’s investment portfolio or on future earnings.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2009, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company had three customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during either the three or six months ended January 31, 2009 or 2008.

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Philips	14%	(*)	16%	(*)
Toshiba	18%	19%	15%	19%
L-3 Communications	(*)	13%	(*)	12%

Note (*): Total product and engineering revenues were less than 10% in this period.

The Company’s top ten customers combined for approximately 68% and 67% of the Company’s total product and engineering revenue for the three months ended January 31, 2009 and 2008, respectively, and 69% and 68% for the six months ended January 31, 2009 and 2008, respectively. Philips and Toshiba also accounted for 16% and 12%, respectively, of net accounts receivable at January 31, 2009.

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

The Company’s business operates primarily within two major markets within the electronics industry, Medical Technology Products and Security Technology Products, which are subject to rapid technological change, pricing, and margin pressure. These markets have historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices, and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase and use of medical and security-related capital equipment could also affect the Company’s sales. The Company’s customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the Company’s industry in general or any of its major customers in particular, might adversely affect its operating results. The Company’s other businesses are subject to the same or greater technological and cyclical pressures.

Over the last nine months, the Company’s Medical Technology Products OEM customers have been impacted by the DRA, which reduced government reimbursement rates for doctors utilizing medical imaging procedures for their patients. In addition, the deterioration of global economic conditions over the last six months has resulted in reduced endowments and funding of hospitals and clinics. In response, these end users have begun to reduce the capital available for investment in new facilities, expansions or upgrades. As such, Medical Technology Products OEM customers have experienced reductions in demand for their products and have in turn reduced their procurement spending.

The Security Technology Products operating results could be negatively impacted by a reduction in the level of government funding, delays in the expansion of airport terminals, and decreases in airline passenger volume.

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

The Company markets and sells products in international markets, and has established offices and subsidiaries in Denmark, Germany, Italy, and Canada. Revenues from international operations accounted for 20% and 22% of total revenues for the three months ended January 31, 2009 and 2008, respectively, and 19% and 20% for the six months ended January 31, 2009 and 2008, respectively. From its U.S. operations, the Company also ships directly to customers in Europe and Asia, for which shipments accounted for 45% and 32% of total revenues for the three months ended January 31, 2009 and 2008, respectively, and 43% and 30% for the six months ended January 31, 2009 and 2008, respectively. There are inherent risks in transacting business internationally, including:

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

Sales of the Company’s security and inspection systems, in some cases as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies accounted for approximately 11% and 13% of the Company’s total product and engineering revenues in the three months ended January 31, 2009 and 2008, respectively, and approximately 12% and 14% in the six months ended January 31, 2009 and 2008, respectively. The Company’s security and inspection systems are included in many different domestic programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts could impact the Company’s products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds only on a single fiscal year basis. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which the Company is involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which the Company is a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or delays in the reduction in or failure to commit additional funds to a program in which the Company is involved could negatively impact its revenues and have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by the Company of its equity securities during the three months ended January 31, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
11/1/08-11/30/08	215,295	(1,3)	$37.85	211,905	$13,493,746
12/1/08-12/31/08	436,665	(1,3)	31.00	436,115	—
1/1/09-1/31/09	470	(1)	28.16	—	—

Total	652,430		$33.26	648,020	$—

(1)	Includes shares of 3,390, 550, and 470 surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards in November 2008, December 2008, and January 2009, respectively.

(2)	For purposes of determining the number of shares to be surrendered as described in Note 1, the price per share deemed to be paid was the closing price of the Company’s Common Stock on the NASDAQ Global Select Market on the vesting date or purchase date.

(3)	Includes shares of 211,905 and 436,115 purchased in open-market transactions in November 2008 and December 2008, respectively. These shares were purchased pursuant to a repurchase program authorized by the Board that was announced on October 13, 2008 to repurchase up to $25.0 million of the Company’s Common Stock. The Company completed the repurchase program, which was funded using the Company’s available cash, in December 2008. During the second quarter of fiscal year 2009, the Company repurchased 648,020 shares of Common Stock under this repurchase program for $21.5 million at an average purchase price of $33.21 per share.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 26, 2009, the Company held its 2009 Annual Meeting of Stockholders (the “Meeting”). At the Meeting, the votes on the matters presented to the Company’s stockholders were as follows:

(1) To elect two Class II directors for a one year term, to hold office until the 2010 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

	Votes For	Votes Withheld
James J. Judge	10,890,181	1,514,563
Gerald L. Wilson	11,054,880	1,349,864

The remaining terms of M. Ross Brown, Bernard M. Gordon, James W. Green, Michael T. Modic, Fred B. Parks, Sophie V. Vandebroek, and Edward F. Voboril continued after the meeting.

(2) To amend the Company’s Articles of Organization and By-Laws to implement majority voting in connection with the election of directors:

Votes For	Votes Against	Votes Abstain	Broker Non Votes
11,222,287	442,091	7,147	733,225

(3) To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2009:

Votes For	Votes Against	Votes Abstain	Broker Non Votes
11,752,169	649,927	2,654	0

Please see the Company’s Proxy Statement filed with the SEC on November 28, 2008 in connection with the Meeting for a complete description of the matters voted upon.

Item 6.	Exhibits

Exhibit	Description

10.1	Change of Control Agreement Dated December 24, 2008 Between Analogic Corporation and John J. Millerick

10.2	Amendment Dated December 24, 2008 to Letter Agreement Between Analogic Corporation and James W. Green Dated April 20, 2007

10.3	Amendment Dated December 24, 2008 to Letter Agreement Between Analogic Corporation and John J. Fry Dated October 29, 2007

10.4	Analogic Corporation Severance Plan For Management Employees, As Amended and Restated, Effective As Of December 31, 2008

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: March 6, 2009	/s/ James W. Green
James W. Green
President and
Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2009	/s/ John J. Millerick
John J. Millerick
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Change of Control Agreement Dated December 24, 2008 Between Analogic Corporation and John J. Millerick

10.2	Amendment Dated December 24, 2008 to Letter Agreement Between Analogic Corporation and James W. Green Dated April 20, 2007

10.3	Amendment Dated December 24, 2008 to Letter Agreement Between Analogic Corporation and John J. Fry Dated October 29, 2007

10.4	Analogic Corporation Severance Plan For Management Employees, As Amended and Restated, Effective As Of December 31, 2008

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended