Form 10-Q
period 2009-04-30
ANALOGIC CORP
filed 2009-06-05
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding at May 29, 2009 was 12,804,535.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	April 30, 2009	July 31, 2008
Assets
Current assets:
Cash and cash equivalents	$88,740	$173,912
Marketable securities	64,550	12,530
Accounts receivable, net of allowance for doubtful accounts of $674 and $998 at April 30, 2009 and July 31, 2008, respectively	57,317	66,573
Inventories	82,519	79,197
Refundable and deferred income taxes	13,646	17,429
Other current assets	12,067	11,285
Total current assets	318,839	360,926

Property, plant, and equipment, net	83,343	90,405
Capitalized software, net	5,009	4,422
Intangible assets, net	41,524	44,574
Goodwill	2,418	3,534
Other assets	328	1,378
Deferred income tax assets	6,827	5,926
Total Assets	$458,288	$511,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,666	$28,329
Accrued liabilities	26,369	34,552
Advance payments and deferred revenue	8,409	10,785
Total current liabilities	57,444	73,666

Long-term liabilities:
Accrued income taxes	5,282	7,365
Other long-term liabilities	757	686
Deferred income tax liabilities	716	942
Total long-term liabilities	6,755	8,993
Commitments and guarantees (Note 15)

Stockholders’ equity:
Common stock, $.05 par value	640	672
Capital in excess of par value	70,527	70,593
Retained earnings	317,635	338,669
Accumulated other comprehensive income	5,287	18,572
Total stockholders’ equity	394,089	428,506
Total Liabilities and Stockholders’ Equity	$458,288	$511,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Net revenue:
Product	$86,864	$98,167	$276,255	$277,709
Engineering	4,846	2,483	14,547	10,727
Other	1,883	2,118	7,058	7,933
Total net revenue	93,593	102,768	297,860	296,369
Cost of sales:
Product	55,908	60,525	183,008	169,749
Engineering	5,148	2,218	14,631	10,794
Other	1,576	1,693	5,062	5,337
Total cost of sales	62,632	64,436	202,701	185,880

Gross margin	30,961	38,332	95,159	110,489
Operating expenses:
Research and product development	10,572	12,363	34,497	35,403
Selling and marketing	8,985	8,422	28,397	24,209
General and administrative	9,899	9,878	30,363	29,014
Restructuring charge	-	-	3,488	-
Total operating expenses	29,456	30,663	96,745	88,626
Income (loss) from operations	1,505	7,669	(1,586)	21,863
Other income (loss):
Interest income, net	531	1,640	2,306	6,827
Other	(158)	230	739	1,090
Total other income	373	1,870	3,045	7,917
Income before income taxes	1,878	9,539	1,459	29,780
Provision for (benefit from) income taxes	(373)	2,860	(2,531)	9,566
Net income	$2,251	$6,679	$3,990	$20,214
Net income per share:
Basic	$0.18	$0.51	$0.31	$1.54
Diluted	$0.18	$0.50	$0.31	$1.52
Weighted-average shares outstanding:
Basic	12,619	13,222	12,896	13,162
Diluted	12,691	13,318	12,990	13,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$3,990	$20,214

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(1,619)	2,625
Depreciation and amortization	12,994	9,988
Allowance for (recoveries of) doubtful accounts and notes receivable	210	(530)
Gain on sale of other investments	-	(139)
Net gain on sale of property, plant, and equipment	(25)	-
Share-based compensation expense	3,786	2,291
Excess tax provision (benefit) from share-based compensation	123	(246)
Restructuring charge	3,488	-
Net changes in operating assets and liabilities (Note 12)	(14,164)	(1,966)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,783	32,237

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(8,153)	(9,712)
Acquisition of business, net of cash acquired	(350)	(73,304)
Capitalized software development costs	(1,521)	(1,566)
Purchase of short-term held-to-maturity marketable securities	(180,507)	(103,485)
Maturities of short-term held-to-maturity marketable securities	128,487	83,608
Maturities of long-term available-for-sale marketable securities	-	2,000
Proceeds from the sale of other investments	-	274
Proceeds from the sale of property, plant, and equipment	35	-
Investments in and advances to affiliated companies	(2)	-
NET CASH USED FOR INVESTING ACTIVITIES	(62,011)	(102,185)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options and employee stock purchase plan	149	2,310
Excess tax provision (benefit) from share-based compensation	(123)	246
Purchase of common stock	(25,022)	-
Dividends paid to shareholders	(3,913)	(3,996)
NET CASH USED FOR FINANCING ACTIVITIES	(28,909)	(1,440)

EFFECT OF EXCHANGE RATE DECREASE (INCREASE) ON CASH	(3,035)	977

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(85,172)	$(70,411)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173,912	226,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,740	$156,134

Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$5,026	$(5,092)
Interest paid	-	17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation and its subsidiaries (“Analogic” or the “Company”) are engaged primarily in the design, manufacture, and sale of high performance data acquisition and signal processing instruments to Original Equipment Manufacturers (“OEMs”) for use in advanced health and security systems and subsystems. One of Analogic’s subsidiaries sells products under its own name directly to niche clinical ultrasound end-user markets. Analogic’s top ten customers combined for approximately 68% and 67% of the Company’s total product and engineering revenue for the three months ended April 30, 2009 and 2008, respectively, and 69% and 68% for the nine months ended April 30, 2009 and 2008, respectively. Two customers, Philips and L3 Communications, also accounted for 16% and 12%, respectively, of net accounts receivable at April 30, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2009 (“fiscal year 2009”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2008 (“fiscal year 2008”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008. The accompanying Consolidated Balance Sheet as of July 31, 2008 contains data derived from audited financial statements.

2. Recent accounting pronouncements:

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During calendar year 2008, the Financial Accounting Standards Board (“FASB”) issued the following interpretations of SFAS No. 157:

—

FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, amends SFAS No. 157 to remove certain leasing transactions from its scope.

—

FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, delays the effective date of SFAS No. 157 from fiscal year 2008 to the fiscal year ending July 31, 2010 (“fiscal year 2010”) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its financial position and results of operations.

—

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company adopted FSP No. FAS 157-1 and FSP No. FAS 157-3 in the first quarter of fiscal year 2009 concurrent with the adoption of SFAS No. 157. The adoption of SFAS No. 157, as amended, did not have an impact on the Company’s financial position, results of operations, or cash flows. See Note 4 for additional SFAS No. 157 disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP was effective for the Company beginning April 1, 2009 and did not have an impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS No. 159 on August 1, 2008 concurrent with its adoption of SFAS No. 157. The adoption of SFAS No. 159 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be fiscal year 2010. An entity may not apply it before that date. The provisions of SFAS No. 141(R) will only impact the Company if the Company is a party to a business combination after July 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning on August 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its financial position, results of operations, and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP No. FAS 142-3 will have a material impact on its results of operations, financial position, or cash flows.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS No. 162 became effective 60 days following the SEC’s approval on September 16, 2008 of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement became effective during the second quarter of fiscal year 2009 and did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). The Company will adopt this FSP in the first quarter of fiscal year 2010 and the impact of the adoption on the Company’s consolidated financial statements will largely depend on the size and nature of any business combinations. The provisions of this FSP will only impact the Company if the Company is a party to a business combination after July 31, 2009.

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

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Cost of product sales	$69	$40	$214	$135
Research and product development	279	292	874	573
Selling and marketing	149	53	444	53
General and administrative	591	439	2,254	1,530
Share-based compensation expense before tax	1,088	824	3,786	2,291
Income tax effect	571	100	1,191	462
Net share-based compensation expense	$517	$724	$2,595	$1,829

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Beginning in fiscal year 2008, the Company’s Compensation Committee (the “Committee”) began granting performance contingent restricted stock awards. From August 1, 2007 through April 30, 2009, the Committee granted awards for a target of 145,934 performance contingent restricted stock shares (“performance awards”) under the Company’s 2007 Restricted Stock Plan, of which 7,148 shares have been forfeited. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle, which is July 31, 2010 for 93,627 shares granted in fiscal year 2008 and July 31, 2011 for 45,159 shares granted in fiscal year 2009. The performance goal for the performance awards is based solely on the cumulative growth of an adjusted earnings per share metric. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to, in most cases, 200% of the target award, or up to 277,572 shares. The actual number of shares to be issued will also include the payment of dividends on the actual number of shares earned. The maximum compensation expense for the performance awards is $16,253 based on a weighted average grant date fair value of $58.55 per share. Compensation expense is being recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of each three-year performance cycle. As of April 30, 2009, the Company estimated that total awards covering 49,512 shares with a value of $2,910 were deemed probable of vesting out of awards totaling 138,786 outstanding shares. During the three months ended April 30, 2009 and 2008, compensation expense of $29 and $439, respectively, was recognized for the performance awards based on the amount of shares deemed probable of vesting. During the nine months ended April 30, 2009 and 2008, compensation expense of $449 and $635, respectively, was recognized for the performance awards based on the amount of shares deemed probable of vesting.

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

The weighted average grant date fair values of options granted were $11.08 per share during the three months ended April 30, 2009, and $18.56 and $21.58 per share during the nine months ended April 30, 2009 and 2008, respectively. There were no option grants during the three months ended April 30, 2008. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended April 30,	Nine Months Ended April 30,
	2009	2009	2008
Expected option term (1)	4.7 years	4.7 years	4.7 years
Expected volatility factor (2)	34%	34%	31%
Risk-free interest rate (3)	3.04%	3.04%	4.71%
Expected annual dividend yield	0.6%	0.6%	0.6%

(1)	The option life was determined by estimating the expected option life using historical data.
(2)	The stock volatility for each grant is determined based on the review of the weighted average of historical daily price changes of the Company’s Common Stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted average fair values of the options granted under the Company’s employee stock purchase plan was $5.80 per share for each of the three and nine months ended April 30, 2009 and $15.13 per share during each of the three and nine months ended April 30, 2008. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three and Nine Months Ended April 30,
	2009	2008
Expected option term	0.5 years	0.5 years
Expected volatility factor	50%	24%
Risk-free interest rate	1.45%	5.02%
Expected annual dividend yield	1.5%	0.5%

The following table sets forth the stock option and restricted stock transactions from July 31, 2008 to April 30, 2009:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock		Performance-Based Unvested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2008	286,868	$51.47	4.29	$6,238	105,112	$55.71	98,072	$59.13

Granted	152,161	57.69			53,550	56.82	45,751	57.35
Exercised	(4,475)	44.26			-	-	-	-
Vesting of restricted stock	-	-			(29,280)	51.69	-	-
Cancelled (forfeited and expired)	(22,208)	44.79			(11,358)	62.35	(5,037)	58.94

Outstanding at April 30, 2009	412,346	54.20	4.84	97	118,024	56.57	138,786	58.55

Options vested or expected to vest at April 30, 2009 (1)	373,525	53.56	4.70	84

Options exercisable at April 30, 2009	155,348	45.69	2.43	4

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company did not have any financial assets or liabilities measured at fair value under SFAS No. 157 at April 30, 2009 or July 31, 2008.

The following table summarizes the composition of the Company’s marketable securities at April 30, 2009 and July 31, 2008.

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
April 30, 2009
Held-to-Maturity Securities
Certificates of deposit	$64,550	$-	$-	$64,550

July 31, 2008
Held-to-Maturity Securities
U.S. government and agency discount notes	$12,530	$-	$-	$12,530

All marketable securities held at April 30, 2009 mature within one year of that date.

There were no realized gains or losses on marketable securities in the three and nine months ended April 30, 2009 and 2008, as the cost has approximated fair value.

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

The purchase price, net of cash acquired, was $74,032, which consisted of $76,875 of cash paid upon closing, $734 of transaction costs, which primarily consisted of fees incurred by the Company for financial advisory, legal, and accounting services, $1,066 for working capital adjustment payments, of which the entire amount was paid prior to July 31, 2008, and $350 due to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes, net of cash acquired of $4,993. The total amount paid through April 30 2009, net of cash acquired, was $74,032.

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

In connection with the acquisition of Copley, the Company commenced integration activities which have resulted in recognizing $1,276 in liabilities for personnel-related costs and $150 for idle facility space. The Company expects to pay a substantial amount of the liabilities associated with the personnel-related costs and idle facility space through fiscal year 2009. Approximately $819 has been paid as of April 30, 2009.

The following pro forma information gives effect to the acquisition of Copley as if the acquisition occurred at the beginning of the prior year comparative period for which pro forma results have been shown. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented:

	Three Months Ended April 30, 2008	Nine Months Ended April 30, 2008
Net revenue	$121,157	$354,064
Net income	4,989	18,051
Net income per share, basic	0.38	1.37
Net income per share, diluted	0.37	1.36

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The pro forma results for the three months ended April 30, 2008 included $1,043 and $1,598 of expenses related to the amortization of both the backlog intangible asset and the inventory fair value adjustment from the purchase accounting, respectively, and pro forma results for the nine months ended April 30, 2008 included $2,085 and $1,598 of expenses related to the amortization of both the backlog intangible asset and the inventory fair value adjustment from the purchase accounting, respectively. The backlog and inventory valuation adjustment were completely amortized over six and three months, respectively, from the date of acquisition.

6. Goodwill and other intangible assets:

The carrying amount of the goodwill at April 30, 2009 and July 31, 2008 of $2,418 and $3,534, respectively, is from the acquisition of Copley. The decrease in goodwill of $1,116 from July 31, 2008 to April 30, 2009 is due primarily to an adjustment to the purchase price of $650 for the amount due to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes. Also contributing to the decrease was an adjustment recorded in the first quarter of fiscal year 2009 to deferred taxes of $466 in the purchase price allocation.

Intangible assets at April 30, 2009 and July 31, 2008 consisted of the following:

	April 30, 2009			July 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$11,771	$1,168	$10,603	$11,771	$322	$11,449
Customer relationships	25,200	1,886	23,314	25,200	529	24,671
Tradename	7,607	-	7,607	7,607	-	7,607
Backlog	2,063	2,063	-	2,063	1,216	847
Total	$46,641	$5,117	$41,524	$46,641	$2,067	$44,574

Amortization expense related to acquired intangible assets was $718 and $301 for the three months ended April 30, 2009 and 2008, respectively, and $3,050 and $657 for the nine months ended April 30, 2009 and 2008, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2009 (Remaining three months)	$733
2010	2,931
2011	2,931
2012	2,931
2013	2,931

$12,457

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company performed the first step of the two-step impairment test under SFAS No. 142 and compared the fair value of the Reporting Unit to its carrying value during the second quarter of fiscal year 2009. The Company’s approach considered both the market approach and income approach. Under the market approach, the fair value of the Reporting Unit is based on trading and acquisition multiples. In the trading multiple approach, the Company assumed a control premium of 25% for the Reporting Unit, which was determined based on a range of control premiums for relevant recent acquisitions. Under the income approach, the fair value of the Reporting Unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. The discount rate of 14.5% was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital, and the risk associated with achieving forecasted sales for the Reporting Unit. Due to current market conditions, greater weighting was attributed to the market approach, which was weighted 60% while the income approach was weighted 40% in arriving at the fair value of the Reporting Unit. The Company determined that the fair value of the Reporting Unit was more than the carrying value of the net assets of the Reporting Unit, and thus it was not necessary for the Company to perform step two of the impairment test.

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

On January 28, 2009, the Company announced a plan to reduce its workforce by 116 employees worldwide. The total costs of this plan, including severance and personnel related costs, was $3,488 and was recorded as a restructuring charge during the nine months ended April 30, 2009.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes accrued voluntary retirement and other restructuring costs activity from January 31, 2008 through April 30, 2009:

	Involuntary Employee Severance	Voluntary Retirement Program	Copley Acquisition	Total
Balance at January 31, 2008	$-	$-	$-	$-
Restructuring charge	-	-	-	-
Copley acquisition restructuring accrual	-	-	1,100	1,100
Cash payments	-	-	-	-
Balance at April 30, 2008	-	-	1,100	1,100
Restructuring charge	597	-	-	597
Copley acquisition restructuring accrual	-	-	326	326
Voluntary retirement costs	-	3,419	-	3,419
Cash payments	(288)	(24)	(50)	(362)
Balance at July 31, 2008	309	3,395	1,376	5,080
Restructuring charge	-	-	-	-
Cash payments	(266)	(3,287)	(113)	(3,666)
Balance at October 31, 2008	43	108	1,263	1,414
Restructuring charge	3,488	-	-	3,488
Cash payments	(96)	(83)	(351)	(530)
Foreign exchange	(39)	-	-	(39)
Balance at January 31, 2009	3,396	25	912	4,333
Restructuring charge	-	-	-	-
Cash payments	(1,559)	(25)	(305)	(1,889)
Foreign exchange	26	-	-	26
Balance at April 30, 2009	$1,863	$-	$607	$2,470

The remaining cash expenditures as of April 30, 2009 consist of approximately $2,470 in employee severance that will be paid within the next twelve months based upon the payment terms of the agreements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	April 30, 2009	July 31, 2008
Inventories:
Raw materials	$45,025	$43,689
Work-in-process	18,510	16,893
Finished goods	18,984	18,615
	$82,519	$79,197
Accrued liabilities:
Accrued employee compensation and benefits	$11,333	$17,413
Accrued voluntary retirement and restructuring costs	2,470	5,080
Accrued warranty	5,885	5,403
Other	6,681	6,656
	$26,369	$34,552
Advance payments and deferred revenue:
Deferred revenue	$6,542	$8,569
Customer deposits	1,867	2,216
	$8,409	$10,785

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Net income	$2,251	$6,679	$3,990	$20,214

Weighted average number of common shares outstanding-basic	12,619	13,222	12,896	13,162
Effect of dilutive securities:
Stock options and restricted stock	72	96	94	107
Weighted average number of common shares outstanding-diluted	12,691	13,318	12,990	13,269

Net loss earnings per share:
Basic	$0.18	$0.51	$0.31	$1.54
Diluted	$0.18	$0.50	$0.31	$1.52
Anti-dilutive shares related to outstanding stock options	526	80	416	76

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Dividends:

The Company declared a dividend of $0.10 per share of Common Stock on September 25, 2008, which was paid on October 20, 2008 to stockholders of record on October 6, 2008. The Company also declared a dividend of $0.10 per share of Common Stock on December 4, 2008, which was paid on December 31, 2008 to stockholders of record on December 18, 2008. The Company also declared a dividend of $0.10 per share of Common Stock on March 3, 2009, which was paid on March 31, 2009 to stockholders of record on March 17, 2009. The Company also declared a dividend of $0.10 per share of Common Stock on June 2, 2009, which will be paid on June 30, 2009 to stockholders of record on June 16, 2009.

11. Comprehensive income (loss):

Components of comprehensive income (loss) include net income and certain transactions that have generally been reported as a component of Stockholders’ Equity. The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Net Income	$2,251	$6,679	$3,990	$20,214

Other comprehensive income, net of taxes:

Pension adjustment, net of a tax benefit of $1 and a tax provision of $1 for the three months ended April 30, 2009 and 2008, respectively, and a tax provision of $9 and a tax benefit of $14 for the nine months ended April 30, 2009 and 2008, respectively.	(2)	1	14	(22)

Foreign currency translation adjustment, net of a tax provision of $193 and a tax benefit of $13 for the three months ended April 30, 2009 and 2008, respectively, and a tax benefit of $1,093 and a tax provision of $295 for the nine months ended April 30, 2009 and 2008, respectively.	2,325	3,028	(13,299)	7,997

Total comprehensive income (loss)	$4,574	$9,708	$(9,295)	$28,189

The components of accumulated other comprehensive income, net of taxes, at April 30, 2009 and July 31, 2008 are as follows:

	April 30, 2009	July 31, 2008
Foreign currency translation adjustment	$5,370	$18,669
Pension adjustment	(83)	(97)
Total	$5,287	$18,572

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities were as follows:

	Nine Months Ended April 30,
	2009	2008
Accounts receivable	$5,465	$3,519
Inventories	(6,476)	(7,639)
Other assets	(1,614)	1,492
Refundable income taxes	4,304	-
Accounts payable	(3,531)	3,033
Accrued liabilities	(10,016)	(3,095)
Advance payments and deferred revenue	(1,888)	(1,967)
Other liabilities	221	13
Accrued income taxes	(629)	2,678
Net changes in operating assets and liabilities	$(14,164)	$(1,966)

Supplemental disclosure of non-cash investing activities were as follows:

In connection with the acquisition of Copley, the Company estimated at April 30, 2008 that it would pay up to $1,000 to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes. The final amount that was actually paid to the former stockholders of Copley for the additional tax costs in the third quarter of fiscal year 2009 was $350. The Company also estimated at April 30, 2008 that it would pay an additional $76 to the former stockholders of Copley for working capital adjustments in the fourth quarter of fiscal year 2008. The actual amount paid for the additional working capital adjustments in the fourth quarter of fiscal year 2008 was $355.

13. Taxes:

The following table presents the provision (benefit) for income taxes and the effective income tax rates:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Provision (benefit) for income taxes	$(373)	$2,860	$(2,531)	$9,566
Effective tax rate	-20%	30%	-173%	32%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The Company’s income tax benefit for the three months ended April 30, 2009 was due primarily to the reversal of $856 of tax reserves due to the expiration of the statute of limitations for the fiscal year ended July 31, 2005 (“fiscal year 2005”). The Company’s income tax benefit for the nine months ended April 30, 2009 was due primarily to the Internal Revenue Service (“IRS”) income tax refund of $6,459 received in December 2008. The refund, which included $1,065 of interest, was for the carryback of a loss and research and development credits from the fiscal year ended July 31, 2004 and from additional research and development tax credits claimed on amended income tax returns for the fiscal years ended July 31, 2001 through 2003. The impact of this refund and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,232 was recorded as a tax benefit in the nine months ended April 30, 2009. Also contributing to the income tax benefit for the nine months ended April 30, 2009 was the reversal of $856 of tax reserves due to the expiration of the statute of limitations for fiscal year 2005, a discrete benefit of $391 for previously unrecognized tax benefits resulting from the settlement of the IRS audit of the fiscal years ended July 31, 2001 to 2004, and a discrete tax benefit of $404 for the reinstatement of the federal research and experimentation credit back to January 1, 2008. These benefits were partially offset by additional provisions for agreed federal and state adjustments and typical taxes owed related to the Company’s profitable operations in that period.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the three and nine months ended April 30, 2008, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States. During the three months ended April 30, 2008, the Company recognized discrete tax benefits of $351 resulting primarily from currency gains on the capitalization of loans to a subsidiary located outside of the United States and employees’ disqualifying dispositions of incentive stock options. For the nine months ended April 30, 2008, the Company recognized discrete net tax benefits of $406 resulting primarily from the change in tax rate on certain foreign deferred tax assets, the tax benefit from employees’ disqualifying dispositions of incentive stock options and currency gains on the capitalization of loans to a subsidiary located outside of the United States.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, at the beginning of fiscal year 2008. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. As a result of the implementation of FIN No. 48, the Company recognized the following increases on August 1, 2007.

Assets
Non-current other asset	$3,806
Liabilities and Stockholders’ Equity
Accrued income taxes	1,567
Retained earnings	2,239

The total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, were as follows for the dates indicated.

April 30, 2009	July 31, 2008
$ 14,573	$ 18,296

These unrecognized tax benefits, if recognized in a future period, the timing of which $15,710 is not estimable, would impact the Company’s effective tax rate.

Analogic and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for fiscal years through July 31, 2002 and fiscal year 2005. As of April 30, 2009, Analogic was under audit by the IRS for the fiscal year ended July 31, 2007.

The Company also has an unresolved state tax audit currently under appeal and one in progress. It is reasonably possible that a reduction in the unrecognized tax benefits may occur as a result of some or all of the matters concluding, but quantification of an estimated range cannot be made at this time. Within the next four fiscal quarters, the statute of limitations may close on the 2003, 2004, and 2006 federal and state income tax returns and it is reasonably expected that net unrecognized tax benefits of $1,773 from these jurisdictions may be recognized in the next four quarters.

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

The Company has net operating loss carryforwards in Belgium of approximately $4,200 that are subject to a full valuation allowance. It is reasonably possible that the valuation allowance could reverse in the next twelve months.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the date of adoption of FIN No. 48 and at April 30, 2009, the Company had approximately $1,025 and $1,121, respectively, accrued for interest on unrecognized tax benefits.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14. Segment information:

The Company operates primarily within two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of state-of-the-art, direct conversion amorphous Selenium-based, digital, flat-panel, X-ray detectors for diagnostic and interventional applications in digital fluoroscopy and mammography; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection aviation security systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2008.

The table below presents information about the Company’s reportable segments.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Revenue:
Medical Technology Products from external customers:
Medical Imaging Products (A)	$50,006	$58,550	$171,042	$164,289
Digital Radiography Products	10,307	8,693	24,533	19,326
B-K Medical	19,198	22,676	58,934	67,879
	79,511	89,919	254,509	251,494

Security Technology Products from external customers	12,199	10,731	36,293	36,942
Corporate and Other	1,883	2,118	7,058	7,933
Total	$93,593	$102,768	$297,860	$296,369

Income (loss) before income taxes

Medical Technology Products:
Medical Imaging Products (B)	$(1,835)	$7,809	$(4,498)	$19,204
Digital Radiography Products	1,872	(1,342)	2,411	(5,408)
B-K Medical	(71)	974	(1,349)	4,940
	(34)	7,441	(3,436)	18,736
Security Technology Products	1,597	856	3,526	3,534
Corporate and Other	315	1,242	1,369	7,510
Total	$1,878	$9,539	$1,459	$29,780

	April 30, 2009	July 31, 2008
Identifiable assets:
Medical Imaging Products (C)	$133,809	$146,854
Digital Radiography Products	27,544	35,122
B-K Medical	85,884	101,455
Security Technology Products	14,241	13,011
Corporate and Other (D)	196,810	214,723
Total	$458,288	$511,165

(A)	Includes Copley revenues for the three months ended April 30, 2009 and 2008 of $12,703 and $3,153, respectively, and for the nine months ended April 30, 2009 and 2008 of $48,180 and $3,153, respectively. The Copley revenue for the three and nine months ended April 30, 2008 only includes the period of April 14, 2008 through April 30, 2008, as Copley was acquired on April 14, 2008.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(B)	Includes Copley income (loss) before taxes for the three months ended April 30, 2009 and 2008 of ($957) and $195, respectively, and the nine months ended April 30, 2009 and 2008 of ($1,984) and $195, respectively. The Copley income before taxes for the three and nine months ended April 30, 2008 only includes the period of April 14, 2008 through April 30, 2008, as Copley was acquired on April 14, 2008.
(C)	Includes goodwill and net intangible assets from the acquisition of Copley of $2,418 and $41,524, respectively, at April 30, 2009, and $3,534 and $44,574, respectively, at July 31, 2008.
(D)	Includes cash and cash equivalents and marketable securities of $128,146 and $132,433 at April 30, 2009 and July 31, 2008, respectively.

15. Commitments and guarantees:

The Company accounts for guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined are within the scope of FIN No. 45.

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2009.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Balance at the beginning of the period	$5,009	$5,596	$5,403	$5,241
Accrual	1,057	1,864	2,753	4,115
Acquired in acquisition of Copley	-	1,468	-	1,468
Settlements made in cash or in kind during the period	(181)	(1,963)	(2,271)	(3,859)
Balance at the end of the period	$5,885	$6,965	$5,885	$6,965

The Company currently has approximately $22,500 in revolving credit facilities with banks available for direct borrowings. The Company’s revolving credit facility agreement contains a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant at April 30, 2009 with a tangible net worth of approximately $345,100. As of April 30, 2009, there were no direct borrowings or off-balance sheet arrangements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16. Common Stock repurchase:

On October 13, 2008, the Company announced that, on the same date, its Board of Directors had authorized the repurchase of up to $25,000 of the Company’s Common Stock. The Company completed the repurchase program, which was funded using the Company’s available cash, in the second quarter of fiscal year 2009. During the nine months ended April 30, 2009, the Company repurchased 736,694 shares of Common Stock under this repurchase program for $25,022 at an average purchase price per share of $33.97. Included in the $25,022 paid for the Common Stock under this program was $22 of commissions and fees to the Company’s broker.

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

The Company reports its financial condition and results of operations on a fiscal year basis ending July 31. The periods ended April 30, 2009 and 2008 represent the third quarters of the 2009 and 2008 fiscal years, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

The Company is engaged primarily in the design, manufacture, and sale of high performance data acquisition and signal processing instruments to customers that manufacture products primarily for two major markets within the electronics industry: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for medical imaging equipment and patient monitoring; Digital Radiography Products, which consists primarily of state-of-the-art, direct conversion amorphous Selenium-based, digital, flat-panel, X-ray detectors for diagnostic and interventional applications in digital fluoroscopy and mammography; and B-K Medical ApS (“B-K Medical”) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology Products consists of advanced weapon and threat detection aviation security systems and subsystems. The Company’s Corporate and Other segment represents the Company’s hotel business and net interest income.

A significant portion of the Company’s products are sold to Original Equipment Manufacturers (“OEMs”), whose purchasing dynamics have an impact on the Company’s reported sales. OEMs that purchase the Company’s Medical Imaging and Digital Radiography Products generally incorporate those products as components in their systems, which are in turn sold to end users, primarily hospitals and medical clinics. During the first six months of fiscal year 2009, Medical Imaging Products revenues were impacted by the U.S Deficit Reduction Act (“DRA”). The DRA reduced government reimbursement rates for doctors utilizing medical imaging procedures for their patients, which, in turn, reduced demand for our OEM customers. In addition, the deterioration of global economic conditions over the last twelve months has resulted in reduced endowments and funding of hospitals and medical clinics. In response, these end users have begun to reduce the capital available for investment in new facilities, expansions, or upgrades. As such, Medical Imaging Products OEMs have experienced reductions in demand for their products and have in turn reduced their procurement spending.

In the Company’s Security Technology Products business, a major OEM customer purchases and resells the Company’s products to end users including domestic and foreign airports as well as the U.S Transportation Security Authority (“TSA”). In Security Technology Products, the Company’s OEM customer’s purchasing dynamics are generally affected by the level of government funding, the expansion of airport terminals and the fluctuations in airline passenger volume.

Over the past several years, the Company has had significant cash and marketable securities balances, which over the past year have been impacted by a reduction in interest rates. The Company has historically invested in U.S government backed securities, bonds, and certificates of deposit, the interest rates of which have declined significantly over the last year. Also contributing to the decline in interest income of approximately 65% for the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 were Copley Controls Corporation (“Copley”) acquisition related costs of $73,332 in the third quarter of fiscal year 2008 and repurchases of Common Stock of $25,022 since July 31, 2008.

On January 28, 2009, the Company announced a plan to reduce its workforce by 116 employees worldwide. The total costs of this plan, including severance and personnel related costs, were $3,488 and were recorded as a restructuring charge during the nine months ended January 31, 2009. The Company also terminated 29 employees from Copley in January 2009. The severance and personnel related costs of $323 for the Copley employees were accrued for in fiscal year 2008 in connection with the acquisition. The savings from the termination of the 145 employees on an annual basis is estimated to be approximately $9,800.

The following table sets forth key financial data from the Company’s unaudited Consolidated Statement of Operations for the three months ended April 30, 2009 and 2008.

	Three Months Ended April 30,		Percentage Change
	2009	2008
Total net revenue	$93,593	$102,768	-9%
Income from operations	1,505	7,669	-80%
Net income	2,251	6,679	-66%
Diluted net income per share	0.18	0.50	-64%

Net revenue for the three months ended April 30, 2009 was $9,175, or 9%, lower than the same period last year, due primarily to a reduction in demand for Medical Imaging Products as a result of the DRA and global economic conditions. This decrease is a net of a $9,550 increase in revenue from Copley, which was not acquired until late in the third quarter of fiscal year 2008 on April 14, 2008.

Income from operations, net income, and diluted net income per share in the three months ended April 30, 2009 declined from the three months ended April 30, 2008 due primarily to a decline in gross margin. The decline in gross margin was due primarily to amortization of acquisition related intangible assets from the Copley acquisition, unfavorable product mix, and manufacturing inefficiencies related to lower production volumes. Net income and diluted net income per share were further impacted by a decline in net interest income of $1,109, due primarily to lower effective interest rates and lower invested cash balances, partially offset by a decrease in the effective tax rate due to the reversal of $856 of tax reserves due to the expiration of the statute of limitations for fiscal year 2005 related to the U.S. federal tax return.

The following table sets forth an overview of cash flows for the nine months ended April 30, 2009 and 2008.

	Nine Months Ended April 30,
	2009	2008
Net cash provided by operating activities	$8,783	$32,237
Net cash used for investing activities	(62,011)	(102,185)
Net cash used for financing activities	(28,909)	(1,440)
Effect of exchange rate decrease (increase) on cash	(3,035)	977
Net decrease in cash and cash equivalents	$(85,172)	$(70,411)

During the nine months ended April 30, 2009, the Company continued to generate cash from its operating activities. The net cash provided by operating activities in the nine months ended April 30, 2009 was due primarily to depreciation and amortization of $12,994, net income of $3,990, share-based compensation expense of $3,786, and a restructuring charge of $3,488, partially offset by a net change in operating assets and liabilities of $14,164.

The net cash used for investing activities in the nine months ended April 30, 2009 was due primarily to the purchase of short-term held-to-maturity marketable securities of $180,507, partially offset by the maturity of $128,847 of short-term held-to-maturity marketable securities.

The net cash used for financing activities in the nine months ended April 30, 2009 was due primarily to the repurchase of $25,000 of the Company’s Common Stock under a repurchase program authorized by its Board of Directors on October 13, 2008. The Company completed the repurchase program, which was funded using the Company’s available cash, in the second quarter of fiscal year 2009. During the nine months ended April 30, 2009, the Company repurchased 736,694 shares of Common Stock under this repurchase program for $25,022 at an average purchase price per share of $33.97. Included in the $25,022 paid for the Common Stock under this program was $22 of commissions and fees to the Company’s broker.

Results of Operations

Net Revenue

Product Revenue

Product revenue is summarized in the table below.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2009	2008	Change	2009	2008	Change
Product Revenue:
Medical Technology Products from external customers:
Medical Imaging Products	$47,502	$56,663	-16%	$163,755	$158,819	3%
Digital Radiography Products	10,075	8,339	21%	24,037	18,408	31%
B-K Medical	19,198	22,676	-15%	58,934	67,879	-13%
	76,775	87,678	-12%	246,726	245,106	1%
Security Technology Products from external customers	10,089	10,489	-4%	29,529	32,603	-9%
Total	$86,864	$98,167	-12%	$276,255	$277,709	-1%

Medical Imaging Products

The decrease in product revenue for Medical Imaging Products for the three months ended April 30, 2009 versus the prior year comparable period was due primarily to a decline in demand for data acquisition systems, detectors, and CT subsystems due primarily to the DRA and the global economic slowdown.

The increase in product revenue for Medical Imaging Products for the nine months ended April 30, 2009 versus the prior year comparable period was due primarily to the acquisition of Copley during April 2008, which accounted for $48,180 and $3,153 of product revenue in the nine months ended April 30, 2009 and 2008, respectively. This increase was partially offset by a decline in demand for data acquisition systems, detectors, and CT subsystems due primarily to the DRA and the global economic crisis.

Digital Radiography Products

The increase in product revenue for Digital Radiography Products in the three and nine months ended April 30, 2009 versus the prior year comparable period was due primarily to an increase in shipments of mammography detectors to an OEM customer.

B-K Medical

The decreases in B-K Medical product revenue in the three and nine months ended April 30, 2009 versus the prior year comparable periods were due primarily to unfavorable changes in the foreign currency exchange rate and a decline in demand due to the global economic slowdown. Also contributing to the decrease was a decline in demand for ultrasound systems due to customer order delays in anticipation of two new ultrasound products, one of which was introduced late in the second quarter of fiscal year 2009 and the other of which was introduced late in the third quarter of fiscal year 2009.

Security Technology Products

The decreases in Security Technology Products revenue in the three and nine months ended April 30, 2009 versus the prior year comparable periods were due primarily to a decrease in sales of spare parts and accessories of approximately $600 and $4,900, respectively. The decrease in the nine months ended April 30, 2009 versus the prior year comparable period was partially offset by seven more baggage scanners being shipped in the nine months ended April 30, 2009 as compared to the nine months ended April 30, 2008.

Engineering Revenue

Engineering revenue is summarized in the table below.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2009	2008	Change	2009	2008	Change
Engineering Revenue:
Medical Technology Products from external customers:
Medical Imaging Products	$2,504	$1,887	33%	$7,287	$5,470	33%
Digital Radiography Products	232	354	-34%	496	918	-46%
B-K Medical	-	-	0%	-	-	0%
	2,736	2,241	22%	7,783	6,388	22%

Security Technology Products from external customers	2,110	242	772%	6,764	4,339	56%
Total	$4,846	$2,483	95%	$14,547	$10,727	36%

Medical Imaging Products

The increases in Medical Imaging Products engineering revenue in the three and nine months ended April 30, 2009 versus the prior year comparable periods were due primarily to an increase in activity on customer funded engineering projects.

Security Technology Products

The increases in Security Technology Products engineering revenue in the three and nine months ended April 30, 2009 versus the prior year comparable periods were due primarily to engineering revenue on a time and materials project with the TSA to transition the eXaminer XLB from a prototype into a product that can be manufactured. The increase in the nine months ended April 30, 2009 versus the prior year comparable period was partially offset by the completion of a project in the nine months ended April 30, 2008, which was accounted for under the completed contract method and had revenue of $2,417 for engineering activities that had been performed primarily in periods prior to the nine months ended April 30, 2008.

Other Revenue

Other revenue is summarized in the table below.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2009	2008	Change	2009	2008	Change
Other Revenue:
Hotel	$1,883	$2,118	-11%	$7,058	$7,933	-11%

The decreases in the three and nine months ended April 30, 2009 versus the prior year comparable periods were due primarily to lower occupancy of the hotel due to lower business and personal travel as a result of the economic slowdown.

Gross Margin

Product Gross Margin

Product gross margin is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2009	2008		2009	2008
Product gross margin	$30,956	$37,642	-17.8%	$93,247	$107,960	-13.6%
Product gross margin %	35.6%	38.3%		33.8%	38.9%

Product gross margin percentage decreased in the three and nine months ended April 30, 2009 versus the prior year comparable periods due primarily to Medical Imaging Products. The decline in the Medical Imaging Products gross margin percentage was due primarily to the amortization of intangible assets from the acquisition of Copley, a higher mix of lower margin Copley products, and reduced manufacturing efficiency caused by lower production volumes. The declines in the Medical Imaging Products gross margin percentages for the three and nine months ended April 30, 2009 were partially offset by increases in the product gross margin percentage of Digital Radiography Products due primarily to improved manufacturing yields.

Engineering Gross Margin

Engineering gross margin is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2009	2008		2009	2008
Engineering gross margin (loss)	$(302)	$265	-214.0%	$(84)	$(67)	-25.4%
Engineering gross margin %	-6.2%	10.7%		-0.6%	-0.6%

The engineering gross margin decreased in the three and nine months ended April 30, 2009 versus prior year comparable periods, due primarily to an increase in costs incurred in excess of revenue on certain customer funded Medical Imaging Products projects. The increase in costs incurred in excess of revenue on certain customer funded Medical Imaging Products projects for the nine months ended April 30, 2009 was partially offset by more activity on higher gross margin projects for Security Technology Products.

Operating Expenses

Operating expenses are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Research and product development	$10,572	$12,363	$34,497	$35,403
Selling and marketing	8,985	8,422	28,397	24,209
General and administrative	9,899	9,878	30,363	29,014
Restructuring charge	-	-	3,488	-
	$29,456	$30,663	$96,745	$88,626

Operating expenses as a percentage of total net revenue are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Research and product development	11.3%	12.0%	11.6%	11.9%
Selling and marketing	9.6%	8.2%	9.5%	8.2%
General and administrative	10.6%	9.6%	10.2%	9.8%
Restructuring charge	0.0%	0.0%	1.2%	0.0%
	31.5%	29.8%	32.5%	29.9%

Operating expenses decreased $1,207 for the three months ended April 30, 2009 from the three months ended April 30, 2008, due primarily to a reduction in research and product development costs on internally funded engineering projects for Medical Imaging Products due primarily to an increase in customer funded engineering projects. Also contributing to the decrease was a decline in bonus costs of $369. These decreases were partially offset by an increase in Copley operating expenses of $2,751. The Copley operating expenses for the three months ended April 30, 2008 only includes the period of April 14, 2008 through April 30, 2008, as Copley was acquired on April 14, 2008.

Operating expenses increased $8,119 for the nine months ended April 30, 2009 from the nine months ended April 30, 2008. The increase was due primarily to the acquisition of Copley in April 2008, which accounted for operating expenses of $11,400 and $674, in the nine months ended April 30, 2009 and 2008, respectively. Also, contributing to the increase in operating expenses was the restructuring charge for severance and personnel related costs of $3,488 during the nine months ended April 30, 2009 and $688 of contingent professional fees in general and administrative expenses related to an income tax refund and related interest of $6,459 received from the Internal Revenue Service (“IRS”) in December 2008. Partially offsetting these increases in operating expenses was a reduction in research and product development costs on internally funded engineering projects for Medical Imaging Products due primarily to an increase in customer funded engineering projects, as well as reduced headcount, cost containment programs, and lower incentive compensation.

Other Income

Other income is summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Interest income, net	$531	$1,640	$2,306	$6,827
Other income (loss), net	$(158)	$230	$739	$1,090

The decreases in net interest income in the three and nine months ended April 30, 2009 versus the prior year comparable periods were due primarily to lower invested cash balances as a result of the acquisition of Copley, the Company’s $25,022 Common Stock repurchase in the first and second quarters of fiscal year 2009, and a decline in interest rates.

Net other income (loss) during the three and nine months ended April 30, 2009 consisted predominantly of foreign currency exchange gains and losses by the Company’s Canadian subsidiary. Net other income during the three and nine months ended April 30, 2008 consisted primarily of $555 the Company received from its insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to the Company’s sale of its wholly owned subsidiary, Camtronics Medical Systems, Ltd., in November 2005.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes and the effective tax rates are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Provision (benefit) for income taxes	$(373)	$2,860	$(2,531)	$9,566
Effective tax rate	-20%	30%	-173%	32%

The effective income tax rate is based upon the estimated income for the fiscal year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits, or other tax contingencies.

For the three months ended April 30, 2009, the effective tax rate was due primarily to the reversal of $856 of tax reserves due to the expiration of the statute of limitations for fiscal year 2005 related to the Company’s U.S. Federal income tax return. For the three months ended April 30, 2008, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States. During the three months ended April 30, 2008, the Company recognized discrete tax benefits of $351 resulting primarily from employees’ disqualifying dispositions of incentive stock options and currency gains on the capitalization of loans to a subsidiary located outside of the United States.

For the nine months ended April 30, 2009, the effective tax rate was due primarily to the IRS refund of $6,459 received in December 2008. The refund, which included $1,065 of interest, was for the carryback of a loss and research and development credits from fiscal year 2004 and from additional research and development tax credits claimed on amended income tax returns for fiscal years 2001 through 2003. The Company had recognized approximately $2,701 of this refund and related interest within stockholders’ equity upon the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, in fiscal year 2008. The impact of this refund and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,232 was recorded as a tax benefit in the nine months ended April 30, 2009. Also contributing to the effective tax rate for the nine months ended April 30, 2009 were the reversal of $856 of tax reserves due to the expiration of the statute of limitations for fiscal year 2005, discrete benefits of $391 for previously unrecognized tax benefits resulting from the settlement of the IRS audit, and a discrete tax benefit of $404 for the reinstatement of the federal research and experimentation credit back to January 1, 2008. These benefits were partially offset by additional provisions for agreed federal and state adjustments and typical taxes owed related to the Company’s profitable operations in that period. For the nine months ended April 30, 2008, the effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. During the nine months ended April 30, 2008, the Company recognized discrete net tax benefits of $406 resulting primarily from the change in tax rate on certain foreign deferred tax assets, the tax benefit from employees’ disqualifying dispositions of incentive stock options and currency gains on the capitalization of loans to a subsidiary located outside of the United States.

Net Income per Share

Net income and diluted net income per share for the three and nine months ended April 30, 2009 and 2008 are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Net income	$2,251	$6,679	$3,990	$20,214
% of net revenue	2.4%	6.5%	1.3%	6.8%
Diluted net income per share	$0.18	$0.50	$0.31	$1.52
Diluted weighted average shares outstanding	12,691	13,318	12,990	13,269

The decreases in net income and diluted net income per share for the three and nine months ended April 30, 2009 versus the prior year comparable period were due primarily to declines in sales volumes, gross margins, and interest income. Also contributing to the decreases for the nine months ended April 30, 2009 versus the prior year comparable period was an increase in operating expenses. The decreases in the nine months ended April 30, 2009 were partially offset by a benefit from income taxes and a decline in the weighted average shares outstanding due to the Common Stock repurchase program completed in the second quarter of fiscal year 2009.

Liquidity and Capital Resources

Key liquidity and capital resource information is summarized in the table below.

	April 30, 2009	July 31, 2008

Cash and cash equivalents and marketable securities	$153,290	$186,442
Working capital	$261,395	$287,260
Current ratio	5.6 to 1	4.9 to 1

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

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2009, due to the short maturities of these instruments.

Cash equivalents totaled $88,740 at April 30, 2009 and consist solely of highly liquid investments with maturities of three months or less from the time of purchase. Marketable securities having maturities from the time of purchase in excess of three months, which totaled $64,550 at April 30, 2009, are stated at amortized cost, approximating fair value. These marketable securities are classified as held-to-maturity.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended April 30,
	2009	2008
Net cash provided by operating activities	$8,783	$32,237
Net cash used for investing activities	(62,011)	(102,185)
Net cash used for financing activities	(28,909)	(1,440)
Effect of exchange rate decrease (increase) on cash	(3,035)	977
Net decrease in cash and cash equivalents	$(85,172)	$(70,411)

The cash flows provided by operating activities in the nine months ended April 30, 2009 were due primarily to depreciation and amortization of $12,994, net income of $3,990, share-based compensation expense of $3,786, and a restructuring charge of $3,488, partially offset by a net change in operating assets and liabilities of $14,164. The net change in operating assets and liabilities was due primarily to decreases in accrued liabilities and accounts payable of $10,016 and $3,531, respectively, as well as increases in inventories of $6,476. Partially offsetting this net change in operating assets and liabilities were decreases in refundable income taxes and accounts receivable of $4,304 and $5,465, respectively.

The decrease in accrued liabilities of $10,016 was due primarily to the payment of bonuses and voluntary retirement and restructuring costs during the nine months ended April 30, 2009. The decrease in accounts payable of $3,531 was due primarily to the timing of vendor payments. The increase in inventories of $6,476 was due primarily to an increase in inventories at B-K Medical as a result of the introduction of two new ultrasound products, one of which was introduced late in the second quarter of fiscal year 2009 and the other of which was introduced late in the third quarter of fiscal year 2009. The decrease in refundable income taxes of $4,304 was due primarily to income tax refunds of $7,028, which included interest of $1,147, that were received from the IRS in the nine months ended April 30, 2009. The decrease in accounts receivable of $5,465 was due primarily to a lower sales volume in the third quarter of fiscal year 2009 as compared to the fourth quarter of fiscal year 2008.

Net cash used for investing activities in the nine months ended April 30, 2009 was due primarily to the purchase of short-term held-to-maturity marketable securities and capital expenditures of $180,507 and $8,153, respectively, partially offset by the maturity of $128,487 of short-term held-to-maturity marketable securities.

Net cash used for financing activities in the nine months ended April 30, 2009 consisted of $25,022 to repurchase shares of Common Stock and $3,913 for dividends paid to stockholders.

The Company believes that its balances of cash and cash equivalents, marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements for at least the next 12 months.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The Company’s contractual obligations at April 30, 2009, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$10,502	$3,075	$3,369	$1,098	$2,960
Purchasing obligations	39,614	34,825	4,789	-	-
	$50,116	$37,900	$8,158	$1,098	$2,960

As of April 30, 2009, the total liabilities associated with uncertain tax positions under FIN No. 48 were $7,055. Due to the complexity associated with the Company’s tax uncertainties, it cannot make a reasonably reliable estimate of the period in which it expects to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

The Company currently has approximately $22,500 in revolving credit facilities with various banks available for direct borrowings. As of April 30, 2009, there were no direct borrowings or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. The Company continues to have the same critical accounting policies and estimates as are described in Item 7, beginning on page 32, in the Company’s Annual Report on Form 10-K for fiscal year 2008 filed with the United States Securities and Exchange Commission (the “SEC”) on September 29, 2008. Those policies and estimates relate to revenue recognition and accounts receivable; share-based compensation; inventories; concentration of credit risk; warranty reserve; investment in and advances to affiliated companies; business combinations; intangible assets and other long-lived assets; and income taxes. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these estimates and judgments require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate.

Recent Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements”, defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During calendar year 2008, the FASB issued the following interpretations of SFAS No. 157:

•

FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, amends SFAS No. 157 to remove certain leasing transactions from its scope.

•

FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, delays the effective date of SFAS No. 157 from fiscal year 2008 to fiscal year 2010 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its financial position and results of operations.

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

The Company adopted FSP No. FAS 157-1 and FSP No. FAS 157-3 in the first quarter of fiscal year 2009 concurrent with the adoption of SFAS No. 157. The adoption of SFAS No. 157, as amended, did not have an impact on the Company’s financial position, results of operations, or cash flows. See Note 4 for additional SFAS No. 157 disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP was effective for the Company beginning April 1, 2009 and did not have an impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS No. 159 on August 1, 2008 concurrent with its adoption of SFAS No. 157. The adoption of SFAS No. 159 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be fiscal year 2010. An entity may not apply it before that date. The provisions of SFAS No. 141(R) will only impact the Company if the Company is a party to a business combination after July 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning on August 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its financial position, results of operations, and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP No. FAS 142-3 will have a material impact on its results of operations, financial position, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS No. 162 became effective 60 days following the SEC’s approval on September 16, 2008 of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement became effective during the second quarter of fiscal year 2009 and did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). The Company will adopt this FSP in the first quarter of fiscal year 2010 and the impact of the adoption on the Company’s consolidated financial statements will largely depend on the size and nature of any business combinations. The provisions of this FSP will only impact the Company if the Company is a party to a business combination after July 31, 2009.

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

The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at fair value, and are classified as held-to-maturity. Total interest income for the three months ended April 30, 2009 was $560. An interest rate change of 10% would not have a material impact on the fair value of the Company’s investment portfolio or on future earnings.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2009, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company had four customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during either the three or nine months ended April 30, 2009 or 2008.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Philips	15%	(*)	15%	(*)
Toshiba	12%	15%	14%	18%
L-3 Communications	11%	10%	10%	11%
Siemens	10%	(*)	(*)	(*)

Note (*): Total product and engineering revenues were less than 10% in this quarter.

The Company’s top ten customers combined for approximately 68% and 67% of the Company’s total product and engineering revenue for the three months ended April 30, 2009 and 2008, respectively, and 69% and 68% for the nine months ended April 30, 2009 and 2008, respectively. Philips and L-3 Communications also accounted for 16% and 12%, respectively, of net accounts receivable at April 30, 2009.

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

During the first six months of fiscal year 2009, Medical Imaging Products revenues were impacted by the DRA. The DRA reduced government reimbursement rates for doctors utilizing medical imaging procedures for their patients, which, in turn, reduced demand for our OEM customers. In addition, the deterioration of global economic conditions over the last twelve months has resulted in reduced endowments and funding of hospitals and medical clinics. In response, these end users have begun to reduce the capital available for investment in new facilities, expansions, or upgrades. As such, Medical Imaging Products OEMs have experienced reductions in demand for their products and have in turn reduced their procurement spending.

In Security Technology Products, the Company’s OEM customer’s purchasing dynamics are generally affected by the level of government funding, the expansion of airport terminals and the fluctuations in airline passenger volume.

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

The Company markets and sells products in international markets, and has established offices and subsidiaries in Denmark, Germany, Italy, and Canada. Revenues from international operations accounted for 25% and 23% of total revenues for the three months ended April 30, 2009 and 2008, respectively, and 21% for both the nine months ended April 30, 2009 and 2008. From its U.S. operations, the Company also ships directly to customers in Europe and Asia, for which shipments accounted for 37% and 31% of total revenues for the three months ended April 30, 2009 and 2008, respectively, and 41% and 31% for the nine months ended April 30, 2009 and 2008, respectively. There are inherent risks in transacting business internationally, including:

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

Sales of the Company’s security and inspection systems, in some cases as an indirect subcontractor or team member with prime contractors and in some cases directly, to the U.S. Government and its agencies accounted for approximately 13% and 11% of the Company’s total product and engineering revenues in the three months ended April 30, 2009 and 2008, respectively, and approximately 12% and 13% in the nine months ended April 30, 2009 and 2008, respectively. The Company’s security and inspection systems are included in many different domestic programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts could impact the Company’s products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds only on a single fiscal year basis. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which the Company is involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which the Company is a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or delays in the reduction in or failure to commit additional funds to a program in which the Company is involved could negatively impact its revenues and have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by the Company of its equity securities during the three months ended April 30, 2009. All of the shares shown as purchased in the table below were surrendered by employees of the Company in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of the Company’s Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
2/1/09-2/28/09	—	$—	—	$—
3/1/09-3/31/09	1,074	28.55	—	—
4/1/09-4/30/09	1,590	33.26	—	—
Total	2,664	$31.36	—	$—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of the Company’s Common Stock on the NASDAQ Global Select Market on the vesting date.

Item 6.    Exhibits

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: June 5, 2009	/s/ James W. Green

James W. Green
President and
Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2009	/s/ John J. Millerick

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