Form 10-K
period 2009-07-31
ANALOGIC CORP
filed 2009-09-29
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant in not required to file report pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant at January 31, 2009 was approximately $319,934,950. As of September 15, 2009, there were 12,808,734 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2010 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Throughout this Annual Report on Form 10-K, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation. All dollar amounts in this Item 1 are in thousands.

Available Information

Our website address is www.analogic.com. The information on our website is not incorporated by reference into this document and should not be considered to be a part of this document. Our website address is included in this document as an inactive textual reference only.

We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to the reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).

Description of Business

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users in the healthcare and homeland security markets. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are recognized worldwide for advancing state-of-the-art technology in the areas of medical Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Digital Radiography, Specialized Ultrasound, and Automatic Explosives Detection Systems (“EDS”) for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly to specialized clinical end-user markets through our direct worldwide sales force under the business name B-K Medical ApS (“B-K Medical”).

We operate primarily within two major markets: Medical Technology Products and Security Technology Products. Our Medical Technology Products business consists of three reporting segments: Medical Imaging Products, which primarily includes electronic systems and subsystems for CT and MRI medical imaging equipment; B-K Medical, which designs, manufactures, and distributes ultrasound systems and probes in the urology, surgery, and radiology markets; and Digital Radiography Products, which consists primarily of state-of-the-art, direct conversion amorphous selenium-based, digital, flat-panel, x-ray detectors for diagnostic and interventional applications in mammography. Security Technology Products consists of advanced weapon and threat detection aviation security systems and subsystems. Our Corporate and Other segment represents our hotel business and general corporate income and expenses. See Note 19 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information regarding our segments. The following chart shows net revenue by segment for the fiscal year ended July 31, 2009 (“fiscal year 2009”):

Medical Imaging Products

Medical Imaging Products, which accounted for approximately 57% of our net revenue in fiscal year 2009, consists primarily of electronic systems and subsystems for medical imaging, sold globally to OEM producers of CT, MRI, and Ultrasound equipment.

We are an industry leader in the development and sale of CT detectors and data acquisition systems that become part of OEM CT imaging systems around the world. Our detection and data acquisition subsystems convert x-ray energy to useful digital signals for the generation of anatomical images for medical diagnostics and disease treatment. Our CT products allow our customers to remain at the forefront of this rapidly advancing field. Leveraging our experience in integrating CT components and technology, we have developed higher-level integrated systems for the radiotherapy market.

For OEM producers of MRI equipment, we supply them with MRI products that include Radio Frequency (“RF”) and Gradient amplifiers. The amplifiers are two of the key components in MRI systems. We have developed a wide range of amplifier solutions for our customers, from low-magnetic-field systems (< 0.3 Tesla) to high-energy systems (> 3.0 Tesla) designed for academic research.

Sound Technology, Inc. (“STI”), a wholly owned subsidiary, develops and manufactures ultrasound transducers and probes for a broad range of clinical applications. These products are supplied to a global customer base of ultrasound system OEMs, including B-K Medical, our wholly owned subsidiary.

B-K Medical

B-K Medical, which designs and manufactures specialized ultrasound systems and probes for end-user markets in urology, surgery, and radiology, accounted for approximately 21% of our net revenue in fiscal year 2009. Its ultrasound scanners generate real-time images, using acoustic waves, of the internal anatomy that are used for medical diagnostic and interventional procedures. These ultrasound systems are also used for prostate cancer treatment employing a procedure called brachytherapy.

In fiscal 2009, B-K Medical introduced a new ultrasound scanner called the Flex Focus. This system is a portable unit that can be used for multiple applications in a variety of settings. B-K Medical is headquartered in Copenhagen, Denmark, and operates primarily on a direct sales basis through its wholly owned subsidiaries, which are located primarily in the U.S. and Europe.

Digital Radiography Products

Digital Radiography Products accounted for approximately 8% of our net revenue in fiscal year 2009. Digital Radiography Products consist primarily of ANRAD Corporation (“Anrad”), a wholly owned subsidiary, which designs and manufactures for OEM customers, state-of-the-art, direct conversion amorphous selenium-based, digital, flat-panel, x-ray detectors for diagnostic and interventional applications in mammography. These x-ray detector plates are used by OEMs in mammography systems to convert the x-ray signals into high resolution digital images. The detectors plates are primarily sold to medical OEMs in products sold primarily outside of the U.S. and are awaiting U.S Food and Drug Administration (“FDA”) approval to be sold in the U.S. Anrad is based in Montreal, Canada.

Security Technology Products

Security Technology Products, which provides advanced explosives and weapons detection systems for aviation security applications at airline checkpoints, accounted for approximately 12% of our net revenue in fiscal year 2009. Utilizing our medical CT technology, we design and manufacture EDS for airport security for both checked bag and checkpoint applications. The systems generate data for three-dimensional images of objects contained within a piece of baggage. The EDS systems for checked baggage are marketed by L-3 Communications Corporation (“L-3”) under the eXaminer product family name. The eXaminer is sold to the U.S. Federal Government for installation at major U.S. airports to scan checked baggage and to international airport security authorities for installation at airports in Europe, Asia, and Central America.

Corporate and Other

Corporate and Other, which consists primarily of our hotel business and general corporate income and expenses, accounted for approximately 2% of our net revenue in fiscal year 2009. We own a hotel, managed for us under a contract with Marriott Corporation, which is located on approximately 7.5 acres of land adjacent to our principal executive offices and manufacturing facility in Peabody, Massachusetts. The facility is strategically situated in an industrial park and is in close proximity to the historic and tourist area of Boston’s North Shore, approximately 18 miles from Boston. It has 256 guest rooms, a ballroom, several function rooms, and recreational facilities.

Competition

We are subject to competition based upon product design, performance, pricing, quality, and service. We believe that our innovative engineering and product reliability have been important factors in our historical growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances, our products conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

Our medical imaging systems are specialized for the needs of our customers. We consider selection by our OEM customers for the design and manufacture of these products and our other medical products to be due more to the “make-or-buy” decision of the individual OEM customers rather than a function of other competitors in the field. Many OEM customers and potential OEM customers of ours have the capacity to design and manufacture these products for themselves. In our area of expertise, the continued signing of new contracts indicates strength in our relationships with our major customers.

The security market for explosives detection is an oligopoly with two or three large players, one of them being L-3, our marketing and service partner. Occasionally a smaller company will introduce new technology that is evaluated by the U.S. Government for unique baggage screening requirements.

Marketing and Distribution

Our Medical Imaging and Digital Radiography businesses, which currently only sell to OEM customers, sell products domestically and abroad directly through our headquarters in the United States, through our subsidiaries in Europe, Canada, and the United States, and on occasion through a network of our independent sales representatives and distributors located in principal cities around the world. The majority of our distributors order from us as they receive orders from their customers and do not stock inventory for resale. Generally, sales made to distributors are based on fixed discounts applied to established list prices under normal payment terms. Returns are allowed for defective products under authorized warranty repair. Some of our distributors also represent manufacturers of competing products.

B-K Medical distributes its products to end users globally both through a direct sales force and through independent distributors. B-K Medical’s subsidiaries, which account for 69% of the B-K Medical revenues generated from product sales, service and application support, are present in the main markets including United States, Germany, Benelux, United Kingdom, Italy, and Scandinavia. B-K Medical’s remaining revenue is generated through a network of non-exclusive, specialized independent distributors in more than 50 other countries.

Seasonal Aspect of Business

There are no material seasonal elements to our business, although plant closings in the summer, particularly in Europe, tend to decrease the procurement activities of certain customers during the first quarter of our fiscal year. In addition, many of our Medical Technology Products customers tend to purchase more products during the last two months of the calendar year, which falls within the second quarter of our fiscal year.

Material Customers

We had three customers, as set forth in the table below, who accounted for 10% or more of our net product and engineering revenue during fiscal year 2009, the fiscal year ended July 31, 2008 (“fiscal year 2008”), or the fiscal year ended July 31, 2007 (“fiscal year 2007”).

	Year Ended July 31,
	2009	2008	2007
Koninklijke Philips Electronics N.V. (“Philips”)	15%	*	*
Toshiba Corporation (“Toshiba”)	14%	17%	18%
L-3	11%	11%	11%

Note (*):  Total net product and engineering revenue was less than 10% in this fiscal year.

Our ten largest customers as a group accounted for 67%, 67%, and 68% of our net product and engineering revenue for fiscal years 2009, 2008, and 2007, respectively. Loss of any one of these customers would have a material adverse effect on our business. Two customers, L-3 and Philips also accounted for 13% and 12%, respectively, of net accounts receivable at July 31, 2009. There were no customers that accounted for 10% or more of our net accounts receivable at July 31, 2008.

Backlog

Our OEM business involves large customers whose placement of orders can vary based on the timing of large orders. In addition, we have agreed to maintain consignment inventories for some of our OEM customers, the transition to which has reduced our backlog during the past year. Our backlog, which consists of cancellable and non-cancellable orders that are expected to ship primarily within the next 12 months, was $78,434 at July 31, 2009 as compared to $137,457 at July 31, 2008. The backlog decrease of $59,023 was due primarily to decreases in the backlog of our Medical Imaging Products, Security Technology Products, and Digital Radiography Products segments of $31,324, $18,830, and $7,570, respectively. The backlog decrease in Medical Imaging Products was due primarily to the global economic conditions, timing of customer orders, and an increase in the number of customers transitioning to a consignment inventory system. The decrease in Security Technology Products was due primarily to a product transition and the timing of purchase orders. The decrease in Digital Radiography Products was due primarily to a slight delay in an annual order from a key OEM customer.

Government Contracts

We do a significant amount of business with agencies of the Federal Government, either directly or as a subcontractor. Our contracts with government agencies, and the government contracts of other parties under which we serve as a subcontractor, are subject to termination at the election of the government agency. While none of our government contracts or subcontracts provide for renegotiation of profits at the election of the Government, it is possible that the government agency could request, and that we could under certain circumstances agree to, the renegotiation of the payments provided for under such contracts. However, we have not in the past renegotiated significant payment terms under our government contracts or subcontracts.

Sources of Raw Materials and Components

In general, our products are composed of internally-designed electronic and mechanical elements, including proprietary integrated circuits, printed circuit boards, detectors, power supplies, and displays manufactured by us and others in accordance with our specifications. Most items procured from third-party suppliers are believed to be available from more than one source. However, it might become necessary, if a given component ceases to be available, for us to modify a product design to adapt to a substitute component, or to purchase new tooling to enable a new supplier to manufacture the component, either of which could result in additional expense and/or delay in product sales. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, we carry a safety stock of raw materials and components in an effort to ensure our ability to make timely delivery to our customers.

Patents and Licenses

We hold approximately 189 patents of varying duration issued in the United States, which cover technology developed by us. In many instances, we hold corresponding foreign patents. We regularly file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved methods, apparatus, processes, designs, and products. At present, approximately 88 U.S. and foreign patent applications are in process.

We also rely on a combination of trade secret, copyright, and trademark laws, as well as contractual agreements to safeguard our proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with each of our employees, and confidentiality agreements with our key customers and vendors.

We believe that any legal protection afforded by patent and copyright laws is of secondary importance as a factor in our ability to compete. Future prospects are more a function of the continuing level of excellence and creativity of our engineers in developing products that satisfy customer needs, and the marketing skills and managerial competence of our personnel in selling those products. Moreover, we believe that market positioning and rapid market entry are important to the success of our products. Management is of the opinion that the loss of patent protection would not have a material effect on our competitive position.

Research and Product Development

Research and product development (“R&D”) is a significant factor in our business. We maintain a constant and comprehensive R&D program directed toward the creation of new products, the improvement and refinement of our present products, and the expansion of their applications. Our R&D costs for customer funded projects are included in engineering cost of sales while costs for internally funded R&D projects are included in operating expenses.

Our R&D costs included in engineering cost of sales amounted to $21,398 in fiscal year 2009, $14,480 in fiscal year 2008, and $15,736 in fiscal year 2007. Our R&D costs included in operating expenses amounted to $45,276 in fiscal year 2009, $48,947 in fiscal year 2008, and $46,955 in fiscal year 2007. We intend to continue our emphasis on new product development. As of July 31, 2009, we employed approximately 410 employees engaged in R&D activities, including electrical engineers, software engineers, physicists, mathematicians, and technicians. These individuals, in conjunction with our sales and marketing staff, also devote a portion of their time to assisting customers in utilizing our products, developing new uses for these products, and anticipating customer requirements for new products.

We capitalized $1,672 and $2,719 in fiscal year 2009 and fiscal year 2008, respectively, of computer software testing and coding costs incurred after technological feasibility was established. These costs are amortized using a straight-line method over the estimated economic life of the related products, generally three years, and are included in product cost of sales.

Environment

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.

Employees

As of July 31, 2009, we employed approximately 1,450 employees.

Financial Information about Foreign and Domestic Operations and Export Revenue

Our domestic and foreign revenues were $309,885, or 78%, and $86,264, or 22%, respectively, in fiscal year 2009 as compared to $327,181, or 79%, and $86,328, or 21%, respectively, in fiscal year 2008, and $273,746, or 80%, and $67,036, or 20%, respectively, in fiscal year 2007.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including, without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, involve risk and uncertainties, and actual events and results may differ significantly from those indicated in any forward-looking statement as a result of a number of important factors, including those discussed below and elsewhere herein. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “would,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words.

You should carefully consider the risks described below before making an investment decision with respect to the our Common Stock. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business. Any of these could have a material and negative effect on our business, financial condition, or results of operations.

Because a significant portion of our revenue currently comes from a small number of customers, any decrease in revenue from these customers could harm our operating results.

We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders could have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

We had three customers, as set forth in the table below, who accounted for 10% or more of our net product and engineering revenue during fiscal years 2009, 2008, or 2007.

	Year Ended July 31,
	2009	2008	2007
Philips	15%	*	*
Toshiba	14%	17%	18%
L-3	11%	11%	11%

Note (*):  Total net product and engineering revenue was less than 10% in this fiscal year.

Our ten largest customers as a group accounted for 67%, 67%, and 68% of our net product and engineering revenue for fiscal years 2009, 2008, and 2007, respectively. Two customers, L-3 and Philips, also accounted for 13% and 12%, respectively, of net accounts receivable at July 31, 2009. There were no customers that accounted for 10% or more of our net accounts receivable at July 31, 2008.

Although we seek to broaden our customer base, we will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay, or reduce significant orders in the future. Our customer agreements typically permit the customer to discontinue future purchases after timely notice.

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

We operate in a highly competitive industry. We are subject to competition based on product design, performance, pricing, quality, and service offerings, and we believe our innovative engineering and product reliability have been important factors in our historical growth. While we try to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances our products conform to more exacting specifications and may carry a higher price than analogous products manufactured by others.

Our competitors include divisions of larger, more diversified organizations as well as specialized companies. Some of them have greater resources and larger staffs than we have. Many of our existing and potential OEM customers have the ability to design and manufacture internally the products that we manufacture for them. We face competition from the research and product development groups and manufacturing operations of our existing and potential customers, who continually compare the benefits of internal research, product development, and manufacturing with the costs and benefits of outsourcing.

We depend on our suppliers, some of which are the sole-source for certain components, and our production could be substantially curtailed if these suppliers were not able to meet our demands and alternative sources were not available.

We order raw materials and components to complete our customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronics components. If a significant shortage of raw materials or components were to occur, we might have to delay shipments or pay premium pricing, which could adversely affect our operating results. In some cases, supply shortages of particular components could substantially curtail our production of products using these components. We are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results. We also depend on a small number of suppliers to provide many of the other raw materials and components that we use in our business. Some of these suppliers are affiliated with customers or competitors, and others are small companies. If we were unable to continue to purchase these raw materials and components from our suppliers, our operating results could be adversely affected. Because many of our costs are fixed, our margins depend on the volume of output at our facilities, and a reduction in volume could adversely affect our margins.

We rely on successful performance by and relationships with subcontractors. This reliance could have a material adverse effect on our results of operations and financial condition.

We have formed arrangements with subcontractors for various services and components. We have formed such arrangements because it is commercially more efficient to outsource such services and purchase such components than it would be for us to perform or manufacture such services and components, which in some cases require, among other things, a high degree of technical skill and advanced equipment that is not practical or cost-effective for us to develop or acquire. As a result, if one of our subcontractors were to experience quality problems, capacity constraints, decreased yields, or delivery delays, or were to raise prices significantly, we could face product liability claims, product shortages, decreased revenues or lost customers, which could adversely affect our operating results.

If we were to be left with excess inventory, our operating results could be adversely affected.

Because of long lead times and specialized product designs, in certain cases we purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products, our customers might not purchase all the products that we have manufactured or for which we have purchased components. In either event, we would attempt to recoup material and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels, or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent that we were unsuccessful in recouping our material and manufacturing costs, our net sales and operating results could be adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.

Uncertainties and adverse trends affecting our industry or any of our major customers could adversely affect our operating results.

Our business operates primarily within two major markets within the electronics industry, Medical Technology Products and Security Technology Products, which are subject to rapid technological change, and pricing and margin pressure. These markets have historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices, and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase or use of medical and security-related capital equipment could also affect our sales. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry in general, or any of our major customers in particular, might adversely affect our operating results. Our other businesses are subject to the same or greater technological and cyclical pressures.

During the first six months of fiscal year 2009, Medical Imaging Products revenue was impacted by the Deficit Reduction Act (“DRA”). The DRA reduced government reimbursement rates for doctors utilizing medical imaging procedures for their patients, which, in turn, reduced demand for our OEM customers. In addition, the deterioration of global economic conditions over the last fifteen months has resulted in reduced endowments and funding of hospitals and medical clinics. In response, these end users have begun to reduce the capital available for investment in new facilities, expansions, or upgrades. As such, Medical Imaging Products OEMs have experienced reductions in demand for their products and have in turn reduced their procurement spending.

In Security Technology Products, our OEM customer’s purchasing dynamics are generally affected by the level of government funding, the expansion of airport terminals and the fluctuations in airline passenger volume.

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

Our business strategy involves the pursuit of acquisitions or business combinations, which, if consummated, could be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention.

As part of our business strategy, we might consummate acquisitions or business combinations. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition, and potential unknown or underestimated liabilities associated with acquired businesses. If we do not successfully complete acquisitions that we pursue in the future, we could incur substantial expenses and devote significant management time and resources without generating any benefit to us. In addition, substantial portions of our available cash might be utilized as consideration for these acquisitions.

Our annual and quarterly operating results are subject to fluctuations, which could affect the market price of our Common Stock.

Our annual and quarterly results could vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of our Common Stock could decline. These factors include:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;

•	introduction and market acceptance of our customers’ new products;

•	changes in demand for our customers’ existing products;

•	the timing of our expenditures in anticipation of future orders;

•	effectiveness in managing our manufacturing processes;

•	changes in competitive and economic conditions generally or in our customers’ markets;

•	changes in the cost or availability of components or skilled labor;

•	changes in our effective tax rate;

•	fluctuations in manufacturing yields;

•	foreign currency exposure; and

•	investor and analyst perceptions of events affecting us, our competitors, and/or our industry.

A delay in anticipated sales could result in the deferral of the associated revenue beyond the end of a particular quarter, which would have a significant effect on our operating results for that quarter. In addition, most of our operating expenses do not vary directly with net revenue and are difficult to adjust in the short term. As a result, if revenue for a particular quarter was below our expectations, we could not proportionately reduce operating expenses for that quarter. Hence, the revenue shortfall could have a disproportionate adverse effect on our operating results for that quarter.

Loss of any of our key personnel could hurt our business because of their industry experience and their technological expertise.

We operate in a highly competitive industry and depend on the services of our key senior executives and our technological experts. The loss of the services of one or several of our key employees or an inability to attract, train, and retain qualified and skilled employees, specifically engineering and operations personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully.

If we are unable to maintain our expertise in research and product development, manufacturing processes, and marketing new products, we might not be able to compete successfully.

We believe that our future success depends upon our ability to provide research and product development, provide manufacturing services that meet the changing needs of our customers, and market new products. This requires that we successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, we continually evaluate the advantages and feasibility of new product designs and manufacturing processes. Further, there can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that those new and improved products, if developed, will achieve market acceptance.

Major terrorist attacks and threats have increased financial expectations that may not materialize.

Major terrorist attacks and threats have created increased interest in our security and inspection systems. However, the level of demand for our products is not predictable and may vary over time. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security as a result of terrorism and whether our products will continue to be a part of the solutions. Additionally, should our products be considered as a part of the future security solution, it is unclear what the level of purchases may be and how quickly funding to purchase our products may be made available. These factors could adversely impact us and create unpredictability in our revenues and operating results.

We are exposed to risks associated with international operations and markets.

We market and sell products in international markets, and have established offices and subsidiaries in Denmark, Germany, Italy, and Canada. Net Revenue from international operations accounted for 22%, 21%, and 20% of our total revenue for fiscal years 2009, 2008, and 2007, respectively. From our U.S. operations, we also ship directly to customers in Europe and Asia, for which shipments accounted for 40%, 29%, and 28% of our total net revenue for fiscal years 2009, 2008, and 2007, respectively. There are inherent risks in transacting business internationally, including:

•	changes in applicable laws and regulatory requirements;

•	export and import restrictions;

•	export controls relating to technology;

•	tariffs and other trade barriers;

•	intellectual property laws that offer less protection for our proprietary rights;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	political instability;

•	fluctuations in currency exchange rates;

•	expatriation controls; and

•	potential adverse tax consequences.

There can be no assurance that one or more of these factors will not have a material adverse effect on our future international activities and, consequently, on our business and results of operations.

If we become subject to intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products.

We may become subject to claims that we infringe the intellectual property rights of others in the future. We cannot ensure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

If operators of our security and inspection systems fail to detect weapons, explosives or other devices that are used to commit a terrorist act, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage.

Our business exposes us to potential product liability risks that are inherent in the development, manufacturing, sale and service of security inspection systems. Our customers use our security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. The training, reliability and competence of the customer’s operators are crucial to the detection of suspicious items. In addition, our security and inspection systems are not designed to work under all circumstances. We test the reliability of our security and inspection systems during both their development and manufacturing phases. We also perform such tests if we are requested to perform installation, warranty or post-warranty servicing. However, our security inspection systems are advanced mechanical and electronic devices and therefore can malfunction.

As a result of the September 11, 2001, and 1993 World Trade Center terrorist attacks, and the potential for future attacks, product liability insurance coverage for such threats is extremely difficult and costly to obtain. It is possible, subject to the applicability of the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (the “SAFETY Act”), that if we were found liable following a major act of terrorism, our insurance might not fully cover the claims for damages.

The SAFETY Act is a Federal law enacted to provide certain legal liability protections for providers of certain anti-terrorism technologies. If applicable to claims against Analogic, the SAFETY Act could mitigate some of this risk.

Our security and inspections systems business depends in part on purchases of products and services by the U.S. Federal Government and its agencies, which purchases may be only partially funded, and are subject to potential termination and reductions and delays in government spending.

Sales of our security and inspection systems, in some cases as an indirect subcontractor or team member with prime contractors and in other cases directly, to the U.S. Government and its agencies accounted for approximately 12% of our total net revenue in each of fiscal years 2009, 2008, and 2007, respectively. Our security and inspection systems are included in many different domestic programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts could impact our products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds only on a single fiscal year basis. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or delays in the reduction in or failure to commit additional funds to a program in which we are involved could negatively impact our revenue and have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

We own the land and building for our principal executive offices and major manufacturing facility located in Peabody, Massachusetts. This facility consists of approximately 514,000 square feet of manufacturing, engineering, and office space. We own approximately 65 acres of land at this location, which can accommodate future expansion as required. We use approximately 7.5 acres of this land for the Peabody Marriott Hotel, which is owned by one of our wholly owned subsidiaries and managed by the Marriott Corporation.

We and our subsidiaries own and lease various other office, manufacturing, engineering, and sales facilities in both the United States and abroad. We believe that our existing facilities are generally adequate to meet our current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

See Notes to Consolidated Financial Statements for further information concerning certain leases.

Item 3.	Legal Proceedings

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position	Date Since Office Has Been Held
James W. Green	51	President and Chief Executive Officer	2007
Michael L. Levitz	36	Vice President, Chief Financial Officer, and Treasurer	2009
John J. Fry	47	Vice President, General Counsel, and Secretary	2007
Donald B. Melson	57	Vice President and Corporate Controller	2006
Peter M. Howard	53	Senior Vice President and General Manager of the OEM Medical Group	2008

Our executive officers are elected annually by our Board of Directors (the “Board”) and hold office until their successors are chosen and qualified, subject to earlier removal by the Board.

There are no arrangements or understandings between any of our executive officers and any other person(s) pursuant to which such executive officer was selected as an officer.

James W. Green joined us as President and Chief Executive Officer in May 2007. Mr. Green was previously Regional Vice President, California Division, of Quest Diagnostics Incorporated, a leading provider of diagnostic testing, information, and services, from April 2005 to May 2007. Before joining Quest Diagnostics Incorporated,

Mr. Green was Senior Vice President & General Manager of Computed Tomography for Philips Medical Systems, a global leader in the business of developing, manufacturing, and marketing computed tomography equipment used in medical imaging applications, from October 2001 to April 2005.

Michael L. Levitz joined us as Vice President, Chief Financial Officer, and Treasurer in July 2009. From October 2007 to July 2009, Mr. Levitz was Vice President and Controller of the Cytyc business unit of Hologic Inc., a developer, manufacturer, and supplier of premium diagnostic products, medical imaging systems, and surgical products focused on the healthcare needs of women. From April 2006 until Cytyc Corporation’s merger with Hologic Inc. in October 2007, Mr. Levitz was Vice President and Corporate Controller of Cytyc Corporation, a global leader in innovative diagnostic and medical devices focused on women’s health. Mr. Levitz was Assistant Corporate Controller of Cytyc Corporation from September 2002 to April 2006. Prior to this position, Mr. Levitz was Controller at NEON Communications, Inc. from 2001 to 2002 and Director of Financial Reporting from 2000 to 2001. From 1995 to 2000, Mr. Levitz served in various positions in the high technology audit practice of Arthur Andersen LLP, most recently as Audit Manager.

John J. Fry joined us as Vice President, General Counsel, and Secretary in November 2007. From April 2005 until joining us, Mr. Fry was a principal of the law firm, Driggs, Hogg, & Fry Co., L.P.A. (formerly Driggs, Lucas, Brubaker & Hogg Co., L.P.A.), where his practice focused primarily on technology and intellectual property law. From August 1995 to April 2005, he held various legal positions at Philips Medical Systems (formerly Marconi Medical Systems and Picker International), including Senior Corporate Counsel and Intellectual Property Manager and counsel to Philips’ computed tomography business.

Donald B. Melson joined us as Vice President and Corporate Controller in March 2006. Mr. Melson was previously Vice President and Corporate Controller of Millipore Corporation, a publicly held global manufacturer of products and services for biopharmaceutical manufacturing and life science laboratories, from 2000 to 2006. Prior to this position, Mr. Melson held a number of financial management positions in Millipore Corporation and W. R. Grace & Co. Mr. Melson began his career in the audit practice of Ernst & Young and is a certified public accountant.

Peter M. Howard was appointed as a Senior Vice President and General Manager of Analogic’s OEM Medical Group in September 2008. Mr. Howard has been an employee of ours since November 2003, serving as a General Manager of various business units within the Medical Imaging Products segment. Before joining us, he was a president and board member for several of Thermo Electron Corporation’s subsidiaries. Prior to that, Mr. Howard was the president of two joint venture companies of Mitsubishi Electronics.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on the NASDAQ Global Select Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of our Common Stock, as reported by the NASDAQ Global Select Market, for each quarterly period indicated in the table below:

Fiscal Year	High	Low
2008
First Quarter	$79.02	$54.79
Second Quarter	72.35	50.00
Third Quarter	68.99	56.02
Fourth Quarter	73.72	57.38

2009
First Quarter	$76.93	$34.57
Second Quarter	44.00	24.63
Third Quarter	37.23	24.39
Fourth Quarter	39.34	33.39

As of August 31, 2009, there were approximately 886 holders of record of our Common Stock.

Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends of $0.10 per share were declared for each of the quarters of fiscal years 2009 and 2008. Our policy is to retain sufficient earnings to provide funds for the operation and expansion of our business.

The following table contains information about our purchases of our equity securities during the three months ended July 31, 2009. All of the shares shown as purchased in the table below were surrendered by our employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of our Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/09-5/31/09	786	$38.27	—	—
6/1/09-6/30/09	1,767	36.77	—	—
7/1/09-7/31/09	540	37.70	—	—

Total	3,093	$37.31	—	—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of our Common Stock on the NASDAQ Global Select Market on the vesting date.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the shares of Common Stock authorized for issuance under our equity compensation plans as of July 31, 2009:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	415,021	$53.84	1,107,691	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	415,021	$53.84	1,107,691	(1)

(1)	Includes 457,155 shares issuable under our Employee Stock Purchase Plan in connection with current and future offering periods under that plan.

Comparison of Five-Year Cumulative Total Returns

The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total return of the Center for Research in Security Prices of the University of Chicago (“CRSP”) Total Return Index for the NASDAQ Stock Market (U.S. Companies) and the CRSP Total Return Index for all NASDAQ stocks with SIC Codes related to our business in the areas of measuring instruments, photo goods, medical goods, optical goods, and timepieces. The graph assumes $100 invested on July 31, 2004, in our Common Stock and $100 invested at that time in each of the NASDAQ indexes. The comparison assumes that all dividends are reinvested.

Comparison of Five-Year Cumulative Total Returns

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data are derived from our Consolidated Financial Statements and notes thereto and should be read in connection with, and are qualified in their entirety, by our Consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	(In Thousands, except per share data)
	Year Ended July 31,
	2009	2008	2007	2006	2005
Total net revenue (A)	$396,149	$413,509	$340,782	$351,445	$326,479
Total cost of sales (B)	270,953	262,411	223,567	230,310	203,089
Gross margin	125,196	151,098	117,215	121,135	123,390
Income (loss) from operations (B)	(4,185)	24,311	2,325	(5,249)	1,203
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle (C)	3,705	23,486	15,380	4,600	34,659
Income (loss) from discontinued operations	—	—	—	139	(5,797)
Gain on disposal of discontinued operations (D)	—	—	—	20,207	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	120	—

Net income (E)	$3,705	$23,486	$15,380	$25,066	$28,862

Basic net income per share:
Income from continuing operations	$0.29	$1.78	$1.11	$0.34	$2.55
Income (loss) from discontinued operations, net of tax	—	—	—	0.01	(0.42)
Gain on disposal of discontinued operations, net of tax	—	—	—	1.47	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01	—

Based net income per share	$0.29	$1.78	$1.11	$1.83	$2.13

Diluted net income per share:
Income from continuing operations	$0.29	$1.77	$1.10	$0.33	$2.54
Income (loss) from discontinued operations, net of tax	—	—	—	0.01	(0.42)
Gain on disposal of discontinued operations, net of tax	—	—	—	1.46	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01	—

Diluted net income per share	$0.29	$1.77	$1.10	$1.81	$2.12

Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.38	$0.32

Weighted average shares outstanding:
Basic	12,835	13,180	13,814	13,704	13,566
Diluted	12,932	13,290	13,946	13,853	13,619
Cash, cash equivalents, and marketable securities	$160,293	$186,442	$228,545	$258,237	$220,454
Working capital	264,140	287,260	300,114	334,955	300,027
Total assets	464,114	511,165	459,141	488,645	496,705
Long-term liabilities	6,444	8,993	456	840	914
Stockholder’s equity	397,519	428,506	393,357	431,925	399,157

(A)	We acquired Copley Controls Corporation (“Copley”) on April 14, 2008. The Copley business accounted for net revenue of $62,490 and $18,300 during fiscal years 2009 and 2008, respectively.

(B)	In fiscal year 2009, we recorded a $6,619 restructuring charge for the severance and personnel related costs of 201 employees that were involuntarily terminated as well as for facility exit costs, all of which were recorded in operating expenses. Also, in fiscal year 2009, we recorded $811 in general and administrative expenses for a settlement of a dispute with a customer. In fiscal year 2008, we recorded a pre-tax voluntary retirement charge of $3,419 related to a fiscal year 2008 voluntary retirement program and a pre-tax restructuring charge of $597 for severance and personnel related costs for the involuntary termination of 32 employees in fiscal year 2008, all of which were recorded in operating expenses. In fiscal year 2007, we recorded $9,705 of pre-tax charges related primarily to the future use and realizability of certain inventory, software license, and capitalized software. Of the total charges, $8,625 was recorded in cost of sales and $1,080 was recorded in operating expenses. In fiscal year 2006, we recorded $14,876 of pre-tax charges related primarily to the future use and realizability of certain inventory and capitalized software. Of the total charges, $7,361 was recorded in cost of sales and $7,515 was recorded in operating expenses. In fiscal year 2005, we recorded $3,000 in operating expenses related primarily to asset impairment losses on certain investments.
(C)	In fiscal years 2009, 2008, and 2007, we recorded a gain on the sale of other investments on a pre-tax basis of $838, $84, and $4,036, respectively, related to the sale of our equity interest in Bio-Imaging Research, Inc. (“BIR”) during fiscal year 2007. In fiscal year 2008, we recorded a gain on the sale of other investments on a pre-tax basis of $2,000 related to our sale of 20% of our 45% equity interest in Shenzhen Anke High Tech Co., Ltd (“SAHCO”) (for a remaining interest of 25%). In fiscal year 2005, we recorded a gain on the sale of marketable securities on a pre-tax tax basis of $43,829 related to our sale of our equity interest in Cedara Software Corporation.
(D)	We recorded a gain on the sale of Camtronics Medical Systems, Ltd. (“Camtronics”) as a discontinued operation in fiscal year 2006. There were no discontinued operations in any of the other periods presented.
(E)	We had an income tax benefit in fiscal year 2009 of $4,915, which was due primarily to an $1,820 valuation allowance reversal on Belgium net operating loss carryforwards that management has determined are more likely than not to be recognized and to Internal Revenue Service (“IRS”) refunds of $8,143 received in fiscal year 2009. The impact of these refunds, which included $1,262 of interest, was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,356 was recorded as a tax benefit in fiscal year 2009. Also contributing to the income tax benefit for fiscal year 2009 was the reversal of $920 of tax reserves due to the expiration of statutes of limitations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ from the projected results. See “Risk Factors” in Item 1A for a discussion of the primary risks and uncertainties known to us at this time.

Our Management’s Discussion and Analysis is presented in six sections as follows:

•	Business Overview

•	Fiscal Year 2009 Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	New Accounting Pronouncements

We report our financial condition and results of operations on a fiscal year basis ending July 31. All dollar amounts in this Item 7 are in thousands except per share data.

Business Overview

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to OEMs and end users in the healthcare and homeland security markets. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are recognized worldwide for advancing state-of-the-art technology in the areas of medical CT, MRI, Digital Radiography, Specialized Ultrasound, and EDS for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly to specialized clinical end-user markets through our direct worldwide sales force under the business name B-K Medical.

We operate within two major markets: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, Digital Radiography Products, and B-K Medical.

A significant portion of our products are sold to OEMs, whose purchasing dynamics have an impact on our reported sales. OEMs that purchase our Medical Imaging and Digital Radiography Products generally incorporate those products as components in their systems, which are in turn sold to end users, primarily hospitals and medical clinics. In our Security Technology Products business, a major OEM customer purchases and resells our products to end users including domestic and foreign airports as well as the Transportation Security Administration (“TSA”). In Security Technology Products, our OEM customer’s purchasing dynamics are affected by the level of government funding, the expansion of airport terminals and fluctuations in airline passenger volume.

Fiscal Year 2009 Overview

The following is a summary of the matters that management believes are most important in understanding our results of operations for the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the audited consolidated financial statements and notes that appear elsewhere in this document.

			Percentage Change
	Fiscal Year
	2009	2008
Total net revenue	$396,149	$413,509	-4%
Income (loss) from operations	(4,185)	24,311	-117%
Net income	3,705	23,486	-84%
Diluted net income per share	0.29	1.77	-84%

The decline in net revenue, income from operations, net income, and diluted net income per share in fiscal year 2009 as compared to fiscal year 2008 was primarily related to the deterioration of global economic conditions during fiscal year 2009, which reduced endowments and philanthropic funding of hospitals and medical clinics. As a result, capital available for investment by these end users in new facilities, expansions, or upgrades was limited, thereby reducing immediate demand for our products and those of our OEM customers. In addition, the adoption of the DRA in fiscal year 2008 reduced government reimbursement rates for doctors utilizing medical imaging procedures for their patients, which, in turn, reduced demand for our OEM customers’ products. Both of these factors negatively impacted the performance of the Medical Imaging Products segment during fiscal year 2009. Partially mitigating this impact was the full year benefit in fiscal year 2009 of the Copley business, which was acquired late in the third quarter of fiscal year 2008.

In response to lower demand, we implemented cost control programs throughout fiscal year 2009. In the second quarter of fiscal year 2009, we reduced our workforce by 145 employees worldwide (then 9% of our total workforce) and recorded a restructuring charge of $3,488 for severance and personnel related costs. Included in the workforce reduction were 29 Copley employees whose severance and personnel related costs of $323 had been previously accrued in fiscal year 2008 in connection with the acquisition. In the fourth quarter of fiscal year 2009, we recorded a restructuring charge of $3,131. The restructuring charge was primarily related to $2,073 in severance and personnel related costs for the reduction of our workforce by 85 employees worldwide (6% of total workforce). Also included in the restructuring was $1,058 for facility exit costs, due primarily to our vacating 50% of our office facility in Canton, MA on July 31, 2009 as a result of moving certain operations to our Peabody, MA facility. The savings from both restructuring programs on an annual basis is estimated to be approximately $14,800. Despite these programs, income from operations declined from $24,311 in fiscal year 2008 to a loss of ($4,185) in fiscal year 2009.

In August 2009, we reached a settlement with a former distributor of Medical Imaging Products, CAS Medical Systems, Inc. (“CAS”), in which we agreed to pay CAS the sum of $811 in full satisfaction of all matters in dispute. The $811 was recorded in general and administrative expenses in fiscal year 2009. We and CAS have negotiated an orderly conclusion to our contractual relationship by allowing CAS to continue distributing products until July 31, 2010. In connection with the settlement agreement, we also incurred $534 of related charges in fiscal year 2009.

Tax benefits more than offset the ($4,185) loss from operations. In fiscal year 2009, we received IRS refunds of $8,143 which included $1,262 of interest. These refunds resulted in a reduction of unrecognized tax benefits by approximately $3,280, of which $1,356 was recorded as a tax benefit in fiscal year 2009. Also contributing to the income tax benefit for fiscal year 2009 was the reversal of $920 of tax reserves due to the expiration of statutes of limitations, and $1,820 for the reversal of a valuation allowance in Belgium net operating loss carryforwards that management has determined are more likely than not to be realized.

We had cash and cash equivalents and marketable securities of $160,293 and $186,442 at July 31, 2009 and 2008, respectively. The interest earned on our cash and cash equivalents over the past 15 months has been impacted by a reduction in interest rates. We have historically invested in U.S government backed securities, bonds, and certificates of deposit, the interest rates of which have declined significantly over the last year. Also contributing to the decline in interest income of approximately 68% for fiscal year 2009 as compared to fiscal year 2008 were Copley acquisition related costs of $73,332 in the third quarter of fiscal year 2008 and repurchases of Common Stock of $25,022 during fiscal year 2009. The following table sets forth an overview of cash flows for fiscal years 2009 and 2008.

	Year ended July 31,
	2009	2008
Net cash provided by operating activities	$16,728	$47,810
Net cash used for investing activities	(38,495)	(99,050)
Net cash used for financing activities	(30,185)	(2,376)
Effect of exchange rate changes on cash	(2,105)	983

Net decrease in cash and cash equivalents	$(54,057)	$(52,633)

During fiscal year 2009, we continued to generate cash from our operating activities. The net cash provided by operating activities in fiscal year 2009 decreased from fiscal year 2008 due primarily to the decline in net income of $19,781. The most significant adjustments to reconcile net income to net cash provided by operating activities in fiscal year 2009 were depreciation and amortization of $17,964, share-based compensation expense of $3,968, restructuring and voluntary retirement charges of $6,619, and a gain on sale of other investments of $838, partially offset by a net change in operating assets and liabilities of $13,912.

The net cash used for investing activities in fiscal year 2009 was due primarily to the purchase of short-term held-to-maturity marketable securities of $220,945, partially offset by the maturity of $193,037 of short-term held-to-maturity marketable securities.

The net cash used for financing activities in fiscal year 2009 was due primarily to the repurchase of our Common Stock under a repurchase program authorized by our Board on October 13, 2008. We completed the repurchase program, which was funded using our available cash, in the second quarter of fiscal year 2009. During fiscal year 2009, we repurchased 736,694 shares of Common Stock under this repurchase program for $25,022 at an average purchase price per share of $33.97. Included in the $25,022 paid for the Common Stock under this program was $22 of commissions and fees to our broker.

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Revenue

Product Revenue

Product revenue for fiscal year 2009 as compared with fiscal year 2008 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2009	2008
Product Revenue:
Medical Technology Products:
Medical Imaging Products	$210,691	$224,905	-6%
Digital Radiography Products	31,902	26,676	20%
B-K Medical	82,599	92,968	-11%

Total Medical Technology Products	325,192	344,549	-6%

Security Technology Products	40,578	43,957	-8%

Total	$365,770	$388,506	-6%

Medical Imaging Products

The decrease in product revenue for Medical Imaging Products for fiscal year 2009 versus the prior year was due primarily to a decline in demand for data acquisition systems detectors and CT subsystems, which reflects the impact of the DRA and the global economic slowdown. The decrease was partially offset by the full-year impact of net revenue from the Copley business, which was acquired in April 2008, and accounted for $62,490 and $18,300 of product revenue in fiscal year 2009 and 2008, respectively.

Digital Radiography Products

The increase in product revenue for Digital Radiography Products for fiscal year 2009 versus the prior year was due primarily to an increase in shipments of mammography detectors to an OEM customer partially offset by the winding down of non-mammography product sales to another OEM customer. We expect this business to transition primarily to the sale of mammography detectors in fiscal year 2010.

B-K Medical

The decrease in B-K Medical product revenue in fiscal year 2009 versus the prior year was due primarily to unfavorable changes in the foreign currency exchange rate and a decline in demand due to the global economic slowdown. Also contributing to the decrease were customer order delays in anticipation of the introduction of two new ultrasound product lines, one of which we introduced late in the second quarter of fiscal year 2009, and the other of which we introduced late in the third quarter of fiscal year 2009.

Security Technology Products

The decrease in product revenue for Security Technology Products in fiscal year 2009 versus the prior year was due primarily to a decrease in sales of spare parts and accessories of approximately $5,500. The decrease was partially offset by more baggage scanners being shipped in fiscal year 2009 as compared to fiscal year 2008.

Engineering Revenue

Engineering revenue for fiscal year 2009 as compared with fiscal year 2008 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2009	2008
Engineering Revenue:
Medical Technology Products:
Medical Imaging Products	$11,554	$6,775	71%
Digital Radiography Products	1,058	1,444	-27%
B-K Medical	—	—	0%

Total Medical Technology Products	12,612	8,219	53%

Security Technology Products	8,478	5,870	44%

Total	$21,090	$14,089	50%

Medical Imaging Products

The increase in Medical Imaging Products engineering revenue in fiscal year 2009 versus the prior year was due primarily to an increase in activity on customer funded engineering projects. Our large OEM customers have continued to fund new product development despite the current market conditions.

Digital Radiography Products

The decrease in Digital Radiography Products engineering revenue in fiscal year 2009 versus the prior year was due primarily to less activity on a funded engineering project for an OEM customer.

Security Technology Products

The increase in Security Technology Products engineering revenue in fiscal year 2009 versus the prior year was due primarily to engineering revenue on a time and materials project with the TSA to transition the eXaminer XLB from a prototype into a product that can be manufactured. This increase was partially offset by the completion of a project in fiscal year 2008, which was accounted for under the completed contract method and generated revenue of $2,417 in fiscal year 2008.

Other Revenue

Other Revenue for fiscal year 2009 as compared with fiscal year 2008 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2009	2008
Other Revenue:
Hotel	$9,289	$10,914	-15%

The decrease in fiscal year 2009 versus the prior year was due primarily to lower occupancy of the hotel and lower rates due to lower business and personal travel as a result of the economic slowdown.

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2009 as compared with fiscal year 2008 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2009	2008
Product gross margin	$122,913	$147,849	-16.9%
Product gross margin %	33.6%	38.1%

Product gross margin percentage decreased in fiscal year 2009 versus the prior year due primarily to a decline in the gross margin of Medical Imaging Products, offset in part by growth in higher margin B-K Medical sales as a percentage of total net revenue. The decline in the Medical Imaging Products gross margin percentage was due primarily to pricing reductions on Medical Imaging Products, reduced manufacturing efficiency caused by lower production volumes, and a higher mix of lower margin Copley products. The decline in the Medical Imaging Products gross margin percentage was partially offset by an increase in the product gross margin percentage of Digital Radiography Products due primarily to higher volume and improved manufacturing yields.

Engineering Gross Margin

Engineering gross margin for fiscal year 2009 as compared with fiscal year 2008 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2009	2008
Engineering gross margin (loss)	$(308)	$(391)	-21.2%
Engineering gross margin %	-1.5%	-2.8%

We incurred a gross loss on engineering revenue in fiscal year 2009 primarily as a result of the write down of deferred engineering costs of $365 due to the settlement agreement that was reached with CAS in August 2009. We had a gross loss on engineering revenue in fiscal year 2009 and the prior year, due primarily to costs incurred in excess of revenue on certain customer funded Medical Imaging Products projects.

Operating Expenses

Operating expenses increased $2,594, or 2.0%, in fiscal year 2009 as compared with fiscal year 2008 as shown below.

	Fiscal Year		Percentage of Net Revenue
	2009	2008	2009	2008
Research and product development	$45,276	$48,947	11.5%	11.8%
Selling and marketing	37,320	34,528	9.4%	8.3%
General and administrative	40,166	39,296	10.1%	9.6%
Restructuring and voluntary retirement charges	6,619	4,016	1.7%	1.0%

Total operating expenses	$129,381	$126,787	32.7%	30.7%

Research and product development expenses decreased $3,671 for fiscal year 2009 versus the prior year. The decrease was due primarily to an increase in customer funded engineering projects whose costs are recorded in engineering cost of sales. Also contributing to the decrease were reductions in our workforce late in fiscal year 2008 and during fiscal year 2009 to align our cost structure with market conditions as well as lower performance-based incentive compensation expenses. These decreases were partially offset by the acquisition of Copley in April 2008, which accounted for research and product development expenses of $6,923 and $1,971 in fiscal years 2009 and 2008, respectively.

Selling and marketing expenses increased $2,792 for fiscal year 2009 versus the prior year. The increase was due primarily to the acquisition of Copley in April 2008, which accounted for selling and marketing expenses of $3,706 and $1,548 in fiscal years 2009 and 2008, respectively. The increase was partially offset by reductions in our workforce late in fiscal year 2008 and during fiscal year 2009 to align our cost structure with market conditions as well as lower performance-based incentive compensation expenses.

General and administrative expenses increased $870 for fiscal year 2009 versus the prior year. The increase was due primarily to the full-year impact of the general and administrative expenses of Copley, which was acquired in April 2008. Copley accounted for general and administrative expenses of $2,699 and $866 in fiscal years 2009 and 2008, respectively. Also, contributing to the increase was $811 related to the settlement agreement reached with CAS in August 2009 and $1,160 of contingent professional fees related to income tax refunds and related interest of $8,389 received from the IRS and the State of Massachusetts in fiscal year 2009. These increases were partially offset by reductions in our workforce late in fiscal year 2008 and during fiscal year 2009 to align our cost structure with market conditions as well as lower performance-based incentive compensation expenses.

Restructuring and voluntary retirement charges increased $2,603 for fiscal year 2009 versus the prior year. The fiscal year 2009 amount includes severance and personnel related costs of $5,561 for involuntary terminations and $1,058 for facility exit costs primarily related to vacating 50% of our office facility in Canton, MA on July 31, 2009 as a result of moving certain operations to our Peabody, MA facility. The fiscal year 2008 amount includes severance and personnel related costs of $3,419 for our voluntary retirement program and severance and personnel related costs of $597 for involuntary terminations.

Other Income (Expense)

	Year Ended July 31,
	2009	2008
Interest income, net	$2,573	$7,935
Gain on sale of other investments	838	2,084
Other, net	(436)	715

The decrease in net interest income in fiscal year 2009 versus the prior year was due primarily to lower invested cash balances as a result of the acquisition of Copley, our $25,022 Common Stock repurchase in the first and second quarters of fiscal year 2009, and a decline in interest rates.

The gain on sale of other investments for fiscal year 2009 is due primarily to the receipt of escrow proceeds of $838 in fiscal year 2009 relating to the sale of our 17% ownership interest in BIR in fiscal year 2007. Fiscal year 2008 includes $2,000 from the sale of 20% of our 45% equity interest in SAHCO (for a remaining interest of 25%) and the receipt of escrow proceeds of $84 in fiscal year 2008 relating to the sale of our 17% ownership interest in BIR in fiscal year 2007.

Net other income (loss) during fiscal year 2009 consisted predominantly of foreign currency exchange losses from our Canadian, Danish, and British subsidiaries. Net other income during fiscal year 2008 consisted primarily of $555 we received from our insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to the sale of our wholly owned subsidiary, Camtronics.

Provision (Benefit) for Income Taxes

	Year Ended July 31,
	2009	2008
Provision (benefit) for income taxes	$(4,915)	$11,559
Effective tax rate	-406%	33%

For fiscal year 2009, the benefit for income taxes was due primarily to an $1,820 valuation allowance reversal on Belgium net operating loss carryforwards that management has determined are more likely than not to be recognized and to IRS refunds of $8,143 received in fiscal year 2009. The refunds, which included $1,262 of interest, were for the carryback of a loss and research and development credits from fiscal year 2004 and from additional research and development tax credits and timing items claimed on amended income tax returns for fiscal years 2001 through 2006. We had recognized $2,701 of these refunds and related interest within stockholders’ equity upon the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, in fiscal year 2008. The impact of these refunds and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,356 was recorded as a tax benefit in fiscal year 2009. Also contributing to the benefit for income taxes in fiscal year 2009 was the reversal of $920 of tax reserves due to the expiration of statutes of limitations. These benefits were partially offset by additional provisions for agreed federal and state adjustments and typical taxes owed related to our operations in that period.

For fiscal year 2008, our effective tax rate varied from the statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions. Our effective tax rate for fiscal year 2008 included benefits of 3% and 1% from foreign operations and the U.S. domestic production deduction, respectively, as well as a benefit of 1% for the U.S. research and experimentation credit, which expired on December 31, 2007. These benefits were offset by a 3% provision due to an increase in tax reserves.

Net Income and Diluted Net Income per Share

Net income and diluted net income per share for fiscal year 2009 and fiscal year 2008 were as follows:

	Fiscal Year
	2009	2008
Net income	$3,705	$23,486
% of net revenue	0.9%	5.7%
Diluted net income per share	$0.29	$1.77

The decrease in net income and diluted net income per share for fiscal year 2009 versus the prior year were due primarily to declines in sales volumes, gross margins, and interest income, as well as an increase in the amount of restructuring charges in fiscal year 2009 versus the prior year comparable period. These factors were partially offset by a benefit from income taxes and a decline in the weighted average shares outstanding due to the Common Stock repurchase program completed in the second quarter of fiscal year 2009.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Revenue

Product Revenue

Product revenue for fiscal year 2008 as compared with fiscal year 2007 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2008	2007
Product Revenue:
Medical Technology Products:
Medical Imaging Products	$224,905	$181,427	24%
Digital Radiography Products	26,676	16,122	65%
B-K Medical	92,968	80,790	15%

Total Medical Technology Products	344,549	278,339	24%

Security Technology Products	43,957	34,582	27%

Total	$388,506	$312,921	24%

Medical Imaging Products

The increase in product revenue for Medical Imaging Products for fiscal year 2008 versus the prior year was due primarily to shipments of newly developed data management systems to an OEM customer, the development of which was not completed by us until the fourth quarter of fiscal year 2007. Also contributing to the increase were continued strong demand for data acquisition systems and the acquisition of Copley in the third quarter of fiscal year 2008, which accounted for $18,300 of product revenue during fiscal year 2008.

Digital Radiography Products

The increase in product revenue for Digital Radiography Products for fiscal year 2008 versus the prior year was due primarily to shipments of a newly developed mammography detector to an OEM customer, the development of which was not completed by us until the fourth quarter of fiscal year 2007.

B-K Medical

The increase in product revenue for B-K Medical for fiscal year 2008 versus the prior year was due primarily to a favorable change in the foreign currency exchange rate.

Security Technology Products

The increase in product revenue for Security Technology Products for fiscal year 2008 versus the prior year was due primarily to an increase in EXACT system sales to 63 units for fiscal year 2008 from 52 units for fiscal year 2007

Engineering Revenue

Engineering revenue for fiscal year 2008 as compared with fiscal year 2007 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2008	2007
Engineering Revenue:
Medical Technology Products:
Medical Imaging Products	$6,775	$9,243	-27%
Digital Radiography Products	1,444	1,967	-27%
B-K Medical	—	—	0%

Total Medical Technology Products	8,219	11,210	-27%

Security Technology Products	5,870	5,972	-2%

Total	$14,089	$17,182	-18%

Medical Imaging Products

The decrease in engineering revenue for Medical Imaging Products for fiscal year 2008 versus the prior year was due primarily to fewer customer funded engineering projects in Medical Imaging Products during fiscal year 2008 versus the prior year.

Digital Radiography Products

The decrease in engineering revenue for Digital Radiography Products for fiscal year 2008 versus the prior year was due primarily to a decline in activity on customer funded engineering projects.

Other Revenue

Other Revenue for fiscal year 2008 as compared with fiscal year 2007 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2008	2007
Other Revenue:
Hotel	$10,914	$10,679	2%

The increase in fiscal year 2008 versus the prior year was due primarily to an increase in room rates.

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2008 as compared with fiscal year 2007 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2008	2007
Product gross margin	$147,849	$111,724	32.3%
Product gross margin %	38.1%	35.7%

Product gross margin increased to 38.1% for fiscal year 2008 as compared with 35.7% for fiscal year 2007. The increase was due primarily to the asset impairment charge of $8,625 related to the write down of assets in the digital radiography systems business in fiscal year 2007. As a result of continuing losses and the business outlook for our digital radiography systems business during fiscal year 2007, we recorded asset impairment charges of $9,705 associated with the write down of the digital radiography systems business assets to their estimated net realizable values as a group. Of the $9,705 asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. The $8,625 asset impairment charge recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets.

Also contributing to the increase was improved product margins at B-K Medical due primarily to a higher mix of sales directly to end users versus distributors that provide higher margins, an increase in manufacturing efficiency of Security Technology Products due to higher production volumes and a reduction of manufacturing employees during the fourth quarter of fiscal year 2007. These increases were partially offset by $1,216 of amortization expense during fiscal year 2008 for the backlog intangible assets related to the acquisition of Copley on April 14, 2008.

Engineering Gross Margin

Engineering gross margin for fiscal year 2008 as compared with fiscal year 2007 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2008	2007
Engineering gross margin (loss)	$(391)	$1,446	-127.0%
Engineering gross margin %	-2.8%	8.4%

The engineering gross loss in fiscal year 2008 was $391 as compared to a gross margin of $1,446 for fiscal year 2007, a decline of $1,837, or 127%. The decrease was due primarily to the gross margin of $2,794 on three Security Technology Products projects during fiscal year 2007. These gross margins in fiscal year 2007 were partially offset by costs in excess of contract revenues for Medical Imaging Products projects of $1,706. The gross loss of $391 in fiscal year 2008 was due primarily to costs in excess of contract revenues of $766 for patient monitoring instrument projects, which were partially offset by a total of $434 of gross margin from several Security Technology Products projects.

Operating Expenses

Operating expenses increased $11,897, or 10.4%, in fiscal year 2008 as compared with fiscal year 2007 as shown below.

	Fiscal Year		Percentage of Net Revenue
	2008	2007	2008	2007
Research and product development	$48,947	$46,955	11.8%	13.8%
Selling and marketing	34,528	30,066	8.3%	8.8%
General and administrative	39,296	36,789	9.6%	10.8%
Restructuring and voluntary retirement charges	4,016	—	1.0%	0.0%
Asset impairment charges	—	1,080	0.0%	0.3%

Total operating expenses	$126,787	$114,890	30.7%	33.7%

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

Selling and marketing expenses increased $4,462 for fiscal year 2008 over fiscal year 2007. The increase was due primarily to an increase from the foreign currency exchange rate for B-K Medical, which accounted for an increase of $1,974, as well as an increase in bonus costs and sales commissions cost at B-K Medical of $362. Also contributing to the increase was the acquisition of Copley, which accounted for $1,548 of selling and marketing expenses during fiscal year 2008, of which $529 was for amortization expense of intangible assets related to the acquisition. These increases were partially offset by a reduction of $1,476 in expenses related to Digital Radiography Products as we ceased selling and marketing efforts of our digital radiography systems business in the first quarter of fiscal year 2008.

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

Restructuring and voluntary retirement charges of $4,016 in fiscal year 2008 consisted primarily of severance and personnel related costs of $3,419 and $597 for our voluntary retirement program and involuntary terminations, respectively, which took place in the fourth quarter of fiscal year 2008.

Asset impairment charges were $0 for fiscal year 2008, as compared to $1,080 for fiscal year 2007. During fiscal year 2007, we recorded an asset impairment charge of $1,080 related to our digital radiography systems business. Included in this charge was $696 related to capitalized software still in development and $384 related to other assets.

Other Income (Expense)

	July 31,
	2008	2007
Interest income, net	$7,935	$12,755
Equity loss in unconsolidated affiliates	—	(667)
Gain on sale of other investments	2,084	4,036
Other, net	715	226

The decrease in fiscal year 2008 versus the prior year was due primarily to lower invested cash balances and lower effective interest rates due primarily to our $60,000 Common Stock repurchase in the fourth quarter of fiscal year 2007.

During fiscal year 2007, we recorded an equity loss in unconsolidated affiliates of $667 related to losses at PhotoDetection Systems, Inc. during that period.

The gain on sale of other investments for fiscal year 2008 was due primarily to $2,000 from the sale of 20% of our 45% equity interest in SAHCO (for a remaining interest of 25%). Fiscal year 2007 included $4,036 for dividend income and a gain on sale of our 17% ownership interest in BIR.

Other income, net was $715 and $226 for fiscal years 2008 and 2007, respectively. Other income in fiscal year 2008 consisted primarily of $555 we received from our insurance company as reimbursement for legal fees incurred in relation to an indemnification matter related to our sale of Camtronics in November 2005. Other income for fiscal year 2007 consisted primarily of a gain of $205 from the sale of assets of our wholly owned subsidiary, AnaSky Limited, formerly known as SKY Computers, Inc. Other income in fiscal year 2008 also included foreign currency exchange gains realized by our Canadian and Danish subsidiaries, while fiscal year 2007 included foreign currency exchange losses, as the U.S. dollar weakened against foreign currencies.

Provision for Income Taxes

	Year Ended July 31,
	2008	2007
Provision for income taxes	$11,559	$3,295
Effective tax rate	33%	18%

The effective tax rate for fiscal year 2008 included benefits of 3% and 1% from foreign operations and the U.S. domestic production deduction, respectively, as well as a benefit of 1% for the U.S. research and experimentation credit, which expired on December 31, 2007. These benefits were offset by a 3% provision due to an increase in tax reserves. The lower rate in fiscal year 2007 was due primarily to lower income from operations before taxes and a greater tax rate impact from a tax benefit from foreign operations due to a lower foreign tax rate. The fiscal year 2007 rate also included the reinstatement of the U.S research and experimentation credit as of January 1, 2006 and a reduction in the Danish tax rate from 28% to 25%.

Net Income and Diluted Net Income per Share

Net income and diluted net income per share for fiscal year 2008 and fiscal year 2007 were as follows:

	Fiscal Year
	2008	2007
Net income	$23,486	$15,380
% of net revenue	5.7%	4.5%
Diluted net income per share	$1.77	$1.10

Net income was $23,486 for fiscal year 2008 as compared to net income of $15,380 for fiscal year 2007. Basic and diluted net income per share for fiscal year 2008 was $1.78 and $1.77, respectively, as compared to basic and diluted net income per share of $1.11 and $1.10, respectively, for fiscal year 2007. Net income for fiscal years 2008 and 2007 included pre-tax charges of $4,016 and $9,705, respectively, related to voluntary retirement and other restructuring costs and asset impairments. Net income for fiscal year 2008 also includes a gain of $2,000 from the sale of 20% of our 45% equity interest in SAHCO (for a remaining interest of 25%). Net income for fiscal year 2007 also includes dividend income and a gain on sale of our 17% ownership interest in BIR, totaling $4,036.

Liquidity and Capital Resources

Key liquidity and capital resources information is summarized in the table below.

	July 31, 2009	July 31, 2008
Cash and cash equivalents and marketable securities	$160,293	$186,442
Working capital	$264,140	$287,260
Current ratio	5.4 to 1	4.9 to 1

The increase in the current ratio from July 31, 2008 to July 31, 2009 was due primarily to reductions in accounts payable and accrued liabilities. The decrease in accounts payable was due to timing of vendor payments while the decrease in accrued liabilities was due primarily to a decline in accrued bonuses at July 31, 2009 as compared to July 31, 2008.

We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents and marketable securities are appropriately valued at July 31, 2009 and are not aware of any market events to date that would impact their valuation. This could change in the future should new developments arise in the credit markets.

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates, and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada and Europe. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% depreciation in the July 31, 2009 and 2008 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of $1,010 and $1,857, respectively.

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2009, due to the short maturities of these instruments.

Cash and cash equivalents totaled $119,855 at July 31, 2009 and consisted entirely of highly liquid investments with maturities of three months or less from the time of purchase. Held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which totaled $40,438 at July 31, 2009, are stated at cost, which approximates fair value.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Year Ended July 31,
	2009	2008	2007
Net cash provided by operating activities	$16,728	$47,810	$34,221
Net cash used for investing activities	(38,495)	(99,050)	(1,587)
Net cash used for financing activities	(30,185)	(2,376)	(60,001)
Effect of exchange rate changes on cash	(2,105)	983	1,505

Net decrease in cash and cash equivalents	$(54,057)	$(52,633)	$(25,862)

The cash flows generated from operating activities in fiscal year 2009 were due primarily to net income of $3,705, a restructuring charge of $6,619, depreciation and amortization of $17,964, and share-based compensation expense of $3,968. These amounts were partially offset by the benefit from deferred income taxes of $1,164, a gain on sale of other investments of $838, and a net change in operating assets and liabilities, net of acquired business, of $13,912. The net changes in operating assets and liabilities, net of acquired business, of $13,912 in fiscal year 2009 was due primarily to decreases in accounts payable, accrued liabilities, and advance payments and deferred revenue of $4,648, $10,367, and $3,662, respectively. These changes were partially offset by a decrease in refundable income taxes of $5,557.

The decrease in accounts payable of $4,648 was due primarily to the timing of vendor payments. The decrease in accrued liabilities of $10,367 was due primarily to a decline in accrued bonuses and profit sharing contributions at July 31, 2009 as compared to July 31, 2008. The decrease in refundable income taxes of $5,557 was due primarily to income tax refunds of $10,072, which included interest of $1,358, that were received in fiscal year 2009. The decrease in advanced payments and deferred revenue of $3,662 was due primarily to $2,975 of revenue recognized on Security Technology Products shipped in fiscal year 2009 that was paid for in fiscal year 2008.

The cash used for investing activities in fiscal year 2009 was due primarily to the purchase of short-term held-to-maturity marketable securities, the acquisition of Copley, net of cash acquired, capital expenditures, and capitalized software development costs of $220,945, $350, $10,230, and $1,672, respectively, partially offset by the maturities of held-to-maturity marketable securities of $193,037 and proceeds from the sale of other investment of $838.

Net cash used for financing activities in fiscal year 2009 consisted of $25,022 to repurchase shares of Common Stock and $5,184 for dividends paid to stockholders.

We believe that our balances of cash, cash equivalents, and marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations at July 31, 2009, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$10,287	$3,010	$2,959	$1,174	$3,144
Purchasing obligations	45,155	41,474	3,681	—	—

	$55,442	$44,484	$6,640	$1,174	$3,144

As of July 31, 2009, the total liabilities associated with uncertain tax positions under FIN No. 48 were $7,715 and were included in “Accrued income taxes” and in “Refundable and deferred income taxes” as a result of our adoption of FIN No. 48. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

We currently have approximately $22,474 in revolving credit facilities with banks available for direct borrowings. Our revolving credit facility agreements contain a number of covenants, including a covenant requiring us to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. We were in compliance with this covenant at July 31, 2009 with a tangible net worth of approximately $350,000. As of July 31, 2009, there were no direct borrowings or off-balance sheet arrangements.

New Accounting Pronouncements

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

•

FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, delays the effective date of SFAS No. 157 from fiscal year 2009 to fiscal year 2010 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its financial position and results of operations.

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

We adopted FSP No. FAS 157-1 and FSP No. FAS 157-3 in the first quarter of fiscal year 2009 concurrent with the adoption of SFAS No. 157. The adoption of SFAS No. 157, as amended, did not have an impact on our financial position, results of operations, or cash flows. See Note 8 for additional SFAS No. 157 disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP was effective for us beginning April 1, 2009 and did not have an impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115”. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. We adopted SFAS No. 159 on August 1, 2008 concurrent with our adoption of SFAS No. 157. The adoption of SFAS No. 159 did not have an impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be our fiscal year 2010. An entity may not apply it before that date. The provisions of SFAS No. 141(R) will only impact us if we are a party to a business combination after July 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was effective for us beginning on August 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our financial position, results of operations, and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of FSP No. FAS 142-3 will have a material impact on our results of operations, financial position, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS No. 162 became effective 60 days following the SEC’s approval on September 16, 2008 of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement became effective during the second quarter of fiscal year 2009 and did not have an impact on our financial position, results of operations, or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP, with early application not permitted. We are currently evaluating the effect, if any, that the adoption of FSP No. EITF 03-6-1 will have on our financial position, results of operations, and cash flows.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). We will adopt this FSP in the first quarter of fiscal year 2010 and the impact of the adoption on our consolidated financial statements will largely depend on the size and nature of any business combinations. The provisions of this FSP will only impact us if we are a party to a business combination after July 31, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. The objective of this standard is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This statement is effective for interim or annual financial periods ending after June 15, 2009. This statement became effective during fiscal year 2009 and did not have an impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – An Amendment of FASB Statement 140”. SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to eliminate the concept of a qualified special-purpose entity and related guidance, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 166 will have on our financial position, results of operations, and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation 46(R)”. SFAS No. 167 amends FIN No. 46(R), “Consolidation of Variable Interest Entities”, to require former qualified special-purpose entities to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 167 will have on our financial position, results of operations, and cash flows.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies, and the estimates involved in their application, have a significant impact on the preparation of these consolidated financial statements. These policies involve significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expense, and related disclosures of contingent assets and liabilities. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, the policies discussed below require management to make its most difficult and subjective estimates and judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

For a complete discussion of our significant accounting policies, see Note 1, Summary of business operations and significant accounting policies, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statements Schedule, of this Annual Report on Form 10-K. We believe the following accounting policies require management to make the most difficult estimates and judgments in the preparation of our consolidated financial statements and accordingly are critical to an understanding of our financial statements.

Revenue Recognition

Policy—We provide engineering services to some of our customers on a contractual basis and generally recognize revenue using the percentage of completion method. We generally estimate the progress towards completion on contracts with a fixed-fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs at completion of the project or on a milestone basis based on contractual terms, as appropriate. When total cost estimates exceed revenues, we accrue for the estimated losses immediately.

Judgments and Uncertainties—Our revenue recognition accounting methodology for engineering services with a fixed fee arrangement involves uncertainties because it requires management to make estimates of our total estimated costs at completion of projects. The timing of when revenue, profits, and loss reserves are recognized may fluctuate if changes to the estimates of costs at completion of projects are needed.

Effect if Actual Results Differ From Assumptions—We have not made any material changes in the accounting methodology used to determine our estimated costs at completion of projects during the past three fiscal years. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Inventory Reserves

Policy—We value our inventory at the lower of the cost of the inventory or fair market value through the establishment of inventory writedowns. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycles, and changes in technology. A variety of methodologies are used to determine the amount of inventory writedowns necessary for excess and obsolete inventory. Write downs are based upon the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory. If actual demand for our products is less than our estimates, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional writedowns for existing inventories might be recorded in future periods. Once recorded, inventory valuation writedowns are not subsequently reversed until the inventory is used or disposed of.

Judgments and uncertainties—Our inventory writedowns involve uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecasted customer demand, and technological obsolescence.

Effect if actual results differ from assumptions—We have not made any material changes in the accounting methodology we use to establish our inventory writedowns during the past three fiscal years. If estimates regarding customer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. A 10% difference in our actual writedown at July 31, 2009, would have affected net earnings by approximately $265 in fiscal year 2009.

Share-based compensation

Policy—We have share-based compensation plans, which include stock options and unvested restricted stock awards, and an employee stock purchase plan. We determine the fair value of our stock option awards at the date of grant using the Black-Scholes option-pricing models. We determine the fair value of unvested time-based and performance-based restricted stock awards at the date of grant using the closing market price of our Common Stock on the date of grant.

We recognize the associated share-based compensation expense for time-based awards on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on the vesting dates to reflect actual forfeitures. The amount of share-based compensation expense for performance-based unvested restricted stock awards that is recognized on a straight-line basis over the performance period is based upon the number of shares that management ultimately expects to vest.

For performance-based awards, management evaluates the probability of meeting the performance criteria at each balance sheet date and related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

Judgments and uncertainties—Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Performance-based non-vested restricted stock awards require management to make assumptions regarding the likelihood of achieving company or personal performance goals. Changes in these assumptions can materially affect the fair value estimate and the amount of compensation expense we recognize.

Effect if actual results differ from assumptions—We have not made any material changes in the accounting methodology we use to determine our share-based compensation expense during the past three fiscal years. If actual results are not consistent with our estimates or assumptions, particularly those used in determining the accrual percentage for performance-based non-vested restricted stock awards, we may be exposed to changes in share-based compensation expense that could be material. A 10% change in our share-based compensation expense for the year ended July 31, 2009, would have affected net earnings by approximately $274 in fiscal year 2009.

Warranty Reserves

Policy—We estimate the costs of product warranties based on specific warranty claims, historical data, and engineering estimates, where applicable.

Judgments and uncertainties—Our warranty reserve involves uncertainties because the calculation requires management to make assumptions based on specific warranty claims, historical data, and engineering estimates, where applicable.

Effect if actual results differ from assumptions—We have not made any material changes in the accounting methodology we use to establish our warranty reserves during the past three fiscal years. If actual product failure rates or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Such revisions could adversely affect our operating results. A 10% change in our warranty reserve at July 31, 2009, would have affected net earnings by approximately $645 in fiscal year 2009.

Purchase Price Allocation For Business Combinations

Policy—We apply the purchase accounting method to account for business combinations, which requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill. For those assets with finite lives, useful lives are assigned to those intangibles and their values are amortized over their remaining life.

Judgments and uncertainties—Our purchase price allocation methodology involves uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

Effect if actual results differ from assumptions—During the last three fiscal years, we completed one significant acquisition, which was the acquisition of Copley in April 2008 for $74,032, including transaction costs. See Note 3, Business combination, to the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K, for the complete purchase price allocation. If actual results are not consistent with our estimates or assumptions, accelerated amortization for intangible assets with finite lives or impairment charges for intangible assets or goodwill could be required.

Impairment of Goodwill and Indefinite Lived Intangible Assets

Policy—We evaluate goodwill and indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We conduct our impairment evaluation by performing internal valuation analyses, which consider both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on trading and acquisition multiples. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. In the second quarter of fiscal year 2009, we completed our annual impairment testing of goodwill and indefinite lived intangible assets using the methodologies described herein, and determined there was no impairment.

The carrying values of goodwill and indefinite lived intangible assets related to the acquisition of Copley at July 31, 2009 were $2,043 and $7,607, respectively.

Judgments and uncertainties—The valuation analyses described above involve uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations.

Effect if actual results differ from assumptions—If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. A 10% change in our calculation of the fair value of the reporting unit at December 31, 2008 that includes the Copley goodwill and indefinite lived intangible asset would have had no effect on net earnings in fiscal year 2009.

Income tax contingencies

Policy—Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for exposures subject to a minimum threshold of more likely than not before any benefit is recognized. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

In fiscal year 2008, we adopted FIN No. 48, which requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that we have taken or expect to take on our income tax returns.

Judgments and uncertainties—Our liability for unrecognized tax benefits involves uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Effect if actual results differ from assumptions—Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, the effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Deferred tax valuation allowances

Policy—We are required to estimate on our income taxes in each of the jurisdictions within which we operate. This process involves assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not more than likely, a valuation allowance must be established. To the extent a valuation allowance is established, we must include an expense within the tax provision in the statement of operations.

Judgments and uncertainties—Our effective income tax rate is affected by changes in tax law, the tax jurisdiction of new business ventures, the level of earnings, and the results of tax audits. Our deferred tax valuation allowance involves uncertainties because the calculation requires management to make assumptions based on historical data, future book income, and tax-planning strategies.

Effect if actual results differ from assumptions—We have not made any material changes in the accounting methodology we use to establish our deferred tax asset valuation allowances during the past three fiscal years. In the event that actual results differ from the estimates and assumptions we use in determining our effective tax rate, the provision for income taxes and results of operations could be materially impacted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts in this Item 7A are in thousands.

We place our cash investments in high quality financial instruments and, by policy, limit the amount of credit exposure to any one financial institution. We face limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada and Europe.

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as held to maturity. Total interest income for fiscal year 2009 was $2,612. An interest rate change of 10% would not have a material impact on the fair value of our portfolio or on future earnings.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Part IV, Item 15 in this Annual Report on Form 10-K and are included at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that its files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2009, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of July 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of July 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will furnish to the SEC a definitive proxy statement not later than 120 days after the close of fiscal year 2009 (the “Proxy Statement”). Certain information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Proposal 1—Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have a code of ethics that applies to all of our employees and non-employee directors. This code (available on our website) satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein. We intend to disclose on our website at www.analogic.com amendments to, and, if applicable, waivers of, our code of ethics.

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

The information required by this item is incorporated herein by reference to the Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fees”.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

			Page Number
(a)
	1.	Financial Statements
		Report of Independent Registered Public Accounting Firm	45
		Consolidated Balance Sheets at July 31, 2009 and 2008	46
		Consolidated Statements of Operations for the years ended July 31, 2009, 2008, and 2007	47
		Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2009, 2008, and 2007	48
		Consolidated Statements of Cash Flows for the years ended July 31, 2009, 2008, and 2007	49
		Notes to Consolidated Financial Statements	50
	2.	Financial Statement Schedule II—Valuation and Qualifying Accounts	88
		Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes hereto

(b) The Index to Exhibits immediately following the Company’s Financial Statements and Financial Statement Schedule II is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION

	By	/s/ JAMES W. GREEN
Date: September 29, 2009		James W. Green President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES. W. GREEN James W. Green	President and Chief Executive Officer (Principal Executive Officer) and Director	September 29, 2009

/s/ MICHAEL L. LEVITZ Michael L. Levitz	Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	September 29, 2009

/s/ DONALD B. MELSON Donald B. Melson	Vice President - Corporate Controller (Principal Accounting Officer)	September 29, 2009

/s/ EDWARD F. VOBORIL Edward F. Voboril	Chairman of the Board	September 29, 2009

/s/ GERALD L. WILSON Gerald L. Wilson	Vice Chairman of the Board	September 29, 2009

/s/ M. ROSS BROWN M. Ross Brown	Director	September 29, 2009

/s/ JAMES J. JUDGE James J. Judge	Director	September 29, 2009

/s/ KEVIN C. MELIA Kevin C. Melia	Director	September 29, 2009

/s/ MICHAEL T. MODIC Michael T. Modic	Director	September 29, 2009

/s/ FRED B. PARKS Fred B. Parks	Director	September 29, 2009

/s/ SOPHIE V. VANDEBROEK Sophie V. Vandebroek	Director	September 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Analogic Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2009 and July 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of August 1, 2007 and as discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for pension obligations as of July 31, 2007.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts

September 29, 2009

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$119,855	$173,912
Marketable securities, at fair value	40,438	12,530
Accounts receivable, net of allowance for doubtful accounts of $728 and $998 as of July 31, 2009 and 2008, respectively	64,874	66,573
Inventories	79,011	79,197
Refundable and deferred income taxes	11,131	17,429
Other current assets	8,982	11,285

Total current assets	324,291	360,926

Property, plant, and equipment, net	83,688	90,405
Investments in and advances to affiliated companies	20	18
Capitalized software, net	5,037	4,422
Intangible assets, net	40,792	44,574
Goodwill	2,043	3,534
Other assets	308	1,378
Deferred income tax assets	7,935	5,908

Total Assets	$464,114	$511,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,064	$28,329
Accrued liabilities	30,868	34,552
Advance payments and deferred revenue	7,219	10,785

Total current liabilities	60,151	73,666

Long-term liabilities:
Accrued income taxes	5,541	7,365
Other long-term liabilities	903	686
Deferred income tax liabilities	—	942

Total long-term liabilities	6,444	8,993

Commitments, guarantees, and contingencies (Notes 12 and 13)

Stockholders’ equity:
Common stock, $.05 par value; 30,000,000 shares authorized and 12,808,734 shares issued and outstanding as of July 31, 2009; 30,000,000 shares authorized and 13,447,640 shares issued and outstanding as of July 31, 2008	640	672
Capital in excess of par value	70,704	70,593
Retained earnings	316,079	338,669
Accumulated other comprehensive income	10,096	18,572

Total stockholders’ equity	397,519	428,506

Total Liabilities and Stockholders’ Equity	$464,114	$511,165

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended July 31,
	2009	2008	2007
Net revenue:
Product	$365,770	$388,506	$312,921
Engineering	21,090	14,089	17,182
Other	9,289	10,914	10,679

Total net revenue	396,149	413,509	340,782

Cost of sales:
Product	242,857	240,657	192,572
Engineering	21,398	14,480	15,736
Other	6,698	7,274	6,634
Asset impairment charges	—	—	8,625

Total cost of sales	270,953	262,411	223,567

Gross margin	125,196	151,098	117,215

Operating expenses:
Research and product development	45,276	48,947	46,955
Selling and marketing	37,320	34,528	30,066
General and administrative	40,166	39,296	36,789
Restructuring and voluntary retirement charges	6,619	4,016	—
Asset impairment charges	—	—	1,080

Total operating expenses	129,381	126,787	114,890

Income (loss) from operations	(4,185)	24,311	2,325

Other income (expense):
Interest income, net	2,573	7,935	12,755
Equity loss in unconsolidated affiliates	—	—	(667)
Gain on sale of other investments	838	2,084	4,036
Other, net	(436)	715	226

Total other income	2,975	10,734	16,350

Income (loss) before income taxes	(1,210)	35,045	18,675
Provision for (benefit from) income taxes	(4,915)	11,559	3,295

Net income	$3,705	$23,486	$15,380

Net income per share:
Basic	$0.29	$1.78	$1.11

Diluted	$0.29	$1.77	$1.10

Weighted average shares outstanding:
Basic	12,835	13,180	13,814
Diluted	12,932	13,290	13,946

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended July 31, 2009, 2008, and 2007

(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2006	13,945,802	$697	$60,572	$364,697	$5,959	$431,925
Shares issued for:
Stock options exercised	123,997	6	5,127	—	—	5,133
Restricted stock grants, net of cancellations	(24,426)	(1)	(464)	—	—	(465)
Stock purchase plan	10,211	1	442	—	—	443
Tax benefit of share-based compensation	—	—	551	—	—	551
Share-based compensation expense	—	—	1,713	—	—	1,713
Repurchase of common stock	(818,030)	(41)	(3,755)	(56,204)	—	(60,000)
Dividends paid ($0.40 per share)	—	—	—	(5,589)	—	(5,589)
Cumulative effect of a change in accounting principle						—
(net of tax benefit of $241) (Note 15)	—	—	—	—	(368)	(368)
Comprehensive income:
Net income for the year	—	—	—	15,380	—	15,380
Translation adjustments (net of tax provision of $276)	—	—	—	—	4,652	4,652
Change in unrealized marketable securities gains and losses	—	—	—	—	(18)	(18)

Total comprehensive income						20,014

Balance, July 31, 2007	13,237,554	662	64,186	318,284	10,225	393,357
Shares issued for:
Stock options exercised	64,560	3	2,657	—	—	2,660
Restricted stock grants, net of cancellations	138,629	7	(458)	—	—	(451)
Stock purchase plan	6,897	—	389	—	—	389
Tax benefit of share-based compensation	—	—	435	—	—	435
Share-based compensation expense	—	—	3,384	—	—	3,384
Dividends paid ($0.40 per share)	—	—	—	(5,340)	—	(5,340)
Cumulative effect of a change in accounting principle (Note 16)	—	—	—	2,239	—	2,239
Comprehensive income:
Net income for the year	—	—	—	23,486	—	23,486
Actuarial gain on pension plan (net of tax provision of $178)	—	—	—	—	271	271
Translation adjustments (net of tax provision of $162)	—	—	—	—	8,076	8,076

Total comprehensive income						31,833

Balance, July 31, 2008	13,447,640	672	70,593	338,669	18,572	428,506
Shares issued for:
Stock options exercised	4,475	—	198	—	—	198
Restricted stock grants, net of cancellations	79,263	4	(313)	—	—	(309)
Stock purchase plan	14,050	1	320	—	—	321
Provision for share-based compensation	—	—	(188)	—	—	(188)
Share-based compensation expense	—	—	3,968	—	—	3,968
Repurchase of common stock	(736,694)	(37)	(3,874)	(21,111)	—	(25,022)
Dividends paid ($0.40 per share)	—	—	—	(5,184)	—	(5,184)
Comprehensive loss:
Net income for the year	—	—	—	3,705	—	3,705
Actuarial gain (loss) on pension plan (net of tax benefit of $1,309)	—	—	—	—	(1,998)	(1,998)
Translation adjustments (net of tax benefit of $264)	—	—	—	—	(6,478)	(6,478)

Total comprehensive loss						(4,771)

Balance, July 31, 2009	12,808,734	$640	$70,704	$316,079	$10,096	$397,519

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended July 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$3,705	$23,486	$15,380
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(1,164)	5,836	(2,806)
Depreciation and amortization	17,964	15,620	14,565
Allowance for doubtful accounts and notes receivable	270	(29)	450
Gain on sale of other investments	(838)	(2,084)	(4,036)
Net gain on sale of AnaSky Limited (“AnaSky”), formerly known as SKY Computers, Inc., assets and property, plant, and equipment	(73)	(197)	(80)
Equity loss in unconsolidated affiliates	—	—	667
Restructuring and voluntary retirement charges	6,619	4,016	—
Asset impairment charges	—	—	9,705
Share-based compensation expense	3,968	3,384	1,713
Excess tax provision for (benefit from) share-based compensation	189	(366)	(477)
Net changes in operating assets and liabilities, net of acquired business (Note 18)	(13,912)	(1,856)	(860)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,728	47,810	34,221

INVESTING ACTIVITIES:
Investments in and advances to affiliated companies	(2)	17	16
Additions to property, plant, and equipment	(10,230)	(14,688)	(8,988)
Acquisition of business, net of cash acquired	(350)	(73,682)	—
Capitalized software development costs	(1,672)	(2,719)	(1,295)
Purchase of short-term held-to-maturity marketable securities	(220,945)	(131,223)	—
Maturities of short-term held-to-maturity marketable securities	193,037	118,693	—
Maturities of short-term available-for-sale marketable securities	—	2,000	3,800
Proceeds from the sale of other investments	838	2,084	4,236
Proceeds from the sale of AnaSky assets and property, plant, and equipment	829	468	644

NET CASH USED FOR INVESTING ACTIVITIES	(38,495)	(99,050)	(1,587)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, and non-employee director stock plan	210	2,598	5,111
Excess tax (provision for) benefit from share-based compensation	(189)	366	477
Purchase of common stock	(25,022)	—	(60,000)
Dividends paid to shareholders	(5,184)	(5,340)	(5,589)

NET CASH USED FOR FINANCING ACTIVITIES	(30,185)	(2,376)	(60,001)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,105)	983	1,505

NET DECREASE IN CASH AND CASH EQUIVALENTS	(54,057)	(52,633)	(25,862)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173,912	226,545	252,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,855	$173,912	$226,545

Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$8,892	$(9,362)	$(5,367)
Interest paid	—	1	86

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Summary of business operations and significant accounting policies:

Business operations:

Analogic Corporation ( the “Company”) was incorporated in the Commonwealth of Massachusetts in November 1967. The Company is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users in the healthcare and homeland security markets. The Company is recognized worldwide for advancing state-of-the-art technology in the areas of medical Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Digital Radiography, Specialized Ultrasound, and Automatic Explosives Detection Systems for airport security. The Company’s OEM customers incorporate its technology into systems they in-turn sell for various medical and security applications. The Company also sells its ultrasound products directly to specialized clinical end-user markets through its direct worldwide sales force under the business name B-K Medical ApS (“B-K Medical”).

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

(b) Inventories:

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycle, and changes in technology. A variety of methodologies are used to determine the amount of inventory write downs necessary for excess and obsolete inventory. The write downs are based upon the age of the inventory, lower of cost or market, along with other significant management judgments concerning future demands for the inventory. Once recorded, inventory valuation provisions are not subsequently reversed, unless the inventory is used or disposed of.

(c) Property, plant, and equipment:

Property, plant, and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Statements of Operations. Expenditures for maintenance and repairs are charged to expense when incurred while the costs of significant improvements, which extend the life of the underlying asset, are capitalized.

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

Property, plant, and equipment consisted of the following:

	July 31,
	2009	2008
Property, plant, and equipment:
Land and land improvements	$6,795	$7,096
Building and improvements	72,599	74,369
Leasehold and capital lease improvements	9,029	9,416
Manufacturing equipment	126,829	121,918
Furniture, fixtures, and computer equipment	55,897	56,156
Motor vehicles	1,987	1,983

	273,136	270,938
Less accumulated depreciation and amortization	(189,448)	(180,533)

	$83,688	$90,405

Total depreciation of property, plant, and equipment was $13,373, $12,209 and $11,766 for fiscal years 2009, 2008, and 2007, respectively. The Company did not capitalize any interest in fiscal years 2009, 2008, or 2007.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method. The Company generally estimates the progress towards completion on contracts with a fixed-fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs at completion of the project or on a milestone basis based on contractual terms, as appropriate. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately.

Deferred revenue is comprised of: (1) maintenance and other service revenues for which payment has been received and for which services have not yet been performed; and (2) revenues related to delivered components of a multiple-element arrangement for which VOE, or VSOE, of fair value is not available for components and services not yet delivered or accepted by the customer.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Technological feasibility is demonstrated by the completion of a detailed program design. Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense of software development expense was $809, $926, and $739 in fiscal years 2009, 2008, and 2007, respectively, and is included in product cost of sales. The unamortized balance of capitalized software was $5,037 and $4,422 at July 31, 2009 and 2008, respectively.

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

(i) Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. Cash and cash equivalents, primarily in short-term investments of certificates of deposit 100% insured by the Federal Depository Insurance Corporation (“FDIC”) at July 31, 2009 and government agency discounted notes at July 31, 2008, amounted to $119,855 and $173,912 at July 31, 2009 and 2008, respectively.

(j) Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. Cash and cash equivalents not required for working capital purposes are placed in short-term investments of government agency discounted notes or certificates of deposit that are 100% insured by the FDIC. The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations on its customers’ financial condition.

(k) Marketable securities:

The Company’s marketable securities are categorized as available-for-sale and held-to-maturity securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized marketable securities gains and losses are reflected as a net amount under the caption of “accumulated other comprehensive income” within the Statement of Stockholders’ Equity for available-for-sale securities. Realized gains and losses are recorded within the Statements of Operations under the caption “Other income (expense)”. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

(l) Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable; provisions for inventory to reflect net realizable value; estimates of percentage of completion of contracts; estimates of fair value for investments in privately held companies; intangible assets; valuation allowances against deferred tax assets; and accruals for product warranty, other liabilities, income taxes, and various estimates used in the calculation of share-based compensation. Actual results could differ from those estimates.

(m) Comprehensive income:

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of stockholders’ equity.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other comprehensive income consists of reported net income plus foreign currency translation gains and losses (net of taxes), changes in the unrealized value of marketable securities (net of taxes), and actuarial gains and losses on pension plan assets (net of taxes). As of July 31, 2009 and 2008, accumulated other comprehensive income in stockholders’ equity totaled $10,096 and $18,572, respectively.

(n) Share-Based Compensation:

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

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of the Company’s restricted stock awards based on the quoted market price of its Common Stock. For time or service based awards the Company recognizes the associated share-based compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on the vesting dates to reflect actual forfeitures. For performance-based awards, management evaluates the probability of meeting the performance criteria at each balance sheet date and related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

(o) Fair value of financial instruments:

The carrying amounts of cash equivalents and receivables approximate fair value due to their short-term nature. The fair values of marketable securities are estimated based on quoted market price for these securities.

(p) Impairment of long-lived assets:

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset.

(q) Segment information:

The Company operates primarily within two major markets: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for CT and MRI medical imaging

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

equipment; B-K Medical for ultrasound systems and probes in the urology, surgery, and radiology markets; and Digital Radiography Products, which consists primarily of state-of-the-art, direct conversion amorphous selenium-based, digital, flat-panel, x-ray detectors for diagnostic and interventional applications in mammography. Security Technology Products consists of advanced weapon and threat detection aviation security systems and subsystems.

(r) Translation of foreign currencies:

The assets and liabilities of the Company’s foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow), excluding long-term intercompany receivables, payables, and investments, are included in operations in the period in which they occur and are reflected in the results of operations under the caption (“Other, net”). The Company had foreign exchange losses totaling $828 in fiscal year 2009 and foreign exchange gains totaling $440 and $63 in fiscal years 2008 and 2007, respectively.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company performs annual reviews in its second quarter of each fiscal year for impairment of goodwill related to the acquisitions or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Goodwill may be considered to be impaired if the Company determines that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. Assessing the impairment of goodwill requires the Company to make assumptions and judgments regarding the fair value of the net assets of its reporting units. The Company estimates the fair value of its reporting units using a combination of valuation techniques, including discounted cash flows and cash earnings multiples, and compares the values to its estimated overall market capitalization.

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

•

FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, delays the effective date of SFAS No. 157 from fiscal year 2009 to fiscal year 2010 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its financial position and results of operations.

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

The Company adopted FSP No. FAS 157-1 and FSP No. FAS 157-3 in the first quarter of fiscal year 2009 concurrent with the adoption of SFAS No. 157. The adoption of SFAS No. 157, as amended, did not have an impact on the Company’s financial position, results of operations, or cash flows. See Note 8 for additional SFAS No. 157 disclosures.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be the Company’s fiscal year 2010. An entity may not apply it before that date. The provisions of SFAS No. 141(R) will only impact the Company if the Company is a party to a business combination after July 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was effective for the Company beginning on August 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on its financial position, results of operations, and cash flows.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP, with early application not permitted. The Company is currently evaluating the effect, if any, that the adoption of FSP No. EITF 03-6-1 will have on its financial position, results of operations, and cash flows.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. The objective of this standard is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This statement is effective for interim or annual financial periods ending after June 15, 2009. This statement became effective during fiscal year 2009 and did not have an impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—An Amendment of FASB Statement 140”. SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to eliminate the concept of a qualified special-purpose entity and related guidance, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 166 will have on its financial position, results of operations, and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation 46(R)”. SFAS No. 167 amends FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”, to require former qualified special-purpose entities to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 167 will have on its financial position, results of operations, and cash flows.

(v) Basis of presentation:

In the fourth quarter of 2009, the Company identified certain amounts totaling $1,072 recorded within “Effect of exchange rate changes on cash” in its unaudited condensed consolidated statements of cash flows for the first three quarters of fiscal year 2009 that should be classified within cash flow from operating activities and investing activities. The Company determined that this change in classification is not material to its consolidated financial statements and has corrected the classification in the fourth quarter of fiscal year 2009 to present the appropriate classification for fiscal year 2009. In future quarterly filings, the Company will adjust these amounts

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

related to prior periods to the current presentation, which will result in the following: (i) increases in “Net Cash Used For Operating Activities” and “Net Cash Used For Investing Activities” of $1,448 and $206, respectively, with a corresponding decrease in the “Effect Of Exchange Rate Changes On Cash” of $1,654, in the three months ended October 31, 2008; (ii) increases in “Net Cash Used For Operating Activities” and “Net Cash Used For Investing Activities” of $1,276 and $160, respectively, with a corresponding decrease in the “Effect Of Exchange Rate Changes On Cash” of $1,436, in the six months ended January 31, 2009; (iii) increases in “Net Cash Provided By Operating Activities” and “Net Cash Used For Investing Activities” of $935 and $137, respectively, with a corresponding decrease in the “Effect Of Exchange Rate Changes On Cash” of $1,072, in the nine months ended April 30, 2009.

2. Share-based payment:

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations for fiscal years 2009, 2008, and 2007:

	Year Ended July 31,
	2009	2008	2007
Cost of product sales	$272	$213	$157
Research and product development	887	884	561
Selling and marketing	504	131	162
General and administrative	2,305	2,156	833

Share-based compensation expense before tax	3,968	3,384	1,713
Income tax benefit	(1,231)	(646)	(530)

Net share-based compensation expense	$2,737	$2,738	$1,183

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s outstanding stock options granted during fiscal years 2009, 2008, and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2009, 2008, and 2007 as follows:

	Year Ended July 31,
	2009	2008	2007
Expected option term (1)	4.74 years	4.75 years	5.04 years
Expected volatility factor (2)	34%	31%	31%
Risk-free interest rate (3)	3.04%	4.71%	4.71%
Expected annual dividend yield	0.6%	0.6%	0.6%

(1)	The option life was determined by estimating the expected option life, using either historical data or the simplified method under SAB No. 107, “Share-Based Payment”.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s Common Stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

On January 28, 2008, the Company’s stockholders approved a new share-based director compensation plan for the non-employee members of the Company’s Board of Directors (the “Board”) named the “Analogic Corporation Non-Employee Director Stock Plan” (the “Director Plan”). During fiscal years 2009 and 2008, 2,800 and 1,104 shares, respectively, were granted under this plan.

The Director Plan provides for an Annual Share Retainer to be granted to each participant on each February 1. The Annual Share Retainer for calendar years 2009 and 2008 each had a value of $35. Each participant may elect to receive some or all of (i) his or her Annual Share Retainer for a given calendar year or (ii) his or her Annual Cash Retainer (which consists of the annual base cash compensation he or she receives for service on the Board and on any committees of the Board, and, if applicable, all other compensation received for service as Chairman of the Board and as a Committee Chairman) in the form of “Deferred Stock Units”, as elected by the participant no later than December 15 of the preceding calendar year. The value of the Deferred Stock Units credited to this account changes in relation to changes in the value of a share of the Company’s common stock. Additional Deferred Stock Units are credited to this account based on the value of dividend equivalents that are earned on Deferred Stock Units, and which will be equal to dividends that are paid on a corresponding number of shares of common stock. The payout of the deferred stock units value shall be made in a single cash payment within thirty days following a Director’s termination of service on the Board or sooner, if so elected by the Director. During fiscal year 2009, approximately $210 of Annual Share Retainers and $38 of Annual Cash Retainers were deferred into approximately 9,580 Deferred Stock Units at a weighted average price of $25.83 per share. Dividend equivalents on deferred stock units were deferred into approximately 99 Deferred Stock Units during fiscal year 2009. During fiscal year 2008, approximately $245 of Annual Share Retainers and $13 of Annual Cash Retainers were deferred into approximately 4,065 Deferred Stock Units at a weighted average price of $63.35 per share. Dividend equivalents on deferred stock units were deferred into approximately 13 Deferred Stock Units during fiscal year 2008.

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

Beginning in fiscal year 2008, the Committee began granting performance contingent restricted stock awards. From August 1, 2007 through July 31, 2009, the Committee granted 145,934 performance contingent restricted shares (“performance awards”) under the Company’s 2007 Restricted Stock Plan, of which 8,025 shares have been forfeited. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle, which is July 31, 2010 for the outstanding 93,245 shares granted in fiscal year 2008 and July 31, 2011 for the outstanding 44,664 shares granted in fiscal year 2009. The performance goal for the performance awards is based solely on the cumulative growth of an adjusted earnings per share metric. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to 200% of the target award, or up to 275,816 shares based upon the shares outstanding. The actual number of shares to be issued will also include the payment of dividends on the actual number of shares earned. The maximum compensation expense for the performance awards was $16,146 based on a weighted average grant date fair value of $58.55 per share. Compensation expense is being recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of each three-year performance cycle. As of July 31, 2009, the Company estimated that total awards covering 19,443 shares with a value of $1,143 were deemed probable of vesting out of awards totaling 137,909 outstanding shares. During fiscal years 2009 and 2008, compensation expense (income) of ($286) and $1,020, respectively, was recognized for the performance awards based on the amount of shares deemed probable of vesting.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The fair value of each option granted under the employee stock purchase plan was estimated on the expected grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2009	2008	2007
Expected option term	.5 years	.5 years	.5 years
Expected volatility factor	50%	33%	37%
Risk-free interest rate	2.08%	4.40%	5.19%
Expected annual dividend yield	1.3%	0.6%	0.7%

At July 31, 2009, 1,107,691 shares were reserved for grant under the above stock option, bonus and purchase plans.

The following table sets forth the stock option and restricted stock transactions for fiscal year 2009:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock		Performance-Based Unvested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2008	286,868	$51.47	4.29	$6,238	105,112	$55.71	98,072	$59.13
Granted	162,161	56.34			60,418	54.43	45,751	57.35
Exercised	(4,475)	44.27
Vesting of restricted stock	—	—			(40,107)	52.02	—	—
Cancelled (forfeited and expired)	(29,533)	45.93			(12,114)	62.43	(5,914)	58.88

Outstanding at July 31, 2009	415,021	53.84	4.55	$166,895	113,309	55.62	137,909	58.55
Options vested or expected to vest at July 31, 2009	379,304	53.42	4.42	145,179
Options exercisable at July 31, 2009	170,753	47.99	2.56	17,190

The weighted average fair value of stock options granted during fiscal years 2009, 2008, and 2007 was $18.14, $22.46, and $21.49 per share, respectively.

During fiscal years 2009, 2008, and 2007, the total intrinsic value of options exercised (i.e., the difference between the market price and the price paid by the employee to exercise the options) was $101, $1,750, and $2,890, respectively, and the total amount of cash received from the exercise of these options was $198, $2,660, and $5,133, respectively. The total fair value of restricted stock grants that vested during fiscal years 2009, 2008, and 2007 was $1,580, $1,774, and $2,109, respectively.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes information about stock options outstanding at July 31, 2009:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number of Shares	Weighted Average of Remaining Contract Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$27.07 - $41.32	94,605	3.93	$37.76	48,285	$39.98
41.34 - 52.20	103,060	2.01	47.18	96,810	47.33
52.73 - 61.47	24,200	6.09	58.36	6,259	59.15
62.56 - 62.56	117,156	5.78	62.56	814	62.56
64.70 - 75.35	76,000	6.39	68.04	18,585	67.82

$27.07 - $75.35	415,021	4.55	53.84	170,753	47.99

As of July 31, 2009, there was $7,134 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock bonus plans. That cost is expected to be recognized over a weighted-average period of 2.13 years. The Company amortizes share-based compensation on the straight-line method with the exception of performance contingent restricted stock.

The actual tax benefit realized for the tax deductions from option exercises totaled $25, $366, and $818 for fiscal years 2009, 2008, and 2007, respectively.

3. Business combination

On April 14, 2008, the Company acquired all of the outstanding capital stock of Copley Controls Corporation (“Copley”). Copley is a supplier of gradient amplifiers for MRI and precision motion control systems used in computer-controlled automation systems. This acquisition has enabled the Company to expand its product offerings to its OEM customers, enhance its position as a provider of medical subsystems for MRI scanners, and provide additional opportunities in the high-technology automation market.

The purchase price, net of cash acquired, was $74,032, which consisted of $76,875 of cash paid upon closing, $734 of transaction costs, which primarily consisted of fees incurred by the Company for financial advisory, legal, and accounting services, $1,066 for working capital adjustment payments, of which the entire amount was paid prior to July 31, 2008, and $350 due to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes, net of cash acquired of $4,993. The total amount paid through July 31 2009, net of cash acquired, was $74,032.

The Company’s consolidated financial statements include the results of Copley from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following represents the purchase price allocation:

Current assets		$36,152
Property, plant, and equipment		3,912
Goodwill		2,043
Intangible assets:
Developed technology (weighted-average useful life of 11 years)	11,771
Customer relationships (weighted-average useful life of 14 years)	25,200
Tradename (indefinite life)	7,607
Backlog (estimated useful life of 0.5 years)	2,063

Total intangible assets		46,641
Current liabilities		(9,723)

Total purchase price		$79,025

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

In connection with the acquisition of Copley, the Company commenced integration activities which have resulted in recognizing $1,276 in liabilities for personnel-related costs and $150 for idle facility space. The Company paid $1,025 of the liabilities associated with the personnel-related costs through July 31, 2009 and reduced goodwill by the remaining $375 that will not be paid.

The following pro forma (unaudited) information gives effect to the acquisition of Copley as if the acquisition occurred at the beginning of each period for which pro forma results have been shown. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	Year Ended July 31,
	2008	2007
Net revenue	$471,204	$422,358
Net income	21,977	14,949
Net income per share, basic	1.67	1.08
Net income per share, diluted	1.65	1.07

The pro forma results for each of fiscal years 2008 and 2007 include $3,661 of expenses related to the amortization of the backlog intangible asset and inventory fair value adjustment from the purchase accounting. The backlog and inventory valuation adjustment were completely amortized over 6 and 3 months, respectively, from the date of acquisition.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Restructuring and voluntary retirement charges:

In the second quarter of fiscal year 2009, the Company reduced its workforce by 145 employees worldwide and recorded a restructuring charge of $3,488 for severance and personnel related costs. Included in the second quarter restructuring were 29 employees from Copley. The severance and personnel related costs for the Copley employees of $323 was accrued for in fiscal year 2008 in connection with the acquisition.

In the fourth quarter of fiscal year 2009, the Company recorded a restructuring charge of $3,131. The restructuring charge included $2,073 in severance and personnel related costs for the reduction of its workforce by 85 employees worldwide and $1,058 for facility exit costs, due primarily to the Company vacating 50% of its office facility in Canton, MA on July 31, 2009 as a result of moving certain operations to its Peabody, MA facility. The facility exit costs consist primarily of ongoing lease payments less estimated sublease income for the vacated portion of the Canton lease over the remainder of the lease term, which ends in 2011.

In the fourth quarter of fiscal year 2008, the Company recorded restructuring and voluntary retirement charges of $4,016. These costs included $3,419 of severance and personnel related costs for 52 employees who participated in Company’s U.S. voluntary retirement program that was substantially completed by September 30, 2008. Also included was a restructuring charge of $597 for the severance and personnel related costs of 32 employees in various departments of the organization who were terminated.

The following table summarizes accrued voluntary retirement and other restructuring costs activity from July 31, 2007 through July 31, 2009:

	Involuntary Employee Severance	Facility Exit Costs	Voluntary Retirement Program	Copley Acquisition	Total
Balance at July 31, 2007	$—	$—	$—	$—	$—
Restructuring charge	597	—	—	—	597
Copley acquisition restructuring accrual	—	—	—	1,426	1,426
Voluntary retirement costs	—	—	3,419	—	3,419
Cash payments	(288)	—	(24)	(50)	(362)

Balance at July 31, 2008	309	—	3,395	1,376	5,080
Restructuring charge	5,561	1,058	—	—	6,619
Cash payments	(3,171)	—	(3,395)	(975)	(7,541)
Reversal through goodwill	—	—	—	(375)	(375)
Foreign exchange	29	—	—	—	29

Balance at July 31, 2009	$2,728	$1,058	$—	$26	$3,812

The $1,426 Copley acquisition restructuring accrual was included in the Copley purchase price allocation and was not included in operating expenses in the Company’s Consolidated Statements of Operations under the caption “Restructuring and voluntary retirement charges”.

The cash expenditures subsequent to July 31, 2009 for approximately $2,728 in employee severance will be paid within the next 12 months.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Asset impairment charges:

As a result of continuing losses in its digital radiography systems business and the related business outlook, the Company evaluated the net realizability of all of the assets related to this business at October 31, 2006. As a result, the Company recorded an asset impairment charge of $9,705 in fiscal year 2007 associated with the write down of the Company’s digital radiography systems business assets to their estimated fair values as a group based upon the present value of estimated future cash flows of the business. Of the $9,705 in asset impairment charges, $8,625 was recorded to cost of sales and $1,080 was recorded to operating expenses. Amounts recorded to cost of sales included $4,144 related to inventory, $4,191 related to a software license, and $290 related to other assets. Amounts recorded to operating expenses included $696 related to capitalized software under development at the time and $384 related to other assets.

6. Net income per share:

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

The following table sets forth the computation of basic and diluted net income per share for fiscal years 2009, 2008, and 2007:

	(In thousands, except per share data)
	Year Ended July, 31
	2009	2008	2007
Net income	$3,705	$23,486	$15,380

Weighted average number of common shares outstanding-basic	12,835	13,180	13,814
Effect of dilutive securities:
Stock options and restricted stock	97	110	132

Weighted average number of common shares outstanding-diluted	12,932	13,290	13,946

Net income per share:
Basic	$0.29	$1.78	$1.11

Diluted	$0.29	$1.77	$1.10

Anti-dilutive shares related to outstanding stock options	432	77	67

Anti-dilutive shares related to outstanding stock options may become dilutive in future years.

7. Risks and uncertainties:

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Customers

The Company had three customers, as set forth in the table below, who accounted for 10% or more of the net product and engineering revenue during fiscal years 2009, 2008, and 2007.

	Year Ended July 31,
	2009	2008	2007
Koninklijke Philips Electronics N.V. (“Philips”)	15%	*	*
Toshiba Corporation (“Toshiba”)	14%	17%	18%
L-3 Communications Corporation (“L-3”)	11%	11%	11%

Note (*):  Total net product and engineering revenue was less than 10% in this fiscal year.

Philips’s product and engineering revenues are in the Medical Imaging Products segment, Toshiba’s product and engineering revenues are in the Medical Imaging Products and Digital Radiography Products segments, and L-3’s product and engineering revenues are in the Security Technology Products segment.

The Company’s ten largest customers as a group accounted for 67%, 67%, and 68% of the Company’s net product and engineering revenue for fiscal years 2009, 2008, and 2007, respectively. Two customers, L-3 and Philips, also accounted for 13% and 12%, respectively, of net accounts receivable at July 31, 2009. There were no customers that accounted for 10% or more of the Company’s net accounts receivable at July 31, 2008.

Although the Company is seeking to broaden its customer base, the Company will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that operating results would be adversely affected if one or more major customers were to cancel, delay, or reduce significant orders in the future. Customer agreements typically permit the customer to discontinue future purchases after timely notice. In addition, the Company generates significant accounts receivable in connection with the products it sells and the services it provides to its major customers. Although its major customers are large well established corporations, if one or more of its customers were to become insolvent or otherwise be unable to pay for the Company’s products and services, the Company’s operating results and financial condition could be adversely affected.

Suppliers of Raw Materials and Components

The Company orders raw materials and components to complete its customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers. Although the Company works with its customers and suppliers to minimize the impact of shortages in raw materials and components, the Company sometimes experiences short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronics components. If a significant shortage of raw materials or components were to occur, the Company might have to delay shipments or pay premium pricing, which could adversely affect its operating results. In some cases, supply shortages of particular components could substantially curtail the Company’s production of products using these components. The Company is not always able to pass on price increases to its customers. Accordingly, some raw material and component price increases could adversely affect the Company’s operating results. The Company also depend on a small number of suppliers to provide many of the other raw materials and components that the Company uses in our business. Some of these suppliers are affiliated with customers or competitors, and others are small companies. If the Company were unable to continue to purchase these raw materials and components from its suppliers, the Company’s operating results could be adversely affected. Because many of the Company’s costs are fixed, its margins depend on the volume of output at its facilities, and a reduction in volume could adversely affect the Company’s margins.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

United States or Foreign Regulatory Clearances and Approvals

The Company’s products are used by a number of its customers in the production of medical devices that are subject to a high level of regulatory oversight. A delay in obtaining or inability to obtain any necessary United States or foreign regulatory clearances or approvals for products could have a material adverse effect on its business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, might be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance from the Food and Drug Administration (“FDA”). Medical devices sold in the United States must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacture, packing, storage, and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. Each state may also regulate the manufacture, sale, and use of medical devices. Medical devices are also subject to approval and regulation by foreign regulatory and safety agencies.

8. Marketable securities and fair value:

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

The Company’s cash equivalents and marketable securities are comprised primarily of certificates of deposit and U.S. government and agency discount notes.

The Company did not have any financial or non-financial assets or liabilities measured at fair value under SFAS No. 157 at July 31, 2009 or 2008.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Marketable securities are categorized as held-to-maturity securities and summarized as follows:

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
July 31, 2009
Held-to-Maturity Securities
Certificates of deposit	$40,438	$—	$—	$40,438

July 31, 2008
Held-to-Maturity Securities
U.S. government and agency discount notes	$12,530	$—	$—	$12,530

All investments held at July 31, 2009 are due within one year and 100% insured by the FDIC.

There are no realized gains or losses on marketable securities, as the Company has not sold any marketable securities during the periods presented and cost has approximated fair value at the maturity dates.

9. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,
	2009	2008
Inventories:
Raw materials	$49,828	$43,689
Work-in-process	13,194	16,893
Finished goods	15,989	18,615

	$79,011	$79,197

Accrued liabilities:
Accrued employee compensation and benefits	$12,076	$17,413
Accrued restructuring and voluntary retirement charges	3,812	5,080
Accrued warranty	6,456	5,403
Other	8,524	6,656

	$30,868	$34,552

Advance payments and deferred revenue:
Deferred revenue	$5,647	$8,569
Customer deposits	1,572	2,216

	$7,219	$10,785

10. Goodwill and other intangible assets:

The carrying amount of the goodwill at July 31, 2009 and 2008 of $2,043 and $3,534 is from the acquisition of Copley, which was completed on April 14, 2008. The decrease in goodwill of $1,491 from July 31, 2008 to July 31, 2009 was due primarily to an adjustment to the purchase price of $650 for the amount initially accrued but not subsequently paid to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes. Also contributing to the decrease were adjustments recorded in fiscal year 2009 to deferred taxes of $466 in the purchase price allocation and to reduce accrued liabilities in the purchase price allocation for unpaid severance and related costs of $375.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and a trade name. The estimated useful lives for all of these intangible assets, excluding the tradename as it is considered to have an indefinite life, are 0.5 to 14 years.

Intangible assets at July 31, 2009 and 2008 consisted of the following:

	July 31, 2009			July 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$11,771	$1,450	$10,321	$11,771	$322	$11,449
Customer relationships	25,200	2,336	22,864	25,200	529	24,671
Tradename	7,607	—	7,607	7,607	—	7,607
Backlog	2,063	2,063	—	2,063	1,216	847

Total	$46,641	$5,849	$40,792	$46,641	$2,067	$44,574

Amortization expense related to acquired intangible assets was $3,782, $2,441, and $1,662 for fiscal years 2009, 2008, and 2007, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2010	$2,931
2011	2,931
2012	2,931
2013	2,931
2014	2,931

$14,655

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and indefinite lived intangible assets be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by the Company in connection with the acquisition of Copley on April 14, 2008. The tradename represents the value allocated to the Copley tradename in connection with the acquisition of Copley. The goodwill and Copley tradename are part of the OEM reporting unit (the “Reporting Unit”), both of which the Company tests for impairment during the second quarter of each fiscal year.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

11. Investments in and advances to affiliated companies:

SAHCO

On January 30, 2008, the Company entered into a shares purchase agreement (the “Shares Purchase Agreement”) with Chonqing Anke Medical Equipment Co. (“CA”) pursuant to which the Company agreed to sell to CA 20% of its existing 45% equity interest in Shenzhen Anke High Tech Co., Ltd (“SAHCO”) for aggregate cash consideration of US $2,000. Upon conclusion of the transaction in July 2008, Analogic held a 25% equity interest in SAHCO. The Company recognized a $2,000 gain on investment in fiscal year 2008 when it was received in July 2008.

Prior to fiscal year 2008, the Company determined that $275 in receivables due from SAHCO were not probable of being collected and as a result recorded bad debt expense of $275. In December 2007, the Company collected approximately $132 of the original receivable due from SAHCO and reduced the bad debt allowance by $132 during fiscal year 2008. On January 30, 2008, in conjunction with the Shares Purchase Agreement, the Company and CA entered into a debt repayment agreement for the remaining outstanding receivable of $143 and an additional $500 due under a license agreement that the Company had not recorded as revenue in a prior period due to the uncertainty of it being collected. The $643 was received by the Company in February 2008 and the Company recorded a reduction to the bad debt allowance of $143 and revenue of $500 fiscal year 2008.

The carrying value of the Company’s investment in SAHCO was $0 at July 31, 2009 and 2008.

PhotoDetection Systems, Inc. (“PDS”)

PDS is a privately held company that develops proprietary detection systems for high-performance Positron Emission Tomography (“PET”). PET scanning is a tool in the diagnosis and management of cancer, specifically for detecting early-stage tumors and determining tissue characteristics before and after treatment.

During fiscal year 2008, the Company’s equity interest in PDS declined to 26% at July 31, 2008 due to a capital restructuring in fiscal year 2008. Pursuant to the capital restructuring in fiscal year 2008, the Company surrendered shares of PDS Series B Convertible Participating Preferred Stock held by the Company, converted the remainder of the PDS Series B Convertible Participating Preferred Stock held by the Company into PDS

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

common stock, and converted $4,483 in outstanding notes into PDS common stock. Certain contractual arrangements, pursuant to which the Company would have had in certain circumstances the right, or could have been required, to purchase the outstanding equity of PDS, were terminated. PDS and the Company also entered into a Marketing Support Agreement and a general release of claims. During fiscal year 2009, an infusion of additional capital by a third party stockholder in PDS reduced the Company’s equity interest to approximately 20%. In August 2009, PDS ceased operations and began to wind down its business.

The Company’s investment in PDS is accounted for under the equity method and the carrying value was $0 at July 31, 2009 and 2008.

Bio-Imaging Research, Inc. (“BIR”)

On May 23, 2007, BIR, of which the Company had approximately a 17% ownership interest, declared a dividend, of which $1,429 was paid to the Company on May 24, 2007. This investment was being accounted for under the cost method and as of April 30, 2007 the book value was $200. On May 24, 2007, the Company sold its entire ownership interest in BIR for approximately $3,714, of which $2,807 was paid in cash upon closing and the remaining $907 was held in escrow for a period of two years from the date of closing as security for any indemnification claims. The Company recorded income before taxes on the sale and related dividend income of approximately $4,036 during the fourth quarter of fiscal year 2007 based on the cash received. The escrowed balance, less any amounts used to satisfy indemnification claims, has been recognized as income as the cash is received. On September 4, 2007, the Company received $84 of the $907 held in escrow, which was recorded as a gain on sale of other investments in fiscal year 2008. In fiscal year 2009, the Company received $838 of funds held in escrow, which included $15 of interest and was recorded as a gain on sale of other investments.

12. Commitments, guarantees, and contingencies:

In August 2009, the Company reached a settlement with a former distributor of Medical Imaging Products, CAS Medical Systems, Inc. (“CAS”), in which the Company agreed to pay CAS the sum of $811 in full satisfaction of all matters in dispute. The $811 was recorded in general and administrative expenses in fiscal year 2009. The Company and CAS have negotiated an orderly conclusion to the their contractual relationship by allowing CAS to continue distributing products until July 31, 2010. In connection with the settlement agreement, the Company also incurred $534 of related charges in fiscal year 2009.

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

The Company’s standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2009.

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

The following table presents the Company’s product warranty liability for the years then ended:

	July 31,
	2009	2008
Balance at the beginning of the period	$5,403	$5,241
Accrual	4,202	4,258
Acquired in acquisition of Copley	—	1,468
Settlements made in cash or in kind during the period	(3,149)	(5,564)

Balance at the end of the period	$6,456	$5,403

The Company currently has approximately $22,474 in revolving credit facilities with banks available for direct borrowings. The Company’s revolving credit facility agreements contains a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant at July 31, 2009 with a tangible net worth of approximately $350,000. As of July 31, 2009, there were no direct borrowings or off-balance sheet arrangements.

13. Leases and other commitments:

Certain of the Company’s subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with the Company’s operating leases was approximately $3,539, $2,205, and $1,625 in fiscal years 2009, 2008 and 2007, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 2009:

Operating Leases
Fiscal Year
2010	$3,010
2011	2,126
2012	833
2013	612
2014	562
Thereafter	3,144

$10,287

At July 31, 2009, the Company had outstanding non-cancelable purchase orders aggregating to $45,155. The purchase orders are for manufacturing and non-manufacturing related goods and services.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14. Other income (expense):

Other income (expense) consists primarily of interest income on short- and long-term marketable securities, gain or (loss) attributable to investments on unconsolidated affiliates, which the Company accounts for under the cost or equity method, and foreign exchange gains (losses).

The Company recorded a gain on sale of other investments in fiscal year 2008 of $2,000 from the sale of 20% of its 45% equity interest in SAHCO (for a remaining interest of 25%). The Company recorded income before taxes on the sale of its investment in BIR and related dividend income of approximately $838, $84, and $4,036 during fiscal years 2009, 2008, and 2007, respectively, based on the cash received. See Note 12 for further discussion of these transactions.

The Company had foreign exchange losses totaling $828 in fiscal year 2009 and foreign exchange gains totaling $440 and $63 in fiscal years 2008 and 2007, respectively.

15. Retirement Plans:

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

Beginning in fiscal year 2003, the Company decided to contribute 5% of its net income, as defined by the Plan, to the Plan. For fiscal years 2008 and 2007, the Company decided to contribute to the Plan, the greater of 5% of its net income, as defined by the Plan, or $1,200. The Company, after further review of the Plan and with Board approval, made the decision to increase the contribution for fiscal year 2007 from $1,200 to $1,471. Beginning in fiscal year 2009, the Company began matching employee contributions up to 4% of eligible compensation. The Company’s contributions to the Plan totaled $2,792, $1,285, and $1,471, in fiscal years 2009, 2008, and 2007, respectively.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

During fiscal year 2009, the balance in accumulated other comprehensive income decreased by $1,998, net of tax benefit of $1,309, due to actuarial losses. During fiscal year 2008, the balance in accumulated other comprehensive income increased by $271, net of tax provision of $178, due to actuarial gains.

Anrad Plan Participants

The number of participants was as follows at July 31, 2009:

Active employees	115
Vested former employees	7
Retirees and beneficiaries	2

Total	124

The estimated net prior service cost, net transition asset, and net actuarial loss for the Anrad Plan that are expected to be amortized from stockholders’ equity into pension cost in fiscal year 2010 are $9, $25, and $169, respectively. Comparable amortized amounts of net prior service cost, net transition asset, and net actuarial loss in fiscal year 2009 were $8, $23, and $0, respectively.

Net Periodic Benefit Cost

	July 31,
	2009	2008	2007
Service cost	$547	$804	$722
Interest cost	275	310	277
Expected return on plan assets	(355)	(370)	(245)
Amortization of transition asset obligations	(23)	(26)	(24)
Amortization of prior service costs	8	10	9
Amortization of net actuarial loss recognized	—	(16)	59

Total cost	$452	$712	$798

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Actuarial Assumptions

Actuarial assumptions for the Anrad Plan are described below. The discount rates at July 31 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year.

	July 31,
	2009	2008	2007
Discount rate	5.50%	6.50%	5.75%
Expected return on assets	6.50%	6.50%	6.50%
Salary increase	4.00%	4.00%	3.75%

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

Funding Policy

The funding policy for the Anrad Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. During fiscal years 2009, 2008, and 2007, the Company made contributions to the Anrad Plan of $1,156, $1,275, and $1,531, respectively, and made payments for benefits and administrative expenses of $363, $449, and $687, respectively. In fiscal year 2010, the Company expects to make contributions and payments for benefits and administrative expenses of $1,194 and $213, respectively.

Benefit Obligations

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (“ABO” and “PBO”, respectively) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Projected Benefit Obligation

	2009	2008
Balance at August 1	$4,219	$4,385
Current service cost	547	804
Foreign currency exchange loss	22	188
Interest cost	275	310
Net actuarial (gain) loss	2,250	(1,050)
Plan participant contributions	34	—
Benefit payments	(337)	(418)

Balance at July 31	$7,010	$4,219

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accumulated Benefit Obligation

ABO balances for the Anrad Plan were $4,510 and $2,438 at July 31, 2009 and 2008, respectively.

Fair Value of Plan Assets

	2009	2008
Balance at August 1	$5,680	$4,832
Actual return on plan assets	(439)	(195)
Employer contributions	1,156	1,275
Plan participant contributions	34	—
Benefits paid	(337)	(419)
Foreign currency exchange gain	(248)	187

Balance at July 31	$5,846	$5,680

Plan Asset Allocation

The Anrad Plan assets are held in trust, as follows:

	July 31, 2009		July 31, 2008
	Target allocation	Actual allocation	Actual allocation
Equity securities	65.0%	63.4%	64.0%
Debt securities	35.0%	36.6%	36.0%

Total	100.0%	100.0%	100.0%

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

Estimated Future Benefit Payments

Estimated future benefit payments under the Anrad Plan are as follows:

2010	2011	2012	2013	2014	2015-19
$175	$187	$203	$216	$225	$1,552

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Prepaid Pension Asset

The Company’s recorded assets and (liabilities) for the Anrad Plan were as follows:

	July 31,
	2009	2008
Prepaid pension asset	$2,303	$1,621
Accumulated other comprehensive income	(3,467)	(160)

Net amount recognized on the balance sheet	$(1,164)	$1,461

16. Income taxes:

The components of the provision (benefit) for income taxes on operations are as follows:

	July 31,
	2009	2008	2007
Current income taxes (benefit):
Federal	$(3,770)	$5,255	$5,534
State	(54)	21	580
Foreign	73	447	178

	(3,751)	5,723	6,292

Deferred income taxes (benefit):
Federal	1,961	5,024	(2,818)
State	309	134	(58)
Foreign	(3,434)	678	(121)

	(1,164)	5,836	(2,997)

	$(4,915)	$11,559	$3,295

Income (loss) before income taxes from domestic and foreign operations is as follows:

	July 31,
	2009	2008	2007
Domestic	$(2,664)	$32,272	$20,691
Foreign	1,454	2,773	(2,016)

	$(1,210)	$35,045	$18,675

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the deferred tax assets and liabilities are as follows:

July 31, 2009	Deferred Tax Assets	Deferred Tax Liabilities
Deferred revenue	$494	$—
Intangibles	2,637	2
Depreciation	196	3,852
Bad debt	194	—
Capitalized interest and other costs	369	126
Inventory	1,689	—
Warranty	1,959	—
Benefit plans	2,765	—
Indemnification accruals	132	—
Unrealized gain/loss	5,001	1,359
Capitalized software, net	—	541
State net operating loss	92	—
Foreign tax credit carryforwards	7	—
Foreign net operating loss	3,372	—
State tax credit carryforwards	4,109	—
Comprehensive income	864	—
Miscellaneous	1,002	211

	24,882	6,091
Valuation allowance	(4,109)	—

	$20,773	$6,091

July 31, 2008	Deferred Tax Assets	Deferred Tax Liabilities
Deferred revenue	$1,127	$—
Intangibles	3,742	364
Depreciation	—	2,061
Bad debt	137	—
Capitalized interest and other costs	243	140
Inventory	4,295	32
Warranty	1,851	—
Benefit plans	2,499	—
Indemnification accruals	133	—
Unrealized gain/loss	2,921	1,850
Capitalized software, net	—	1,158
State net operating loss	—	—
Foreign tax credit carryforwards	303	—
Foreign net operating loss	1,928	—
State tax credit carryforwards	2,826	—
Comprehensive income	—	851
Miscellaneous	941	40

	22,946	6,496
Valuation allowance	(4,647)	—

	$18,299	$6,496

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,
	2009	2008	2007
U.S. Federal statutory tax rate	-35%	35%	35%
State income taxes, net of federal tax benefit	-74%	-1%	0%
Incentive stock options net of disqualified dispositions	18%	1%	1%
Domestic production benefit	-6%	-1%	-1%
Gain (loss) on investment	0%	0%	-4%
General business credit	-216%	-1%	-5%
Valuation allowance	-108%	1%	3%
Effect of international operations	-9%	-3%	-6%
Increase (decrease) in tax reserves	3%	3%	-1%
Nondeductable meals and entertainment	4%	0%	0%
Lobbying expense	17%	0%	0%
Other items, net	0%	-1%	-4%

Effective tax rate	-406%	-33%	18%

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

As of July 31, 2009, the Company had net operating loss carryforwards in Belgium, Germany and Denmark of approximately $4,608, $254 and $6,734, respectively, which have no expiration date. As of July 31, 2009, the Company also had state tax credit carryforwards of $6,321, which will expire in 2024.

Management has determined that it is more likely than not that the Company will not recognize the benefit of certain foreign losses, state losses, and tax credits and, as a result, valuation allowances have been established at July 31, 2009 and July 31, 2008. The change in the valuation allowance in fiscal year 2009 is primarily the result of the reversal of the valuation allowance in Belgium of $1,820, and the addition of state tax credits where use cannot be assured.

The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, at the beginning of fiscal year 2008. FIN No. 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns. As a result of the implementation of FIN No. 48, the Company recognized a net increase of $2,239 to the August 1, 2007 retained earnings balance, which consisted of a non-current other asset and accrued income taxes of $3,806 and $1,567, respectively. At the adoption date of August 1, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $17,359. The unrecognized tax benefits have decreased to $12,877 at July 31, 2009 and, if recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $12,877 would reduce the Company’s effective tax rate. During fiscal year 2009, the Company received IRS refunds of $8,143, which included $1,262

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

of interest, for the carryback of a loss and research and development credits from fiscal year 2004 and from additional research and development tax credits and timing items claimed on amended income tax returns for fiscal years 2001 through 2006. The Company had recognized $2,701 of these refunds and related interest within stockholders’ equity upon the adoption of FIN No. 48. The impact of these refunds and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,356 was recorded as a tax benefit in fiscal year 2009.

The following table summarizes the changes in the Company’s unrecognized income tax benefits for fiscal years 2009 and 2008:

	2009	2008
Balance as of beginning of fiscal year	$18,296	$17,359
Increases based on tax positions related to current year	1,016	798
Increases for tax positions of prior years	503	167
Decreases for tax positions of prior years	(544)	(47)
Decreases due to settlements with taxing authorities	(5,560)	—
Decreases due to lapse of the applicable statute of limitations	(762)	(68)
Adjustment due to foreign exchange rate	(72)	87

Balance as of end of fiscal year	$12,877	$18,296

Net interest as of end of fiscal year	$1,341	$1,460

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters through fiscal year 2002 and for fiscal year 2005. In the next four fiscal quarters, the statute of limitations may close on the 2003, 2004, and 2006 federal and state income tax returns and on the fiscal years 2004 and 2005 tax returns filed in various foreign jurisdictions. It is reasonably expected that net unrecognized benefits of $2,174 from these jurisdictions may be recognized within the next four quarters. During fiscal year 2009, the Company reversed $920 of tax reserves due to the expiration of statutes of limitations, which were partially offset by additional provisions for agreed federal and state adjustments and typical taxes owed related to the Company’s operations in that period.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At the date of adoption of FIN No. 48 on August 1, 2007 and at July 31, 2009, the Company had approximately $1,025 and $1,341, respectively, accrued for interest on unrecognized tax benefits.

Refundable and deferred income taxes at July 31, 2009 consisted of deferred tax assets of $6,748 and refundable income tax assets of $4,383. Refundable and deferred income taxes at July 31, 2008 consisted of deferred tax assets of $6,742 and refundable income tax assets of $10,687. The refundable income tax assets include expected federal and state refunds that are expected to be received within the next twelve months. Non-current other assets included a receivable of $1,105 at July 31, 2008, for state tax refunds received in fiscal year 2009 for R&D credit claims.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17. Quarterly results of operations (unaudited):

The following is a summary of unaudited quarterly results of operations for fiscal years 2009 and 2008:

	For the Quarters Ended
	October 31, 2007	January 31, 2008	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009	July 31, 2009
Net revenue	$94,201	$99,400	$102,768	$117,140	$101,552	$102,715	$93,593	$98,289
Gross margin	34,817	37,340	38,332	40,609	31,295	32,903	30,961	30,037

Net income (loss) (A)	$6,388	$7,147	$6,679	$3,272	$320	$1,419	$2,251	$(285)

Net income (loss) per share:
Basic	$0.49	$0.54	$0.51	$0.24	$0.02	$0.11	$0.18	$(0.02)
Diluted	$0.48	$0.54	$0.50	$0.25	$0.02	$0.11	$0.18	$(0.02)
Shares used in computing net income (loss) per share:
Basic	13,089	13,174	13,222	13,234	13,240	12,829	12,619	12,665
Diluted	13,216	13,271	13,318	13,352	13,356	12,876	12,691	12,665

(A)	The Company recorded restructuring and voluntary retirement charges of $4,016, $3,488, and $3,131 in the quarters ended July 31, 2008, January 31, 2009, and July 31, 2009, respectively. The Company also recorded $811 in general and administrative expenses for a settlement of a dispute with a customer in the quarter ended July 31, 2009.

Also, the Company recorded gains on the sale of other investments as follows:

•	$84, and $838 for the quarters ended October 31, 2007 and July 31, 2009, respectively, related to the Company’s sale of its equity interest in BIR.

•	$2,000 for the quarter ended July 31, 2008 related to the sale of 20% of the Company’s 45% equity interest in SAHCO (for a remaining interest of 25%).

Lastly, the Company recorded tax benefits as follows:

•	$1,232 for the quarter ended January 31, 2009 related to the IRS refund and related interest of $6,459 received in December 2008.

•	$856 for the quarter ended April 30, 2009 for the reversal of tax reserves due to the expiration of statutes of limitations.

•

$1,820 for the quarter ended July 31, 2009 for the reversal of a valuation allowance on Belgium net operating loss carryforwards that management has determined are more likely than not to be recognized.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Year Ended July 31,
	2009	2008	2007
Accounts and notes receivable	$198	$7,798	$(6,042)
Inventories	(800)	(5,391)	(1,532)
Refundable income taxes	5,557	(2,202)	—
Other assets	(418)	433	(1,435)
Accounts payable, trade	(4,648)	203	3,974
Accrued liabilities	(10,367)	(1,972)	1,135
Other liabilities	569	—	—
Advance payments and deferred revenue	(3,662)	(1,556)	2,543
Accrued income taxes	(341)	831	497

Net changes in operating assets and liabilities	$(13,912)	$(1,856)	$(860)

Supplemental disclosure of non-cash investing activities:

In connection with the acquisition of Copley, the Company estimated at July 31, 2008 that it would pay up to $1,000 to the former stockholders of Copley to reimburse them for the additional tax costs of making an election to treat the acquisition as an asset sale for tax purposes. The final amount that was actually paid to the former stockholders of Copley for the additional tax costs in the third quarter of fiscal year 2009 was $350.

19. Segment and geographic information:

The Company operates primarily within two major markets: Medical Technology Products and Security Technology Products. Medical Technology Products consists of three reporting segments: Medical Imaging Products, which consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment; B-K Medical for ultrasound systems and probes in the urology, surgery, and radiology markets; and Digital Radiography Products, which consists primarily of state-of-the-art, direct conversion amorphous selenium-based, digital, flat-panel, x-ray detectors for diagnostic and interventional applications in mammography. Security Technology Products consists of advanced weapon and threat detection aviation security systems and subsystems. Our Corporate and Other segment represents our hotel business and general corporate income and expenses. The Company’s Corporate and Other segment represents the Company’s hotel business and general corporate income and expenses.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below presents information about the Company’s reportable segments:

	Year Ended July 31,
	2009	2008	2007
Net Revenue:
Medical technology products from external customers:
Medical imaging products(A)	$222,245	$231,680	$190,670
Digital radiography products	32,960	28,120	18,089
B-K Medical	82,599	92,968	80,790

Total Medical Technology Products	337,804	352,768	289,549
Security technology products from external customers	49,056	49,827	40,554
Corporate and other	9,289	10,914	10,679

Total	$396,149	$413,509	$340,782

Income (loss) before income taxes
Medical technology products:
Medical imaging products(B)	$(8,723)	$20,865	$25,489
Digital radiography products(C)	3,359	(5,206)	(26,301)
B-K Medical(D)	(1,898)	6,008	4,966

Total Medical Technology Products	(7,262)	21,667	4,154
Security technology products(E)	5,334	4,953	(3,784)
Corporate and other(F)	718	8,425	18,305

Total	$(1,210)	$35,045	$18,675

	July 31,
	2009	2008
Identifiable assets:
Medical imaging products(G)	$134,202	$146,854
Digital radiography products	28,562	35,122
B-K Medical	92,551	101,455
Security technology products	11,849	13,011
Corporate and other(H)	196,950	214,723

Total	$464,114	$511,165

(A)	Includes Copley net revenue of $62,490 and $18,300 for fiscal years 2009 and 2008, respectively. The Copley revenue for fiscal year 2008 only includes the period of April 14, 2008 through July 31, 2008, as Copley was acquired on April 14, 2008.
(B)	Includes restructuring and voluntary retirement charges of $4,581 and $811 for settlement of a dispute with a customer in fiscal year 2009. Includes restructuring and voluntary retirement charges of $3,624 for fiscal year 2008.
Includes Copley loss before income taxes of $799 and $2,328 for fiscal years 2009 and 2008, respectively. The Copley income before taxes for fiscal year 2008 only includes the period of April 14, 2008 through July 31, 2008, as Copley was acquired on April 14, 2008.
(C)	Includes restructuring and voluntary retirement charges of $21 for fiscal year 2009. Includes restructuring and voluntary retirement charges of $46 for fiscal year 2008. Includes asset impairment charges of $9,705 related to the Company’s digital radiography systems business for fiscal year 2007.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(D)	Includes restructuring and voluntary retirement charges of $1,591 for fiscal year 2009. Includes restructuring and voluntary retirement charges of $77 for fiscal year 2008.
(E)	Includes restructuring and voluntary retirement charges of $426 for fiscal year 2009. Includes restructuring and voluntary retirement charges of $269 for fiscal year 2008.
(F)	Includes the gains on the sales of interests in BIR of $838 as well as interest income of $2,589 in fiscal year 2009. Includes the gains on the sales of interests in SAHCO and BIR of $2,000 and $84, respectively, as well as interest income of $6,699 in fiscal year 2008. Includes the gains on the sales of AnaSky assets and interest in BIR of $205 and $4,036, respectively, as well as interest income of $12,155 in fiscal year 2007.
(G)	Includes goodwill and net intangible assets from the acquisition of Copley of $2,043 and $40,792, respectively, at July 31, 2009, and $3,534 and $44,574, respectively, at July 31, 2008.
(H)	Includes cash equivalents and marketable securities of $131,084 and $132,433 as of July 31, 2009 and 2008, respectively.

Information regarding geographic areas for fiscal years 2009, 2008, and 2007 are as follows:

Fiscal Year		United States	Japan	Germany	Netherlands	Other	Total
2009	Net revenue from external customers	$155,372	$67,984	$46,497	$44,653	$81,643	$396,149
	Long-lived assets	49,458	—	—	—	39,267	88,725

2008	Net revenue from external customers	$182,882	$84,862	$42,863	$14,227	$88,675	$413,509
	Long-lived assets	53,515	—	—	—	41,312	94,827

2007	Net revenue from external customers	$163,164	$59,254	$35,910	$3,344	$79,110	$340,782
	Long-lived assets	48,361	—	—	—	34,440	82,801

Revenues are attributed to countries based on the location of the Company’s customers.

Other long-lived assets are primarily in Denmark and Canada.

20. Common stock repurchases:

On October 13, 2008, the Company announced that, on the same date, its Board had authorized the repurchase of up to $25,000 of the Company’s Common Stock. The Company completed the repurchase program, which was funded using the Company’s available cash, in the second quarter of fiscal year 2009. During fiscal year 2009, the Company repurchased 736,694 shares of Common Stock under this repurchase program for $25,022 at an average purchase price per share of $33.97. Included in the $25,022 paid for the Common Stock under this program was $22 of commissions and fees to the Company’s broker.

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

21. Related party transactions:

At July 31, 2009 and 2008 the Company had a net receivable of $160 and $245, respectively, from its affiliate, SAHCO. Sales to SAHCO for fiscal years 2009, 2008, and 2007 were approximately $1,915, $989, and $94 respectively.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During fiscal years 2008 and 2007, Ross Brown, who serves on the Board, received payments from the Company of $4 and $216, respectively, for consulting services provided to the Company.

During fiscal year 2007, John A. Tarello, who served on the Board, received payment of $200 from the Company for consulting services provided to the Company.

During fiscal year 2007, the Company received approximately $2 from Neurologica Corporation, of which Bernard M. Gordon, who served on the Board, is the Executive Chairman, related primarily to certain contract manufacturing activities.

22. Subsequent events:

On September 25, 2009, the Company announced that its Board, on September 22, 2009, declared a dividend of $0.10 per common share payable on October 19, 2009 to stockholders of record on October 5, 2009.

The Company has evaluated subsequent events through September 29, 2009, which represents the date the financial statements were issued. The Company did not identify any other subsequent events that require disclosure.

ANALOGIC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Profit and Loss or Income	Deductions From Reserves	Recoveries	Balance at End of Period
Allowance for doubtful accounts
Year ended July 31, 2009	$998	$427	$—	$(697)	$728
Year ended July 31, 2008	1,427	459	(400)	(488)	998
Year ended July 31, 2007	1,017	450	(40)	—	1,427

Description	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Year ended July 31, 2009 income tax valuation allowance	$4,647	$1,282	(A)	$(1,820	)(B)	$4,109
Year ended July 31, 2008 income tax valuation allowance	3,864	934	(C)	(151	)(D)	4,647
Year ended July 31, 2007 income tax valuation allowance	3,094	808	(E)	(38	)(F)	3,864

(A)	Represents the increase in valuation allowance for state tax credits.
(B)	Represents the decrease of the valuation allowance in Belgium.
(C)	Represents the increase in valuation allowance for Belgium losses and state tax credits.
(D)	Represents the decrease of the valuation allowance for state tax losses.
(E)	Represents the increase in valuation allowance resulting from additional unused state tax credits.
(F)	Represents the decrease of the valuation allowance in Belgium.

INDEX TO EXHIBITS

		Title	Incorporated by Reference to
	2.1	Shares Purchase Agreement, dated as of January 30, 2008, between Analogic Corporation and Chonqing Anke Medical Equipment Co.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.2	Termination Agreement, dated as of January 30, 2008, between Analogic Corporation and Shenzhen Anke High-Tech Company Limited	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.3	Agreement and Plan of Merger, dated as of March 5, 2008, by and among Analogic Corporation, Canton Merger Corporation, Copley Controls Corporation (“Copley”), the Principal Shareholders of Copley named therein, the Additional Shareholders of Copley named therein and Matthew Lorber, as the Securityholders’ Representative	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2008

	3.1	Restated Articles of Organization, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009

	3.2	By-laws, as amended	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 30, 2009

*	10.1	Form of Indemnity Agreement	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

*	10.2	Form of Indemnity Agreement for Directors and Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2007

*	10.3	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2006

*	10.4	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.5	Employee Qualified Stock Purchase Plan dated June 10, 1986, as amended October 9, 1997 and October 15, 2002	Exhibit 10.1 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on July 24, 2003

*	10.6	Key Employee Incentive Stock Option Plan dated June 11, 1993, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.7	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.8	Form of Stock Option Grant for 1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

		Title	Incorporated by Reference to
*	10.9	Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.10	Form of Stock Options Grant for Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.11	Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004

*	10.12	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.13	2007 Stock Option Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.14	Form of Stock Option Award Agreement for 2007 Stock Option Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.15	2007 Restricted Stock Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.16	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.17	Non-Employee Director Stock Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008

*	10.18	Nonqualified Deferred Compensation Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008

*	10.19	Analogic 401(k) Plan (January 1, 2007 Restatement)	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.20	Form of Notice to Executive Officers in the Analogic Corporation Annual Incentive Plan for Fiscal Year 2008	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007

*	10.21	Form of Notice to Executive Officers (at Vice President or higher level) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2009	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2008

*	10.22	Form of Notice to Executive Officers (who are Business Unit heads) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2009	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2008

*	10.23	Severance and Settlement Agreement and Release between Analogic Corporation and John W. Wood Jr., dated January 29, 2007	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 2, 2007

		Title	Incorporated by Reference to
*	10.2	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007 and accepted and agreed to by Mr. Green on May 1, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007

*	10.25	Amendment, dated December 24, 2008, to the Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.26	Letter Agreement, dated as of November 23, 2007, between Analogic Corporation and Bernard M. Gordon	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2007

*	10.27	Separation Agreement, dated as of January 31, 2008, between Analogic Corporation and Alex A. Van Adzin	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008

*	10.28	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007

*	10.29	Amendment, dated December 24, 2008, to Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.30	Form of Change of Control Agreement for Certain Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007

*	10.31	Change of Control Agreement, dated December 24, 2008, between Analogic Corporation and John Millerick	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.32	Incumbent Director Resignation Policy	Appendix C to the Company’s Definitive Proxy Statement dated November 28, 2008 for the Company’s Annual Meeting of Stockholders held January 26, 2009

*	10.33	Severance Plan for Management Employees, as Amended and Restated, effective as of December 31, 2008	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.34	Separation Agreement, dated June 10, 2009, between Analogic Corporation and John J. Millerick	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2009

*	10.35	Employment Agreement, dated June 8, 2009, between Analogic Corporation and Michael L. Levitz	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2009

	10.36	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005

	21	List of Subsidiaries

	23	Consent of PricewaterhouseCoopers LLP

	Title	Incorporated by Reference to

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement