Form 10-K/A
period 2009-07-31
ANALOGIC CORP
filed 2009-11-24
CIK 6284

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant at January 31, 2009 was approximately $319,934,950. As of November 15, 2009, there were 12,875,143 shares of Common Stock outstanding.

Documents incorporated by reference: None

EXPLANATORY FOR AMENDMENT

Analogic Corporation is filing this Amendment No. 1 on Form 10-K/A in order to amend our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (which was filed on September 29, 2009) to set forth the information required by items 10, 11, 12, 13 and 14 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by our original Form 10-K filing. This Form 10-K/A amends Part III and Item 15 of our original Form 10-K filing only, and all other portions of our original Form 10-K filing remain in effect and have not been updated to reflect the events and developments since the original September 29, 2009 filing date.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table lists our directors as of November 24, 2009:

Name	Age	Director Since	Expiration of Term (1)	Other Offices Held
James W. Green	51	2007	2010	President and Chief Executive Officer
James J. Judge	53	2005	2010	—
Kevin C. Melia	62	2009	2010	—
Fred B. Parks	62	2007	2010	—
Sophie V. Vandebroek	47	2008	2010	—
Gerald L. Wilson	70	1980	2010	—
M. Ross Brown	75	1984	2011	—
Michael T. Modic	59	2001	2011	—
Edward F. Voboril	67	1990	2011	—

(1)	Currently, our Board of Directors (which we refer to as our board) is comprised of nine members, consisting of three Class I directors, whose terms will expire at the 2011 meeting of stockholders, three Class II directors, and three Class III directors. The terms of our Class II and Class III directors will expire at the 2010 annual meeting of stockholders. Under our Articles of Organization and By-laws, our board is transitioning from a classified board into a declassified board. The declassification process began with the election of Class II directors for a one-year term at the 2009 annual meeting of our stockholders, and will continue to take place as follows: at the 2010 annual meeting, Class II directors and Class III directors will be elected for a one-year term; and at the 2011 annual meeting (and at each annual meeting thereafter), all directors will be elected for a one-year term, at which time classifications will have been eliminated.

The following table lists our executive officers as of November 24, 2009:

Name	Age	Office Held	Date Since Office Has Been Held
James W. Green	51	President and Chief Executive Officer	2007
Michael L. Levitz	36	Vice President, Chief Financial Officer, and Treasurer	2009
John J. Fry	48	Vice President, General Counsel, and Corporation Secretary	2007
Donald B. Melson	57	Vice President and Corporate Controller	2006
Peter M. Howard	53	Senior Vice President and General Manager of the OEM Medical Group	2008

Each such officer is elected for a term continuing until the first meeting of the board following the Annual Meeting of Stockholders, and in the case of the President, Treasurer and Secretary, until their successors are chosen and qualified; provided that the board may remove any officer with or without cause.

There are no family relationships among any of our directors or executive officers.

Edward F. Voboril served as Chairman of the Board of Directors of Greatbatch, Inc. of Clarence, New York, from 1997 until January 31, 2008. He served as that company’s President and Chief Executive Officer from 1990 to August 2006. Greatbatch, Inc. is a developer and manufacturer of power sources, wet tantalum capacitors, and precision engineered components and sub-assemblies used in implantable medical devices. Since July 2008, Mr. Voboril has served as a member of the Board of Directors of Iris International, Inc., a Chatsworth, California supplier of in vitro diagnostic products.

Dr. Gerald L. Wilson is the former Dean of the School of Engineering at the Massachusetts Institute of Technology (or MIT) and the Vannevar Bush Professor of Engineering at MIT. Dr. Wilson has served on MIT’s faculty since 1965 and currently is a Professor Emeritus of Electrical and Mechanical Engineering. He is a trustee of NSTAR Corporation, a Massachusetts-based utility company, and a member of the Science and Technology Advisory Council of Cummins Corporation.

M. Ross Brown retired from Analogic in November 1999. Mr. Brown joined us in August 1984 and was responsible for managing our manufacturing operations.

James J. Judge has been the Senior Vice President and Chief Financial Officer of NSTAR Corporation, a Massachusetts-based utility company, since 1999. Prior to that, he held a number of executive positions at BEC Energy/Boston Edison.

Kevin C. Melia, FCMA, JDIPMA, has been the Non-executive Chairman of Vette Corporation, a privately-held provider of thermal management solutions, since June 2009 and was the Co-founder, Chairman and CEO of Manufacturers Services Ltd., an electronics manufacturing services company, from 1994 to 2004. Previous positions held include Chief Financial Officer and Executive Vice President of Operations of Sun MicroSystems (from 1989 to 1994) and President of its computer hardware division (from 1993 to 1994). Over a 17 year career from 1973 to 1989, Mr. Melia held a number of senior management positions at Digital Equipment Corporation. He was non executive chairman of Iona Technologies, a middleware software company (2005 – 2008, first becoming a director in 1995), a director of Authorize.Net, a leading e-payments company (2003-2007), a director of Manugistic Corporation, a provider of supply chain software 2003-2006, and Lead Independent Director of Eircom, Inc., the leading telecom company in Ireland (2004-2006) He is currently a non-executive director of Greatbatch, Inc., a medical technology company, (since 2007), RadiSys Corporation, a provider of embedded solutions for the communications networking and commercial systems markets, (since 2003), DCC plc, a procurement, sales, marketing, distribution and business support services group (since 2008 ), and C&S Wholesale Grocers, a private company, and a founding partner of Boulder-Brook Partners PLC, a private investment company.

Dr. Fred B. Parks served as Chairman of the Board and Chief Executive Officer of Urologix, Inc. from May 2003 to February 2008. From 1999 to 2003, prior to joining Urologix, Dr. Parks was Chief Executive Officer of Philips Medical Systems-Cleveland (Philips) and, prior to its acquisition by Philips, President and Chief Executive Officer of Marconi Medical Systems.

Dr. Sophie V. Vandebroek has been Corporate Vice President and Chief Technology Officer of Xerox Corporation and President of the Xerox Innovation Group, since 2006. From 2002 until December 2005, Dr. Vandebroek was Chief Engineer of Xerox Corporation and Vice President of the Xerox Engineering Center. Xerox Corporation develops, markets, and finances a range of document equipment, software, solutions, and services. She is a Fellow of the Institute of Electrical and Electronics Engineers (IEEE), a trustee of Worcester Polytechnic Institute, a member of the board of directors of the American Electronics Association, and a member of the Science and Technology Advisory Council of Cummins Corporation.

Dr. Michael T. Modic has been Chairman of the Neurological Institute at the Cleveland Clinic Foundation in Cleveland, Ohio since 2006. From 1989 to 2005, he was Chairman of the Division of Radiology at the Cleveland Clinic Foundation. He was a member of the Board of Governors of the Cleveland Clinic Foundation from 2000-2005. Since July 2005, Dr. Modic has been a Professor of Radiology, Cleveland Clinic Lerner College of Medicine at CWRU. From 1993 to 2004, Dr. Modic was a Professor of Radiology at The Ohio State University College of Medicine and Public Health.

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

Michael L. Levitz joined us as Vice President, Chief Financial Officer, and Treasurer in July 2009. From October 2007 to July 2009, Mr. Levitz was Vice President and Controller of the Cytyc business unit of Hologic Inc., a developer, manufacturer, and supplier of premium diagnostic products, medical imaging systems, and surgical products focused on the healthcare needs of women. From April 2006 until Cytyc Corporation’s merger with Hologic Inc. in October 2007, Mr. Levitz was Vice President and Corporate Controller of Cytyc Corporation, a global leader in innovative diagnostic and medical devices focused on women’s health. Mr. Levitz was Assistant Corporate Controller of Cytyc Corporation from September 2002 to April 2006. Prior to this position, Mr. Levitz was Controller at NEON Communications, Inc., which owns and operates a technologically advanced, high-bandwidth fiber optic network, from 2001 to 2002 and Director of Financial Reporting from 2000 to 2001. From 1995 to 2000, Mr. Levitz served in various positions in the high technology audit practice of Arthur Andersen LLP, most recently as Audit Manager. Mr. Levitz is a certified public accountant.

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

Peter M. Howard was appointed as a Senior Vice President and General Manager of our OEM Medical Group in September 2008. Mr. Howard has been an employee of ours since November 2003, first serving as General Manager of various business units within the Medical Imaging Products segment. Before joining us, he was president and a board member for several of Thermo Electron Corporation’s subsidiaries. Prior to that, Mr. Howard was the president of two joint venture companies of Mitsubishi Electronics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership of our equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Our directors, executive officers, and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such filings by our directors, executive officers, and 10% stockholders or written representation from certain of those persons, we believe that all filings required to be made by those persons during the fiscal year ended July 31, 2009 were timely made.

Audit Committee

We have an Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee of the board are James J. Judge, Chairman, Edward F. Voboril, and Kevin C. Melia. The board has determined that all of the members of the Audit Committee are independent as defined under applicable NASDAQ rules and Rule 10A-3 under the Exchange Act. We have determined that Mr. Judge is an “audit committee financial expert” (as defined by the SEC).

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post on our website (www.analogic.com) all disclosures that are required by law or the NASDAQ’s listing standards concerning any amendments to, or waivers of, any provision of our Code of Business Conduct and Ethics.

Recommendation of Nominees to Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our board since the publication of those procedures in our Definitive Proxy Statement dated November 28, 2008 for our 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of our board oversees our executive compensation program. In this role, the Compensation Committee annually reviews and approves all compensation decisions relating to our executive officers. Information about the Compensation Committee, including its composition, responsibilities and processes, and compensation, can be found beginning on page 10 of this Form 10-K/A. The following discussion summarizes Analogic’s compensation philosophy and programs generally, as well as their application and relationship to compensation awards and decisions made with respect to the fiscal year ended July 31, 2009 (which we refer to as fiscal 2009). This discussion should be read in conjunction with the other compensation information contained in this Form 10-K/A.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the Compensation Committee with respect to executive compensation are to:

•	attract, retain and motivate the best possible executive talent;

•

ensure executive compensation is aligned with our corporate strategies and business objectives and promote the achievement of key strategic and financial performance measures by linking short-and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, the Compensation Committee has regularly evaluated our executive compensation program with the goal of setting compensation at levels the Compensation Committee believes are necessary to allow us to compete for executive talent with other companies in our industry and region. Further, our executive compensation program has tied a substantial portion of each executive’s overall compensation to the achievement of key strategic and financial goals, including adjusted earnings per share and revenue growth. Finally, in fiscal 2009 we provided a portion of our executive compensation in the form of time-based stock options, time-based restricted stock, and performance-contingent restricted stock grants, which we believe help to retain our executives and aligns their interests with those of our stockholders.

In making compensation decisions for fiscal 2009, the Compensation Committee engaged the services of Watson Wyatt, independent compensation consultants, to assist us in defining an updated peer group of companies and collect relevant market data from those companies. This information was used to determine the appropriate mix of fixed and variable compensation and to link the achievement of key strategic and financial performance measures to short- and long-term awards. The following 15 companies were included in the updated peer group: American Medical Systems Holdings, Inc.; AnthroCare Corp.; Cognex Corporation; Coherent Inc.; ev3, Inc.; FEI Company; Greatbatch Inc.; GSI Group, Inc.; Haemonetics Corp.; L-1 Identity Solutions, Inc.; Micrel Incorporated; MTS Systems Corporation; OmniVision Technologies, Inc.; OSI Systems, Inc.; and TomoTherapy, Incorporated. With information from these companies as well as survey data provided by Watson Wyatt, the Compensation Committee approved the fiscal 2009 annual incentive program awards and the long term incentive program awards, consisting of time-based restricted stock, performance-based restricted stock, and time-based stock options. The target award levels for each of these incentive compensation programs was set to generally approximate the median market values in our peer group for each of the eligible positions in the plans. The Compensation Committee generally targeted overall compensation for executives to be competitive with compensation paid to similarly situated executives of the companies in its peer group. Overall compensation for our executives in fiscal 2009 was set approximately in the middle of the range of our peer group based upon our financial performance for the previous fiscal year. Variations to this general target occurred as dictated by the experience level of the individual, market factors and individual performance.

Components of our Executive Compensation Program

The primary elements of our fiscal 2009 executive compensation program were:

a)	base salary;

b)	annual incentive program;

c)	long-term incentive program;

d)	employee benefits and other compensation; and

e)	severance and change-of-control benefits.

For fiscal 2009, we did not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among the different forms of non-cash compensation. Instead, the Compensation Committee, after reviewing information provided by Watson Wyatt, determined what it believed to be the appropriate level and mix of the various compensation components.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. When establishing executive base salaries for fiscal 2009, the Compensation Committee considered the survey data of compensation in the peer group, as well as a variety of other factors, including the seniority and performance of the individual, the level of the individual’s responsibility, the base salary of the individual at his prior employment, if applicable, the number of well qualified candidates to assume the individual’s role, and the financial performance of Analogic in the past year. Generally, we believe that executive base salaries should be competitive with salaries for executives in similar positions at comparable companies.

Base salaries are reviewed at least annually by our Compensation Committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, individual performance and experience, and the performance of Analogic. Base salaries for our executive officers were set by the Compensation Committee, taking into account the peer group information received from Watson Wyatt and the recommendation of the Chief Executive Office (or CEO). The annual base salaries for each of our executive officers, except for Mr. Levitz, in fiscal 2009, were established on August 24, 2008 to be at approximately the 50th percentile of the peer group, except for Mr. Melson, whose base salary was set above the

75th percentile of a published survey based upon his experience, job performance, and salary at his prior employer. There was no peer group information available for Mr. Melson’s position. The new annual base salaries were set as follows:

Name	New Annual Base Salary	% Increase
James W. Green	$490,000	11.4%
John J. Millerick	$279,450	3.5%
John J. Fry	$294,500	3.3%
Peter M. Howard	$276,925	4.5%
Donald B. Melson	$225,000	12.5%

The base salary for Mr. Levitz, which was $265,000, was targeted between the 25th and 50th percentile of the peer group information provided by Watson Wyatt based upon his being new to the position.

Annual Incentive Program

In September 2008, the Compensation Committee adopted an annual incentive program for fiscal 2009 (which we refer to as the FY 09 AIP), in which certain salaried management employees, including our executive officers, are eligible to participate. Executive officers were given a target award, ranging from approximately thirty-five percent to eighty percent of their annual base salary, with an opportunity to earn a maximum of twice their target. The target award for Mr. Green was set near the median level for companies in our compensation peer group, while all other executive officers were set at or below the 25th percentile of the peer group. The FY 09 AIP targets for each of the executive officers, except Mr. Levitz, who did not participate in the FY 09 AIP, were as follows:

Name	FY 09 AIP Target	% of Base Salary
James W. Green	$392,000	80%
John J. Millerick	$111,780	40%
John J. Fry	$132,525	45%
Peter M. Howard	$124,616	45%
Donald B. Melson	$78,750	35%

Bonuses under the FY09 AIP were payable in cash, except that bonuses in excess of the target award were payable fifty percent in cash and fifty percent in restricted stock, which would vest immediately. Bonuses under the FY09 AIP for each executive officer except Mr. Howard’s bonus was based on targets as follows: i) seventy percent on achievement of adjusted diluted earnings per share of $1.74 and ii) thirty percent on achievement of $445,000,000 of revenue. The bonus under the FY09 AIP for Mr. Howard was based on targets as follows: i) thirty four percent on achievement of adjusted diluted earnings per share of $1.74, ii) thirty three percent on achievement of $24,930,000 of profit before interest and tax for his business unit, and iii) thirty three percent on achievement of $237,202,000 of revenue for his business unit. A minimum adjusted diluted earnings per share must be achieved to receive any payment under the FY09 AIP. The minimum adjusted diluted earnings per share needed to be achieved to receive a bonus payment were $1.32 for all executive officers except Mr. Howard and $0.87 for Mr. Howard. All performance targets were set by the Compensation Committee to be reasonably likely, but by no means certain, of being attained. Because our performance in fiscal 2009 did not achieve the minimum adjusted diluted earnings per share targets for the executive officers, no bonus payments were made to the executive officers under the FY09 AIP.

Analogic exceeded the revenue and adjusted diluted earnings per share targets set for purposes of the fiscal 2008 Annual Incentive Program. As a result, participating executives received a portion of their bonuses in time-based restricted stock awards that vest over two years. These time-based restricted stock awards were granted by the Compensation Committee on September 23, 2008. The amount of shares granted to each executive officer was as follows: Mr. Green—1,025; Mr. Fry—269; Mr. Millerick—369; Mr. Howard—133; and Mr. Melson—175.

Long Term Incentive Program

Our Long Term Incentive Program is an equity-based award program and has been the primary vehicle for offering long-term incentives to our executives. We believe that equity-based grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of the equity grants should further our goal of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period. All grants of equity-based awards to our executives are approved by the Compensation Committee. In determining the size of equity-based awards to our executives, the Compensation Committee considers company-level performance and scope of responsibility, the applicable executive’s performance, the amount of equity previously awarded to the executive, the vesting of such awards, and the recommendations of management, and compensation paid by the peer group. We do not have any equity ownership guidelines for our executives.

Based in part upon the Watson Wyatt study prepared for fiscal 2009, the Compensation Committee granted time-based stock options, time-based restricted stock, and performance-contingent restricted stock awards to our executive officers on September 23, 2008. The annual aggregate value of these awards was set near the 25th percentile for companies in our compensation peer group. The shares of performance contingent restricted stock will vest based on the achievement of certain growth targets in our adjusted diluted earnings per share over the three year period ending July 31, 2011. The time-based restricted stock and stock options will all vest on July 31, 2011. The table below summarizes the awards granted to our executive officers in September 2008:

	Performance Contingent Restricted Stock Awards		Time-Based Restricted Awards (in shares)	Stock Options (in shares)
Name	Awards at Target (in shares)	Awards at Maximum (in shares)
James W. Green	3,264	6,528	3,264	9,791
John J. Fry	1,569	3,138	1,569	4,707
John J. Millerick (1)	1,340	2,680	1,340	4,020
Peter M. Howard	1,476	2,952	1,476	4,427
Donald B. Melson	959	1,918	959	2,877

(1)	Per the terms of Mr. Millerick’s Separation Agreement, the vesting of 1,152 and 2,903 time-based restricted stock awards and stock options, respectively, was accelerated while 372 and 1,117 shares, respectively, were cancelled on September 29, 2009. Mr. Millerick may also earn up to 4,168 shares of performance contingent restricted stock based on our performance in fiscal 2009 and 2010.

Under the terms of Mr. Levitz’ agreement with us, we granted him 10,000 time-based stock options and 6,868 shares of time-based restricted stock, each of which vest at 33% per year beginning on the first anniversary of the date of the grant.

Employee Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan with employer matching contributions. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

During fiscal 2009, we provided other compensation to our executive officers in the following forms:

•

Other Bonuses—During fiscal year 2009, Mr. Howard was eligible to receive a target bonus of $100,000 for the performance of Copley Controls Corporation (which we refer to as Copley) in fiscal 2009. To achieve the target bonus payment, Copley had to have achieved income from operations and gross external revenue of $11,902,000 and $85,780,000, respectively, in fiscal 2009. No bonus payment was made since Copley did not achieve the minimum required target of $9,522,000 of income from operations or $77,202,000 of gross external revenue in fiscal 2009.

•

Perquisites—Per his employment agreement, Mr. Green receives an annual allowance of $20,000, paid quarterly, for use in connection with customary perquisites, such as automobile and financial planning expenses.

•	401(k) Matching Contributions—During fiscal 2009, we matched each employee contribution to the 401(k) plan up to 4% of their total wages. These contributions vest immediately.

•

Non-qualified Deferred Compensation Plan—During fiscal 2009, we matched non-qualified deferred compensation contributions to the plan up to 4% of their total wages. These contributions vest immediately.

•

Severance—In return for Mr. Millerick’s execution of his Separation Agreement, he received a severance payment of $279,450, which is being paid over a period of 12 months. As part of the Separation Agreement, Mr. Millerick also receives health and dental coverage for a period of 12 months from his resignation date, which has a cost to us of approximately $22,000, as well as $30,000 for transition services and approximately $25,000 for career transition services.

Severance and Change-of-Control Benefits

Pursuant to employment agreements between us and Mr. Green, Mr. Levitz, and Mr. Fry, as well as our Severance Plan for Management Employees, Key Employee Stock Bonus Plan (as amended on January 27, 1988), Key Employee Stock Bonus Plan (as amended on March 11, 2003), 2007 Restricted Stock Plan, and 2007 Stock Option Plan, our executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change of control of Analogic. We have provided more detailed information about these benefits with respect to our Named Executive Officers (as defined under “Compensation of Executive Officers—Summary Compensation Table” below), along with estimates of their value under various circumstances, under the caption “Potential Payments upon Termination or Change of Control” beginning on page 16 of this Form 10-K/A.

We believe that providing these benefits helps us compete for executive talent. After reviewing the practices of companies represented in our compensation peer group, we believe that our severance and change of control benefits are generally in line with severance packages offered to executives by the companies in our peer group.

In the case of change-of-control benefits, our practice has been to structure these benefits so cash benefits are paid only if the employment of the executive is terminated during a specified period after a change of control has occurred, while equity-based benefits are triggered by the occurrence of the change-of-control itself. We believe this structure maximizes stockholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate incentives to cooperate in negotiating any change of control after which they believe they may lose their jobs.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1,000,000 paid to our CEO and certain other highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. Although we do not believe that the limitations of Section 162(m) have a material impact on us at the current compensation levels, we periodically review the potential consequences of Section 162(m) and generally intend to structure the equity-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation would remain tax deductible to us. However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board during fiscal 2009 were Dr. Parks, Chairman, Dr. Vandebroek, Dr. Wilson, Mr. Melia, beginning on June 2, 2009, and, until January 26, 2009, Mr. Steinhauer. None of our executive officers has served as a director or member of the compensation committee of any other company whose executive officers, or any of them, serve as a member of our Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A and in the proxy statement relating to our 2010 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE

Fred B. Parks, Chairman

Gerald L. Wilson

Sophie V. Vandebroek

Kevin C. Melia

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The table below summarizes the compensation information for our Chief Executive Officer during fiscal 2009 and each of our other executives officers in fiscal 2009 (collectively, our “Named Executive Officers”) for fiscal 2009, 2008, and 2007.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3),(4) ($)	Non- Equity Incentive Plan Compen- sation (5) ($)	All Other Compen- sation (6) ($)	Total ($)
James W. Green	2009	487,224	—	193,014	276,308	—	52,367	1,008,913
President and Chief Executive Officer (7)	2008	450,000	—	216,360	218,220	424,272	22,165	1,331,017
	2007	77,885	—	25,143	42,332	—	200,378	345,738

Michael L. Levitz	2009	15,288	—	3,141	903	—	—	19,332
Vice President, Chief Financial Officer, and Treasurer (8)

Peter M. Howard	2009	279,061	—	52,739	32,124	—	15,254	379,178
Senior Vice President and General Manager, OEM Medical Group

John J. Fry	2009	294,070	—	75,635	28,212	—	40,678	438,595
Vice President, General Counsel, and Corporation Secretary (9)	2008	191,827	200,000	48,483	—	111,298	23,234	574,842

Donald B. Melson	2009	223,378	—	54,869	35,559	—	8,725	322,531
Vice President—Corporate Controller	2008	200,000	—	64,255	18,365	72,526	2,243	357,389
	2007	200,000	26,500	37,652	15,756	15,000	2,508	297,416

John J. Millerick	2009	279,024	—	129,546	50,311	—	371,784	830,665
Former Senior Vice President, Chief Financial Officer, and Treasurer (10)	2008	263,077	—	114,879	—	152,637	2,359	532,952
	2007	250,000	—	81,666	—	56,200	2,638	390,504

(1)	This column represents discretionary bonuses. During fiscal 2007, we paid $25,000 to Mr. Melson for his guaranteed bonus after he completed one year of service. During fiscal 2007 we also paid a discretionary bonus of $1,500 to Mr. Melson in addition to the amount he received under the executive annual cash incentive bonus plan in recognition for individual performance during fiscal 2007 not contemplated in that plan. In fiscal 2008, we paid to Mr. Fry a signing bonus of $200,000, which he would have had to repay to us on a prorated basis had he left our employ voluntarily and without good reason within two years of his start date.
(2)	This column represents the dollar amount we recognized as expense for financial statement reporting purposes with respect to fiscal 2009, 2008, and 2007 related to restricted stock awards, disregarding the estimate for forfeitures, and thus includes amounts for restricted stock awards granted in fiscal 2009 as well as prior fiscal years. Additional information can be found in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2009.
(3)

This column represents the dollar amount we recognized as expense for financial statement reporting purposes with respect to fiscal 2009, 2008, and 2007 related to stock option awards, disregarding the estimate for forfeitures, and thus includes amounts for stock option awards granted in fiscal 2009 as well as prior fiscal years. Additional information can be found in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2009.

(4)	No stock options were granted in fiscal 2008 and 2007 to the Named Executive Officers other than those granted to Mr. Green and Mr. Melson as part of their employment agreements. In fiscal 2009, stock options were granted as follows to the Named Executive Officers: Mr. Green—9,791; Mr. Levitz—10,000; Mr. Fry—4,707; Mr. Howard—4,427; Mr. Millerick—4,020; and Mr. Melson—2,877.
(5)	This column represents incentive compensation earned for fiscal 2009, 2008, and 2007 under our executive annual incentive cash bonus program; the fiscal 2009 plan is described beginning on page 7 of this Form 10-K/A. Under our employment agreement with Mr. Green, his target bonus for fiscal 2008 was guaranteed at sixty-five percent of his base salary, or $292,500. Under our employment agreement with Mr. Fry, his target bonus for fiscal 2008 was guaranteed at forty percent of his base salary, prorated for the eight full calendar months he worked for Analogic during fiscal 2008, or $76,000. Because our performance in fiscal 2008 exceeded applicable performance targets, payment of target bonuses to Mr. Green and Mr. Fry on a “guaranteed” basis was not necessary. This column includes amounts in excess of the guaranteed portion of the annual incentive bonus for fiscal 2008 paid to Mr. Green and Mr. Fry (including amounts allocated to the restricted stock). For our other executives, the amounts shown in this column include the entire amount of the annual incentive bonus for fiscal 2008 (including the amounts allocated to the restricted stock). The portion of such amounts which represents the value of the excess paid in the form of restricted stock that vests over two years is as follows for each of such officers: Mr. Green—$65,825; Mr. Fry—$17,275; Mr. Millerick—$23,697; and Mr. Melson—$11,239.
(6)	Please see the All Other Compensation table below.
(7)	Mr. Green began serving as our President and Chief Executive Officer on May 21, 2007.
(8)	Mr. Levitz began serving as our Vice President, Chief Financial Officer, and Treasurer, on July 6, 2009.
(9)	Mr. Fry began serving as our Vice President, General Counsel, and Corporation Secretary on November 26, 2007.
(10)	Mr. Millerick resigned as an executive officer as of July 5, 2009 but remained as an employee until September 29, 2009.

All Other Compensation from Summary Compensation Table

The following table summarizes the information included in the All Other Compensation column in the Summary Compensation Table.

Name	Year	Profit Sharing Contri- butions (1) ($)	Perqui- sites (2) ($)	Relo- cation Costs (3) ($)	Tax Gross Ups (4) ($)	Employer Matching Contributions for 401(k) and Non-Qualified Deferred Compensation Plans ($)	Other (5) ($)	Total ($)
James W. Green	2009	—	20,000	—	—	32,367	—	52,367
	2008	2,165	20,000	—	—	—	—	22,165
	2007	—	5,000	140,571	54,807	—	—	200,378

Michael L. Levitz	2009	—	—	—	—	—	—	—

Peter M. Howard	2009	—	—	—	—	15,254	—	15,254

John J. Fry	2009	—	—	27,499	6,371	6,808	—	40,678
	2008	2,165	—	20,632	437	—	—	23,234

Donald B. Melson	2009	—	—	—	—	8,725	—	8,725
	2008	2,243	—	—	—	—	—	2,243
	2007	2,508	—	—	—	—	—	2,508

John J. Millerick	2009	—	—	—	—	15,334	356,450	371,784
	2008	2,359	—	—	—	—	—	2,359
	2007	2,638	—	—	—	—	—	2,638

(1)	This column represents profit-sharing contributions of $1,285,000 and $1,471,000 in fiscal 2008 and 2007, respectively, that were allocated to our U.S.-based employees based on a point system which took into account base salary, age, and length of service.
(2)	Per his employment agreement, Mr. Green receives an annual allowance of $20,000, paid quarterly, for use in connection with customary perquisites, such as automobile and financial planning expenses.
(3)	This column represents the actual relocation costs for Mr. Green and for Mr. Fry pursuant to their employment agreements.
(4)	This column represents the actual tax gross-ups for Mr. Green’s and Mr. Fry’s relocation costs.
(5)	This column represents severance payments to Mr. Millerick discussed on page 9 of this Form 10-K/A.

Grants of Plan-Based Awards

The following table show all awards granted to each of the Named Executive Officers during fiscal 2009.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James W. Green		29,400	392,000	784,000
	9/23/08				1	3,264	6,258						391,500
	9/23/08							1,025	(3)				64,124
	9/23/08							3,264	(4)				204,196
	9/23/08									9,791	(5)	62.72	216,087

Michael L. Levitz	7/17/09							6,868	(6)				245,874
	7/17/09									10,000	(7)	35.61	117,800

Peter M. Howard		10,281	124,616	249,232
		15,000	100,000	100,000
	9/23/08				1	1,476	2,952						184,677
	9/23/08							133	(3)				8,320
	9/23/08							1,476	(4)				92,339
	9/23/08									4,427	(5)	62.72	97,704

John J. Fry		9,939	132,525	265,050
	9/23/08				1	1,569	3,138						196,313
	9/23/08							269	(3)				16,829
	9/23/08							1,569	(4)				98,157
	9/23/08									4,707	(5)	62.72	103,883

Donald B. Melson		5,906	78,750	157,500
	9/23/08				1	959	1,918						119,990
	9/23/08							175	(3)				10,948
	9/23/08							959	(4)				59,995
	9/23/08									2,877	(5)	62.72	63,495

John J. Millerick		8,385	111,780	223,600
	9/23/08				1	1,340	2,680						167,661
	9/23/08							369	(3)				23,085
	9/23/08							1,340	(4)				83,830
	9/23/08									4,020	(5)	62.72	88,721

(1)	These columns represent potential payouts under the FY 09 AIP, of which no payments were made to the Named Executive officers because the targets were not achieved. The second line under Mr. Howard represents the potential payments under his agreement related to Copley Controls, of which no payment was made to Mr. Howard since the targets were not achieved.
(2)	Shares were granted from the 2007 Restricted Stock Plan. For the vesting provisions, see page 18 of this Form 10-K/A. The fair value of the equity incentive plan awards was based of the maximum number of shares that might be earned and was calculated in accordance with accounting principles generally accepted in the United States of America. Additional information can be found in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2009.
(3)	Shares were granted from the 2007 Restricted Stock Plan and will cliff-vest on July 31, 2010.
(4)	Shares were granted from the 2007 Restricted Stock Plan and 50% of these vested on July 31, 2009 with the remaining 50% vesting on July 31, 2010.
(5)	Options were granted from the 2007 Stock Option Plan and will cliff-vest on July 31, 2010.
(6)	Shares were granted from the 2007 Restricted Stock Plan. See Note (7) on Page 15 for the vesting schedule of this grant.
(7)	Options were granted from the 2007 Stock Option Plan and 25% will vest on July 17 of each of 2011, 2012, 2013, and 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers as of July 31, 2009. The market and payout values for unvested stock awards are calculated based on a market value of $37.91 per share (the closing market price of our common stock on July 31, 2009) multiplied by the number of shares subject to the award. All stock options shown in this table have a seven-year term.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (11)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James W. Green	8,750	26,250	(1)	—	64.70	5/21/2014
	—	9,791	(4)	—	62.72	9/23/2015	11,276	(6)	427,473	21,528	816,126

Michael L. Levitz	—	10,000	(2)	—	35.61	7/17/2016	6,868	(7)	260,366	—	—

Peter M. Howard	2,500	—		—	41.72	12/8/2010
		4,427	(4)		62.72	9/23/2015	2,792	(8)	105,845	9,352	354,534

John J. Fry	—	4,707	(4)	—	62.72	9/23/2015	3,703	(9)	140,381	11,138	422,242

Donald B. Melson	1,125	3,375	(3)	—	58.41	9/20/2013	5,546	(10)	210,249	5,918	224,351
	—	2,877	(4)		62.72	9/23/2015

John J. Millerick	—	4,020	(5)	—	62.72	9/23/2015	1,524	(5)	64,788	9,080	344,223

(1)	33% of these options will vest on each May 21 of 2010, 2011, and 2012.
(2)	25% of these options will vest on each July 17 of 2011, 2012, 2013, and 2014.
(3)	33% of these options will vest on each September 20 of 2009, 2010, and 2011.
(4)	100% of these options will vest on July 31, 2011.
(5)	Per the terms of Mr. Millerick’s Separation Agreement, the vesting of 1,152 and 2,903 time-based restricted stock awards and stock options, respectively, were accelerated, while 372 and 1,117, respectively, were cancelled on September 29, 2009.
(6)	Restrictions on shares will lapse as follows: 2,500 on May 21 of each of 2010, 2011, and 2012; 512 on July 31, 2010; and 3,264 on July 31, 2011.
(7)	Restrictions will lapse on 2,290 shares on July 17, 2010 and 2,289 shares on each July 17 of 2011 and 2012.
(8)	Restrictions on shares will lapse as follows: 1,250 on December 8, 2009; 66 on July 31, 2010; and 1,476 on July 31, 2011.
(9)	Restrictions on shares will lapse as follows: 500 on December 4 of each of 2009, 2010, 2011, and 2012; 134 on July 31, 2010; and 1,569 on July 31, 2011.
(10)	Restrictions on shares will lapse as follows: 1,125 on September 20 of each of 2009, 2010, 2011, and 2012; 88 on July 31, 2010; and 959 on July 31, 2011.
(11)	This is the maximum number of performance-contingent restricted stock shares that can be earned.

Option Exercises and Stock Vested

The following table provides information regarding options and stock awards exercised and vested, respectively, for the Named Executive Officers during fiscal 2009.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
James W. Green	—	—	3,013	115,123
Michael L. Levitz	—	—	—	—
Peter M. Howard	—	—	1,317	53,990
John J. Fry	—	—	135	5,118
Donald B. Melson	—	—	88	3.336
John J. Millerick	—	—	2,684	98,901

(1)	Represents the fair market value of the common stock on the applicable vesting date, multiplied by the number of shares of restricted stock that vested on that date.

Potential Payments Upon Termination or Change of Control

On May 1, 2007, we entered into an employment agreement with Mr. Green. The employment agreement provides that if, during the employment period, we terminate Mr. Green’s employment other than for “cause”, we shall pay him twelve months of salary paid on a bi-weekly basis, a lump payment equal to his target bonus, and accelerate the vesting of stock options and restricted stock as follows:

•	a portion of the 5,000 shares of performance-based restricted stock granted as part of this agreement based on his service completed;

•

50% of the unvested time-based stock options from his initial grant of 50,000 options granted as part of this agreement, of which 15,000 options were cancelled by the Compensation Committee in October 2007;

•	50% of his unvested time-based restricted stock from his one-time equity grant as part of this agreement; and

•	100% of his unvested time-based stock options from his one-time equity grant as part of this agreement.

Mr. Green’s agreement also entitles him to the following change-in-control benefits in the event his employment is terminated without cause within twenty-four months following a change in control:

•	Two times base salary plus greater of the target or the three year average bonus;

•	Pro-rata bonus, equal to the greater of target or actual to the extent determinable, for year of termination;

•	Benefits continuation for twenty-four months;

•	Equity acceleration as described above; and

•

If excise taxes are imposed, he will be eligible for a tax gross up only if the benefits exceed the safe harbor by greater of $50,000 or 10%; otherwise, his benefits will be reduced only if this results in a better after-tax position for Mr. Green.

On October 29, 2008, we entered into an employment agreement with Mr. Fry. The employment agreement provides that if we terminate Mr. Fry’s employment other than for “cause”, or if he terminates his employment for “good reason”, he will be eligible to receive base salary continuation for the greater of (1) the remainder of the twenty-four month period following his start date or (2) twelve months of salary paid on a bi-weekly basis, a lump payment equal to the greater of his target bonus or his actual bonus, to the extent determinable, for the year of termination, outplacement assistance, and relocations costs (but only if he had moved back to Cleveland, Ohio within two years of his start date).

Mr. Fry’s agreement also entitles him to the following change-in-control benefits in the event his employment is terminated by us without cause, or if he terminates his employment for “good reason”, within twenty-four months following a change in control:

•	One times base salary plus greater of the target or the three year average bonus;

•	Pro-rata bonus, equal to the greater of target or actual to the extent determinable, based on the number of whole months worked in the year of termination;

•	Benefits continuation for twelve months;

•	Acceleration of all unvested equity awards; and

•

If excise taxes are imposed, he will be eligible for a tax gross up only if the benefits exceed the safe harbor by greater of $50,000 or 10%; otherwise, his benefits will be reduced only if this results in a better after-tax position for Mr. Fry.

On June 8, 2009, we entered into an employment agreement with Mr. Levitz. The employment agreement provides that if we terminate Mr. Levitz’ employment other than for “cause” we shall pay him twelve months of salary paid on a bi-weekly basis, and continuation of health insurance for up to twelve months.

Mr. Levitz’ agreement also entitles him to the following change-in-control benefits in the event his employment is terminated without cause within twenty-four months following a change of control:

•	Twelve months salary paid on a bi-weekly basis;

•	Benefits continuation for up to twelve months;

•	Target bonus under the Annual Incentive Plan for the termination year payable in a lump sum;

•

If excise taxes are imposed, he will be eligible for a tax gross up only if the benefits exceed the safe harbor by greater of $50,000 or 10%; otherwise, his benefits will be reduced only if this results in a better after-tax position for Mr. Levitz.

Further, we have two severance plans, one of which is for management and the other for non-management employees. The plan for management employees covers designated corporate officers, and other designated officers, including all of our Named Executive Officers. Messrs Green, Levitz, and Fry each have an employment agreement which includes severance provisions that supersede the provisions of the severance plan. Those severance provisions are discussed beginning at page 16 of this Form 10-K/A. Participants in the management plan are entitled to receive severance benefits as follows:

•

For management employees reporting directly to the President and CEO, the employee receives a severance benefit of compensation and health and life insurance coverage equal to two weeks for each complete year of service, which may not be less than six months nor more than one year.

•

For all other management employees, the employee receives a severance benefit of compensation and health and life insurance coverage equal to two weeks for each complete year of service, which may not be less than two weeks nor more than one year.

A participant in the management plan becomes entitled to receive the benefits described above only if he or she timely signs and returns to us a severance agreement in a form provided by us, in our sole discretion, by which he or she agrees to waive and release us from all legal claims he or she may have against us in exchange for payment of such severance benefits. The management employee will not be eligible to receive such severance benefits if we become aware, before expiration of the period over which such severance benefits are paid, of circumstances that would have caused his or her termination for cause, or the management employee has previously entered into an employment agreement with us which provides for payment, or non-payment, of such severance benefits or payments upon termination of employment. According to its terms, the management plan does not operate to affect or modify the terms of a participant’s employment in any way.

Additionally, while not part of either severance plan, we have a practice of providing all employees over the age of forty with four weeks of additional severance benefits in addition to what they receive under the applicable severance plan.

Under the 2007 Stock Option Plan, upon an involuntary termination without cause, stock options that are not exercisable on the date of termination shall be terminated at that time. On March 3, 2008, the Compensation Committee approved accelerated vesting upon involuntary termination without cause for all outstanding time-based stock options at that time under the June 11, 1993 Plan (as amended on October 12, 2000) and the June 11, 1998 Plan (as amended on October 12, 2000 and November 16, 2001) that would vest within the subsequent twelve months from the date of termination.

Under the 2007 Restricted Stock Plan, all time-based restricted stock whose restrictions have not lapsed will be forfeited upon employment termination. For performance contingent-restricted stock awards under the 2007 Restricted Stock Plan, upon an involuntary termination not for cause, a number of shares which can be earned shall be a prorated portion of the target number of shares, determined by multiplying the target number of shares by a fraction, the numerator of which shall be the sum of the number of full calendar months during the performance period during which the participant remained in our employ and the number of full months of severance the employee is entitled to and the denominator of which shall be 36. The prorated number of shares actually earned, if any, shall be determined at the end of the performance period based on the achievement of the performance criteria. On March 3, 2008, the Compensation Committee approved accelerated vesting upon involuntary termination without cause for all unvested time-based restricted stock at that time under the Key Employee Stock Bonus Plan (as amended on January 27, 1988) and the Key Employee Stock Bonus Plan (as amended on March 11, 2003) that would vest within the subsequent twelve months from the date of termination.

Lastly, upon a qualifying change-in-control, restrictions will lapse on any time-based restricted stock granted under our Key Employee Stock Bonus Plan (as amended on January 27, 1988), Key Employee Stock Bonus Plan (as amended on March 11, 2003), and the 2007 Restricted Stock Plan. Upon a qualifying change-in-control, restrictions will lapse on the target number of any performance-contingent restricted stock granted under our 2007 Restricted Stock Plan for the awards made under the fiscal year 2008 and 2009 Long Term Incentive Programs. Further, all unvested stock options granted under our 2007 Stock Option Plan will become immediately vested and exercisable upon a qualifying change-in-control. On March 3, 2008, the Compensation Committee approved accelerated vesting for all unvested time-based restricted stock under the June 11, 1993 Plan (as amended on October 12, 2000) and the June 11, 1998 Plan (as amended on October 12, 2000 and November 16, 2001) upon a qualifying change-in-control.

The tables below reflect the compensation and benefits due to each Named Executive Officer, (other than Mr. Millerick, whose actual severance payments are described on page 9 of this Form 10-K/A), upon an involuntary termination other than for cause, and a termination following a change of control without cause or by the executive officer for good reason. The amounts shown assume that each termination of employment was effective as of July 31, 2009. The value of accelerated stock options was calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing stock price of our common stock as of July 31, 2009, which was $37.91. The value of accelerated restricted stock was calculated by multiplying the number of accelerated shares by the closing price of our common stock as of July 31, 2009. The amounts shown in the table are estimates of the amounts which would be paid upon termination of employment. The actual amounts to be paid can only be determined at the time of the termination of employment.

James W. Green

Element	Involuntary Termination without Cause ($)		Termination Without Cause or With Good Reason Following a Change in Control ($)
Incremental Benefits Pursuant to Termination Event
Cash Severance
Base salary	490,522		981,044
Annual Incentive Program Bonus	392,000		592,270	(1)

Benefits and perquisites
Health and Welfare Benefit Continuation	—		33,800

Long-term Incentives
Value of Accelerated Restricted Stock	610,882	(2)	835,536

Total Value: Incremental Benefits	1,493,404		2,442,650

(1)	Annual Incentive Program Bonus has been reduced by $191,730 from $784,000 to $592,270 due to the contractual cutback in his employment agreement.
(2)	Assumes achievement of applicable targets with respect to performance-contingent restricted stock and the acceleration of 10,764 shares.

Michael L. Levitz

Element	Involuntary Termination without Cause ($)	Termination Without Cause or With Good Reason Following a Change in Control ($)
Incremental Benefits Pursuant to Termination Event
Cash Severance
Base salary	265,000	265,000
Annual Incentive Program Bonus	—	56,200

Benefits and perquisites
Health and Welfare Benefit Continuation	16,900	16,900

Long-term Incentives
Value of Accelerated Restricted Stock	—	260,366
In-the-Money Value of Accelerated Stock Options	—	23,000

Total Value: Incremental Benefits	281,900	621,466

Peter M. Howard

Element	Involuntary Termination without Cause ($)		Termination Without Cause or With Good Reason Following a Change in Control ($)
Incremental Benefits Pursuant to Termination Event
Cash Severance
Base salary	138,739		138,739

Benefits and perquisites
Health and Welfare Benefit Continuation	8,450		8,450

Long-term Incentives
Value of Accelerated Restricted Stock	206,938	(1)	283,112

Total Value: Incremental Benefits	354,127		430,301

(1)	Assumes achievement of applicable targets with respect to performance-contingent restricted stock and the acceleration of 4,676 shares.

John J. Fry

Element	Involuntary Termination without Cause ($)		Termination Without Cause or With Good Reason Following a Change in Control ($)
Incremental Benefits Pursuant to Termination Event
Cash Severance
Base salary	295,022		295,022
Annual Incentive Program Bonus	132,525		265,050

Benefits and perquisites
Health and Welfare Benefit Continuation	—		16,900
Outplacement Services	25,000		—
Relocation Costs	100,000		—

Long-term Incentives
Value of Accelerated Restricted Stock	238,134	(1)	351,502

Total Value: Incremental Benefits	790,681		928,474

(1)	Assumes achievement of applicable targets with respect to performance-contingent restricted stock and the acceleration of 5,569 shares.

Donald B. Melson

Element	Involuntary Termination without Cause ($)		Termination Without Cause or With Good Reason Following a Change in Control ($)
Incremental Benefits Pursuant to Termination Event
Cash Severance
Base salary	43,370		43,370

Benefits and perquisites
Health and Welfare Benefit Continuation	3,250		3,250

Long-term Incentives
Value of Accelerated Restricted Stock	129,331	(1)	322,462

Total Value: Incremental Benefits	175,951		369,082

(1)	Assumes achievement of applicable targets with respect to performance-contingent restricted stock and the acceleration of 2,959 shares.

DIRECTOR COMPENSATION

The Compensation Committee evaluates the appropriate level and form of compensation for non-employee directors at least annually and recommends changes to the board when appropriate. The primary objectives of the Compensation Committee with respect to non-employees director compensation are to:

•	Attract, retain and motivate the best possible non-employee talent; and

•	Align non-employee director compensation with the creation of stockholder value.

Non-employee directors receive annual cash compensation and annual equity awards for their service. No compensation is paid to any director for his or her service as such if that director is an employee of ours.

Cash compensation consists of retainer payments and meeting fees. For fiscal 2009, all non-employee directors received an annual cash retainer of $25,000. The Chairman of the Board and Vice Chairman of the Board received annual retainers of $120,000 and $48,000, respectively. The chairman of the Audit Committee received an annual retainer of $10,000 and the Chairman of the Compensation Committee, the Nominating and Corporate Governance Committee, and the Technology Committee each received annual retainers of $7,500. For each meeting of the board or any board committee, each of our non-employee directors received a fee of $1,500 per meeting for each meeting attended in person, and a fee of $1,000 per meeting for each meeting attended by telephone. Directors also received reimbursement for meeting-related travel expenses.

Equity compensation consists of stock option awards, granted under the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors, and an annual share retainer granted under the Analogic Corporation Non-Employee Director Stock Plan. The non-employee directors may elect to defer this retainer in the form of deferred stock units (which we refer to as DSUs).

In June 1996, the board adopted and our stockholders approved at the January 1997 Annual Meeting of Stockholders, the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors, which was amended by the board on December 8, 2003, and approved by the stockholders at the January 2004 Annual Meeting of the Stockholders, and as further amended by the board on September 20, 2006 (which we refer to as the 1997 Plan). Pursuant to the 1997 Plan, options to purchase 150,000 shares of common stock may be granted only to our directors or directors of any of our subsidiaries who are not employees of Analogic or any such subsidiary. The exercise price of options granted under the 1997 Plan is the fair market value of the common stock on the date of grant. The 1997 Plan provides that each new non-employee director who is elected to the board shall be granted an option to acquire 5,000 shares, effective as of the date on which he or she is first elected to the board. The 1997 Plan further provides that every four years from the date on which a non-employee director was last granted a non-employee director option, that non-employee director shall be granted an option to acquire 5,000 shares, effective as of the date of that fourth anniversary.

Options granted under the 1997 Plan become exercisable in three equal annual installments on each of the first three anniversaries of the date of grant, and expire ten years after the date of grant. In fiscal 2009, grants of options were made under the 1997 Plan to Mr. Judge, Mr. Melia, Mr. Modic, and Ms. Vandebroek. The 1997 Plan is administered by the board.

On January 28, 2008, our stockholders approved a new share-based director compensation plan for the non-employee members of the board named the Analogic Corporation Non-Employee Director Stock Plan (which we refer to as the 2008 Plan). The 2008 Plan provides for an annual share award (which we refer to as an Annual Share Retainer) to be granted to each participant on each February 1. The Annual Share Retainer for calendar year 2008 had a value of $35,000. The number of shares of common stock a participant will receive as a result of the Annual Share Retainer is equal to the quotient determined by dividing the dollar value of the Annual Share Retainer by the fair market value of a share of common stock on February 1 of the relevant year. The dollar value of the Annual Share Retainer may be adjusted from year to year as determined by the board after review by and a recommendation from the Compensation Committee, subject to a maximum annual dollar amount of $70,000 per non-employee director. Participants are not required to pay any purchase price for the Annual Share Retainer. Each participant may elect to receive some or all of (i) his or her Annual Share Retainer for a given calendar year or (ii) his or her Annual Cash Retainer (which consists of the annual base cash compensation he or she receives for service on the board and on any committees of the board, and, if applicable, all other compensation received for service as Chairman of the Board and as a Committee Chairman) in the form of DSUs, as elected by the participant no later than December 15 of the preceding calendar year. If DSUs are elected, the number of units is determined by dividing the dollar value of the Annual Share Retainer and/or Annual Cash Retainer (or portion thereof being deferred) by the fair market value of a share of common stock on the date that the retainer otherwise would have been paid. The DSUs are then assigned to a “Deferred Stock Unit Account” established and maintained by us for each participant in the plan. At any given time, the value of a DSU held for a participant is equal to the then-current value of a share of our common stock. Additional DSUs will be credited to this account based on the value of dividend equivalents that are earned on DSUs, and which are equal to dividends that are paid on a corresponding number of shares. The payout of the value (as adjusted in accordance with the 2008 Plan) of each grant of DSUs will be made in a single cash payment within 30 days following the participant’s termination of service on the board or sooner, if previously elected by the participant, on a date certain selected by the participant prior to the time the DSUs were acquired by the participant; provided, however, that the date selected may not be less than one year from the date on which such DSUs were acquired.

The table below summarizes the compensation that we paid to our non-employee directors for fiscal 2009.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3),(4)	All Other Compensation ($)	Total ($)
Edward F. Voboril	172,500	—	39,045	35,000	246,545
Gerald W. Wilson	116,500	—	39,045	35,000	190,545
M. Ross Brown	42,500	—	33,369	35,000	110,869
Bernard M. Gordon (5)	36,000	35,000	39,241	—	110,241
James J. Judge	63,000	—	7,264	35,000	105,264
Kevin C. Melia (6)	10,336	26,250	5,807	—	42,393
Michael T. Modic	63,750	—	5,557	35,000	104,307
Fred B. Parks	68,500	—	37,419	35,000	140,919
Bruce W. Steinhauer (7)	35,750	35,000	39,045	—	109,795
Sophie V. Vandebroek	50,000	35,000	39,869	—	124,869

(1)	The next table further describes the information included in this column.
(2)	This column represents the Annual Share Retainer which a director did not elect to defer into DSUs. Additional information can be found in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2009. During fiscal 2009, Mr. Brown, Mr. Judge, Mr. Modic, Mr. Voboril, Mr. Wilson, and Mr. Parks elected to defer the Annual Share Retainer in the form of a DSU. The Annual Share Retainer of $35,000 for each Director that elected the deferral is included in the “All Other Compensation” Column. The non-employee directors have the following DSUs as of July 31, 2009: Mr. Voboril: 1,969; Mr. Wilson: 1,969; Mr. Brown: 1,969; Mr. Judge: 1,969; Mr. Modic: 2,472; and Mr. Parks: 2,855.
(3)	This column represents the dollar amount we recognized as expense for financial statement reporting purposes with respect to fiscal 2009 related to stock option awards, disregarding the estimate for forfeitures, and thus includes amounts for stock option and restricted stock awards granted in prior years. During fiscal 2009, 5,000 stock options with grant date fair values of $9.25, $10.97, $11.18, and $23.99, calculated in accordance with accounting principles generally accepted in the United States of America, were granted to Mr. Judge, Mr. Melia, Mr. Modic, and Ms. Vandebroek, respectively. Additional information can be found in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2009.
(4)	The non-employee directors have the following outstanding stock option awards as of July 31, 2009: Mr. Voboril: 14,000; Mr. Wilson: 10,000; Mr. Brown: 5,000; Mr. Gordon: 5,000; Mr. Judge: 10,000; Mr. Modic: 15,000; Mr. Parks: 5,000; Mr. Steinhauer: 15,000; Mr. Melia: 5,000; and Ms. Vandebroek: 5,000.
(5)	Mr. Gordon’s term as a director ended on July 7, 2009.
(6)	Mr. Melia did not become a director until April 6, 2009.
(7)	Dr. Steinhauer’s term as a director ended on January 28, 2009.

The following table further describes the information included in the Fees Earned or Paid in Cash column in the preceding table.

Name	Annual Retainers ($)	Board Chairman Fee ($)	Board Fees ($)	Audit Committee Fees ($)	Compensation Committee Fees ($)	Technology Committee (S)	Corporate Governance and Nominating Committee Fees ($)	Total ($)
Edward F. Voboril	25,000	120,000	11,500	7,500	—	—	8,500	172,500
Gerald W. Wilson	25,000	48,000	11,500	8,500	10,000	13,500	—	116500
M. Ross Brown	25,000	—	11,500	—	—	6,000	—	42,500
Bernard M. Gordon	25,000	—	11,000	—	—	—	—	36,000
James J. Judge	25,000	—	11,500	18,500	—	—	8,000	63,000
Kevin C. Melia	8,336	—	1,000	—	1,000	—	—	10,336
Michael T. Modic	25,000	—	11,500	—	9,000	6,000	12,250	63,750
Fred B. Parks	25,000	—	11,500	—	17,500	6,000	8,500	68,500
Bruce W. Steinhauer	12,500	—	6,000	3,500	6,000	—	7,750	35,750
Sophie V. Vandebroek	25,000	—	10,500	—	10,000	4,500	—	50,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as to the beneficial ownership of our common stock as of October 16, 2009 (except as otherwise indicated) by (a) all persons (including any “group,” as defined in Section 13(d)(3) of the Exchange Act) known by us to beneficially own 5% or more of our common stock, (b) each director and nominee for director , (c) our Named Executive Officers, and (d) all of our directors and executive officers as a group. With respect to directors and executive officers, the amounts shown are based upon information furnished by the individual directors and officers. Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon exercise of stock options that are immediately exercisable or exercisable within 60 days after October 16, 2009. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after October 16, 2009. Except as otherwise indicated, to our knowledge, the persons identified below have sole voting and sole investment power with respect to the shares they own of record.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders
Heartland Advisors (1)	1,558,825	11.8	%(1)
789 North Water Street
Milwaukee, WI 53202

Barclays Global Investors, N.A. (2)	992,142	7.49	%(2)
1299 Ocean Avenue
Santa Monica, California 90401

T. Rowe Price Associates, Inc. (3)	936,605	7.0	%(3)
100 East Pratt Street
Baltimore, Maryland 21202

Advisory Research, Inc. (4)	799,470	6.04	%(3)
180 North Stetson Street, Suite 5500
Chicago, Illinois 60601

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Directors
M. Ross Brown	1,667	(5)
	1,974	(6)	*

Michael T. Modic	10,000	(7)	*
	2,809	(6)

Edward F. Voboril	11,667	(8)	*
	1,974	(6)

James W. Green	39,903	(9)	*

Fred B. Parks	3,334	(10)	*
	3,192	(6)

James J. Judge	5,000	(11)	*
	1,974	(6)

Sophie Vandebroek	3,277	(12)	*

Gerald L. Wilson	9,667	(13)	*
	1,974	(6)

Kevin C. Melia	-0-

Named Executive Officers (Other than Mr. Green, listed above)
Michael L. Levitz (14)	9,406		*
John J. Fry	12,573		*
Donald B. Melson	12,407	(15)	*
Peter M. Howard	17,349	(16)	*
John J. Millerick (17)	12,622	(18)	*
All Directors and Executive Officers as a Group (13 persons)	150,147	(19)	*

*	Represents less than 1% ownership.
(1)	Based solely on a Schedule 13G/A filed with the SEC on February 10, 2009, which presents information as of December 31, 2008.
(2)	Based solely on a Schedule 13G filed with the SEC on February 5, 2009, which presents information as of December 31, 2008 and which discloses that reporting person and its affiliates have sole voting power over 782,872 shares and sole dispositive power over 992,062 shares.
(3)	Based solely on a Schedule 13G/A filed with the SEC on February 11, 2009, which presents information as of December 31, 2008. These shares are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. serves as investment advisor with sole voting power as to 247,425 shares and sole dispositive power as to 936,605 shares. For purposes of the reporting requirements of the Exchange Act, T. Rowe Price Associates is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates, Inc. expressly denies that it is, in fact, the beneficial owner of such securities.
(4)	Based solely on a Schedule 13G filed with the SEC on February 13, 2009, which presents information as of December 31, 2008.
(5)	Consists of 1,667 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009.
(6)	Consists of DSUs, which are payable in cash. As noted on page 22 of this Form 10-K/A statement, the value of a DSU is, at any given time, equal to the then-current value of a share of our common stock.
(7)	Consists of 10,000 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009.
(8)	Includes 10,667 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009.
(9)	Includes 8,750 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009.
(10)	Consists of 3,334 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009.

(11)	Consists of 5,000 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009.
(12)	Includes 1,667 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009.
(13)	Includes 6,667 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009.
(14)	Mr. Levitz began serving as our Vice President, Chief Financial Officer, and Treasurer, effective July 6, 2009.
(15)	Includes 2,250 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009.
(16)	Includes 2,500 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009.
(17)	Mr. Millerick resigned as an executive officer of Analogic, effective July 5, 2009.
(18)	Based solely on our stock records as of October 16, 2009, as maintained by our transfer agent.
(19)	Includes 52,502 shares issuable upon exercise of options exercisable within 60 days after October 16, 2009 and 13,897 DSUs.

To more closely align the interests of our directors with those of our stockholders, the board has encouraged each of our non-employee directors to accumulate and hold at least 2,000 shares of our common stock and/or DSUs.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of our Annual Report on Form 10-K filed on September 29, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which Analogic is a participant, the amount involved exceeds $100,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related party,” has a direct or indirect material interest.

If a related party proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related party transaction,” the related party must report the proposed related party transaction to our General Counsel. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the board’s Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related party transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related party transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related party transactions that are ongoing in nature will be reviewed annually.

A related party transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related party’s interest in the transaction. The committee will review and consider such information regarding the related party transaction as it deems appropriate under the circumstances.

The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in or is not inconsistent with Analogic’s best interests. The committee may impose any conditions on the related party transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related party transaction disclosure rule, the board has determined that the following transactions do not create a material direct or indirect interest on behalf of related parties and, therefore, are not related party transactions for purposes of this policy:

•

interests arising solely from the related party’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where

(a) the related party and all other related parties own in the aggregate less than a 10% equity interest in such entity and (b) the related party and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction; and

•	a transaction that is specifically contemplated by provisions of Analogic’s charter or By-laws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

There were no related party transactions in fiscal 2009.

Director Independence

Under NASDAQ rules applicable to us, a director of Analogic qualifies as an “independent director” only if, in the opinion of the board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that none of Mr. Judge, Mr. Melia, Dr. Modic, Dr. Parks, Dr. Steinhauer, Dr. Vandebroek, Mr. Voboril, or Dr. Wilson has, or during the last fiscal year had, a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is an “independent director” as defined by NASDAQ Marketplace Rules. The board also has determined that all of the current members of our Audit, Compensation, and Nominating and Corporate Governance Committees are independent as defined under NASDAQ rules.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees billed to us by our independent registered public accounting firm:

	Fiscal 2009	Fiscal 2008
	(In Thousands)	(In Thousands)
Audit Fees (a)	$1,540	$1,954
Audit-Related Fees (b)	5	65
Tax Fees (c)	102	44
All Other Fees (d)	3	2

	$1,650	$2,065

(a)	Fees for audit services billed related to fiscal 2009 consisted substantially of the following:

•	Audit of our July 31, 2009 annual financial statements

•	Reviews of our quarterly financial statements in fiscal 2009

•	Internal control attestation procedures as required by SEC rules

Fees for audit services billed related to fiscal 2008 consisted substantially of the following:

•	Audit of our July 31, 2008 annual financial statements

•	Reviews of our quarterly financial statements in fiscal 2008

•	Internal control attestation procedures as required by SEC rules

•	Audit services related to the acquisition of Copley Controls Corporation

(b)	Fees for audit-related services billed related to fiscal 2009 and fiscal 2008 consisted of the following:

•	Filing of SEC Form S-8 and 8-K

(c)	Fees for tax services billed related to fiscal 2009 and fiscal 2008 consisted substantially of the following:

•	U.S. and foreign tax compliance

•	Tax planning and advice services relating to international restructuring plan

(d)	All other fees related to fiscal 2009 and 2008 consisted primarily of licenses to a web-based accounting research tool and an automated accounting disclosure checklist.

The fees related to the services above were approved by the Audit Committee.

The Audit Committee has adopted a policy in its charter to pre-approve all services (audit and non-audit) to be provided to us by our independent registered public accounting firm, except that de minimis non-audit services may be approved in accordance with applicable SEC rules, including paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. In considering the nature of the services provided by the independent registered public accounting firm, during fiscal 2009 and fiscal 2008 the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with our management and the independent registered public accounting firm to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the American Institute of Certified Public Accountants. None of the services above were approved by the Audit Committee pursuant to the exception set forth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements
		Report of Independent Registered Public Accounting Firm	45
		Consolidated Balance Sheets at July 31, 2009 and 2008	46
		Consolidated Statements of Operations for the years ended July 31, 2009, 2008, and 2007	47
		Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2009, 2008, and 2007	48
		Consolidated Statements of Cash Flows for the years ended July 31, 2009, 2008, and 2007	49
		Notes to Consolidated Financial Statements	50

		The above-referenced items were included as part of the original filing of the Form 10-K on September 29, 2009.

	2.	Financial Statement Schedule II—Valuation and Qualifying Accounts	88

		The above-referenced Schedule was included as part of the original filing of the Form 10-K on September 29, 2009.

		Other schedules have been omitted because they are not required, not applicable, or the required information is furnished in the consolidated statements or notes thereto

(b)		Exhibits
		The attached Exhibit Index lists the additional exhibits being filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOGIC CORPORATION

Date: November 24, 2009	By	/s/ JAMES W. GREEN
James W. Green
President and Chief Executive Officer

INDEX TO EXHIBITS

		Title	Incorporated by Reference to
	2.1	Shares Purchase Agreement, dated as of January 30, 2008, between Analogic Corporation and Chonqing Anke Medical Equipment Co.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.2	Termination Agreement, dated as of January 30, 2008, between Analogic Corporation and Shenzhen Anke High-Tech Company Limited	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.3	Agreement and Plan of Merger, dated as of March 5, 2008, by and among Analogic Corporation, Canton Merger Corporation, Copley Controls Corporation (“Copley”), the Principal Shareholders of Copley named therein, the Additional Shareholders of Copley named therein and Matthew Lorber, as the Securityholders’ Representative	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2008

	3.1	Restated Articles of Organization, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009

	3.2	By-laws, as amended	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 30, 2009

*	10.1	Form of Indemnity Agreement	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

*	10.2	Form of Indemnity Agreement for Directors and Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2007

*	10.3	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2006

*	10.4	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.5	Employee Qualified Stock Purchase Plan dated June 10, 1986, as amended October 9, 1997 and October 15, 2002	Exhibit 10.1 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on July 24, 2003

*	10.6	Key Employee Incentive Stock Option Plan dated June 11, 1993, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.7	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.8	Form of Stock Option Grant for 1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

		Title	Incorporated by Reference to
*	10.9	Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.10	Form of Stock Options Grant for Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.11	Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004

*	10.12	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.13	2007 Stock Option Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.14	Form of Stock Option Award Agreement for 2007 Stock Option Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.15	2007 Restricted Stock Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.16	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.17	Non-Employee Director Stock Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008

*	10.18	Nonqualified Deferred Compensation Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008

*	10.19	Analogic 401(k) Plan (January 1, 2007 Restatement)	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.20	Form of Notice to Executive Officers in the Analogic Corporation Annual Incentive Plan for Fiscal Year 2008	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007

*	10.21	Form of Notice to Executive Officers (at Vice President or higher level) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2009	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2008

*	10.22	Form of Notice to Executive Officers (who are Business Unit heads) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2009	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2008

*	10.23	Severance and Settlement Agreement and Release between Analogic Corporation and John W. Wood Jr., dated January 29, 2007	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 2, 2007

		Title	Incorporated by Reference to
*	10.24	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007 and accepted and agreed to by Mr. Green on May 1, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007

*	10.25	Amendment, dated December 24, 2008, to the Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.26	Letter Agreement, dated as of November 23, 2007, between Analogic Corporation and Bernard M. Gordon	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2007

*	10.27	Separation Agreement, dated as of January 31, 2008, between Analogic Corporation and Alex A. Van Adzin	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008

*	10.28	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007

*	10.29	Amendment, dated December 24, 2008, to Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.30	Form of Change of Control Agreement for Certain Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007

*	10.31	Change of Control Agreement, dated December 24, 2008, between Analogic Corporation and John Millerick	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.32	Incumbent Director Resignation Policy	Appendix C to the Company’s Definitive Proxy Statement dated November 28, 2008 for the Company’s Annual Meeting of Stockholders held January 26, 2009

*	10.33	Severance Plan for Management Employees, as Amended and Restated, effective as of December 31, 2008	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.34	Separation Agreement, dated June 10, 2009, between Analogic Corporation and John J. Millerick	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2009

*	10.35	Employment Agreement, dated June 8, 2009, between Analogic Corporation and Michael L. Levitz	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2009

	10.36	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005

	10.37	Peter Howard Copley Bonus Agreement

	Title	Incorporated by Reference to
21	List of Subsidiaries	Filed with our Annual Report on Form 10-K filed on September 29, 2009

23	Consent of PricewaterhouseCoopers LLP	Filed with our Annual Report on Form 10-K filed on September 29, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with our Annual Report on Form 10-K filed on September 29, 2009

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed with our Annual Report on Form 10-K filed on September 29, 2009

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with our Annual Report on Form 10-K filed on September 29, 2009

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with our Annual Report on Form 10-K filed on September 29, 2009

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

*	Management contract or compensatory plan or arrangement