Form 10-Q
period 2009-10-31
ANALOGIC CORP
filed 2009-12-10
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding at November 30, 2009 was 12,803,069.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	October 31, 2009	July 31, 2009
Assets
Current assets:
Cash and cash equivalents	$159,429	$119,855
Marketable securities	-	40,438
Accounts receivable, net of allowance for doubtful accounts of $745 and $728 at October 31, 2009 and July 31, 2009, respectively	67,906	64,874
Inventories	80,602	79,011
Refundable and deferred income taxes	8,183	11,131
Other current assets	11,764	8,982
Total current assets	327,884	324,291

Property, plant, and equipment, net	83,536	83,688
Capitalized software, net	4,874	5,037
Intangible assets, net	40,059	40,792
Goodwill	1,849	2,043
Other assets	1,188	328
Deferred income tax assets	8,064	7,935
Total Assets	$467,454	$464,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,021	$22,064
Accrued liabilities	28,598	30,868
Advance payments and deferred revenue	6,293	7,219
Total current liabilities	61,912	60,151

Long-term liabilities:
Accrued income taxes	5,541	5,541
Other long-term liabilities	797	903
Total long-term liabilities	6,338	6,444
Commitments and guarantees (Note 14)

Stockholders’ equity:
Common stock, $.05 par value	644	640
Capital in excess of par value	71,689	70,704
Retained earnings	314,838	316,079
Accumulated other comprehensive income	12,033	10,096
Total stockholders’ equity	399,204	397,519
Total Liabilities and Stockholders’ Equity	$467,454	$464,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2009	2008
Net revenue:
Product	$89,454	$94,947
Engineering	3,352	3,493
Other	2,571	3,112
Total net revenue	95,377	101,552
Cost of sales:
Product	59,777	65,278
Engineering	3,167	3,190
Other	1,571	1,789
Total cost of sales	64,515	70,257

Gross margin	30,862	31,295
Operating expenses:
Research and product development	11,455	12,567
Selling and marketing	9,308	9,684
General and administrative	10,095	10,628
Total operating expenses	30,858	32,879
Income (loss) from operations	4	(1,584)
Other income (loss):
Interest income, net	176	1,008
Other	(143)	433
Total other income	33	1,441
Income (loss) before income taxes	37	(143)
Provision for (benefit from) income taxes	11	(463)
Net income	$26	$320
Net income per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Weighted-average shares outstanding:
Basic	12,672	13,240
Diluted	12,820	13,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$26	$320

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for (benefit from) deferred income taxes	(441)	(2,525)
Depreciation and amortization	4,415	4,867
Allowance for (recoveries of) doubtful accounts and notes receivable	6	3
Net loss on sale of property, plant, and equipment	2	17
Share-based compensation expense	1,155	1,662
Excess tax provision (benefit) from share-based compensation	49	(15)
Net changes in operating assets and liabilities (Note 11)	(2,889)	(16,194)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	2,323	(11,865)

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(2,224)	(3,345)
Capitalized software development costs	(184)	(611)
Purchase of short-term held-to-maturity marketable securities	-	(50,257)
Maturities of short-term held-to-maturity marketable securities	40,438	12,530
Proceeds from the sale of property, plant, and equipment	4	43
Investments in and advances to affiliated companies	-	(2)
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	38,034	(41,642)

FINANCING ACTIVITIES:
Net issuance of stock pursuant to exercise of stock options and employee stock purchase plan (shares surrendered by employees to meet tax withholding obligations)	(117)	172
Excess tax provision (benefit) from share-based compensation	(49)	15
Purchase of common stock	-	(3,502)
Dividends paid to stockholders	(1,267)	(1,347)
NET CASH USED FOR FINANCING ACTIVITIES	(1,433)	(4,662)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	650	(4,519)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$39,574	$(62,688)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,855	173,912

CASH AND CASH EQUIVALENTS, END OF PERIOD	$159,429	$111,224

Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$2,703	$(119)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation (“Analogic” or the “Company”) is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users in the healthcare and homeland security markets. The Company is recognized worldwide for advancing state-of-the-art technology in the areas of medical Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Digital Radiography, Specialized Ultrasound, and Automatic Explosives Detection Systems for airport security. The Company’s OEM customers incorporate its technology into systems they in-turn sell for various medical and security applications. The Company also sells its ultrasound products directly to specialized clinical end-user markets through its direct worldwide sales force under the business name B-K Medical ApS (“B-K Medical”). The Company’s top ten customers combined for approximately 69% and 70% of the Company’s total product and engineering revenue for the three months ended October 31, 2009 and 2008, respectively. The Company had three customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during the three months ended October 31, 2009 or 2008.

	Three Months Ended October 31,
	2009	2008
Koninklijke Philips Electronics N.V. (“Philips”)	17%	17%
Toshiba Corporation (“Toshiba”)	15%	13%
L-3 Communications Corporation (“L-3”)	(*)	10%

Note (*): Total product and engineering revenue was less than 10% in this quarter.

Philips accounted for 22% and 12% of net accounts receivable at October 31, 2009 and July 31, 2009, respectively, while L-3 accounted for 13% of net accounts receivable at July 31, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three months ended October 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2010 (“fiscal year 2010”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2009 (“fiscal year 2009”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2009. The accompanying Consolidated Balance Sheet as of July 31, 2009 contains data derived from audited financial statements.

Reclassification

In the fourth quarter of fiscal year 2009, the Company identified certain amounts totaling $1,654 recorded within “Effect of exchange rate on cash” in its unaudited Consolidated Statements of Cash Flows for the three months ended October 31, 2008 that more appropriately should have been classified within cash flow from operating activities and investing activities. The Company determined that this change in classification was not material to its unaudited Consolidated Statement of Cash Flows for fiscal year 2009 and corrected the classification in the accompanying unaudited Consolidated Statement of Cash Flows.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. Recent accounting pronouncements:

Recently adopted

Hierarchy of generally accepted accounting principles

In June 2009, the Financial Accounting Standards Board (“FASB”) released the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP, but does significantly change the way in which the accounting literature is organized, combining all authoritative standards in a comprehensive, topically organized database. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Company adopted the provisions of this guidance during the quarter ended October 31, 2009, which had no impact on the Company’s financial position, results of operations, or cash flows.

Business combinations and noncontrolling interests

Effective August 1, 2009, the Company adopted FASB guidance that requires an acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. This guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can more fully understand the nature and financial impact of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s fiscal year 2010. An entity may not apply it before that date. The provisions of this guidance will only impact the Company if the Company is a party to a business combination after July 31, 2009.

Effective August 1, 2009, the Company adopted FASB guidance that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance was effective as of the beginning of the first annual reporting period that began after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Effective August 1, 2009, the Company adopted FASB guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requiring enhanced related disclosures. The guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Although future transactions involving intangible assets may be affected by this guidance, it did not impact the Company’s financial position, results of operations, or cash flows, as the Company did not acquire any intangible assets during the three months ended October 31, 2009.

Effective August 1, 2009, the Company adopted FASB guidance that amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination. The impact of the adoption on the Company’s consolidated financial statements will largely depend on the size and nature of any business combinations. The provisions of this amendment will only impact the Company if the Company is a party to a business combination after July 31, 2009.

Fair value

Effective August 1, 2009, the Company adopted FASB guidance requiring disclosures about fair value of financial instruments for interim and annual reporting periods and is effective for interim reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Earnings per share

Effective August 1, 2009, the Company adopted FASB guidance that classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with this guidance, with early application not permitted. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Revenue recognition

In October 2009, the FASB issued an amendment which eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE evidence is not available; and (3) estimated selling (“ESP”) price if neither VSOE nor TPE is available. Additionally, the amendment expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This amendment is effective for the Company on August 1, 2010; however, the Company has elected to early adopt as permitted by the amendment and will prospectively apply the provisions of the amendment to all revenue arrangements entered into or materially modified after July 31, 2009. The adoption of the amendment did not have a material impact on the Company’s financial position, results of operations, or cash flows. See Note 3 for further discussion.

In October 2009, the FASB issued an amendment which amends the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This amendment is effective for the Company on August 1, 2010; however, the Company has elected to early adopt as permitted by the amendment and will prospectively apply the provisions of the amendment to all revenue arrangements entered into or materially modified after July 31, 2009. The adoption of the amendment did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Not yet effective

Special purpose entities

In June 2009, the FASB issued guidance that eliminates the concept of a qualified special-purpose entity and related guidance, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the effect, if any, that adoption of this guidance will have on its financial position, results of operations, and cash flows.

In June 2009, the FASB issued guidance that requires former qualified special-purpose entities to be evaluated for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, and requires companies to more frequently reassess whether they must consolidate VIEs. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the effect, if any, that adoption of this guidance will have on its financial position, results of operations, and cash flows.

Fair value

In August 2009, the FASB issued an update, which provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. Changes as a result of this update are effective for the Company on November 1, 2009. The Company does not believe that adoption of these changes will have a material effect on its financial position, results of operations, or cash flows.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Significant Accounting Policies

The Company has had no changes to its significant accounting policies from those described in the notes to its consolidated financial statements for the fiscal year 2009 that were included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2009, except for allocation of consideration in multiple element revenue arrangements.

As discussed in Note 2, the Company early adopted guidance on August 1, 2009 that eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.

Per the provisions of this guidance, the Company allocates arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on its relative selling price. The Company determines selling price using VSOE, if it exists, and otherwise TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses ESP. The Company generally expects that it will not be able to establish TPE due to the nature of the markets in which the Company competes, and, as such, the Company typically will determine selling price using VSOE or if not available, ESP.

VSOE is generally limited to the price charged when the same or similar product or service is sold separately or, if applicable, the stated substantive renewal rate in the agreement. If a product or service is seldom sold separately, it is unlikely that the Company can determine VSOE for the product or service. The Company defines VSOE as a median price of recent standalone transactions that are priced within a narrow range, as defined by the Company, or stated renewal rates in contracts.

TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately. As noted above, the Company typically is not able to use TPE as the Company is usually not able to obtain sufficient information on competitor pricing to substantiate TPE.

If the Company is unable to establish selling price using VSOE or TPE, and the order was received or materially modified after July 31, 2009, the Company will use ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis.

The Company’s determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, the Company will consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts and the Company’s ongoing pricing strategy and policies.

During the current quarter, the Company did not have any significant transactions with multiple elements that required the arrangement consideration to be allocated using this guidance. The Company will determine ESP for deliverables in future agreements based on the specific facts and circumstances of the arrangement.

4. Share-based payment:

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The Company estimates the fair value of time-based restricted stock awards based on the quoted market price of its Common Stock and the fair value of performance-based restricted stock awards based on either the quoted market price of its Common Stock for performance based upon the Company’s financial results, such as a non-GAAP earnings per share target or the use of a Monte-Carlo Simulation Model for performance based on market conditions such as a relative total shareholder return (“TSR”) target. For time or service based awards the Company recognizes the associated share-based compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on the vesting dates to reflect actual forfeitures. For performance-based awards with an earnings per share related target, management evaluates the probability of meeting the performance criteria at each balance sheet date and related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with a market condition related target, related compensation cost is amortized over the performance period on a straight-line basis regardless of whether the awards are ultimately earned.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended October 31,
	2009	2008
Cost of product sales	$84	$81
Research and product development	244	367
Selling and marketing	120	174
General and administrative	707	1,040
Share-based compensation expense before tax	1,155	1,662
Income tax effect	375	468
Net share-based compensation expense	$780	$1,194

In the fiscal year ended July 31, 2008 (“fiscal year 2008”) and fiscal year 2009, the Company’s Compensation Committee (the “Committee”) granted performance contingent restricted stock awards, (“performance awards”), which will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle, which is July 31, 2010 for 89,544 shares granted in fiscal year 2008 and July 31, 2011 for 42,998 shares granted in fiscal year 2009. The performance goal for the performance awards is based solely on the compound annual growth of an adjusted earnings per share metric. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to, in most cases, 200% of the target award, or up to 265,085 shares. The actual number of shares to be issued will also include the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards is $15,502 based on a weighted average grant date fair value of $58.48 per share. Compensation expense is being recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of each three-year performance cycle. As of October 31, 2009, the Company estimated that total awards covering 12,847 shares with a value of $755 were deemed probable of vesting out of awards totaling 132,542 outstanding shares. During the three months ended October 31, 2009 and 2008, compensation expense (income) of ($137) and $420, respectively, was recognized for the performance awards based on the number of shares deemed probable of vesting.

On October 14, 2009, the Committee granted performance awards of 72,074 shares, of which 50% will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s cumulative non-GAAP earnings per share and 50% will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s TSR as determined against a specified peer group. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to, in most cases, 200% of the target award, or up to 144,148 shares. The issuance of the shares will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $2,893 based on a weighted average grant date fair value of $40.14 per share as determined by the closing stock price on the date of grant. Compensation expense is being recognized over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of shares that are deemed to be probable of vesting at the end of each three-year performance cycle. The compensation expense for the performance awards with the TSR target is $1,773, which will be recognized over a derived service period of 2.8 years. The $1,773 is based on a weighted average grant date fair value of $49.19 per share as determined by a Monte-Carlo Simulation Model with the following assumptions:

Three Months Ended October 31, 2009
Stock Price (1)	$40.14
Expected volatility factor (2)	50%
Risk-free interest rate (3)	1.37%
Expected annual dividend yield	0.0%

(1)	The stock price is the closing price of the Company’s Common Stock on the date of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the peer group companies over the past 2.80 years, which is the remaining term of the performance period from the date of grant.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The weighted average grant date fair values of options granted was $22.07 per share during the three months ended October 31, 2008. There were no options granted in the three months ended October 31, 2009. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended October 31, 2008
Expected option term (1)	4.7 years
Expected volatility factor (2)	34%
Risk-free interest rate (3)	3.04%
Expected annual dividend yield	0.6%

(1)	The option life was determined by estimating the expected option life using historical data.
(2)	The stock volatility for each grant is determined based on the review of the weighted average of historical daily price changes of the Company’s Common Stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted under the Company’s employee stock purchase plan during the three months ended October 31, 2009 or 2008.

The following table sets forth the stock option and restricted stock transactions from July 31, 2009 to October 31, 2009:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock		Performance-Based Unvested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2009	415,021	$53.84	4.55	$167	113,309	$55.62	137,909	$58.55

Granted	-	-			-	-	72,074	44.67
Exercised	-	-			-	-	-	-
Vesting of restricted stock	-	-			(10,824)	50.69	-	-
Cancelled (forfeited and expired)	(20,990)	50.09			(3,008)	54.51	(5,367)	60.25

Outstanding at October 31, 2009	394,031	54.04	4.60	184	99,477	56.11	204,616	53.62

Options vested or expected to vest at October 31, 2009 (1)	369,022	53.78	4.51	166

Options exercisable at October 31, 2009	174,769	49.30	2.63	12

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Marketable securities and fair value:

The Company measures the fair value of its financial assets and liabilities and non-financial assets and liabilities at least annually using a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

The Company did not have any financial assets or liabilities measured at fair value at October 31, 2009 or July 31, 2009.

The following table summarizes the composition of the Company’s marketable securities at October 31, 2009 and July 31, 2009.

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
October 31, 2009
Held-to-Maturity Securities
Certificates of deposit	$-	$-	$-	$-

July 31, 2009
Held-to-Maturity Securities
Certificates of deposit	$40,438	$-	$-	$40,438

There were no realized gains or losses on marketable securities in the three months ended October 31, 2009 and 2008, as the cost approximated fair value.

6. Goodwill and other intangible assets:

The carrying amount of the goodwill at October 31, 2009 and July 31, 2009 was $1,849 and $2,043, respectively. The decrease in goodwill of $194 from July 31, 2009 to October 31, 2009 was due primarily to an adjustment to the purchase price of Copley Controls Corporation (“Copley”) of $194, which was released to the Company from the escrow on November 30, 2009.

Intangible assets at October 31, 2009 and July 31, 2009 consisted of the following:

	October 31, 2009			July 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$11,771	$1,732	$10,039	$11,771	$1,450	$10,321
Customer relationships	25,200	2,787	22,413	25,200	2,336	22,864
Tradename	7,607	-	7,607	7,607	-	7,607
Backlog	2,063	2,063	-	2,063	2,063	-
Total	$46,641	$6,582	$40,059	$46,641	$5,849	$40,792

Amortization expense related to acquired intangible assets was $733 and $1,595 for the three months ended October 31, 2009 and 2008, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2010 (Remaining nine months)	$2,198
2011	2,931
2012	2,931
2013	2,931
2014	2,931

$13,922

The Company tests goodwill and indefinite lived intangible assets for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by the Company in connection with the acquisition of Copley on April 14, 2008. The tradename represents the value allocated to the Copley tradename in connection with the acquisition of Copley. The goodwill and Copley tradename are part of the OEM reporting unit, which the Company tests for goodwill impairment during the second quarter of each fiscal year.

7. Restructuring and voluntary retirement charges:

The following table summarizes accrued restructuring and voluntary retirement charges activity from July 31, 2008 through October 31, 2009:

	Involuntary Employee Severance	Facility Exit Costs	Voluntary Retirement Program	Copley Acquisition	Total
Balance at July 31, 2008	$309	$-	$3,395	$1,376	$5,080
Cash payments	(266)	-	(3,287)	(113)	(3,666)
Balance at October 31, 2008	43	-	108	1,263	1,414
Restructuring charge	3,488	-	-	-	3,488
Cash payments	(96)	-	(83)	(351)	(530)
Foreign exchange	(39)	-	-	-	(39)
Balance at January 31, 2009	3,396	-	25	912	4,333
Cash payments	(1,559)	-	(25)	(305)	(1,889)
Foreign exchange	26	-	-	-	26
Balance at April 30, 2009	1,863	-	-	607	2,470
Restructuring charge	2,073	1,058	-	-	3,131
Cash payments	(1,250)	-	-	(206)	(1,456)
Reversal through goodwill	-	-	-	(375)	(375)
Foreign exchange	42	-	-	-	42
Balance at July 31, 2009	2,728	1,058	-	26	3,812
Cash payments	(1,211)	(189)	-	(26)	(1,426)
Foreign exchange	16	0	-	-	16
Balance at October 31, 2009	$1,533	$869	$-	$-	$2,402

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The remaining cash expenditures as of October 31, 2009 consist of approximately $1,533 in employee severance that will be paid within the next nine months and facility exit costs of $869 that will be paid within the next twenty four months.

8. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	October 31, 2009	July 31, 2009
Inventories:
Raw materials	$48,998	$49,828
Work-in-process	13,989	13,194
Finished goods	17,615	15,989
	$80,602	$79,011
Accrued liabilities:
Accrued employee compensation and benefits	$11,304	$12,076
Accrued restructuring charges	2,402	3,812
Accrued warranty	6,600	6,456
Other	8,292	8,524
	$28,598	$30,868
Advance payments and deferred revenue:
Deferred revenue	$4,558	$5,647
Customer deposits	1,735	1,572
	$6,293	$7,219

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

	Three Months Ended October 31,
	2009	2008
Net income	$26	$320

Weighted average number of common shares outstanding-basic	12,672	13,240
Effect of dilutive securities:
Stock options and restricted stock	148	116
Weighted average number of common shares outstanding-diluted	12,820	13,356

Net loss earnings per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Anti-dilutive shares issuable under our stock plans	417	190

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Comprehensive income (loss):

Components of comprehensive income (loss) include net income and certain transactions that have generally been reported as a component of Stockholders’ Equity. The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended October 31,
	2009	2008
Net Income	$26	$320

Other comprehensive income, net of taxes:

Pension adjustment, net of tax provisions of $6 and $9 for the three months ended October 31, 2009 and 2008, respectively.	8	15

Foreign currency translation adjustment, net of a tax provision of $29 and a tax benefit of $1,183 for the three months ended October 31, 2009 and 2008, respectively.	1,929	(15,183)

Total comprehensive income (loss)	$1,963	$(14,848)

The components of accumulated other comprehensive income, net of taxes, at October 31, 2009 and July 31, 2009 are as follows:

	October 31, 2009	July 31, 2009
Pension adjustment	$(2,087)	$(2,095)
Foreign currency translation adjustment	14,120	12,191
Total	$12,033	$10,096

11. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities were as follows:

	Three Months Ended October 31,
	2009	2008
Accounts receivable	$(2,213)	$(754)
Inventories	(1,308)	(2,593)
Other assets	(3,622)	(3,619)
Refundable income taxes	2,716	-
Accounts payable	4,835	1,597
Accrued liabilities	(2,662)	(10,935)
Advance payments and deferred revenue	(1,056)	178
Other liabilities	(106)	(109)
Accrued income taxes	527	41
Net changes in operating assets and liabilities	$(2,889)	$(16,194)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Taxes:

The following table presents the provision (benefit) for income taxes and the effective income tax rates:

	Three Months Ended October 31,
	2009	2008
Provision (benefit) for income taxes	$11	$(463)
Effective tax rate	30%	324%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate of 30% for the three months ended October 31, 2009 was due primarily to lower foreign tax rates and Federal and state research and experimentation credits. The effective tax rate for the three months ended October 31, 2008 was due primarily to a discrete benefit of 283% for the reinstatement of the Federal research and experimentation credit back to January 1, 2008 and to a discrete benefit of 11% for disqualified dispositions of incentive stock options. Also contributing to the lower rate were lower foreign tax rates and additional Federal and state research and experimentation credits.

The total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, were as follows for the dates indicated.

October 31, 2009	July 31, 2009
$ 12,879	$ 12,877

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would impact the Company’s effective tax rate.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters through the fiscal year ended July 31, 2002 and for the fiscal year ended July 31, 2005. In the next four fiscal quarters, the statute of limitations may close on the Federal and state income tax returns for the fiscal years ended July 31, 2003, 2004, and 2006 and on the tax returns filed in various foreign jurisdictions for the fiscal years ended July 31, 2004 and 2005. It is reasonably expected that net unrecognized benefits of $2,174 from these jurisdictions may be recognized within the next four quarters.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At October 31, 2009, the Company had approximately $1,342 accrued for interest on unrecognized tax benefits.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Segment information:

The Company operates primarily within two major markets: Medical Technology and Security Technology. During the quarter, as part of a strategic review, the Company evaluated the appropriateness and naming of its segments. The Company decided to retain the composition of its reporting segments but change the names to more accurately depict the nature of those segments. Medical Technology consists of three reporting segments: CT and MRI (formerly Medical Imaging Products), which consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment; Digital Radiography, which consists primarily of state-of-the-art, direct conversion amorphous selenium-based, digital, flat-panel, x-ray detectors for diagnostic and interventional applications in mammography; and Specialized Ultrasound (formerly B-K Medical) for ultrasound systems and probes in the urology, surgery, and radiology markets. Security Technology consists of advanced weapon and threat detection aviation security systems and subsystems. The Company’s Other segment represents the Company’s hotel business and general corporate income and expenses. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2009.

The table below presents information about the Company’s reportable segments.

	Three Months Ended October 31,
	2009	2008
Revenue:
Medical Technology from external customers:
CT and MRI	$57,659	$59,244
Digital Radiography	8,204	7,454
Specialized Ultrasound	20,013	18,888
Total Medical Technology	85,876	85,586

Security Technology from external customers	6,930	12,854
Other	2,571	3,112
Total	$95,377	$101,552

Income (loss) before income taxes

Medical Technology:
CT and MRI	$1,270	$(1,451)
Digital Radiography	639	559
Specialized Ultrasound	(663)	(2,105)
Total Medical Technology	1,246	(2,997)

Security Technology	(1,671)	1,547
Other	462	1,307
Total	$37	$(143)

	October 31, 2009	July 31, 2009
Identifiable assets:
CT and MRI	$136,986	$134,202
Digital Radiography	28,337	28,562
Specialized Ultrasound	93,016	92,551
Security Technology	13,859	11,849
Other (A)	195,256	196,950
Total	$467,454	$464,114

(A)	Includes cash and cash equivalents and marketable securities of $130,277 and $132,433 at October 31, 2009 and July 31, 2009, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14. Commitments and guarantees:

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2009.

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

	Three Months Ended October 31,
	2009	2008
Balance at the beginning of the period	$6,456	$5,403
Accrual	1,477	722
Settlements made in cash or in kind during the period	(1,333)	(1,241)
Balance at the end of the period	$6,600	$4,884

The Company currently has approximately $22,500 in revolving credit facilities with banks available for direct borrowings. The Company’s revolving credit facility agreements contain a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant at October 31, 2009 with a tangible net worth of approximately $352,400. As of October 31, 2009, there were no direct borrowings or off-balance sheet arrangements.

15. Common Stock repurchase:

On October 13, 2008, the Company’s Board of Directors authorized the repurchase of up to $25,000 of the Company’s Common Stock. The Company completed the repurchase program, which was funded using the Company’s available cash, in the second quarter of fiscal year 2009. During fiscal year 2009, the Company repurchased 736,694 shares of Common Stock under this repurchase program for $25,022 at an average purchase price per share of $33.97. Included in the $25,022 paid for the Common Stock under this program was $22 of commissions and fees to the Company’s broker.

During the first quarter of fiscal year 2009, the Company repurchased and retired 88,674 shares of Common Stock under this repurchase program for $3,502 at an average purchase price of $39.50 per share.

16. Subsequent Event

The Company declared a dividend of $0.10 per share of Common Stock on December 3, 2009, which will be paid on December 30, 2009 to stockholders of record on December 16, 2009.

The Company has evaluated subsequent events through December 10, 2009, which represents the date the financial statements were issued. The Company did not identify any other subsequent events that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ from the projected results. See “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for fiscal year 2009 as filed with the U.S Securities and Exchange Commission (the “SEC”) on September 29, 2009 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The periods ended October 31, 2009 and 2008 represent the first quarters of the 2010 and 2009 fiscal years, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufactures (“OEMs”) and end users in the healthcare and homeland security markets. We are recognized worldwide for advancing state-of-the-art technology in the areas of medical Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Digital Radiography, Specialized Ultrasound, and Automated Explosive Detection Systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly to specialized clinical end-user markets through our direct worldwide sales force under the business name B-K Medical ApS (“B-K Medical”).

We operate primarily within two major markets: Medical Technology and Security Technology. Medical Technology consists of three reporting segments: CT and MRI (formerly Medical Imaging Products), which consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment; Specialized Ultrasound (formerly B-K Medical) for ultrasound systems and probes in the urology, surgery, and radiology markets; and Digital Radiography, which consists primarily of state-of-the-art, direct conversion amorphous selenium-based, digital, flat-panel, x-ray detectors for diagnostic and interventional applications in mammography. Security Technology consists of advanced weapon and threat detection aviation security systems and subsystems.

A significant portion of our products are sold to OEMs, whose purchasing dynamics have an impact on our reported sales. OEMs that purchase our CT, MRI, and Digital Radiography products generally incorporate those products as components in their systems, which are in turn sold to end users, primarily hospitals and medical clinics. In our Security Technology business, a major OEM customer purchases and resells our products to end users including domestic and foreign airports as well as the Transportation Security Administration (“TSA”). In Security Technology, our OEM customer’s purchasing dynamics are affected by the level of government funding, the expansion of airport terminals and fluctuations in airline passenger volume.

Over the past several years, we have had significant cash and marketable securities balances, which over the past year have continued to be impacted by a reduction in interest rates. We have historically invested in U.S government backed securities, bonds, and certificates of deposit, the interest rates of which have declined significantly over the last year.

The following table sets forth key financial data from our unaudited Consolidated Statements of Operations for the three months ended October 31, 2009 and 2008.

	Three Months Ended October 31,		Percentage Change
	2009	2008
Total net revenue	$95,377	$101,552	-6.1%
Income (loss) from operations	4	(1,584)	N/A
Net income	26	320	-91.9%
Diluted net income per share	0.00	0.02	-100.0%

The decline in net revenue for the three months ended October 31, 2009 as compared to the same period last year was due to fewer shipments to our Security Technology OEM customer. We understand that the fewer shipments were largely driven by delays in TSA orders for airport security systems. Income from operations increased in the three months ended October 31, 2009 as compared to the same period last year due primarily to improved product gross margin and lower operating expenses driven by workforce reductions in fiscal year 2009. Net income and diluted net income per share declined due primarily to lower revenue, lower interest income, and less tax benefits, which was partially offset by improved gross margin and a decline in operating expenses.

The following table sets forth an overview of cash flows for the three months ended October 31, 2009 and 2008.

	Three Months Ended October 31,
	2009	2008
Net cash provided by (used for) operating activities	$2,323	$(11,865)
Net cash provided by (used for) investing activities	38,034	(41,642)
Net cash used for financing activities	(1,433)	(4,662)
Effect of exchange rate changes on cash	650	(4,519)
Net increase (decrease) in cash and cash equivalents	$39,574	$(62,688)

During the three months ended October 31, 2009, we continued to generate cash from our operating activities. The most significant adjustments to reconcile net income to net cash provided by operating activities in the three months ended October 31, 2009 were depreciation and amortization of $4,415 and share-based compensation expense of $1,155, partially offset by a net change in operating assets and liabilities of $2,889.

The net cash used for investing activities in the three months ended October 31, 2009 was due primarily to the maturity of $40,438 of short-term held-to-maturity marketable securities, partially offset by property, plant, and equipment additions of $2,224.

The net cash used for financing activities in the three months ended October 31, 2009 was due primarily to $1,267 of dividends paid to stockholders.

Results of Operations

Net Revenue

Product Revenue

Product revenue is summarized in the table below.

	Three Months Ended October 31,
	2009	2008	Change
Product Revenue:
Medical Technology:
CT and MRI	$54,982	$57,981	-5.2%
Digital Radiography	8,128	7,454	9.0%
Specialized Ultrasound	20,013	18,888	6.0%
Total Medical Technology	83,123	84,323	-1.4%
Security Technology	6,331	10,624	-40.4%
Total	$89,454	$94,947	-5.8%

CT and MRI

The decrease in product revenue for the three months ended October 31, 2009 versus the prior year comparable period was due primarily to a decline in demand by one of our OEM customers for MRI gradient amplifiers as well as a decline in hospital spending reflecting the global economic slowdown.

Digital Radiography

The increase in product revenue in the three months ended October 31, 2009 versus the prior year comparable period was due primarily to an increase in shipments of mammography detectors to an OEM customer. Partially offsetting this growth was a decline in non-mammography detectors that are being phased out.

Specialized Ultrasound

The increase in product revenue in the three months ended October 31, 2009 versus the prior year comparable period was due primarily to an increase in demand for our new product lines, the Flex Focus and Pro Focus UltraView portable ultrasound scanners, which were introduced late in the second and third quarters of fiscal year 2009, respectively. Also contributing to the increase was a favorable exchange rate change.

Security Technology

The decrease in product revenue in the three months ended October 31, 2009 versus the prior year comparable period was due to fewer baggage scanners being shipped to our OEM customer. We understand that the fewer shipments were largely driven by delays in TSA orders for airport security systems. This decrease was partially offset by an increase in sales of spare parts and accessories of approximately $1,300.

Engineering Revenue

Engineering revenue is summarized in the table below.

	Three Months Ended October 31,
	2009	2008	Change
Engineering Revenue:
Medical Technology:
CT and MRI	$2,677	$1,263	112.0%
Digital Radiography	76	-	N/A
Total Medical Technology	2,753	1,263	118.0%
Security Technology	599	2,230	-73.1%
Total	$3,352	$3,493	-4.0%

CT and MRI

The increase in engineering revenue in the three months ended October 31, 2009 versus the prior year comparable period was due primarily to an increase in activity on customer funded engineering projects.

Digital Radiography

The increase in engineering revenue in the three months ended October 31, 2009 versus the prior year comparable period was due primarily to the completion of a milestone on a project for an OEM customer in the three months ended October 31, 2009 as compared to no milestones being completed in the same period of the prior year.

Security Technology

The decrease in engineering revenue in the three months ended October 31, 2009 versus the prior year comparable period was due primarily to engineering revenue on a time and materials project with the TSA to transition the eXaminer XLB from a prototype into a manufacturable product. This effort was ramping up in the three months ended October 31, 2008 and began winding down in the fourth quarter of fiscal year 2009. The eXaminer XLB was certified by the TSA in the first quarter of fiscal year 2010.

Other Revenue

Other revenue is summarized in the table below.

	Three Months Ended October 31,
	2009	2008	Change
Other Revenue:
Hotel	$2,571	$3,112	-17.4%

The decrease in the three months ended October 31, 2009 versus the prior year comparable period was due primarily to lower occupancy of the hotel due to lower business and personal travel as a result of the continuing economic slowdown.

Gross Margin

Product Gross Margin

Product gross margin is summarized in the table below.

	Three Months Ended October 31,		Percentage Change
	2009	2008
Product gross margin	$29,677	$29,669	0.0%
Product gross margin %	33.2%	31.2%

Product gross margin percentage increased in the three months ended October 31, 2009 versus the prior year comparable period due primarily to improved margins in the Specialized Ultrasound and Digital Radiography businesses as well as a decrease in amortization of intangible assets from the acquisition of Copley of $862. The improved gross margin in Specialized Ultrasound was due primarily to improved product mix as a result of the new product launches in the second and third quarters of fiscal year 2009. The improved gross margin in Digital Radiography was due primarily to improved manufacturing efficiency. These increases were partially offset by reduced manufacturing efficiency in the Security Technology business due to fewer shipments to our OEM customer in the three months ended October 31, 2009.

Engineering Gross Margin

Engineering gross margin is summarized in the table below.

	Three Months Ended October 31,		Percentage Change
	2009	2008
Engineering gross margin	$185	$303	-38.9%
Engineering gross margin %	5.5%	8.7%

The engineering gross margin in the three months ended October 31, 2009 remained relatively consistent with the prior year comparable period. Historically, we have not generated significant positive gross margin on our engineering projects.

Operating Expenses

Operating expenses are summarized in the table below.

	Three Months Ended October 31,
	2009	2008
Research and product development	$11,455	$12,567
Selling and marketing	9,308	9,684
General and administrative	10,095	10,628
	$30,858	$32,879

Operating expenses as a percentage of total net revenue are summarized in the table below.

	Three Months Ended October 31,
	2009	2008
Research and product development	12.0%	12.4%
Selling and marketing	9.8%	9.5%
General and administrative	10.6%	10.5%
	32.4%	32.4%

Operating expenses decreased $2,021 for the three months ended October 31, 2009 from the three months ended October 31, 2008, due primarily to workforce reductions in fiscal year 2009 and a decline in share-based compensation expense of $510.

Other Income

Other income is summarized in the table below.

	Three Months Ended October 31,
	2009	2008
Interest income, net	$176	$1,008
Other income (loss), net	$(143)	$433

The decrease in net interest income in the three months ended October 31, 2009 versus the prior year comparable period was due primarily to a decline in interest rates.

Net other income (loss) during the three months ended October 31, 2009 and 2008 consisted predominantly of foreign currency exchange gains and losses by our Canadian subsidiary.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes and the effective tax rates are summarized in the table below.

	Three Months Ended October 31,
	2009	2008
Provision (benefit) for income taxes	$11	$(463)
Effective tax rate	30%	324%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate of 30% for the three months ended October 31, 2009 was due primarily to lower foreign tax rates and Federal and state research and experimentation credits. The effective tax rate for the three months ended October 31, 2008 was due primarily to a discrete benefit of 283% for the reinstatement of the Federal research and experimentation credit back to January 1, 2008 and to a discrete benefit of 11% for disqualified dispositions of incentive stock options. Also contributing to the lower rate were lower foreign tax rates and additional Federal and state research and experimentation credits.

Net Income per Share

Net income and diluted net income per share for the three months ended October 31, 2009 and 2008 are as follows:

	Three Months Ended October 31,
	2009	2008
Net income	$26	$320
% of net revenue	0.0%	0.3%
Diluted net income per share	$0.00	$0.02
Diluted weighted average shares outstanding	12,820	13,356

The decreases in net income and diluted net income per share for the three months ended October 31, 2009 versus the prior year comparable period were due primarily to declines in sales volumes, gross margins, and interest income, partially offset by a decline in operating expenses.

Liquidity and Capital Resources

Key liquidity and capital resource information is summarized in the table below.

	October 31, 2009	July 31, 2009

Cash and cash equivalents and marketable securities	$159,429	$160,293
Working capital	$265,972	$264,140
Current ratio	5.3 to 1	5.4 to 1

The decrease in the current ratio from July 31, 2009 to October 31, 2009 was due primarily to an increase in accounts payable, in part reflecting the timing of vendor payments.

We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents and marketable securities are appropriately valued at October 31, 2009 and are not aware of any market events to date that would impact their valuation. This could change in the future should new developments arise in the credit markets.

We face limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada and Europe. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% depreciation in the October 31, 2009 and July 31, 2009 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $9,300 and $9,400, respectively.

The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2009, due to the short maturities of these instruments.

Cash equivalents totaled $158,429 at October 31, 2009 and consist solely of highly liquid investments with maturities of three months or less from the time of purchase. At October 31, 2009, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended October 31,
	2009	2008
Net cash provided by (used for) operating activities	$2,323	$(11,865)
Net cash provided by (used for) investing activities	38,034	(41,642)
Net cash used for financing activities	(1,433)	(4,662)
Effect of exchange rate changes on cash	650	(4,519)
Net increase (decrease) in cash and cash equivalents	$39,574	$(62,688)

The cash flows provided by operating activities in the three months ended October 31, 2009 were due primarily to the adjustments to reconcile net income, which consisted of depreciation and amortization and share-based compensation expense of $4,415 and $1,155, respectively, partially offset by a net change in operating assets and liabilities of $2,889. The net change in operating assets and liabilities was due primarily to increases in other assets, accounts receivable, and inventories of $3,622, $2,213, and $1,308, respectively, as well as decreases in accrued liabilities and advance payments and deferred revenue of $2,662 and $1,056, respectively. These changes were partially offset by an increase in accounts payable of $4,835 and a decrease in refundable income taxes of $2,716.

The increase in other assets of $3,622 was due primarily to an advance of $2,000 paid as part of a technology development arrangement, which is expected to be repaid over the next 18 months according to the development plan and milestones. The increase in accounts receivable of $2,213 was due primarily to timing of customer collections. The increase in inventories of $1,308 was due primarily to the lower level of shipments in the Security Technology business during the first quarter of fiscal year 2010 as well as increased short term stocking levels to compensate for higher lead times from certain vendors. The decrease in refundable income taxes was due primarily to an income tax refund of $2,716 from the U.S. Internal Revenue Service that was received in the first quarter of fiscal year 2009.

The decrease in accrued liabilities of $2,662 was due primarily to the payment of restructuring charge severance and benefit costs. The decrease in advance payments and deferred of revenue of $1,056 was due primarily the completion of milestones on certain CT and MRI customer funded engineering projects. The increase in accounts payable of $4,835 was due primarily to the timing of vendor payments.

Net cash provided by investing activities in the three months ended October 31, 2009 was due primarily to the maturity of $40,438 of short-term held-to-maturity marketable securities, which was partially offset by property, plant, and equipment additions of $2,224.

The net cash used for financing activities in the three months ended October 31, 2009 was due primarily to $1,267 of dividends paid to stockholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Our contractual obligations at October 31, 2009, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$9,780	$2,990	$2,633	$1,158	$2,999
Purchasing obligations	42,842	37,907	4,927	8	-
	$52,622	$40,897	$7,560	$1,166	$2,999

As of October 31, 2009, the total liabilities associated with uncertain tax positions were $7,715. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

We currently have approximately $22,500 in revolving credit facilities with banks available for direct borrowings. Our revolving credit facility agreements contain a number of covenants, including a covenant requiring us to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. We were in compliance with this covenant at October 31, 2009 with a tangible net worth of approximately $352,400. As of October 31, 2009, there were no direct borrowings or off-balance sheet arrangements.

Recent Accounting Pronouncements

Recently adopted

Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) released the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change accounting principles generally accepted in the United States of America (“GAAP”), but does significantly change the way in which the accounting literature is organized, combining all authoritative standards in a comprehensive, topically organized database. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. We adopted the provisions of this guidance during the quarter ended October 31, 2009, which had no impact on our financial position, results of operations, or cash flows.

Business combinations and noncontrolling interests

Effective August 1, 2009, we adopted FASB guidance that requires an acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. This guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can more fully understand the nature and financial impact of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal year 2010. An entity may not apply it before that date. The provisions of this guidance will only impact us if we are a party to a business combination after July 31, 2009.

Effective August 1, 2009, we adopted FASB guidance that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance was effective as of the beginning of the first annual reporting period that began after December 15, 2008. The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows.

Effective August 1, 2009, we adopted FASB guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requiring enhanced related disclosures. The guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position, results of operations, or cash flows, as we did not acquire any intangible assets during the three months ended October 31, 2009.

Effective August 1, 2009, we adopted FASB guidance that amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination. The impact of the adoption on our consolidated financial statements will largely depend on the size and nature of any business combinations. The provisions of this amendment will only impact us if we are a party to a business combination after July 31, 2009.

Fair value

Effective August 1, 2009, we adopted FASB guidance requiring disclosures about fair value of financial instruments for interim and annual reporting periods and is effective for interim reporting periods ending after June 15, 2009. The adoption did not have a material impact on our financial position, results of operations, or cash flows.

Earnings per share

Effective August 1, 2009, we adopted FASB guidance that classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with this guidance, with early application not permitted. The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows.

Revenue recognition

In October 2009, the FASB issued an amendment which eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) estimated selling price (“ESP”) if neither VSOE nor TPE is available. Additionally, the amendment expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This amendment is effective for us on August 1, 2010; however, we elected to early adopt as permitted by the amendment and will prospectively apply the provisions of the amendment to all revenue arrangements entered into or materially modified after July 31, 2009. The adoption of the amendment did not have a material impact on our financial position, results of operations, or cash flows. See Note 3 in the Notes to the unaudited Consolidated Financial Statements for further discussion.

In October 2009, the FASB issued an amendment which amends the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This amendment is effective for us on August 1, 2010; however, we elected to early adopt as permitted by the amendment and will prospectively apply the provisions of the amendment to all revenue arrangements entered into or materially modified after July 31, 2009. The adoption of the amendment did not have a material impact on our financial position, results of operations, or cash flows.

Not yet effective

Special purpose entities

In June 2009, the FASB issued guidance that eliminates the concept of a qualified special-purpose entity and related guidance, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are currently evaluating the effect, if any, that the adoption of this guidance will have on our financial position, results of operations, and cash flows.

In June 2009, the FASB issued guidance that requires former qualified special-purpose entities to be evaluated for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, and requires companies to more frequently reassess whether they must consolidate VIEs. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are currently evaluating the effect, if any, that the adoption of this guidance will have on our financial position, results of operations, and cash flows.

Fair value

In August 2009, the FASB issued an update, which provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. Changes as a result of this update are effective for us on November 1, 2009. We do not believe that adoption of these changes will have a material effect on our financial position, results of operations, or cash flows.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance GAAP. Our most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. Except for the allocation of consideration in multiple element revenue arrangements, we continue to have the same critical accounting policies as are described in Item 7, beginning on page 36, in the our Annual Report on Form 10-K for fiscal year 2009 filed with the SEC on September 29, 2009. Those policies and the estimates involved in their application relate to revenue recognition; inventory reserves; share-based compensation; warranty reserves; purchase price allocation for business combinations; impairment of goodwill and indefinite lived intangible assets; income tax contingencies; and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

The following is a new critical accounting policy added in the first quarter of fiscal year 2010 due to our adoption of the amendment issued by the FASB in October 2009 that eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) VSOE if available; (2) TPE if VSOE is not available; and (3) ESP price if neither VSOE nor TPE is available.

Allocation of Consideration in Multiple Element Revenue Arrangements

Policy—We allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using VSOE, if it exists, and otherwise TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use ESP. We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or if not available, ESP. If we are unable to establish selling price using VSOE or TPE, and the order was received or materially modified after July 31, 2009, we will use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis.

Judgments and Uncertainties—Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we will consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, our ongoing pricing strategy and policies (as evident in the price list as established and updated on a regular basis), the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.

Effect if Actual Results Differ From Assumptions—There is no risk of difference between the ESP and actual selling price since an actual selling price does not exist for the deliverables in these arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All dollar amounts in this Item 3 are in thousands.

We place our cash investments in high-credit-quality financial instruments and, by policy, limit the amount of credit exposure to any one financial institution. We face limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada and Europe.

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At October 31, 2009, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value. Total interest income for the three months ended October 31, 2009 was $176. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2009, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended July 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended October 31, 2009. All of the shares shown as purchased in the table below were surrendered by our employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of our Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
8/1/09-8/31/09	113	$38.09	—	$—
9/1/09-9/30/09	1,709	36.59	—	—
10/1/09-10/31/09	1,238	40.14	—	—
Total	3,060	$38.08	—	$—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of our Common Stock on the NASDAQ Global Select Market on the vesting date.

Item 5.    Other Information

Annual Incentive Bonus Plan

In the Current Report on Form 8-K that we filed with the SEC on October 20, 2009, we erroneously disclosed the target bonus under the annual incentive bonus plan for fiscal year 2010 for John J. Fry, our Vice President, General Counsel, and Corporation Secretary, as being 45% of his $295,022 base salary, or $132,760. The target bonus amount is actually 50% of his base salary, or $147,511.

Director Nomination and Election Arrangements

On October 28, 2009, a stockholder of ours, Ramius Value and Opportunity Master Fund Ltd., submitted a letter (the “Nomination Letter”) to us stating that it intended to nominate three nominees to our board of directors (the “Board”) at our 2010 Annual Meeting of Stockholders (the “2010 Annual Meeting”). Following receipt of this letter, our Board and management engaged in discussions with Ramius and certain related parties (collectively, the “Ramius Group”) regarding, among other things, the Nomination Letter, our financial goals and the composition of the Board. Following detailed discussions with the Ramius Group, we determined that it was in our and our stockholders’ best interests to avoid an election contest and the expense and disruption that may result from such a contest.

As a result, on December 7, 2009, we entered into an agreement (the “Ramius Agreement”) with the Ramius Group relating to, among other things, our financial goals and the composition of the Board. Set forth below is a summary of the material terms of the Ramius Agreement, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The following summary does not purport to be complete and is qualified in its entirety by reference to the Ramius Agreement. Pursuant to the Ramius Agreement:

•	We included a statement regarding our financial goals in the press release regarding our earnings for the three months ended October 31, 2009.

•

We will hold the 2010 Annual Meeting no later than January 31, 2010 and will not submit for stockholder approval matters other than the election of directors, a proposal to amend our By-laws (as described below), the approval of a new stock incentive plan, and the ratification of the appointment of our independent registered public accounting firm.

•

Of the three nominees proposed by the Ramius Group, the Board will nominate Burton P. Drayer for election as a Class III director, to hold office until our 2011 Annual Meeting of Stockholders (the “2011 Annual Meeting”) and until his successor has been duly elected and qualified, and will recommend that stockholders vote FOR Dr. Drayer.

•

The Ramius Group will vote all shares of our Common Stock that it holds in favor of the election of all of the Board’s nominees at the 2010 Annual Meeting and will not nominate any other person for election or submit any proposal for consideration at the 2010 Annual Meeting. In addition, Ramius has withdrawn the Nomination Letter.

•	If Dr. Drayer is elected to the Board at the 2010 Annual Meeting, the Board will appoint Dr. Drayer to our Nominating and Corporate Governance Committee.

•

If Dr. Drayer leaves the Board (whether by resignation or otherwise) before the 2011 Annual Meeting, the Ramius Group will be entitled to recommend replacement directors to our Nominating and Corporate Governance Committee, provided that such candidates would need to be “independent directors” under the rules of the NASDAQ Stock Market. Our Nominating and Corporate Governance Committee may not unreasonably withhold acceptance of any replacement director recommended by the Ramius Group and the Board will appoint a replacement director recommended by the Nominating and Corporate Governance Committee to the Board no later than fifteen business days after the Nominating and Corporate Governance Committee’s recommendation of such replacement director.

•

We will identify potential “independent director” candidates from which the Board will appoint one person to the Board no later than March 31, 2010. The Ramius Group may submit candidates for such Board seat for consideration by our Nominating and Corporate Governance Committee, and we will provide the Ramius Group with a list of potential candidates by February 15, 2010. If our Nominating and Corporate Governance Committee recommends for appointment to the Board a candidate that is not one of the candidates that the Ramius Group submitted, we have agreed that the recommendation by our Nominating and Corporate Governance Committee must be unanimous. If such new director leaves the Board (whether by resignation or otherwise) before the 2011 Annual Meeting, we will identify a replacement director that the Board will appoint to the Board using a process consistent with the one described above.

•

In connection with the appointment of the new director by March 31, 2010, we will either (i) secure the resignation of an existing director prior to mailing our definitive proxy statement in connection with the 2010 Annual Meeting, with such resignation being tendered and effective on or before March 31, 2010, or (ii) submit a proposal at the 2010 Annual Meeting to amend our By-laws to increase the maximum number of directors that may serve on the Board from ten to eleven and recommend that stockholders vote FOR such proposal.

•	We will only increase the size of the Board to eleven members at any time prior to the 2011 Annual Meeting if such increase is in connection with the appointment of the new director described above.

•

If we do increase the size of the Board to eleven members and a vacancy exists on the Board prior to the 2011 Annual Meeting, other than a vacancy resulting from Dr. Drayer or the other new director described above leaving the Board, we will not fill such vacancy and will reduce the size of the Board to ten members.

•	We will reimburse the Ramius Group for its reasonable out-of-pocket expenses in connection with the Ramius Agreement and the 2010 Annual Meeting, up to a maximum of $35,000.

Item 6.    Exhibits

Exhibit	Description
10.1	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2010 Annual Incentive Plan
10.2	Form of Notice to Executive Officers (who are Business Unit Heads) Regarding the Fiscal Year 2010 Annual Incentive Plan
10.3	Settlement Agreement, dated as of December 7, 2009, by and among Analogic Corporation and the Ramius Group
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 10, 2009	/s/ James W. Green

James W. Green
President and
Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2009	/s/ Michael L. Levitz

Michael L. Levitz
Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2010 Annual Incentive Plan

10.2	Form of Notice to Executive Officers (who are Business Unit Heads) Regarding the Fiscal Year 2010 Annual Incentive Plan

10.3	Settlement Agreement, dated as of December 7, 2009, by and among Analogic Corporation and the Ramius Group

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended