Form 10-Q
period 2010-01-31
ANALOGIC CORP
filed 2010-03-11
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

The number of shares of common stock outstanding at February 26, 2010 was 12,890,426.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	January 31, 2010	July 31, 2009
Assets
Current assets:
Cash and cash equivalents	$162,280	$119,855
Marketable securities	-	40,438
Accounts receivable, net of allowance for doubtful accounts of $517 and $728 at January 31, 2010 and July 31, 2009, respectively	66,761	64,874
Inventories	82,712	79,011
Refundable and deferred income taxes	8,427	11,131
Other current assets	12,526	8,982
Total current assets	332,706	324,291

Property, plant, and equipment, net	81,316	83,688
Capitalized software, net	4,232	5,037
Intangible assets, net	39,326	40,792
Goodwill	1,849	2,043
Other assets	3,297	328
Deferred income tax assets	7,892	7,935
Total Assets	$470,618	$464,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,928	$22,064
Accrued liabilities	28,733	30,868
Advance payments and deferred revenue	10,583	7,219
Total current liabilities	64,244	60,151

Long-term liabilities:
Accrued income taxes	6,295	5,541
Other long-term liabilities	966	903
Total long-term liabilities	7,261	6,444
Commitments and guarantees (Note 14)

Stockholders’ equity:
Common stock, $.05 par value	652	640
Capital in excess of par value	73,200	70,704
Retained earnings	317,195	316,079
Accumulated other comprehensive income	8,066	10,096
Total stockholders’ equity	399,113	397,519
Total Liabilities and Stockholders’ Equity	$470,618	$464,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net revenue:
Product	$98,619	$94,444	$188,073	$189,391
Engineering	2,914	6,208	6,266	9,701
Other	1,731	2,063	4,302	5,175
Total net revenue	103,264	102,715	198,641	204,267
Cost of sales:
Product	60,007	61,822	119,784	127,100
Engineering	3,505	6,293	6,672	9,483
Other	1,550	1,697	3,121	3,486
Total cost of sales	65,062	69,812	129,577	140,069

Gross margin	38,202	32,903	69,064	64,198
Operating expenses:
Research and product development	12,134	11,358	23,589	23,925
Selling and marketing	9,616	9,728	18,924	19,412
General and administrative	10,718	9,836	20,813	20,464
Restructuring charge	764	3,488	764	3,488
Total operating expenses	33,232	34,410	64,090	67,289
Income (loss) from operations	4,970	(1,507)	4,974	(3,091)
Other income (expense):
Interest income, net	150	767	326	1,775
Other	(274)	464	(417)	897
Total other income (expense), net	(124)	1,231	(91)	2,672
Income (loss) before income taxes	4,846	(276)	4,883	(419)
Provision for (benefit from) income taxes	1,222	(1,695)	1,233	(2,158)
Net income	$3,624	$1,419	$3,650	$1,739
Net income per share:
Basic	$0.29	$0.11	$0.29	$0.13
Diluted	$0.29	$0.11	$0.29	$0.13
Weighted-average shares outstanding:
Basic	12,574	12,829	12,567	13,030
Diluted	12,593	12,876	12,586	13,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$3,650	$1,739

Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(124)	(2,032)
Depreciation and amortization	8,863	8,783
Allowance for (recoveries of) doubtful accounts and notes receivable	10	94
Net loss (gain) on sale of property, plant, and equipment	67	(19)
Share-based compensation expense	2,438	2,698
Excess tax provision from share-based compensation	74	13
Restructuring charge	764	3,488
Net changes in operating assets and liabilities (Note 11)	(5,566)	(14,118)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,176	646

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,691)	(5,905)
Capitalized software development costs	(304)	(1,183)
Purchase of short-term held-to-maturity marketable securities	-	(115,957)
Maturities of short-term held-to-maturity marketable securities	40,438	62,787
Proceeds from the sale of property, plant, and equipment	111	25
Investments in and advances to affiliated companies	-	(2)
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	35,554	(60,235)

FINANCING ACTIVITIES:
Net issuance of stock pursuant to exercise of stock options and employee stock purchase plan	144	136
Excess tax provision from share-based compensation	(74)	(13)
Purchase of common stock	-	(25,022)
Dividends paid to stockholders	(2,534)	(2,656)
NET CASH USED FOR FINANCING ACTIVITIES	(2,464)	(27,555)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(841)	(4,620)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$42,425	$(91,764)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,855	173,912

CASH AND CASH EQUIVALENTS, END OF PERIOD	$162,280	$82,148

Supplemental disclosures of cash flow information:
Refunds received for income taxes, net	$2,614	$4,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation (“Analogic” or the “Company”) is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users in the healthcare and homeland security markets. The Company is recognized worldwide for advancing state-of-the-art technology in the areas of medical Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Digital Mammography, Specialized Ultrasound, and Automatic Explosives Detection Systems for airport security. The Company’s OEM customers incorporate its technology into systems they in-turn sell for various medical and security applications. The Company also sells its ultrasound products directly to hospitals and clinics through its direct worldwide sales force under the business name B-K Medical ApS (“B-K Medical”). The Company’s top ten customers combined for approximately 64% and 68% of the Company’s total product and engineering revenue for the three months ended January 31, 2010 and 2009, respectively, and 66% and 69% of the Company’s total product and engineering revenue for the six months ended January 31, 2010 and 2009, respectively. The Company had three customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during the three or six months ended January 31, 2010 or 2009.

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Toshiba Corporation	14%	18%	14%	15%
Koninklijke Philips Electronics N.V. (“Philips”)	12%	14%	14%	16%
L-3 Communications Corporation (“L-3”)	11%	(*)	(*)	(*)

Note (*): Total product and engineering revenue was less than 10% in this period.

Philips accounted for 13% and 12% of net accounts receivable at January 31, 2010 and July 31, 2009, respectively, while L-3 accounted for 16% and 13% of net accounts receivable at January 31, 2010 and July 31, 2009, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 20% to 50%, and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and six months ended January 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2010 (“fiscal year 2010”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2009 (“fiscal year 2009”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2009. The accompanying Consolidated Balance Sheet as of July 31, 2009 contains data derived from audited financial statements.

Reclassification

In the fourth quarter of fiscal year 2009, the Company identified certain amounts totaling $1,654 recorded within “Effect of exchange rate on cash” in its unaudited Consolidated Statements of Cash Flows for the six months ended January 31, 2009 that more appropriately should have been classified within cash flow from operating activities and investing activities. The Company determined that this change in classification was not material to its unaudited Consolidated Statements of Cash Flows for fiscal year 2009 and corrected the classification in the accompanying unaudited Consolidated Statements of Cash Flows.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. Recent accounting pronouncements:

Recently adopted

Hierarchy of generally accepted accounting principles

In June 2009, the Financial Accounting Standards Board (“FASB”) released the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP, but does significantly change the way in which the accounting literature is organized, combining all authoritative standards in a comprehensive, topically organized database. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Company adopted the provisions of this guidance during the quarter ended October 31, 2009, which had no impact on the Company’s financial position, results of operations, or cash flows.

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

Effective August 1, 2009, the Company adopted FASB guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requiring enhanced related disclosures. The guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Although future transactions involving intangible assets may be affected by this guidance, it did not impact the Company’s financial position, results of operations, or cash flows, as the Company did not acquire any intangible assets during the six months ended January 31, 2010.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair value

Effective August 1, 2009, the Company adopted FASB guidance requiring disclosures about fair value of financial instruments for interim and annual reporting periods and is effective for interim reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In August 2009, the FASB issued an update, which provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes as a result of this update were effective for the Company on November 1, 2009. The Company’s adoption of these changes did not have a material effect on its financial position, results of operations, or cash flows.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its financial position, results of operations, or cash flows.

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

In October 2009, the FASB issued an amendment to the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This amendment is effective for the Company on August 1, 2010; however, the Company has elected to early adopt as permitted by the amendment and will prospectively apply the provisions of the amendment to all revenue arrangements entered into or materially modified after July 31, 2009. The adoption of the amendment did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

3. Significant accounting policies

The Company has had no changes to its significant accounting policies from those described in the notes to its consolidated financial statements for fiscal year 2009 that were included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2009, except for allocation of consideration in multiple element revenue arrangements.

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

TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately. As noted above, the Company typically is not able to use TPE, as the Company is usually not able to obtain sufficient information on competitor pricing to substantiate TPE.

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

The Company will determine ESP for deliverables in future agreements based on the specific facts and circumstances of the arrangement. The Company plans to analyze the selling prices used in its allocation of arrangement consideration at least annually. Selling prices will be analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Share-based payment:

The Company estimates the fair value of stock options using the Black-Scholes valuation model and the fair value of the Company’s restricted stock awards, which include shares of restricted stock and restricted stock units, based on the quoted market price of its common stock or the use of a Monte-Carlo Simulation Model. For time or service based awards the Company recognizes the associated share-based compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on the vesting dates to reflect actual forfeitures. For performance-based awards with an earnings per share related target, management evaluates the probability of meeting the performance criteria at each balance sheet date and related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with a market condition related target, related compensation cost is amortized over the performance period on a straight-line basis regardless of whether the awards are ultimately earned.

On January 29, 2010, the stockholders’ approved a new share-based compensation plan named the “2009 Stock Incentive Plan”. Under the Company’s 2009 Stock Incentive Plan, up to 1,600,000 shares of the Company’s common stock, $.05 par value per share, may be awarded. Awards may be in the form of stock options, stock appreciation rights (“SARs”), shares of restricted stock, restricted stock units or other stock-based awards. Stock options granted under the 2009 Stock Incentive Plan may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant. Options may not be granted for a term in excess of ten years. Except in certain circumstances, options that vest based on continued service of the optionee may not vest earlier than one year from the date of grant. SARs granted under the 2009 Stock Incentive Plan must have a measurement price not less than 100% of the fair market value on the date of grant. SARs may not be granted for a term in excess of ten years. Restricted stock may be granted subject to the Company’s right to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture if such shares are issued at no cost) from the recipient in the event that conditions of the grant are not satisfied prior to the end of the restriction period. Such conditions may include the achievement of performance goals or continued service with the Company. Except in certain circumstances, restricted stock that vests solely based on the passage of time will be zero percent vested prior to the first anniversary of the date of grant, no more than one-third vested prior to the second anniversary of the date of grant, and no more than two-thirds vested prior to the third anniversary of the date of grant.

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Cost of product sales	$81	$64	$165	$145
Research and product development	351	228	595	595
Selling and marketing	145	121	265	295
General and administrative	706	623	1,413	1,663
Share-based compensation expense before tax	1,283	1,036	2,438	2,698
Income tax effect	426	152	801	620
Net share-based compensation expense	$857	$884	$1,637	$2,078

In the fiscal year ended July 31, 2008 (“fiscal year 2008”) and fiscal year 2009, the Company’s Compensation Committee (the “Committee”) granted performance contingent restricted stock awards (“performance awards”) in the form of shares, which will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle, which is July 31, 2010 for 89,544 shares granted in fiscal year 2008 and July 31, 2011 for 42,314 shares granted in fiscal year 2009. The performance goal for the performance awards is based solely on the compound annual growth of an adjusted earnings per share metric. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to, in most cases, 200% of the target award, or up to 263,716 shares. The actual number of shares to be issued will also include the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards is $15,422 based on a weighted average grant date fair value of $58.48 per share. Compensation expense is being recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of each three-year performance

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

cycle. As of January 31, 2010, the Company estimated that total awards covering 16,059 shares with a value of $944 were deemed probable of vesting out of awards totaling 131,858 outstanding shares. During the three months ended January 31, 2010 and 2009, compensation expense of $220 and $0, respectively, was recognized for the performance awards based on the number of shares deemed probable of vesting. During the six months ended January 31, 2010 and 2009, compensation expense of $83 and $420, respectively, was recognized for the performance awards based on the number of shares deemed probable of vesting.

In the six months ended January 31, 2010, the Committee granted performance awards in the form of shares of restricted stock and restricted stock units, of which 50%, or 110,530, will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s cumulative non-GAAP earnings per share and 50%, or 110,523, will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s relative total shareholder return (“TSR”) as determined against a specified peer group. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to, in most cases, 200% of the target award, or up to 442,106 shares. The issuance of the shares will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $8,852 based on a weighted average grant date fair value of $40.04 per share as determined by the closing stock price on the date of grant. Compensation expense is being recognized over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of shares that are deemed to be probable of vesting at the end of each three-year performance cycle. As of January 31, 2010, the Company estimated that total non-GAAP earnings per share awards covering 48,183 shares and units with a value of $1,929 were deemed probable of vesting out of awards totaling outstanding shares and units. During the three and six months ended January 31, 2010, the Company recognized compensation expense of $67 for the performance awards with the non-GAAP earnings per share target based on the number of shares deemed probable of vesting. The compensation expense for the performance awards with the TSR target is $4,574, which will be recognized on a straight-line basis, net of estimated forfeitures, over a derived service period of 2.7 years. The weighted average grant date fair values of awards granted with a TSR target were $46.65 and $47.47 per share during the three and six months ended January 31, 2010, respectively. The fair value of awards with a TSR target at date of grant was estimated using a Monte-Carlo Simulation Model with the following assumptions:

	Three Months Ended January 31,	Six Months Ended January 31,
	2010	2010
Stock Price (1)	$ 40.00	$ 40.04
Expected volatility factor (2)	52%	51%
Risk-free interest rate (3)	1.10%	1.19%
Expected annual dividend yield	0.0%	0.0%

(1)	The stock price is the weighted average closing price of the Company’s common stock on the dates of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted average grant date fair values of options granted were $14.56 and $11.83 per share during the three months ended January 31, 2010 and 2009, respectively, and $14.56 and $19.70 per share during the six months ended January 31, 2010 and 2009, respectively. The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Expected option term (1)	4.8 years	4.7 years	4.8 years	4.7 years
Expected volatility factor (2)	43%	34%	43%	34%
Risk-free interest rate (3)	2.20%	3.04%	2.20%	3.04%
Expected annual dividend yield	1.0%	0.6%	1.0%	0.6%

(1)	The option life was determined by estimating the expected option life using historical data.
(2)	The stock volatility for each grant is determined based on the review of the weighted average of historical daily price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair values of the options granted under the employee stock purchase plan was $8.20 per share for each of the three and six months ended January 31, 2010 and $5.80 per share during each of the three and six months ended January 31, 2009. The fair value of options at the date of grant was estimated using the Black-Scholes valuation model with the following assumptions:

	Three and Six Months Ended January 31,
	2010	2009
Expected option term	0.5 years	0.5 years
Expected volatility factor	50%	50%
Risk-free interest rate	2.54%	1.45%
Expected annual dividend yield	1.1%	1.5%

The following table sets forth the stock option and restricted stock award transactions from July 31, 2009 to January 31, 2010:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock Awards		Performance-Based Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2009	415,021	$53.84	4.55	$167	113,309	$55.62	137,909	$58.55

Granted	6,000	39.61			4,000	39.61	221,527	43.76
Exercised	(5,000)	36.00			-	-	-	-
Vesting of restricted stock awards	-	-			(19,658)	49.37	-	-
Cancelled (forfeited and expired)	(34,496)	52.48			(3,692)	55.15	(6,525)	58.87

Outstanding at January 31, 2010	381,525	54.01	4.58	299	93,959	56.18	352,911	49.26

Options vested or expected to vest at January 31, 2010 (1)	356,714	53.79	4.48	268

Options exercisable at January 31, 2010	166,025	49.60	2.67	18

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

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

The Company did not have any financial assets or liabilities measured at fair value at January 31, 2010 or July 31, 2009.

The Company did not have any marketable securities at January 31, 2010. The following table summarizes the composition of the Company’s marketable securities at July 31, 2009.

		Gross Unrealized
	Cost	Gain	Loss	Fair Value

July 31, 2009
Held-to-Maturity Securities
Certificates of Deposits	$40,438	$-	$-	$40,438

There were no realized gains or losses on marketable securities in the three and six months ended January 31, 2010 and 2009, as the cost approximated fair value.

6. Goodwill and other intangible assets:

The carrying amount of the goodwill at January 31, 2010 and July 31, 2009 was $1,849 and $2,043, respectively. The decrease in goodwill of $194 from July 31, 2009 to January 31, 2010 was due to an adjustment to the purchase price of Copley Controls Corporation (“Copley”), which was released to the Company from escrow in the first quarter of fiscal year 2010.

Intangible assets at January 31, 2010 and July 31, 2009 consisted of the following:

	January 31, 2010			July 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$11,771	$2,014	$9,757	$11,771	$1,450	$10,321
Customer relationships	25,200	3,238	21,962	25,200	2,336	22,864
Tradename	7,607	-	7,607	7,607	-	7,607
Backlog	2,063	2,063	-	2,063	2,063	-
Total	$46,641	$7,315	$39,326	$46,641	$5,849	$40,792

Amortization expense related to acquired intangible assets was $733 and $737 for the three months ended January 31, 2010 and 2009, respectively, and $1,466 and $2,332 for the six months ended January 31, 2010 and 2009, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2010 (Remaining six months)	$1,465
2011	2,931
2012	2,931
2013	2,931
2014	2,931

$13,189

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

In the second quarter of fiscal year 2010, the Company performed the first step of the two-step impairment test for goodwill and tradename. For the goodwill, the Company compared the fair value of the OEM reporting unit to its carrying value during the second quarter of fiscal year 2010. The Company’s approach considered both the market approach and income approach. Equal weighting was given to each approach. Under the market approach, the fair value of the reporting unit is based on trading multiples. In the market approach, the Company assumed a control premium of 15% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. The discount rate of 15.7% was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the reporting unit. The Company determined that the fair value of the reporting unit was more than the carrying value of the net assets of the reporting unit, and thus it was not necessary for the Company to perform step two of the impairment test for the goodwill.

For the tradename, the Company compared the fair value of the Copley tradename using the relief from royalty approach to its carrying value during the second quarter of fiscal year 2010. The relief from royalty approach utilized a 1.3% aftertax royalty rate and a discount rate of 17.7%. The aftertax royalty rate was determined based on royalty research and margin analysis while the discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the Copley tradename. The Company determined that the fair value of the Copley tradename was more than its carrying value.

Given the current economic environment and the uncertainties regarding its impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of its goodwill and tradename impairment testing during the second quarter of fiscal year 2010 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of the reporting unit and tradename are not achieved, the Company may be required to record an impairment charge for the goodwill and tradename in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of fiscal year ending July 31, 2011, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill and tradename impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Restructuring and voluntary retirement charges:

In the second quarter of fiscal year 2010, the Company reduced its workforce by 17 employees worldwide. The total costs of this plan, including severance and personnel related costs, was $764 and was recorded as a restructuring charge during the three and six months ended January 31, 2010.

In the second quarter of fiscal year 2009, the Company reduced its workforce by 145 employees worldwide and recorded a restructuring charge of $3,488 for severance and personnel related costs during the three and six months ended January 31, 2009. Included in this restructuring were 29 employees from Copley. The severance and personnel related costs for the Copley employees of $323 were accrued for in fiscal year 2008 in connection with the acquisition.

The following table summarizes accrued restructuring and voluntary retirement charges activity from July 31, 2008 through January 31, 2010:

	Involuntary Employee Severance	Facility Exit Costs	Voluntary Retirement Program	Copley Acquisition	Total
Balance at July 31, 2008	$309	$-	$3,395	$1,376	$5,080
Cash payments	(266)	-	(3,287)	(113)	(3,666)
Balance at October 31, 2008	43	-	108	1,263	1,414
Restructuring charge	3,488	-	-	-	3,488
Cash payments	(96)	-	(83)	(351)	(530)
Foreign exchange	(39)	-	-	-	(39)
Balance at January 31, 2009	3,396	-	25	912	4,333
Cash payments	(1,559)	-	(25)	(305)	(1,889)
Foreign exchange	26	-	-	-	26
Balance at April 30, 2009	1,863	-	-	607	2,470
Restructuring charge	2,073	1,058	-	-	3,131
Cash payments	(1,250)	-	-	(206)	(1,456)
Reversal through goodwill	-	-	-	(375)	(375)
Foreign exchange	42	-	-	-	42
Balance at July 31, 2009	2,728	1,058	-	26	3,812
Cash payments	(1,211)	(189)	-	(26)	(1,426)
Foreign exchange	16	-	-	-	16
Balance at October 31, 2009	1,533	869	-	-	2,402
Restructuring charge	764	-	-	-	764
Cash payments	(803)	(189)	-	-	(992)
Foreign exchange	(7)	-	-	-	(7)
Balance at January 31, 2010	$1,487	$680	$-	$-	$2,167

The remaining cash expenditures as of January 31, 2010 consist of approximately $1,487 in employee severance that will be paid within the next twelve months and facility exit costs of $680 that will be paid within the next twelve months.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	January 31, 2010	July 31, 2009
Inventories:
Raw materials	$52,053	$49,828
Work-in-process	11,560	13,194
Finished goods	19,099	15,989
	$82,712	$79,011
Accrued liabilities:
Accrued employee compensation and benefits	$14,367	$12,076
Accrued restructuring charges	2,167	3,812
Accrued warranty	6,362	6,456
Other	5,837	8,524
	$28,733	$30,868
Advance payments and deferred revenue:
Deferred revenue	$5,510	$5,647
Customer deposits	5,073	1,572
	$10,583	$7,219

9. Net income per share:

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. Diluted net income per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including unvested restricted stock awards and the assumed exercise of stock options using the treasury stock method.

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net income	$3,624	$1,419	$3,650	$1,739

Weighted average number of common shares outstanding-basic	12,574	12,829	12,567	13,030
Effect of dilutive securities:
Stock options and restricted stock awards	19	47	19	95
Weighted average number of common shares outstanding-diluted	12,593	12,876	12,586	13,125

Net income per share:
Basic	$0.29	$0.11	$0.29	$0.13
Diluted	$0.29	$0.11	$0.29	$0.13
Anti-dilutive shares related to outstanding stock options and unvested restricted stock	378	533	394	361

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Comprehensive income (loss):

Components of comprehensive income (loss) include net income and certain transactions that have generally been reported as a component of stockholders’ equity. The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net Income	$3,624	$1,419	$3,650	$1,739

Other comprehensive income, net of taxes:

Pension adjustment, net of tax provisions of $111 and $1 for the three months ended January 31, 2010 and 2009, respectively, and tax provisions of $117 and $10 for the six months ended January 31, 2010 and 2009, respectively.	(151)	1	(143)	16

Foreign currency translation adjustment, net of a tax provision of $185 and a tax benefit of $103 for the three months ended January 31, 2010 and 2009, respectively, and a tax provision of $214 and a tax benefit of $1,286 for the the six months ended January 31, 2010 and 2009, respectively.	(3,816)	(440)	(1,887)	(15,624)

Total comprehensive income (loss)	$(343)	$980	$1,620	$(13,869)

The components of accumulated other comprehensive income, net of taxes, at January 31, 2010 and July 31, 2009 are as follows:

	January 31, 2010	July 31, 2009
Pension adjustment	$(2,238)	$(2,095)
Foreign currency translation adjustment	10,304	12,191
Total	$8,066	$10,096

11. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities were as follows:

	Six Months Ended January 31,
	2010	2009
Accounts receivable	$(1,904)	$759
Inventories	(3,882)	(5,426)
Other assets	(6,531)	(736)
Refundable income taxes	3,032	4,253
Accounts payable	2,968	(1,973)
Accrued liabilities	(4,158)	(11,484)
Advance payments and deferred revenue	3,473	836
Other liabilities	63	(171)
Accrued income taxes	1,373	(176)
Net changes in operating assets and liabilities	$(5,566)	$(14,118)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Taxes:

The following table presents the provision (benefit) for income taxes and the effective income tax rates:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Provision (benefit) for income taxes	$1,222	$(1,695)	$1,233	$(2,158)
Effective tax rate	25%	614%	25%	515%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate of 25% for the three and six months ended January 31, 2010 was due primarily to lower foreign tax rates as compared to the statutory rate of 35% and a discrete benefit for the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2004.

The Company’s income tax benefits of $1,695 and $2,158 for the three and six months ended January 31, 2009, respectively, were due primarily to the Internal Revenue Service (“IRS”) income tax refund of $6,459 received in December 2008. The refund, which included $1,065 of interest, was for the carryback of loss and research and development credits from the fiscal year ended July 31, 2004 and from additional research and development tax credits claimed on amended income tax returns for the fiscal years ended July 31, 2001 through 2003. The impact of this refund and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,232 was recorded as a tax benefit in both the three and six months ended January 31, 2009. Also contributing to the income tax benefits for the three and six months ended January 31, 2009 were discrete benefits of $391 for previously unrecognized tax benefits resulting from the settlement of the IRS audit, partially offset by additional provisions for agreed federal and state adjustments. The income tax benefit for the six months ended January 31, 2009 also includes a discrete tax benefit of $404 for the reinstatement of the federal research and experimentation credit back to January 1, 2008.

The total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, were as follows for the dates indicated.

January 31, 2010	July 31, 2009
$ 12,523	$ 12,877

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would impact the Company’s effective tax rate.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters through the fiscal year ended July 31, 2002 and for the fiscal years ended July 31, 2004 and 2005. In the next four fiscal quarters, the statute of limitations may close on the Federal and state income tax returns for the fiscal years ended July 31, 2003 and 2006 and on the tax returns filed in various foreign jurisdictions for the fiscal years ended July 31, 2004 and 2005. It is reasonably expected that net unrecognized benefits of $1,711 from these jurisdictions may be recognized within the next four quarters.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is a component of income tax expense. At January 31, 2010, the Company had approximately $1,393 accrued for interest on unrecognized tax benefits.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Segment information:

The Company operates primarily within two major markets: Medical Technology and Security Technology. During the first quarter of fiscal year 2010, as part of a strategic review, the Company evaluated the appropriateness and naming of its segments. The Company decided to retain the composition of its reporting segments but change the names to more accurately depict the nature of those segments. Medical Technology consists of three reporting segments: CT and MRI (formerly Medical Imaging Products), which consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment; Digital Radiography, which consists primarily of state-of-the-art, direct conversion amorphous selenium-based, digital, flat-panel, x-ray detectors for diagnostic and interventional applications in mammography; and Specialized Ultrasound (formerly B-K Medical), which consists of ultrasound systems and probes for the urology, surgery, and radiology markets. Security Technology consists of advanced weapon and threat detection aviation security systems and subsystems. The Company’s Other segment represents the Company’s hotel business and general corporate income and expenses. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2009.

The table below presents information about the Company’s reportable segments.

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Revenue:
Medical Technology from external customers:
CT and MRI	$55,342	$61,792	$113,001	$121,036
Digital Radiography	8,553	6,772	16,757	14,226
Specialized Ultrasound	24,844	20,848	44,857	39,736
Total Medical Technology	88,739	89,412	174,615	174,998

Security Technology from external customers	12,794	11,240	19,724	24,094
Other	1,731	2,063	4,302	5,175
Total	$103,264	$102,715	$198,641	$204,267

Income (loss) before income taxes
Medical Technology:
CT and MRI (A)	$2,423	$(1,213)	$3,693	$(2,664)
Digital Radiography (B)	247	(19)	886	540
Specialized Ultrasound (C)	1,371	827	708	(1,278)
Total Medical Technology	4,041	(405)	5,287	(3,402)

Security Technology (D)	1,478	383	(193)	1,930
Other	(673)	(254)	(211)	1,053
Total	$4,846	$(276)	$4,883	$(419)

	January 31, 2010	July 31, 2009
Identifiable assets:
CT and MRI	$135,156	$134,202
Digital Radiography	29,799	28,562
Specialized Ultrasound	87,988	92,551
Security Technology	17,211	11,849
Other (E)	200,464	196,950
Total	$470,618	$464,114

(A)	Includes restructuring charges of $557 in the three and six months ended January 31, 2010 and $2,280 in the three and six months ended January 31, 2009.
(B)	Includes restructuring charges of $44 in the three and six months ended January 31, 2010 and $21 in the three and six months ended January 31, 2009.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(C)	Includes restructuring charges of $761 in the three and six months ended January 31, 2009.
(D)	Includes restructuring charges of $163 in the three and six months ended January 31, 2010 and $426 in the three and six months ended January 31, 2009.
(E)	Includes cash and cash equivalents and marketable securities of $133,987 and $131,084 at January 31, 2010 and July 31, 2009, respectively.

14. Commitments and guarantees:

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2010.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Balance at the beginning of the period	$6,600	$4,884	$6,456	$5,403
Accrual	1,292	973	2,769	1,695
Settlements made in cash or in kind during the period	(1,530)	(848)	(2,863)	(2,089)
Balance at the end of the period	$6,362	$5,009	$6,362	$5,009

The Company currently has approximately $22,500 in revolving credit facilities with banks available for direct borrowings. The Company’s revolving credit facility agreements contain a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant at January 31, 2010 with a tangible net worth of approximately $353,700. As of January 31, 2010, there were no direct borrowings or off-balance sheet arrangements.

15. Common stock repurchase:

On October 13, 2008, the Company’s Board of Directors authorized the repurchase of up to $25,000 of the Company’s common stock. The Company completed the repurchase program, which was funded using the Company’s available cash, in the second quarter of fiscal year 2009. During the three months ended January 31, 2009, the Company repurchased 648,020 shares of common stock at an average purchase price per share of $33.21. During the six months ended January 31, 2009, the Company repurchased 736,694 shares of common stock under this repurchase program for $25,022 at an average purchase price per share of $33.97. Included in the $25,022 paid for the common stock under this program was $22 of commissions and fees to the Company’s broker.

16. Subsequent event

The Company declared a dividend of $0.10 per share of common stock on March 5, 2010, which will be paid on April 1, 2010 to stockholders of record on March 19, 2010.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended January 31, 2010 and 2009 represent the second quarters of fiscal years 2010 and 2009, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users in the healthcare and homeland security markets. We are recognized worldwide for advancing state-of-the-art technology in the areas of medical Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Digital Mammography, Specialized Ultrasound, and Automated Explosive Detection Systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly to hospitals and clinics through our direct worldwide sales force under the business name B-K Medical ApS (“B-K Medical”).

We operate primarily within two major markets: Medical Technology and Security Technology. Medical Technology consists of three reporting segments: CT and MRI (formerly Medical Imaging Products), which consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment; Digital Radiography, which consists primarily of state-of-the-art, direct conversion amorphous selenium-based, digital, flat-panel, x-ray detectors for diagnostic and interventional applications in mammography; and Specialized Ultrasound (formerly B-K Medical), which consists of ultrasound systems and probes for the urology, surgery, and radiology markets. Security Technology consists of advanced weapon and threat detection aviation security systems and subsystems.

A significant portion of our products are sold to OEMs, whose purchasing dynamics have an impact on our reported sales. OEMs that purchase our CT, MRI, and Digital Radiography products generally incorporate those products as components in their systems, which are in turn sold to end users, primarily hospitals and medical clinics. In our Security Technology business, a major OEM customer purchases and resells our products to end users including domestic and foreign airports as well as the Transportation Security Administration (“TSA”). In Security Technology, our customers’ purchasing dynamics are affected by the level of government funding, the expansion of airport terminals, and fluctuations in airline passenger volume.

In the second quarter of fiscal year 2010, we reduced our workforce by 17 employees worldwide. The total cost of this plan, including severance and personnel related costs, was $764 and was recorded as a restructuring charge during the three and six months ended January 31, 2010. The savings from the termination of the 17 employees on an annual basis is expected to be approximately $1,000.

The following table sets forth key financial data from our unaudited Consolidated Statements of Operations for the three months ended January 31, 2010 and 2009.

	Three Months Ended January 31,		Percentage Change
	2010	2009
Total net revenue	$103,264	$102,715	0.5%
Income (loss) from operations	4,970	(1,507)	N/A
Net income	3,624	1,419	155.4%
Diluted net income per share	0.29	0.11	154.5%

Total net revenue remained relatively consistent with the prior year comparable period. Income from operations increased in the three months ended January 31, 2010 as compared to the prior year comparable period due primarily to improved product gross margins and a decline in operating expenses. Net income and diluted net income per share increased due primarily to improved product gross margins and lower operating expenses, which were partially offset by lower interest income and less tax benefits.

The following table sets forth an overview of cash flows for the six months ended January 31, 2010 and 2009.

	Six Months Ended January 31,
	2010	2009
Net cash provided by operating activities	$10,176	$646
Net cash provided by (used for) investing activities	35,554	(60,235)
Net cash used for financing activities	(2,464)	(27,555)
Effect of exchange rate changes on cash	(841)	(4,620)
Net increase (decrease) in cash and cash equivalents	$42,425	$(91,764)

During the six months ended January 31, 2010, we continued to generate cash from our operating activities. The most significant adjustments to reconcile net income to net cash provided by operating activities in fiscal year 2010 were depreciation and amortization of $8,863 and share-based compensation expense of $2,438, partially offset by a net change in operating assets and liabilities of $5,566.

Over the past several years, we have had significant cash and marketable securities balances, which over the past year have continued to be impacted by a reduction in interest rates. We have historically invested in U.S government backed securities, bonds, and certificates of deposit, the interest rates of which have declined significantly over the last year.

The net cash provided by investing activities in the six months ended January 31, 2010 was due primarily to the maturity of $40,438 of short-term held-to-maturity marketable securities, partially offset by property, plant, and equipment additions of $4,691.

The net cash used for financing activities in the six months ended January 31, 2010 was due primarily to $2,534 of dividends paid to stockholders.

Results of operations

Net revenue

Product revenue

Product revenue is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2010	2009		2010	2009
Product Revenue:
Medical Technology:
CT and MRI	$54,199	$58,272	-7.0%	$109,181	$116,253	-6.1%
Digital Radiography	8,453	6,508	29.9%	16,582	13,962	18.8%
Specialized Ultrasound	24,844	20,848	19.2%	44,857	39,736	12.9%
Total Medical Technology	87,496	85,628	2.2%	170,620	169,951	0.4%
Security Technology	11,123	8,816	26.2%	17,453	19,440	-10.2%
Total	$98,619	$94,444	4.4%	$188,073	$189,391	-0.7%

CT and MRI

The decreases in product revenue for the three and six months ended January 31, 2010 versus the prior year comparable periods were due primarily to declines in demand by one of our OEM customers for MRI gradient amplifiers as well as a decline in hospital spending reflecting the global economic slowdown. Product revenue has improved from the last six months of fiscal year 2009 to the first six months of fiscal year 2010.

Digital Radiography

The increases in product revenue for the three and six months ended January 31, 2010 versus the prior year comparable periods were due primarily to increased shipments of mammography detectors to OEM customers. Partially offsetting this growth was a decline in older generation, non-mammography detectors that are being phased out.

Specialized Ultrasound

The increases in product revenue in the three and six months ended January 31, 2010 versus the prior year comparable periods were due primarily to increases in demand for our new product lines, the Flex Focus and Pro Focus UltraView portable ultrasound scanners, which were introduced late in the second and third quarters of fiscal year 2009, respectively.

Security Technology

The increase in Security Technology Products revenue in the three months ended January 31, 2010 versus the prior year comparable period was due to an increase in baggage scanners being shipped to our OEM customer and an increase in sales of spare parts and accessories.

The decrease in Security Technology Products revenue in the six months ended January 31, 2010 versus the prior year comparable period was due to fewer baggage scanners being shipped to our OEM customer. This decrease was partially offset by an increase in sales of spare parts and accessories.

Engineering revenue

Engineering revenue is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2010	2009		2010	2009
Engineering Revenue:
Medical Technology:
CT and MRI	$1,143	$3,520	-67.5%	$3,820	$4,783	-20.1%
Digital Radiography	100	264	-62.1%	175	264	-33.7%
Total Medical Technology	1,243	3,784	-67.2%	3,995	5,047	-20.8%
Security Technology	1,671	2,424	-31.1%	2,271	4,654	-51.2%
Total	$2,914	$6,208	-53.1%	$6,266	$9,701	-35.4%

CT and MRI

The decrease in engineering revenue for the three months ended January 31, 2010 versus the prior year comparable period was due primarily to a decrease in activity on customer funded engineering projects. The decrease in engineering revenue for the six months ended January 31, 2010 versus the prior year comparable period was due primarily to the timing of completed milestones on various projects for OEM customers.

Digital Radiography

The decreases in engineering revenue for the three and six months ended January 31, 2010 versus the prior year comparable periods were due primarily to the timing of completed milestones on a project for an OEM customer in the three and six months ended January 31, 2010 as compared to the same periods of the prior year.

Security Technology

The decreases in engineering revenue in the three and six months ended January 31, 2010 versus the prior year comparable periods were due primarily to a decrease in engineering revenue on a time and materials project with our OEM customer to transition the eXaminer XLB from a prototype into a manufacturable product. This effort was ramping up in the first quarter of fiscal year 2009 and began winding down in the fourth quarter of fiscal year 2009, which caused the decrease in the fiscal year 2010 periods. The eXaminer XLB was certified by the TSA in the first quarter of fiscal year 2010. The decreases were partially offset by a project that began in December 2009 for a new OEM customer.

Other revenue

Other revenue is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2010	2009		2010	2009
Other Revenue:
Hotel	$1,731	$2,063	-16.1%	$4,302	$5,175	-16.9%

The decreases in the three months and six months ended January 31, 2010 versus the prior year comparable periods were due primarily to lower occupancy of the hotel due to lower business and personal travel as a result of the continuing economic slowdown.

Gross margin

Product gross margin

Product gross margin is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2010	2009		2010	2009
Product gross margin	$38,612	$32,622	18.4%	$68,289	$62,291	9.6%
Product gross margin %	39.2%	34.5%		36.3%	32.9%

Product gross margin percentage increased in the three and six months ended January 31, 2010 versus the prior year comparable periods. For the three months ended January 31, 2010, the gross margin improvement was primarily due to higher margin products, such as Specialized Ultrasound and Security Technology products, making up a higher percentage of the consolidated product revenue. Also contributing to the increase in product gross margin percentage were lower component pricing from our vendors, lower labor costs as a result of restructuring , and improved manufacturing efficiency as a result of higher production throughput. For the six months ended January 31, 2010, the gross margin improvement was primarily due higher margin products, such as Specialized Ultrasound products, making up a higher percentage of the consolidated product revenue. Also contributing to the increase in product gross margin percentage were lower labor costs as a result of restructuring, and a decrease in amortization of intangible assets from the acquisition of Copley, partially offset by lower production throughput.

Engineering gross margin

Engineering gross margin is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2010	2009		2010	2009
Engineering gross margin	$(591)	$(85)	-595.3%	$(406)	$218	-286.2%
Engineering gross margin %	-20.3%	-1.4%		-6.5%	2.2%

The decreases in the engineering gross margin in the three and six months ended January 31, 2010 versus the prior year comparable periods were due primarily to an increase in costs incurred in excess of revenue on certain customer funded CT and MRI projects.

Operating expenses

Operating expenses are summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Research and product development	$12,134	$11,358	$23,589	$23,925
Selling and marketing	9,616	9,728	18,924	19,412
General and administrative	10,718	9,836	20,813	20,464
Restructuring charge	764	3,488	764	3,488
	$33,232	$34,410	$64,090	$67,289

Operating expenses as a percentage of total net revenue are summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Research and product development	11.8%	11.1%	11.9%	11.7%
Selling and marketing	9.3%	9.4%	9.5%	9.5%
General and administrative	10.4%	9.6%	10.5%	10.0%
Restructuring charge	0.7%	3.4%	0.4%	1.7%
	32.2%	33.5%	32.3%	32.9%

Operating expenses decreased $1,178 for the three months ended January 31, 2010 from the three months ended January 31, 2009 due primarily to a decrease in restructuring charges of $2,724, which was partially offset by an increase in research and product development expenses and general and administrative expenses. The increase in research and product development costs was due primarily to a less work on customer funded engineering projects, the costs of which are recorded in cost of engineering revenues rather than within operating expenses. Total engineering spending on customer funded and internally funded projects decreased in the period as a result of workforce reductions in the second half of fiscal year 2009. The increase in general and administrative expenses was due primarily to increases in variable cash and share-based compensation expense as well as legal costs. These increases in general and administrative expenses are partially offset by $688 of contingent professional fees incurred in the three months ended January 31, 2009 related to an income tax refund and related interest of $6,459 received from the Internal Revenue Service (“IRS”) in December 2008.

Operating expenses decreased $3,199 for the six months ended January 31, 2010 from the six months ended January 31, 2009 due primarily to a decrease in restructuring charges of $2,724. Also contributing to the decrease were decreases in research and product development expense and selling and marketing expenses as a result of the workforce reductions in the second half of fiscal year 2009. These decreases were partially offset by an increase in general and administrative expenses due primarily to an increase in variable cash compensation expense.

Other income (expense), net

Other income (expense), net is summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Interest income, net	$150	$767	$326	$1,775
Other income (expense), net	(274)	464	(417)	897

The decreases in net interest income in the three and six months ended January 31, 2010 versus the prior year comparable periods were due primarily to a decline in interest rates.

Net other income (expense) during the three and six months ended January 31, 2010 and 2009 consisted predominantly of foreign currency exchange gains and losses by our foreign subsidiaries.

Provision (benefit) for income taxes

The provision (benefit) for income taxes and the effective tax rates are summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Provision (benefit) for income taxes	$1,222	$(1,695)	$1,233	$(2,158)
Effective tax rate	25%	614%	25%	515%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

For the three and six months ended January 31, 2010, the effective tax rate benefited primarily from lower foreign tax rates as compared to the statutory rate of 35%, and a discrete benefit for the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2004. For the three and six months ended January 31, 2009, the effective tax rate benefit was due primarily to the IRS refund of $6,459 received in December 2008. The refund, which included $1,065 of interest, was for the carryback of loss and research and development credits from fiscal year 2004 and from additional research and development tax credits claimed on amended income tax returns for fiscal years 2001 through 2003. The impact of this refund and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,232 was recorded as a tax benefit in the three months ended January 31, 2009. Also contributing to the effective tax rate benefit for the three and six months ended January 31, 2009 were discrete benefits of $391 for previously unrecognized tax benefits resulting from the settlement of the IRS audit, partially offset by additional provisions for agreed federal and state adjustments. The effective tax rate benefit for the six months ended January 31, 2009 also includes a discrete tax benefit of $404 for the reinstatement of the federal research and experimentation credit back to January 1, 2008.

Net income per share

Net income and diluted net income per share for the three and six months ended January 31, 2010 and 2009 are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net income	$3,624	$1,419	$3,650	$1,739
% of net revenue	3.5%	1.4%	1.8%	0.9%
Diluted net income per share	$0.29	$0.11	$0.29	$0.13
Diluted weighted average shares outstanding	12,593	12,876	12,586	13,125

The increases in net income and diluted net income per share for the three and six months ended January 31, 2010 versus the prior year comparable periods were due primarily to increases in gross margins and a decline in operating expenses, partially offset by reduced interest income and lower tax benefits.

Liquidity and capital resources

Key liquidity and capital resource information is summarized in the table below.

	January 31, 2010	July 31, 2009

Cash and cash equivalents and marketable securities	$162,280	$160,293
Working capital	268,462	264,140
Short and long term debt	-	-
Stockholders’ equity	399,113	397,519

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary source of liquidity has been and continues to be internally generated cash flows and access to cash and cash investments. While we have no outstanding debt obligations, we have access to $22,500 in revolving credit facilities with banks available for direct borrowings.

Cash equivalents totaled $162,280 at January 31, 2010 and consist solely of highly liquid investments with maturities of three months or less from the time of purchase. At January 31, 2010, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value. The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2010, due to the short maturities of these instruments.

We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents are appropriately valued at January 31, 2010 and are not aware of any market events to date that would impact their valuation. This could change in the future should new developments arise in the credit markets.

We face limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada and Europe. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% depreciation in the January 31, 2010 and July 31, 2009 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $9,300 and $9,400, respectively.

Cash flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended January 31,
	2010	2009
Net cash provided by operating activities	$10,176	$646
Net cash provided by (used for) investing activities	35,554	(60,235)
Net cash used for financing activities	(2,464)	(27,555)
Effect of exchange rate changes on cash	(841)	(4,620)
Net increase (decrease) in cash and cash equivalents	$42,425	$(91,764)

The cash flows provided by operating activities in the six months ended January 31, 2010 were due primarily to the adjustments to reconcile net income, which consisted of depreciation and amortization, share-based compensation expense, and a restructuring charge of $8,863, $2,438, and $764, respectively, partially offset by a net change in operating assets and liabilities of $5,566. The net change in operating assets and liabilities was due primarily to increases in other assets, inventories, and accounts receivable of $6,531, $3,882, and $1,904, respectively, as well as decreases in accrued liabilities of $4,158. These changes were partially offset by an increase in advanced payments and deferred revenue, accounts payable, and accrued income taxes of $3,473, $2,968, and $1,373, respectively, as well a decrease in refundable income taxes of $3,032.

The increase in other assets of $6,531 was due primarily to an advance of $2,000 paid as part of a technology development arrangement, which is expected to be repaid over the next 15 months according to the development plan and milestones and increases in deferred engineering costs. The increase in accounts receivable of $1,690 was due primarily to timing of customer collections. The increase in inventories of $3,882 was due primarily to an increase in demand. The decrease in refundable income taxes of $3,032 was due primarily to income tax refunds that were received in the six months ended January 31, 2010.

The decrease in accrued liabilities of $4,158 was due primarily to the payment of restructuring charge severance and benefit costs and of accrued sales taxes. The increase in advance payments and deferred revenue of $3,473 was due primarily to an advance payment from one of our customers of $4,000 received in the six months ended January 31, 2010. The increase in accounts payable of $2,968 was due primarily to the timing of vendor payments. The increase in accrued income taxes is due to income in the six months ended January 31, 2010.

Net cash provided by investing activities in the six months ended January 31, 2010 was due primarily to the maturity of $40,438 of short-term held-to-maturity marketable securities, which was partially offset by property, plant, and equipment additions of $4,691.

The net cash used for financing activities in the six months ended January 31, 2010 was due primarily to $2,534 of dividends paid to stockholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

Our contractual obligations at January 31, 2010, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$9,767	$2,933	$2,583	$1,338	$2,913
Purchasing obligations	47,870	44,488	3,382	-	-
	$57,637	$47,421	$5,965	$1,338	$2,913

As of January 31, 2010, the total liabilities associated with uncertain tax positions were $7,630. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

We currently have approximately $22,500 in revolving credit facilities with banks available for direct borrowings. Our revolving credit facility agreements contain a number of covenants, including a covenant requiring us to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. We were in compliance with this covenant at January 31, 2010 with a tangible net worth of approximately $353,700. As of January 31, 2010, there were no direct borrowings or off-balance sheet arrangements.

Recent accounting pronouncements

Recently adopted

Hierarchy of generally accepted accounting principles

In June 2009, the Financial Accounting Standards Board (“FASB”) released the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change accounting principles generally accepted in the United States of America (“GAAP”), but does significantly change the way in which the accounting literature is organized, combining all authoritative standards in a comprehensive, topically organized database. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. We adopted the provisions of this guidance during the quarter ended October 31, 2009, which had no impact on our financial position, results of operations, or cash flows.

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

Effective August 1, 2009, we adopted FASB guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requiring enhanced related disclosures. The guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position, results of operations, or cash flows, as we did not acquire any intangible assets during the six months ended January 31, 2010.

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

In August 2009, the FASB issued an update, which provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes as a result of this update were effective for us on November 1, 2009. Our adoption of these changes did not have a material effect on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on our financial position, results of operations, or cash flows.

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

Revenue recognition

In October 2009, the FASB issued an amendment which eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) estimated selling price if neither VSOE nor TPE is available. Additionally, the amendment expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. This amendment is effective for us on August 1, 2010; however, we elected to early adopt as permitted by the amendment and will prospectively apply the provisions of the amendment to all revenue arrangements entered into or materially modified after July 31, 2009. The adoption of the amendment did not have a material impact on our financial position, results of operations, or cash flows. See Note 3 in the Notes to the unaudited Consolidated Financial Statements for further discussion.

In October 2009, the FASB issued an amendment to the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This amendment is effective for us on August 1, 2010; however, we elected to early adopt as permitted by the amendment and will prospectively apply the provisions of the amendment to all revenue arrangements entered into or materially modified after July 31, 2009. The adoption of the amendment did not have a material impact on our financial position, results of operations, or cash flows.

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

Critical accounting policies

The accompanying discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. Our most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. Except for the allocation of consideration in multiple element revenue arrangements (which is described in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2009), we continue to have the same critical accounting policies as are described in Item 7, beginning on page 36, in our Annual Report on Form 10-K for fiscal year 2009 filed with the SEC on September 29, 2009. Those policies and the estimates involved in their application relate to revenue recognition; inventory reserves; share-based compensation; warranty reserves; purchase price allocation for business combinations; impairment of goodwill and indefinite lived intangible assets; income tax contingencies; and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

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

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At January 31, 2010, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value. Total interest income for the three and six months ended January 31, 2010 was $150 and $326, respectively. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2009, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended January 31, 2010. All of the shares shown as purchased in the table below were surrendered by our employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
11/1/09-11/30/09	1,238	$37.42	—	$—
12/1/09-12/31/09	707	37.59	—	—
1/1/10-1/31/10	501	38.94	—	—
Total	2,446	$37.78	—	$—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Item 6.    Exhibits

Exhibit	Description
10.1	2009 Stock Incentive Plan (Incorporated by reference to the Current Report on Form 8-K filed by Analogic Corporation on February 3, 2010)
10.2	Form of Performance-Based Restricted Stock Unit Agreement for 2009 Stock Incentive Plan (Incorporated by reference to the Current Report on Form 8-K filed by Analogic Corporation on February 3, 2010)
10.3	Form of Time-Based Restricted Stock Unit Agreement for 2009 Stock Incentive Plan
10.4	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: March 11, 2010	/s/ James W. Green

James W. Green
President and
Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2010	/s/ Michael L. Levitz

Michael L. Levitz
Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	2009 Stock Incentive Plan (Incorporated by reference to the Current Report on Form 8-K filed by Analogic Corporation on February 3, 2010)

10.2	Form of Performance-Based Restricted Stock Unit Agreement for 2009 Stock Incentive Plan (Incorporated by reference to the Current Report on Form 8-K filed by Analogic Corporation on February 3, 2010)

10.3	Form of Time-Based Restricted Stock Unit Agreement for 2009 Stock Incentive Plan

10.4	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended