Form 10-Q
period 2010-04-30
ANALOGIC CORP
filed 2010-06-09
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

The number of shares of common stock outstanding at May 28, 2010 was 12,884,649.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	April 30, 2010	July 31, 2009
Assets
Current assets:
Cash and cash equivalents	$168,750	$119,855
Marketable securities	-	40,438
Accounts receivable, net of allowance for doubtful accounts of $737 and $728 at April 30, 2010 and July 31, 2009, respectively	69,188	64,874
Inventories	87,339	79,011
Refundable and deferred income taxes	9,378	11,131
Other current assets	12,610	8,982
Total current assets	347,265	324,291

Property, plant, and equipment, net	80,043	83,688
Capitalized software, net	3,714	5,037
Intangible assets, net	40,493	40,792
Goodwill	1,849	2,043
Other assets	3,437	328
Deferred income tax assets	8,505	7,935
Total Assets	$485,306	$464,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,659	$22,064
Accrued liabilities	30,400	30,330
Advance payments and deferred revenue	11,968	7,757
Accrued income taxes	4,767	-
Total current liabilities	75,794	60,151

Long-term liabilities:
Accrued income taxes	5,366	5,541
Other long-term liabilities	1,444	903
Deferred income tax liabilities	410	-
Total long-term liabilities	7,220	6,444
Commitments and guarantees (Note 14)

Stockholders’ equity:
Common stock, $.05 par value	644	640
Capital in excess of par value	74,763	70,704
Retained earnings	320,790	316,079
Accumulated other comprehensive income	6,095	10,096
Total stockholders’ equity	402,292	397,519
Total Liabilities and Stockholders’ Equity	$485,306	$464,114

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net revenue:
Product	$99,813	$86,864	$287,886	$276,255
Engineering	5,659	4,846	11,925	14,547
Other	1,728	1,883	6,030	7,058
Total net revenue	107,200	93,593	305,841	297,860
Cost of sales:
Product	62,729	55,908	182,513	183,008
Engineering	4,825	5,148	11,497	14,631
Other	1,606	1,576	4,727	5,062
Total cost of sales	69,160	62,632	198,737	202,701

Gross margin	38,040	30,961	107,104	95,159
Operating expenses:
Research and product development	12,588	10,572	36,177	34,497
Selling and marketing	9,374	8,985	28,298	28,397
General and administrative	9,891	9,899	30,704	30,363
Restructuring charge	-	-	764	3,488
Total operating expenses	31,853	29,456	95,943	96,745
Income (loss) from operations	6,187	1,505	11,161	(1,586)
Other income (expense):
Interest income, net	161	531	487	2,306
Other	(45)	(158)	(462)	739
Total other income, net	116	373	25	3,045
Income before income taxes	6,303	1,878	11,186	1,459
Provision for (benefit from) income taxes	1,467	(373)	2,700	(2,531)
Net income	$4,836	$2,251	$8,486	$3,990
Net income per share:
Basic	$0.38	$0.18	$0.67	$0.31
Diluted	$0.38	$0.18	$0.67	$0.31
Weighted-average shares outstanding:
Basic	12,587	12,619	12,574	12,896
Diluted	12,629	12,691	12,605	12,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$8,486	$3,990

Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(1,699)	(1,599)
Depreciation and amortization	13,042	12,867
Allowance for doubtful accounts and notes receivable	241	210
Net loss (gain) on sale of property, plant, and equipment	19	(25)
Share-based compensation expense	3,827	3,786
Excess tax provision from share-based compensation	118	123
Restructuring charge	764	3,488
Net changes in operating assets and liabilities (Note 11)	(1,649)	(13,122)
NET CASH PROVIDED BY OPERATING ACTIVITES	23,149	9,718

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(7,028)	(8,016)
Investments in and advances to affiliated companies	(1,900)	(2)
Capitalized software development costs	(416)	(1,521)
Purchase of short-term held-to-maturity marketable securities	-	(180,507)
Maturities of short-term held-to-maturity marketable securities	40,438	128,487
Acquisition of business, net of cash acquired	-	(350)
Proceeds from the sale of property, plant, and equipment	176	35
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	31,270	(61,874)

FINANCING ACTIVITIES:
Net issuance of stock pursuant to exercise of stock options and employee stock purchase plan	283	149
Excess tax provision from share-based compensation	(118)	(123)
Purchase of common stock	-	(25,022)
Dividends paid to stockholders	(3,775)	(3,913)
NET CASH USED FOR FINANCING ACTIVITIES	(3,610)	(28,909)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,914)	(4,107)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$48,895	$(85,172)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,855	173,912

CASH AND CASH EQUIVALENTS, END OF PERIOD	$168,750	$88,740

Supplemental disclosures of cash flow information:
Refunds received for income taxes, net	$2,065	$5,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation (“Analogic” or the “Company”) is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users in the healthcare and homeland security markets. The Company is recognized worldwide for advancing state-of-the-art technology in the areas of medical Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Digital Mammography, Specialized Ultrasound, and Automatic Explosives Detection Systems for airport security. The Company’s OEM customers incorporate its technology into systems they in-turn sell for various medical and security applications. The Company also sells its ultrasound products directly to hospitals and clinics through its direct worldwide sales force under the business name B-K Medical ApS (“B-K Medical”). The Company’s top ten customers combined for approximately 67% and 68% of the Company’s total product and engineering revenue for the three months ended April 30, 2010 and 2009, respectively, and 66% and 69% of the Company’s total product and engineering revenue for the nine months ended April 30, 2010 and 2009, respectively. The Company had four customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during the three or nine months ended April 30, 2010 or 2009.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2010		2009	2010		2009
Koninklijke Philips Electronics N.V. (“Philips”)	16%		15%	15%		15%
Toshiba Corporation	(	*)	12%	13%		14%
L-3 Communications Corporation (“L-3”)	(	*)	11%	(	*)	10%
Siemens AG	(	*)	10%	(	*)	( *)

Note (*): Total product and engineering revenue was less than 10% in this period.

Philips accounted for 18% and 12% of net accounts receivable at April 30, 2010 and July 31, 2009, respectively, while General Electric Company accounted for 10% of net accounts receivable at April 30, 2010 and L-3 accounted for 13% of net accounts receivable at July 31, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10% to 50%, and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and nine months ended April 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2010 (“fiscal year 2010”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2009 (“fiscal year 2009”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2009. The accompanying Consolidated Balance Sheet as of July 31, 2009 contains data derived from audited financial statements.

Basis of Presentation

In the fourth quarter of fiscal year 2009, the Company identified certain amounts totaling $1,072 recorded within “Effect Of Exchange Rate Changes On Cash” in its unaudited Consolidated Statements of Cash Flows for the nine months ended April 30, 2009 that more appropriately should have been classified within cash flow from operating activities and investing activities. The Company determined that this change in classification was not material to its unaudited Consolidated Statements of Cash Flows for fiscal year 2009 and corrected the classification in the accompanying unaudited Consolidated Statements of Cash Flows.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications

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

Effective August 1, 2009, the Company adopted FASB guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requiring enhanced related disclosures. The guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Although future transactions involving intangible assets may be affected by this guidance, it did not impact the Company’s financial position, results of operations, or cash flows, as the Company did not acquire any intangible assets during the nine months ended April 30, 2010.

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

In June 2009, the FASB issued guidance that requires former qualified special-purpose entities to be evaluated for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, and requires companies to more frequently reassess whether they must consolidate VIEs. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the effect, if any, that adoption of this guidance will have on its financial position, results of operations, or cash flows.

Revenue recognition

In March 2010, the FASB issued guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for the Company on August 1, 2010 and is not expected to have a material impact on its financial position, results of operations, and cash flows.

3. Significant accounting policies:

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

Per the provisions of this guidance, the Company allocates arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on its relative selling price. The Company determines selling price using VSOE, if it exists, and otherwise TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses ESP. The Company generally expects that it will not be able to establish TPE due to the nature of the markets in which the Company competes, and, as such, the Company typically will determine selling price using VSOE or, if not available, ESP.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, the Company will consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, and the Company’s ongoing pricing strategy and policies.

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

4. Share-based payment:

The Company estimates the fair value of stock options using the Black-Scholes valuation model and the fair value of the Company’s restricted stock awards, which include shares of restricted stock and restricted stock units, based on the quoted market price of its common stock or the use of a Monte-Carlo Simulation Model. For time or service-based awards, the Company recognizes the associated share-based compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on the vesting dates to reflect actual forfeitures. For performance-based awards with an earnings per share related target, management evaluates the probability of meeting the performance criteria at each balance sheet date and related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with a market condition related target, related compensation cost is amortized over the performance period on a straight-line basis, net of estimated forfeitures, regardless of whether the awards are ultimately earned.

On January 29, 2010, the Company’s stockholders approved a new share-based compensation plan named the “2009 Stock Incentive Plan”. Under the Company’s 2009 Stock Incentive Plan, up to 1,600,000 shares of the Company’s common stock, $.05 par value per share, may be awarded. Awards may be in the form of stock options, stock appreciation rights (“SARs”), shares of restricted stock, restricted stock units or other stock-based awards. Stock options granted under the 2009 Stock Incentive Plan may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant. Options may not be granted for a term in excess of ten years. Except in certain circumstances, options that vest based on continued service of the optionee may not vest earlier than one year from the date of grant. SARs granted under the 2009 Stock Incentive Plan must have a measurement price not less than 100% of the fair market value on the date of grant. SARs may not be granted for a term in excess of ten years. Restricted stock may be granted subject to the Company’s right to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture if such shares are issued at no cost) from the recipient in the event that conditions of the grant are not satisfied prior to the end of the restriction period. Such conditions may include the achievement of performance goals or continued service with the Company. Except in certain circumstances, restricted stock that vests solely based on the passage of time will be zero percent vested prior to the first anniversary of the date of grant, no more than one-third vested prior to the second anniversary of the date of grant, and no more than two-thirds vested prior to the third anniversary of the date of grant.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Cost of product sales	$178	$69	$343	$214
Research and product development	401	279	996	874
Selling and marketing	149	149	414	444
General and administrative	661	591	2,074	2,254
Share-based compensation expense before tax	1,389	1,088	3,827	3,786
Income tax effect	449	571	1,250	1,191
Net share-based compensation expense	$940	$517	$2,577	$2,595

In the fiscal year ended July 31, 2008 (“fiscal year 2008”) and fiscal year 2009, the Company’s Compensation Committee (the “Committee”) granted performance contingent restricted stock awards (“performance awards”) in the form of shares, which will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle, which is July 31, 2010 for 89,544 shares granted in fiscal year 2008 and July 31, 2011 for 42,098 shares granted in fiscal year 2009. The performance goal for the performance awards is based solely on the compounded annual growth of an adjusted earnings per share metric. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to, in most cases, 200% of the target award, or up to 263,284 shares. The actual number of shares to be issued will also include the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards is $15,397 based on a weighted average grant date fair value of $58.48 per share. Compensation expense is being recognized over the performance period based on the number of shares that is deemed to be probable of vesting at the end of each three-year performance cycle. As of April 30, 2010, the Company estimated that total awards covering 12,202 shares with an aggregate value of $722 were deemed probable of vesting out of awards totaling 131,642 outstanding shares. During the three months ended April 30, 2010 and 2009, compensation expense of $105 and $29, respectively, was recognized for the performance awards based on the number of shares deemed probable of vesting. During the nine months ended April 30, 2010 and 2009, compensation expense of $188 and $449, respectively, was recognized for the performance awards based on the number of shares deemed probable of vesting.

In the nine months ended April 30, 2010, the Committee granted performance awards in the form of shares of restricted stock and restricted stock units, of which 109,699 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s cumulative non-GAAP earnings per share and 109,692 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s relative total shareholder return (“TSR”) as determined against a specified peer group. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to, in most cases, 200% of the target award, or up to 438,782 shares. The issuance of the shares will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $8,785 based on a weighted average grant date fair value of $40.04 per share as determined by the closing stock price on the date of grant. Compensation expense is being recognized over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of shares that are deemed to be probable of vesting at the end of each three-year performance cycle. As of April 30, 2010, the Company estimated that total non-GAAP earnings per share awards covering 27,947 shares and units with a value of $1,119 were deemed probable of vesting out of awards totaling outstanding shares and units. During the three and nine months ended April 30, 2010, the Company recognized compensation expense of $75 and $142, respectively, for the performance awards with the non-GAAP earnings per share target based on the number of shares deemed probable of vesting. The compensation expense for the performance awards with the TSR target is $4,575, which will be recognized on a straight-line basis, net of estimated forfeitures, over a derived service period of 2.7 years. The weighted average grant date fair values of awards granted with a TSR

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

target were $47.47 per share during the nine months ended April 30, 2010. The fair value of awards with a TSR target at date of grant was estimated using a Monte-Carlo Simulation Model with the following assumptions:

Nine Months Ended April 30,
2010
Stock Price (1)	$ 40.04
Expected volatility factor (2)	51%
Risk-free interest rate (3)	1.19%
Expected annual dividend yield (4)	0.0%

(1)	The stock price is the weighted average closing price of the Company’s common stock on the dates of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

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

The weighted average grant date fair values of options granted were $11.08 per share during the three months ended April 30, 2009, and $14.56 and $18.56 per share during the nine months ended April 30, 2010 and 2009, respectively. There were no options grants during the three months ended April 30, 2010. The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months April 30,	Nine Months Ended April 30,
	2009	2010	2009
Expected option term (1)	4.7 years	4.8 years	4.7 years
Expected volatility factor (2)	34%	43%	34%
Risk-free interest rate (3)	3.04%	2.20%	3.04%
Expected annual dividend yield (4)	0.6%	1.0%	0.6%

(1)	The option life was determined by estimating the expected option life using historical data.
(2)	The stock volatility for each grant is determined based on the review of the weighted average of historical daily price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted average fair values of the options granted under the employee stock purchase plan was $8.37 per share for the nine months ended April 30, 2010 and $5.80 per share during the nine months ended April 30, 2009. The fair value of options at the date of grant was estimated using the Black-Scholes valuation model with the following assumptions:

	Three and Nine Months Ended April 30,
	2010	2009
Expected option term	0.5 years	0.5 years
Expected volatility factor	50%	50%
Risk-free interest rate	2.62%	1.45%
Expected annual dividend yield	1.1%	1.5%

The following table sets forth the stock option and restricted stock award transactions from July 31, 2009 to April 30, 2010:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock Awards		Performance-Based Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2009	415,021	$53.84	4.55	$167	113,309	$55.62	137,909	$58.55

Granted	6,000	39.61			4,000	39.61	221,527	43.76
Exercised	(10,933)	37.02			-	-	-	-
Vesting of restricted stock	-	-			(27,112)	53.68	-	-
Cancelled (forfeited and expired)	(49,374)	52.40			(4,690)	57.15	(8,403)	55.96

Outstanding at April 30, 2010	360,714	54.20	4.34	1,046	85,507	55.31	351,033	49.28

Options vested or expected to vest at April 30, 2010 (1)	337,213	53.96	4.26	983

Options exercisable at April 30, 2010	157,474	49.70	2.60	479

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

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

The Company’s cash equivalents and marketable securities are comprised primarily of U.S. government discount notes at April 30, 2010 and certificates of deposit at July 31, 2009.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In accordance with the fair value hierarchy, the following table shows the fair value as of April 30, 2010 of those financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques the Company used to determine their fair market value. The Company did not have any financial assets or liabilities measured at fair value at July 31, 2009 or any financial assets or liabilities measured at fair value on a nonrecurring basis at April 30, 2010 or July 31, 2009.

	Level 1	Level 2	Level 3	Total
Cash equivalents
US government obligations	$71,368	$-	$-	$71,368

The Company did not have any marketable securities at April 30, 2010. The following table summarizes the composition of the Company’s marketable securities at July 31, 2009.

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
July 31, 2009
Held-to-Maturity Securities
Certificates of Deposits	$40,438	$-	$-	$40,438

There were no realized gains or losses on marketable securities in the three and nine months ended April 30, 2010 and 2009, as the cost approximated fair value.

6. Goodwill and other intangible assets:

The carrying amount of the goodwill at April 30, 2010 and July 31, 2009 was $1,849 and $2,043, respectively. The decrease in goodwill of $194 from July 31, 2009 to April 30, 2010 was due to an adjustment to the purchase price of Copley Controls Corporation (“Copley”), which was released to the Company from escrow in the first quarter of fiscal year 2010.

In April 2010, the Company invested $1,900 in a start-up company with proprietary technology expected to be utilized in the Company’s Specialized Ultrasound business. The investment is being accounted for using the equity method and the entire $1,900 has been allocated to in-process research and development. Intangible assets at April 30, 2010 and July 31, 2009 consisted of the following:

	April 30, 2010			July 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$11,771	$2,296	$9,475	$11,771	$1,450	$10,321
Customer relationships	25,200	3,689	21,511	25,200	2,336	22,864
Tradename	7,607	-	7,607	7,607	-	7,607
In-process research and development	1,900	-	1,900	-	-	-
Total	$46,478	$5,985	$40,493	$44,578	$3,786	$40,792

Amortization expense related to acquired intangible assets was $733 and $718 for the three months ended April 30, 2010 and 2009, respectively, and $2,199 and $3,050 for the nine months ended April 30, 2010 and 2009, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2010 (Remaining three months)	$732
2011	2,931
2012	2,931
2013	2,931
2014 and thereafter	21,461
$30,986

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Restructuring and voluntary retirement charges:

In the second quarter of fiscal year 2010, the Company reduced its workforce by 17 employees worldwide. The total costs of this plan, including severance and personnel related costs, was $764 and was recorded as a restructuring charge during the nine months ended April 30, 2010.

In the second quarter of fiscal year 2009, the Company reduced its workforce by 145 employees worldwide and recorded a restructuring charge of $3,488 for severance and personnel related costs during the nine months ended April 30, 2009. Included in this restructuring were 29 employees from Copley. The severance and personnel related costs for the Copley employees of $323 were accrued for in fiscal year 2008 in connection with the acquisition.

The following table summarizes accrued restructuring and voluntary retirement charges activity from July 31, 2008 through April 30, 2010:

	Involuntary Employee Severance	Facility Exit Costs	Voluntary Retirement Program	Copley Acquisition	Total
Balance at July 31, 2008	$309	$-	$3,395	$1,376	$5,080
Cash payments	(266)	-	(3,287)	(113)	(3,666)
Balance at October 31, 2008	43	-	108	1,263	1,414
Restructuring charge	3,488	-	-	-	3,488
Cash payments	(96)	-	(83)	(351)	(530)
Foreign exchange	(39)	-	-	-	(39)
Balance at January 31, 2009	3,396	-	25	912	4,333
Cash payments	(1,559)	-	(25)	(305)	(1,889)
Foreign exchange	26	-	-	-	26
Balance at April 30, 2009	1,863	-	-	607	2,470
Restructuring charge	2,073	1,058	-	-	3,131
Cash payments	(1,250)	-	-	(206)	(1,456)
Reversal through goodwill	-	-	-	(375)	(375)
Foreign exchange	42	-	-	-	42
Balance at July 31, 2009	2,728	1,058	-	26	3,812
Cash payments	(1,211)	(189)	-	(26)	(1,426)
Foreign exchange	16	-	-	-	16
Balance at October 31, 2009	1,533	869	-	-	2,402
Restructuring charge	764	-	-	-	764
Cash payments	(803)	(189)	-	-	(992)
Foreign exchange	(7)	-	-	-	(7)
Balance at January 31, 2010	1,487	680	-	-	2,167
Restructuring charge	-	-	-	-	-
Cash payments	(609)	(189)	-	-	(798)
Foreign exchange	-	-	-	-	-
Balance at April 30, 2010	$878	$491	$-	$-	$1,369

The remaining cash expenditures as of April 30, 2010 consist of approximately $878 in employee severance that will be paid within the next nine months and facility exit costs of $491 that will be paid within the next nine months.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	April 30, 2010	July 31, 2009
Inventories:
Raw materials	$56,409	$49,828
Work-in-process	13,586	13,194
Finished goods	17,344	15,989
	$87,339	$79,011
Accrued liabilities:
Accrued employee compensation and benefits	$16,279	$12,076
Accrued restructuring charges	1,369	3,812
Accrued warranty	6,051	5,918
Other	6,701	8,524
	$30,400	$30,330
Advance payments and deferred revenue:
Deferred revenue	$8,018	$5,647
Customer deposits	3,950	2,110
	$11,968	$7,757

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net income	$4,836	$2,251	$8,486	$3,990

Weighted average number of common shares outstanding-basic	12,587	12,619	12,574	12,896
Effect of dilutive securities:
Stock options and restricted stock awards	42	72	31	94
Weighted average number of common shares outstanding-diluted	12,629	12,691	12,605	12,990

Net income per share:
Basic	$0.38	$0.18	$0.67	$0.31
Diluted	$0.38	$0.18	$0.67	$0.31
Anti-dilutive shares related to outstanding stock options and unvested restricted stock awards	278	526	373	416

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Comprehensive income (loss):

Components of comprehensive income (loss) include net income and certain transactions that have generally been reported as a component of stockholders’ equity. The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net Income	$4,836	$2,251	$8,486	$3,990

Other comprehensive income, net of taxes:

Pension adjustment, net of tax benefits of $66 and $1 for the three months ended April 30, 2010 and 2009, respectively, and tax provisions of $51 and $9 for the nine months ended April 30, 2010 and 2009, respectively.	(119)	(2)	(262)	14

Foreign currency translation adjustment, net of tax provisions of $582 and $193 for the three months ended April 30, 2010 and 2009, respectively, and a tax provision of $796 and a tax benefit of $1,093 for the the six months ended January 31, 2010 and 2009, respectively.	(1,853)	2,325	(3,740)	(13,299)

Total comprehensive income (loss)	$2,864	$4,574	$4,484	$(9,295)

The components of accumulated other comprehensive income, net of taxes, at April 30, 2010 and July 31, 2009 are as follows:

	April 30, 2010	July 31, 2009
Pension adjustment	$(2,357)	$(2,095)
Foreign currency translation adjustment	8,452	12,191
Total	$6,095	$10,096

11. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities were as follows:

	Nine Months Ended April 30,
	2010	2009
Accounts receivable	$(6,773)	$6,163
Inventories	(8,479)	(5,769)
Other assets	(4,660)	(1,565)
Refundable income taxes	3,050	4,304
Accounts payable	6,745	(3,614)
Accrued liabilities	(1,123)	(10,264)
Advance payments and deferred revenue	4,371	(1,936)
Other liabilities	541	221
Accrued income taxes	4,679	(662)
Net changes in operating assets and liabilities	$(1,649)	$(13,122)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Taxes:

The following table presents the provision (benefit) for income taxes and the effective income tax rates:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Provision (benefit) for income taxes	$1,467	$(373)	$2,700	$(2,531)
Effective tax rate	23%	-20%	24%	-173%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate of 23% and 24% for the three and nine months ended April 30, 2010, respectively, was due primarily to lower foreign tax rates as compared to the U.S statutory rate of 35% and discrete benefits. The discrete benefits of approximately $860 in the nine months ended April 30, 2010 were due primarily to the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal years ended July 31, 2004 (“fiscal year 2004”) and 2006 (“fiscal year 2006”). The discrete benefits of approximately $560 in the three months ended April 30, 2010 were due primarily to the reversal of tax reserves as a result of the expiration of the statute of limitations for fiscal year 2006.

The Company’s income tax benefit for the three months ended April 30, 2009 was due primarily to the reversal of $856 of tax reserves due to the expiration of the statute of limitations for the fiscal year ended July 31, 2005 (“fiscal year 2005”). The Company’s income tax benefit for the nine months ended April 30, 2009 was due primarily to the Internal Revenue Service (“IRS”) income tax refund of $6,459 received in December 2008. The refund, which included $1,065 of interest, was for the carryback of a loss and research and development credits from fiscal year 2004 and from additional research and development tax credits claimed on amended income tax returns for the fiscal years ended July 31, 2001 through 2003. The impact of this refund and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,232 was recorded as a tax benefit in the nine months ended April 30, 2009. Also contributing to the income tax benefit for the nine months ended April 30, 2009 was the reversal of $856 of tax reserves due to the expiration of the statute of limitations for fiscal year 2005, a discrete benefit of $391 for previously unrecognized tax benefits resulting from the settlement of the IRS audit of the fiscal years ended July 31, 2001 through 2004, and a discrete tax benefit of $404 for the reinstatement of the federal research and experimentation credit back to January 1, 2008. These benefits were partially offset by additional provisions for agreed federal and state adjustments and typical taxes owed related to the Company’s profitable operations in that period.

The total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, were as follows for the dates indicated.

April 30, 2010	July 31, 2009
$ 11,888	$ 12,877

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would impact the Company’s effective tax rate.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters through the fiscal year ended July 31, 2002 and for the fiscal years ended July 31, 2004, 2005, and 2006. In the next four fiscal quarters, the statute of limitations may close on the Federal and state income tax returns for the fiscal years ended July 31, 2003 and 2007 and on the tax returns filed in various foreign jurisdictions for the fiscal years ended July 31, 2004 and 2005. It is reasonably expected that net unrecognized benefits of $1,729 from these jurisdictions may be recognized within the next four quarters.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is a component of income tax expense. At April 30, 2010, the Company had approximately $1,328 accrued for interest on unrecognized tax benefits.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Segment information:

The Company operates primarily within two major markets: Medical Technology and Security Technology. During the first quarter of fiscal year 2010, as part of a strategic review, the Company evaluated the appropriateness and naming of its segments. The Company decided to retain the composition of its reporting segments but change the names to more accurately depict the nature of those segments. Medical Technology consists of three reporting segments: CT and MRI (formerly Medical Imaging Products), which consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment; Digital Radiography, which consists primarily of state-of-the-art, direct conversion amorphous selenium-based, digital, flat-panel, x-ray detectors for diagnostic and interventional applications in mammography; and Specialized Ultrasound (formerly B-K Medical), which consists of ultrasound systems and probes for the urology, ultrasound-guided surgery, and radiology markets. Security Technology consists of advanced weapon and threat detection aviation security systems and subsystems. The Company’s Other segment represents the Company’s hotel business and general corporate income and expenses. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2009.

The table below presents information about the Company’s reportable segments.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Revenue:
Medical Technology from external customers:
CT and MRI	$61,105	$50,006	$174,106	$171,042
Digital Radiography	10,062	10,307	26,819	24,533
Specialized Ultrasound	22,103	19,198	66,960	58,934
Total Medical Technology	93,270	79,511	267,885	254,509

Security Technology from external customers	12,202	12,199	31,926	36,293
Other	1,728	1,883	6,030	7,058
Total	$107,200	$93,593	$305,841	$297,860

Income (loss) from operations:
Medical Technology:
CT and MRI (A)	$2,822	$(1,968)	$6,034	$(4,925)
Digital Radiography (B)	1,146	2,160	2,435	1,947
Specialized Ultrasound (C)	552	(13)	1,361	(1,621)
Total Medical Technology	4,520	179	9,830	(4,599)

Security Technology (D)	2,058	1,597	1,783	3,526
Other	(391)	(271)	(452)	(513)
Total income (loss) from operations	6,187	1,505	11,161	(1,586)
Total other income, net	116	373	25	3,045
Total income before income taxes	$6,303	$1,878	$11,186	$1,459

	April 30, 2010	July 31, 2009
Identifiable assets:
CT and MRI	$147,995	$134,202
Digital Radiography	32,274	28,562
Specialized Ultrasound	88,271	92,551
Security Technology	12,301	11,849
Other (E)	204,465	196,950
Total	$485,306	$464,114

(A)	Includes restructuring charges of $557 in the nine months ended April 30, 2010 and $2,280 in the nine months ended April 30, 2009.
(B)	Includes restructuring charges of $44 in the nine months ended April 30, 2010 and $21 in the nine months ended April 30, 2009.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(C)	Includes restructuring charges of $761 in the nine months ended April 30, 2009.
(D)	Includes restructuring charges of $163 in the nine months ended April 30, 2010 and $426 in the nine months ended April 30, 2009.
(E)	Includes cash and cash equivalents and marketable securities of $140,396 and $131,084 at April 30, 2010 and July 31, 2009, respectively.

14. Commitments and guarantees:

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2010.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$5,755	$5,009	$5,918	$5,403
Accrual	1,490	1,057	3,707	2,753
Settlements made in cash or in kind during the period	(1,196)	(719)	(3,576)	(2,809)
Balance at the end of the period	$6,049	$5,347	$6,049	$5,347

The Company currently has approximately $22,500 in revolving credit facilities with banks available for direct borrowings. The Company’s revolving credit facility agreements contain a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant at April 30, 2010 with a tangible net worth of approximately $356,300. As of April 30, 2010, there were no direct borrowings or off-balance sheet arrangements.

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

16. Subsequent event:

The Company declared a dividend of $0.10 per share of common stock on June 8, 2010, which will be paid on July 6, 2010 to stockholders of record on June 22, 2010.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended April 30, 2010 and 2009 represent the third quarters of fiscal years 2010 and 2009, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

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

We operate primarily within two major markets: Medical Technology and Security Technology. Medical Technology consists of three reporting segments: CT and MRI (formerly Medical Imaging Products), which consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment; Digital Radiography, which consists primarily of state-of-the-art, direct conversion amorphous selenium-based, digital, flat-panel, x-ray detectors for diagnostic and interventional applications in mammography; and Specialized Ultrasound (formerly B-K Medical), which consists of ultrasound systems and probes for the urology, ultrasound-guided surgery, and radiology markets. Security Technology consists of advanced weapon and threat detection aviation security systems and subsystems.

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

The following table sets forth key financial data from our unaudited Consolidated Statements of Operations for the three months ended April 30, 2010 and 2009.

	Three Months Ended April 30,		Percentage Change
	2010	2009
Total net revenue	$107,200	$93,593	14.5%
Income from operations	6,187	1,505	311.1%
Net income	4,836	2,251	114.8%
Diluted net income per share	0.38	0.18	111.1%

Total net revenue increased from the prior year comparable period due primarily to increased demand in our Medical Technology business. Income from operations and net income increased in the three months ended April 30, 2010 as compared to the prior year comparable period due primarily to increased sales volumes and improved product gross margins.

The following table sets forth an overview of cash flows for the nine months ended April 30, 2010 and 2009.

	Nine Months Ended January 31,
	2010	2009
Net cash provided by operating activities	$23,149	$9,718
Net cash provided by (used for) investing activities	31,270	(61,874)
Net cash used for financing activities	(3,610)	(28,909)
Effect of exchange rate changes on cash	(1,914)	(4,107)
Net increase (decrease) in cash and cash equivalents	$48,895	$(85,172)

During the nine months ended April 30, 2010, we continued to generate cash from our operating activities. The net cash provided by investing activities in the nine months ended April 30, 2010 was due primarily to the maturity of $40,438 of short-term held-to-maturity marketable securities, which was partially offset by property, plant, and equipment additions of $7,028 and an investment in an affiliate of $1,900. The net cash used for financing activities in the nine months ended April 30, 2010 was due primarily to $3,775 of dividends paid to stockholders.

Over the past several years, we have had significant cash and marketable securities balances, which over the past year have continued to be impacted by a reduction in interest rates. We have historically invested in U.S government backed securities, bonds, and certificates of deposit, the interest rates of which have declined significantly over the last year.

Results of operations

Net revenue

Product revenue

Product revenue is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2010	2009		2010	2009
Product Revenue:
Medical Technology:
CT and MRI	$58,787	$47,502	23.8%	$167,968	$163,755	2.6%
Digital Radiography	10,062	10,075	-0.1%	26,644	24,037	10.8%
Specialized Ultrasound	22,103	19,198	15.1%	66,960	58,934	13.6%
Total Medical Technology	90,952	76,775	18.5%	261,572	246,726	6.0%
Security Technology	8,861	10,089	-12.2%	26,314	29,529	-10.9%
Total	$99,813	$86,864	14.9%	$287,886	$276,255	4.2%

CT and MRI

The increases in product revenue for the three and nine months ended April 30, 2010 versus the prior year comparable periods were due primarily to increases in demand by our OEM customers as a result of the improving global economy and the related impact on hospital spending.

Digital Radiography

While product revenue for the three months ended April 30, 2010 remained relatively consistent with the prior year comparable period, it increased for the nine months ended April 30, 2010 versus the prior year comparable period due primarily to increased shipments of mammography detectors to OEM customers. Partially offsetting this growth was a decline in older generation, non-mammography detectors that are being phased out.

Specialized Ultrasound

The increases in product revenue in the three and nine months ended April 30, 2010 versus the prior year comparable periods were due primarily to increases in demand for our new product lines, the Flex Focus and Pro Focus UltraView portable ultrasound scanners, which were introduced late in the second and third quarters of fiscal year 2009, respectively. Also contributing to the increase for the nine months ended April 30, 2010 versus the prior year comparable period was a favorable exchange rate change.

Security Technology

The decrease in Security Technology product revenue for the three months ended April 30, 2010 versus the prior year comparable period was due primarily to fewer baggage scanners being shipped to our customers and a decrease in sales of spare parts and accessories.

The decrease in Security Technology product revenue for the nine months ended April 30, 2010 versus the prior year comparable period was due primarily to fewer baggage scanners being shipped to our customers. This decrease was partially offset by an increase in sales of spare parts and accessories.

Engineering revenue

Engineering revenue is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2010	2009		2010	2009
Engineering Revenue:
Medical Technology:
CT and MRI	$2,318	$2,504	-7.4%	$6,138	$7,287	-15.8%
Digital Radiography	-	232	-100.0%	175	496	-64.7%
Total Medical Technology	2,318	2,736	-15.3%	6,313	7,783	-18.9%
Security Technology	3,341	2,110	58.3%	5,612	6,764	-17.0%
Total	$5,659	$4,846	16.8%	$11,925	$14,547	-18.0%

CT and MRI

The decrease in engineering revenue for the three and nine months ended April 30, 2010 versus the prior year comparable periods were due primarily to the timing of completed milestones on projects for various OEM customers.

Digital Radiography

The decreases in engineering revenue for the three and nine months ended April 30, 2010 versus the prior year comparable periods were due primarily to the timing of completed milestones on a project for an OEM customer in the three and nine months ended April 30, 2010 as compared to the same periods of the prior year.

Security Technology

The increase in engineering revenue in the three months ended April 30, 2010 versus the prior year comparable period was due primarily to an engineering project that began in December 2009 for an OEM customer.

The decrease in engineering revenue in the nine months ended April 30, 2010 versus the prior year comparable period was due primarily to a decrease in engineering revenue on a time and materials project with an OEM customer to transition the eXaminer XLB from a prototype into a manufacturable product. The decrease was partially offset by the engineering project that began in December 2009 for an OEM customer.

Other revenue

Other revenue is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2010	2009		2010	2009
Other Revenue:
Hotel	$1,728	$1,883	-8.2%	$6,030	$7,058	-14.6%

The decreases in the three and nine months ended April 30, 2010 versus the prior year comparable periods were due primarily to lower occupancy and a decline in room rates at the hotel due to lower business and personal travel as a result of the continuing economic slowdown.

Gross margin

Product gross margin

Product gross margin is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2010	2009		2010	2009
Product gross margin	$37,084	$30,956	19.8%	$105,373	$93,247	13.0%
Product gross margin %	37.2%	35.6%		36.6%	33.8%

Product gross margin percentage increased in the three and nine months ended April 30, 2010 versus the prior year comparable periods. For the three and nine months ended April 30, 2010, the product gross margin percentage improvement was primarily due to lower component pricing from our vendors, lower labor costs as a result of restructuring, and improved manufacturing efficiency as a result of higher production throughput. Also contributing to the improvement in the nine months ended April 30, 2010 were higher margin products, such as Specialized Ultrasound products, making up a higher percentage of the consolidated product revenue.

Engineering gross margin

Engineering gross margin is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2010	2009		2010	2009
Engineering gross margin	$834	$(302)	N/A	$428	$(84)	N/A
Engineering gross margin %	14.7%	-6.2%		3.6%	-0.6%

The increases in the engineering gross margin in the three and nine months ended April 30, 2010 versus the prior year comparable periods were due primarily to the engineering project with an OEM customer in our Security Technology business that began in December 2009. The gross margin on this Security Technology project was partially offset by costs in excess of revenues on CT and MRI business projects.

Operating expenses

Operating expenses are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Research and product development	$12,588	$10,572	$36,177	$34,497
Selling and marketing	9,374	8,985	28,298	28,397
General and administrative	9,891	9,899	30,704	30,363
Restructuring charge	-	-	764	3,488
	$31,853	$29,456	$95,943	$96,745

Operating expenses as a percentage of total net revenue are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Research and product development	11.7%	11.3%	11.8%	11.6%
Selling and marketing	8.8%	9.6%	9.3%	9.5%
General and administrative	9.2%	10.6%	10.1%	10.2%
Restructuring charge	0.0%	0.0%	0.2%	1.2%
	29.7%	31.5%	31.4%	32.5%

Operating expenses increased $2,397 for the three months ended April 30, 2010 from the three months ended April 30, 2009 due primarily to an increase in performance-based variable cash compensation expense due to improved operating results. The increase was partially offset by the workforce reductions since the third quarter of fiscal year 2009.

Operating expenses decreased $802 for the nine months ended April 30, 2010 from the nine months ended April 30, 2009 due primarily to a decrease in restructuring charges of $2,724. Also contributing to the decrease were the workforce reductions in the second halves of fiscal years 2009 and 2010. These decreases were partially offset by an increase in performance-based variable cash compensation expense due to improved operating results and $688 of contingent professional fees incurred in the nine months ended April 30, 2009 related to an income tax refund.

Other income (expense), net

Other income (expense), net is summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Interest income, net	$161	$531	$487	$2,306
Other income (expense), net	(45)	(158)	(462)	739

The decreases in net interest income in the three and nine months ended April 30, 2010 versus the prior year comparable periods were due primarily to a decline in interest rates.

Net other income (expense) during the three and nine months ended April 30, 2010 and 2009 consisted predominantly of foreign currency exchange gains and losses by our foreign subsidiaries.

Provision (benefit) for income taxes

The provision (benefit) for income taxes and the effective tax rates are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Provision (benefit) for income taxes	$1,467	$(373)	$2,700	$(2,531)
Effective tax rate	23%	-20%	24%	-173%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate of 23% for the three months ended April 30, 2010 was due primarily to lower foreign tax rates as compared to the statutory rate of 35% and discrete benefits of approximately $860 due primarily to the reversal of tax reserves as a result of the expiration of the statute of limitations for fiscal year 2006 in the three months ended April 30, 2010. For the three months ended April 30, 2009, the effective tax rate was due primarily to the reversal of $856 of tax reserves due to the expiration of the statute of limitations for fiscal year 2005 related to our U.S. Federal income tax return.

The effective tax rate of 24% for the nine months ended April 30, 2010 was due primarily to lower foreign tax rates as compared to the U.S. statutory rate of 35% and discrete benefits of approximately $560 due primarily to the reversal of tax reserves as a result of the expiration of the statute of limitations for fiscal years 2004 and 2006 in the nine months ended April 30, 2010. For the nine months ended April 30, 2009, the effective tax rate was due primarily to the IRS refund of $6,459 received in December 2008. The refund, which included $1,065 of interest, was for the carryback of a loss and research and development credits from fiscal year 2004 and from additional research and development tax credits claimed on amended income tax returns for fiscal years 2001 through 2003. The impact of this refund and related interest was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,232 was recorded as a tax benefit in the nine months ended April 30, 2009. Also contributing to the effective tax rate for the nine months ended April 30, 2009 were the reversal of $856 of tax reserves due to the expiration of the statute of limitations for fiscal year 2005, discrete benefits of $391 for previously unrecognized tax benefits resulting from the settlement of the IRS audit, and a discrete tax benefit of $404 for the reinstatement of the federal research and experimentation credit back to January 1, 2008. These benefits were partially offset by additional provisions for agreed federal and state adjustments and typical taxes owed related to our profitable operations in that period.

Net income and diluted net income per share

Net income and diluted net income per share for the three and nine months ended April 30, 2010 and 2009 are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net income	$4,836	$2,251	$8,486	$3,990
% of net revenue	4.5%	2.4%	2.8%	1.3%
Diluted net income per share	$0.38	$0.18	$0.67	$0.31
Diluted weighted average shares outstanding	12,629	12,691	12,605	12,990

The increases in net income and diluted net income per share for the three and nine months ended April 30, 2010 versus the prior year comparable periods were due primarily to increases in gross margins, partially offset by reduced interest income and lower tax benefits. Also, partially offsetting the increases during the three months ended April 30, 2010 was an increase in research and product development expenses.

Liquidity and capital resources

Key liquidity and capital resource information is summarized in the table below.

	April 30, 2010	July 31, 2009

Cash and cash equivalents and marketable securities	$168,750	$160,293
Working capital	271,471	264,140
Short and long term debt	-	-
Stockholders’ equity	402,292	397,519

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

Cash equivalents totaled $168,750 at April 30, 2010 and consist solely of highly liquid investments with maturities of three months or less from the time of purchase. At April 30, 2010, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value. The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2010, due to the short maturities of these instruments.

We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents are appropriately valued at April 30, 2010 and are not aware of any market events to date that would impact their valuation. This could change in the future should new developments arise in the credit markets.

We face limited exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada and Europe. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% depreciation in the April 30, 2010 and July 31, 2009 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $9,100 and $9,400, respectively.

Cash flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended January 31,
	2010	2009
Net cash provided by operating activities	$23,149	$9,718
Net cash provided by (used for) investing activities	31,270	(61,874)
Net cash used for financing activities	(3,610)	(28,909)
Effect of exchange rate changes on cash	(1,914)	(4,107)
Net increase (decrease) in cash and cash equivalents	$48,895	$(85,172)

The cash flows provided by operating activities in the nine months ended April 30, 2010 were due primarily to pre-tax earnings of $11,186 and depreciation and amortization of $13,042. Other items impacting cash flows provided by operating activities were taxes, share-based compensation expense, and a restructuring charge of $2,700, $3,827, and $764, respectively, partially offset by a net change in operating assets and liabilities of $1,649. The net change in operating assets and liabilities was due primarily to increases in other assets, inventories, and accounts receivable of $4,660, $8,479, and $6,773, respectively, as well as decreases in accrued liabilities of $1,123. These changes were partially offset by an increase in advanced payments and deferred revenue, accounts payable, and accrued income taxes of $4,371, $6,745, and $4,679, respectively, as well a decrease in refundable income taxes of $3,050.

The increase in other assets was due primarily to an advance paid as part of a technology development arrangement, which is expected to be repaid over the next 12 months according to the development plan that includes milestones and increases in deferred engineering costs. Inventories increased due primarily to an increase in customer demand and production volumes in part associated with the transition of certain manufacturing activities to our recently established subsidiary in Shanghai, China. Accounts receivable increased primarily due to growth in unbilled receivables and revenue in the third quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009. The decrease in refundable income taxes was due primarily to income tax refunds that were received in the nine months ended April 30, 2010.

The decrease in accrued liabilities was due primarily to the payment of restructuring charge severance and benefit costs and of accrued sales taxes. The increase in advance payments and deferred revenue was due primarily to an advance payment and deferred revenue totaling approximately $2,100 relating to an engineering project for an OEM customer that began in fiscal year 2010. Also contributing to the increase was advance payments from a customer of approximately $1,100 related to the sale of CT components due to the long lead time for the related inventory. The increase in accounts payable was due primarily to the timing of vendor payments and an increase in inventories due to increased customer demand and production volumes. The increase in accrued income taxes is due to income in the nine months ended April 30, 2010.

Net cash provided by investing activities in the nine months ended April 30, 2010 was due primarily to the maturity of $40,438 of short-term held-to-maturity marketable securities, which was partially offset by property, plant, and equipment additions of $7,028 and an investment in an affiliate of $1,900.

The net cash used for financing activities in the nine months ended April 30, 2010 was due primarily to $3,775 of dividends paid to stockholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

Our contractual obligations at April 30, 2010, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$9,355	$2,784	$2,316	$1,337	$2,918
Purchasing obligations	62,442	58,979	3,463	-	-
	$71,797	$61,763	$5,779	$1,337	$2,918

As of April 30, 2010, the total liabilities associated with uncertain tax positions were $7,095. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

We currently have approximately $22,500 in revolving credit facilities with banks available for direct borrowings. Our revolving credit facility agreements contain a number of covenants, including a covenant requiring us to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. We were in compliance with this covenant at April 30, 2010 with a tangible net worth of approximately $356,300. As of April 30, 2010, there were no direct borrowings or off-balance sheet arrangements.

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

Effective August 1, 2009, we adopted FASB guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requiring enhanced related disclosures. The guidance improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial position, results of operations, or cash flows, as we did not acquire any intangible assets during the nine months ended April 30, 2010.

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

Revenue recognition

In March 2010, the FASB issued guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for us on August 1, 2010 and is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At April 30, 2010, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value. Our cash equivalents and marketable securities are comprised primarily of U.S. government discount notes at April 30, 2010. Total interest income for the three and nine months ended April 30, 2010 was $161 and $487, respectively. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information about purchases by us of our equity securities during the three months ended April 30, 2010. All of the shares shown as purchased in the table below were surrendered by our employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
2/1/10-2/28/10	232	$41.09	—	$—
3/1/10-3/31/10	78	45.82	—	—
4/1/10-4/30/10	1,794	45.82	—	—
Total	2,104	$45.18	—	$—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Item 6.	Exhibits

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: June 9, 2010	/s/ James W. Green

James W. Green
President and
Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2010	/s/ Michael L. Levitz

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