Form 10-Q
period 2010-10-31
ANALOGIC CORP
filed 2010-12-10
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

The number of shares of common stock outstanding at November 30, 2010 was 12,814,224.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	October 31, 2010	July 31, 2010
Assets
Current assets:
Cash and cash equivalents	$175,829	$169,254
Accounts receivable, net of allowance for doubtful accounts of $679 and $618 at October 31, 2010 and July 31, 2010, respectively	79,387	74,211
Inventories	94,521	86,060
Refundable and deferred income taxes	7,626	8,860
Other current assets	12,940	13,112
Current assets of discontinued operations (Note 3)	-	299
Total current assets	370,303	351,796

Property, plant, and equipment, net	71,766	69,403
Capitalized software, net	2,976	3,223
Intangible assets, net	39,028	39,761
Goodwill	1,849	1,849
Other assets	2,504	1,630
Deferred income tax assets	9,214	8,904
Non-current assets of discontinued operations (Note 3)	-	9,210
Total Assets	$497,640	$485,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,853	$23,868
Accrued liabilities	30,328	33,103
Advance payments and deferred revenue	8,500	8,888
Accrued income taxes	635	2,917
Current liabilities of discontinued operations (Note 3)	-	1,293
Total current liabilities	73,316	70,069

Long-term liabilities:
Accrued income taxes	4,934	4,777
Other long-term liabilities	2,551	1,528
Deferred income tax liabilities	-	360
Total long-term liabilities	7,485	6,665
Commitments and guarantees (Note 14)

Stockholders’ equity:
Common stock, $.05 par value	641	645
Capital in excess of par value	78,735	77,085
Retained earnings	327,876	326,590
Accumulated other comprehensive income	9,587	4,722
Total stockholders’ equity	416,839	409,042
Total Liabilities and Stockholders’ Equity	$497,640	$485,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2010	2009
Net revenue:
Product	$96,689	$89,454
Engineering	7,133	3,352
Total net revenue	103,822	92,806
Cost of sales:
Product	59,056	59,777
Engineering	5,747	3,167
Total cost of sales	64,803	62,944

Gross profit	39,019	29,862
Operating expenses:
Research and product development	13,904	11,455
Selling and marketing	9,608	9,084
General and administrative	9,747	9,648
Restructuring charge	3,562	-
Total operating expenses	36,821	30,187
Income (loss) from operations	2,198	(325)
Other income (expense):
Interest income	218	175
Other, net	(276)	(143)
Total other income (expense), net	(58)	32
Income (loss) from continuing operations before income taxes	2,140	(293)
Provision for (benefit from) income taxes	759	(103)
Income (loss) from continuing operations	1,381	(190)
Income from discontinued operations (net of income tax provisions of $168 and $114 for the three months ended October 31, 2010 and 2009, respectively)	289	216
Gain on disposal of discontinued operations (net of income tax provision of $505)	924	-
Net income	$2,594	$26

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.01)
Income from discontinued operations, net of tax	0.02	0.01
Gain on disposal of discontinued operations, net of tax	0.08	-
Basic net income per share	$0.21	$-

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.01)
Income from discontinued operations, net of tax	0.02	0.01
Gain on disposal of discontinued operations, net of tax	0.07	-
Diluted net income per share	$0.20	$-
Weighted average shares outstanding:
Basic	12,623	12,672
Diluted	12,677	12,820

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$2,594	$26
Less:
Income from discontinued operations	289	216
Gain on disposal of discontinued operations	924	-
Income (loss) from continuing operations	1,381	(190)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	515	(441)
Depreciation and amortization	4,334	4,214
Allowance for doubtful accounts and notes receivable	36	6
Net loss on sale of property, plant, and equipment	21	2
Restructuring charge	3,562	-
Share-based compensation expense	1,782	1,155
Excess tax provision for share-based compensation	112	49
Net changes in operating assets and liabilities (Note 11)	(11,286)	(3,322)
NET CASH PROVIDED BY CONTINUING OPERATIONS FOR OPERATING ACTIVITIES	457	1,473
NET CASH (USED BY) PROVIDED BY DISCONTINUED OPERATIONS FOR OPERATING ACTIVITIES	(335)	850
NET CASH PROVIDED BY OPERATING ACTIVITIES	122	2,323

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operation, net	10,467	-
Additions to property, plant, and equipment	(3,700)	(2,210)
Capitalized software development costs	-	(184)
Maturities of short-term held-to-maturity marketable securities	-	40,438
Proceeds from the sale property, plant, and equipment	22	4
NET CASH PROVIDED BY CONTINUING OPERATIONS FOR INVESTING ACTIVITIES	6,789	38,048
NET CASH USED BY DISCONTINUED OPERATIONS FOR INVESTING ACTIVITIES	-	(14)
NET CASH PROVIDED FOR INVESTING ACTIVITIES	6,789	38,034

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	(22)	(117)
Excess tax provision for share-based compensation	(112)	(49)
Dividends paid to shareholders	(1,308)	(1,267)
NET CASH USED FOR FINANCING ACTIVITIES	(1,442)	(1,433)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,106	650

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,575	39,574

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,254	119,855

CASH AND CASH EQUIVALENTS, END OF PERIOD	$175,829	$159,429

Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$(2,487)	$2,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation (“Analogic” or the “Company”) is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users primarily in the healthcare and airport security markets. The Company is recognized worldwide for advancing state-of-the-art technology in the areas of medical computed tomography (“CT”), magnetic resonance imaging (“MRI”), digital mammography, ultrasound, and automated explosives detection systems for airport security. The Company’s OEM customers incorporate its technology into systems they in turn sell for various medical and security applications. The Company also sells its ultrasound products directly into specialized clinical end-user markets through its direct worldwide sales force under the brand name B-K Medical. The Company’s top ten customers combined for approximately 66% and 69% of the Company’s total net revenue for the three months ended October 31, 2010 and 2009, respectively. The Company had two customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during the three months ended October 31, 2010 or 2009.

	Three Months Ended October 31,
	2010	2009
Koninklijke Philips Electronics N.V. (“Philips”)	14%	17%
Toshiba Corporation (“Toshiba”)	11%	15%

Philips accounted for 22% and 16% of net accounts receivable at October 31, 2010 and July 31, 2010, respectively, while L-3 Communications Corporation accounted for 13% of net accounts receivable at July 31, 2010.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10% to 50%, and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three months ended October 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2011 (“fiscal year 2011”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2010 (“fiscal year 2010”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 23, 2010. The accompanying Consolidated Balance Sheet as of July 31, 2010 contains data derived from audited financial statements.

Basis of Presentation

Certain financial statement items have been reclassified to conform to the current period presentation.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. Recent accounting pronouncements:

Recently adopted

Special purpose entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the concept of a qualified special-purpose entity and related guidance, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance was effective for the Company on August 1, 2010 and did not have a material impact on its financial position, results of operations, and cash flows.

In June 2009, the FASB issued guidance that requires former qualified special-purpose entities to be evaluated for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, and requires companies to more frequently reassess whether they must consolidate VIEs. This guidance was effective for the Company on August 1, 2010 and did not have a material impact on its financial position, results of operations, and cash flows.

Revenue recognition

In March 2010, the FASB issued guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance was effective for the Company on August 1, 2010 and did not have a material impact on its financial position, results of operations, and cash flows.

3. Discontinued operations:

During the first quarter of fiscal year 2011, the Company sold its hotel business, and realized net proceeds of $10,467, after transaction costs. The Company recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share in the three months ended October 31, 2010. The hotel business has been reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued. A member of the Company’s Board of Directors also serves on the Board of Directors of the entity that acquired the hotel business.

Revenues and net income for the hotel business for the three months ended October 31, 2010 and 2009 were as follows:

	Three Months Ended October 31,
	2010	2009
Total net revenue	$2,906	$2,571
Net income	289	216

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following represents a detailed listing of the current assets and current liabilities of discontinued operations:

	October 31, 2010	July 31, 2010
Current assets of discontinued operations:
Accounts receivable, net	-	$282
Other current assets	-	17
Property, plant and equipment, net	-	9,210
Total assets	$-	$9,509

Current liabilities of discontinued operations:
Accounts payable, trade	-	$945
Accrued liabilities	-	188
Advance payments	-	160
Total current liabilities	$-	$1,293

4. Share-based compensation:

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended October 31,
	2010	2009
Cost of product sales	$118	$84
Research and product development	519	244
Selling and marketing	203	120
General and administrative	942	707
Share-based compensation expense before tax	1,782	1,155

Beginning in the year ended July 31, 2008 (“fiscal year 2008”), the Company’s Compensation Committee of the Board of Directors (the “Committee”) began granting performance contingent restricted stock awards (“performance awards”). In fiscal year 2008, the Committee granted 100,183 performance contingent restricted shares under the Company’s 2007 Restricted Stock Plan. These shares vested if specific pre-established levels of performance were achieved at the end of a three-year performance cycle. The performance goal for the performance awards was based solely on the compound annual growth rate of an adjusted earnings per share metric for the Company. The actual number of shares issued was determined at the end of the three-year performance cycle and could range from zero to 200% of the target award. The actual number of shares issued included the payment of dividends on the actual number of shares earned. The Company recognized compensation expense over the performance period based on the number of shares that were deemed to be probable of vesting at the end of the three-year performance cycle. The total number of shares that vested at July 31, 2010 was 15,711. The expense (income) on these vested shares was approximately $1,100, of which ($127) was recorded in the three months ended October 31, 2009.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the year ended July 31, 2009 (“fiscal year 2009”), the Committee granted 45,751 performance awards under the Company’s 2007 Restricted Stock Plan, of which 6,330 shares have been forfeited through October 31, 2010. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle, which is July 31, 2011 for the outstanding 39,421 shares granted. The performance goal for the performance awards is based solely on the compound annual growth rate of an adjusted earnings per share metric for the Company. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to 200% of the target award, or up to 78,842 shares based upon the shares outstanding. The actual number of shares to be issued will also include the payment of dividends on the actual number of shares earned. The maximum compensation expense for the performance awards was $4,469 based on a weighted average grant date fair value of $56.69 per share. The Company is recognizing compensation expense over the performance period based on the number of shares that is deemed to be probable of vesting at the end of the three-year performance cycle. As of October 31, 2010, the Company estimated that no shares were deemed probable of vesting. During the three months ended October 31, 2010 and 2009, the Company recognized compensation expense (income) of $0 and ($10), respectively, for the performance awards based on the number of shares deemed probable of vesting.

In fiscal year 2010, the Committee granted 223,834 performance awards in the form of shares of restricted stock and restricted stock units pursuant to the Company’s 2007 Restricted Stock Plan and 2009 Stock Incentive Plan, of which 10,960 performance awards have been forfeited through October 31, 2010. These awards will vest as follows: 106,441 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s cumulative non-GAAP earnings per share and 106,433 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s relative total shareholder return (“TSR”) as determined against a specified peer group. The actual number of shares/units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 425,748 shares/units. The issuance of the shares/units will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $8,527, based on a weighted average grant date fair value of $40.07 per share as determined by the closing price of the Company’s common stock on the date of grant. The Company is recognizing compensation expense over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of shares/units that are deemed to be probable of vesting at the end of each three-year performance cycle. As of October 31, 2010, the Company estimated that total non-GAAP earnings per share awards covering 53,090 shares/units with a value of $2,127 were deemed probable of vesting. During the three months ended October 31, 2010 and 2009, the Company recognized compensation expense of $203 and $0, respectively, for the performance awards with the non-GAAP earnings per share target based on the number of shares deemed probable of vesting.

In fiscal year 2011, the Committee granted 216,234 performance awards in the form of shares of restricted stock units pursuant to the Company’s 2009 Stock Incentive Plan, of which none have been forfeited through October 31, 2010. These awards will vest as follows: 136,017 will vest based upon achievement of certain targets over the three-year period ending July 31, 2013 with respect to the Company’s cumulative non-GAAP earnings per share and 80,217 will vest based upon achievement of certain targets over the three-year period ending July 31, 2013 with respect to the Company’s relative TSR as determined against the Russell 2000 Index, of which the Company is a member. The actual number of units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 432,468 units. The issuance of the units will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $11,415, based on a weighted average grant date fair value of $41.96 per share as determined by the closing price of the Company’s common stock on the date of grant. The Company is recognizing compensation expense over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of units that are deemed to be probable of vesting at the end of each three-year performance cycle. As of October 31, 2010, the Company estimated that total non-GAAP earnings per share awards covering 47,334 units with a value of $1,986 were deemed probable of vesting. During the three months ended October 31, 2010 and 2009, the Company recognized compensation expense of $99 and $0, respectively, for the performance awards with the non-GAAP earnings per share target based on the number of units deemed probable of vesting.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The compensation expense for the performance awards granted with a TSR target is $4,353 and $5,048 for awards granted in fiscal years 2011 and 2010, respectively. The compensation expense will be recognized on a straight-line basis, net of estimated forfeitures, over a derived service period of 2.9 and 2.7 years for the awards granted in fiscal years 2011 and 2010, respectively. The weighted average grant date fair values of awards granted with a TSR target was $54.27 and $49.19 per share during the three months ended October 31, 2010 and 2009, respectively. The fair value of awards with a TSR target at date of grant was estimated using a Monte-Carlo Simulation Model with the following assumptions:

	Three Months Ended October 31,
	2010	2009
Stock Price (1)	$41.96	$40.14
Expected volatility factor (2)	49%	50%
Risk-free interest rate (3)	0.73%	1.37%
Expected annual dividend yield (4)	0.0%	0.0%

(1)	The stock price is the weighted average closing price of the Company’s common stock on the dates of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

The following table sets forth the stock option and restricted stock award transactions from July 31, 2010 to October 31, 2010:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock Awards		Performance-Based Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2010	320,009	$54.38	4.66	$754	108,816	$52.26	340,906	$49.12

Granted	7,000	41.59			11,334	41.96	216,234	46.53
Exercised	(900)	41.32			-		-
Vesting of restricted stock	-				(9,828)	49.92	(15,711)	59.16
Cancelled (forfeited and expired)	(12,186)	51.69			(1,031)	63.58	(72,900)	58.54

Outstanding at October 31, 2010	313,923	54.24	4.67	796	109,291	51.30	468,529	46.12

Options vested or expected to vest at October 31, 2010 (1)	292,283	54.15	4.62	737

Options exercisable at October 31, 2010	129,294	52.39	3.49	289

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

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

The Company’s cash equivalents are comprised primarily of certificates of deposits.

The Company did not have any financial or non-financial assets or liabilities measured at fair value at October 31, 2010 or July 31, 2010.

The Company had no realized gains or losses on marketable securities, as it did not sell any marketable securities during the periods presented and cost has approximated fair value at the maturity dates.

6. Goodwill and other intangible assets:

The carrying amount of the goodwill at October 31, 2010 and July 31, 2010 was $1,849.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, a trade name, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the tradename as it is considered to have an indefinite life, are 10 to 14 years.

Intangible assets at October 31, 2010 and July 31, 2010 consisted of the following:

	October 31, 2010			July 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$11,771	$2,860	$8,911	$11,771	$2,578	$9,193
Customer relationships	25,200	4,590	20,610	25,200	4,139	21,061
Tradename	7,607	-	7,607	7,607	-	7,607
In-process research and development	1,900	-	1,900	1,900	-	1,900
Total	$46,478	$7,450	$39,028	$46,478	$6,717	$39,761

Amortization expense related to acquired intangible assets was $733 for both the three months ended October 31, 2010 and 2009.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2011 (remaining nine months)	$2,198
2012	2,931
2013	2,931
2014	2,931
2015	2,931
$13,922

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s goodwill and indefinite lived intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the carrying value is not recoverable. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by the Company in connection with the acquisition of Copley Controls Corporation (“Copley”) on April 14, 2008. The tradename represents the value allocated to the Copley tradename in connection with the acquisition of Copley. The goodwill and Copley tradename are part of the OEM reporting unit, both of which the Company tests for impairment during the second quarter of each fiscal year.

7. Restructuring charge:

In the first quarter of fiscal year 2011, the Company initiated a plan to reduce its workforce by 104 employees worldwide as the Company continues to streamline its operations and consolidate its Denmark and Canton, MA manufacturing operations into its existing facilities. The total cost of this plan, including severance and personnel related costs, was $3,562 and was recorded as a restructuring charge during the three months ended October 31, 2010.

In the second quarter of fiscal year 2010, the Company reduced its workforce by 17 employees worldwide. The total cost of this plan, including severance and personnel related costs, was $764 and was recorded as a restructuring charge during fiscal year 2010.

In the fourth quarter of fiscal year 2010, the Company recorded an additional restructuring charge of $420 for estimated sub-lease income that is no longer expected to be received for facility space the Company exited in the fourth quarter of fiscal year 2009. Offsetting this expense was an adjustment of severance and related benefit expenses of $494 related to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits.

The following table summarizes charges related to accrued restructuring activity from July 31, 2009 through October 31, 2010:

	Involuntary Employee Severance	Facility Exit Costs	Copley Acquisition	Total
Balance at July 31, 2009	$2,728	$1,058	$26	$3,812
Cash payments	(1,211)	(189)	(26)	(1,426)
Foreign exchange	16	-	-	16
Balance at October 31, 2009	1,533	869	-	2,402
Restructuring charge	764	-	-	764
Cash payments	(803)	(189)	-	(992)
Foreign exchange	(7)	-	-	(7)
Balance at January 31, 2010	1,487	680	-	2,167
Cash payments	(609)	(189)	-	(798)
Balance at April 30, 2010	878	491	-	1,369
Restructuring charge	-	420	-	420
Adjustments	(494)	-	-	(494)
Cash payments	(231)	(189)	-	(420)
Balance at July 31, 2010	153	722	-	875
Restructuring charge	3,562	-	-	3,562
Cash payments	(238)	(189)	-	(427)
Foreign exchange	42	-	-	42
Balance at October 31, 2010	$3,519	$533	$-	$4,052

The cash expenditures subsequent to October 31, 2010 of approximately $3,519 in employee severance and $533 of facility exit costs will be paid within the next twelve months.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	October 31, 2010	July 31, 2010
Inventories:
Raw materials	$66,412	$54,106
Work-in-process	8,895	12,896
Finished goods	19,214	19,058
	$94,521	$86,060
Accrued liabilities:
Accrued employee compensation and benefits	$13,371	$18,765
Accrued restructuring charge	4,052	875
Accrued warranty	5,961	6,103
Other	6,944	7,360
	$30,328	$33,103
Advance payments and deferred revenue:
Deferred revenue	$6,175	$5,492
Customer deposits	2,325	3,396
	$8,500	$8,888

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

	Three Months Ended October 31,
	2010	2009
Income (loss) from continuing operations	$1,381	$(190)
Income from discontinued operations, net of tax	289	216
Gain on disposal of discontinued operations, net of tax	924	-
Net income	$2,594	$26

Weighted average number of common shares outstanding-basic	12,623	12,672
Effect of dilutive securities:
Stock options and restricted stock awards	54	148
Weighted average number of common shares outstanding-diluted	12,677	12,820

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.01)
Income from discontinued operations, net of tax	0.02	0.01
Gain on disposal of discontinued operations, net of tax	0.08	-
Basic net income per share	$0.21	$-
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.01)
Income from discontinued operations, net of tax	0.02	0.01
Gain on disposal of discontinued operations, net of tax	0.07	-
Diluted net income per share	$0.20	$-

Anti-dilutive shares related to outstanding stock options	227	417

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In calculating the dilutive weighted average shares outstanding for the three months ended October 31, 2010 and 2009, approximately 330,000 and 150,000 performance awards, respectively, were excluded from the calculations since the performance criteria had not been met at October 31, 2010 and 2009 for those performance awards.

10. Comprehensive income (loss):

Components of comprehensive income (loss) include net income and certain transactions that have generally been reported as a component of stockholders’ equity. The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended October 31,
	2010	2009
Net income	$2,594	$26

Other comprehensive income (loss), net of taxes:

Pension adjustment, net of tax benefit of $10 and a tax provision of $6 for the three months ended October 31, 2010 and 2009, respectively.	(19)	8

Foreign currency translation adjustment, net of a tax benefit of $208 for the three months ended October 31, 2010 and a tax provision of $29 for the three months ended October 31, 2009.	4,884	1,929

Total comprehensive income	$7,459	$1,963

The components of accumulated other comprehensive income, net of taxes, at October 31, 2010 and July 31, 2010 are as follows:

	October 31, 2010	July 31, 2010
Pension adjustment	$(2,305)	$(2,286)
Foreign currency translation adjustment	11,892	7,008
Total	$9,587	$4,722

11. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities were as follows:

	Three Months Ended October 31,
	2010	2009
Accounts receivable	$(3,701)	$(2,320)
Inventories	(7,828)	(1,308)
Refundable income taxes	-	2,716
Other assets	(680)	(3,619)
Accounts payable	9,757	4,552
Accrued liabilities	(8,285)	(2,758)
Other liabilities	1,023	(106)
Advance payments and deferred revenue	(636)	(1,006)
Accrued income taxes	(936)	527
Net changes in operating assets and liabilities	$(11,286)	$(3,322)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Taxes:

The following table presents the provision for (benefit from) income taxes and the effective income tax rates:

	Three Months Ended October 31,
	2010	2009
Provision for (benefit from) income taxes	$759	$(103)
Effective tax rate	35%	35%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, were as follows for the dates indicated:

October 31, 2010	July 31, 2010
$ 12,206	$ 12,124

Of the 12,206 unrecognized tax benefits, 10,396, if recognized in a future period, the timing of which is not estimable, would impact the Company’s effective tax rate.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters through the year ended July 31, 2002 and for the years ended July 31, 2004 through 2006. In the next four fiscal quarters, the statute of limitations may close on the federal and state income tax returns for the fiscal years ended July 31, 2003 and 2007. It is reasonably expected that net unrecognized benefits of $1,810 from these jurisdictions may be recognized within the next four quarters.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At October 31, 2010 and July 31, 2010, the Company had approximately $1,347 and $1,270, respectively, accrued for interest on unrecognized tax benefits.

13. Segment information:

The Company operates primarily within two major markets: Medical Technology and Security Technology. During the first quarter of fiscal year 2011, as part of a strategic review, the Company modified its segment reporting as well as the names of certain of its segments based on the information reviewed by its principal executive officer. Medical Technology now consists of two reporting segments:

1.	Medical Imaging, which consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment and direct conversion digital x-ray detectors for mammography sold primarily through OEM customers as well as the Company’s motion central business (the current Medical Imaging segment combines the formerly separate segments of CT and MRI and Digital Radiography)

2.	Ultrasound (formerly Specialized Ultrasound), which consists of ultrasound systems and probes for the urology, ultrasound-guided surgery and radiology markets sold primarily through our direct sales force.

Security Technology consists of advanced weapon and threat detection aviation security systems and subsystems sold primarily through OEM customers. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2010.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below presents information about the Company’s reportable segments. All periods presented have been revised accordingly to reflect new reporting segments.

	Three Months Ended October 31,
	2010	2009
Net Revenue:
Medical Technology from external customers:
Medical Imaging	$71,453	$65,863
Ultrasound	21,062	20,013
Total Medical Technology	92,515	85,876

Security Technology from external customers	11,307	6,930
Total	$103,822	$92,806

Income (loss) from operations
Medical Technology:
Medical Imaging (A)	$3,222	$1,934
Ultrasound (B)	(2,141)	(588)
Total Medical Technology	1,081	1,346

Security Technology (C)	1,117	(1,671)
Total income (loss) from operations	2,198	(325)
Total other income (loss), net	(58)	32
Income (loss) from continuing operations before income taxes	$2,140	$(293)

	October 31, 2010	July 31, 2010
Identifiable assets:
Medical Imaging	$184,640	$186,494
Ultrasound	94,427	88,873
Security Technology	21,693	17,506
Total reportable segment assets	300,760	292,873
Corporate assets (D)	196,880	192,903
Total assets	$497,640	$485,776

(A)	Includes restructuring charge of $1,537 for the three months ended October 31, 2010.
(B)	Includes restructuring charge of $1,582 for the three months ended October 31, 2010.
(C)	Includes restructuring charge of $443 for the three months ended October 31, 2010.
(D)	Includes cash and cash equivalents and marketable securities of $138,844 and $134,219 at October 31, 2010 and July 31, 2010, respectively.

14. Commitments and guarantees:

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2010.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended October 31,
	2010	2009
Balance at the beginning of the period	$6,103	$5,918
Accrual	1,392	1,477
Settlements made in cash or in kind during the period	(1,534)	(1,333)
Balance at the end of the period	$5,961	$6,062

The Company currently has approximately $22,500 in revolving credit facilities with banks available for direct borrowings. The Company’s revolving credit facility agreements contain a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant at October 31, 2010 with a tangible net worth of approximately $373,000. As of October 31, 2010, there were no direct borrowings or off-balance sheet arrangements.

15. Subsequent event:

On December 9, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $30,000 of the Company’s common stock. The repurchase program will be funded using the Company’s available cash.

The Company declared a dividend of $0.10 per share of common stock on December 7, 2010, which will be paid on December 30, 2010 to stockholders of record on December 20, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ from the projected results. See “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for fiscal year 2010 as filed with the U.S Securities and Exchange Commission (the “SEC”) on September 23, 2010 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended October 31, 2010 and 2009 represent the first quarters of fiscal years 2011 and 2010, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users primarily in the healthcare and airport security markets. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are recognized worldwide for advancing state-of-the-art technology in the areas of medical computed tomography (“CT”), magnetic resonance imaging (“MRI”), digital mammography, ultrasound, and automated explosives detection systems (“EDS”) for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into specialized clinical end-user markets through our direct worldwide sales force under the brand name B-K Medical.

We operate primarily within two major markets: Medical Technology and Security Technology. During the first quarter of fiscal year 2011, as part of a strategic review, we modified our segment reporting as well as the names of certain of our segments based on the information reviewed by our principal executive officer. Medical Technology consists of two reporting segments: Medical Imaging (the current Medical Imaging segment combines the formerly separate segments of CT and MRI and Digital Radiography) and Ultrasound (formerly Specialized Ultrasound).

A significant portion of our products are sold to OEMs, whose purchasing dynamics have an impact on our reported sales. OEMs that purchase our Medical Imaging products generally incorporate those products as components in their systems, which are in turn sold to end users, primarily hospitals and medical clinics. In our Security Technology business, OEM customers purchase and resell our products to end users including domestic and foreign airports as well as the U.S Transportation Security Administration (“TSA”). In Security Technology, our OEM customers’ purchasing dynamics are affected by the level of government funding, the expansion of airport terminals and fluctuations in airline passenger volume.

The following table sets forth the percentage of total net revenue by reporting segment for the three months ended October 31, 2010 and 2009. All periods presented have been revised accordingly to reflect new reporting segments.

	Three Months Ended October 31,
	2010	2009
Medical Technology:
Medical Imaging	69%	71%
Ultrasound	20%	22%
Total Medical Technology	89%	93%
Security Technology	11%	7%
Total	100%	100%

The following table sets forth key financial data from our unaudited Consolidated Statements of Operations for the three months ended October 31, 2010 and 2009.

	Three Months Ended October 31,		Percentage Change
	2010	2009
Total net revenue	$103,822	$92,806	12%
Income (loss) from operations	2,198	(325)	N/A
Operating margin percentage	2%	0%
Income (loss) from continuing operations	$1,381	$(190)	N/A
Diluted net income (loss) per share from continuing operations	0.11	(0.01)	N/A

During the first quarter of fiscal year 2011, we sold our hotel business, and realized net proceeds of $10,467, after transaction costs. We recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share in the three months ended October 31, 2010. The Hotel business, previously reported in the Other segment, is being reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued.

Revenues and net income for the hotel business for the three months ended October 31, 2010 and 2009 were as follows:

	Three Months Ended October 31,
	2010	2009
Total net revenue	$2,906	$2,571
Net income	289	216

During the three months ended October 31, 2010, we recorded a restructuring charge of $3,562 for severance and personnel costs as part of a plan to reduce our workforce by 104 employees worldwide as we continue to streamline our operations and consolidate our Denmark and Canton, MA manufacturing operations into our existing facilities. We expect that this restructuring will result in annual expense savings of approximately $5,000, a portion of which will fund strategic growth initiatives.

The following table sets forth an overview of cash flows for the three months ended October 31, 2010 and 2009.

	Three Months Ended October 31,
	2010	2009
Net cash provided by continuing operations for operating activities	$457	$1,473
Net cash provided by continuing operations for investing activities	6,789	38,048
Net cash used for financing activities	(1,442)	(1,433)
Net cash (used for) provided by discontinued operations	(335)	836
Effect of exchange rate changes on cash	1,106	650
Net increase in cash and cash equivalents	$6,575	$39,574

During the three months ended October 31, 2010, we continued to generate cash from operating activities of our continuing operations. Net cash provided by continuing operations for operating activities in the three months ended October 31, 2010 reflects an investment in inventories in support of growth and manufacturing consolidation initiatives. Net cash provided by continuing operations for investing activities in the three months ended October 31, 2010 was due primarily to the proceeds from the sale of a discontinued operation of $10,467, partially offset by capital spending of $3,700. Prior year cash provided by continuing operations for investing activities benefited from $40,438 of short term investments held to maturity. The net cash used for financing activities in the three months ended October 31, 2010 and 2009 was due primarily to $1,308 and $1,267 of dividends paid to stockholders, respectively.

Results of operations

Net revenue

Product revenue

Product revenue is summarized in the table below.

	Three Months Ended October 31,		Percentage Change
	2010	2009
Product Revenue:
Medical Technology:
Medical Imaging	$68,879	$63,110	9%
Ultrasound	21,062	20,013	5%
Total Medical Technology	89,941	83,123	8%
Security Technology	6,748	6,331	7%
Total	$96,689	$89,454	8%

Medical Imaging

The increase for the three months ended October 31, 2010 versus the prior year comparable period was due primarily to the improving global economy and improvement in hospital spending, favorably impacting our OEM customers.

Ultrasound

The increase for the three months ended October 31, 2010 versus the prior year comparable period was due primarily to increased sales of our Flex Focus platform of products. This increase was partially offset by an unfavorable currency exchange rate change, which negatively impacted revenues by approximately $1,100.

Security Technology

The increase for the three months ended October 31, 2010 versus the prior year comparable period was due primarily to the favorable mix of higher throughput EDS products, which was partially offset by a decrease in sales of spare parts and accessories.

Engineering revenue

Engineering revenue is summarized in the table below.

	Three Months Ended October 31,		Percentage Change
	2010	2009
Engineering Revenue:
Medical Technology:
Medical Imaging	$2,574	$2,753	-7%
Total Medical Technology	2,574	2,753	-7%
Security Technology	4,559	599	661%
Total	$7,133	$3,352	113%

Medical Imaging

The decrease for the three months ended October 31, 2010 versus the prior year comparable period was due primarily to a decline in the amount of work performed on customer-funded projects during the period.

Security Technology

The increase for the three months ended October 31, 2010 versus the prior year comparable period was due primarily to the amount of work performed on a significant engineering development project that began in December 2009 for an OEM customer.

Gross margin

Product gross margin

Product gross margin is summarized in the table below.

	Three Months Ended October 31,		Percentage Change
	2010	2009
Product gross profit	$37,633	$29,677	26.8%
Product gross margin %	38.9%	33.2%

Product gross margin percentage increased in the three months ended October 31, 2010 versus the prior year comparable period due primarily to a favorable mix of higher margin Ultrasound products and improved manufacturing efficiency with higher production throughput on growing volume along with improved component pricing from our vendors.

Engineering gross margin

Engineering gross margin is summarized in the table below.

	Three Months Ended October 31,		Percentage Change
	2010	2009
Engineering gross profit	$1,386	$185	649.2%
Engineering gross margin %	19.4%	5.5%

The increase in the engineering gross margin in the three months ended October 31, 2010 versus the prior year comparable period was due primarily to the engineering project with an OEM customer in our Security Technology business that began in December 2009. The gross margin on this Security Technology project was partially offset by costs in excess of revenues on certain Medical Imaging and Security Technology business projects.

Operating expenses

Operating expenses are summarized in the table below.

	Three Months Ended October 31,
	2010	2009
Research and product development	$13,904	$11,455
Selling and marketing	9,608	9,084
General and administrative	9,747	9,648
Restructuring charge	3,562	-
Total operating expenses	$36,821	$30,187

Operating expenses as a percentage of total net revenue are summarized in the table below.

	Three Months Ended October 31,
	2010	2009
Research and product development	13.4%	12.3%
Selling and marketing	9.3%	9.8%
General and administrative	9.4%	10.4%
Restructuring charge	3.4%	0.0%
Total operating expenses	35.5%	32.5%

Research and product development expenses related to projects not funded by our customers. These expenses increased $2,449 in the three months ended October 31, 2010 versus the prior year comparable period due primarily to higher spending on unfunded research and product development projects in support of growth initiatives.

Selling and marketing expenses increased $524 in the three months ended October 31, 2010 versus the prior year comparable period due primarily due to an increase in selling resources in the Ultrasound business as we expand our sales force and product offerings in existing and adjacent markets.

General and administrative expenses remained relatively consistent, increasing $99 in the three months ended October 31, 2010 versus the prior year comparable period.

Restructuring charge in the three months ended October 31, 2010 includes severance and personnel related costs for our plan to reduce our headcount by 104 employees worldwide.

Other income (expense), net

Other income (expense), net is summarized in the table below.

	Three Months Ended October 31,
	2010	2009
Interest income, net	$218	$175
Other, net	(276)	(143)

Net other income (expense) during the three months ended October 31, 2010 and 2009 consisted predominantly of foreign currency exchange gains and losses by our foreign subsidiaries.

Provision for (benefit from) income taxes

The provision for (benefit from) income taxes and the effective tax rates are summarized in the table below.

	Three Months Ended October 31,
	2010	2009
Provision for (benefit from) income taxes	$759	$(103)
Effective tax rate	35%	35%

Our effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective rate of 35% for the three months ended October 31, 2010 was impacted by the expiration of the research and experimentation credit on December 31, 2009 and from losses in our recently established subsidiary in Shanghai, China that are currently subject to a valuation allowance. These items were offset by lower foreign taxes. The effective tax rate of 35% for the three months ended October 31, 2009 was impacted by the benefit of lower foreign taxes, a partial benefit from research and experimentation credits that expired December 31, 2009, and the detriment from losses in the Shanghai, China subsidiary that are currently subject to a valuation allowance.

Income from discontinued operations, net of tax

	Three Months Ended October 31,
	2010	2009
Income from discontinued operations, net of tax	$289	$216

The increase in income from discontinued operations, net of tax, in the three months ended October 31, 2010 versus the prior year comparable period was due primarily to increased occupancy and higher room rates at the hotel due primarily to the improving economy.

Income (loss) from continuing operations and diluted net income (loss) per share from continuing operations

Net income and diluted net income per share for the three months ended October 31, 2010 and 2009 are as follows:

	Three Months Ended October 31,
	2010	2009
Income (loss) from continuing operations	$1,381	$(190)
% of net revenue	1.3%	-0.2%
Diluted net income (loss) per share from continuing operations	$0.11	$(0.01)

The increases in net income and diluted net income per share for the three months ended October 31, 2010 versus the prior year comparable periods were due primarily to increases in gross margins and the gain on sale of the hotel business, partially offset by a restructuring charge and an increase in unfunded research and product development expenses.

Liquidity and capital resources

Key liquidity and capital resource information is summarized in the table below.

	October 31, 2010	July 31, 2010

Cash and cash equivalents	$175,829	$169,254
Working capital	296,987	281,727
Short and long term debt	-	-
Stockholders' equity	416,839	409,042

Cash and cash equivalents totaled $175,829 at October 31, 2010 and consisted entirely of highly liquid investments with maturities of three months or less from the time of purchase. The increase in cash and cash equivalents from July 31, 2010 to October 31, 2010 was due primarily to the sale of the hotel business in the three months ended October 31, 2010 for net proceeds $10,467, partially offset by the payment of bonuses of approximately $5,400 in the three months ended October 31, 2010 related to performance in fiscal year 2010. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at October 31, 2010 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2010, due to the short maturities of these instruments.

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates, and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada and Europe. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% depreciation in the October 31, 2010 and July 31, 2010 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $1,200 and $700, respectively.

Cash flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended October 31,
	2010	2009
Net cash provided by continuing operations for operating activities	$457	$1,473
Net cash provided by continuing operations for investing activities	6,789	38,048
Net cash used for financing activities	(1,442)	(1,433)
Net cash (used for) provided by discontinued operations	(335)	836
Effect of exchange rate changes on cash	1,106	650
Net increase in cash and cash equivalents	$6,575	$39,574

The cash flows generated from operating activities of our continuing operations in the three months ended October 31, 2010 primarily reflects our pre-tax earnings of $1,381, which included depreciation and amortization expenses of $4,334, a restructuring charge of $3,562, and non-cash share-based compensation expense of $1,782. The impact of our operating earnings on cash flows were partially offset by increases in inventories and accounts receivable of $7,828, and $3,701, respectively, as well as a decrease in accrued liabilities of $8,285, which were net of an increase in accounts payable of $9,757.

The increase in inventories of $7,828 was due primarily to increased product demand and planned increases in Ultrasound inventories in preparation for the shift in production from Denmark to the United States. The increases in accounts receivable of $3,701 was due primarily to an increase in unbilled receivables of $4,428 on engineering projects due to the timing of completing milestones. The decrease in accrued liabilities of $8,285 was due primarily to the payment of bonuses of approximately $5,400 in the three months ended October 31, 2010 related to performance in fiscal year 2010.

The increase in accounts payable of $9,757 was due primarily to the timing of vendor payments and increased inventory purchases.

The net cash provided by continuing operations for investing activities in the three months ended October 31, 2010 was due primarily to the net proceeds of $10,467 from the sale of our hotel business, partially offset by purchases of property, plant, and equipment of $3,700.

The net cash used for financing activities in the three months ended October 31, 2010 was due primarily to $1,308 of dividends paid to stockholders.

We believe that our balances of cash, cash equivalents, and marketable securities, and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

Our contractual obligations at October 31, 2010, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$8,540	$2,675	$2,019	$1,220	$2,626
Purchasing obligations	61,600	58,658	2,942	-	-
	$70,140	$61,333	$4,961	$1,220	$2,626

As of October 31, 2010, the total liabilities associated with uncertain tax positions were $6,744. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

We currently have approximately $22,500 in revolving credit facilities with banks available for direct borrowings. Our revolving credit facility agreements contain a number of covenants, including a covenant requiring us to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. We were in compliance with this covenant at October 31, 2010 with a tangible net worth of approximately $373,000. As of October 31, 2010, there were no direct borrowings or off-balance sheet arrangements.

Recent accounting pronouncements

Recently adopted

Special purpose entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the concept of a qualified special-purpose entity and related guidance, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance was effective for us on August 1, 2010 and did not have a material impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued guidance that requires former qualified special-purpose entities to be evaluated for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, and requires companies to more frequently reassess whether they must consolidate VIEs. This guidance was effective for us on August 1, 2010 and did not have a material impact on our financial position, results of operations, or cash flows.

Revenue recognition

In March 2010, the FASB issued guidance related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance was effective for us on August 1, 2010 and did not have a material impact on our financial position, results of operations, or cash flows.

Critical accounting policies

The accompanying discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We continue to have the same critical accounting policies as are described in Item 7, beginning on page 35, in our Annual Report on Form 10-K for fiscal year 2010 filed with the SEC on September 23, 2010. Those policies and the estimates involved in their application relate to revenue recognition; inventory reserves; share-based compensation; warranty reserves; purchase price allocation for business combinations; impairment of goodwill and indefinite lived intangible assets; income tax contingencies; and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All dollar amounts in this Item 3 are in thousands.

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Canadian dollar, Danish kroner, and Euro. A 10% depreciation in the functional currencies, relative to the U.S. dollar, at October 31, 2010 and July 31, 2010 would result in a reduction of stockholders’ equity of approximately $1,200 and $700, respectively.

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At October 31, 2010, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value. Our cash equivalents and marketable securities are comprised primarily of U.S. government discount notes at October 31, 2010. Total interest income for the three months ended October 31, 2010 was $218. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2010, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended October 31, 2010. All of the shares shown as purchased in the table below were surrendered by our employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards. These transactions were not part of a publicly announced program to repurchase shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
8/1/10-8/31/10	—	$—	—	$—
9/1/10-9/30/10	6,595	42.03	—	—
10/1/10-10/31/10	86	44.93	—	—
Total	6,681	$42.07	—	$—

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Item 6.	Exhibits

Exhibit	Description
10.1	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2011 Annual Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 10, 2010	/s/ James W. Green

James W. Green
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2010	/s/ Michael L. Levitz

Michael L. Levitz
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2011 Annual Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended