Form 10-Q
period 2011-01-31
ANALOGIC CORP
filed 2011-03-11
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 2011

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

The number of shares of common stock outstanding at February 28, 2011 was 12,546,678.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	January 31, 2011	July 31, 2010
Assets
Current assets:
Cash and cash equivalents	$162,595	$169,254
Accounts receivable, net of allowance for doubtful accounts of $627 and $618 at January 31, 2011 and July 31, 2010, respectively	81,293	74,211
Inventories	101,660	86,060
Refundable and deferred income taxes	8,637	8,860
Other current assets	11,995	13,112
Current assets of discontinued operations (Note 3)	-	299
Total current assets	366,180	351,796

Property, plant, and equipment, net	78,626	69,403
Capitalized software, net	2,458	3,223
Intangible assets, net	38,955	39,761
Goodwill	1,849	1,849
Other assets	2,781	1,630
Deferred income tax assets	10,329	8,904
Non-current assets of discontinued operations (Note 3)	-	9,210
Total Assets	$501,178	$485,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,423	$23,868
Accrued liabilities	32,439	33,103
Advance payments and deferred revenue	8,957	8,888
Accrued income taxes	-	2,917
Deferred income tax liabilities	252	-
Current liabilities of discontinued operations (Note 3)	-	1,293
Total current liabilities	80,071	70,069

Long-term liabilities:
Accrued income taxes	5,501	4,777
Other long-term liabilities	3,068	1,528
Deferred income tax liabilities	369	360
Total long-term liabilities	8,938	6,665
Commitments and guarantees (Note 15)

Stockholders’ equity:
Common stock, $.05 par value	630	645
Capital in excess of par value	80,452	77,085
Retained earnings	322,100	326,590
Accumulated other comprehensive income	8,987	4,722
Total stockholders’ equity	412,169	409,042
Total Liabilities and Stockholders’ Equity	$501,178	$485,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net revenue:
Product	$111,315	$98,619	$208,004	$188,073
Engineering	5,938	2,914	13,071	6,266
Total net revenue	117,253	101,533	221,075	194,339
Cost of sales:
Product	70,596	60,007	129,652	119,784
Engineering	5,848	3,505	11,595	6,672
Total cost of sales	76,444	63,512	141,247	126,456
Gross profit	40,809	38,021	79,828	67,883
Operating expenses:
Research and product development	14,769	12,133	28,673	23,588
Selling and marketing	10,716	9,387	20,324	18,471
General and administrative	9,320	10,379	19,067	20,027
Restructuring	(134)	764	3,428	764
Total operating expenses	34,671	32,663	71,492	62,850
Income from operations	6,138	5,358	8,336	5,033
Other income (expense):
Interest income	188	149	406	324
Other, net	(100)	(274)	(376)	(417)
Total other income (expense), net	88	(125)	30	(93)
Income from continuing operations before income taxes	6,226	5,233	8,366	4,940
Provision for income taxes	930	1,346	1,689	1,243
Income from continuing operations	5,296	3,887	6,677	3,697
Income (loss) from discontinued operations (net of income tax benefit of $123 for the three months ended January 31, 2010, an income tax provision of $168 in the six months ended January 31, 2011, and a income tax benefit of $9 for the six months ended January 31, 2010.)	-	(263)	289	(47)
Gain on disposal of discontinued operations (net of income tax provision of $505)	-	-	924	-
Net income	$5,296	$3,624	$7,890	$3,650
Basic net income (loss) per share:
Income from continuing operations	$0.42	$0.31	$0.53	$0.29
Income (loss) from discontinued operations, net of tax	-	(0.02)	0.02	-
Gain on disposal of discontinued operations, net of tax	-	-	0.08	-
Basic net income per share	$0.42	$0.29	$0.63	$0.29
Diluted net income (loss) per share:
Income from continuing operations	$0.42	$0.31	$0.53	$0.29
Income (loss) from discontinued operations, net of tax	-	(0.02)	0.02	-
Gain on disposal of discontinued operations, net of tax	-	-	0.07	-
Diluted net income per share	$0.42	$0.29	$0.62	$0.29
Weighted average shares outstanding:
Basic	12,574	12,574	12,599	12,567
Diluted	12,655	12,593	12,672	12,586

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$7,890	$3,650
Less:
Income (loss) from discontinued operations	289	(47)
Gain on disposal of discontinued operations	924	-
Income from continuing operations	6,677	3,697
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Benefit from deferred income taxes	(2,194)	(124)
Depreciation and amortization	8,756	8,460
Allowance for doubtful accounts	(9)	10
Net loss on sale of property, plant, and equipment	2	67
Restructuring	3,428	764
Bargain purchase gain	(1,042)	-
Share-based compensation expense	4,552	2,438
Excess tax provision for share-based compensation	96	74
Net changes in operating assets and liabilities, net of acquired business (Note 12)	(12,718)	(5,562)
NET CASH PROVIDED BY CONTINUING OPERATIONS FOR OPERATING ACTIVITIES	7,548	9,824
NET CASH (USED BY) PROVIDED BY DISCONTINUED OPERATIONS FOR OPERATING ACTIVITIES	(335)	352
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,213	10,176

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net	10,467	-
Acquisition of business	(346)	-
Additions to property, plant, and equipment	(12,048)	(4,621)
Capitalized software development costs	-	(304)
Maturities of short-term held-to-maturity marketable securities	-	40,438
Proceeds from the sale of property, plant, and equipment	123	111
NET CASH (USED BY) PROVIDED BY CONTINUING OPERATIONS FOR INVESTING ACTIVITIES	(1,804)	35,624
NET CASH USED BY DISCONTINUED OPERATIONS FOR INVESTING ACTIVITIES	-	(70)
NET CASH (USED BY) PROVIDED FOR INVESTING ACTIVITIES	(1,804)	35,554

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	273	144
Excess tax provision for share-based compensation	(96)	(74)
Purchase of common stock	(11,149)	-
Dividends paid to shareholders	(2,605)	(2,534)
NET CASH USED FOR FINANCING ACTIVITIES	(13,577)	(2,464)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,509	(841)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,659)	42,425

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,254	119,855

CASH AND CASH EQUIVALENTS, END OF PERIOD	$162,595	$162,280
Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$(5,840)	$2,614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation (“Analogic” or the “Company”) is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users primarily in the healthcare and airport security markets. The Company is recognized worldwide for advancing state-of-the-art technology in the areas of medical computed tomography (“CT”), magnetic resonance imaging (“MRI”), digital mammography, ultrasound, and automated explosive detection systems for airport security. The Company’s OEM customers incorporate its technology into systems they in turn sell for various medical and security applications. The Company also sells its ultrasound products directly into specialized clinical end-user markets through its direct worldwide sales force under the brand name B-K Medical. The Company’s top ten customers combined for approximately 64% of the Company’s total net revenue for both the three months ended January 31, 2011 and 2010 and 65% and 66% of the Company’s total product and engineering revenue for the six months ended January 31, 2011 and 2010, respectively. The Company had three customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during the three or six months ended January 31, 2011 or 2010.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Koninklijke Philips Electronics N.V. (“Philips”)	10%	12%	12%	14%
Toshiba Corporation (“Toshiba”)	13%	14%	12%	14%
Siemens Corporation	10%	*	*	*
L-3 Communications Corporation (“L-3”)	*	11%	*	*

Note (*): Total net product and engineering revenue was less than 10% in this period.

Philips accounted for 12% and 16% of net accounts receivable at January 31, 2011 and July 31, 2010, respectively, while L-3 accounted for 13% of net accounts receivable at July 31, 2010.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10% to 50%, and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and six months ended January 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2011 (“fiscal year 2011”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2010 (“fiscal year 2010”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 23, 2010. The accompanying unaudited Consolidated Balance Sheet as of July 31, 2010 contains data derived from audited financial statements.

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

Not yet effective

Impairment testing

In December 2010, the FASB issued guidance modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for the Company on August 1, 2011 and it is not expected to have a material impact on its financial position, results of operations, and cash flows.

Business combinations and noncontrolling interests

In December 2010, the FASB issued guidance specifying that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for the Company prospectively for material business combinations for which the acquisition date is on or after August 1, 2011.

3. Discontinued operations:

During the first quarter of fiscal year 2011, the Company sold its hotel business, and realized net proceeds of $10,467, after transaction costs. The Company recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share in the six months ended January 31, 2011. The hotel business has been reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued. A former member of the Company’s Board of Directors also serves on the Board of Directors of the entity that acquired the hotel business.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenues and net income (loss) for the hotel business for the three months ended January 31, 2010 and the six months ended January 31, 2011 and 2010 were as follows:

	Three Months Ended January 31, 2010	Six Months Ended January 31,
		2011	2010
Total net revenue	$1,731	$2,906	$4,302
Net income (loss)	(263)	289	(47)

The following represents a detailed listing of the assets and liabilities of discontinued operations. There were no assets or current liabilities of the discontinued operations as of January 31, 2011.

July 31, 2010
Current assets of discontinued operations:
Accounts receivable, net	$282
Other current assets	17

Total current assets	299
Property, plant, and equipment, net	9,210

Total assets	$9,509

Current liabilities of discontinued operations:
Accounts payable, trade	$945
Accrued liabilities	188
Advance payments	160

Total current liabilities	$1,293

4. Share-based compensation:

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Cost of product sales	$164	$81	$282	$165
Research and product development	846	351	1,365	595
Selling and marketing	371	145	574	265
General and administrative	1,389	706	2,331	1,413
Share-based compensation expense before tax	$2,770	$1,283	$4,552	$2,438

Beginning in the year ended July 31, 2008 (“fiscal year 2008”), the Company’s Compensation Committee of the Board of Directors (the “Committee”) began granting performance contingent restricted stock awards (“performance awards”). In fiscal year 2008, the Committee granted 100,183 performance contingent restricted shares under the Company’s 2007 Restricted Stock Plan. These shares vested if specific pre-established levels of performance were achieved at the end of a three-year performance cycle, which ended on July 31, 2010. The performance goal for the performance awards was based solely on the compound annual growth rate of an adjusted earnings per share metric for the Company. The actual number of shares issued was determined at the end of the three-year performance cycle and could range from zero to 200% of the target award. The actual number of shares issued included the payment of dividends on the actual number of shares earned. The Company recognized compensation expense over the performance period based on the number of shares that were deemed to be probable of vesting at the end of the three-year performance cycle. The total number of shares that vested at the conclusion of the performance period on July 31, 2010 was 15,711 shares. The compensation expense on these vested shares was approximately $1,100, of which $190 and $63 was recorded in the three and six months ended January 31, 2010, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the year ended July 31, 2009 (“fiscal year 2009”), the Committee granted 45,751 performance awards under the Company’s 2007 Restricted Stock Plan, of which 6,586 shares have been forfeited through January 31, 2011. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle, which ends July 31, 2011 for the outstanding 39,165 shares granted. The performance goal for the performance awards is based solely on the compound annual growth rate of an adjusted earnings per share metric for the Company. The actual number of shares to be issued will be determined at the end of each three-year performance cycle and can range from zero to 200% of the target award, or up to 78,330 shares based upon the shares outstanding. The actual number of shares to be issued will also include the payment of dividends on the actual number of shares earned. The maximum compensation expense for the performance awards was $4,437 based on a weighted average grant date fair value of $56.65 per share. The Company is recognizing compensation expense over the performance period based on the number of shares that is deemed to be probable of vesting at the end of the three-year performance cycle. As of January 31, 2011, the Company estimated that 5,971 shares with a value of $338 were deemed probable of vesting. The Company recognized compensation expense of $289 and $30 during the three months ended January 31, 2011 and 2010, respectively, and expense of $289 and $30 during the six months ended January 31, 2011 and 2010, respectively, for the performance awards based on the number of shares deemed probable of vesting.

In fiscal year 2010, the Committee granted 223,834 performance awards in the form of shares of restricted stock and restricted stock units pursuant to the Company’s 2007 Restricted Stock Plan and 2009 Stock Incentive Plan, of which 23,756 performance awards have been forfeited through January 31, 2011. These awards will vest as follows: 100,043 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s cumulative non-GAAP earnings per share and 100,035 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s relative total shareholder return (“TSR”) as determined against a specified peer group. The actual number of shares/units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 400,156 shares/units. The issuance of the shares/units will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $8,017, based on a weighted average grant date fair value of $40.07 per share as determined by the closing price of the Company’s common stock on the date of grant. The Company is recognizing compensation expense over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of shares/units that are deemed to be probable of vesting at the end of each three-year performance cycle. As of January 31, 2011, the Company estimated that total non-GAAP earnings per share awards covering 65,239 shares/units with a value of $2,614 were deemed probable of vesting. The Company recognized compensation expense of $446 and $67, respectively, during the three months ended January 31, 2011 and 2010 and expense of $649 and $67 during the six months ended January 31, 2010 and 2011, respectively, for the performance awards with the non-GAAP earnings per share target based on the number of shares deemed probable of vesting.

In the six months ended January 31, 2011, the Committee granted 216,795 performance awards in the form of shares of restricted stock units pursuant to the Company’s 2009 Stock Incentive Plan, of which 990 performance awards have been forfeited through January 31, 2011. These awards will vest as follows: 135,691 will vest based upon achievement of certain targets over the three-year period ending July 31, 2013 with respect to the Company’s cumulative non-GAAP earnings per share and 80,114 will vest based upon achievement of certain targets over the three-year period ending July 31, 2013 with respect to the Company’s relative TSR as determined against the Russell 2000 Index, of which the Company is a member. The actual number of units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 431,610 units. The issuance of the units will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $11,392, based on a weighted average grant date fair value of $41.98 per share as determined by the closing price of the Company’s common stock on the date of grant. The Company is recognizing compensation expense over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of units that are deemed to be probable of vesting at the end of each three-year performance cycle. As of January 31, 2011, the Company estimated that total non-GAAP earnings per share awards covering 62,924 units with a value of $2,641 were deemed probable of vesting. The Company recognized compensation expense of $245 and $344 during the three and six months ended January 31, 2011, respectively, for the performance awards with the non-GAAP earnings per share target based on the number of units deemed probable of vesting.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The compensation expense for the performance awards granted with a TSR target is $3,793 and $4,621 for awards granted in the six months ended January 31, 2011 and fiscal year 2010, respectively. The compensation expense is being recognized on a straight-line basis, net of estimated forfeitures, over a derived service period of 2.8 and 2.7 years for the awards granted in fiscal years 2011 and 2010, respectively. The weighted average grant date fair values of awards granted with a TSR target was $46.65 per share during the three months ended January 31, 2010, and $54.27 and $47.47 per share during the six months ended January 31, 2011 and 2010, respectively. There was an insignificant grant of awards with a TSR target in the three months ended January 31, 2011. The fair value of awards with a TSR target at date of grant was estimated using a Monte-Carlo Simulation model with the following assumptions:

	Three Months Ended January 31,	Six Months Ended January 31,
	2010	2011	2010
Stock Price (1)	$40.00	$41.96	$40.04
Expected volatility factor (2)	52%	49%	51%
Risk-free interest rate (3)	1.10%	0.73%	1.19%
Expected annual dividend yield (4)	0.0%	0.0%	0.0%

(1)	The stock price is the weighted average closing price of the Company’s common stock on the dates of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

The following table sets forth the stock option and restricted stock award transactions from July 31, 2010 to January 31, 2011:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock Awards		Performance-Based Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units (1)	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2010	320,009	$54.38	4.66	$754	108,816	$52.26	340,906	$49.12
Granted	7,000	41.59			12,395	42.40	216,795	46.53
Exercised	(6,649)	41.61
Vesting of restricted stock					(17,997)	49.90	(15,711)	59.16
Cancelled (forfeited and expired)	(18,783)	53.48			(1,145)	63.48	(86,942)	58.61

Outstanding at January 31, 2011	301,577	54.42	4.50	1,385	102,069		455,048	46.20
Options vested or expected to vest at January 31, 2011 (2)	295,946	54.50	4.48	1,346
Options exercisable at January 31, 2011	126,377	53.27	3.50	588

(1)	The number of performance-based unvested restricted stock awards is shown in this table at target. As of January 31, 2011, the maximum number of performance-based unvested restricted stock awards available to be earned is 910,096.

(2)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Business Combination

On November 19, 2010, the Company acquired certain assets of an OEM ultrasound transducer and probe business. The acquisition was undertaken by the Company in order to increase its market share in the transducer and probe business, expand its relationships with a major customer, and expand its product portfolio. The acquisition resulted in a bargain purchase as the seller was motivated to sell the assets of the transducer and probe business since they were not a core part of the seller’s business.

The acquisition has been accounted for as a an acquisition under authoritative guidance for business combinations. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a bargain purchase gain.

The results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company's unaudited consolidated financial statements beginning November 19, 2010.

The total purchase consideration is expected to be approximately $686 in cash, of which approximately $346 was paid at the closing. The purchase consideration also includes contingent consideration of $340, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired products over a two year period commencing on November 1, 2010. The Company estimated the contingent consideration based on probability weighted expected future cash flows, and it is included under other long term liabilities in the Consolidated Balance Sheet at January 31, 2011. These cash flows were discounted at a rate of approximately 22.1%. The contingent consideration available to be earned is unlimited and is marked to market at the end of each fiscal quarter. As of January 31, 2011 there was no material change in the fair value of contingent consideration compared to the fair value estimated at November 19, 2010. Acquisition-related costs were insignificant.

The final fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired on November 19, 2010 and the bargain purchase gain recorded in general and administrative expenses in the unaudited Consolidated Statements of Operations was computed as follows:

Inventory	$1,284
Property, plant, and equipment	489
Intangible assets	730
Accrued liabilities	(154)
Deferred tax liabilities	(621)
Net tangible and intangible assets	1,728
Estimated purchase price	686
Bargain purchase gain	$1,042

The deferred tax liability associated with the estimated fair value adjustments of tangible and intangible assets acquired is recorded at an estimated weighted average statutory tax rate in the jurisdictions where the fair value adjustments may occur.

The following table sets forth the components of the identifiable intangible assets acquired and being amortized over their estimated useful lives, with a maximum amortization period of five years, on a straight-line basis:

	Fair Value	Useful Life
Backlog	$70	3.5 months
Customer relationships	420	5 years
Technology	240	5 years
Total acquired identifiable intangible assets	$730

The Company’s results would not have been materially different from its reported results had the acquisition occurred at the beginning of the three months ended January 31, 2010 and the six months ended January 31, 2011 and 2010.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for the acquired products and services. The fair value of developed technology was based upon the relief from royalty approach while the customer relationship and backlog intangible assets were based on the income approach. The rate used to discount the estimated future net cash flows to their present values for each intangible asset was based upon a weighted average cost of capital ranging from 22.1% to 24.1%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired.

6. Marketable securities and fair value:

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

The Company did not have any financial or non-financial assets or liabilities measured at fair value at January 31, 2011 or July 31, 2010.

7. Goodwill and other intangible assets:

The carrying amount of the goodwill at January 31, 2011 and July 31, 2010 was $1,849.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, a trade name, backlog, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the tradename as it is considered to have an indefinite life, are 3.5 months to 14 years.

Intangible assets at January 31, 2011 and July 31, 2010 consisted of the following:

	January 31, 2011			July 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$12,191	$3,156	$9,035	$11,771	$2,578	$9,193
Customer relationships	25,440	5,049	20,391	25,200	4,139	21,061
Tradename	7,607	-	7,607	7,607	-	7,607
Backlog	70	48	22	-	-	-
In-process research and development	1,900	-	1,900	1,900	-	1,900
Total	$47,208	$8,253	$38,955	$46,478	$6,717	$39,761

Amortization expense related to acquired intangible assets was $803 and $733 for the three months ended January 31, 2011 and 2010, respectively, and $1,536 and $1,466 for the six months ended January 31, 2011 and 2010, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2011 (remaining six months)	$1,553
2012	3,063
2013	3,063
2014	3,063
2015	3,063

$13,805

In the second quarter of fiscal year 2011, the Company performed the first step of the two-step annual impairment test for the goodwill, tradename, and in-process research development. For the goodwill, the Company compared the fair value of the OEM reporting unit to its carrying value. The Company’s approach considered both the market approach and income approach. Equal weight was given to each approach. Under the market approach, the fair value of the reporting unit is based on trading multiples. In the market approach, the Company assumed a control premium of 15% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. The discount rate of 15.7% was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the reporting unit. The Company determined that the fair value of the reporting unit was more than the carrying value of the net assets of the reporting unit, and thus it was not necessary for the Company to perform step two of the impairment test for the goodwill.

For the tradename, the Company compared the fair value of the Copley tradename using the relief from royalty approach to its carrying value during the second quarter of fiscal year 2011. The relief from royalty approach utilized a 1.3% aftertax royalty rate and a discount rate of 17.7%. The aftertax royalty rate was determined based on royalty research and margin analysis while the discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the Copley tradename. The Company determined that the fair value of the Copley tradename was more than its carrying value.

For the in-process research and development, the Company compared the fair value of the in-process research and development using the income approach to its carrying value during the second quarter of fiscal year 2011. The income approach utilized a discount rate of 15.7%, which was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales from the in-process research and development. The Company determined that the fair value of the in-process research and development was more than its carrying value.

Given the current economic environment and the uncertainties regarding its impact on the Company’s business, the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of its goodwill, tradename, and in-process research and development impairment testing during the second quarter of fiscal year 2011 may not be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of the reporting unit and tradename are not achieved, the Company may be required to record an impairment charge for the goodwill and tradename in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of the fiscal year ending July 31, 2012, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill and tradename impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Restructuring charge:

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

The following table summarizes charges related to accrued restructuring activity from July 31, 2009 through January 31, 2011:

	Involuntary Employee Severance	Facility Exit Costs	Copley Acquisition	Total
Balance at July 31, 2009	$2,728	$1,058	$26	$3,812
Cash payments	(1,211)	(189)	(26)	(1,426)
Foreign exchange	16	-	-	16
Balance at October 31, 2009	1,533	869	-	2,402
Restructuring charge	764	-	-	764
Cash payments	(803)	(189)	-	(992)
Foreign exchange	(7)	-	-	(7)
Balance at January 31, 2010	1,487	680	-	2,167
Cash payments	(609)	(189)	-	(798)
Balance at April 30, 2010	878	491	-	1,369
Restructuring charge	-	420	-	420
Adjustments	(494)	-	-	(494)
Cash payments	(231)	(189)	-	(420)
Balance at July 31, 2010	153	722	-	875
Restructuring charge	3,562	-	-	3,562
Cash payments	(238)	(189)	-	(427)
Foreign exchange	42	-	-	42
Balance at October 31, 2010	3,519	533	-	4,052
Adjustments	(134)	-	-	(134)
Cash payments	(609)	(121)	-	(730)
Foreign exchange	(59)	-	-	(59)
Balance at January 31, 2011	$2,717	$412	$—	$3,129

The cash expenditures subsequent to January 31, 2011 of approximately $2,717 in employee severance and $412 of facility exit costs will be paid within the next twelve months.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	January 31, 2011	July 31, 2010
Accounts receivable, net of allowance:
Billed	$72,228	$69,158
Unbilled	9,065	5,053
	$81,293	$74,211
Inventories:
Raw materials	$72,682	$54,106
Work-in-process	11,160	12,896
Finished goods	17,818	19,058
	$101,660	$86,060
Accrued liabilities:
Accrued employee compensation and benefits	$16,492	$18,765
Accrued restructuring charge	3,129	875
Accrued warranty	5,640	6,103
Other	7,178	7,360
	$32,439	$33,103
Advance payments and deferred revenue:
Deferred revenue	$6,594	$5,492
Customer deposits	2,363	3,396
	$8,957	$8,888

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Net income per share:

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Income from continuing operations	$5,296	$3,887	$6,677	$3,697
Income (loss) from discontinued operations, net of tax	-	(263)	289	(47)
Gain on disposal of discontinued operations, net of tax	-	-	924	-
Net income	$5,296	$3,624	$7,890	$3,650

Weighted average number of common shares outstanding-basic	12,574	12,574	12,599	12,567
Effect of dilutive securities:
Stock options and restricted stock awards	81	19	73	19
Weighted average number of common shares outstanding-diluted	12,655	12,593	12,672	12,586

Basic net income (loss) per share:
Income from continuing operations	$0.42	$0.31	$0.53	$0.29
Income (loss) from discontinued operations, net of tax	-	(0.02)	0.02	-
Gain on disposal of discontinued operations, net of tax	-	-	0.08	-
Basic net income per share	$0.42	$0.29	$0.63	$0.29
Diluted net income (loss) per share:
Income from continuing operations	$0.42	$0.31	$0.53	$0.29
Income (loss) from discontinued operations, net of tax	-	(0.02)	0.02	-
Gain on disposal of discontinued operations, net of tax	-	-	0.07	-
Diluted net income per share	$0.42	$0.29	$0.62	$0.29
Anti-dilutive shares related to outstanding stock options and unvested restricted stock	207	378	228	394

11. Comprehensive income (loss):

Components of comprehensive income (loss) include net income and certain transactions that have generally been reported as a component of stockholders’ equity. The following table presents the calculation of total comprehensive income (loss) and its components:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net income	$5,296	$3,624	$7,890	$3,650

Other comprehensive income (loss), net of taxes:

Pension adjustment, net of tax benefit of $26 and tax provision of $111 for the three months ended January 31, 2011 and 2010, respectively, and a tax benefit of $36 and a tax provision of $117 for the six months ended January 31, 2011 and 2010, respectively.	(46)	(151)	(65)	(143)

Foreign currency translation adjustment, net of a tax provision of $162 and a tax provision of $185 for the three months ended January 31, 2011 and 2010, respectively, and a tax benefit of $46 and a tax provision of $214 for the six months ended January 31, 2011 and 2010, respectively.	(554)	(3,816)	4,330	(1,887)
Total comprehensive income (loss)	$4,696	$(343)	$12,155	$1,620

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of accumulated other comprehensive income, net of taxes, at January 31, 2011 and July 31, 2010 are as follows:

	January 31, 2011	July 31, 2010
Pension adjustment	$(2,351)	$(2,286)
Foreign currency translation adjustment	11,338	7,008
Total	$8,987	$4,722

12. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities, net of acquired business, were as follows:

	Six Months Ended January 31,
	2011	2010
Accounts receivable	$(6,274)	$(1,812)
Inventories	(13,655)	(3,882)
Refundable income taxes	—	3,032
Other assets	8	(6,495)
Accounts payable	12,712	2,986
Accrued liabilities	(6,660)	(4,312)
Other liabilities	1,540	63
Advance payments and deferred revenue	(144)	3,518
Accrued income taxes	(245)	1,340
Net changes in operating assets and liabilities	$(12,718)	$(5,562)

Supplemental disclosure of non-cash investing activities from continuing operations were as follows:

The Company accrued milestone payments towards the building of a manufacturing facility in Shanghai, China, of $1,508 during the six months ended January 31, 2011 that were not paid as of January 31, 2011. The Company expects to pay the $1,508 in the third quarter of fiscal year 2011.

13. Taxes:

The following table presents the provision for income taxes and the effective income tax rates for the three and six months ended January 31, 2011 and 2010:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Provision for income taxes	$930	$1,346	$1,689	$1,243
Effective tax rate	15%	26%	20%	25%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rates for the three and six months ended January 31, 2011 of 15% and 20%, respectively, were due primarily to a discrete tax benefit of $536 for the reinstatement of the federal research and experimentation credit back to January 1, 2010 and the lower foreign tax rates as compared to the statutory rate of 35%. In addition, taxes related to the bargain purchase gain of $621 from the acquisition of an ultrasound transducer and probe business were recorded as part of income from operations.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The effective tax rates for the three and six months ended January 31, 2010 of 26% and 25%, respectively, were due primarily to lower foreign tax rates as compared to the statutory rate of 35% and a discrete benefit for the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2004.

The total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, were as follows for the dates indicated:

January 31, 2011	July 31, 2010
$12,687	$12,124

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would impact the Company’s effective tax rate.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters through the year ended July 31, 2002 and for the years ended July 31, 2004 through 2006. In the next four fiscal quarters, the statute of limitations may close on the federal and state income tax returns for the fiscal year ended July 31, 2007 and the audit of federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008 may be completed. It is reasonably expected that gross unrecognized benefits of $8,079 may be recognized in income within the next four quarters.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At January 31, 2011 and July 31, 2010, the Company had approximately $1,430 and $1,270, respectively, accrued for interest and penalties on unrecognized tax benefits.

14. Segment information:

The Company operates primarily within two major markets: Medical Technology and Security Technology. During the first quarter of fiscal year 2011, as part of a strategic review, the Company modified its segment reporting as well as the names of certain of its segments based on the information reviewed by its principal executive officer. Medical Technology now consists of two reporting segments:

1.	Medical Imaging, which consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment and direct conversion digital x-ray detectors for mammography sold primarily through OEM customers (the current Medical Imaging segment combines the formerly separate segments of CT and MRI and Digital Radiography)

2.	Ultrasound (formerly Specialized Ultrasound), which consists of ultrasound systems and probes for the urology, ultrasound-guided surgery and radiology markets sold primarily through our direct sales force.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below presents information about the Company’s reportable segments. All periods presented have been revised accordingly to reflect the new reporting segments.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net Revenue:
Medical Technology from external customers:
Medical Imaging	$82,310	$63,895	$153,763	$129,758
Ultrasound	24,574	24,844	45,636	44,857
Total Medical Technology	106,884	88,739	199,399	174,615
Security Technology from external customers	10,369	12,794	21,676	19,724
Total	$117,253	$101,533	$221,075	$194,339

Income (loss) from operations
Medical Technology:
Medical Imaging (A)	$5,472	$2,565	$8,694	$4,499
Ultrasound (B)	122	1,397	(2,019)	809
Total Medical Technology	5,594	3,962	6,675	5,308
Security Technology (C)	544	1,396	1,661	(275)
Total income from operations	6,138	5,358	8,336	5,033
Total other income (expense), net	88	(125)	30	(93)
Income from continuing operations before income taxes	$6,226	$5,233	$8,366	$4,940

	January 31, 2011	July 31, 2010
Identifiable assets:
Medical Imaging	$197,957	$186,494
Ultrasound	94,892	88,873
Security Technology	22,622	17,506
Total reportable segment assets	315,471	292,873
Corporate assets (D)	185,707	192,903
Total assets	$501,178	$485,776

(A)	Includes restructuring charge of ($85) and $601 for the three months ended January 31, 2011 and 2010, respectively. Includes restructuring charge of $1,452 and $601 for the six months ended January 31, 2011 and 2010, respectively.
(B)	Includes restructuring charge of ($34) and $1,548 for the three and six months ended January 31, 2011, respectively.
(C)	Includes restructuring charge of ($15) and $163 for the three months ended January 31, 2011 and 2010, respectively. Includes restructuring charge of $428 and $163 for the six months ended January 31, 2011 and 2010, respectively.
(D)	Includes cash and cash equivalents and marketable securities of $132,581 and $134,219 at January 31, 2011 and July 31, 2010, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. Commitments and guarantees:

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2011.

Generally, the Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 26 months from the date of delivery. The Company provides for the estimated cost of product and service warranties based on specific warranty claims, claim history, and engineering estimates, where applicable.

The following table presents the Company’s product warranty liability for the three and six months ended January 31, 2011 and 2010:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Balance at the beginning of the period	$5,961	$6,030	$6,103	$5,918
Accrual	1,702	1,255	3,094	2,700
Settlements made in cash or in kind during the period	(2,023)	(1,530)	(3,557)	(2,863)
Balance at the end of the period	$5,640	$5,755	$5,640	$5,755

The Company currently has approximately $22,500 in revolving credit facilities with banks available for direct borrowings. The Company’s revolving credit facility agreements contain a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant at January 31, 2011 with a tangible net worth of approximately $368,000. As of January 31, 2011, there were no direct borrowings or off-balance sheet arrangements.

16. Common stock repurchase:

On December 9, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $30,000 of the Company’s common stock. The repurchase program will be funded using the Company’s available cash. During the three and six months ended January 31, 2011, the Company repurchased and retired 222,002 shares of Common Stock under this repurchase program for $11,149 at an average purchase price of $50.22 per share.

17. Subsequent event:

The Company declared a dividend of $0.10 per share of common stock on March 7, 2011, which will be paid on March 31, 2011 to stockholders of record on March 21, 2011.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended January 31, 2011 and 2010 represent the second quarters of fiscal years 2011 and 2010, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users primarily in the healthcare and airport security markets. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are recognized worldwide for advancing state-of-the-art technology in the areas of medical computed tomography (“CT”), magnetic resonance imaging (“MRI”), digital mammography, ultrasound, and automated explosive detection systems (“EDS”) for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into specialized clinical end-user markets through our direct worldwide sales force under the brand name B-K Medical.

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

The following table sets forth the percentage of total net revenue by reporting segment for the three months ended January 31, 2011 and 2010. All periods presented have been revised accordingly to reflect new reporting segments.

	Three Months Ended January 31,
	2011	2010
Medical Technology:
Medical Imaging	70%	63%
Ultrasound	21%	24%
Total Medical Technology	91%	87%
Security Technology	9%	13%
Total	100%	100%

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

The following table sets forth key financial data from our unaudited Consolidated Statements of Operations for the three months ended January 31, 2011 and 2010.

	Three Months Ended January 31,		Percentage Change
	2011	2010
Total net revenue	$117,253	$101,533	15%
Income from operations	6,138	5,358	15%
Operating margin percentage	5%	5%
Income from continuing operations	$5,296	$3,887	36%
Diluted net income per share from continuing operations	0.42	0.31	36%

During the three months ended January 31, 2011 our total net revenue increased by 15% as compared to the prior year comparable period due primarily to increased product revenue in our Medical Imaging business as a result of increased demand across our product lines. Product revenues in our Ultrasound business were relatively consistent with those in the same period of our prior fiscal year as unit sales growth this quarter were offset by unfavorable currency exchange rates. Growth in Medical Technology product revenues was partially offset by a decline in product revenue from our Security Technology business as a result of fewer shipments of baggage scanners in the period.

The increases in income from operations, income from continuing operations, and diluted net income per share from continuing operations were primarily the result of the growth in revenue of $15,720 and resulting improvement in gross profit, as well as the favorable impact of an acquisition bargain purchase gain included in general and administrative expenses in the three months ended January 31, 2011 of $1,042, offset in part by $386 of amortization for the intangible assets and inventory fair value adjustment associated with this acquisition. In addition, the prior year period included a restructuring charge of $764. The increases were partially offset by costs in the three months ended January 31, 2011 associated with the consolidation of our Canton, MA and Denmark manufacturing operations into our U.S. and Shanghai, China facilities, manufacturing inefficiency in our Security Technology business on lower volume in the period, and higher operating expenses driven primarily by research spending on new product initiatives and higher selling expenses as we expand our Ultrasound sales force and product offerings in existing and adjacent markets.

During the first quarter of fiscal year 2011, we sold our hotel business, and realized net proceeds of $10,467, after transaction costs for this sale. We recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share, in the six months ended January 31, 2011. The hotel business, previously reported in the Other segment, is being reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued.

Revenues and net income (loss) for the hotel business for the three months ended January 31, 2010 and the six months ended January 31, 2011 and 2010 were as follows:

	Three Months Ended January 31, 2010	Six Months Ended January 31,
		2011	2010
Total net revenue	$1,731	$2,906	$4,302
Net income (loss)	(263)	289	(47)

On November 19, 2010, we acquired certain assets of an OEM ultrasound transducer and probe business. We undertook this acquisition in order to increase our market share in the transducer and probe business, expand our relationships with a major customer, and expand our product portfolio. The transaction resulted in a bargain purchase gain as the value of the acquired assets exceeded the amount to be paid for the acquisition. The results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning November 19, 2010. The total purchase consideration is expected to be $686 in cash, of which approximately $346 was paid at the closing. The purchase consideration also includes contingent consideration of $340, which represents the fair value of future cash payments expected to be made by us based on the sale of certain acquired products over a two year period commencing on November 1, 2010.

The following table sets forth an overview of cash flows for the six months ended January 31, 2011 and 2010.

	Six Months Ended January 31,
	2011	2010
Net cash provided by continuing operations for operating activities	$7,548	$9,824
Net cash (used by) provided by continuing operations for investing activities	(1,804)	35,624
Net cash used for financing activities	(13,577)	(2,464)
Net cash (used by) provided by discontinued operations	(335)	282
Effect of exchange rate changes on cash	1,509	(841)
Net (decrease) increase in cash and cash equivalents	$(6,659)	$42,425

During the six months ended January 31, 2011, we generated $7,548 of cash from continuing operations. Net cash used by continuing operations for investing activities in the six months ended January 31, 2011 was due primarily to capital spending of $12,048, which includes the building of a manufacturing facility in Shanghai, China. The capital spending was partially offset by the proceeds from the sale of our hotel business of $10,467. Prior year cash provided by continuing operations for investing activities benefited from $40,438 of short term investments held to maturity. The net cash used by continuing operations for financing activities in the six months ended January 31, 2011 was due primarily to $11,149 used to repurchase common stock.

Results of operations

Net revenue

Product revenue

Product revenue is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2011	2010		2011	2010
Product Revenue:
Medical Technology:
Medical Imaging	$79,870	$62,652	27%	$148,749	$125,762	18%
Ultrasound	24,574	24,844	-1%	45,636	44,857	2%
Total Medical Technology	104,444	87,496	19%	194,385	170,619	14%
Security Technology	6,871	11,123	-38%	13,619	17,454	-22%
Total	$111,315	$98,619	13%	$208,004	$188,073	11%

Medical Imaging

The increase for the three months ended January 31, 2011 versus the prior year comparable period reflects growth across our product lines, primarily benefiting from growth in our CT, digital mammography, and OEM ultrasound transducer product lines on higher sales volume of new and existing products. Also contributing to the increase was $2,068 from the ultrasound probe and transducer business we acquired on November 19, 2010.

The increase for the six months ended January 31, 2011 versus the prior year comparable period reflects growth in our CT product line on higher sales volume of new and existing products. Also contributing to the increase was $2,068 from the ultrasound probe and transducer business we acquired on November 19, 2010.

Ultrasound

For the three months ended January 31, 2011, product revenue remained relatively consistent with the prior year comparable period as growing sales volume was offset by an unfavorable change in currency exchange rates, which negatively impacted revenues by approximately $1,300. The increase for the six months ended January 31, 2011 versus the prior year comparable period was due primarily to increased sales of our Flex Focus platform of products. This increase was partially offset by an unfavorable change in currency exchange rates, which negatively impacted revenues by approximately $2,400.

Security Technology

The decreases in product revenues for the three and six months ended January 31, 2011 versus the prior year comparable periods were due primarily to sales of fewer baggage scanners as demand from our customer was negatively impacted by the timing of bridge orders from the TSA, which is in the process of moving to a new procurement process.

Engineering revenue

Engineering revenue is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2011	2010		2011	2010
Engineering Revenue:
Medical Technology:
Medical Imaging	$2,440	$1,243	96%	$5,014	$3,996	25%
Total Medical Technology	2,440	1,243	96%	5,014	3,996	25%
Security Technology	3,498	1,671	109%	8,057	2,270	255%
Total	$5,938	$2,914	104%	$13,071	$6,266	109%

Medical Imaging

The increases for the three and six months ended January 31, 2011 versus the prior year comparable periods were due primarily to the timing of revenue recognition as a result of the completion of project milestones.

Security Technology

The increases for the three and six months ended January 31, 2011 versus the prior year comparable periods were due primarily to the amount of work performed on a significant engineering development project that began in December 2009 for an OEM customer.

Gross margin

Product gross margin

Product gross margin is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2011	2010		2011	2010
Product gross profit	$40,719	$38,612	5.5%	$78,352	$68,289	14.7%
Product gross margin %	36.6%	39.2%		37.7%	36.3%

Product gross margin percentage decreased in the three months ended January 31, 2011 versus the prior year comparable period due primarily to a greater percentage of net revenue in the period of products from our Medical Imaging segment, which generally carries lower gross margins, as compared to net revenue in our Ultrasound and Security Technology businesses. Also impacting gross margin in the period were costs associated with the consolidation of our manufacturing operations, an unfavorable currency impact, acquisition related inventory adjustments, and manufacturing inefficiency in our Security Technology business due to decreased production volumes in the period.

Product gross margin percentage increased in the six months ended January 31, 2011 versus the prior year comparable period due primarily to a favorable mix of higher margin Ultrasound products and improved manufacturing efficiency in our Medical Imaging business with higher production throughput on growing volume along with improved component pricing from our vendors. These items were partially offset by manufacturing transition costs and manufacturing inefficiency in our Security Technology business due to decreased production volumes in the period.

Engineering gross margin

Engineering gross margin is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2011	2010		2011	2010
Engineering gross profit	$90	$(591)	N/A	$1,476	$(406)	N/A
Engineering gross margin %	1.5%	-20.3%		11.3%	-6.5%

The increases in the engineering gross margin in the three and six months ended January 31, 2011 versus the prior year comparable periods were due primarily to the engineering project with an OEM customer in our Security Technology business that began in December 2009. The gross margin on this Security Technology project was partially offset by costs in excess of engineering revenues on certain Medical Imaging and Security Technology business projects.

Operating expenses

Operating expenses are summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Research and product development	$14,769	$12,133	$28,673	$23,588
Selling and marketing	10,716	9,387	20,324	18,471
General and administrative	9,320	10,379	19,067	20,027
Restructuring	(134)	764	3,428	764
Total operating expenses	$34,671	$32,663	$71,492	$62,850

Operating expenses as a percentage of total net revenue are summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Research and product development	12.6%	11.9%	12.9%	12.1%
Selling and marketing	9.1%	9.3%	9.2%	9.5%
General and administrative	8.0%	10.2%	8.6%	10.3%
Restructuring	-0.1%	0.8%	1.6%	0.4%
Total operating expenses	29.6%	32.2%	32.3%	32.3%

Research and product development expenses are related to projects not funded by our customers. These expenses increased $2,636 and $5,085 in the three and six months ended January 31, 2011, respectively, versus the prior year comparable periods due primarily to greater investment in unfunded research and product development projects in support of our strategic growth initiatives. Also contributing to the increase was an increase in share-based compensation expense of $495 and $770 in the three and six months ended January 31, 2011, respectively, versus the prior year comparable periods, primarily due to accruals based on our improving profitability.

Selling and marketing expenses increased $1,329 and $1,853 in the three and six months ended January 31, 2011, respectively, versus the prior year comparable periods due primarily due to an increase in selling resources in the Ultrasound business as we expand our sales force and product offerings in existing and adjacent markets.

General and administrative decreased $1,059 and $960 in the three and six months ended January 31, 2011, respectively, versus the prior year comparable periods. The decreases were due primarily to a bargain purchase gain of $1,042 that resulted from an acquisition of an OEM ultrasound transducer and probe business on November 19, 2010. These decreases were partially offset by an increase in share-based compensation expenses of $683 and $918 in the in the three and six months ended January 31, 2011, respectively, versus the prior year comparable periods, primarily due to accruals based on our improving profitability.

Restructuring in the six months ended January 31, 2011 includes severance and personnel related costs for our plan to reduce our headcount by 104 employees worldwide. We expect that this restructuring will result in annual expense savings of approximately $5,000, a portion of which will fund strategic growth initiatives. Restructuring charge in the three and six months ended January 31, 2010 included severance and personnel related costs for the termination of 17 employees worldwide.

Other income (expense), net

Other income (expense), net is summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Interest income, net	$188	$149	$406	$324
Other, net	(100)	(274)	(376)	(417)

Net other income (expense) during the three and six months ended January 31, 2011 and 2010 consisted predominantly of foreign currency exchange losses by our foreign subsidiaries.

Provision for income taxes

The provision for income taxes and the effective tax rates are summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Provision for income taxes	$930	$1,346	$1,689	$1,243
Effective tax rate	15%	26%	20%	25%

Our effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

For the three and six months ended January 31, 2011, the effective tax rate benefited from a discrete tax benefit of $536 for the reinstatement of the federal research and experimentation credit back to January 1, 2010 and the lower foreign tax rates as compared to the statutory rate of 35%. In addition, taxes related to the bargain purchase gain of $621 from the acquisition of an ultrasound transducer and probe business were recorded as part of income from operations.

For the three and six months ended January 31, 2010, the effective tax rate benefited primarily from lower foreign tax rates as compared to the statutory rate of 35%, and a discrete benefit for the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2004.

Income from discontinued operations, net of tax

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Income (loss) from discontinued operations, net of tax	$—	$(263)	$289	$(47)

During the first quarter of fiscal year 2011, we sold our hotel business. The increase in income from discontinued operations, net of tax, in the six months ended January 31, 2011 versus the prior year comparable period was due primarily to increased occupancy and higher room rates at the hotel due primarily to the improving economy in the three months ended October 31, 2010 as compared to the six months ended January 31, 2010.

Income from continuing operations and diluted net income per share from continuing operations

Income from continuing operations and diluted net income per share from continuing operations for the three and six months ended January 31, 2011 and 2010 are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Income from continuing operations	$5,296	$3,887	$6,677	$3,697
% of net revenue	4.5%	3.8%	3.0%	1.9%
Diluted net income per share from continuing operations	$0.42	$0.31	$0.53	$0.29

The increases in net income from continuing operations and diluted net income per share from continuing operations for the three and six months ended January 31, 2011 versus the prior year comparable periods were due primarily to an increase in revenue, which was partially offset by a decline in gross margin and increased operating expenses.

Liquidity and capital resources

Key liquidity and capital resource information is summarized in the table below.

	January 31, 2011	July 31, 2010
Cash and cash equivalents	$162,595	$169,254
Working capital	286,109	281,727
Short and long term debt	-	-
Stockholders' equity	412,169	409,042

Cash and cash equivalents at January 31, 2011 consisted entirely of highly liquid investments with maturities of three months or less from the time of purchase. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at January 31, 2011 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets. The decrease in cash and cash equivalents from July 31, 2010 to January 31, 2011 was due primarily to purchases of property, plant, and equipment of $12,048, $11,149 used to repurchase common stock, and approximately $5,400 for the payment of bonuses related to performance in fiscal year 2010 in the six months ended January 31, 2011. These uses of cash were partially offset by the sale of the hotel business in the six months ended January 31, 2011 for net proceeds of $10,467.

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2011, due to the short maturities of these instruments.

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates, and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada and Europe. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% depreciation in the January 31, 2011 and July 31, 2010 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $1,134 and $700, respectively.

Cash flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended January 31,
	2011	2010
Net cash provided by continuing operations for operating activities	$7,548	$9,824
Net cash (used by) provided by continuing operations for investing activities	(1,804)	35,624
Net cash used for financing activities	(13,577)	(2,464)
Net cash (used by) provided by discontinued operations	(335)	282
Effect of exchange rate changes on cash	1,509	(841)
Net (decrease) increase in cash and cash equivalents	$(6,659)	$42,425

The cash flows generated from operating activities of our continuing operations in the six months ended January 31, 2011 primarily reflects our pre-tax earnings from continuing operations of $8,366, which included depreciation and amortization expenses of $8,756, a restructuring charge of $3,428, and non-cash share-based compensation expense of $4,552. The positive impact of our operating earnings on cash flows, excluding the non-cash acquisition-related bargain purchase gain of $1,042, was partially offset by increases in inventories of $13,655, as well as a decrease in accrued liabilities of $6,660, and an increase in accounts receivable of $6,274, which were net of an increase in accounts payable of $12,712. The increase in inventories of $13,655 was due primarily to demand related inventory increases, planned increases in Ultrasound inventories in preparation for the shift in production from Denmark to the United States and China, and temporary supply chain disruptions. The increases in accounts receivable was due primarily to growth in net revenues as well as an increase in unbilled receivables of $3,905 on engineering projects due to the timing of completing milestones. The decrease in accrued liabilities was due primarily to the payment of bonuses of approximately $5,400 in the six months ended January 31, 2011 related to performance in fiscal year 2010 and the timing of sales tax payments. The increase in accounts payable of $12,712 was due primarily to the timing of vendor payments and increased inventory purchases.

The net cash used by continuing operations for investing activities in the six months ended January 31, 2011 was due primarily to purchases of property, plant, and equipment of $12,048, of which approximately $5,800 relates to the building of a manufacturing facility in Shanghai, China. These uses of cash were partially offset by the net proceeds of $10,467 from the sale of our hotel business.

The net cash used for financing activities in the six months ended January 31, 2011 was due primarily to $11,149 used to repurchase common stock and $2,605 of dividends paid to stockholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

Our contractual obligations at January 31, 2011, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1-3 years	More than 3 years -5 years	More than 5 years
Operating leases	$9,273	$3,104	$2,368	$1,265	$2,536
Purchasing obligations	52,519	50,994	1,525	—	—
	$61,792	$54,098	$3,893	$1,265	$2,536

As of January 31, 2011, the total liabilities associated with uncertain tax positions were $7,311. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

We currently have approximately $22,500 in revolving credit facilities with banks available for direct borrowings. Our revolving credit facility agreements contain a number of covenants, including a covenant requiring us to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. We were in compliance with this covenant at January 31, 2011 with a tangible net worth of approximately $368,000. As of January 31, 2011, there were no direct borrowings or off-balance sheet arrangements.

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

Not yet effective

Impairment testing

In December 2010, the FASB issued guidance modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for us on August 1, 2011 and it is not expected to have a material impact on our financial position, results of operations, or cash flows.

Business combinations and noncontrolling interests

In December 2010, the FASB issued guidance specifying that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for us prospectively for material business combinations for which the acquisition date is on or after August 1, 2011.

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

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Canadian dollar, Danish kroner, and Euro. A 10% depreciation in the functional currencies, relative to the U.S. dollar, at January 31, 2011 and July 31, 2010 would result in a reduction of stockholders’ equity of approximately $1,134 and $700, respectively.

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At January 31, 2011, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value. Our cash equivalents are comprised primarily of certificates of deposit. Total interest income for the three and six months ended January 31, 2011 was $188 and $406, respectively. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors" in our Annual Report on Form 10-K for fiscal year 2010, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended January 31, 2011.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
11/1/10-11/30/10	1,614	$46.98	—	$—
12/1/10-12/31/10	81,438	48.79	81,202	26,038,279
1/1/11-1/31/11	141,601	51.04	140,800	18,851,085

Total	224,653	$50.20	222,002	$18,851,085

(1)	Includes shares of 1,614, 236 and 801 surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards in November 20010, December 2010, and January 2011, respectively.
(2)	Includes shares of 81,202 and 140,800 purchased in open-market transactions in December 2010 and January 2011, respectively. These shares were purchased pursuant to a repurchase program authorized by the Board that was announced on December 9, 2010 to repurchase up to $30.0 million of our common stock. During the second quarter of fiscal year 2011, we repurchased 222,022 shares of our common stock under this repurchase program for $11.1 million at an average purchase price of $50.22 per share. The repurchase program does not have a fixed expiration date.
(3)	For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Item 6.	Exhibits

Exhibit	Description

10.1	Form of Notice to Executive Officers (Who are Business Unit Heads)

10.2	Letter Agreement between Ms. Faltas and Company

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: March 11, 2011	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2011	/s/ Michael L. Levitz
Michael L. Levitz Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Form of Notice to Executive Officers (Who are Business Unit Heads)

10.2	Letter Agreement between Ms. Faltas and Company

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended