Form 10-Q
period 2011-04-30
ANALOGIC CORP
filed 2011-06-08
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of common stock outstanding at May 31, 2011 was 12,551,348.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	April 30, 2011	July 31, 2010
Assets
Current assets:
Cash and cash equivalents	$153,610	$169,254
Accounts receivable, net of allowance for doubtful accounts of $520 and $618 at April 30, 2011 and July 31, 2010, respectively	83,966	74,211
Inventories	110,406	86,060
Refundable and deferred income taxes	8,306	8,860
Other current assets	11,364	13,112
Current assets of discontinued operations (Note 3)	-	299
Total current assets	367,652	351,796

Property, plant, and equipment, net	80,636	69,403
Capitalized software, net	2,148	3,223
Intangible assets, net	38,168	39,761
Goodwill	1,849	1,849
Other assets	3,876	1,630
Deferred income tax assets	11,779	8,904
Non-current assets of discontinued operations (Note 3)	-	9,210
Total Assets	$506,108	$485,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,581	$23,868
Accrued liabilities	34,316	33,103
Advance payments and deferred revenue	8,777	8,888
Accrued income taxes	1,398	2,917
Deferred income tax liabilities	246	-
Current liabilities of discontinued operations (Note 3)	-	1,293
Total current liabilities	76,318	70,069

Long-term liabilities:
Accrued income taxes	5,162	4,777
Other long-term liabilities	3,561	1,528
Deferred income tax liabilities	361	360
Total long-term liabilities	9,084	6,665
Commitments and guarantees (Note 15)

Stockholders’ equity:
Common stock, $.05 par value	628	645
Capital in excess of par value	83,299	77,085
Retained earnings	322,869	326,590
Accumulated other comprehensive income	13,910	4,722
Total stockholders’ equity	420,706	409,042
Total Liabilities and Stockholders’ Equity	$506,108	$485,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net revenue:
Product	$113,791	$99,813	$321,795	$287,886
Engineering	3,380	5,659	16,451	11,925
Total net revenue	117,171	105,472	338,246	299,811
Cost of sales:
Product	69,714	62,729	199,366	182,513
Engineering	3,297	4,825	14,892	11,497
Total cost of sales	73,011	67,554	214,258	194,010
Gross profit	44,160	37,918	123,988	105,801
Operating expenses:
Research and product development	17,291	12,588	45,964	36,176
Selling and marketing	10,280	9,198	30,604	27,669
General and administrative	10,892	9,554	29,959	29,581
Restructuring			3,428	764
Total operating expenses	38,463	31,340	109,955	94,190
Income from operations	5,697	6,578	14,033	11,611
Other income (expense):
Interest income	137	160	543	484
Other, net	(293)	(45)	(669)	(462)
Total other income (expense), net	(156)	115	(126)	22
Income from continuing operations before income taxes	5,541	6,693	13,907	11,633
Provision for income taxes	1,223	1,601	2,912	2,844
Income from continuing operations	4,318	5,092	10,995	8,789
Income (loss) from discontinued operations (net of income tax benefit of $134 for the three months ended April 30, 2010, an income tax provision of $168 in the nine months ended April 30, 2011, and an income tax benefit of $143 for the nine months ended April 30, 2010.)	-	(256)	289	(303)
Gain on disposal of discontinued operations (net of income tax provision of $505)	-	-	924	-
Net income	$4,318	$4,836	$12,208	$8,486
Basic net income (loss) per share:
Income from continuing operations	$0.35	$0.40	$0.88	$0.70
Income (loss) from discontinued operations, net of tax	-	(0.02)	0.02	(0.03)
Gain on disposal of discontinued operations, net of tax	-	-	0.07	-
Basic net income per share	$0.35	$0.38	$0.97	$0.67
Diluted net income (loss) per share:
Income from continuing operations	$0.35	$0.40	$0.88	$0.70
Income (loss) from discontinued operations, net of tax	-	(0.02)	0.02	(0.03)
Gain on disposal of discontinued operations, net of tax	-	-	0.07	-
Diluted net income per share	$0.35	$0.38	$0.97	$0.67
Weighted average shares outstanding:
Basic	12,381	12,587	12,526	12,574
Diluted	12,487	12,629	12,600	12,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$12,208	$8,486
Less:
Income (loss) from discontinued operations	289	(303)
Gain on disposal of discontinued operations	924	-
Income from continuing operations	10,995	8,789
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Benefit from deferred income taxes	(3,233)	(1,699)
Depreciation and amortization	13,280	12,437
Allowance for doubtful accounts	(146)	241
Net loss on sale of property, plant, and equipment	60	18
Restructuring	3,428	764
Bargain purchase gain	(1,042)	-
Share-based compensation expense	7,297	3,827
Excess tax provision for share-based compensation	116	118
Net changes in operating assets and liabilities, net of acquired business (Note 12)	(24,899)	(1,737)
NET CASH PROVIDED BY CONTINUING OPERATIONS FOR OPERATING ACTIVITIES	5,856	22,758
NET CASH (USED BY) PROVIDED BY DISCONTINUED OPERATIONS FOR OPERATING ACTIVITIES	(335)	391
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,521	23,149

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net	10,467	-
Acquisition of business	(346)	-
Additions to property, plant, and equipment	(15,434)	(6,951)
Investments in and advances to affiliated companies	-	(1,900)
Capitalized software development costs	-	(416)
Maturities of short-term held-to-maturity marketable securities	-	40,438
Proceeds from the sale of property, plant, and equipment	214	176
NET CASH (USED BY) PROVIDED BY CONTINUING OPERATIONS FOR INVESTING ACTIVITIES	(5,099)	31,347
NET CASH USED BY DISCONTINUED OPERATIONS FOR INVESTING ACTIVITIES	-	(77)
NET CASH (USED BY) PROVIDED FOR INVESTING ACTIVITIES	(5,099)	31,270

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	565	283
Excess tax provision for share-based compensation	(116)	(118)
Purchase of common stock	(13,767)	-
Dividends paid to shareholders	(3,850)	(3,775)
NET CASH USED FOR FINANCING ACTIVITIES	(17,168)	(3,610)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,102	(1,914)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,644)	48,895

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,254	119,855

CASH AND CASH EQUIVALENTS, END OF PERIOD	$153,610	$168,750
Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$(6,478)	$2,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation (“Analogic” or the “Company”) is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users primarily in the healthcare and airport security markets. The Company is recognized worldwide for advancing state-of-the-art technology in the areas of medical computed tomography (“CT”), magnetic resonance imaging (“MRI”), digital mammography, ultrasound, and automated explosive detection systems for airport security. The Company’s OEM customers incorporate its technology into systems they in turn sell for various medical and security applications. The Company also sells its ultrasound products directly into specialized clinical end-user markets through its direct worldwide sales force under the brand name B-K Medical. The Company’s top ten customers combined for approximately 62% and 67% of the Company’s total net revenue for the three months ended April 30, 2011 and 2010, respectively, and 64% and 66% of the Company’s total net revenue for the nine months ended April 30, 2011 and 2010, respectively. The Company had three customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during the three or nine months ended April 30, 2011 or 2010.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2011	2010		2011	2010
Koninklijke Philips Electronics N.V. (“Philips”)	12%	16%		12%	15%
Siemens Corporation	10%	(	*)	( *)	( *)
Toshiba Corporation (“Toshiba”)	(*)	(	*)	11%	13%

Note (*): Total net revenue was less than 10% in this period.

Philips accounted for 13% and 16% of net accounts receivable at April 30, 2011 and July 31, 2010, respectively, while L-3 Communications Corporation accounted for 13% of net accounts receivable at July 31, 2010.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10% to 50%, and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and nine months ended April 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2011 (“fiscal year 2011”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2010 (“fiscal year 2010”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 23, 2010. The accompanying unaudited Consolidated Balance Sheet as of July 31, 2010 contains data derived from audited financial statements.

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

3. Discontinued operations:

During the first quarter of fiscal year 2011, the Company sold its hotel business, and realized net proceeds of $10,467, after transaction costs. The Company recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share in the nine months ended January 31, 2011. The hotel business has been reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued. A former member of the Company’s Board of Directors also serves on the Board of Directors of the entity that acquired the hotel business.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenues and net income (loss) for the hotel business for the three months ended April 30, 2010 and the nine months ended April 30, 2011 and 2010 were as follows:

	Three Months Ended April 30, 2010	Nine Months Ended April 30,
		2011	2010
Total net revenue	$1,728	$2,906	$6,030
Net income (loss)	(256)	289	(303)

The following represents a detailed listing of the assets and liabilities of discontinued operations. There were no assets or current liabilities of the discontinued operations as of April 30, 2011.

July 31, 2010
Current assets of discontinued operations:
Accounts receivable, net	$282
Other current assets	17
Total current assets	299
Property, plant, and equipment, net	9,210
Total assets	$9,509
Current liabilities of discontinued operations:
Accounts payable, trade	$945
Accrued liabilities	188
Advance payments	160
Total current liabilities	$1,293

4. Share-based compensation:

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Cost of product sales	$148	$178	$432	$343
Research and product development	897	401	2,262	996
Selling and marketing	362	149	936	414
General and administrative	1,336	661	3,667	2,074
Share-based compensation expense before tax	$2,743	$1,389	$7,297	$3,827

Beginning in the year ended July 31, 2008 (“fiscal year 2008”), the Company’s Compensation Committee of the Board of Directors (the “Committee”) began granting performance contingent restricted stock awards (“performance awards”). In fiscal year 2008, the Committee granted 100,183 performance contingent restricted shares under the Company’s 2007 Restricted Stock Plan. These shares vested if specific pre-established levels of performance were achieved at the end of a three-year performance cycle, which ended on July 31, 2010. The performance goal for the performance awards was based solely on the compound annual growth rate of an adjusted earnings per share metric for the Company. The actual number of shares issued was determined at the end of the three-year performance cycle and could range from zero to 200% of the target award. The actual number of shares issued included the payment of dividends on the actual number of shares earned. The Company recognized compensation expense over the performance period based on the number of shares that were deemed to be probable of vesting at the end of the three-year performance cycle. The total number of shares that vested at the conclusion of the performance period on July 31, 2010 was 15,711 shares. The compensation expense on these vested shares was approximately $1,100, of which $188 and $251 was recorded in the three and nine months ended April 30, 2010, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the year ended July 31, 2009 (“fiscal year 2009”), the Committee granted 45,751 performance awards under the Company’s 2007 Restricted Stock Plan, of which 7,280 shares have been forfeited through April 30, 2011. These shares will vest if specific pre-established levels of performance are achieved at the end of a three-year performance cycle, which ends July 31, 2011 for the outstanding 38,471 shares granted. The performance goal for the performance awards is based solely on the compounded annual growth rate of an adjusted earnings per share metric for the Company. The actual number of shares to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 76,942 shares based upon the shares outstanding. The actual number of shares to be issued will also include the payment of dividends on the actual number of shares earned. The maximum compensation expense for the performance awards was $4,385 based on a weighted average grant date fair value of $56.99 per share. The Company is recognizing compensation expense over the performance period based on the number of shares that is deemed to be probable of vesting at the end of the three-year performance cycle. As of April 30, 2011, the Company estimated that 3,582 shares with a value of $204 were deemed probable of vesting. The Company recognized compensation expense(benefit) of $(98) and $(83) during the three months ended April 30, 2011 and 2010, respectively, and expense(benefit) of $191 and $(63) during the nine months ended April 30, 2011 and 2010, respectively, for the performance awards based on the number of shares deemed probable of vesting.

In fiscal year 2010, the Committee granted 223,834 performance awards in the form of shares of restricted stock and restricted stock units pursuant to the Company’s 2007 Restricted Stock Plan and 2009 Stock Incentive Plan, of which 27,056 performance awards have been forfeited through April 30, 2011. These awards will vest as follows: 98,393 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s cumulative non-GAAP earnings per share and 98,385 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s relative total shareholder return (“TSR”) as determined against a specified peer group. The actual number of shares/units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 393,556 shares/units. The issuance of the shares/units will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $7,885, based on a weighted average grant date fair value of $40.07 per share as determined by the closing price of the Company’s common stock on the date of grant. The Company is recognizing compensation expense over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of shares/units that are deemed to be probable of vesting at the end of the three-year performance cycle. As of April 30, 2011, the Company estimated that total non-GAAP earnings per share awards covering 87,634 shares/units with a value of $3,511 were deemed probable of vesting. The Company recognized compensation expense of $716 and $75 during the three months ended April 30, 2011 and 2010, respectively, and expense of $1,365 and $142 during the nine months ended April 30, 2011 and 2010, respectively, for the performance awards with the non-GAAP earnings per share target based on the number of shares deemed probable of vesting.

In the nine months ended April 30, 2011, the Committee granted 217,233 performance awards in the form of shares of restricted stock units pursuant to the Company’s 2009 Stock Incentive Plan, of which 2,249 performance awards have been forfeited through April 30, 2011. These awards will vest as follows: 135,034 will vest based upon achievement of certain targets over the three-year period ending July 31, 2013 with respect to the Company’s cumulative non-GAAP earnings per share and 79,950 will vest based upon achievement of certain targets over the three-year period ending July 31, 2013 with respect to the Company’s relative TSR as determined against the Russell 2000 Index, of which the Company is a member. The actual number of units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 429,968 units. The issuance of the units will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $11,345, based on a weighted average grant date fair value of $42.01 per share as determined by the closing price of the Company’s common stock on the date of grant. The Company is recognizing compensation expense over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of units that are deemed to be probable of vesting at the end of the three-year performance cycle. As of April 30, 2011, the Company estimated that total non-GAAP earnings per share awards covering 103,556 units with a value of $4,350 were deemed probable of vesting. The Company recognized compensation expense of $589 and $933 during the three and nine months ended April 30, 2011, respectively, for the performance awards with the non-GAAP earnings per share target based on the number of units deemed probable of vesting.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The compensation expense for the performance awards granted with a TSR target is $3,797 and $4,621 for awards granted in the nine months ended April 30, 2011 and fiscal year 2010, respectively. The compensation expense is being recognized on a straight-line basis, net of estimated forfeitures, over a derived service period of 2.8 and 2.7 years for the awards granted in fiscal years 2011 and 2010, respectively. The weighted average grant date fair values of awards granted with a TSR target was $54.27 and $47.47 per share during the nine months ended April 30, 2011 and 2010, respectively. There was an insignificant grant of awards with a TSR target in the three months ended April 30, 2011. The fair value of awards with a TSR target at date of grant was estimated using a Monte-Carlo Simulation model with the following assumptions:

	Nine Months Ended April 30,
	2011	2010
Stock Price (1)	41.96	$40.04
Expected volatility factor (2)	49%	51%
Risk-free interest rate (3)	0.73%	1.19%
Expected annual dividend yield (4)	0.0%	0.0%

(1)	The stock price is the weighted average closing price of the Company’s common stock on the dates of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

The following table sets forth the stock option and restricted stock award transactions from July 31, 2010 to April 30, 2011:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock Awards		Performance-Based Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units (1)	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2010	320,009	$54.38	4.66	$754	108,816	$52.26	340,906	$49.12
Granted	7,000	41.59			12,395	42.40	217,233	46.44
Exercised	(16,349)	42.20
Vesting of restricted stock					(23,940)	53.85	(15,711)	59.16
Cancelled (forfeited and expired)	(21,883)	52.40			(1,839)	53.76	(92,195)	51.80

Outstanding at April 30, 2011	288,777	54.91	4.41	2,003	95,432	50.55	450,233	46.93
Options vested or expected to vest at April 30, 2011 (2)	285,118	54.99	4.39	1,960
Options exercisable at April 30, 2011	122,759	53.12	3.81	1,034

(1)	The number of performance-based unvested restricted stock awards is shown in this table at target. As of April 30, 2011, the maximum number of performance-based unvested restricted stock awards available to be earned is 900,466.

(2)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

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

The acquisition has been accounted for as an acquisition under authoritative guidance for business combinations. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a bargain purchase gain in the nine months ended April 30, 2011.

The results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s unaudited consolidated financial statements beginning November 19, 2010.

The total purchase consideration is expected to be approximately $686 in cash, of which approximately $346 was paid at the closing. The purchase consideration also includes contingent consideration of $340, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired products over a two year period commencing on November 1, 2010. The Company estimated the contingent consideration based on probability weighted expected future cash flows, and it is included under other long term liabilities in the Consolidated Balance Sheet at April 30, 2011. These cash flows were discounted at a rate of approximately 22.1%. The contingent consideration is marked to market at the end of each fiscal quarter. As of April 30, 2011 there was no material change in the fair value of contingent consideration compared to the fair value estimated at November 19, 2010. Acquisition-related costs were insignificant.

The final fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired on November 19, 2010 and the bargain purchase gain recorded in general and administrative expenses in the unaudited Consolidated Statements of Operations were computed as follows:

Inventory	$1,284
Property, plant, and equipment	489
Intangible assets	730
Accrued liablities	(154)
Deferred tax liabilities	(621)
Net tangible and intangible assets	1,728
Estimated purchase price	686
Bargain purchase gain	$1,042

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

The following table sets forth the components of the identifiable intangible assets acquired and being amortized over their estimated useful lives, with a maximum amortization period of five years, on a straight-line basis:

	Fair Value	Useful Life
Backlog	$70	3.5 months
Developed Technology	420	5 years
Customer Relationships	240	5 years
Total acquired identifiable intangible assets	$730

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

The Company’s results would not have been materially different from its reported results had the acquisition occurred at the beginning of the three months ended April 30, 2010 and the nine months ended April 30, 2011 and 2010.

6. Fair value measurements:

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

The Company did not have any financial or non-financial assets or liabilities measured at fair value at July 31, 2010. The following table provides the assets and liabilities carried at fair value measured on a recurring basis at April 30, 2011:

	Fair Value Measurements at April 30, 2011 using
Liabilities	Quoted Prices in Active Markets for Indentical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Contingent consideration	$-	$-	$340	340
Total	$-	$-	$340	$340

7. Goodwill and other intangible assets:

The carrying amount of the goodwill at April 30, 2011 and July 31, 2010 was $1,849.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, a trade name, backlog, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the tradename as it is considered to have an indefinite life, are 3.5 months to 14 years.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible assets at April 30, 2011 and July 31, 2010 consisted of the following:

	April 30, 2011			July 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$12,191	$3,459	$8,732	$11,771	$2,578	$9,193
Customer relationships	25,440	5,511	19,929	25,200	4,139	21,061
Tradename	7,607	-	7,607	7,607	-	7,607
Backlog	70	70	-	-	-	-
In-process research and development	1,900	-	1,900	1,900	-	1,900
Total	$47,208	$9,040	$38,168	$46,478	$6,717	$39,761

Amortization expense related to acquired intangible assets was $787 and $733 for the three months ended April 30, 2011 and 2010, respectively, and $2,323 and $2,199 for the nine months ended April 30, 2011 and 2010, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2011 (remaining three months)	$765
2012	3,063
2013	3,063
2014	3,063
2015	3,063
$13,017

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Given the current economic environment and the uncertainties regarding its impact on the Company’s business, the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of its goodwill, tradename, and in-process research and development impairment testing during the second quarter of fiscal year 2011 may not be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of the reporting unit, tradename, and in-process research and development are not achieved, the Company may be required to record an impairment charge for the goodwill, tradename, and in-process research and development in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of the fiscal year ending July 31, 2012, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill, tradename, and in-process research and development impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

8. Restructuring charge:

In the first quarter of fiscal year 2011, the Company initiated a plan to reduce its workforce by 104 employees worldwide as the Company continues to streamline its operations and consolidate its Denmark and Canton, Massachusetts manufacturing operations into its existing facilities. The total cost of this plan, including severance and personnel related costs, was $3,562 and was recorded as a restructuring charge during the three months ended October 31, 2010.

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

The following table summarizes charges related to accrued restructuring activity from July 31, 2009 through April 30, 2011:

	Involuntary Employee Severance	Facility Exit Costs	Copley Acquisition	Total
Balance at July 31, 2009	$2,728	$1,058	$26	$3,812
Cash payments	(1,211)	(189)	(26)	(1,426)
Foreign exchange	16	-	-	16
Balance at October 31, 2009	1,533	869	-	2,402
Restructuring charge	764	-	-	764
Cash payments	(803)	(189)	-	(992)
Foreign exchange	(7)	-	-	(7)
Balance at January 31, 2010	1,487	680	-	2,167
Cash payments	(609)	(189)	-	(798)
Balance at April 30, 2010	878	491	-	1,369
Restructuring charge	-	420	-	420
Adjustments	(494)	-		(494)
Cash payments	(231)	(189)	-	(420)
Balance at July 31, 2010	153	722	-	875
Restructuring charge	3,562	-	-	3,562
Cash payments	(238)	(189)	-	(427)
Foreign exchange	42	-	-	42
Balance at October 31, 2010	3,519	533	-	4,052
Adjustments	(134)	-	-	(134)
Cash payments	(609)	(121)	-	(730)
Foreign exchange	(59)	-	-	(59)
Balance at January 31, 2011	2,717	412	-	3,129
Cash payments	(529)	(155)	-	(684)
Foreign exchange	156	-	-	156
Balance at April 30, 2011	$2,344	$257	$-	$2,601

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The cash expenditures subsequent to April 30, 2011 of approximately $2,344 in employee severance and $257 of facility exit costs will be paid within the next nine months.

9. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	April 30, 2011	July 31, 2010
Accounts receivable, net of allowance:
Billed	$75,850	$69,158
Unbilled	8,116	5,053
	$83,966	$74,211
Inventories:
Raw materials	$79,274	$54,106
Work-in-process	11,435	12,896
Finished goods	19,697	19,058
	$110,406	$86,060
Accrued liabilities:
Accrued employee compensation and benefits	$18,051	$18,765
Accrued restructuring charge	2,601	875
Accrued warranty	5,840	6,103
Other	7,824	7,360
	$34,316	$33,103
Advance payments and deferred revenue:
Deferred revenue	$6,826	$5,492
Customer deposits	1,951	3,396
	$8,777	$8,888

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Income from continuing operations	$4,318	$5,092	$10,995	$8,789
Income (loss) from discontinued operations, net of tax	-	(256)	289	(303)
Gain on disposal of discontinued operations, net of tax	-	-	924	-
Net income	$4,318	$4,836	$12,208	$8,486

Weighted average number of common shares outstanding-basic	12,381,000	12,587,000	12,526,000	12,574,000
Effect of dilutive securities:
Stock options and restricted stock awards	106,000	42,000	74,000	31,000
Weighted average number of common shares outstanding-diluted	12,487,000	12,629,000	12,600,000	12,605,000

Basic net income (loss) per share:
Income from continuing operations	$0.35	$0.40	$0.88	$0.70
Income (loss) from discontinued operations, net of tax	-	(0.02)	0.02	(0.03)
Gain on disposal of discontinued operations, net of tax	-	-	0.07	-
Basic net income per share	$0.35	$0.38	$0.97	$0.67
Diluted net income (loss) per share:
Income from continuing operations	$0.35	$0.40	$0.88	$0.70
Income (loss) from discontinued operations, net of tax	-	(0.02)	0.02	(0.03)
Gain on disposal of discontinued operations, net of tax	-	-	0.07	-
Diluted net income per share	$0.35	$0.38	$0.97	$0.67
Anti-dilutive shares related to outstanding stock options and unvested restricted stock	183,000	278,000	205,000	373,000

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported as a component of stockholders’ equity. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net income	$4,318	$4,836	$12,208	$8,486

Other comprehensive income, net of taxes:

Pension adjustment, net of a tax provision of $24 and a tax provision of $66 for the three months ended April 30, 2011 and 2010, respectively, and tax benefit of $12 and $51 for the nine months ended April 30, 2011 and 2010, respectively.	(24)	(119)	(89)	(262)

Foreign currency translation adjustment, net of a tax benefit of $289 and $582 for the three months ended April 30, 2011 and 2010, respectively, and tax benefit of $335 and $796 for the the nine months ended April 30, 2011 and 2010, respectively.	4,947	(1,853)	9,277	(3,740)
Total comprehensive income	$9,241	$2,864	$21,396	$4,484

The components of accumulated other comprehensive income, net of taxes, at April 30, 2011 and July 31, 2010 are as follows:

	April 30, 2011	July 31, 2010
Pension adjustment	$(2,375)	$(2,286)
Foreign currency translation adjustment	16,285	7,008
Total	$13,910	$4,722

12. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities, net of acquired business, were as follows:

	Nine Months Ended April 30,
	2011	2010
Accounts receivable	$(7,679)	$(6,478)
Inventories	(21,530)	(8,479)
Refundable income taxes	(72)	3,050
Other assets	1,915	(4,676)
Accounts payable	5,554	6,590
Accrued liabilities	(5,581)	(1,229)
Other liabilities	2,033	541
Advance payments and deferred revenue	(644)	4,298
Accrued income taxes	1,105	4,646
Net changes in operating assets and liabilities	$(24,899)	$(1,737)

Supplemental disclosure of non-cash investing activities from continuing operations were as follows:

The Company accrued milestone payments towards the construction of a manufacturing facility in Shanghai, China, of $1,508 during the nine months ended April 30, 2011 that were not paid as of April 30, 2011. The Company expects to pay the $1,508 in the fourth quarter of fiscal year 2011.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Taxes:

The following table presents the provision for income taxes and the effective income tax rates for the three and nine months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Provision for income taxes	$1,223	$1,601	$2,912	$2,844
Effective tax rate	22%	24%	21%	24%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate for the three months ended April 30, 2011 of 22% was due primarily to the Federal research and experimentation credit, lower foreign tax rates as compared to the statutory tax rate of 35% and the discrete benefit of $388 from the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2007. The effective tax rate for the nine months ended April 30, 2011 of 21% was due primarily to a discrete tax benefit of $536 for the reinstatement of the Federal research and experimentation credit back to January 1, 2010, the lower foreign tax rates as compared to the statutory rate of 35% and the discrete benefit of $388 from the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal years ended July 31, 2007. In addition, taxes related to the bargain purchase gain of $621from the acquisition of an OEM ultrasound transducer and probe business were recorded as part of income from operations in the quarter ended January 31, 2011.

The effective tax rate of 24% for both the three and nine months ended April 30, 2010 was due primarily to lower foreign tax rates as compared to the U.S statutory rate of 35% and discrete benefits. The discrete benefits of approximately $560 in the three months ended April 30, 2010 were due primarily to the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2006 (“fiscal year 2006”). The discrete benefits of approximately $860 in the nine months ended April 30, 2010 were due primarily to the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2004 and fiscal year 2006.

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, were as follows for the dates indicated:

April 30, 2011	July 31, 2010
$ 15,844	$12,124

These unrecognized tax benefits, if recognized in a future period would impact the Company’s effective tax rate. The timing of these benefits, except as described below is not estimable.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters through the year ended July 31, 2002 and for the years ended July 31, 2004 through 2007. In the next four fiscal quarters, the audit of federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008 may be completed and it is reasonably expected that net unrecognized benefits, including interest, of $12,203 may be recognized in income within the next four quarters.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At April 30, 2011 and July 31, 2010, the Company had approximately $1,500 and $1,270, respectively, accrued for interest and penalties on unrecognized tax benefits.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net Revenue:
Medical Technology from external customers:
Medical Imaging	$83,023	$71,167	$236,786	$200,925
Ultrasound	23,941	22,103	69,577	66,960
Total Medical Technology	106,964	93,270	306,363	267,885
Security Technology from external customers	10,207	12,202	31,883	31,926
Total	$117,171	$105,472	$338,246	$299,811

Income (loss) from operations
Medical Technology:
Medical Imaging (A)	$6,116	$3,968	$14,810	$8,467
Ultrasound (B)	(755)	552	(2,774)	1,361
Total Medical Technology	5,361	4,520	12,036	9,828
Security Technology (C)	336	2,058	1,997	1,783
Total income from operations	5,697	6,578	14,033	11,611
Total other income (expense), net	(156)	115	(126)	22
Income from continuing operations before income taxes	$5,541	$6,693	$13,907	$11,633

	April 30, 2011	July 31, 2010
Identifiable assets:
Medical Imaging	$207,794	$186,494
Ultrasound	100,433	88,873
Security Technology	23,646	17,506
Total reportable segment assets	331,873	292,873
Corporate assets (D)	174,235	192,903
Total assets	$506,108	$485,776

(A)	Includes restructuring charge of $1,452 and $601 for the nine months ended April 30, 2011 and 2010, respectively.
(B)	Includes restructuring charge of $1,548 for the nine months ended April 30, 2011.
(C)	Includes restructuring charge of $428 and $163 for the nine months ended April 30, 2011 and 2010, respectively.
(D)	Includes cash and cash equivalents and marketable securities of $124,998 and $134,219 at April 30, 2011 and July 31, 2010, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. Commitments and guarantees:

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2011.

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

The following table presents the Company’s product warranty liability for the three and nine months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$5,640	$5,755	$6,103	$5,918
Accrual	1,477	1,490	4,571	3,707
Settlements made in cash or in kind during the period	(1,277)	(1,196)	(4,834)	(3,576)
Balance at the end of the period	$5,840	$6,049	$5,840	$6,049

The Company currently has approximately $22,500 in revolving credit facilities with banks available for direct borrowings. The Company’s revolving credit facility agreements contain a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant at April 30, 2011 with a tangible net worth of approximately $378,000. As of April 30, 2011, there were no direct borrowings or off-balance sheet arrangements.

16. Common stock repurchase:

On December 9, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $30,000 of the Company’s common stock. The repurchase program will be funded using the Company’s available cash. During the three and nine months ended April 30, 2011, the Company repurchased and retired 50,787 and 272,789 shares of Common Stock, respectively, under this repurchase program for $2,618 and $13,767, respectively, at an average purchase price of $51.55 and $50.47 per share, respectively.

17. Subsequent event:

The Company declared a dividend of $0.10 per share of common stock on June 1, 2011, which will be paid on June 30, 2011 to stockholders of record on June 20, 2011.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended April 30, 2011 and 2010 represent the third quarters of fiscal years 2011 and 2010, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

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

The following table sets forth the percentage of total net revenue by reporting segment for the three months ended April 30, 2011 and 2010. All periods presented have been revised accordingly to reflect new reporting segments.

	Three Months Ended April 31,
	2011	2010
Medical Technology:
Medical Imaging	71%	67%
Ultrasound	20%	21%
Total Medical Technology	91%	88%
Security Technology	9%	12%
Total	100%	100%

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

The following table sets forth key financial data from our unaudited Consolidated Statements of Operations for the three months ended April 30, 2011 and 2010.

	Three Months Ended April 30,		Percentage Change
	2011	2010
Total net revenue	$117,171	$105,472	11%
Gross profit	44,160	37,918	16%
Gross margin	38%	36%
Income from operations	$5,697	$6,578	-13%
Operating margin percentage	5%	6%
Income from continuing operations	$4,318	$5,092	-15%
Diluted net income per share from continuing operations	0.35	0.40	-13%

During the three months ended April 30, 2011 our total net revenue increased by 11% as compared to the prior year comparable period due primarily to increased product revenue in our Medical Imaging business as a result of increased demand in our CT and mammography product lines and the acquisition of an OEM ultrasound transducer and probe business in second quarter of fiscal year 2011. Product revenue also increased in our Ultrasound business due primarily to increased sales volumes of the Flex Focus platform of products. Also contributing to the increase in product revenue of the Ultrasound business was a favorable change in the currency exchange rate. Growth in Medical Technology product revenues was partially offset by a decline in product revenue from our Security Technology business as a result of fewer sales of baggage scanners and product mix.

Gross profit and gross margin percentage increased in the three months ended April 30, 2011 versus the prior year comparable period due primarily to increased sales volume and improved manufacturing efficiency in our Medical Imaging business resulting from higher production throughput on growing volume. Income from operations, income from continuing operations, and diluted net income per share from continuing operations decreased in the three months ended April 30, 2011 from the prior year comparable period due primarily to lower levels of customer funded research and development activity during the three months ended April 30, 2011 as compared to the prior year comparable period partially offset by increased gross profit from an increase in sales volume,

During the first quarter of fiscal year 2011, we sold our hotel business, and realized net proceeds of $10,467, after transaction costs for this sale. We recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share, in the nine months ended January 31, 2011. The hotel business, previously reported in the Other segment, is being reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued.

Net revenue and net income (loss) for the hotel business for the three months ended April 30, 2010 and the nine months ended April 30, 2011 and 2010 were as follows:

	Three Months Ended April 30, 2010	Nine Months Ended April 30,
		2011	2010
Total net revenue	$1,728	$2,906	$6,030
Net income (loss)	(256)	289	(303)

On November 19, 2010, we acquired certain assets of an OEM ultrasound transducer and probe business. We undertook this acquisition in order to increase our market share in the transducer and probe business, expand our relationships with a major customer, and expand our product portfolio. The transaction resulted in a bargain purchase gain recorded in general and administrative expense in the nine months ended April 30, 2011 as the value of the acquired assets exceeded the amount to be paid for the acquisition. The results of operations and estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated financial statements beginning November 19, 2010. The total purchase consideration is expected to be $686 in cash, of which approximately $346 was paid at the closing. The purchase consideration also includes contingent consideration of $340, which represents the fair value of future cash payments expected to be made by us based on the sale of certain acquired products over a two year period commencing on November 1, 2010.

The following table sets forth an overview of cash flows for the nine months ended April 30, 2011 and 2010.

	Nine Months Ended April 30,
	2011	2010
Net cash provided by continuing operations for operating activities	$5,856	$22,758
Net cash (used by) provided by continuing operations for investing activities	(5,099)	31,347
Net cash used for financing activities	(17,168)	(3,610)
Net cash (used by) provided by discontinued operations	(335)	314
Effect of exchange rate changes on cash	1,102	(1,914)
Net (decrease) increase in cash and cash equivalents	$(15,644)	$48,895

During the nine months ended April 30, 2011, we generated $5,856 of cash from operating activities of continuing operations as compared to $22,758 in the prior year comparable period. The decrease was due primarily to an increase in inventories of $21,530 due to the support of the manufacturing transition and increased sales volumes. Net cash used by continuing operations for investing activities in the nine months ended April 30, 2011 was due primarily to capital spending of $15,434, which includes the construction of a manufacturing facility in Shanghai, China. The capital spending was partially offset by the proceeds from the sale of our hotel business of $10,467. Prior year cash provided by continuing operations for investing activities benefited from $40,438 of short term investments held to maturity. The net cash used by financing activities in the nine months ended April 30, 2011 primarily reflected $13,767 used to repurchase common stock.

Results of operations

Net revenue

Product revenue

Product revenue is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2011	2010		2011	2010
Product Revenue:
Medical Technology:
Medical Imaging	$82,149	$68,849	19%	$230,898	$194,611	19%
Ultrasound	23,941	22,103	8%	69,577	66,960	4%
Total Medical Technology	106,090	90,952	17%	300,475	261,571	15%
Security Technology	7,701	8,861	-13%	21,320	26,315	-19%
Total	$113,791	$99,813	14%	$321,795	$287,886	12%

Medical Imaging

The increases for the three and nine months ended April 30, 2011 versus the prior year comparable periods were driven primarily by growth in our CT product line and the acquisition of an OEM ultrasound transducer and probe business. The growth in our CT product line was driven primarily by higher sales volume of new and existing products. Also contributing to the increase were increased sales volumes in our digital mammography product line primarily with a large OEM customer.

Ultrasound

For the three months ended April 30, 2011, product revenue increased from the prior year due primarily to increased sales volume of our Flex Focus platform of products particularly in Europe and with other foreign distributors. Also contributing to the increase was a favorable change in the currency exchange rates, which positively impacted revenues by approximately $600.

The increase for the nine months ended April 30, 2011 versus the prior year comparable period was due primarily to increased sales volume of our Flex Focus platform of products. This increase was partially offset by an unfavorable change in currency exchange rates, which negatively impacted revenues by approximately $1,800.

Security Technology

The decreases in product revenues for the three and nine months ended April 30, 2011 versus the prior year comparable periods were due primarily to sales of fewer baggage scanners as demand from our customer was negatively impacted by the timing of bridge orders from the TSA, which is in the process of moving to a new procurement process, and product mix.

Engineering revenue

Engineering revenue is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2011	2010		2011	2010
Engineering Revenue:
Medical Technology:
Medical Imaging	$874	$2,318	-62%	$5,888	$6,314	-7%
Total Medical Technology	874	2,318	-62%	5,888	6,314	-7%
Security Technology	2,506	3,341	-25%	10,563	5,611	88%
Total	$3,380	$5,659	-40%	$16,451	$11,925	38%

Medical Imaging

The decrease for the three months ended April 30, 2011 versus the prior year comparable period was due primarily to less work being performed on customer funded engineering projects.

The decrease for the nine months ended April 30, 2011 versus the prior year comparable period was due primarily to the timing of revenue recognition as a result of the completion of project milestones.

Security Technology

The decrease for the three months ended April 30, 2011 versus the prior year comparable period was due primarily to the timing of work performed on a significant development project for a large OEM customer.

The increase for the nine months ended April 30, 2011 versus the prior year comparable period was due primarily to the amount of work performed on a significant engineering development project that began in December 2009 for an OEM customer.

Gross margin

Product gross margin

Product gross margin is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2011	2010		2011	2010
Product gross profit	$44,077	$37,084	18.9%	$122,429	$105,373	16.2%
Product gross margin %	38.7%	37.2%		38.0%	36.6%

Product gross margin percentage increased in the three months ended April 30, 2011 versus the prior year comparable period due primarily to improved manufacturing efficiency in our Medical Imaging business resulting from higher production throughput on growing volume. These items were partially offset by transition costs related to the transfer of ultrasound manufacturing from Copenhagen to other Analogic manufacturing sites.

Product gross margin percentage increased in the nine months ended April 30, 2011 versus the prior year comparable period due primarily to improved manufacturing efficiency in our Medical Imaging business with higher production throughput on growing volume along with improved component pricing from our vendors. These items were partially offset by manufacturing transition costs and manufacturing inefficiency in our Security Technology business due to decreased production volumes in the period.

Engineering gross margin

Engineering gross margin is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2011	2010		2011	2010
Engineering gross profit	$83	$834	-90.0%	$1,559	$428	264.3%
Engineering gross margin %	2.5%	14.7%		9.5%	3.6%

The decrease in engineering gross margin in the three months ended April 30, 2011 versus the prior year comparable period was due primarily to cost in excess of engineering revenue mainly on certain Medical Imaging engineering projects.

The increase in the engineering gross margin in the nine months ended April 30, 2011 versus the prior year comparable period was due primarily to the engineering project with an OEM customer in our Security Technology business that began in December 2009. The gross margin on this Security Technology project was partially offset by costs in excess of engineering revenues on certain Medical Imaging and Security Technology business projects.

Operating expenses

Operating expenses are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Research and product development	$17,291	$12,588	$45,964	$36,176
Selling and marketing	10,280	9,198	30,604	27,669
General and administrative	10,892	9,554	29,959	29,581
Restructuring	—	—	3,428	764
Total operating expenses	$38,463	$31,340	$109,955	$94,190

Operating expenses as a percentage of total net revenue are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Research and product development	14.7%	11.9%	13.6%	12.0%
Selling and marketing	8.8%	8.7%	9.0%	9.2%
General and administrative	9.3%	9.1%	8.9%	9.9%
Restructuring	0.0%	0.0%	1.0%	0.3%
Total operating expenses	32.8%	29.7%	32.5%	31.4%

Research and product development expenses are related to projects not funded by our customers. These expenses increased $4,703 and $9,788 in the three and nine months ended April 30, 2011, respectively, versus the prior year comparable periods due primarily to greater investment in unfunded research and product development projects in support of our strategic growth initiatives. Also contributing to the growth was an increase in share-based compensation expense of $496 and $1,266 in the three and nine months ended April 30, 2011, respectively, versus the prior year comparable periods primarily associated with the accrual for performance based awards as a result of improving company financial performance.

Selling and marketing expenses increased $1,082 and $2,935 in the three and nine months ended April 30, 2011, respectively, versus the prior year comparable periods due primarily to an increase in selling resources in the Ultrasound business as we expand our sales force and product offerings in existing and adjacent markets.

General and administrative expenses increased $1,338 in the three months ended April 30, 2011 versus the prior year comparable period. The growth was due primarily to an increase in share-based compensation expense of $675 in the three months ended April 30, 2011 versus the prior year comparable period primarily associated with the accrual for performance based awards as a result of improving company financial performance. Also contributing to the increase was an increase in professional service fees of approximately $800.

General and administrative expenses remained relatively consistent, increasing $378 in the nine months ended April 30, 2011 versus the prior year comparable period. While these expenses remained relatively consistent, share-based compensation expense increased by $1,593 in the nine months ended April 30, 2011 versus the prior year comparable period primarily associated with the accrual for performance based awards as a result of improving company financial performance. The increase in share-based compensation was offset by a bargain purchase gain of $1,042 related to the acquisition of an OEM ultrasound transducer and probe business on November 19, 2010.

Restructuring in the nine months ended April 30, 2011 includes severance and personnel related costs for our plan to reduce our headcount by 104 employees worldwide. We expect that this restructuring will result in annual expense savings of approximately $5,000, a portion of which will fund strategic growth initiatives. Restructuring in the three and nine months ended April 30, 2010 included severance and personnel related costs for the termination of 17 employees worldwide.

Other income (expense), net

Other income (expense), net is summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Interest income, net	$137	$160	$543	$484
Other, net	(293)	(45)	(669)	(462)

Net other income (expense) during the three and nine months ended April 30, 2011 and 2010 consisted predominantly of foreign currency exchange losses by our foreign subsidiaries.

Provision for income taxes

The provision for income taxes and the effective tax rates are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Provision for income taxes	$1,223	$1,601	$2,912	$2,844
Effective tax rate	22%	24%	21%	24%

Our effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate for the three months ended April 30, 2011 of 22% was due primarily to the Federal research and experimentation credit, lower foreign tax rates as compared to the statutory tax rate of 35% and the discrete benefit of $388 from the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2007. The effective tax rate for the nine months ended April 30, 2011 of 21% was due primarily to a discrete tax benefit of $536 for the reinstatement of the federal research and experimentation credit back to January 1, 2010, lower foreign tax rates as compared to the statutory rate of 35%, and the discrete benefit of $388 from the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal years ended July 31, 2007. In addition, taxes related to the bargain purchase gain of $621 from the acquisition of an OEM ultrasound transducer and probe business were recorded as part of income from operations in the quarter ended January 31, 2011.

The effective tax rate of 24% for both the three and nine months ended April 30, 2010 was due primarily to lower foreign tax rates as compared to the U.S statutory rate of 35% and discrete benefits. The discrete benefits of approximately $560 in the three months ended April 30, 2010 were due primarily to the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2006 (“fiscal year 2006”). The discrete benefits of approximately $860 in the nine months ended April 30, 2010 were due primarily to the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2004 and fiscal year 2006.

Income (loss) from discontinued operations, net of tax

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Income (loss) from discontinued operations, net of tax	$—	$(256)	$289	$(303)

During the first quarter of fiscal year 2011, we sold our hotel business. The increase in income from discontinued operations, net of tax, in the nine months ended April 30, 2011 versus the prior year comparable period was due primarily to increased occupancy and higher room rates at the hotel due primarily to the improving economy in the three months ended October 31, 2010 as compared to the nine months ended April 30, 2010.

Income from continuing operations and diluted net income per share from continuing operations

Income from continuing operations and diluted net income per share from continuing operations for the three and nine months ended April 30, 2011 and 2010 are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Income from continuing operations	$4,318	$5,092	$10,995	$8,789
% of net revenue	3.7%	4.8%	3.3%	2.9%
Diluted net income per share from continuing operations	$0.35	$0.40	$0.88	$0.70

The decreases in income from continuing operations and diluted net income per share from continuing operations for the three months ended April 30, 2011 versus the prior year comparable period were due primarily to increases in operating expenses partially offset by increased sales volumes and gross margin.

The increases in income from continuing operations and diluted net income per share from continuing operations for the nine months ended April 30, 2011 versus the prior year comparable period were due primarily to increased sales volumes and gross margin partially offset by increased operating expenses.

Liquidity and capital resources

Key liquidity and capital resource information is summarized in the table below.

	April 30, 2011	July 31, 2010
Cash and cash equivalents	$153,610	$169,254
Working capital	291,334	281,727
Short and long term debt	-	-
Stockholders’ equity	420,706	409,042

Cash and cash equivalents at April 30, 2011 consisted entirely of highly liquid investments with maturities of three months or less from the time of purchase. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at April 30, 2011 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2011, due to the short maturities of these instruments.

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates, and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada and Europe. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10%

depreciation in the April 30, 2011 and July 31, 2010 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $1,629 and $700, respectively.

Cash flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended April 30,
	2011	2010
Net cash provided by continuing operations for operating activities	$5,856	$22,758
Net cash (used by) provided by continuing operations for investing activities	(5,099)	31,347
Net cash used for financing activities	(17,168)	(3,610)
Net cash (used by) provided by discontinued operations	(335)	314
Effect of exchange rate changes on cash	1,102	(1,914)
Net (decrease) increase in cash and cash equivalents	$(15,644)	$48,895

The cash flows generated from operating activities of our continuing operations in the nine months ended April 30, 2011 primarily reflects our pre-tax earnings from continuing operations of $13,907, which included depreciation and amortization expenses of $13,280, a restructuring charge of $3,428, and non-cash share-based compensation expense of $7,297. The positive impact of our operating earnings on cash flows, excluding the non-cash acquisition-related bargain purchase gain of $1,042, was partially offset by increases in inventories of $21,530, as well as a decrease in accrued liabilities of $5,581, and an increase in accounts receivable of $7,679, which were net of an increase in accounts payable of $5,554. The increase in inventories of $21,530 was due primarily to demand related inventory increases, planned increases in Ultrasound inventories in preparation for the shift in production from Denmark to the United States and China. The increase in accounts receivable was due primarily to growth in net revenue as well as an increase in unbilled receivables of $3,063 on engineering projects of due to the timing of completing milestones. The decrease in accrued liabilities was due primarily to the payment of bonuses, severance, and sales taxes. The increase in accounts payable of $5,554 was due primarily to the timing of vendor payments and increased inventory purchases.

The net cash used by continuing operations for investing activities in the nine months ended April 30, 2011 was due primarily to purchases of property, plant, and equipment of $15,434, of which approximately $5,800 relates to the construction of a manufacturing facility in Shanghai, China. These uses of cash were partially offset by the net proceeds of $10,467 from the sale of our hotel business.

The net cash used for financing activities in the nine months ended April 30, 2011 primarily reflected $13,767 used to repurchase common stock and $3,850 of dividends paid to stockholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

Our contractual obligations at April 30, 2011, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$8,682	$2,811	$2,131	$1,348	$2,392
Purchasing obligations	47,492	46,538	954	—	—
	$56,174	$49,349	$3,085	$1,348	$2,392

As of April 30, 2011, the total liabilities associated with uncertain tax positions were $7,358. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

We currently have approximately $22,500 in revolving credit facilities with banks available for direct borrowings. Our revolving credit facility agreements contain a number of covenants, including a covenant requiring us to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter.

We were in compliance with this covenant at April 30, 2011 with a tangible net worth of approximately $378,000. As of April 30, 2011, there were no direct borrowings or off-balance sheet arrangements.

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

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Canadian dollar, Danish kroner, and Euro. A 10% depreciation in the functional currencies, relative to the U.S. dollar, at April 30, 2011 and July 31, 2010 would result in a reduction of stockholders’ equity of approximately $1,629 and $700, respectively.

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At April 30, 2011, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value. Total interest income for the three and nine months ended April 30, 2011 was $137 and $543, respectively. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended April 30, 2011.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
2/1/11-2/28/11	50,838	$51.55	50,787	$16,233,134
3/1/11-3/31/11	—	—	—	16,233,134
4/1/11-4/30/11	2,058	57.03	—	16,233,134

Total	52,896	$51.76	50,787	$16,233,134

(1)	Includes 51 and 2,058 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards in February 2011 and April 2011, respectively.
(2)	Includes 50,787 shares of our common stock purchased in open-market transactions in February 2011. These shares were purchased pursuant to a repurchase program authorized by the Board that was announced on December 9, 2010 to repurchase up to $30.0 million of our common stock. During the third quarter of fiscal year 2011, we repurchased 50,787 shares of our common stock under this repurchase program for $2.6 million at an average purchase price of $51.55 per share. The repurchase program does not have a fixed expiration date.
(3)	For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: June 8, 2011	/s/ James W. Green
James W. Green
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2011	/s/ Michael L. Levitz
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