Form 10-K
period 2011-07-31
ANALOGIC CORP
filed 2011-10-04
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes   ☐     No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at January 31, 2011 was approximately $643,340,000. As of September 15, 2011, there were 12,535,230 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2012 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Throughout this Annual Report on Form 10-K, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation. All dollar amounts in this Item 1 are in thousands.

Description of Business

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users primarily in the healthcare and airport security markets. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are recognized worldwide for advancing state-of-the-art technology in the areas of computed tomography (“CT”), ultrasound, magnetic resonance imaging (“MRI”), digital mammography, and automated explosive detection systems (“EDS”) for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into clinical end-user markets through our direct worldwide sales force under the brand name B-K Medical.

We operate primarily within two major markets: Medical Technology and Security Technology. Our Medical Technology business consists of two reporting segments:

•

Medical Imaging, which primarily includes systems and subsystems for CT and MRI medical imaging equipment as well as state-of-the-art, selenium-based detectors for screening and diagnostic applications in mammography; and

•	Ultrasound, which designs, manufactures, and distributes ultrasound systems and probes primarily in the urology, ultrasound-guided surgery, and anesthesia markets.

Our Security Technology business consists of advanced explosives and weapons detection systems utilizing our expertise in advanced imaging technology, such as CT, for aviation security.

During the first quarter of fiscal year 2011, we sold our hotel business, previously reported in the Other segment and realized net proceeds of $10,467, after transaction costs. We recorded a gain on sale of the hotel of $924, net of a tax provision of $505, or $0.07 per diluted share in fiscal year 2011. The hotel business is being reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued in Parts I and II of this document.

During the fiscal year ended July 31, 2011 (“fiscal year 2011”) we changed our reporting segments. All prior periods presented have been revised accordingly to reflect our new reporting segments. See Note 18 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information regarding our segments. The following chart shows net revenue by segment for the fiscal year 2011:

Medical Imaging

Our Medical Imaging business, which accounted for approximately 69% of our net revenue in fiscal year 2011, consists primarily of electronic systems and subsystems for medical imaging, sold globally to OEM producers of CT, MRI, and Ultrasound equipment as well as digital mammography products.

Computed Tomography (CT)

Analogic has been at the forefront of developments in computed tomography equipment technology from the introduction of the first single slice CT systems in 1975 to today’s multi-slice volumetric scanners. We are an industry leader in the development and sale of CT x-ray detectors, data acquisition systems (“DAS”), data management systems (“DMS”) and integrated gantries that become part of OEM CT imaging systems around the world. Today, our systems and sub-systems are used in about half of the world’s CT systems installed at major medical facilities around the world. Our product portfolio consists primarily of the following:

1)	X-Ray Detectors – These sub-systems convert the x-ray energy in a CT machine to useful analog signals for processing in the Data Acquisition System. The detectors use state-of the art scintillator materials and photodiodes coupled with advanced semiconductor technology to process the signals. These signals are then fed to a computer through a DAS.

2)	Data Acquisition Systems (DAS) – These sub-systems are used to process the signals created by the detectors and feed them as a digital stream to a reconstruction computer to create high resolution images. The DAS is designed with many multi-channel circuit boards that process the analog signals from the detectors and convert them in to digital signals through an array of A/D (analog to digital) converters.

3)	Data Management Systems (DMS) – This is the brains of the CT system and consists of both the detector array and the DAS in one package. This system provides our OEM customers a higher level of integration that allows for lower cost and faster time to market.

4)	Integrated Gantries – The components of the CT system (detectors, DAS, x-ray tube and power supplies) are mounted on a rotating ring assembly called a gantry. The ring enables the components of the CT systems to rotate around the patient at speeds up to 200 RPM for high resolution imaging. We provide integrated gantries to our OEM customers as another level of integration to improve their manufacturing efficiency.

The detector, DAS and DMS products we sell are used in a wide range of CT systems from single slice count to the most advanced multi-slice (>256 slices) systems enabling advanced diagnostics such as cardiac imaging. Our CT products are designed to allow our customers to remain at the forefront of this rapidly advancing field. Leveraging our experience in integrating CT components and technology, we have also developed higher-level integrated systems for the radiotherapy market primarily used for image guided radiation treatment of cancerous tumors.

Magnetic Resonance Imaging (MRI)

For OEM producers of MRI equipment, we supply two key components: gradient amplifiers and Radio Frequency (“RF”) Amplifiers. We have developed a wide range of amplifier solutions for our customers ranging from low-magnetic-field systems (< 0.3 Tesla) to ultra high-field systems (> 7.0 Tesla) used in academic research hospitals.

Our product portfolio consists of the following:

1)	Gradient Amplifiers – These high power systems are used to drive a set of coils located inside the MRI system and around the patient. The coils energize the atomic structure of patients’ anatomy in order to develop tissue and structure images. Gradient amplifiers must be specifically designed for the different MRI field strengths ranging from 0.3 Tesla to >7.0 Tesla.

2)	RF Amplifiers – These power systems are used to control another set of the coils within the MRI system that are used to read-back the signals from the anatomy generated by the gradient coils. These signals are then processed in a reconstruction computer to create images. The RF amplifiers must have a very high signal-to-noise ratio to produce the cleanest images.

Digital Mammography

Our digital mammography products consist primarily of digital mammography Selenium based x-ray detector plates manufactured and sold through our ANRAD (“Anrad”) subsidiary, which sells directly to OEM customers for screening and diagnostic applications in mammography. These x-ray detector plates are used by OEMs in mammography systems to convert x-ray signals into high resolution 2-D and 3-D images of breast tissues to aid in the detection of breast cancer. Our detector plates for mammography applications are sold to medical OEMs for use in products worldwide. Our mammography product portfolio consists of the following:

1)	LMAM – our large area detector plate, based on Selenium technology, is used primarily for European markets and was recently introduced in the U.S market. The plate and power supply is designed to be easily adapted to many types of mammography systems. This detector plate is also compatible with systems that can perform tomosynthesis, which creates 3-D images through a series of exposures to more accurately detect lesions in the breast.

2)	SMAM – our small area detector plate uses the same Selenium-based technology as the LMAM detector and is manufactured primarily for the Asian markets.

Other Products

Within our Medical Imaging business, we also design and manufacture ultrasound transducers sold to OEM customers for use in ultrasound scanning systems as well as precision motion control systems, which we supply to OEM customers for use in computer-controlled automation systems primarily in the semiconductor and medical markets.

Ultrasound

Our Ultrasound business, which designs and manufactures ultrasound systems and probes primarily for end-user markets in urology, surgery, and anesthesia, accounted for approximately 20% of our net revenue in fiscal year 2011. Our ultrasound scanners use acoustic waves to generate real-time images of the internal anatomy that are used for medical diagnostic and interventional procedures. These ultrasound systems are also used for guiding surgical procedures and for guiding prostate cancer treatment employing a procedure called brachytherapy.

Our flagship Ultrasound product is the Flex Focus, first introduced in our fiscal year ended July 31, 2009 (“fiscal year 2009”). The Flex Focus system has a unique, award-winning design in a small footprint that can be easily moved from room to room in a hospital. With its large 19” screen and high resolution imaging engine, the Flex Focus provides a unique solution in the mobile ultrasound market. This system is a portable unit that can be used for multiple applications in a variety of settings. In the fiscal year ended July 31, 2010 (“fiscal year 2010”), we introduced two new systems to the Flex Focus family: (i) the Flex Focus 400 Anesthesia, particularly suited for guiding the placement of nerve blocks prior to surgical procedures, with a superior battery pack that enables up to 4 hours of plug-free imaging, and (ii) the Flex Focus 700, our premium system with a touchscreen display and wireless remote control uniquely positioned for the surgical environment.

Security Technology

Utilizing our CT technology, our Security Technology business designs and manufactures airport security systems and subsystems for both checked bag and checkpoint applications and accounted for approximately 11% of our net revenue in fiscal year 2011. These systems generate three-dimensional images of objects contained within carry on or checked baggage.

We sell the following checked baggage systems through L-3 Communications Corporation (“L-3”):

1)      eXaminer® XLB (High Speed) – The XLB was the first certified EDS specifically optimized for high speed screening of checked baggage. Capable of scanning up to 1,200 bags per hour, the XLB keeps bags continuously moving through a meter-wide tunnel. Combining high-resolution helical CT with dual-energy imaging, the XLB offers superior detection capabilities and the most advanced 3-D imaging on the market.

2)      eXaminer 3DX (Medium Speed) – Our CT technology is utilized in the 3DX, a medium speed EDS that scans up to 550 bags per hour in-line and up to 330 bags in the standalone configuration. The enhanced speed 3DX-ES scans up to 750 bags per hour in the in-line configuration. Both systems are designed to provide high levels of reliability and low false-alarm rates.

3)      eXaminer SX (Reduced Size) – The SX is a lower-cost, reduced size EDS designed for small and medium-sized airports. Able to scan up to 360 bags per hour in-line and up to 300 bags per hour in the standalone configuration, the SX is well suited for airport lobbies and inline applications. The SX offers customers a reduced footprint system with high resolution 3-D imaging and low-false alarm rates.

eXaminer ® is a registered trademark of L-3 Communications.

The EDS product family is sold to the Transportation Security Agency for installation at major U.S. airports and to international airport authorities for installation at airports around the world.

In fiscal year 2010, we signed an agreement with Smiths Detection (“Smiths”), based in London, England, to develop advanced imaging subsystems for use in a next-generation explosives detection system. The agreement provides for Smiths to fund the engineering development over a period of approximately two years.

Competition

We are subject to competition based upon product design, performance, pricing, quality, and service. We believe that our innovative engineering and product reliability have been important factors in our historical growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances, our products conform to more exacting specifications and carry a higher price than similar products manufactured by others.

In our Medical Imaging business, our Medical Imaging systems and subsystems are customized for the needs of our customers. In many cases, due to the limited number of companies with comparable technology to ours, we consider selection by our OEM customers for the design and manufacture of these products and our other medical products to be due more to the “make-or-buy” decision of the individual OEM customers rather than a function of other competitors in the field as many of our existing and potential OEM customers have the capacity to design and manufacture these products for themselves.

The Ultrasound segment of our Medical Technology business participates in niche markets primarily focused in urology and image- guided surgery. We compete in these specialized markets based on image quality, ease of use, mobility, reliability and flexibility with a variety of ultrasound probes. Our competitors are primarily smaller companies focused in these niche areas and business units of larger medical device companies.

Our primary competitors in the Security Technology business for CT-level explosives detection systems are dominated by divisions of a small number of large companies; our customer, L-3; Safran Morpho (formerly GE’s security business); and Science Applications International Corp. (SAIC).

Marketing and Distribution

The Medical Imaging segment of our Medical Technology business and our Security Technology business directly sell to OEM customers, both domestically and abroad, primarily through our headquarters in the United States. Products are also sold through our subsidiaries in Canada, China, and the United States.

The Ultrasound segment of our Medical Technology business globally distributes its products to end users both through a direct sales force and through a network of independent sales representatives and distributors located around the world. Our direct sales force, located in the United States, Germany, Belgium, United Kingdom, Italy, and Scandinavia, accounted for approximately 75% of our Ultrasound revenues in fiscal year 2011 generated from product sales, service and application support. Our remaining Ultrasound revenue was generated through a network of non-exclusive, specialized independent distributors in more than 50 other countries.

Seasonal Aspect of Business

There are no material seasonal elements to the Medical Imaging segment of our Medical Technology business and our Security Technology business, although plant closings in the summer, particularly in Europe, tend to decrease the procurement activities of certain customers during the first quarter of our fiscal year. However, in the Ultrasound segment of our Medical Technology business we see favorable seasonality in the second and fourth quarters of our fiscal year.

Material Customers

We had three customers, as set forth in the table below, who accounted for 10% or more of our net revenue during fiscal year 2011, fiscal year 2010, or fiscal year 2009.

	Year Ended July 31,
	2011	2010	2009
Koninklijke Philips Electronics N.V. (“Philips”)	13%	15%	15%
Toshiba Corporation (“Toshiba”)	11%	12%	14%
L-3	*	*	11%

Note (*): Total net revenue was less than 10% in this fiscal year.

Philips’s and Toshiba’s revenue are in the Medical Imaging segment and L-3’s revenue is in the Security Technology segment.

Our ten largest customers as a group accounted for 64%, 66%, and 67% of our net product and engineering revenue for fiscal years 2011, 2010, and 2009, respectively. The loss of any one of these customers could have a material adverse effect on our business. Philips accounted for 17% and 16% of net accounts receivable at July 31, 2011 and 2010, respectively, and L-3 accounted for 13% of net accounts receivable at July 31, 2010.

Backlog

Our OEM business involves large customers whose placement of large orders can vary based on timing. Our backlog, which consists of cancellable and non-cancellable orders primarily shippable within twelve months, was $180,800 at July 31, 2011 as compared to $119,105 at July 31, 2010. The increase in backlog of $61,695 was due primarily to increased backlog of $38,252 and $21,369 in the Medical Imaging and Security Technology segments. The increase in backlog for Medical Imaging was due primarily to higher demand and new product introductions in the CT and MRI businesses. The increase in backlog for Security Technology was due primarily to the timing of orders to our OEM partners from the Transportation Security Administration.

Government Contracts

We do a significant amount of business with agencies of the Federal Government through our Security Technology segment, either directly or as a subcontractor. Our contracts with government agencies, and the government contracts of other parties under which we serve as a subcontractor, are subject to termination at the election of the government agency. While none of our government contracts or subcontracts provide for renegotiation of profits at the election of the Government, it is possible that the government agency could request, and that we could under certain circumstances agree to, the renegotiation of the payments provided for under such contracts. However, we have not in the past renegotiated significant payment terms under our government contracts or subcontracts.

Sources of Raw Materials and Components

In general, our products are composed of internally-designed electronic and mechanical elements, including proprietary integrated circuits, printed circuit boards, detectors, power supplies, and displays manufactured by us and others in accordance with our specifications. We order raw materials and components to complete our customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers. We believe that most items procured from third-party suppliers are available from more than one source. However, if a given component ceases to be available, it might become necessary for us to modify a product design to adapt to a substitute component, or to purchase new tooling to enable a new supplier to manufacture the component, either of which could result in additional expense and/or delay in product sales. Also, from time to time the availability of certain electronic components has been disrupted. Accordingly, we carry a safety stock of raw materials and components in an effort to ensure our ability to make timely delivery to our customers.

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

We rely on a combination of trade secret, copyright, and trademark laws, as well as contractual agreements to safeguard our proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with each of our employees, and confidentiality agreements with our key customers and vendors.

We believe that any legal protection afforded by patent and copyright laws is of secondary importance as a factor in our ability to compete. Future prospects are more a function of the continuing level of excellence and creativity of our engineers in developing products that satisfy customer needs, and the marketing skills and managerial competence of our personnel in selling those products. Moreover, we believe that market positioning and rapid market entry are important to the success of our products. Our management believes that the loss of patent protection would not have a material effect on our competitive position.

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

The cost of internally-funded R&D, included in operating expenses, amounted to $63,125 in fiscal year 2011, $49,150 in fiscal year 2010, and $45,276 in fiscal year 2009. The cost of customer-funded R&D, which is classified as engineering cost of sales, amounted to $22,479 in fiscal year 2011, $18,566 in fiscal year 2010, and $21,398 in fiscal year 2009.

Environment

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.

Employees

As of July 31, 2011, we employed approximately 1,500 employees.

Financial Information about Foreign and Domestic Operations and Export Revenue

Our domestic revenues in fiscal year 2011 totaled $161,720 or 34% of total revenue, and foreign revenues totaled $311,875 or 66% of total revenue. This compares to domestic revenues in fiscal year 2010 totaling $139,474, or 34% of total revenue, and foreign revenues of $275,339 or 66% of total revenue, and domestic revenues in fiscal year 2009 totaling $146,083, or 38% of total revenue, and foreign revenues of $240,777, or 62%, of total revenue. See Note 18 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information regarding our domestic and foreign revenue and long lived assets.

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

We had three customers, as set forth in the table below, who accounted for 10% or more of our net product and engineering revenue during fiscal years 2011, 2010, or 2009.

	Year Ended July 31,
	2011	2010	2009
Philips	13%	15%	15%
Toshiba	11%	12%	14%
L-3	*	*	11%

Note (*): Total net revenue was less than 10% in this fiscal year.

Our ten largest customers as a group accounted for 64%, 66%, and 67% of our net revenue for fiscal years 2011, 2010, and 2009, respectively. Philips accounted for 17% and 16% of net accounts receivable at July 31, 2011 and 2010, respectively, and L-3 accounted for 13% of net accounts receivable at July 31, 2010.

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

Competition from existing or new companies in the medical and security imaging technology industries could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

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

We have formed arrangements with subcontractors for various services and components. We have formed these arrangements because it is commercially more efficient to outsource these services and purchase these components than it would be for us to perform these services or manufacture these components, which in some cases require, among other things, a high degree of technical skill and advanced equipment that is not practical or cost-effective for us to develop or acquire. As a result, if one of our subcontractors were to experience quality problems, capacity constraints, decreased yields, or delivery delays, or were to raise prices significantly, we could face product liability claims, product shortages, decreased revenues or lost customers, which could adversely affect our operating results.

If we were to be left with excess inventory, our operating results could be adversely affected.

Because of long lead times and specialized product designs, in certain cases we purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products, inadequate or inaccurate forecasts, or other issues that might impact production planning, our customers might not purchase all the products that we have manufactured or for which we have purchased components. In any such event, we would attempt to recoup material and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels, or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent that we were unsuccessful in recouping our material and manufacturing costs, our net sales and operating results could be adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.

Uncertainties and adverse trends affecting our industry or any of our major customers could adversely affect our operating results.

Our business operates primarily within two major markets: Medical Technology and Security Technology. These markets are subject to changes in technology, pricing, and profit margins and have been historically subject to cyclical downturns characterized by diminished product demand, rapid declines in average selling prices, and production over-capacity. In addition, changes in government policy relating to reimbursement for the purchase or use of medical and security-related capital equipment could also affect our sales. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry in general, or any of our major customers in particular, might adversely affect our operating results.

In Security Technology, our OEM customers’ purchasing dynamics are generally affected by the level of government funding, the expansion of airport terminals and the fluctuations in airline passenger volume.

Our customers’ or our delay in obtaining or inability to obtain any necessary United States or foreign regulatory clearances or approvals for products could have a material adverse effect on our business.

Our products are finished medical devices or are components used by our customers in the production of finished medical devices that are subject to a high level of regulatory oversight. A delay in obtaining or inability to obtain any necessary United States or foreign regulatory clearances or approvals for products could have a material adverse effect on our business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, might be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance from the FDA. Medical devices sold in the United States must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacturing, packing, storage, and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacturing, sale, and use of medical devices. Medical devices are also subject to approval and regulation by foreign regulatory and safety agencies.

Our business strategy includes the pursuit of acquisitions or business combinations, which, if consummated, could be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention.

As part of our business strategy, we may seek attractive acquisitions and other business combinations. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition, and potential unknown or underestimated liabilities associated with acquired businesses. If we do not successfully complete acquisitions that we pursue in the future, we could incur substantial expenses and devote significant management time and resources without generating any benefit to us. In addition, substantial portions of our available cash might be utilized as consideration for these acquisitions.

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

Our annual and quarterly results could vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock could decline. These factors include:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;

•	introduction and market acceptance of our customers’ or our own new products;

•	changes in demand for our customers’ or our own existing products;

•	the timing of our expenditures in anticipation of future orders;

•	effectiveness in managing our manufacturing processes;

•	changes in competitive and economic conditions generally in our or our customers’ markets;

•	changes in the cost or availability of components or skilled labor;

•	changes in our effective tax rate;

•	fluctuations in manufacturing yields;

•	foreign currency and commodity price exposures; and

•	investor and analyst perceptions of events affecting us, our competitors, and/or our industry.

A delay in anticipated sales could result in the deferral of the associated revenue beyond the end of a particular quarter, which could have a significant effect on our operating results for that quarter. In addition, most of our operating expenses do not vary directly with net revenue and are difficult to adjust in the short term. As a result, if revenue for a particular quarter was below our expectations, we could not proportionately reduce operating expenses for that quarter. Hence, the revenue shortfall could have a disproportionate adverse effect on our operating results for that quarter.

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

If we fail effectively to manage our growth or, alternatively, our spending during economic downturns, our business could be disrupted, which could harm our operating results.

Our ability to offer our products and implement our business plan in evolving markets successfully requires an effective planning and management process. We must effectively manage our spending and operations to ensure our competitive position during economic downturns, and must preserve our future opportunities when the economy improves. A failure to manage our spending and operations effectively could disrupt our business and harm our operating results. A growth in sales, combined with the challenges of managing geographically dispersed operations, can place a significant strain on our management systems and resources, and growth in future operations could continue to place such a strain. The failure to manage our growth effectively could disrupt our business and harm our operating results.

If we are unable to maintain our expertise in research and product development, manufacturing processes, and marketing new products, we might not be able to compete successfully.

We believe that our future success depends upon our ability to provide research and product development, provide manufacturing services that meet the changing needs of our customers, and market new products. This requires that we successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, we continually evaluate the advantages and feasibility of new product designs and manufacturing processes. We may not be able to develop and introduce new and improved products in a timely or efficient manner. New and improved products, if developed, may not achieve price and profitability targets or market acceptance. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to introduce these products into the market successfully. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete.

Major terrorist attacks and threats have increased financial expectations that may not materialize.

Major terrorist attacks and threats have created increased interest in our security and inspection systems. However, the level of demand for our products is not predictable and may vary over time. We do not know what solutions will continue to be adopted by the U.S. Department of Homeland Security as a result of terrorism and whether our products will continue to be a part of the solutions. Additionally, should our products be considered as a part of future security solutions, it is unclear what the level of purchases may be and how quickly funding to purchase our products may be made available. These factors could adversely impact us and create unpredictability in our revenues and operating results.

We are exposed to risks associated with international operations and markets.

We source and manufacture certain components and systems outside the U.S, we market and sell products in international markets, and have established offices and subsidiaries in Europe, Canada, and Asia. Our foreign revenue accounted for 66%, 66%, and 62% of our total net revenue for fiscal years 2011, 2010, and 2009, respectively. There are inherent risks in transacting business internationally, including:

•	changes in applicable laws and regulatory requirements;

•	export and import restrictions;

•	export controls relating to technology;

•	tariffs and other trade barriers;

•	intellectual property laws that offer less protection for our proprietary rights;

•	difficulties in staffing and managing foreign operations;

•	problems in collecting accounts receivable and longer payment cycles;

•	political instability;

•	fluctuations in currency exchange rates;

•	difficulties in managing employee relations;

•	difficulties in maintaining uniform standards, controls, procedures and policies across our global operations, including inventory management and financial consolidation;

•	expatriation controls; and

•	Potential adverse tax consequences.

We must comply with the U.S. Foreign Corrupt Practices Act and antitrust, anti-competition and similar laws in other jurisdictions and our failure to do so could lead to substantial liability. We could also face investigations by one or more government agencies that could be costly to respond to and divert the attention of key personnel from our business operations. An adverse outcome from any such investigation could subject us to fines or other penalties, which could adversely affect our business, financial condition and results of operations.

Any one or more of these factors may have a material adverse effect on our future international activities and, consequently, on our business and results of operations.

There are risks associated with our operations in China.

We are currently in the process of transitioning certain of our manufacturing operations to a leased facility in Shanghai, China, and are in the process of building a new 145,000 square foot facility there that is expected to be completed in early calendar 2012. This effort is part of a process to reduce costs and streamline our manufacturing operations. There are certain administrative, legal, and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

•	difficulties in staffing and managing foreign operations, particularly in attracting and retaining personnel qualified to design, sell, test and support our products;

•	difficulties in managing employee relations;

•	increases in the value of the Chinese Yuan, or CNY;

•	difficulties in coordinating our operations in China with those in the United States and Europe;

•	difficulties in enforcing contracts in China;

•	difficulties in protecting intellectual property;

•	diversion of management attention;

•	imposition of burdensome governmental regulations;

•	difficulties in maintaining uniform standards, controls, procedures and policies across our global operations, including inventory management and financial consolidation;

•	regional political and economic instability, which could have an adverse impact on foreign exchange rates in Asia and impair our ability to conduct our business in China; and

•	inadequacy of the local infrastructure to support our operations.

Our operations are vulnerable to interruption or loss due to natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

Although we perform manufacturing in multiple locations, each location is for discrete products and processes and we do not have back-up manufacturing for any particular product. As a result, we depend on our current facilities for the continued operation of our business. A natural disaster, pandemic, terrorist act, act of war, or other natural or manmade disaster affecting any of our facilities could significantly disrupt our operations, or delay or prevent product manufacturing and shipment for the time required to repair, rebuild, or replace our manufacturing facilities. This delay could be lengthy and we could incur significant expenses to repair or replace the facilities. Any similar natural or manmade disaster that affects a key supplier or customer could lead to a similar disruption in our business.

Our business could be harmed if we are unable to protect our intellectual property or if we become subject to intellectual property infringement claims.

We rely on a combination of trade secrets, patents, trademarks, copyrights and confidentiality procedures to protect our technology. Despite our efforts, the steps we have taken to protect our technology may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. In addition, others may develop substantially equivalent or superseding proprietary technology, or competitors may offer similar competing products, thereby substantially reducing the value of our proprietary rights. The laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. The steps we have taken to protect our intellectual property may not be adequate to prevent misappropriation of our technology. Our inability to protect our intellectual property could have a negative impact on our operations and financial results.

We may also become subject to claims that we infringe the intellectual property rights of others in the future. We cannot ensure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could harm our ability to operate our business effectively.

Our ability to manage and maintain our inventory and internal reports effectively, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, production management, and other information systems. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach.

If our security and inspection systems fail to detect weapons, explosives or other devices that are used to commit a terrorist act, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage.

Our business exposes us to potential product liability risks that are inherent in the development, manufacturing, sale and service of security inspection systems. Our customers use our security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. The training, reliability and competence of the customers’ operators are crucial to the detection of suspicious items. In addition, our security and inspection systems are not designed to work under all circumstances. We test the reliability of our security and inspection systems during both their development and manufacturing phases. We also perform such tests if we are requested to perform installation, warranty or post-warranty servicing. However, our security inspection systems are advanced mechanical and electronic devices and therefore can malfunction.

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

Our Security Technology business depends in part on purchases of products and services by the U.S. Federal Government and its agencies, which purchases may be only partially funded, and are subject to potential termination and reductions and delays in government spending.

Sales of our security and inspection systems, in some cases as an indirect subcontractor or team member with prime contractors and in other cases directly to the U.S. Government and its agencies, accounted for approximately 11%, 12% and 12% of our total net revenue for fiscal years 2011, 2010, and 2009, respectively. Our security and inspection systems are included in many different domestic programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts could impact our products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds only on a single fiscal year basis. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or reduction in, or failure to commit additional funds to, a program in which we are involved could negatively impact our revenue and have a material adverse effect on our financial condition and results of operations.

Changes in laws affecting the health care industry could adversely affect our business, operations and financial condition.

In recent years, the healthcare industry has undergone significant changes driven by various efforts to reduce costs, including increased levels of managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. In addition, numerous governments have undertaken efforts to control healthcare costs through legislation and regulation. In the United States in March 2010, President Obama signed a new health care reform law. This law imposes significant new taxes on manufacturers of medical equipment of approximately $20 billion over ten years, which will result in a significant increase in the tax burden on our industry and which could have a material, negative impact on our results of operations and our cash flows. Other elements of the law, such as comparative effectiveness research, an independent payment advisory board and payment system reforms, including shared savings pilots, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of the law will be phased in over the next decade and require further guidance and clarification in the form of regulations. As a result, many of the impacts of the law will not be known until those regulations are enacted, which we expect to occur over the next several years.

We anticipate that the current administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. Public debate of these issues will likely continue in the future. The implementation of health care reform and medical cost containment measures in the United States and in foreign countries in which we operate could:

•	limit the use of our products and adversely affect the use of new therapies for which our products may be targeted;

•	reduce reimbursement available to our customers for using our products; and

•	decrease the price we might establish for our products and products that we may develop, which would result in lower product revenues to us.

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

We are investigating whether certain transactions between our Danish subsidiary, BK Medical, and certain of its distributors may have violated applicable law, including Danish law and the United States Foreign Corrupt Practices Act, and remedial actions we may take as a result of our investigation could adversely affect our sales to these distributors.

In the fourth quarter of fiscal year 2011, we identified certain transactions involving our Danish subsidiary BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the United States Department of Justice and the Securities and Exchange Commission. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. We have terminated the employment of certain BK Medical employees that were involved in the transactions. We have decided to wind down our relationship with certain of the BK Medical distributors, and are evaluating our relationship with certain other of the BK Medical distributors, that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom we have decided to wind down our relationship represented less than 1% of our total fiscal year 2011 revenue. Revenue from sales to the BK Medical distributors that were involved in the identified transactions, including those distributors with whom we have decided to wind down our relationship, represented approximately 1.5% of our total fiscal year 2011 revenue.

Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.

We are subject to various environmental regulations. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with environmental regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, Korea and various states of the United States may require us to redesign our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any material, additional material costs, or expenses associated with our operations. Our failure to comply with any of the foregoing regulatory requirements could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the United States and foreign countries.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

As of July 31, 2011, we owned or leased the primary facilities described below:

Location	Approximate Sq. Ft.		Principal Use(s)	Principal Segment(s)
Peabody, MA*	Owned	514,000	Executive and administrative offices, manufacturing, R&D, customer service, and sales	**
State College, PA	Leased	41,000	Administrative offices, manufacturing, R&D, customer service, and sales	Medical Imaging and Ultrasound
Canton, MA	Leased	104,000	R&D	Medical Imaging
Denver, CO	Leased	33,000	Manufacturing	Ultrasound
Copenhagan, Denmark	Owned	135,000	Administrative offices, manufacturing, R&D, customer service, and sales	Ultrasound
Shanghai, China ***	Leased	12,000	Administrative offices, manufacturing, customer service, and sales	Medical Imaging and Ultrasound
Montreal, Canada	Leased	54,000	Administrative offices, manufacturing, R&D, customer service, and sales	Medical Imaging

*	We own approximately 58 acres of land at this location, which can accommodate future expansion as required.
**	All segments of our business generally utilize this facility.
***	We will be moving from our leased facility into a new 145,000 square feet facility we are currently building in early calendar 2012.

We believe that our existing facilities are generally adequate to meet our current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed. See Note 12 to the Consolidated Financial Statements for further information concerning certain leases.

Item 3.	Legal Proceedings

Not applicable

Item 4.	Removed and Reserved

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position	Date Since Office Has Been Held
James W. Green	53	President and Chief Executive Officer	2007
Michael L. Levitz	38	Senior Vice President, Chief Financial Officer, and Treasurer	2009
John J. Fry	49	Senior Vice President, General Counsel, and Secretary	2007
Donald B. Melson	59	Vice President and Corporate Controller	2006
Mervat Faltas	59	Senior Vice President and General Manager Medical Business	2010
Farley Peechatka Jr.	50	Senior Vice President and General Manager Global Ultrasound Business	2011

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

Michael L. Levitz is our Senior Vice President, Chief Financial Officer, and Treasurer. Mr Levitz joined us in July 2009. From October 2007 to July 2009, Mr. Levitz was Vice President and Controller of the Cytyc business unit of Hologic Inc., a developer, manufacturer, and supplier of premium diagnostic products, medical imaging systems, and surgical products focused on the healthcare needs of women. From April 2006 until Cytyc Corporation’s merger with Hologic Inc. in October 2007, Mr. Levitz was Vice President and Corporate Controller of Cytyc Corporation, a global leader in innovative diagnostic and medical devices focused on women’s health. Mr. Levitz held a number of financial management positions in Neon Communications, Inc. and Cytyc Corporation. Mr. Levitz began his career in the audit practice of Arthur Andersen LLP and is a certified public accountant.

John J. Fry is our Senior Vice President, General Counsel, and Secretary. He joined us in November 2007. From April 2005 until joining us, Mr. Fry was a principal of the law firm, Driggs, Hogg, & Fry Co., L.P.A. (formerly Driggs, Lucas, Brubaker & Hogg Co., L.P.A.), where his practice focused primarily on technology and intellectual property law. From August 1995 to April 2005, he held various legal positions at Philips Medical Systems (formerly Marconi Medical Systems and Picker International), including Senior Corporate Counsel and Intellectual Property Manager and counsel to Philips’ computed tomography business.

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

Mervat Faltas has served as Senior Vice President of our OEM Medical Group since May 2010 and was named an executive officer of Analogic in January 2011. She joined our Anrad subsidiary in July 2005 as Vice President of Operations and was named President of Anrad in January 2006. From May 2000 until June 2005, Mrs. Faltas served in various capacities at ITF Optical Technologies, a Montreal-based provider of fiber optic components for terrestrial and undersea communication networks, including as President and CEO. From 1990 to 2000, Mrs. Faltas held various positions at PerkinElmer Corporation, including General Manager of PerkinElmer’s Montreal operation.

Farley Peechatka Jr. has served as Senior Vice President of our Global Ultrasound business since May 2011. Mr. Peechatka joined us in November of 2002 as Vice President of Operations for our subsidiary Sound Technology, Inc. (“STI”), when we acquired STI from Siemens Medical. In October of 2008 he assumed the position of President of Sound Technology. Mr. Peechatka is a co-founder of Sound Technology, a leading provider of medical ultrasound transducers, and held multiple positions in the company, most recently as the Vice President of Operations and President. Prior to founding Sound Technology in 1987, he held engineering positions with Johnson & Johnson, and with GE ultrasound.

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

Our common stock trades on the NASDAQ Global Select Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period indicated in the table below:

Fiscal Year	High	Low
2010
First Quarter	$41.26	$33.20
Second Quarter	42.01	34.40
Third Quarter	48.51	37.35
Fourth Quarter	48.58	40.70

2011
First Quarter	$46.75	$39.21
Second Quarter	53.33	43.23
Third Quarter	58.96	50.74
Fourth Quarter	58.04	49.47

As of August 31, 2011, there were approximately 815 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record. Our Board declared cash dividends of $0.10 per share for each of the quarters of fiscal years 2011 and 2010. Our policy is to retain sufficient earnings to provide funds for the operation and expansion of our business.

The following table contains information about our purchases of our equity securities during the three months ended July 31, 2011.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/11-5/31/11	2,593	$52.40	1,800	$16,139,497
6/1/11-6/30/11	25,700	51.59	25,700	14,813,697
7/1/11-7/31/11	9,498	53.86	—	14,813,697

Total	37,791	$52.21	27,500	$14,813,697

(1)	Includes 793 and 9,498 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards in May 2011 and July 2011, respectively.
(2)	Includes 1,800 and 25,700 shares of our common stock purchased in open-market transactions in May 2011 and June 2011, respectively. These shares were purchased pursuant to a repurchase program authorized by the Board that was announced on December 9, 2010 to repurchase up to $30.0 million of our common stock. During the fourth quarter of fiscal year 2011, we repurchased 27,500 shares of our common stock under this repurchase program for $1.4 million at an average purchase price of $51.62 per share. The repurchase program does not have a fixed expiration date.
(3)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Comparison of Five-Year Cumulative Total Returns

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Center for Research in Security Prices of the University of Chicago (“CRSP”) Total Return Index for the NASDAQ Stock Market (U.S. Companies) and the CRSP Total Return Index for all NASDAQ stocks with SIC Codes related to our business in the areas of measuring instruments, photo goods, medical goods, optical goods, and timepieces. The graph below also compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index. The graph assumes $100 invested on July 31, 2006, in our common stock and $100 invested at that time in each of the NASDAQ indexes. The comparison assumes that all dividends are reinvested.

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

	(In thousands, except per share data)
	Year Ended July 31,
	2011	2010	2009	2008	2007
Total net revenue	$473,595	$414,813	$386,860	$402,595	$330,103
Total cost of sales	300,632	266,916	264,255	255,137	208,308
Gross profit	172,963	147,897	122,605	147,458	121,795
Income (loss) from operations (A)	20,736	21,320	(4,496)	23,202	1,094
Income from continuing operations before discontinued operations (B)	16,620	15,799	3,517	22,842	14,666
Income (loss) from discontinued operations, net of tax	289	(244)	188	644	714
Gain on disposal of discontinued operations, net of tax (C)	924	—	—	—	—

Net income (D)	$17,833	$15,555	$3,705	$23,486	$15,380

Basic net income per share:
Income from continuing operations	$1.33	$1.26	$0.27	$1.73	$1.06
Income (loss) from discontinued operations, net of tax	0.02	(0.02)	0.02	0.05	0.05
Gain on disposal of discontinued operations, net of tax	0.08	—	—	—	—

Basic net income per share	$1.43	$1.24	$0.29	$1.78	$1.11

Diluted net income per share:
Income from continuing operations	$1.33	$1.25	$0.27	$1.72	$1.05
Income (loss) from discontinued operations, net of tax	0.02	(0.02)	0.02	0.05	0.05
Gain on disposal of discontinued operations, net of tax	0.07	—	—	—	—

Diluted net income per share	$1.42	$1.23	$0.29	$1.77	$1.10

Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40
Weighted average shares outstanding:
Basic	12,491	12,584	12,835	13,180	13,814
Diluted	12,572	12,655	12,932	13,290	13,946
Cash, cash equivalents, and marketable securities	$169,656	$169,254	$160,293	$186,442	$228,545
Working capital	294,387	281,727	264,140	287,260	300,114
Total assets	521,552	485,776	464,114	511,165	459,141
Long-term liabilities	9,254	6,665	6,444	8,993	456
Stockholders’ equity	423,472	409,042	397,519	428,506	393,357

(A)

In fiscal year 2011, we recorded a pre-tax $7,066 restructuring charge primarily for the severance and personnel related costs of 155 employees that were involuntarily terminated, all of which were recorded in operating expenses. Also, in fiscal year 2011, we recorded a net of tax bargain purchase gain of $1,042 in operating expenses related to the acquisition of an OEM ultrasound transducer and probe business in November 2010. The revenue in fiscal year 2011 for this OEM ultrasound transducer and probe business was approximately $6,500. In fiscal year 2009, we recorded a pre-tax $6,619 restructuring charge for the severance and personnel related costs of 201 employees that were involuntarily terminated as well as for facility exit costs, all of which were recorded in operating expenses. Also, in fiscal year 2009, we recorded $811 in general and administrative expenses for a settlement of a dispute with a customer. In fiscal year 2008, we recorded a pre-tax voluntary retirement charge of $3,419 related to a fiscal year 2008 voluntary retirement program and a pre-tax restructuring charge of $597 for severance and personnel related costs for the involuntary termination of 32 employees, all of which were recorded in operating expenses. In fiscal year 2007, we recorded $9,705 of pre-tax charges related primarily to the future use and realizability of certain inventory, software license, and capitalized software. Of the total charges, $8,625 was recorded in cost of sales and $1,080 was recorded in operating expenses.

(B)	In fiscal year 2008, we recorded a gain on the sale of other investments on a pre-tax basis of $2,000 related to our sale of 20% of our 45% equity interest in a China based company (for a remaining interest of 25%). In fiscal year 2007 we recorded a gain on the sale of other investments on a pre-tax basis of $4,036 related to the sale of equity interests in fiscal year 2007.
(C)	We recorded a gain of $924, net of taxes, in discontinued operations, for the sale of our hotel in fiscal year 2011.
(D)	We had an income tax benefit in fiscal year 2009 of $4,915, which was due primarily to Internal Revenue Service (“IRS”) refunds of $8,143 received in fiscal year 2009. The impact of these refunds, which included $1,262 of interest, was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,356 was recorded as a tax benefit in fiscal year 2009. Also contributing to the income tax benefit for fiscal year 2009 was $1,820 for the reversal of a valuation allowance on Belgium net operating loss carryforwards that management has determined are more likely than not to be recognized.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Management’s Discussion and Analysis is presented in six sections as follows:

•	Business Overview

•	Fiscal Year 2011 Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	New Accounting Pronouncements

We report our financial condition and results of operations on a fiscal year basis ending July 31. All dollar amounts in this Item 7 are in thousands except per share data.

Business Overview

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to OEMs and end users primarily in the healthcare and airport security markets. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are recognized worldwide for advancing state-of-the-art technology in the areas of medical CT, ultrasound, MRI, digital mammography, and Automated Explosive Detection Systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into clinical end-user markets through our direct worldwide sales force under the brand name B-K Medical.

We operate primarily within two major markets: Medical Technology and Security Technology. Medical Technology consists of two reporting segments: Medical Imaging and Ultrasound. Security Technology is a single reporting segment.

A significant portion of our products are sold to OEMs, whose purchasing dynamics have an impact on our reported sales. OEMs that purchase our Medical Imaging products generally incorporate those products as components in their systems, which are in turn sold to end users, which are primarily hospitals and medical clinics. In our Security Technology business, a major OEM customer purchases and resells our products to end users including domestic and foreign airports as well as the U.S Transportation Security Administration (“TSA”). In Security Technology, our OEM customers’ purchasing dynamics are affected by the level of government funding, the expansion of airport terminals and fluctuations in airline passenger volume.

Fiscal Year 2011 Overview

The following table sets forth the percentage of total net revenue by reporting segment for fiscal years 2011 and 2010. All periods presented have been revised accordingly to reflect new reporting segments.

	Fiscal Year
	2011	2010
Medical Technology:
Medical Imaging	69%	66%
Ultrasound	20%	22%

Total Medical Technology	89%	88%
Security Technology	11%	12%

Total	100%	100%

The following is a summary of the metrics that our management believes are most important in understanding our results of operations for the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the audited consolidated financial statements and notes that appear elsewhere in this document.

	Fiscal Year		Percentage Change
	2011	2010
Total net revenue	$473,595	$414,813	14%
Gross profit	172,963	147,897	17%
Gross margin	37%	36%
Income from operations	20,736	21,320	-3%
Operating margin percentage	4%	5%
Net income	$17,833	$15,555	15%
Diluted net income per share	1.42	1.23	15%

Total net revenue increased $58,782, or 14%, in fiscal year 2011 as compared to fiscal year 2010, due primarily to the increase in net revenue of $51,872 for the Medical Imaging segment of our Medical Technology business from increased demand for new and existing products. Gross profit increased $25,066 to $172,963 in fiscal 2011. Operating expenses increased by $25,650, due primarily to declines in R&D funding from our customers, increases in restructuring charges and sales channel expenses, and an increase in non-cash share-

based compensation costs primarily associated with the increased accrual for performance based awards as a result of improving company financial performance. Net income and diluted net income per share benefited from a lower tax rate in fiscal year 2011, primarily as a result of the full year benefit of the federal research and experimentation credit, the tax benefit of $536 for the reinstatement of the federal research and experimentation credit back to January 1, 2010, lower foreign tax rates as compared to the U.S statutory rate of 35%, and the discrete benefit of $599 from the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year 2007 and settlements with various taxing authorities.

During the first quarter of fiscal year 2011, we sold our hotel business, and realized net proceeds of $10,467, after transaction costs. We recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share in fiscal year 2011. The hotel business, previously reported in the Other segment, is being reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued.

Revenue and net income (loss) for the hotel business for fiscal years 2011, 2010, and 2009 were as follows:

	Year Ended July 31,
	2011	2010	2009
Total net revenue	$2,906	$8,784	$9,289
Net income (loss)	289	(244)	188

We had cash and cash equivalents and marketable securities of $169,656 and $169,254 at July 31, 2011 and 2010, respectively. The interest earned on our cash and cash equivalents over the past 12 month continued to be impacted by the global decline in interest rates. We have historically invested our cash and cash equivalents primarily in U.S government backed securities, bonds, and certificates of deposit. The interest rates of these instruments have remained low over the last year. As of July 31, 2011 our investment portfolio primarily consisted of demand deposits at highly rated banks and financial institutions. The following table sets forth an overview of our cash flows for fiscal years 2011 and 2010.

	Year ended July 31,
	2011	2010
Net cash provided by continuing operations for operating activities	$31,867	$26,349
Net cash (used by) provided by continuing operations for investing activities	(10,967)	29,006
Net cash used for financing activities	(20,126)	(4,520)
Net cash (used by) provided by discontinued operations	(335)	661
Effect of exchange rate changes on cash	(37)	(2,097)

Net increase (decrease) in cash and cash equivalents	$402	$49,399

During fiscal year 2011, we generated $31,867 of cash from operating activities of continuing operations as compared to $26,349 in the prior year. The increase was due primarily to an increase in sales volumes partially offset by increased operating expenses. Net cash used by continuing operations for investing activities in fiscal year 2011 was due primarily to capital spending of $22,502, which includes the construction of a manufacturing facility in Shanghai, China. The capital spending was partially offset by $10,467 of proceeds from the sale of our hotel business. The net cash used for financing activities in fiscal year 2011 primarily reflected $15,187 used to repurchase common stock.

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Revenue

Product Revenue

Product revenue for fiscal year 2011 as compared with fiscal year 2010 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2011	2010
Product Revenue:
Medical Technology :
Medical Imaging	$316,572	$264,635	20%
Ultrasound	96,356	89,986	7%

Total Medical Technology	412,928	354,621	16%
Security Technology	34,694	39,144	-11%

Total	$447,622	$393,765	14%

Medical Imaging

The increases for fiscal year 2011 versus the prior year was driven primarily by growth in our CT, product line as well as growth in our digital mammography, MRI, and Ultrasound product lines. The growth in our CT and MRI product lines was driven primarily by higher sales volume of new and existing products. The growth in our digital mammography product line was due primarily to increased sales volumes with a large OEM customer. The growth in our ultrasound probe product line was due primarily to the acquisition of an OEM ultrasound transducer and probe business, which contributed approximately $6,500 of product revenue in fiscal year 2011.

Ultrasound

The increase for fiscal year 2011 versus the prior year was due primarily to increased sales volume of our Flex Focus platform of products, with notable growth of 10% in the US market over fiscal year 2010.

Security Technology

The decreases in product revenues for fiscal year 2011 versus the prior year was due primarily to sales of fewer baggage scanners as demand from our customer was negatively impacted by the timing of bridge orders from the TSA, which is in the process of moving to a new procurement process, and product mix.

Engineering Revenue

Engineering revenue for fiscal year 2011 as compared with fiscal year 2010 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2011	2010
Engineering Revenue:
Medical Technology :
Medical Imaging	$9,541	$9,606	-1%
Ultrasound	—	—	0%

Total Medical Technology	9,541	9,606	-1%
Security Technology	16,432	11,442	44%

Total	$25,973	$21,048	23%

Medical Imaging

The engineering revenue in fiscal year 2011 remained relatively consistent with fiscal year 2010.

Security Technology

The increase for fiscal year 2011 versus the prior year was due primarily to the amount of work performed on a significant engineering development project that began in December 2009 for an OEM customer.

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2011 as compared with fiscal year 2010 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2011	2010
Product gross profit	$169,469	$145,415	16.5%
Product gross margin	37.9%	36.9%

Product gross margin percentage increased in fiscal year 2011 versus the prior year due primarily to improved manufacturing efficiency in the Medical Imaging segment of our Medical Technology business with higher production throughput on growing volume along with improved component pricing from our vendors. Manufacturing transition costs related to the restructuring of our Ultrasound segment as well as a lower mix of higher margin Ultrasound and Security Technology sales partially offset the Medical Imaging segment’s gross margin improvements.

Engineering Gross Margin

Engineering gross margin for fiscal year 2011 as compared with fiscal year 2010 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2011	2010
Engineering gross profit	$3,494	$2,482	40.8%
Engineering gross margin	13.5%	11.8%

The increases in the engineering gross margin in fiscal year 2011 versus the prior year was due primarily to the mix of engineering projects worked on in fiscal year 2011 as compared to the prior year.

Operating Expenses

Operating expenses increased $25,650, or 20%, in fiscal year 2011 as compared with fiscal year 2010 as shown below.

	Fiscal Year		Percentage of Net Revenue
	2011	2010	2011	2010
Research and product development	$63,125	$49,150	13.3%	11.8%
Selling and marketing	41,413	36,793	8.7%	8.9%
General and administrative	40,623	39,944	8.6%	9.6%
Restructuring charges	7,066	690	1.5%	0.2%

Total operating expenses	$152,227	$126,577	32.1%	30.5%

Research and product development expenses are related to projects not funded by our customers. These expenses increased $13,975 in fiscal year 2011 versus the prior year due primarily to an increase in self funded development projects associated with new product introduction and advanced development. Also contributing to the growth was an increase in share-based compensation expense of $1,623 in fiscal year 2011 versus the prior year primarily associated with the increased accrual for performance based awards as a result of improving company financial performance.

Selling and marketing expenses increased $4,620 in fiscal year 2011 versus the prior year due primarily to an increase in selling resources in the Ultrasound segment as we expanded our sales force and product offerings in existing and adjacent markets.

General and administrative expenses remained relatively consistent, increasing $679 in fiscal year 2011 versus the prior year including share-based compensation expense, which increased by $1,646 in fiscal year 2011 versus the prior year primarily associated with the increased accrual for performance based awards as a result of improving company financial performance. The increase in share-based compensation was offset by a net of tax bargain purchase gain of $1,042 related to the acquisition of an OEM ultrasound transducer and probe business in November 2010.

Restructuring charges in fiscal year 2011 includes severance and personnel related costs for our plan to reduce our headcount by 155 employees worldwide. We expect that this restructuring will result in annual expense savings of approximately $11,500, a portion of which will fund strategic growth initiatives. Restructuring charges in fiscal year 2010 included severance and personnel related costs for the termination of 17 employees worldwide.

Other Income (Expense)

	Year Ended July 31,
	2011	2010
Interest income, net	$711	$633
Other expense	(515)	(486)

Net other expense during fiscal years 2011 and 2010 consisted predominantly of foreign currency exchange losses from our Canadian, Danish, and British subsidiaries.

Provision (Benefit) for Income Taxes

	Year Ended July 31,
	2011	2010
Provision (benefit) for income taxes	$4,312	$5,668
Effective tax rate	21%	26%

For fiscal year 2011, the effective tax rate of 21% as compared to the U.S. statutory rate of 35% was due primarily to the full year benefit of the federal research and experimentation credit, the discrete tax benefit of $536 for the reinstatement of the federal research and experimentation credit back to January 1, 2010, lower foreign tax rates as compared to the U.S statutory rate of 35%, the discrete benefit of $599 from the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year 2007, and settlements with various taxing authorities. In addition, taxes of $621 related to the bargain purchase gain from the acquisition of an OEM ultrasound transducer and probe business were recorded in operating expenses in the quarter ended January 31, 2011.

For fiscal year 2010, the effective tax rate of 26% as compared to the U.S. statutory rate of 35% was due primarily to lower foreign tax rates and discrete benefits of approximately $1,750 due primarily to the reversal of tax reserves as a result of the expiration of the statute of limitations for fiscal years ended July 31, 2004 and 2006 (“fiscal year 2004” and “fiscal year 2006”, respectively”) in fiscal year 2010 and the settlement of foreign and domestic tax audits. Also contributing to the reduced effective tax rate were federal research and experimentation credits.

Discontinued Operations

Discontinued Operations for fiscal year 2011 as compared with fiscal year 2010 is summarized in the table below.

	Year Ended July 31,
	2011	2010
Income (loss) from discontinued operations, net of tax	$289	$(244)

During the first quarter of fiscal year 2011, we sold our hotel business. The increase in income from discontinued operations, net of tax, in fiscal year 2011 versus the prior year was due primarily to increased occupancy and higher room rates at the hotel due primarily to the improving economy in the three months ended October 31, 2010 as compared to fiscal year 2010.

Income from continuing operations and diluted net income per share from continuing operations

Income from continuing operations and diluted net income per share from continuing operations for fiscal years 2011 and 2010 were as follows:

	Year Ended July 31,
	2011	2010
Income from continuing operations	$16,620	$15,799
% of net revenue	3.5%	3.8%
Diluted net income per share from continuing operations	$1.33	$1.25

The increases in income from continuing operations and diluted net income per share from continuing operations for fiscal year 2011 versus the prior year was due primarily to increased sales volumes and gross margin partially offset by increased operating expenses.

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Revenue

Product Revenue

Product revenue for fiscal year 2010 as compared with fiscal year 2009 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2010	2009
Product Revenue:
Medical Technology :
Medical Imaging	$264,635	$242,593	9%
Ultrasound	89,986	82,599	9%

Total Medical Technology	354,621	325,192	9%
Security Technology	39,144	40,578	-4%

Total	$393,765	$365,770	8%

Medical Imaging

The increase in product revenue for our Medical Imaging segment for fiscal year 2010 versus the prior year was due primarily to increases in demand by our OEM customers as a result of the improvement in hospital spending on capital equipment, as well as the impact of new products introduced in fiscal year 2010. Also contributing to the increase in product revenue were increased shipments of mammography detectors to OEM customers outside the United States.

Ultrasound

The increase in Ultrasound product revenue in fiscal year 2010 versus the prior year was due primarily to increases in demand for our new product lines, the Flex Focus and Pro Focus UltraView ultrasound scanners, which were introduced late in the second and third quarters of fiscal year 2009, respectively, the improvement in hospital spending on capital equipment in general, and expansion of our direct sales force.

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

Engineering Revenue

Engineering revenue for fiscal year 2010 as compared with fiscal year 2009 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2010	2009
Engineering Revenue:
Medical Technology :
Medical Imaging	$9,606	$12,612	-24%
Ultrasound	—	—	0%

Total Medical Technology	9,606	12,612	-24%
Security Technology	11,442	8,478	35%

Total	$21,048	$21,090	0%

Medical Imaging

The decrease in Medical Imaging engineering revenue in fiscal year 2010 versus the prior year was due primarily to the timing of completed milestones on projects for various OEM customers.

Security Technology

The increase in Security Technology engineering revenue in fiscal year 2010 versus the prior year was due primarily to an engineering project that began in December 2009 for an OEM customer. This was partially offset by a decrease in engineering revenue on a time and materials project with an OEM customer to transition the high-speed XLB explosive detection system from a prototype into a manufacturable product.

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2010 as compared with fiscal year 2009 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2010	2009
Product gross profit	$145,415	$122,913	18.3%
Product gross margin	36.9%	33.6%

Product gross margin percentage increased in fiscal year 2010 versus the prior year due primarily to lower labor costs as a result of restructuring, improved manufacturing efficiency as a result of higher production throughput and improved component pricing from our vendors.

Engineering Gross Margin

Engineering gross margin for fiscal year 2010 as compared with fiscal year 2009 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2010	2009
Engineering gross profit (loss)	$2,482	$(308)	N/A
Engineering gross margin	11.8%	-1.5%

The increases in the engineering gross margin in fiscal year 2010 versus the prior year was due primarily to the improved pricing for non-recurring engineering projects undertaken for OEM customers partially offset by costs in excess of revenues on Medical Imaging business projects. We incurred a gross loss on engineering revenue in fiscal year 2009 primarily as a result of the write down of deferred engineering costs of $365 due to the settlement agreement that was reached with CAS Medical Systems, Inc. (“CAS”) in August 2009 and costs incurred in excess of revenue on certain customer funded Medical Imaging projects.

Operating Expenses

Operating expenses decreased $524, or 0.4%, in fiscal year 2010 as compared with fiscal year 2009 as shown below.

	Fiscal Year		Percentage of Net Revenue
	2010	2009	2010	2009
Research and product development	$49,150	$45,276	11.8%	11.7%
Selling and marketing	36,793	36,541	8.9%	9.4%
General and administrative	39,944	38,665	9.6%	10.0%
Restructuring charges	690	6,619	0.2%	1.7%

Total operating expenses	$126,577	$127,101	30.5%	32.8%

Research and product development expenses increased $3,874 for fiscal year 2010 versus the prior year due primarily to an increase in performance-based variable cash and share-based compensation expense of $2,545 as a result of improved operating results. These increases were partially offset by realizing the benefit of the workforce reductions that took place in fiscal year 2009.

Selling and marketing expenses increased $252 for fiscal year 2010 versus the prior year due primarily to an increase in performance-based variable cash and share-based compensation expense of $303 as a result of improved operating results. Also contributing to the increase were increased sales commissions of $374 due to increased sales of ultrasound products and expansion of our direct sales force. These increases were partially offset by realizing the benefit of the workforce reductions that took place in fiscal year 2009.

General and administrative expenses increased $1,279 for fiscal year 2010 versus the prior year due primarily to an increase in performance-based variable cash and share-based compensation expense of $4,185 as a result of improved operating results. These increases were partially offset by realizing the benefit of the workforce reductions that took place in fiscal year 2009, $1,160 of contingent professional fees related to income tax refunds and related interest of $8,389 received from the IRS and the State of Massachusetts in fiscal year 2009, and $811 related to the settlement agreement reached with CAS in August 2009.

Restructuring charges decreased $5,929 for fiscal year 2010 versus the prior year. The fiscal year 2010 amount includes severance and personnel-related costs of $764 for involuntary terminations and $420 for facility exit costs primarily related to our office facility in Canton, MA. This was offset in part by a reversal of prior year severance and related benefit expenses of $494 due to a change in estimated severance benefits and changes in the employee population expected to receive such benefits. The fiscal year 2009 amount includes severance and personnel related costs of $5,561 for involuntary terminations and $1,058 for facility exit costs primarily related to vacating 50% of our office facility in Canton, MA on July 31, 2009 as a result of moving certain operations to our Peabody, MA facility.

Other Income (Expense)

	Year Ended July 31,
	2010	2009
Interest income, net	$633	$2,564
Gain on sale of other investments	—	838
Other income (expense)	(486)	(436)

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

Provision (Benefit) for Income Taxes

	Year Ended July 31,
	2010	2009
Provision (benefit) for income taxes	$5,668	$(5,047)
Effective tax rate	26%	330%

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

Income (loss) from discontinued operations, net of tax

Discontinued operations revenue for fiscal year 2010 as compared with fiscal year 2009 is summarized in the table below.

	Year Ended July 31,
	2010	2009
Income (loss) from discontinued operations, net of tax	$(244)	$188

The decreases in fiscal year 2010 versus the prior year was due primarily to lower occupancy and a decline in room rates at the hotel due to lower business and personal travel as a result of the continuing economic pressures in the consumer market.

Income from continuing operations and diluted net income per share from continuing operations

Net income and diluted net income per share for fiscal years 2010 and 2009 were as follows:

	Year Ended July 31,
	2010	2009
Income from continuing operations	$15,799	$3,517
% of net revenue	3.8%	0.9%
Diluted net income per share from continuing operations	$1.25	$0.27

The increase in net income and diluted net income per share for fiscal year 2010 versus the prior year was due primarily to increases in sales volumes and gross margins driven by increased demand in the Medical Technology business. Also contributing to the increases were lower restructuring charges in fiscal year 2010 versus the prior year. These increases were partially offset by a decrease in interest income, an increase in performance-based variable cash and share-based compensation expense as a result of improved operating results, and lower income tax benefits.

Liquidity and Capital Resources

Key liquidity and capital resources information is summarized in the table below.

	July 31, 2011	July 31, 2010
Cash and cash equivalents	$169,656	$169,254
Working capital	294,387	281,727
Short and long term debt	—	—
Stockholders’ equity	423,472	409,042

The increase in working capital from July 31, 2010 to July 31, 2011 was due primarily to increases in inventories and accounts receivable of $17,439 and $14,318, respectively, reflecting increased customer demand and increased sales volumes during fiscal year 2011 as well as stocking associated with consolidation of our manufacturing operations and establishing our Shanghai manufacturing facility. These increases were partially offset by increases in account payable due primarily to timing of vendor payments.

We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at July 31, 2011 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates, and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada, Europe, and China. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% depreciation in the July 31, 2011 and 2010 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $1,458 and $700, respectively.

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2011, due to the short maturities of these instruments.

Cash and cash equivalents totaled $169,656 at July 31, 2011 and consisted entirely of highly liquid investments with maturities of three months or less from the time of purchase.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Year Ended July 31,
	2011	2010	2009
Net cash provided by continuing operations for operating activities	$31,867	$26,349	$15,704
Net cash (used by) provided by continuing operations for investing activities	(10,967)	29,006	(37,892)
Net cash used for financing activities	(20,126)	(4,520)	(30,185)
Net cash (used by) provided by discontinued operations	(335)	661	421
Effect of exchange rate changes on cash	(37)	(2,097)	(2,105)

Net increase (decrease) in cash and cash equivalents	$402	$49,399	$(54,057)

The cash flows generated from operating activities of our continuing operations in fiscal year 2011 primarily reflects our pre-tax earnings from continuing operations of $20,932, which included depreciation and amortization expenses of $17,918, and non-cash share-based compensation expense of $9,638. The positive impact of our operating earnings on cash flows, excluding the non-cash acquisition-related bargain purchase gain of $1,042, was partially offset by increases in inventories and accounts receivable of $17,439 and $14,318, respectively, which were net of increases in accounts payable and accrued liabilities of $11,925 and $4,039, respectively, as well as a decrease in other assets of $2,578. The increase in inventories of $17,439 was due primarily to demand related inventory increases and planned increases in Ultrasound and Medical Imaging inventories associated with the shift in production from Denmark to the United States and China. The increase in accounts receivable of $14,318 was due primarily to growth in net revenue as well as an increase in unbilled receivables of $5,578 on engineering projects due to the timing of completing milestones. The increase in accounts payable of $11,925 was due primarily to the timing of vendor payments and increased inventory purchases. The increase in accrued liabilities of $4,039 was due primarily to the restructuring charges of $7,066 partially offset by payments made for the restructuring charges.

The net cash used by continuing operations for investing activities in fiscal year 2011 was due primarily to purchases of property, plant, and equipment of $22,502, of which approximately $6,200 relates to the construction of a manufacturing facility in Shanghai, China. These uses of cash were partially offset by the net proceeds of $10,467 from the sale of our hotel business.

The net cash used for financing activities in fiscal year 2011 primarily reflected $15,187 used to repurchase common stock and $5,154 of dividends paid to stockholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations at July 31, 2011, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$7,581	$2,109	$1,927	$1,296	$2,249
Purchasing obligations	50,231	49,213	1,018	—	—

	$57,812	$51,322	$2,945	$1,296	$2,249

As of July 31, 2011, the total liabilities associated with uncertain tax positions were $7,431. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

We currently have approximately $24,400 in revolving credit facilities with banks available for direct borrowings. Our revolving credit facility agreements contain a number of covenants, including a covenant requiring us to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. We were in compliance with this covenant and all other covenants at July 31, 2011 with a tangible net worth of approximately $383,000. As of July 31, 2011, we had no direct borrowings or off-balance sheet arrangements.

The Company expects to spend approximately $8,800 after July 31, 2011 to complete the construction of our new Shanghai, China facility.

Impact of Investigation Regarding our Danish Subsidiary

We are investigating transactions involving our Danish subsidiary, BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish government, the United States Department of Justice and the Securities and Exchange Commission. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. We have terminated the employment of certain BK Medical employees that were involved in the transactions. We have decided to wind down our relationship with certain of the BK Medical distributors, and are evaluating our relationship with certain other of the BK Medical distributors, that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom we have decided to wind down our relationship represented less than 1% of our total fiscal year 2011 revenue. Revenue from sales to the BK Medical distributors that were involved in the identified transactions, including those distributors with whom we have decided to wind down our relationship, represented approximately 1.5% of our total fiscal year 2011 revenue.

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

Not yet effective

Impairment testing

In December 2010, the FASB issued an amendment to the guidance on goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for us on August 1, 2011 and it is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

Fair value measurements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Early adoption is prohibited. This guidance is effective for us on August 1, 2012 and we are currently evaluating the impact, if any, of this new accounting update on our financial position, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. Early adoption is permitted. This guidance is effective for us on August 1, 2012 and it is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

Allocation of Consideration in Multiple Element Revenue Arrangements

Policy—We allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (“ESP”). We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or if not available, ESP. If we are unable to establish selling price using VSOE or TPE, and the order was received or materially modified after July 31, 2009, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis.

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

Effect if Actual Results Differ From Assumptions—There is limited risk that changes in assumptions would result in a material impact to the reported financial results as these arrangements are not significant to the Company.

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

Effect if actual results differ from assumptions—We have not made any material changes in the accounting methodology we use to establish our inventory reserves during the past three fiscal years. If estimates regarding customer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. A 10% difference in our actual reserves at July 31, 2011, would have affected net earnings by approximately $286 in fiscal year 2011.

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

For performance-based awards with an earnings per share related target, management evaluates the probability of meeting the performance criteria at each balance sheet date by looking at projected non-GAAP earnings per share for future periods part of the plan and related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with a market condition related target, related compensation cost is amortized over the performance period on a straight-line basis, net of estimated forfeitures, regardless of whether the awards are ultimately earned.

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

Effect if actual results differ from assumptions—We have not made any material changes in the accounting methodology we use to determine our share-based compensation expense during the past three fiscal years. If actual results are not consistent with our estimates or assumptions, particularly those used in determining the accrual percentage for performance-based non-vested restricted stock awards, we may be exposed to changes in share-based compensation expense that could be material. A 10% change in our share-based compensation expense for the year ended July 31, 2011, would have affected net earnings by approximately $964 in fiscal year 2011.

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

Effect if actual results differ from assumptions—We have not made any material changes in the accounting methodology we use to establish our warranty reserves during the past three fiscal years. If actual product failure rates or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Such revisions could adversely affect our operating results. A 10% change in our warranty reserve at July 31, 2011, would have affected net earnings by approximately $517 in fiscal year 2011.

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

Effect if actual results differ from assumptions—If actual results are not consistent with our estimates or assumptions, impairment charges could result on intangible assets or goodwill.

Impairment of Goodwill and Indefinite Lived Intangible Assets

Policy—We evaluate goodwill and indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We conduct our impairment evaluation by performing internal valuation analyses, which consider both the market approach and income approach for goodwill and the relief from royalty approach for the indefinite lived intangible assets. Under the market approach, the fair value of the reporting unit is based on trading and acquisition multiples. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Under the relief from royalty approach, the fair value of the indefinite lived intangible asset is based on after tax royalty rate and discount rate applied to future forecasted sales. In the second quarter of fiscal year 2011, we completed our annual impairment testing of goodwill and indefinite lived intangible assets using the methodologies described herein, and determined there was no impairment.

The carrying values of goodwill and indefinite lived intangible assets related to acquisitions at July 31, 2011 were $1,849 and $7,607, respectively.

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

Effect if actual results differ from assumptions—If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. A 10% change in our calculation of our reporting units fair value at December 31, 2010 would still yield a fair value of our reporting units in excess of the carrying value of our reporting units assets.

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

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Canadian dollar, Danish kroner, Euro, and Japanese Yen. A 10% depreciation in the July 31, 2011 and 2010 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $1,458 and $700, respectively.

We place our cash investments in high quality financial instruments and, by policy, limit the amount of credit exposure to any one financial institution. Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as held to maturity. Total interest income for fiscal year 2011 was $711. A 10% change in interest income would not have a material impact on the fair value of our portfolio or on future earnings.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Part IV, Item 15 in this Annual Report on Form 10-K and are included at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that its files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2011, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of July 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of July 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will furnish to the SEC a definitive proxy statement for our 2012 Annual Meeting of Stockholders not later than 120 days after the close of fiscal year 2011 (the “Proxy Statement”). Certain information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Proposal 1 – Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)
	1.	Financial Statements
		Report of Independent Registered Public Accounting Firm	48
		Consolidated Balance Sheets at July 31, 2011 and 2010	49
		Consolidated Statements of Operations for the years ended July 31, 2011, 2010, and 2009	50
		Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2011, 2010, and 2009	51
		Consolidated Statements of Cash Flows for the years ended July 31, 2011, 2010, and 2009	52
		Notes to Consolidated Financial Statements	53
	2.	Financial Statement Schedule II—Valuation and Qualifying Accounts	89
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

ANALOGIC CORPORATION

	By	/s/ JAMES W. GREEN
Date: October 4, 2011		James W. Green President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES. W. GREEN James W. Green	President and Chief Executive Officer (Principal Executive Officer) and Director	October 4, 2011

/s/ MICHAEL L. LEVITZ Michael L. Levitz	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	October 4, 2011

/s/ DONALD B. MELSON Donald B. Melson	Vice President - Corporate Controller (Principal Accounting Officer)	October 4, 2011

/s/ EDWARD F. VOBORIL Edward F. Voboril	Chairman of the Board	October 4, 2011

/s/ GERALD L. WILSON Gerald L. Wilson	Vice Chairman of the Board	October 4, 2011

/s/ BERNARD C. BAILEY Bernard C. Bailey	Director	October 4, 2011

/s/ JEFFREY P. BLACK Jeffrey P. Black	Director	October 4, 2011

/s/ JAMES J. JUDGE James J. Judge	Director	October 4, 2011

/s/ KEVIN C. MELIA Kevin C. Melia	Director	October 4, 2011

/s/ MICHAEL T. MODIC Michael T. Modic	Director	October 4, 2011

/s/ FRED B. PARKS Fred B. Parks	Director	October 4, 2011

/s/ SOPHIE V. VANDEBROEK Sophie V. Vandebroek	Director	October 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Analogic Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2011 and July 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

October 4, 2011

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$169,656	$169,254
Accounts receivable, net of allowance for doubtful accounts of $599 and $616 as of July 31, 2011 and 2010, respectively	88,558	74,211
Inventories	105,483	86,060
Refundable and deferred income taxes	9,677	8,860
Other current assets	9,839	13,112
Current assets of discontinued operations (Note 2)	—	299

Total current assets	383,213	351,796

Property, plant, and equipment, net	83,157	69,403
Capitalized software, net	1,594	3,223
Intangible assets, net	37,403	39,761
Goodwill	1,849	1,849
Other assets	6,117	1,630
Deferred income tax assets	8,219	8,904
Non-current assets of discontinued operations (Note 2)	—	9,210

Total Assets	$521,552	$485,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,478	$23,868
Accrued liabilities	41,438	33,103
Advance payments and deferred revenue	9,249	8,888
Accrued income taxes	661	2,917
Current liabilities of discontinued operations (Note 2)	—	1,293

Total current liabilities	88,826	70,069

Long-term liabilities:
Accrued income taxes	5,322	4,777
Other long-term liabilities	3,932	1,528
Deferred income tax liabilities	—	360

Total long-term liabilities	9,254	6,665

Commitments, guarantees, and contingencies (Notes 11 and 12)

Stockholders’ equity:
Common stock, $.05 par value; 30,000,000 shares authorized and 12,535,007 shares issued and outstanding as of July 31, 2011; 30,000,000 shares authorized and 12,884,708 shares issued and outstanding as of July 31, 2010	627	645
Capital in excess of par value	85,407	77,085
Retained earnings	325,941	326,590
Accumulated other comprehensive income	11,497	4,722

Total stockholders’ equity	423,472	409,042

Total Liabilities and Stockholders’ Equity	$521,552	$485,776

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended July 31,
	2011	2010	2009
Net revenue:
Product	$447,622	$393,765	$365,770
Engineering	25,973	21,048	21,090

Total net revenue	473,595	414,813	386,860

Cost of sales:
Product	278,153	248,350	242,857
Engineering	22,479	18,566	21,398

Total cost of sales	300,632	266,916	264,255

Gross profit	172,963	147,897	122,605

Operating expenses:
Research and product development	63,125	49,150	45,276
Selling and marketing	41,413	36,793	36,541
General and administrative	40,623	39,944	38,665
Restructuring	7,066	690	6,619

Total operating expenses	152,227	126,577	127,101

Income from operations	20,736	21,320	(4,496)

Other income (expense):
Interest income	711	633	2,564
Gain on sale of other investments	—	—	838
Other, net	(515)	(486)	(436)

Total other income, net	196	147	2,966

Income (loss) from continuing operations before income taxes	20,932	21,467	(1,530)
Provision for income taxes	4,312	5,668	(5,047)

Income from continuing operations	16,620	15,799	3,517
Income (loss) from discontinued operations (net of income tax provisions of $168 and $134, for fiscal years 2011 and 2009, respectively, and an income tax benefit of $66 for fiscal year 2010.	289	(244)	188
Gain on disposal of discontinued operations (net of income tax provision of $505)	924	—	—

Net income	$17,833	$15,555	$3,705

Basic net income (loss) per share:

Income from continuing operations	$1.33	$1.26	$0.27
Income (loss) from discontinued operations, net of tax	0.02	(0.02)	0.02
Gain on disposal of discontinued operations, net of tax	0.08	—	—

Basic net income per share	$1.43	$1.24	$0.29

Diluted net income (loss) per share:

Income from continuing operations	$1.33	$1.25	$0.27
Income (loss) from discontinued operations, net of tax	0.02	(0.02)	0.02
Gain on disposal of discontinued operations, net of tax	0.07	—	—

Diluted net income per share	$1.42	$1.23	$0.29

Weighted average shares outstanding:
Basic	12,491	12,584	12,835
Diluted	12,572	12,655	12,932

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended July 31, 2011, 2010, and 2009

(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2008	13,447,640	$672	$70,593	$338,669	$18,572	$428,506
Shares issued for:
Stock options exercised	4,475	—	198	—	—	198
Restricted stock grants and cancellations, net	79,263	4	(313)	—	—	(309)
Stock purchase plan	14,050	1	320	—	—	321
Provision for share-based compensation	—	—	(188)	—	—	(188)
Share-based compensation expense	—	—	3,968	—	—	3,968
Repurchase of common stock	(736,694)	(37)	(3,874)	(21,111)	—	(25,022)
Dividends paid ($0.40 per share)	—	—	—	(5,184)	—	(5,184)
Comprehensive loss:
Net income for the year	—	—	—	3,705	—	3,705
Actuarial loss on pension plan (net of tax benefit of $1,309)	—	—	—	—	(1,998)	(1,998)
Translation adjustments (net of tax benefit of $264)	—	—	—	—	(6,478)	(6,478)

Total comprehensive loss						(4,771)

Balance, July 31, 2009	12,808,734	640	70,704	316,079	10,096	397,519
Shares issued for:
Stock options exercised	17,883	1	691	—	—	692
Restricted stock grants and cancellations, net	46,974	4	(304)	—	—	(300)
Stock purchase plan	11,117	—	350	—	—	350
Provision for share-based compensation	—	—	(147)	—	—	(147)
Share-based compensation expense	—	—	5,791	—	—	5,791
Dividends paid ($0.40 per share)	—	—	—	(5,044)	—	(5,044)
Comprehensive income:
Net income for the year	—	—	—	15,555	—	15,555
Actuarial loss on pension plan (net of tax provision of $90)	—	—	—	—	(191)	(191)
Translation adjustments (net of tax provision of $508)	—	—	—	—	(5,183)	(5,183)

Total comprehensive income						10,181

Balance, July 31, 2010	12,884,708	645	77,085	326,590	4,722	409,042
Shares issued for:
Stock options exercised	26,173	1	1,121	—	—	1,122
Stock grants and vesting of restricted stock units	14,079	1	392	—	—	393
Restricted stock cancellations and shares traded for taxes	(98,585)	(5)	(1,169)	—	—	(1,174)
Stock purchase plan	8,921	—	368	—	—	368
Provision for share-based compensation	—	—	(184)	—	—	(184)
Share-based compensation expense	—	—	9,638	—	—	9,638
Repurchase of common stock	(300,289)	(15)	(1,844)	(13,328)	—	(15,187)
Dividends paid ($0.40 per share)	—	—	—	(5,154)	—	(5,154)
Comprehensive income:
Net income for the year	—	—	—	17,833	—	17,833
Actuarial loss on pension plan (net of tax benefit of $395)	—	—	—	—	(793)	(793)
Translation adjustments (net of tax benefit of $34)	—	—	—	—	7,568	7,568

Total comprehensive income						24,608

Balance, July 31, 2011	12,535,007	$627	$85,407	$325,941	$11,497	$423,472

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended July 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$17,833	$15,555	$3,705
Less:
Income (loss) from discontinued operations	289	(244)	188
Gain on disposal of discontinued operations	924	—	—

Income from continuing operations	16,620	15,799	3,517

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Benefit from deferred income taxes	(1,646)	(2,216)	(1,164)
Depreciation and amortization	17,918	16,814	17,160
Allowance for doubtful accounts	17	112	270
Net loss (gain) on sale of property, plant, and equipment	111	26	(73)
Gain on sale of other investments	—	—	(838)
Bargain purchase gain	(1,042)	—	—
Share-based compensation expense	9,638	5,791	3,968
Excess tax provision for share-based compensation	132	146	189
Net changes in operating assets and liabilities, net of acquired business (Note 17)	(9,881)	(10,123)	(7,325)

NET CASH PROVIDED BY CONTINUING OPERATIONS FOR OPERATING ACTIVITIES	31,867	26,349	15,704
NET CASH (USED BY) PROVIDED BY DISCONTINUED OPERATIONS FOR OPERATING ACTIVITIES	(335)	768	1,024

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,532	27,117	16,728

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net	10,467	—	—
Acquisition of business	(346)	—	(350)
Additions to property, plant, and equipment	(22,502)	(9,300)	(9,627)
Investments in and advances to affiliated companies	—	(1,920)	(2)
Capitalized software development costs	—	(461)	(1,672)
Purchase of short-term held-to-maturity marketable securities	—	—	(220,945)
Maturities of short-term held-to-maturity marketable securities	—	40,438	193,037
Proceeds from the sale of other investments	—	—	838
Proceeds from the sale of property, plant, and equipment and other assets	1,414	249	829

NET CASH (USED BY) PROVIDED BY CONTINUING OPERATIONS FOR INVESTING ACTIVITIES	(10,967)	29,006	(37,892)
NET CASH USED BY DISCONTINUED OPERATIONS FOR INVESTING ACTIVITIES	—	(107)	(603)

NET CASH (USED BY) PROVIDED FOR INVESTING ACTIVITIES	(10,967)	28,899	(38,495)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	347	670	210
Excess tax provision for share-based compensation	(132)	(146)	(189)
Purchase of common stock	(15,187)	—	(25,022)
Dividends paid to shareholders	(5,154)	(5,044)	(5,184)

NET CASH USED FOR FINANCING ACTIVITIES	(20,126)	(4,520)	(30,185)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37)	(2,097)	(2,105)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	402	49,399	(54,057)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,254	119,855	173,912

CASH AND CASH EQUIVALENTS, END OF PERIOD	$169,656	$169,254	$119,855

Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$8,643	$(3,183)	$8,892

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Summary of business operations and significant accounting policies:

Business operations:

Analogic Corporation (the “Company”) was incorporated in the Commonwealth of Massachusetts in November 1967. The Company is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to Original Equipment Manufacturers (“OEMs”) and end users primarily in the healthcare and airport security markets. The Company is recognized worldwide for advancing state-of-the-art technology in the areas of medical Computed Tomography (“CT”), Ultrasound, Magnetic Resonance Imaging (“MRI”), Digital Mammography, and Automatic Explosives Detection Systems for airport security. The Company’s OEM customers incorporate its technology into systems they in turn sell for various medical and security applications. The Company also sells its ultrasound products directly into clinical end-user markets through its direct worldwide sales force under the brand name B-K Medical (“B-K Medical”).

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The annual provisions for depreciation and amortization have been computed in accordance with the following ranges of estimated useful lives:

Buildings	35 to 40 years
Manufacturing equipment	4 to 7 years
Furniture, fixtures, and computer equipment	3 to 7 years
Leasehold improvements	shorter of useful life or the lease term
Motor vehicles	3 to 5 years

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

Property, plant, and equipment consisted of the following:

	July 31,
	2011	2010
Property, plant, and equipment:
Land and land improvements	$6,457	$6,108
Building and improvements	58,276	55,218
Leasehold and capital lease improvements	11,371	10,008
Manufacturing and engineering equipment	80,261	149,372
Furniture, fixtures, and computer equipment	16,119	31,026
Motor vehicles	1,872	1,643

	174,356	253,375
Less accumulated depreciation and amortization	(91,199)	(183,972)

	$83,157	$69,403

The decrease in gross property, plant, and equipment and the related accumulated depreciation and amortization was due primarily to the write-off of fully depreciated assets that are no longer in service. Total depreciation of property, plant, and equipment was $12,890, $11,962, and $12,569 for fiscal years 2011, 2010, and 2009, respectively. The Company did not capitalize any interest in fiscal years 2011, 2010, or 2009.

(d) Revenue recognition and accounts receivable:

The Company recognizes revenue related to product sales upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated. For product sales with acceptance criteria that are not successfully demonstrated upon shipment, revenue is recognized upon customer acceptance, provided all other revenue recognition criteria have been met. The Company’s sales contracts generally provide for the customer to accept title and risk of loss when the product leaves the Company’s facilities. When shipping terms or local laws do not

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

allow for passage of title and risk of loss at the shipping point, the Company defers recognizing revenue until title and risk of loss transfer to the customer. The Company classifies shipping and handling invoiced to customers as revenue and the related costs in cost of sales. Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as accounts receivable with a corresponding offset recorded to sales taxes payable. These balances are removed from the consolidated balance sheet when the cash is remitted to the tax authority. The Company includes service revenue, related primarily to extended warranty contracts and repairs, in the product revenue line item of its Consolidated Statement of Operations, as they are deemed immaterial for separate classification.

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

The Company provides engineering services to some of its customers on a contractual basis and recognizes revenue using the percentage of completion method and the completed contract method. The Company generally

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

estimates the progress towards completion on contracts with a fixed-fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs at completion of the project or on a milestone basis based on contractual terms, as appropriate, and short-term unbilled receivables are included in accounts receivable and long-term unbilled receivables are included in noncurrent other assets in the Consolidated Balance Sheet. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately.

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

Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design. Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense of software development expense was $1,940, $1,921, and $809 in fiscal years 2011, 2010, and 2009, respectively, and is included in product cost of sales. The unamortized balance of capitalized software was $1,594 and $3,223 at July 31, 2011 and 2010, respectively.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

(i) Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. Cash and cash equivalents amounted to $169,656 and $169,254 at July 31, 2011 and 2010, respectively.

(j) Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. Cash and cash equivalents not required for working capital purposes are placed primarily in short-term investments of government agency discounted notes, certificates of deposit instruments that are 100% insured by the FDIC, money market funds, or demand notes of financial institutions of banks that meet stringent credit rating requirements. The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations on its customers’ financial condition.

(k) Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable; provisions for inventory to reflect net realizable value; estimates of percentage of completion of contracts; estimates of fair value for investments in privately held companies; intangible assets; valuation allowances against deferred tax assets; and accruals for product warranty, other liabilities, income taxes, estimate for goodwill and indefinite lived intangible asset testing; and various estimates used in the calculation of share-based compensation. Actual results could differ from those estimates.

(l) Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported in the Consolidated Statements of Changes in Stockholders’ Equity. Other comprehensive income

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

consists of reported foreign currency translation gains and losses (net of taxes), changes in the unrealized value of marketable securities (net of taxes), and actuarial gains and losses on pension plan assets (net of taxes). As of July 31, 2011 and 2010, accumulated other comprehensive income in stockholders’ equity totaled $11,497 and $4,722, respectively.

(m) Share-Based Compensation:

The Company accounts for share-based compensation expense for equity instruments exchanged for employee and director services. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company estimates the fair value of stock options using the Black-Scholes valuation model and the fair value of the Company’s restricted stock awards, which include shares of restricted stock and restricted stock units, based on the quoted market price of its common stock or the use of a Monte-Carlo Simulation Model. For time or service-based awards, the Company recognizes the associated share-based compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on the vesting dates to reflect actual forfeitures. For performance-based awards with an earnings per share related target, management evaluates the probability of meeting the performance criteria at each balance sheet date and if probable related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period.

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

(n) Fair value of financial instruments:

The carrying amounts of cash equivalents and receivables approximate fair value due to their short-term nature. The fair values of marketable securities are estimated based on quoted market price for these securities.

(o) Impairment of long-lived assets:

The Company evaluates the recoverability of its long-lived assets recognizing the impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset group as compared to the recorded value of the asset group.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(p) Segment information:

The Company operates primarily within two major markets: Medical Technology and Security Technology. During the first quarter of fiscal year 2011, as part of a strategic review, the Company modified its segment reporting as well as the names of certain of its segments based on the information reviewed by its principal executive officer. Medical Technology now consists of two reporting segments:

1.	Medical Imaging, which consists primarily of systems and subsystems for CT and MRI medical imaging equipment and direct conversion digital x-ray detectors for mammography sold primarily through OEM customers (the current Medical Imaging segment combines the formerly separate segments of CT and MRI and Digital Radiography)

2.	Ultrasound (formerly Specialized Ultrasound), which consists of ultrasound systems and probes for the urology, ultrasound-guided surgery and radiology markets sold primarily through our direct sales force.

Security Technology consists of advanced explosives and weapons detection systems utilizing the Company’s expertise in advanced imaging technology, such as CT, for aviation security. All periods presented have been revised accordingly to reflect the new reporting segments.

(q) Translation of foreign currencies:

The assets and liabilities of the Company’s foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entities primary cash flow), excluding long-term intercompany receivables, payables, and investments, are included in operations in the period in which they occur and are reflected in the results of operations under the caption (“Other, net”). The Company had foreign exchange losses totaling $678, $612 and $828 in fiscal years 2011, 2010 and 2009, respectively.

(r) Business combinations:

In accordance with the purchase method of accounting, the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. Costs to acquire the business prior to August 1, 2009, including transaction costs, were allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any excess of the fair value of assets acquired over the purchase price is recorded as a bargain purchase gain in general and administrative expenses.

(s) Intangible assets and goodwill:

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company performs annual reviews in its second quarter of each fiscal year for impairment of goodwill and indefinite lived intangible assets related to the acquisitions or more frequently whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Goodwill may be considered to be impaired if the Company determines that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. Assessing the impairment of goodwill requires the Company to make assumptions and judgments regarding the fair value of the net assets of its reporting units. The Company estimates the fair value of its reporting units using a combination of valuation techniques, including discounted cash flows and cash earnings multiples, and compares the values to its estimated overall market capitalization.

An indefinite lived intangible asset may be considered to be impaired if the Company determines that the carrying value exceeds the assets fair value. Assessing the impairment of an indefinite lived intangible asset requires the Company to make assumptions and judgments regarding the fair value of the asset using the relief from royalty approach valuation technique.

(t) New accounting pronouncements:

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Not yet effective

Impairment testing

In December 2010, the FASB issued an amendment to the guidance on goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for the Company on August 1, 2011 and it is not expected to have a material impact on its financial position, results of operations, or cash flows.

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

Fair value measurements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Early adoption is prohibited. This guidance is effective for the Company on August 1, 2012 and it is currently evaluating the impact, if any, of this new accounting update on its financial position, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. Early adoption is permitted. This guidance is effective for the Company on August 1, 2012 and it is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(u) Basis of Presentation:

Certain financial statement items have been reclassified to conform to the current period presentation. During the first quarter of fiscal year 2011, the Company sold its hotel business. The hotel business has been reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued.

2. Discontinued operations:

During the first quarter of fiscal year 2011, the Company sold its hotel business, and realized net proceeds of $10,467, after transaction costs. The Company recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share in fiscal year 2011. A former member of the Company’s Board of Directors also serves on the Board of Directors of the entity that acquired the hotel business.

Revenue and net income (loss) for the hotel business for fiscal years 2011, 2010, and 2009 were as follows:

	Year Ended July 31,
	2011	2010	2009
Total net revenue	$2,906	$8,784	$9,289
Net income (loss)	289	(244)	188

The following represents a detailed listing of the assets and liabilities of discontinued operations. There were no assets or current liabilities of the discontinued operations as of July 31, 2011.

July 31, 2010
Current assets of discontinued operations:
Accounts receivable, net	$282
Other current assets	17

Total current assets	299
Property, plant, and equipment, net	9,210

Total assets	$9,509

Current liabilities of discontinued operations:
Accounts payable, trade	$945
Accrued liabilities	188
Advance payments	160

Total current liabilities	$1,293

3. Share-based payment:

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations for fiscal years 2011, 2010, and 2009:

	Year Ended July 31,
	2011	2010	2009
Cost of product sales	$570	$445	$272
Research and product development	3,181	1,558	887
Selling and marketing	1,110	657	504
General and administrative	4,777	3,131	2,305

Share-based compensation expense before tax	$9,638	$5,791	$3,968

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s outstanding stock options granted during fiscal years 2011, 2010, and 2009. The Company estimates the fair value of performance based restricted stock and restricted stock units with market conditions based on the use of a Monte-Carlo Simulation Model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2011, 2010 and 2009 as follows:

	Year Ended July 31,
	2011	2010	2009
Expected option term (1)	4.74 years	4.84 years	4.74 years
Expected volatility factor (2)	43%	43%	34%
Risk-free interest rate (3)	1.18%	2.20%	3.04%
Expected annual dividend yield	1.0%	1.0%	0.6%

(1)	The option life was determined by estimating the expected option life, using historical data.
(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

On January 29, 2010, the Company’s stockholders approved a new share-based compensation plan named the “2009 Stock Incentive Plan”. Under the Company’s 2009 Stock Incentive Plan, up to 1,600,000 shares of the Company’s common stock, $.05 par value per share, may be awarded to employees. Awards may be in the form of stock options, stock appreciation rights (“SARs”), shares of restricted stock, restricted stock units or other stock-based awards. Stock options granted under the 2009 Stock Incentive Plan may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant. Options may not be granted for a term in excess of ten years. Except in certain circumstances, options that vest based on continued service of the option recipient may not vest earlier than one year from the date of grant. SARs granted under the 2009 Stock Incentive Plan must have a measurement price not less than 100% of the fair market value on the date of grant. SARs may not be granted for a term in excess of ten years. Restricted stock may be granted subject to the Company’s right to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture if such shares are issued at no cost) from the recipient in the event that conditions of the grant are not satisfied prior to the end of the restriction period. Such conditions may include the achievement of performance goals or continued service with the Company. Except in certain circumstances, restricted stock that vests solely based on the passage of time will not vest prior to the first anniversary of the date of grant, be no more than one-third vested prior to the second anniversary of the date of grant, and be no more than two-thirds vested prior to the third anniversary of the date of grant.

On January 28, 2008, the Company’s stockholders approved a new share-based director compensation plan for the non-employee members of the Company’s Board of Directors (the “Board”) named the “Analogic

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Corporation Non-Employee Director Stock Plan” (the “Director Plan”). Under the Company’s Director Plan, up to 100,000 shares of the Company’s common stock, $.05 par value per share, may be awarded to directors. During fiscal years 2011, 2010, and 2009, 3,492, 2,325, and 2,800 shares, respectively, were granted under this plan. The Director Plan provides for an Annual Share Retainer to be granted to each participant on each February 1. The Annual Share Retainer for calendar years 2011, 2010, and 2009 had a value of $55, $35, $35, respectively. Each participant may elect to receive some or all of (i) his or her Annual Share Retainer for a given calendar year or (ii) his or her Annual Cash Retainer (which consists of the annual base cash compensation he or she receives for service on the Board and on any committees of the Board, and, if applicable, all other compensation received for service as Chairman of the Board and as a Committee Chairman) in the form of “Deferred Stock Units”, as elected by the participant no later than December 15 of the preceding calendar year. The value of the Deferred Stock Units credited to this account changes in relation to changes in the value of a share of the Company’s common stock. Additional Deferred Stock Units are credited to this account based on the value of dividend equivalents that are earned on Deferred Stock Units, and which will be equal to dividends that are paid on a corresponding number of shares of common stock. The payout of the deferred stock units’ value shall be made in a single cash payment within thirty days following a Director’s termination of service on the Board or sooner, if so elected by the Director. During fiscal year 2011, approximately $330 of Annual Share Retainers and $88 of Annual Cash Retainers were deferred into approximately 8,221 Deferred Stock Units at a weighted average price of $50.79 per share. Dividend equivalents on deferred stock units were deferred into approximately 179 Deferred Stock Units during fiscal year 2011. During fiscal year 2010, approximately $210 of Annual Share Retainers and $50 of Annual Cash Retainers were deferred into approximately 6,533 Deferred Stock Units at a weighted average price of $39.80 per share. Dividend equivalents on deferred stock units were deferred into approximately 117 Deferred Stock Units during fiscal year 2010. During fiscal year 2009, approximately $210 of Annual Share Retainers and $38 of Annual Cash Retainers were deferred into approximately 9,580 Deferred Stock Units at a weighted average price of $25.83 per share. Dividend equivalents on deferred stock units were deferred into approximately 99 Deferred Stock Units during fiscal year 2009.

During fiscal year 2007, the Company’s stockholders approved two share-based compensation plans, named the “2007 Stock Option Plan” and the “2007 Restricted Stock Plan”.

Under the Company’s 2007 Stock Option Plan, options may either be non-qualified options or incentive stock options and may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant (or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company). Under the Company’s 2007 Stock Option Plan, up to 250,000 shares of the Company’s common stock, $.05 par value per share, may be awarded to employees. Options may not be granted for a term in excess of ten years (or five years in the case of incentive stock options granted to optionees holding more than 10% of the voting power of the Company). Except in certain circumstances, options that vest based on continued service of the optionee may not vest earlier than one year from the date of grant. Unless otherwise provided by the Compensation Committee of the Board (the “Committee”) in the specific option agreement, each option will vest as to 25% of the number of shares of common stock underlying the option on each of the second, third, fourth, and fifth anniversaries of the date of grant.

Under the Company’s 2007 Restricted Stock Plan, recipients are awarded shares of common stock, subject to the right of the Company to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Under the Company’s 2007 Restricted Stock Plan, up to 500,000 shares of the Company’s common stock, $.05 par value per share, may be awarded to employees. Such conditions may include

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the achievement of performance goals or continued service with the Company. Except in certain circumstances, awards that vest based on continued service may not vest earlier than in three equal installments on each of the first three anniversaries of the date of grant. The Committee may condition an award on the recipient not competing with the Company for a one-year period following termination of such recipient’s employment with the Company.

Beginning in fiscal year 2008, the Committee began granting performance contingent restricted stock awards. In fiscal year 2008, the Committee granted performance contingent restricted shares (“performance awards”) under the Company’s 2007 Restricted Stock Plan, of which 15,239 shares were forfeited. These shares vested if specific pre-established levels of performance were achieved at the end of a three-year performance cycle, which was July 31, 2010 for the 84,944 shares not forfeited. The performance goal for the performance awards was based solely on the cumulative growth of an adjusted earnings per share metric. The actual number of shares issued was determined at the end of the three-year performance cycle and could range from zero to 200% of the target award. The actual number of shares issued included the payment of dividends on the actual number of shares earned. Compensation expense was recognized over the performance period based on the number of shares that were deemed to be probable of vesting at the end of the three-year performance cycle. The total number of shares that vested at July 31, 2010 was approximately 15,700. The expense (income) on these vested shares was approximately $1,100, of which $429 and ($349) was recorded in fiscal years 2010 and 2009, respectively.

In fiscal year 2009, the Committee granted performance awards under the Company’s 2007 Restricted Stock Plan, of which 7,280 shares have been forfeited at July 31, 2011. These shares will vested if specific pre-established levels of performance were achieved at the end of a three-year performance cycle, which was July 31, 2011 for the outstanding 38,471 shares granted. The performance goal for the performance awards was based solely on the cumulative growth of an adjusted earnings per share metric. The actual number of shares issued was determined at the end of the three-year performance cycle and could range from zero to 200% of the target award. The actual number of shares to be issued included the payment of dividends on the actual number of shares earned. Compensation expense was recognized over the performance period based on the number of shares that were deemed to be probable of vesting at the end of the three-year performance cycle. The total number of shares that vested at July 31, 2011 was approximately 8,700. The expense (income) on these vested shares was approximately $498, of which $498, ($63), and $63 was recorded in fiscal years 2011, 2010, and 2009, respectively.

In fiscal year 2010, the Committee granted 223,834 performance awards in the form of shares of restricted stock and restricted stock units pursuant to the Company’s 2007 Restricted Stock Plan and 2009 Stock Incentive Plan, of which 28,328 performance awards have been forfeited through July 31, 2011. These awards will vest as follows: 97,757 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s cumulative non-GAAP earnings per share and 97,749 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s relative total shareholder return (“TSR”) as determined against a specified peer group. The actual number of shares/units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 391,012 shares/units. The issuance of the shares/units will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $7,847, based on a weighted average grant date fair value of $40.14 per share as determined by the closing price of the Company’s common stock on the date of grant. The Company is recognizing compensation expense over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of shares/units that are deemed to be probable of vesting at the end of the three-year performance cycle.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of July 31, 2011, the Company estimated that total non-GAAP earnings per share awards covering 83,672 shares/units with a value of $3,352 were deemed probable of vesting. During fiscal years 2011 and 2010 compensation expense of $1,656 and $468, respectively, was recognized for the performance awards with the non-GAAP earnings per share target based on the number of shares deemed probable of vesting.

In fiscal year 2011, the Committee granted 217,233 performance awards in the form of shares of restricted stock units pursuant to the Company’s 2009 Stock Incentive Plan, of which 3,966 performance awards have been forfeited through July 31, 2011. These awards will vest as follows: 133,660 will vest based upon achievement of certain targets over the three-year period ending July 31, 2013 with respect to the Company’s cumulative non- GAAP earnings per share and 79,607 will vest based upon achievement of certain targets over the three-year period ending July 31, 2013 with respect to the Company’s relative TSR as determined against the Russell 2000 Index, of which the Company is a member. The actual number of units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 426,532 units. The issuance of the units will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $11,229, based on a weighted average grant date fair value of $42.01 per share as determined by the closing price of the Company’s common stock on the date of grant. The Company is recognizing compensation expense over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of units that are deemed to be probable of vesting at the end of the three-year performance cycle. As of July 31, 2011, the Company estimated that total non-GAAP earnings per share awards covering 108,030 units with a value of $4,538 were deemed probable of vesting. During fiscal year 2011 compensation expense of $1,398 was recognized for the performance awards with the non-GAAP earnings per share target based on the number of shares deemed probable of vesting.

The compensation expense for the performance awards granted with a TSR target was approximately $3,700 and $4,600 for awards granted in fiscal years 2011 and 2010, respectively. The compensation expense is being recognized on a straight-line basis, net of estimated forfeitures, over a derived service period of 2.8 and 2.7 years for the awards granted in fiscal years 2011 and 2010, respectively. The weighted average grant date fair values of awards granted with a TSR target was $54.27 and $47.47 per share during fiscal years, 2011 and 2010, respectively. The fair value of awards with a TSR target at date of grant was estimated using a Monte-Carlo simulation model with the following assumptions:

	Year Ended July 31,
	2011	2010
Stock Price (1)	$41.96	$40.06
Expected volatility factor (2)	49%	51%
Risk-free interest rate (3)	0.73%	1.19%
Expected annual dividend yield (4)	0.0%	0.0%

(1)	The stock price is the weighted average closing price of the Company’s common stock on the dates of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The fair value of each option granted under the employee stock purchase plan was estimated on the expected grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2011	2010	2009
Expected option term	.5 years	.5 years	.5 years
Expected volatility factor	42%	50%	50%
Risk-free interest rate	0.27%	2.58%	2.08%
Expected annual dividend yield	1.0%	1.1%	1.3%

At July 31, 2011, 790,739 shares were reserved for grant under the above stock option, bonus, and purchase plans.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the stock option and restricted stock awards transactions for fiscal year 2011:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock Awards		Performance-Based Unvested Restricted Contingent Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/Units (1)	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2010	320,009	$54.38	4.66	$754	108,816	$52.26	340,906	$49.12
Granted	7,000	41.59			12,395	42.40	217,233	46.44
Exercised	(26,173)	42.87
Vesting of restricted stock					(67,572)	56.05	(15,711)	59.16
Cancelled (forfeited and expired)	(26,314)	54.04			(1,839)	53.76	(95,184)	51.55

Outstanding at July 31, 2011	274,522	55.18	4.34	$1,466	51,800	44.90	447,244	46.95
Options vested or expected to vest at July 31, 2011 (2)	272,662	55.28	4.32	1,441
Options exercisable at July 31, 2011	228,650	56.52	4.05	1,031

(1)	The number of performance-based unvested restricted stock awards is shown in this table at target. As of July 31, 2011, the maximum number of performance-based unvested restricted stock awards available to be earned is 894,488.
(2)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

The weighted average fair value of stock options granted during fiscal years 2011, 2010, and 2009 were $15.42, $15.39, and, $18.14 per share, respectively.

During fiscal years 2011, 2010, and 2009, the total intrinsic value of options exercised (i.e., the difference between the market price and the price paid by the employee to exercise the options) was $195, $80, and $101, respectively, and the total amount of cash received from the exercise of these options was $1,122, $693, and $198, respectively. The total fair value of restricted stock grants that vested during fiscal years 2011, 2010, and 2009 was $4,138, $1,379, and $1,580, respectively.

The following table summarizes information about stock options outstanding at July 31, 2011:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number of Shares	Weighted Average of Remaining Contract Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$27.11 - 41.32	62,332	4.69	$35.92	43,834	$35.85
41.34 - 61.47	56,250	4.39	49.46	42,542	50.41
62.72 - 62.72	87,940	4.09	62.72	87,940	62.72
64.70 - 71.86	58,000	4.16	66.80	46,834	67.10
72.22 - 75.35	10,000	5.00	73.78	7,500	73.26

$27.11 - 75.35	274,522	4.34	55.18	228,650	56.52

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of July 31, 2011, there was $10,991 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock bonus plans. That cost is expected to be recognized over a weighted-average period of 1.69 years. The Company amortizes share-based compensation on the straight-line method with the exception of performance contingent restricted stock.

The actual tax benefit realized for the tax deductions from option exercises totaled $49, $28, and $25 for fiscal years 2011, 2010, and 2009, respectively.

4. Business combination

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

The acquisition has been accounted for as an acquisition under authoritative guidance for business combinations. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a bargain purchase gain in fiscal year 2011.

The results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s audited consolidated financial statements beginning November 19, 2010.

The total purchase consideration is expected to be approximately $686 in cash, of which approximately $346 was paid at the closing. The purchase consideration also includes contingent consideration of $340, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired products over a two year period commencing on November 1, 2010. The Company estimated the contingent consideration based on probability weighted expected future cash flows, and it is included under other long term liabilities in the Consolidated Balance Sheet at April 30, 2011. These cash flows were discounted at a rate of approximately 22.1%. The contingent consideration is marked to market at the end of each fiscal quarter. As of July 31, 2011, there was no material change in the fair value of contingent consideration compared to the fair value estimated at November 19, 2010. Acquisition-related costs were insignificant.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The deferred tax liability associated with the estimated fair value adjustments of tangible and intangible assets acquired is recorded at an estimated weighted average effective tax rate in the jurisdictions where the fair value adjustments may occur.

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

The Company’s results would not have been materially different from its reported results had the acquisition occurred at the beginning of fiscal years 2011, 2010, and 2009.

5. Restructuring and voluntary retirement charges:

In the first quarter of fiscal year 2011, the Company recorded a restructuring charge of $3,562 for severance and personnel related costs of plan it initiated to reduce its workforce by 104 employees worldwide. The purpose of this workforce reduction was to streamline its operations and consolidate its Denmark and Canton, Massachusetts manufacturing operations into its existing facilities. During the second quarter of 2011, the Company recorded an adjustment of $134 for a change in estimate of severance and related benefit expenses related to this plan.

In the fourth quarter of fiscal year 2011, the Company recorded a restructuring charge of $3,587 for severance and personnel related costs of a plan to streamline its operations by reducing its workforce by 51 employees worldwide.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table summarizes accrued voluntary retirement and other restructuring costs activity from July 31, 2008 through July 31, 2011:

	Involuntary Employee Severance	Facility Exit Costs	Voluntary Retirement Program	Copley Acquisition	Total
Balance at July 31, 2008	$309	$—	$3,395	$1,376	$5,080
Restructuring charge	5,561	1,058	—	—	6,619
Cash payments	(3,171)	—	(3,395)	(975)	(7,541)
Reversal through goodwill	—	—	—	(375)	(375)
Foreign exchange	29	—	—	—	29

Balance at July 31, 2009	2,728	1,058	—	26	3,812
Restructuring charge	764	420	—	—	1,184
Adjustments	(494)	—	—	—	(494)
Cash payments	(2,854)	(756)	—	(26)	(3,636)
Foreign exchange	9	—	—	—	9

Balance at July 31, 2010	153	722	—	—	875
Restructuring charge	7,147	—	—	—	7,147
Adjustments	(134)	53	—	—	(81)
Cash payments	(2,212)	(620)	—	—	(2,832)
Foreign exchange	81	—	—	—	81

Balance at July 31, 2011	$5,035	$155	$—	$—	$5,190

The cash expenditures subsequent to July 31, 2011 of approximately $5,035 in employee severance and $155 of facility exit costs will be paid within the next twelve months.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the computation of basic and diluted net income per share for fiscal years 2011, 2010, and 2009:

	(In thousands, except per share data)
	Year Ended July, 31
	2011	2010	2009
Income from continuing operations	$16,620	$15,799	$3,517
Income (loss) from discontinued operations, net of tax	289	(244)	188
Gain on disposal of discontinued operations, net of tax	924	—	—

Net income	$17,833	$15,555	$3,705

Weighted average number of common shares outstanding-basic	12,491	12,584	12,835
Effect of dilutive securities:
Stock options and restricted stock awards	81	71	97

Weighted average number of common shares outstanding-diluted	12,572	12,655	12,932

Basic net income (loss) per share:

Income from continuing operations	$1.33	$1.26	$0.27
Income (loss) from discontinued operations, net of tax	0.02	(0.02)	0.02
Gain on disposal of discontinued operations, net of tax	0.08	—	—

Basic net income per share	$1.43	$1.24	$0.29

Diluted net income (loss) per share:

Income from continuing operations	$1.33	$1.25	$0.27
Income (loss) from discontinued operations, net of tax	0.02	(0.02)	0.02
Gain on disposal of discontinued operations, net of tax	0.07	—	—

Diluted net income per share	$1.42	$1.23	$0.29

Anti-dilutive shares related to outstanding stock options and unvested restricted stock	204	344	432

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Customers

The Company had three customers, as set forth in the table below, who accounted for 10% or more of the net product and engineering revenue during fiscal years 2011, 2010, and 2009.

	Year Ended July 31,
	2011	2010	2009
Koninklijke Philips Electronics N.V. (“Philips”)	13%	15%	15%
Toshiba Corporation (“Toshiba”)	11%	12%	14%
L-3 Communications Corporation (“L-3”)	*	*	11%

Note	(*): Total net revenue was less than 10% in this fiscal year.

Philips’s and Toshiba’s revenue was in the Medical Imaging segment and L-3’s revenue was in the Security Technology segment.

The Company’s ten largest customers as a group accounted for 64%, 66%, and 67% of the Company’s net product and engineering revenue for fiscal years 2011, 2010, and 2009, respectively. Philips accounted for 17% and 16% of net accounts receivable at July 31, 2011 and 2010, respectively, and L-3 accounted for 13% of net accounts receivable at July 31, 2010.

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

8. Marketable securities and fair value:

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

The Company’s cash equivalents at July 31, 2011 are comprised primarily of demand deposits at highly rated financial institutions.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company did not have any financial or non-financial assets or liabilities measured at fair value at July 31, 2010. The following table provides the financial or non-financial assets and liabilities carried at fair value measured on a recurring basis at July 31, 2011:

	Fair Value Measurements at July 31, 2011 using			Total Carrying Value
Liabilities	Quoted Prices in Active Markets for Indentical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash equivalents	$—	$9,600	$—	$9,600

Total assets	$—	$9,600	$—	$9,600

Contingent consideration	$—	$—	$340	340

Total liabilities	$—	$—	$340	$340

9. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,
	2011	2010
Accounts receivable, net of allowance:
Billed	$81,314	$69,158
Unbilled (A)	7,244	5,053

	$88,558	$74,211

Inventories:
Raw materials	$75,434	$54,106
Work-in-process	10,544	12,896
Finished goods	19,505	19,058

	$105,483	$86,060

Accrued liabilities:
Accrued employee compensation and benefits	$21,521	$18,765
Accrued restructuring charges	5,190	875
Accrued warranty	5,174	6,103
Other	9,553	7,360

	$41,438	$33,103

Advance payments and deferred revenue:
Deferred revenue	$7,380	$5,492
Customer deposits	1,869	3,396

	$9,249	$8,888

(A)	Total unbilled receivables at July 31, 2011 and 2010 were $11,617 and $6,039, respectively. At July 31, 2011 and 2010, the long-term portion of unbilled receivables of $4,373 and $986, respectively, was included in non-current other assets.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Goodwill and other intangible assets:

The carrying amount of the goodwill at July 31, 2011 and July 31, 2010 was $1,849.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, a trade name, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the trade name and in-process research and development, as they are considered to have an indefinite life, are 0.5 to 14 years. Intangible assets at July 31, 2011 and 2010 consisted of the following:

	July 31, 2011			July 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$12,191	$3,762	$8,429	$11,771	$2,578	$9,193
Customer relationships	25,440	5,973	19,467	25,200	4,139	21,061
Trade name	7,607	—	7,607	7,607	—	7,607
Backlog	70	70	—	—	—	—
In-process research and development	1,900	—	1,900	1,900	—	1,900

Total	$47,208	$9,805	$37,403	$46,478	$6,717	$39,761

Amortization expense related to acquired intangible assets was $3,088, $2,931, and $3,782 for fiscal years 2011, 2010, and 2009, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2012	$3,063
2013	3,063
2014	3,063
2015	3,063
2016	2,975

$15,227

The Company’s goodwill and indefinite lived intangible assets are tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by the Company in connection with the acquisition of Copley on April 14, 2008. The trade name represents the value allocated to the Copley trade name in connection with the acquisition of Copley. The goodwill and Copley trade name are part of the OEM reporting unit (the “Reporting Unit”), both of which the Company tests for impairment during the second quarter of each fiscal year.

In the second quarter of fiscal year 2011, the Company performed an annual impairment test for the goodwill, trade name, and in-process research development. For the goodwill, the Company compared the fair value of the OEM reporting unit to its carrying value. The Company’s approach considered both the market approach and income approach. Equal weight was given to each approach. Under the market approach, the fair

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

value of the reporting unit is based on trading multiples. In the market approach, the Company assumed a control premium of 15% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. The discount rate of 15.7% was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the reporting unit. The Company determined that the fair value of the reporting unit was significantly in excess of the carrying value of the net assets of the reporting unit, and thus it was not necessary for the Company to perform step two of the impairment test for the goodwill.

For the trade name, the Company compared the fair value of the Copley trade name using the relief from royalty approach to its carrying value during the second quarter of fiscal year 2011. The relief from royalty approach utilized a 1.3% aftertax royalty rate and a discount rate of 17.7%. The aftertax royalty rate was determined based on royalty research and margin analysis while the discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the Copley trade name. The Company determined that the fair value of the Copley trade name was more than its carrying value.

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

Given the current economic environment and the uncertainties regarding its impact on the Company’s business, the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of its goodwill, trade name, and in-process research and development impairment testing during the second quarter of fiscal year 2011 may not be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of the reporting unit and trade name are not achieved, the Company may be required to record an impairment charge for the goodwill and trade name in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of the fiscal year ending July 31, 2012, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill and trade name impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a summary of agreements that the Company determined require to be recognized at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee.

The Company’s standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2011.

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

The following table presents the Company’s product general warranty liability for the years then ended:

	July 31,
	2011	2010
Balance at the beginning of the period	$6,103	$5,918
Accrual	5,381	5,307
Settlements made in cash or in kind during the period	(6,310)	(5,122)

Balance at the end of the period	$5,174	$6,103

At July 31, 2011 and 2010, the Company had deferred revenue for product extended warranty contracts of $6,528 and $4,150, respectively.

The Company currently has approximately $24,400 in revolving credit facilities with banks available for direct borrowings. The Company’s revolving credit facility agreements contains a number of covenants, including a covenant requiring the Company to maintain a tangible net worth (as defined in the revolving credit facility agreement) of no less than $255,000 as of the end of any fiscal quarter. The Company was in compliance with this covenant and all other covenants at July 31, 2011 with a tangible net worth of approximately $383,000. As of July 31, 2011, there were no direct borrowings or off-balance sheet arrangements.

In the fourth quarter of fiscal year 2011, the Company identified certain transactions involving our Danish subsidiary BK Medical, and certain of its foreign distributors, with respect to which the Company has raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and the Company’s business policies. The Company has voluntarily disclosed this matter to the Danish Government, the United States Department of Justice and the Securities and Exchange Commission. The Company has concluded that the transactions identified to date have been properly accounted for in its reported financial statements in all material respects. The Company is unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter and therefore, the Company has not recorded any liability with respect to this matter at July 31, 2011.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Leases and other commitments:

Certain of the Company’s subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with the Company’s operating leases was approximately $2,623, $2,560, and $3,539 in fiscal years 2011, 2010 and 2009, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 2011:

Operating Leases
Fiscal Year
2012	$2,109
2013	1,022
2014	905
2015	724
2016	572
Thereafter	2,249

$7,581

At July 31, 2011, the Company had outstanding non-cancelable purchase orders aggregating to $50,231. The purchase orders are for manufacturing and non-manufacturing related goods and services.

13. Other income (expense):

Other income (expense) consists primarily of interest income on short- and long-term marketable securities, gain or (loss) attributable to investments on unconsolidated affiliates, which the Company accounts for under the cost or equity method, and foreign exchange gains (losses).

The Company had foreign exchange losses totaling $678, $612, and $828 in fiscal years 2011, 2010 and 2009, respectively.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Beginning in fiscal year 2003, the Company decided to contribute 5% of its net income, as defined by the Plan, to the Plan. For fiscal years 2008, the Company decided to contribute to the Plan the greater of 5% of its net income, as defined by the Plan, or $1,200. Beginning in fiscal year 2009, the Company began matching employee contributions up to 4% of eligible compensation. The Company’s contributions to the Plan totaled $2,729, $2,632, and $2,792, in fiscal years 2011, 2010, and 2009, respectively.

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

The estimated net prior service cost, net transition asset, and net actuarial loss for the Anrad Plan that are expected to be amortized from stockholders’ equity into pension cost in fiscal year 2012 are $10, $28, and $222, respectively. Comparable amortized amounts of net prior service cost, net transition asset, and net actuarial loss in fiscal year 2011 were $10, $28, and $184, respectively.

Amounts Recognized in Accumulated Other Comprehensive Loss

	Year Ended July 31,
	2011	2010
Net actuarial loss	$(793)	$(191)

Net amount recognized	$(793)	$(191)

Net Periodic Benefit Cost

	July 31,
	2011	2010	2009

Service cost	$1,064	$982	$547
Interest cost	523	392	275
Expected return on plan assets	(568)	(429)	(355)
Amortization of transition asset obligations	(28)	(25)	(23)
Amortization of prior service costs	10	9	8
Amortization of net actuarial loss recognized	184	174	—

Total cost	$1,185	$1,103	$452

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Actuarial Assumptions

Actuarial assumptions for the Anrad Plan are described below. The discount rates at July 31 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year.

	July 31,
	2011	2010	2009
Discount rate	4.90%	5.50%	5.50%
Expected return on assets	6.25%	6.25%	6.50%
Salary increase	3.75%	4.00%	4.00%

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

Funding Policy

The funding policy for the Anrad Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. During fiscal years 2011, 2010, and 2009, the Company made contributions to the Anrad Plan of $1,168, $1,256, and $1,156, respectively, and made payments for benefits and administrative expenses of $209, $169, and $363, respectively. In fiscal year 2012, the Company expects to make contributions and payments for benefits and administrative expenses of $966 and $318, respectively.

Projected Benefit Obligation

	2011	2010
Balance at August 1	$8,965	$7,010
Current service cost	1,064	982
Foreign currency exchange loss	692	364
Interest cost	523	392
Net actuarial loss	1,266	242
Plan participant contributions	192	104
Benefit payments	(156)	(129)

Balance at July 31	$12,546	$8,965

Accumulated Benefit Obligation

ABO balances for the Anrad Plan were $5,952 and $5,532 at July 31, 2011 and 2010, respectively.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair Value of Plan Assets

	2011	2010
Balance at August 1	$7,965	$5,846
Actual return on plan assets	1,168	577
Employer contributions	754	1,256
Plan participant contributions	192	104
Benefits paid	(156)	(129)
Foreign currency exchange (gain) loss	613	311

Balance at July 31	$10,536	$7,965

Plan Assets

The Anrad Plan assets are held in trust, as follows:

	July 31, 2011		July 31, 2010
	Target allocation	Actual allocation	Actual allocation
Equity securities	65.0%	63.0%	66.0%
Debt securities	35.0%	37.0%	34.0%

Total	100.0%	100.0%	100.0%

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair value of the Anrad pension assets by asset category at July 31, 2011 and 2010 were as follows:

	Fair Value Measurements at July 31, 2011
Assets	Quoted Prices in Active Markets for Indentical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Mutual funds (a)	$—	$—	$10,536	10,536

Total	$—	$—	$10,536	$10,536

	Fair Value Measurements at July 31, 2010
Assets	Quoted Prices in Active Markets for Indentical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Mutual funds (a)	$—	$—	$7,965	7,965

Total	$—	$—	$7,965	$7,965

(a)	-This comprises debt and equity securities which have an underlying value traded on an active market based on the closing price of each trading day.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	July 31, 2011	July 31, 2010
Balance at beginning of fiscal year	$7,965	$5,846
Actual return on plan assets
Relating to assets still held at end of fiscal year	812	616
Relating to assets sold during the period
Purchases, sales, and settlements	1,146	1,192
Transfers in and/or out of Level 3
Foreign currency exchange gain/(loss)	613	311

Balance at end of fiscal year	$10,536	$7,965

Estimated Future Benefit Payments

Estimated future benefit payments under the Anrad Plan are as follows:

2012	2013	2014	2015	2016	2017-21
$265	$280	$282	$302	$330	$2,100

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Funded Status

The amounted recognized on Company’s balance sheet for the Anrad Plan were as follows:

	July 31,
	2011	2010
Noncurrent liabilities	$(2,010)	$(1,000)

Net balance sheet asset (liability)	$(2,010)	$(1,000)

15. Income taxes:

A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,
	2011	2010	2009
U.S. Federal statutory tax rate	35%	35%	-35%
State income taxes, net of federal tax benefit	-2%	-1%	-60%
Incentive stock options net of disqualified dispositions	0%	0%	14%
Domestic production benefit	-2%	-2%	-5%
General business credit	-10%	-2%	-171%
Valuation allowance	0%	3%	-85%
Effect of international operations	-3%	-4%	-7%
Increase (decrease) in tax reserves	5%	-3%	3%
Nondeductable meals and entertainment	0%	0%	3%
Lobbying expense	0%	0%	13%
Other items, net	-2%	0%	0%

Effective tax rate	21%	26%	-330%

The components of the provision (benefit) for income taxes on continuing operations are as follows:

	July 31,
	2011	2010	2009
Current income taxes (benefit):
Federal	$5,461	$7,723	$(3,902)
State	534	344	(54)
Foreign	(37)	(183)	73

	5,958	7,884	(3,883)

Deferred income taxes (benefit):
Federal	(113)	(2,361)	1,961
State	167	107	309
Foreign	(1,700)	38	(3,434)

	(1,646)	(2,216)	(1,164)

	$4,312	$5,668	$(5,047)

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income (loss) from continuing operations before income taxes from domestic and foreign operations is as follows:

	July 31,
	2011	2010	2009
Domestic	$15,676	$16,336	$(2,984)
Foreign	5,256	5,131	1,454

	$20,932	$21,467	$(1,530)

Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	July 31,
	2011	2010
Depreciation related	$(4,523)	$(3,314)
Goodwill and intangibles	2,168	2,452
Compensation	9,863	6,482
Accruals and reserves	4,149	3,966
Comprehensive income	2,849	3,225
Net operating loss and credit carryforwards	6,730	7,272
Other	538	1,023

	$21,774	$21,106
Valuation allowance	(5,167)	(4,890)

Total deferred taxes	$16,607	$16,216

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

As of July 31, 2011, the Company had net operating loss carryforwards in Belgium of approximately $4,465 which have no expiration date and losses of $591 in China, which will expire in 2015. As of July 31, 2011, the Company also had state tax credit carryforwards of $7,722 that will expire in 2026.

Management has determined that it is more likely than not that the Company will not recognize the benefit of certain foreign losses, state losses, and tax credits and, as a result, valuation allowances have been established at July 31, 2011 and July 31, 2010. The change in the valuation allowance in fiscal year 2010 is primarily the result of the reduction of the valuation allowance of the operation in China of $229 and the addition of state tax credits where use cannot be assured.

Management performs a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on its income tax returns.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the changes in the Company’s unrecognized income tax benefits for fiscal years 2011 and 2010:

	2011	2010
Balance as of beginning of fiscal year	$12,124	$12,877
Increases based on tax positions related to current year	1,180	733
Increases for tax positions of prior years	3,455	—
Decreases for tax positions of prior years	(37)	(33)
Decreases due to settlements with taxing authorities	(111)	(411)
Decreases due to lapse of the applicable statute of limitations	(387)	(1,001)
Adjustment due to foreign exchange rate	26	(41)

Balance as of end of fiscal year	$16,250	$12,124

Net interest as of end of fiscal year	$1,485	$1,270

The unrecognized tax benefits have increased to $16,250 at July 31, 2011 and, if recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $16,250 would reduce the Company’s effective tax rate.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters through fiscal year 2002 and for fiscal years 2004 through 2007. In the next four fiscal quarters, the statute of limitations may close on the 2003 and 2008 federal and state income tax returns. It is reasonably expected that net unrecognized benefits of $10,831 and related interest of approximately $1,300 from these jurisdictions may be recognized within the next four quarters. During fiscal year 2011, the Company reversed $498 of tax reserves due to the expiration of federal, state and foreign statutes of limitation and the effective settlements of foreign and domestic tax audits. During fiscal year 2010, the Company reversed $1,750 of tax reserves due to the expiration of statutes of limitations, which were partially offset by additional provisions for agreed federal and state adjustments and typical taxes owed related to the Company’s operations in that period.

The Company accrues interest and, if applicable, penalties for uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At July 31, 2011 and 2010, the Company had approximately $1,485 and $1,270, respectively, accrued for interest on uncertain tax benefits.

Refundable and deferred income taxes at July 31, 2011 consisted of deferred tax assets of $8,389 and refundable income tax assets of $1,288. Refundable and deferred income taxes at July 31, 2010 consisted of deferred tax assets of $7,672 and refundable income tax assets of $1,188. The refundable income tax assets include expected federal, state, and foreign refunds that are expected to be received within the next twelve months.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16. Quarterly results of operations (unaudited):

The following is a summary of unaudited quarterly results of operations for fiscal years 2011 and 2010:

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$103,822	$117,253	$117,171	$135,349
Gross profit	39,019	40,809	44,160	48,975
Income from continuing operations	1,381	5,296	4,318	5,625
Diluted income per share from continuing operations	$0.11	$0.42	$0.35	$0.45

	Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$92,806	$101,533	$105,472	$115,002
Gross profit	29,862	38,021	37,918	42,096
Income (loss) from continuing operations	(190)	3,887	5,092	7,010
Diluted income (loss) per share from continuing operations	$(0.01)	$0.31	$0.40	$0.55

17. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Year Ended July 31,
	2011	2010	2009
Accounts and notes receivable	$(14,318)	$(12,703)	$34
Inventories	(17,439)	(7,435)	(800)
Other assets	2,578	(2,506)	(415)
Refundable income taxes	(315)	2,831	5,556
Accounts payable, trade	11,925	2,654	(4,669)
Accrued liabilities	4,039	2,489	(3,560)
Other liabilities	2,405	625	569
Advance payments and deferred revenue	(54)	1,535	(3,699)
Accrued income taxes	1,298	2,387	(341)

Net changes in operating assets and liabilities	$(9,881)	$(10,123)	$(7,325)

Supplemental disclosure of non-cash investing activities:

The Company accrued milestone payments towards the construction of a manufacturing facility in Shanghai, China, of $1,785 during fiscal year 2011 that were not paid as of July 31, 2011. The Company expects to pay the $1,785 in the first quarter of fiscal year 2012.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18. Segment and geographic information:

The table below presents information about the Company’s reportable segments:

	Year Ended July 31,
	2011	2010	2009
Net Revenue:
Medical Technology from external customers:
Medical Imaging	$326,113	$274,241	$255,205
Ultrasound	96,356	89,986	82,599

Total Medical Technology	422,469	364,227	337,804
Security Technology from external customers	51,126	50,586	49,056

Total	$473,595	$414,813	$386,860

Income (loss) from operations
Medical Technology:
Medical Imaging (A)	$18,568	$12,941	$(7,270)
Ultrasound (B)	(4,807)	1,941	(2,374)

Total Medical Technology	13,761	14,882	(9,644)
Security Technology (C)	6,975	6,438	5,148

Total income (loss) from operations	20,736	21,320	(4,496)
Total other income, net (D)	196	147	2,966

Income (loss) from continuing operations before income taxes	$20,932	$21,467	$(1,530)

	July 31,
	2011	2010	2009
Identifiable assets:
Medical Imaging (E)	$210,792	$186,494	$162,764
Ultrasound	109,235	88,873	92,551
Security Technology	23,644	17,506	11,849

Total reportable segment assets	343,671	292,873	267,164
Corporate and discontinued operation assets (F)	177,881	192,903	196,950

Total assets	$521,552	$485,776	$464,114

(A)	Includes restructuring charges of $2,829 for fiscal year 2011. Includes restructuring charges of $527 for fiscal year 2010. Includes restructuring charges of $4,581 and $811 for settlement of a dispute with a customer in fiscal year 2009.
(B)	Includes restructuring charges of $3,668 for fiscal year 2011. Includes restructuring charges of $1,591 for fiscal year 2009.
(C)	Includes restructuring of $569 for fiscal year 2011. Includes restructuring of $163 for fiscal year 2010. Includes restructuring and voluntary retirement charges of $426 for fiscal year 2009.
(D)	Includes the gains from the receipt of escrow proceeds of $838 during fiscal years 2009 related to the sale of an investment in another company during fiscal year 2007. Includes interest income of $711, $633, and $2,564 in fiscal years 2011, 2010, and 2009, respectively.
(E)	Includes goodwill and net intangible assets from acquisitions of $1,849 and $35,503, respectively, at July 31, 2011, and $1,849 and $37,861, respectively, at July 31, 2010.
(F)	Includes cash equivalents and marketable securities of $135,069, $134,219, and $131,084 as of July 31, 2011, 2010, and 2009, respectively.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Information regarding geographic areas for fiscal years 2011, 2010, and 2009 are as follows:

Fiscal Year		United States	Japan	Germany	Netherlands	Other	Total
2011	Net revenue from external customers	$161,720	$76,429	$56,330	$51,600	$127,516	$473,595
	Long-lived assets of continuing operations	42,212				42,539	84,751
2010	Net revenue from external customers	$139,474	$72,545	$49,358	$50,011	$103,425	$414,813
	Long-lived assets of continuing operations	37,251	—	—	—	35,375	72,626
2009	Net revenue from external customers	$146,083	$67,984	$46,497	$44,653	$81,643	$386,860
	Long-lived assets of continuing operations	39,600	—	—	—	39,267	78,867

Revenues are attributed to countries based on the location of the Company’s customers.

Other long-lived assets are primarily in Denmark, China, and Canada.

19. Common stock repurchases:

On December 9, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $30,000 of the Company’s common stock. The repurchase program will be funded using the Company’s available cash. During fiscal year 2011, the Company repurchased and retired 300,289 shares of Common Stock under this repurchase program for $15,187 at an average purchase price of $50.57 per share. Included in the $15,187 paid for the common stock under this program was $9 of commissions and fees to the Company’s broker.

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

20. Related party transactions:

At July 31, 2011, the Company had a net advance payments and deferred revenue balance of $474 from its China-based affiliate. At July 31, 2010, the Company had a net advance payments and deferred revenue balance of $954 from its China-based affiliate. Sales to this China-based affiliate for fiscal years 2011, 2010, and 2009 were approximately $2,808, $1,289, and $1,915, respectively. On July 25, 2011, the Company entered into an agreement, within an expected closing date in the first quarter of the fiscal year ending July 31, 2012, to sell its remaining interest of 25% in its China-based affiliate for $2,500. The book value of the interest in the China-based affiliate was $0, and the Company expects to record a gain of $2,500.

In April 2010, the Company invested $1,900 in a start-up company with proprietary technology expected to be utilized in the Company’s Ultrasound segment. The Company has received $2,438 and $438 of engineering services from this start-up Company during fiscal years 2011 and 2010, respectively.

21. Subsequent events:

On September 20, 2011, the Company announced that its Board, on September 15, 2011, declared a dividend of $0.10 per common share payable on October 18, 2011 to stockholders of record on October 5, 2011.

ANALOGIC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended July 31, 2011	$616	$509	$(526)	599
Year ended July 31, 2010	728	587	(699)	616
Year ended July 31, 2009	998	427	(697)	728

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended July 31, 2011 income tax valuation allowance	$4,890	$506	$(229)	$5,167
Year ended July 31, 2010 income tax valuation allowance	4,109	781	—	$4,890
Year ended July 31, 2009 income tax valuation allowance	4,647	1,282	(1,820)	$4,109

Changes in valuation allowance represents changes in Federal, state and foreign tax attributes for which the Company believes it is more likely than not that they will not be able to utilize.

INDEX TO EXHIBITS

		Title	Incorporated by Reference to
	2.1	Shares Purchase Agreement, dated as of January 30, 2008, between Analogic Corporation and Chonqing Anke Medical Equipment Co.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.2	Termination Agreement, dated as of January 30, 2008, between Analogic Corporation and Shenzhen Anke High-Tech Company Limited	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.3	Agreement and Plan of Merger, dated as of March 5, 2008, by and among Analogic Corporation, Canton Merger Corporation, Copley Controls Corporation (“Copley”), the Principal Shareholders of Copley named therein, the Additional Shareholders of Copley named therein and Matthew Lorber, as the Securityholders’ Representative	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2008

	2.4	Purchase and Sale Agreement, dated as of October 14, 2010, by and among Analogic Corporation, Anadventure II Corporation, and Sigma Phi Alpha Corporation	Exhibit 2.1 to the Company’s Current Report on Form 8-k filed on October 14, 2010

	3.1	Restated Articles of Organization, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009

	3.2	By-laws, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010

*	10.1	Form of Indemnity Agreement	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

*	10.2	Form of Indemnity Agreement for Directors and Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2007

*	10.3	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2006

*	10.4	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.5	Employee Qualified Stock Purchase Plan dated June 10, 1986, as amended October 9, 1997 and October 15, 2002	Exhibit 10.1 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on July 24, 2003

*	10.6	Key Employee Incentive Stock Option Plan dated June 11, 1993, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

		Title	Incorporated by Reference to
*	10.7	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.8	Form of Stock Option Grant for 1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.9	Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.10	Form of Stock Options Grant for Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.11	Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004

*	10.12	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.13	2007 Stock Option Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.14	Form of Stock Option Award Agreement for 2007 Stock Option Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.15	2007 Restricted Stock Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.16	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan used for awards granted prior to October 14, 2009	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.17	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan used for awards granted on October 14, 2009	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010

*	10.18	Analogic Corporation 2009 Stock Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010

*	10.19	Form of Performance-Based Restricted Stock Unit Award Agreement for the Analogic Corporation 2009 Stock Incentive Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2010

*	10.20	Form of Time-Based Restricted Stock Unit Agreement for 2009 Stock Incentive Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the six months ended January 31, 2010

		Title	Incorporated by Reference to
*	10.21	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the six months ended January 31, 2010

*	10.22	Non-Employee Director Stock Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008

*	10.23	Nonqualified Deferred Compensation Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008

*	10.24	Analogic 401(k) Plan (January 1, 2007 Restatement)	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.25	Form of Notice to Executive Officers (who are Business Unit heads) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2011	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2011

*	10.26	Form of Notice to Executive Officers (at Vice President or higher level) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2011	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2010

*	10.27	Form of Notice to Executive Officers (at Vice President or higher level) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2010	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2009

*	10.28	Form of Notice to Executive Officers (who are Business Unit heads) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2010	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2009

*	10.29	Letter Agreement between Analogic Corporation and Mervat Faltas, dated March 31, 2010 and accepted and agreed to by Ms. Faltas on April 29, 2010	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2011

*	10.30	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007 and accepted and agreed to by Mr. Green on May 1, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007

*	10.31	Amendment, dated December 24, 2008, to the Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.32	Letter Agreement, dated as of November 23, 2007, between Analogic Corporation and Bernard M. Gordon	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2007

*	10.33	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007

		Title	Incorporated by Reference to
*	10.34	Amendment, dated December 24, 2008, to Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.35	Form of Change of Control Agreement for Certain Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007

*	10.36	Incumbent Director Resignation Policy	Appendix C to the Company’s Definitive Proxy Statement dated November 28, 2008 for the Company’s Annual Meeting of Stockholders held January 26, 2009

*	10.37	Severance Plan for Management Employees, as Amended and Restated, effective as of December 31, 2008	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.38	Employment Agreement, dated June 8, 2009, between Analogic Corporation and Michael L. Levitz	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2009

	10.39	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005

	21	List of Subsidiaries

	23	Consent of PricewaterhouseCoopers LLP

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement