Form 10-Q
period 2011-10-31
ANALOGIC CORP
filed 2011-12-09
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 2011

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

The number of shares of common stock outstanding at November 30, 2011 was 12,229,160.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	October 31, 2011	July 31, 2011
Assets
Current assets:
Cash and cash equivalents	$151,106	$169,656
Accounts receivable, net of allowance for doubtful accounts of $855 and $599 as of October 31, 2011 and July 31, 2011, respectively	85,882	88,558
Inventories	109,532	105,483
Refundable and deferred income taxes	7,179	9,677
Other current assets	9,230	9,839
Total current assets	362,929	383,213

Property, plant, and equipment, net	85,014	83,157
Goodwill and intangible assets, net	38,486	39,252
Other assets	6,433	7,711
Deferred income tax assets	8,552	8,219
Total Assets	$501,414	$521,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,445	$37,478
Accrued liabilities	32,713	41,438
Advance payments and deferred revenue	9,455	9,249
Accrued income taxes	693	661
Total current liabilities	77,306	88,826

Long-term liabilities:
Accrued income taxes	5,433	5,322
Other long-term liabilities	4,112	3,932
Total long-term liabilities	9,545	9,254
Commitments and guarantees (Note 15)

Stockholders’ equity:
Common stock, $.05 par value	614	627
Capital in excess of par value	86,504	85,407
Retained earnings	318,256	325,941
Accumulated other comprehensive income	9,189	11,497
Total stockholders’ equity	414,563	423,472
Total Liabilities and Stockholders’ Equity	$501,414	$521,552

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2011	2010
Net revenue:
Product	$114,007	$96,689
Engineering	3,850	7,133
Total net revenue	117,857	103,822
Cost of sales:
Product	71,231	59,056
Engineering	3,600	5,747
Total cost of sales	74,831	64,803
Gross profit	43,026	39,019
Operating expenses:
Research and product development	15,267	13,904
Selling and marketing	10,465	9,608
General and administrative	11,710	9,747
Restructuring	-	3,562
Total operating expenses	37,442	36,821
Income from operations	5,584	2,198
Other income (expense):
Interest income	136	218
Other, net	175	(276)
Total other income (expense), net	311	(58)
Income from continuing operations before income taxes	5,895	2,140
Provision for income taxes	1,869	759
Income from continuing operations	4,026	1,381
Income from discontinued operations (net of income tax provision of $168)	-	289
Gain on disposal of discontinued operations (net of income tax provision of $505)	-	924
Net income	$4,026	$2,594
Basic net income per share:
Income from continuing operations	$0.32	$0.11
Income from discontinued operations, net of tax	-	0.02
Gain on disposal of discontinued operations, net of tax	-	0.08
Basic net income per share	$0.32	$0.21
Diluted net income per share:
Income from continuing operations	$0.32	$0.11
Income from discontinued operations, net of tax	-	0.02
Gain on disposal of discontinued operations, net of tax	-	0.07
Diluted net income per share	$0.32	$0.20
Weighted average shares outstanding:
Basic	12,437	12,623
Diluted	12,548	12,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$4,026	$2,594
Less:
Income from discontinued operations	-	289
Gain on disposal of discontinued operations	-	924
Income from continuing operations	4,026	1,381
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Benefit from deferred income taxes	2,017	515
Depreciation and amortization	4,794	4,334
Allowance for doubtful accounts	325	36
Net (gain) loss on sale of property, plant, and equipment	(2)	21
Share-based compensation expense	2,251	1,782
Excess tax provision for share-based compensation	45	112
Net changes in operating assets and liabilities, net of acquired business (Note 12)	(10,653)	(7,724)
NET CASH PROVIDED BY CONTINUING OPERATIONS FOR OPERATING ACTIVITIES	2,803	457
NET CASH USED FOR DISCONTINUED OPERATIONS FOR OPERATING ACTIVITIES	-	(335)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,803	122

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net	-	10,467
Additions to property, plant, and equipment	(6,815)	(3,700)
Proceeds from the sale of property, plant, and equipment	-	22
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(6,815)	6,789

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	(20)	(22)
Excess tax provision for share-based compensation	(45)	(112)
Purchase of common stock	(11,808)	-
Dividends paid to shareholders	(1,337)	(1,308)
NET CASH USED FOR FINANCING ACTIVITIES	(13,210)	(1,442)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,328)	1,106

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,550)	6,575

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,656	169,254

CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,106	$175,829
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$(13)	$(2,487)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation (“Analogic” or the “Company”) provides advanced healthcare and security technology solutions to customers around the world. The Company provides advanced imaging systems and technology that enable computed tomography (“CT”), ultrasound, digital mammography, and magnetic resonance imaging (“MRI”) in medical applications, as well as automated threat detection for aviation security. The Company’s CT, MRI, digital mammography, and ultrasound transducer products are sold to original equipment manufacturers (“OEMs”). The Company’s BK Medical branded ultrasound systems, used in procedure-driven markets such as urology, guided surgery, and anesthesia, are sold to clinical end users through the Company’s direct sales force. The Company’s top ten customers combined for approximately 62% and 66% of the Company’s total net revenue for the three months ended October 31, 2011 and 2010, respectively. The Company had three customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during the three months ended October 31, 2011 or 2010.

	Three Months Ended October 31,
	2011	2010
Koninklijke Philips Electronics N.V. (“Philips”)	16%	14%
Toshiba Corporation (“Toshiba”)	12%	11%
Siemens AG (“Siemens”)	11%	( *)

Note (*): Total net revenue was less than 10% in this period.

Philips accounted for 17% of net accounts receivable at October 31, 2011 and July 31, 2011, respectively. Siemens accounted for 12% of net accounts receivable at October 31, 2011.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10% to 50%, and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three months ended October 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2012 (“fiscal year 2012”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2011 (“fiscal year 2011”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on October 4, 2011. The accompanying unaudited Consolidated Balance Sheet as of July 31, 2011 contains data derived from audited financial statements.

Basis of Presentation

Certain financial statement items have been reclassified to conform to the current period presentation.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. Recent accounting pronouncements:

Recently adopted

Impairment testing

In December 2010, the Financing Accounting Standards Board (the “FASB”) issued guidance modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance was effective for the Company on August 1, 2011, and will apply to its impairment testing to be performed in the three months ending January 31, 2012, and it is not expected to have a material impact on its financial position, results of operations and cashflows.

In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update will be effective for the Company in its first quarter of fiscal year 2012. The update may reduce the complexity and costs of testing goodwill for impairment, but otherwise is not expected to have a material impact on its consolidated financial position, annual results of operations or cash flows.

Business combinations and noncontrolling interests

In December 2010, the FASB issued guidance specifying that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective for the Company prospectively for material business combinations for which the acquisition date was on or after August 1, 2011.

Not yet effective

Fair value measurements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Early adoption is prohibited. This guidance is effective for the Company on February 1, 2012 and the Company is currently evaluating the impact, if any, of this new accounting update on its financial position, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for annual periods beginning after December 15, 2011 and annual and interim periods thereafter. The update is applied retrospectively, and early adoption is permitted. This guidance is effective for the Company on August 1, 2012 and will have no impact on its financial position, results of operations, or cash flows.

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

Revenues and net income for the hotel business for the three months ended October 31, 2010 were as follows:

Three Months Ended October 31, 2010
Total net revenue	$2,906
Net income	289

4. Share-based compensation:

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended October 31,
	2011	2010
Cost of product sales	$132	$118
Research and product development	619	519
Selling and marketing	253	203
General and administrative	1,247	942
Share-based compensation expense before tax	$2,251	$1,782

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s outstanding stock options granted during fiscal years 2012 and 2011. The Company estimates the fair value of performance based restricted stock and restricted stock units with market conditions based on the use of a Monte-Carlo Simulation Model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The weighted-average grant-date fair values of options granted were $14.86 and $15.50 per share during the three months ended October 31, 2011 and 2010, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the three months ended October 31, 2011 and 2010 as follows:

	Three Months Ended October 31,	Three Months Ended October 31,
	2011	2010
Expected option term (1)	5.34 years	4.74 years
Expected volatility factor (2)	38%	43%
Risk-free interest rate (3)	0.95%	1.18%
Expected annual dividend yield (4)	0.87%	1.00%

(1)	The option life was determined by estimating the expected option life using historical data.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(2)	The stock volatility for each grant is determined based on the review of the weighted average of historical daily price changes of the Company’s Common Stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

In the year ended July 31, 2009 (“fiscal year 2009”), the Committee granted 45,751 performance awards under the Company’s 2007 Restricted Stock Plan. These shares vested if specific pre-established levels of performance were achieved at the end of a three-year performance cycle, which ended July 31, 2011. The performance goal for the performance awards was based solely on the compounded annual growth rate of an adjusted earnings per share metric for the Company. The actual number of shares issued was determined at the end of the three-year performance cycle and could have ranged from zero to 200% of the target award. The actual number of shares issued included the payment of dividends on the actual number of shares earned. The Company recognized compensation over the performance period based on the number of shares that were deemed to be probable of vesting at the end of the three-year performance cycle. The total number of shares that vested at July 31, 2011 was 9,665. The expense on these vested shares was approximately $569, of which $0 was recorded in the three months ended October 31, 2010.

In fiscal year 2010, the Committee granted 223,834 performance awards in the form of shares of restricted stock and restricted stock units pursuant to the Company’s 2007 Restricted Stock Plan and 2009 Stock Incentive Plan, of which 30,510 performance awards have been forfeited through October 31, 2011. These awards will vest as follows: 96,666 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s cumulative non-GAAP earnings per share and 96,658 will vest based upon achievement of certain targets over the three-year period ending July 31, 2012 with respect to the Company’s relative total shareholder return (“TSR”) as determined against a specified peer group. The actual number of shares/units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 386,648 shares/units. The issuance of the shares/units will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $7,747, based on a weighted average grant date fair value of $40.07 per share as determined by the closing price of the Company’s common stock on the date of grant. The Company is recognizing compensation expense over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of shares/units that are deemed to be probable of vesting at the end of the three-year performance cycle. As of October 31, 2011, the Company estimated that total non-GAAP earnings per share awards covering 83,672 shares/units with a value of $3,352 were deemed probable of vesting. The Company recognized compensation expense of $337 and $203 during the three months ended October 31, 2011 and 2010, respectively for the performance awards with the non-GAAP earnings per share target based on the number of shares deemed probable of vesting.

In fiscal year 2011, the Committee granted 217,233 performance awards in the form of shares of restricted stock units pursuant to the Company’s 2009 Stock Incentive Plan, of which 8,445 performance awards have been forfeited through October 31, 2011. These awards will vest as follows: 131,250 will vest based upon achievement of certain targets over the three-year period ending July 31, 2013 with respect to the Company’s cumulative non-GAAP earnings per share and 77,538 will vest based upon achievement of certain targets over the three-year period ending July 31, 2013 with respect to the Company’s relative TSR as determined against the Russell 2000 Index, of which the Company is a member. The actual number of units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award, or up to 417,576 units. The issuance of the units will be accompanied by the payment of accumulated dividends on the actual number of shares earned. The maximum compensation expense for the performance awards with the non-GAAP earnings per share target is $11,027, based on a weighted average grant date fair value of $42.01 per share as determined by the closing price of the Company’s common stock on the date of grant. The Company is recognizing compensation expense over the performance period for the performance awards with the non-GAAP earnings per share target based on the number of units that are deemed to be probable of vesting at the end of the three-year performance cycle. As of October 31, 2011, the Company estimated that total non-GAAP earnings per share awards covering 114,925 units with a value of $4,828 were deemed probable of vesting. The Company recognized compensation expense of $521 and $99 during the three months ended October 31, 2011 and 2010, respectively for the performance awards with the non-GAAP earnings per share target based on the number of shares deemed probable of vesting.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The compensation expense for the performance awards granted with a TSR target is estimated to be $3,666 and $4,462 for awards granted in fiscal year 2011 and fiscal year 2010, respectively. The compensation expense is being recognized on a straight-line basis, net of estimated forfeitures, over a derived service period of 2.8 and 2.7 years for the awards granted in fiscal years 2011 and 2010, respectively. The weighted average grant date fair values of awards granted with a TSR target was $54.27 during the three months ended October 31, 2010. No TSR awards were granted in the three months ended October 31, 2011. The fair value of awards with a TSR target at date of grant was estimated using a Monte-Carlo Simulation model with the following assumptions:

Three Months Ended October 31,
2010
Stock Price (1)	$41.96
Expected volatility factor (2)	49%
Risk-free interest rate (3)	0.73%
Expected annual dividend yield (4)	0.0%

(1)	The stock price is the weighted average closing price of the Company’s common stock on the dates of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

The following table sets forth the stock option and restricted stock award transactions from July 31, 2011 to October 31, 2011:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock Awards		Performance-Based Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units (1)	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2011	274,522	$55.18	4.34	$1,466	51,800	$44.90	447,244	$46.95
Granted	123,226	46.06			62,839	45.98	—	—
Exercised	(7,649)	40.39
Vesting of restricted stock					(10,664)	50.68	(9,665)	45.98
Cancelled (forfeited and expired)	(9,775)	47.55			(500)	58.41	(30,442)	55.18
Outstanding at October 31, 2011	380,324	52.72	5.18	$2,295	103,475	44.89	407,137	46.36
Options vested or expected to vest at October 31, 2011 (2)	366,396	52.99	5.12	2,173
Options exercisable at October 31, 2011	217,809	57.59	4.08	885

(1)	The number of performance-based unvested restricted stock awards is shown in this table at target. As of October 31, 2011, the maximum number of performance-based unvested restricted stock awards available to be earned is 814,274.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(2)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

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

The acquisition has been accounted for as an acquisition under authoritative guidance for business combinations. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a bargain purchase gain in the three months ended January 31, 2011.

The results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s unaudited consolidated financial statements beginning November 19, 2010.

The total purchase consideration is expected to be approximately $686 in cash, of which approximately $346 was paid at the closing. The purchase consideration also includes contingent consideration of $340, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired products over a two year period commencing on November 1, 2010. The Company estimated the contingent consideration based on probability weighted expected future cash flows, and it is included under other long term liabilities in the Consolidated Balance Sheet at October 31, 2011 and July 31, 2011, respectively. These cash flows were discounted at a rate of approximately 22.1%. The contingent consideration is marked to market at the end of each fiscal quarter. As of October 31, 2011 there was no change in the fair value of contingent consideration compared to the fair value estimated at November 19, 2010. Acquisition-related costs were insignificant.

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

The Company’s results would not have been materially different from its reported results had the acquisition occurred at the beginning of the three months ended October 31, 2010.

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

The Company’s cash equivalents at October 31, 2011 and July 31, 2011 are comprised primarily of demand deposits at highly rated financial institutions.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at October 31, 2011 and July 31, 2011:

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
	Fair Value Measurements at October 31, 2011 using
	Quoted Prices in Active Markets for Indentical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Carrying Value
Cash equivalents	$-		$9,600		$-		$9,600
Total assets	$-		$9,600		$-		$9,600
Contingent consideration	$-		$-		$340		$340
Total liabilities	$-		$-		$340		$340

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
	Fair Value Measurements at July 31, 2011 using
	Quoted Prices in Active Markets for Indentical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Carrying Value
Cash equivalents	$-		$9,600		$-		$9,600
Total assets	$-		$9,600		$-		$9,600
Contingent consideration	$-		$-		$340		$340
Total liabilities	$-		$-		$340		$340

7. Goodwill and other intangible assets:

The carrying amount of the goodwill at October 31, 2011 and July 31, 2011 was $1,849.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, a trade name, backlog, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the tradename as it is considered to have an indefinite life, are 0.5 to 14 years.

Intangible assets at October 31, 2011 and July 31, 2011 consisted of the following:

	October 31, 2011			July 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$12,191	$4,065	$8,126	$12,191	$3,762	$8,429
Customer relationships	25,440	6,436	19,004	25,440	5,973	19,467
Tradename	7,607	-	7,607	7,607	-	7,607
Backlog	70	70	-	70	70	-
In-process research and development	1,900	-	1,900	1,900	-	1,900
Total	$47,208	$10,571	$36,637	$47,208	$9,805	$37,403

Amortization expense related to acquired intangible assets was $766 and $733 for the three months ended October 31, 2011 and 2010, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2012 (remaining nine months)	2,297
2013	3,063
2014	3,063
2015	3,063
2016	2,975
$14,461

The Company’s goodwill and indefinite lived intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by the Company in connection with the acquisition of Copley Controls Corporation (“Copley”) on April 14, 2008. The trade name represents the value allocated to the Copley trade name in connection with the acquisition of Copley and is tested for impairment during the second quarter of each fiscal year. The in-process research and development is from an investment in a startup company with proprietary technology that the Company accounts for using the equity method and is tested for impairment during the second quarter of each fiscal year. The goodwill is part of the OEM reporting unit (the “Reporting Unit”), which the Company tests for impairment during the second quarter of each fiscal year.

8. Restructuring charge:

In the first quarter of fiscal year 2011, the Company recorded a restructuring charge of $3,562 for severance and personnel related costs of a plan it initiated to reduce its workforce by 104 employees worldwide. The purpose of this workforce reduction was to streamline its operations and consolidate its Denmark and Canton, Massachusetts manufacturing operations into its existing facilities. During the second quarter of fiscal year 2011, the Company recorded an adjustment of $134 for a change in estimate of severance and related benefit expenses related to this plan.

In the fourth quarter of fiscal year 2011, the Company recorded a restructuring charge of $3,587 for severance and personnel related costs of a plan to streamline its operations by reducing its workforce by 51 employees worldwide.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes charges related to accrued restructuring activity from July 31, 2010 through October 31, 2011:

	Involuntary Employee Severance	Facility Exit Costs	Total

Balance at July 31, 2010	$153	$722	$875
Restructuring charge	3,562	-	3,562
Cash payments	(238)	(189)	(427)
Foreign exchange	42	-	42
Balance at October 31, 2010	3,519	533	4,052
Adjustments	(134)	-	(134)
Cash payments	(609)	(121)	(730)
Foreign exchange	(59)	-	(59)
Balance at January 31, 2011	2,717	412	3,129
Cash payments	(529)	(155)	(684)
Foreign exchange	156	-	156
Balance at April 30, 2011	2,344	257	2,601
Restructuring charge	3,587	-	3,587
Adjustments	-	53	53
Cash payments	(836)	(155)	(991)
Foreign exchange	(60)	-	(60)
Balance at July 31, 2011	5,035	155	5,190
Cash payments	(1,926)	(155)	2,081
Foreign exchange	(93)	-	(93)
Balance at October 31, 2011	$3,016	$-	$3,016

The cash expenditures subsequent to October 31, 2011 of approximately $3,016 in employee severance will be paid within the next nine months.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	October 31, 2011	July 31, 2011
Accounts receivable, net of allowance:
Billed	$77,603	$81,314
Unbilled (A)	8,279	7,244
	$85,882	$88,558
Inventories:
Raw materials	$73,851	$75,434
Work-in-process	12,213	10,544
Finished goods	23,468	19,505
	$109,532	$105,483
Accrued liabilities:
Accrued employee compensation and benefits	$15,432	$21,521
Accrued restructuring charges	3,016	5,190
Accrued warranty	5,250	5,174
Other	9,015	9,553
	$32,713	$41,438
Advance payments and deferred revenue:
Deferred revenue	$7,169	$7,380
Customer deposits	2,286	1,869
	$9,455	$9,249

(A)	Total unbilled receivables at October 31, 2011 and July 31, 2011 were $11,190 and $11,617, respectively. At October 31, 2011 and July 31, 2011, the long-term portion of unbilled receivables of $2,911 and $4,373, respectively, was included in non-current other assets.

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

	Three Months Ended October 31,
	2011	2010
Income from continuing operations	$4,026	$1,381
Income from discontinued operations, net of tax	-	289
Gain on disposal of discontinued operations, net of tax	-	924
Net income	$4,026	$2,594

Weighted average number of common shares outstanding-basic	12,437,000	12,623,000
Effect of dilutive securities:
Stock options and restricted stock awards	111,000	54,000
Weighted average number of common shares outstanding-diluted	12,548,000	12,677,000

Basic net income per share:
Income from continuing operations	$0.32	$0.11
Income from discontinued operations, net of tax	-	0.02
Gain on disposal of discontinued operations, net of tax	-	0.08
Basic net income per share	$0.32	$0.21
Diluted net income per share:
Income from continuing operations	$0.32	$0.11
Income from discontinued operations, net of tax	-	0.02
Gain on disposal of discontinued operations, net of tax	-	0.07
Diluted net income per share	$0.32	$0.20
Anti-dilutive shares related to outstanding stock options and unvested restricted stock	274,000	227,000

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported as a component of stockholders’ equity. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended October 31,
	2011	2010
Net income	$4,026	$2,594

Other comprehensive income, net of taxes:

Pension adjustment, net of a tax benefits of $10 for the three months ended October 31, 2010.	—	(19)

Foreign currency translation adjustment, net of a tax benefit of $208 for the three months ended October 31, 2010.	(2,310)	4,884
Total comprehensive income	$1,716	$7,459

The components of accumulated other comprehensive income, net of taxes, at October 31, 2011 and July 31, 2011 are as follows:

	October 31, 2011	July 31, 2011
Pension adjustment	$(3,079)	$(3,079)
Foreign currency translation adjustment	12,268	14,576
Total	$9,189	$11,497

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities, net of acquired business, were as follows:

	Three Months Ended October 31,
	2011	2010
Accounts receivable	$3,211	$(3,701)
Inventories	(4,316)	(7,828)
Other assets	(144)	(680)
Accounts payable	(2,022)	9,757
Accrued liabilities	(7,190)	(4,723)
Other liabilities	179	1,023
Advance payments and deferred revenue	371	(636)
Accrued income taxes	(742)	(936)
Net changes in operating assets and liabilities	$(10,653)	$(7,724)

Supplemental disclosure of non-cash investing activities from continuing operations were as follows:

The Company accrued milestone payments towards the construction of a manufacturing facility in Shanghai, China, of $1,050 during the three months ended October 31, 2011 that were not paid as of October 31, 2011. The Company expects to pay the $1,050 in the second quarter of fiscal year 2012.

13. Taxes:

The following table presents the provision for income taxes and the effective income tax rates for the three months ended October 31, 2011 and 2010:

	Three Months Ended October 31,
	2011	2010
Provision for income taxes	$1,869	$759
Effective tax rate	32%	35%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate for the three months ended October 31, 2011 of 32% was lower than the federal statutory rate due primarily to lower foreign tax rates and the federal research and experimentation credit.

The effective tax rate of 35% for the three months ended October 31, 2010 was higher due to the expiration of the federal research and experimentation credit on December 31, 2009 and from losses in the Company’s recently established subsidiary in Shanghai, China that are currently subject to a valuation allowance. These items were offset by lower foreign taxes.

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, were as follows for the dates indicated:

October 31, 2011	July 31, 2011
$16,361	$16,250

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable except as described below, would impact the Company’s effective tax rate.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of October 31, 2011, the Company has concluded all U.S. Federal income tax matters through the year ended July 31, 2002 and for the years ended July 31, 2004 through 2007. Subsequent to October 31, 2011, the Company was informed by the Internal Revenue Service (“IRS”) that its audit of federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008 had been completed and that the Company should expect to receive a refund of Federal research and experimentation credits that carryover from the fiscal years 1991 through 2000. The benefit, including interest, is expected to be approximately $10,000. Once the refund is realized, the Company expects to recognize the tax benefit of approximately $10,000, less related contingent professional fees of approximately $2,700, which will be recorded in general and administrative expenses. In connection with the conclusion of the IRS audit, the Company also expects to record a reversal of related tax reserves of approximately $2,100.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At October 31, 2011 and July 31, 2011, the Company had approximately $1,525 and $1,485, respectively, accrued for interest and penalties on unrecognized tax benefits.

14. Segment information:

The Company has three reportable segments: Medical Imaging, Ultrasound, and Security Technology. At the end of fiscal year 2011, the Company combined its OEM Ultrasound transducer business, which has previously been reported in the Medical Imaging segment, with its BK Medical direct Ultrasound systems business in the Ultrasound segment, under one management team. The combined business is now reported as the Ultrasound segment consistent with how the Company’s principal executive officer began monitoring the business in the first quarter of fiscal year 2012. Medical Imaging consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment and direct conversion digital x-ray detectors for mammography sold primarily through OEM customers. Ultrasound consists of ultrasound systems and transducers for the urology, ultrasound-guided surgery and radiology markets sold primarily through the Company’s direct sales force. Security Technology consists of advanced weapon and threat detection aviation security systems and subsystems sold primarily through OEM customers. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2011.

The table below presents information about the Company’s reportable segments. All periods presented have been revised accordingly to reflect the new reporting segments.

	Three Months Ended October 31,
	2011	2010
Net Revenue:
Medical Imaging	$72,674	$64,164
Ultrasound	34,601	28,351
Security Technology	10,582	11,307
Total	$117,857	$103,822

Income (loss) from operations
Medical Imaging (A)	$5,482	$1,687
Ultrasound (B)	(341)	(606)
Security Technology (C)	443	1,117
Total income from operations	5,584	2,198
Total other income (expense), net	311	(58)
Income from continuing operations before income taxes	$5,895	$2,140

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	October 31, 2011	July 31, 2011
Identifiable assets:
Medical Imaging	$194,107	$190,530
Ultrasound	126,663	129,497
Security Technology	20,440	23,644
Total reportable segment assets	341,210	343,671
Corporate assets (D)	160,204	177,881
Total assets	$501,414	$521,552

(A)	Includes restructuring charge of $1,537 for the three months ended October 31, 2010.
(B)	Includes restructuring charge of $1,582 for the three months ended October 31, 2010.
(C)	Includes restructuring charge $443 for the three months ended October 31, 2010.
(D)	Includes cash and cash equivalents of $118,130 and $135,069 at October 31, 2011 and July 31, 2011, respectively.

15. Commitments and guarantees:

Guarantees and Indemnification Obligations

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2011.

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

The following table presents the Company’s product warranty liability for the three months ended October 31, 2011 and 2010:

	Three Months Ended October,
	2011	2010
Balance at the beginning of the period	$5,174	$6,103
Accrual	1,962	1,392
Settlements made in cash or in kind during the period	(1,886)	(1,534)
Balance at the end of the period	$5,250	$5,961

At October 31, 2011 and July 31, 2011, the Company had deferred revenue for product extended warranty contracts of $6,589 and $6,528, respectively.

Revolving Credit Agreements

On October 11, 2011, the Company entered into a five-year revolving credit agreement (“Credit Agreement”) with three banks for which Sovereign Bank acts as Administrative Agent. The Credit Agreement provides $100,000 in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at the Company’s option without penalty. The Credit Agreement replaces a $20,000 credit facility with Sovereign Bank which has been renewed annually since 2001 and was terminated in connection with the new facility.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $150,000 in aggregate. The Company is the sole borrower under the Credit Agreement. The obligations under the new credit facility are guaranteed by the Company’s material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of the Company’s principal international subsidiary.

Interest rates on borrowings outstanding under the credit facility would range from 1.25% to 2.00% above the LIBOR rate, or, at the Company’s option would range from 0.00% to 1.00% above the defined base rate, in each case based upon the Company’s leverage ratio. A quarterly commitment fee ranging from 0.20% to 0.35% per annum is applicable on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.

The Credit Agreement limits the Company and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis. In addition, the Credit Agreement requires Analogic to maintain the following financial ratios:

•	A leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA of no greater than 2.75:1.00 at any time; and

•	An interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated interest charges of no less than 3.00:1.00 at any time.

At October 31, 2011, the Company’s leverage ratio was 0.01 the Company’s interest coverage ratio was infinite as it had no attributable interest expense. As of October 31, 2011, the Company was in full compliance with all financial and operating covenants.

Any failure to comply with the financial or operating covenants of the credit facility would prevent the Company from being able to borrow and would also constitute a default, permitting the lenders to, among other things, accelerate repayment of outstanding borrowings, including all accrued interest and fees, and to terminate the credit facility. A change in control of the Company, as defined in the Credit Agreement, would also constitute an event of default, permitting the lenders to accelerate repayment and terminate the Credit Agreement.

In connection with the entering into this facility, the Company incurred approximately $500 of transactions costs, which are being expensed over the five-year life of the credit facility.

The Company currently also has approximately $4,000 in other revolving credit facilities with banks available for direct borrowings.

The Company did not have any borrowing outstanding under credit facilities at October 31, 2011 and July 31, 2011.

Investigation Regarding our Danish Subsidiary

As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2011, the Company has identified transactions involving our Danish subsidiary, BK Medical, and certain of its foreign distributors, with respect to which the Company has raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and its business policies. The Company has voluntarily disclosed this matter to the Danish government, the United States Department of Justice, and the Securities and Exchange Commission. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter. The Company has concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects. The Company has terminated the employment of certain BK Medical employees that were involved in the transactions. The Company is winding down its relationship with certain of the BK Medical distributors, and is evaluating its relationship with certain other of the BK Medical distributors, that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom the Company has decided to wind down, or are otherwise evaluating its relationship, represented less than 1% of the Company’s total revenue in fiscal year 2011 and less than 2% of the Company’s total revenue in the first quarter of fiscal year 2012. During the first quarter of fiscal 2012, we incurred employee severance costs of approximately $400 and inquiry-related costs of approximately $997 in connection with this matter.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16. Common stock repurchase:

On December 9, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $30,000 of the Company’s common stock. The repurchase program will be funded using the Company’s available cash. During the three months ended October 31, 2011, the Company repurchased and retired 231,700 shares of Common Stock under this repurchase program for $11,808 at an average purchase price of $50.96 per share. As of October 31, 2011, the Company repurchased and retired 531,989 shares of Common Stock under this repurchase program for $26,995 at an average purchase price of $50.74 per share.

On December 5, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $30,000 of the Company’s common stock. The repurchase program will be funded using the Company’s available cash.

17. Related party transactions:

On July 25, 2011, the Company entered into an agreement to sell its 25% interest in its China-based affiliate for $2,500. The book value of the interest in the China-based affiliate was written down to $0 in fiscal year 2006, and the Company expects to record a gain of $2,500. The expected closing is pending final approval by the Chinese government.

18. Subsequent event:

The Company declared a dividend of $0.10 per share of common stock on December 5, 2011, which will be paid on December 29, 2011 to stockholders of record on December 19, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ from the projected results. See “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for fiscal year 2011 as filed with the U.S Securities and Exchange Commission (the “SEC”) on October 4, 2011 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended October 31, 2011 and 2010 represent the first quarters of fiscal years 2012 and 2011, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Summary

Analogic provides advanced healthcare and security technology solutions to customers around the world. We provide advanced imaging systems and technology that enable computed tomography (“CT”), ultrasound, digital mammography, and magnetic resonance imaging (“MRI”) in medical applications, as well as automated threat detection for aviation security. Our CT, MRI, digital mammography, and ultrasound transducer products are sold to original equipment manufacturers (“OEMs”). Our BK Medical branded ultrasound systems, used in procedure-driven markets such as urology, guided surgery, and anesthesia, are sold to clinical end users through our direct sales force.

We have three reportable segments: Medical Imaging, Ultrasound, and Security Technology. At the end of fiscal year 2011, we combined our OEM Ultrasound transducer business, which has previously been reported in the Medical Imaging segment, and our BK Medical direct Ultrasound systems business in the Ultrasound segment, under one management team. The combined business is now reported as the Ultrasound segment consistent with how our principal executive officer began monitoring the business in the first quarter of fiscal year 2012. All periods presented have been revised accordingly to reflect the new reporting segments.

The following table sets forth the percentage of total net revenue by reporting segment for the three months ended October 31, 2011 and 2010.

	Three Months Ended October 31,
	2011	2010
Medical Imaging	62%	62%
Ultrasound	29%	27%
Security Technology	9%	11%
Total	100%	100%

A significant portion of our products are sold to OEMs, whose purchasing dynamics have an impact on our reported sales. OEMs that purchase our Medical Imaging products generally incorporate those products as components in their systems, which are in turn sold to end users, primarily hospitals and medical clinics. In our Security Technology business, OEM customers purchase and resell our products to end users including domestic and foreign airports as well as the U.S Transportation Security Administration or TSA. In Security Technology, our OEM customers’ purchasing dynamics are affected by the level of government funding, the expansion of airport terminals and fluctuations in airline passenger volume.

The following table sets forth key financial data from our unaudited Consolidated Statements of Operations for the three months ended October 31, 2011 and 2010.

	Three Months Ended October 31,		Percentage Change
	2011	2010
Total net revenue	$117,857	$103,822	14%
Gross profit	43,026	39,019	10%
Gross margin	37%	38%
Income from operations	$5,584	$2,198	154%
Operating margin percentage	5%	2%
Income from continuing operations	$4,026	$1,381	192%
Diluted net income per share from continuing operations	0.32	0.11	196%

During the three months ended October 31, 2011 our total net revenue increased by 14% as compared to the prior year comparable period due primarily to increased product revenue in our Medical Imaging segment as a result of increased demand in our MRI, CT, and mammography product lines. Product revenue also increased in our Ultrasound segment due primarily to the expansion of our direct sales organization in the United States and the acquisition of an OEM ultrasound transducer business in second quarter of fiscal year 2011. Also contributing to the increase in product revenue of the Ultrasound segment was a favorable change in the currency exchange rate in the period. Product revenue increased in our Security Technology segment as a result of increased sales of baggage scanners.

Gross margin percentage decreased in the three months ended October 31, 2011 versus the prior year comparable period due primarily to unfavorable manufacturing yields in our mammography business. Income from operations, income from continuing operations, and diluted net income per share from continuing operations increased in the three months ended October 31, 2011 from the prior year comparable period due primarily to increased gross profit from an increase in sales volume and no restructuring charges in the period. These improvements in operating results were partially offset by lower levels of customer funded research and development activity during the three months ended October 31, 2011 as compared to the prior year comparable period and $997 of inquiry-related costs related to a distributor matter at B-K Medical, our Danish subsidiary.

During the first quarter of fiscal year 2011, we sold our hotel business, and realized net proceeds of $10,467, after transaction costs for this sale. We recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share, in the three months ended October 31, 2010. The hotel business is being reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued.

Net revenue and net income for the hotel business for the three months ended October 31, 2010 was as follows:

Three Months Ended October 31,
2010
Total net revenue	$2,906
Net income	289

The following table sets forth an overview of cash flows for the three months ended October 31, 2011 and 2010.

	Three Months Ended October 31,
	2011	2010
Net cash provided by continuing operations for operating activities	$2,803	$457
Net cash (used for) provided by investing activities	(6,815)	6,789
Net cash used for financing activities	(13,210)	(1,442)
Net cash used for discontinued operations	—	(335)
Effect of exchange rate changes on cash	(1,328)	1,106
Net (decrease) increase in cash and cash equivalents	$(18,550)	$6,575

During the three months ended October 31, 2011, we generated $2,803 of cash from operating activities of continuing operations as compared to $457 in the prior year comparable period. The increase was due primarily to an increase in sales volume in the three months ended October 31, 2011 as compared to the prior year comparable period. Net cash used for investing activities in the three months ended October 31, 2011 was due primarily to capital spending of $6,815, which includes the construction of a manufacturing facility in Shanghai, China. Prior year cash provided by investing activities benefited from the proceeds from the sale of our hotel business of $10,467. The net cash used by financing activities in the three months ended October 31, 2011 primarily reflected $11,808 used to repurchase common stock.

Results of operations

Net revenue

Product revenue

Product revenue is summarized in the table below.

	Three Months Ended October 31,		Percentage Change
	2011	2010
Product Revenue:
Medical Imaging	$70,300	$61,590	14%
Ultrasound	34,601	28,351	22%
Security Technology	9,106	6,748	35%
Total	$114,007	$96,689	18%

Medical Imaging

For the three months ended October 31, 2011, product revenue increased versus the prior year comparable period primarily due to growth in our MRI, digital mammography, and CT product lines driven primarily by higher sales volume of new and existing products.

Ultrasound

For the three months ended October 31, 2011, product revenue increased from the prior year due primarily to increased sales volume of our Flex Focus products, with notable growth of over 20% in the US market over the same period in the prior year. Also contributing to the increase was the acquisition of an OEM ultrasound transducer and probe business in the second quarter of fiscal year 2011, as well as a favorable change in the currency exchange rates, which positively impacted revenues by approximately $500.

Security Technology

The increase in product revenues for the three months ended October 31, 2011 versus the prior year comparable period was due primarily to increased sales of baggage scanners due to increasing demand from our customer.

Engineering revenue

Engineering revenue is summarized in the table below.

	Three Months Ended October 31,		Percentage Change
	2011	2010
Engineering Revenue:
Medical Imaging	$2,374	$2,574	-8%
Security Technology	1,476	4,559	-68%
Total	$3,850	$7,133	-46%

Medical Imaging

Engineering revenue in the three months ended October 31, 2011 remained relatively consistent with the prior year comparable period.

Security Technology

The decrease for the three months ended October 31, 2011 versus the prior year comparable period was due primarily to the timing of work performed on a significant development project for a large OEM customer.

Gross margin

Product gross margin

Product gross margin is summarized in the table below.

	Three Months Ended October 31,		Percentage Change
	2011	2010
Product gross profit	$42,776	$37,633	13.7%
Product gross margin %	37.5%	38.9%

Product gross margin percentage decreased in the three months ended October 31, 2011 versus the prior year comparable period due primarily to unfavorable manufacturing yields in our digital mammography business.

Engineering gross margin

Engineering gross margin is summarized in the table below.

	Three Months Ended October 31,		Percentage Change
	2011	2010
Engineering gross profit	$250	$1,386	-82.0%
Engineering gross margin %	6.5%	19.4%

The decrease in engineering gross margin in the three months ended October 31, 2011 versus the prior year comparable period was due primarily to less work performed on higher margin generating Security Technology engineering projects.

Operating expenses

Operating expenses are summarized in the table below.

	Three Months Ended October 31,
	2011	2010
Research and product development	$15,267	$13,904
Selling and marketing	10,465	9,608
General and administrative	11,710	9,747
Restructuring	—	3,562
Total operating expenses	$37,442	$36,821

Operating expenses as a percentage of total net revenue are summarized in the table below.

	Three Months Ended October 31,
	2011	2010
Research and product development	13.0%	13.4%
Selling and marketing	8.9%	9.3%
General and administrative	9.9%	9.4%
Restructuring	0.0%	3.4%
Total operating expenses	31.8%	35.5%

Research and product development expenses are related to projects not funded by our customers. These expenses increased $1,363 in the three months ended October 31, 2011 versus the prior year comparable period due primarily to greater investment in unfunded research and product development projects in support of our strategic growth initiatives.

Selling and marketing expenses increased $857 in the three months ended October 31, 2011 versus the prior year comparable period due primarily to an increase in selling resources in the Ultrasound business as we expand our sales force and product offerings in existing and adjacent markets. Also contributing to the increase was severance costs of approximately $400 for employees terminated in connection with certain distributor transactions involving B-K Medical.

General and administrative expenses increased $1,963 in the three months ended October 31, 2011 versus the prior year comparable period. The increase was due primarily to $997 of costs related to the inquiry of the transactions at B-K Medical. Also contributing to the increase was an increase in share-based compensation expense for performance based awards of $305 in the three months ended October 31, 2011, respectively, versus the prior year comparable periods.

Restructuring in the three months ended October 31, 2010 includes severance and personnel related costs for our plan to reduce our headcount by 104 employees worldwide.

Other income (expense), net

Other income (expense), net is summarized in the table below.

	Three Months Ended October 31,
	2011	2010
Interest income, net	$136	$218
Other, net	175	(276)

Net other income (expense) during the three months ended October 31, 2011 and 2010 consisted predominantly of foreign currency exchange losses by our foreign subsidiaries in Denmark and Canada.

Provision for income taxes

The provision for income taxes and the effective tax rates are summarized in the table below.

	Three Months Ended October 31,
	2011	2010
Provision for income taxes	$1,869	$759
Effective tax rate	32%	35%

Our effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate for the three months ended October 31, 2011 of 32% was lower than the federal statutory rate due primarily to lower foreign tax rates and the federal research and experimentation credit.

Our effective tax rate of 35% for the three months ended October 31, 2010 was higher due to the expiration of the research and experimentation credit on December 31, 2009 and from losses in our recently established subsidiary in Shanghai, China that are currently subject to a valuation allowance. These items were offset by lower foreign taxes.

Income from discontinued operations, net of tax

	Three Months Ended October 31,
	2011	2010
Income from discontinued operations, net of tax	$—	$289

During the first quarter of fiscal year 2011, we sold our hotel business.

Income from continuing operations and diluted net income per share from continuing operations

Income from continuing operations and diluted net income per share from continuing operations for the three months ended October 31, 2011 and 2010 are as follows:

	Three Months Ended October 31,
	2011	2010
Income from continuing operations	$4,026	$1,381
% of net revenue	3.4%	1.3%
Diluted net income per share from continuing operations	$0.32	$0.11

The increase in income from continuing operations and diluted net income per share from continuing operations for the three months ended October 31, 2011 versus the prior year comparable period was due primarily to increased gross profit from an increase in sales volume and a decrease in restructuring charges, partially offset by lower levels of customer funded research and development activity during the three months ended October 31, 2011 as compared to the prior year comparable period and employee severance costs of approximately $400 and inquiry-related costs of $997 related to a distributor matter at B-K Medical.

Liquidity and capital resources

Key liquidity and capital resource information is summarized in the table below.

	October 31, 2011	July 31, 2011
Cash and cash equivalents	$151,106	$169,656
Working capital	285,623	294,387
Short and long term debt	—	—
Stockholders’ equity	414,563	423,472

Cash and cash equivalents at October 31, 2011 consisted entirely of highly liquid investments with maturities of three months or less from the time of purchase. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at October 31, 2011 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2011, due to the short maturities of these instruments.

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates, and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada, Europe, and China. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% devaluation in the October 31, 2011 and July 31, 2011 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $1,227 and $1,458, respectively.

Cash flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended October 31,
	2011	2010
Net cash provided by continuing operations for operating activities	$2,803	$457
Net cash (used for) provided by investing activities	(6,815)	6,789
Net cash used for financing activities	(13,210)	(1,442)
Net cash used for discontinued operations	—	(335)
Effect of exchange rate changes on cash	(1,328)	1,106
Net (decrease) increase in cash and cash equivalents	$(18,550)	$6,575

The cash flows generated from operating activities of our continuing operations in the three months ended October 31, 2011 primarily reflects our pre-tax earnings from continuing operations of $5,895, which included depreciation and amortization expenses of $4,794, and non-cash share-based compensation expense of $2,251. The positive impact of our operating earnings on cash flows, was partially offset by increases in inventories of $4,316, as well as decreases in accrued liabilities and accounts payable of $7,190 and $2,022, respectively, which were net of a decrease in accounts receivable of $3,211. The increase in inventories was due primarily to demand related inventory purchases. The decrease in accrued liabilities was due primarily to the payment of bonuses and severance. The decrease in accounts receivable was due primarily to a decrease in unbilled receivables of $427 on engineering projects due to the timing of completing milestones and lower sales volumes in the first quarter of fiscal year 2012 as compared to the fourth quarter of fiscal year 2011. The decrease in accounts payable was due primarily to the timing of vendor payments.

The net cash used for investing activities in the three months ended October 31, 2011 was due primarily to purchases of property, plant, and equipment of $6,815, of which approximately $3,600 relates to the construction of a manufacturing facility in Shanghai, China.

The net cash used for financing activities in the three months ended October 31, 2011 primarily reflected $11,808 used to repurchase common stock and $1,337 of dividends paid to stockholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

Our contractual obligations at October 31, 2011, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$8,298	$2,435	$2,521	$1,237	$2,105
Purchasing obligations	42,757	41,836	921	—	—
	$51,055	$44,271	$3,442	$1,237	$2,105

As of October 31, 2011, the total liabilities associated with uncertain tax positions were $7,543. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

On October 11, 2011, we entered into a five-year revolving credit agreement (the “Credit Agreement”) with three banks for which Sovereign Bank acts as Administrative Agent. The Credit Agreement provides $100,000 in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty. The Credit Agreement replaces a $20,000 credit facility with Sovereign Bank which has been renewed annually since 2001 and was terminated in connection with the new facility.

Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $150,000 in aggregate. We are the sole borrower under the Credit Agreement. The obligations under the new credit facility are guaranteed by our material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiary.

Interest rates on borrowings outstanding under the credit facility would range from 1.25% to 2.00% above the LIBOR rate, or, at our option would range from 0.00% to 1.00% above the defined base rate, in each case based upon our leverage ratio. A quarterly commitment fee ranging from 0.20% to 0.35% per annum is applicable on the undrawn portion of the credit facility, based upon our leverage ratio.

The Credit Agreement limits us and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis. In addition, the Credit Agreement requires us to maintain the following financial ratios:

•	A leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA of no greater than 2.75:1.00 at any time; and

•	An interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated interest charges of no less than 3.00:1.00 at any time.

At October 31, our leverage ratio was 0.01 and our interest coverage ratio was infinite as we had no attributable interest expense, and we were in full compliance with all financial and operating covenants.

Any failure to comply with the financial or operating covenants of the credit facility would prevent us from being able to borrow and would also constitute a default, permitting the lenders to, among other things, accelerate repayment of outstanding borrowings, including all accrued interest and fees, and to terminate the credit facility. A change in control of Analogic Corporation, as defined in the Credit Agreement, would also constitute an event of default, permitting the lenders to accelerate repayment and terminate the Credit Agreement.

In connection with the entering into this facility, we incurred approximately $500 of transactions costs, which are being expensed over the five-year life of the credit facility.

We currently also have approximately $4,000 in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under credit facilities at October 31, 2011 and July 31, 2011.

Impact of Investigation Regarding our Danish Subsidiary

As previously disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we have identified transactions involving our Danish subsidiary, BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. We have voluntarily disclosed this matter to the Danish government, the United States Department of Justice and the Securities and Exchange Commission. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter. We have concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects. We have terminated the employment of certain BK Medical employees that were involved in the transactions. We are winding down our relationship with certain of the BK Medical distributors, and are evaluating our relationship with certain other of the BK Medical distributors, that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom we have decided to wind down, or are otherwise evaluating our relationship, represented less than 1% of our total net revenue in fiscal year 2011 and less than 2% of the Company’s total net revenue in the first quarter of fiscal year 2012. During the first quarter of fiscal 2012, we incurred employee severance costs of approximately $400 and inquiry-related costs of approximately $997 in connection with this matter.

Recent accounting pronouncements

Recently adopted

Impairment testing

In December 2010, the Financing Accounting Standards Board (the “FASB”) issued guidance modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance was effective for us on August 1, 2012 and it is not expected to have a material impact on our financial position, results of operations, or cash flows.

In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update will be effective for us in its first of fiscal year 2012. The update may reduce the complexity and costs of testing goodwill for impairment, but otherwise is not expected to have a material impact on our consolidated financial position, annual results of operations or cash flows.

Business combinations and noncontrolling interests

In December 2010, the FASB issued guidance specifying that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective for us prospectively for material business combinations for which the acquisition date is on or after August 1, 2011.

Not yet effective

Fair value measurements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Early adoption is prohibited. This guidance is effective for us on February 1, 2012 and we are currently evaluating the impact, if any, of this new accounting update on our financial position, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for annual periods beginning after December 15, 2011 and annual and interim periods thereafter. The update is applied retrospectively, and early adoption is permitted. This guidance is effective for us on August 1, 2012 and will not have an impact on our financial position, results of operations, or cash flows.

Critical accounting policies

The accompanying discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We continue to have the same critical accounting policies as are described in Item 7, beginning on page 39, in our Annual Report on Form 10-K for fiscal year 2011 filed with the SEC on October 4, 2011. Those policies and the estimates involved in their application relate to revenue recognition; inventory reserves; share-based compensation; warranty reserves; purchase price allocation for business combinations; impairment of goodwill and indefinite lived intangible assets; income tax contingencies; and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts in this Item 3 are in thousands.

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Canadian dollar, Danish kroner, and Euro. A 10% devaluation in the functional currencies, relative to the U.S. dollar, at October 31, 2011 and July 31, 2011 would result in a reduction of stockholders’ equity of approximately $1,227 and $1,458, respectively.

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At October 31, 2011, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value. Total interest income for the three months ended October 31, 2011 was $136. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2011, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended October 31, 2011.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
8/1/11-8/31/11	—	$—	—	$14,813,697
9/1/11-9/30/11	5,553	45.82	—	14,813,697
10/1/11-10/31/11	231,700	50.96	231,700	$3,005,482
Total	237,253	$50.84	231,700

(1)	Includes 5,553 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards in September 2011.
(2)	Includes 231,700 shares of our common stock purchased in open-market transactions in October 2011. These shares were purchased pursuant to a repurchase program authorized by the Board that was announced on December 9, 2010 to repurchase up to $30.0 million of our common stock. During the first quarter of fiscal year 2012, we repurchased 231,700 shares of our common stock under this repurchase program for $11.8 million at an average purchase price of $50.96 per share. The repurchase program does not have a fixed expiration date.
(3)	For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Item 6.	Exhibits

Exhibit	Description

10.1	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2012 Annual Incentive Plan

10.2	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 31, 2011 and July 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2011 and October 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2011 and October 31, 2010 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 9, 2011	/s/ James W. Green
James W. Green
President and Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2011	/s/ Michael L. Levitz
Michael L. Levitz
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2012 Annual Incentive Plan

10.2	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at October 31, 2011 and July 31, 2011, (ii) Consolidated Statements of Operations for the three months ended October 31, 2011 and October 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended October 31, 2011 and October 31, 2010 and (iv) Notes to Unaudited Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.