Form 10-Q
period 2012-01-31
ANALOGIC CORP
filed 2012-03-07
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

The number of shares of common stock outstanding at February 29, 2012 was 12,258,580.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	January 31, 2012	July 31, 2011
Assets
Current assets:
Cash and cash equivalents	$174,306	$169,656
Accounts receivable, net of allowance for doubtful accounts of $722 and $599 as of January 31, 2012 and July 31, 2011, respectively	77,964	88,558
Inventories	103,768	105,483
Refundable and deferred income taxes	6,565	9,677
Other current assets	7,550	9,839
Total current assets	370,153	383,213

Property, plant, and equipment, net	92,854	83,157
Goodwill and intangible assets, net	37,720	39,252
Other assets	6,944	7,711
Deferred income tax assets	8,877	8,219
Total Assets	$516,548	$521,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,149	$37,478
Accrued liabilities	32,437	41,438
Advance payments and deferred revenue	10,384	9,249
Accrued income taxes	763	661
Total current liabilities	76,733	88,826

Long-term liabilities:
Accrued income taxes	5,270	5,322
Other long-term liabilities	2,987	3,932
Total long-term liabilities	8,257	9,254
Commitments and guarantees (Note 15)

Stockholders’ equity:
Common stock, $0.05 par value	613	627
Capital in excess of par value	91,286	85,407
Retained earnings	333,229	325,941
Accumulated other comprehensive income	6,430	11,497
Total stockholders’ equity	431,558	423,472
Total Liabilities and Stockholders’ Equity	$516,548	$521,552

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net revenue:
Product	$122,189	$111,315	$236,196	$208,004
Engineering	4,244	5,938	8,094	13,071
Total net revenue	126,433	117,253	244,290	221,075
Cost of sales:
Product	75,705	70,596	146,936	129,652
Engineering	3,883	5,848	7,483	11,595
Total cost of sales	79,588	76,444	154,419	141,247
Gross profit	46,845	40,809	89,871	79,828
Operating expenses:
Research and product development	13,940	14,769	29,207	28,673
Selling and marketing	10,605	10,716	21,070	20,324
General and administrative	14,509	9,320	26,219	19,067
Restructuring	-	(134)	-	3,428
Total operating expenses	39,054	34,671	76,496	71,492
Income from operations	7,791	6,138	13,375	8,336
Other income (expense):
Interest income, net	133	188	269	406
Gain on sale of other investments	2,500	-	2,500	-
Other, net	322	(100)	497	(376)
Total other income, net	2,955	88	3,266	30
Income from continuing operations before income taxes	10,746	6,226	16,641	8,366
Provision for (benefit from) income taxes	(8,869)	930	(7,000)	1,689
Income from continuing operations	19,615	5,296	23,641	6,677
Income from discontinued operations (net of income tax provision of $168)	-	-	-	289
Gain on disposal of discontinued operations (net of income tax provision of $505)	-	-	-	924
Net income	$19,615	$5,296	$23,641	$7,890
Basic net income per share:
Income from continuing operations	$1.61	$0.42	$1.90	$0.53
Income from discontinued operations, net of tax	-	-	-	0.02
Gain on disposal of discontinued operations, net of tax	-	-	-	0.08
Basic net income per share	$1.61	$0.42	$1.90	$0.63
Diluted net income per share:
Income from continuing operations	$1.59	$0.42	$1.88	$0.53
Income from discontinued operations, net of tax	-	-	-	0.02
Gain on disposal of discontinued operations, net of tax	-	-	-	0.07
Diluted net income per share	$1.59	$0.42	$1.88	$0.62
Weighted average shares outstanding:
Basic	12,188	12,574	12,464	12,599
Diluted	12,333	12,655	12,595	12,672

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$23,641	$7,890
Less:
Income from discontinued operations	-	289
Gain on disposal of discontinued operations	-	924
Income from continuing operations	23,641	6,677
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	2,213	(2,194)
Depreciation and amortization	9,205	8,756
Allowance for doubtful accounts	237	(9)
Gain on sale of other investments	(2,500)	-
Net (gain) loss on sale of property, plant, and equipment	(20)	2
Bargain purchase gain	-	(1,042)
Share-based compensation expense	5,401	4,552
Fair value adjustment of contingent consideration	43	-
Excess tax provision for share-based compensation	(21)	96
Net changes in operating assets and liabilities, net of acquired business (Note 12)	624	(9,290)
NET CASH PROVIDED BY CONTINUING OPERATIONS FOR OPERATING ACTIVITIES	38,823	7,548
NET CASH USED FOR DISCONTINUED OPERATIONS FOR OPERATING ACTIVITIES	-	(335)
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,823	7,213

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net	-	10,467
Acquisition of business	-	(346)
Additions to property, plant, and equipment	(17,278)	(12,048)
Proceeds from the sale of other investments	2,500	-
Proceeds from the sale of property, plant, and equipment	28	123
NET CASH USED FOR INVESTING ACTIVITIES	(14,750)	(1,804)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	446	273
Excess tax provision for share-based compensation	21	(96)
Purchase of common stock	(15,612)	(11,149)
Dividends paid to shareholders	(2,609)	(2,605)
NET CASH USED FOR FINANCING ACTIVITIES	(17,754)	(13,577)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,669)	1,509

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,650	(6,659)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,656	169,254

CASH AND CASH EQUIVALENTS, END OF PERIOD	$174,306	$162,595
Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$8,928	$(5,840)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation (“Analogic” or the “Company”) provides advanced healthcare and security technology solutions to customers around the world. The Company provides advanced imaging systems and technology that enable computed tomography (“CT”), ultrasound, digital mammography, and magnetic resonance imaging (“MRI”) in medical applications, as well as automated threat detection for aviation security. The Company’s CT, MRI, digital mammography, and ultrasound transducer products are sold to original equipment manufacturers (“OEMs”). The Company’s BK Medical branded ultrasound systems, used in procedure-driven markets such as urology, guided surgery, and anesthesia, are sold to clinical end users through the Company’s direct sales force. The Company’s top ten customers combined for approximately 64% of the Company’s total net revenue for the three months ended January 31, 2012 and 2011 and 65% of the Company’s total product and engineering revenue for the six months ended January 31, 2012 and 2011. The Company had three customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during the three or six months ended January 31, 2012 or 2011.

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Koninklijke Philips Electronics N.V. (“Philips”)	15%	10%	15%	12%
Toshiba Corporation	( *)	13%	11%	12%
Siemens AG	11%	10%	11%	( *)

Note (*): Total net revenue was less than 10% in this period.

Philips accounted for 18% and 15% of net accounts receivable at January 31, 2012 and July 31, 2011, respectively. General Electric Corporation accounted for 13% and 12% of net accounts receivable at January 31, 2012 and July 31, 2011, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10% to 50%, and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and six months ended January 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2012 (“fiscal year 2012”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2011 (“fiscal year 2011”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on October 4, 2011. The accompanying unaudited Consolidated Balance Sheet as of July 31, 2011 contains data derived from audited financial statements.

Basis of Presentation

Certain financial statement items have been reclassified to conform to the current period presentation.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. Recent accounting pronouncements:

Recently adopted

Impairment testing

In December 2010, the Financing Accounting Standards Board (the “FASB”) issued guidance modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance was effective for the Company on August 1, 2011 and it did not have a material impact on its financial position, results of operations and cash flows.

In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update was effective for the Company in its first quarter of fiscal year 2012. The update did not have a material impact on its consolidated financial position, annual results of operations or cash flows.

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

Not yet effective

Fair value measurements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. Early adoption is prohibited. This guidance is effective for the Company on February 1, 2012, and will have no impact on its financial position, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for annual periods beginning after December 15, 2011, and annual and interim periods thereafter. The update is applied retrospectively, and early adoption is permitted. Subsequently, in December 2011, the FASB issued guidance which defers only those changes that relate to the presentation of reclassification adjustments. This guidance is effective for the Company on August 1, 2012, and will have no impact on its financial position, results of operations, or cash flows.

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

Revenues and net income for the hotel business for the six months ended January 31, 2011, were as follows:

Six Months Ended January 31, 2011

Total net revenue	$2,906
Net income	289

4. Share-based compensation:

The following table presents share-based compensation expenses included in the Company’s unaudited Consolidated Statements of Operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Cost of product sales	$187	$164	$319	$282
Research and product development	905	846	1,524	1,365
Selling and marketing	421	371	674	574
General and administrative	1,637	1,389	2,884	2,331
Share-based compensation expense before tax	$3,150	$2,770	$5,401	$4,552

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s outstanding stock options granted during fiscal years 2012 and 2011. The Company estimates the fair value of restricted stock and restricted stock units based on the quoted market price of its common stock. The Company estimates the fair value of performance based restricted stock and restricted stock units with market conditions based on the use of a Monte-Carlo Simulation Model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The Company did not grant any stock options in the three months ended January 31, 2012 and 2011. The weighted-average grant-date fair values of stock options granted during the six months ended January 31, 2012 and 2011 were $16.36 and $15.50 per share, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the six months ended January 31, 2012 and 2011, as follows:

	Six Months Ended January 31,
	2012	2011
Expected option term (1)	5.34 years	4.74 years
Expected volatility factor (2)	42%	43%
Risk-free interest rate (3)	0.95%	1.18%
Expected annual dividend yield (4)	0.87%	1.00%

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(1)	The option life was determined by estimating the expected option life using historical data.
(2)	The stock volatility for each grant is determined based on the review of the weighted average of historical daily price changes of the Company’s Common Stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

At January 31, 2012 and January 31, 2011, the Company had target performance contingent restricted stock awards outstanding of 454,222 and 455,048, respectively. These awards, which are in the form of restricted stock shares and units, vest if specific pre-established levels of performance have been achieved at the end of a three-year performance cycle. The three year performance cycles for awards outstanding at January 31, 2012 end on July 31, 2012, 2013, and 2014. The three year performance cycles for awards outstanding at January 31, 2011 ended or will end on July 31, 2011, 2012, and 2013. The actual number of shares/units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award. The Company grants performance awards with either an earnings per share (“EPS”) related performance condition or a total shareholder return (“TSR”) as determined against a specified peer group condition. As of January 31, 2012, of the 454,222 restricted shares/units outstanding, 252,992 had an EPS related performance condition and 201,230 had a TSR related performance condition.

For awards with a EPS-related condition, the Company recognizes compensation expense over the performance period based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. The fair value of the awards with an EPS-related condition is determined by the closing price of the Company’s common stock on the date of grant.

For awards with a TSR-related condition, the Company recognizes compensation expense on a straight-line basis, net of estimated forfeitures, over a derived service period of 2.6 years for the awards granted in fiscal year 2012 and 2.8 years for awards granted in fiscal years 2011 and 2010. The weighted average grant date fair values of awards granted with a TSR target was $97.31 for the three and six months ended January 31, 2012. The weighted average grant date fair values of awards granted with a TSR target was $54.27 during the six months ended January 31, 2011. The fair value of awards with a TSR target at date of grant was estimated using a Monte-Carlo Simulation model with the following assumptions:

	Three Months Ended January 31, 2012	Six Months Ended January 31,
		2012	2011
Stock Price (1)	$57.81	$57.81	$41.96
Expected volatility factor (2)	29%	29%	49%
Risk-free interest rate (3)	0.33%	0.33%	0.73%
Expected annual dividend yield (4)	0.0%	0.0%	0.0%

(1)	The stock price is the weighted average closing price of the Company’s common stock on the dates of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company recognized compensation expense on awards with performance-based and time-based conditions as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Performance based EPS awards	$1,710	$980	$2,668	$1,183
Performance based TSR awards	802	902	1,577	1,489
Total performance contingent restricted stock award expense	2,512	1,882	4,245	2,672
Time based stock options and restricted stock awards	638	888	1,156	1,880
Total share-based compensation expense before tax	$3,150	$2,770	$5,401	$4,552

The following table sets forth the stock option and restricted stock award transactions from July 31, 2011 to January 31, 2012:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock Awards		Performance-Based Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units (1)	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2011	274,522	$55.18	4.34	$1,466	51,800	$44.90	447,244	$46.95
Granted	123,226	46.06			65,239	46.44	73,348	77.56
Exercised	(19,157)	35.08
Vesting of restricted stock					(13,518)	48.41	(9,665)	45.98
Cancelled (forfeited and expired)	(28,939)	46.31			(6,150)	43.61	(56,705)	45.86

Outstanding at January 31, 2012	349,652	$53.80	4.88	$2,324	97,371	$45.53	454,222	$52.05
Options vested or expected to vest at January 31, 2012 (2)	338,785	$54.06	4.83	$2,203
Options exercisable at January 31, 2012	202,334	$59.29	3.78	$690

(1)	The number of performance-based unvested restricted stock awards is shown in this table at target. As of January 31, 2012, the maximum number of performance-based unvested restricted stock awards available to be earned is 908,444.
(2)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The total purchase consideration was expected to be approximately $686 in cash, of which approximately $346 was paid at the closing. The purchase consideration also included contingent consideration of $340, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired products over a two year period commencing on November 1, 2010. The Company estimated the contingent consideration based on probability weighted expected future cash flows, and it is included under other long term liabilities in the unaudited Consolidated Balance Sheet at January 31, 2012 and July 31, 2011, respectively. These cash flows were discounted at a rate of approximately 22.1%. The contingent consideration is marked to market at the end of each fiscal quarter. During the three and six months ended January 31, 2012, the fair value of the contingent consideration was increased by $43. Acquisition-related costs were insignificant.

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

The Company’s results would not have been materially different from its reported results had the acquisition occurred at the beginning of the three and six months ended January 31, 2011.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company’s cash equivalents at January 31, 2012 and July 31, 2011 are comprised primarily of demand deposits at highly rated financial institutions.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at January 31, 2012 and July 31, 2011:

	Fair Value Measurements at January 31, 2012 using
Liabilities	Quoted Prices in Active Markets for Indentical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$—	$9,641	$—	$9,641
Total assets	$—	$9,641	$—	$9,641
Contingent consideration	$—	$—	$383	$383
Total liabilities	$—	$—	$383	$383

	Fair Value Measurements at July 31, 2011 using
Liabilities	Quoted Prices in Active Markets for Indentical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$—	$9,600	$—	$9,600
Total assets	$—	$9,600	$—	$9,600
Contingent consideration	$—	$—	$340	$340
Total liabilities	$—	$—	$340	$340

7. Goodwill and other intangible assets:

The carrying amount of the goodwill at January 31, 2012 and July 31, 2011 was $1,849.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, a trade name, backlog, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the tradename as it is considered to have an indefinite life, are 0.5 to 14 years.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible assets at January 31, 2012 and July 31, 2011 consisted of the following:

	January 31, 2012			July 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$12,191	$4,368	$7,823	$12,191	$3,762	$8,429
Customer relationships	25,440	6,899	18,541	25,440	5,973	19,467
Tradename	7,607	-	7,607	7,607	-	7,607
Backlog	70	70	-	70	70	-
In-process research and development	1,900	-	1,900	1,900	-	1,900
Total	$47,208	$11,337	$35,871	$47,208	$9,805	$37,403

Amortization expense related to acquired intangible assets was $766 and $803 for the three months ended January 31, 2012 and 2011, respectively, and $1,532 and $1,536 for the six months ended January 31, 2012 and 2011, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2012 (remaining six months)	$1,531
2013	3,063
2014	3,063
2015	3,063
2016	2,975

$13,695

In the second quarter of fiscal year 2012, the Company performed the first step of the two-step annual impairment test for its goodwill, tradename, and in-process research development. For goodwill, which is from the Company’s acquisition of Copley Controls in April 2008, the Company elected to bypass the qualitative assessment and proceeded to Step 1 of the impairment test by comparing the fair value of the OEM reporting unit in the Medical Imaging segment, to its carrying value. The Company’s approach considered both the market approach and income approach. Equal weight was given to each approach. Under the market approach, the fair value of the reporting unit is based on trading multiples. In the market approach, the Company assumed a control premium of 15% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. The applied discount rate of 17.1% was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the reporting unit. The Company determined that the fair value of the reporting unit was more than the carrying value of the net assets of the reporting unit, and thus it was not necessary for the Company to perform step two of the impairment test for the goodwill.

For the tradename, the Company compared the fair value of the Copley tradename using the relief from royalty approach to its carrying value during the second quarter of fiscal year 2012. The relief from royalty approach utilized a 1.3% after-tax royalty rate and a discount rate of 19.1%. The after-tax royalty rate was determined based on royalty research and margin analysis while the discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the Copley tradename. The Company determined that the fair value of the Copley tradename was more than its carrying value.

For the in-process research and development, which represents the Company’s investment of $1,900 in a start-up company with proprietary technology expected to be utilized in the Company’s Ultrasound business, the Company compared the fair value of the in-process research and development using the income approach to its carrying value during the second quarter of fiscal year 2012. The income approach utilized a discount rate of 17.1%, which was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales from the in-process research and development. The Company determined that the fair value of the in-process research and development was more than its carrying value.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Given the current economic environment and the uncertainties regarding its impact on the Company’s business, the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of its goodwill, tradename, and in-process research and development impairment testing during the second quarter of fiscal year 2012 may not be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of the reporting unit, tradename, and in-process research and development are not achieved, the Company may be required to record an impairment charge for the goodwill, tradename, and in-process research and development in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of the fiscal year ending July 31, 2013, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill, tradename, and in-process research and development impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

In the fourth quarter of fiscal year 2011, the Company recorded a restructuring charge of $3,585 for severance and personnel related costs of a plan to streamline its operations by reducing its workforce by 51 employees worldwide.

The following table summarizes charges related to accrued restructuring activity from July 31, 2010 through January 31, 2012:

	Involuntary Employee Severance	Facility Exit Costs	Total
Balance at July 31, 2010	$153	$722	$875
Restructuring charge	3,562	-	3,562
Cash payments	(238)	(189)	(427)
Foreign exchange	42	-	42
Balance at October 31, 2010	3,519	533	4,052
Adjustments	(134)	-	(134)
Cash payments	(609)	(121)	(730)
Foreign exchange	(59)	-	(59)
Balance at January 31, 2011	2,717	412	3,129
Cash payments	(529)	(155)	(684)
Foreign exchange	156	-	156
Balance at April 30, 2011	2,344	257	2,601
Restructuring charge	3,585	-	3,585
Adjustments	-	53	53
Cash payments	(836)	(155)	(991)
Foreign exchange	(58)	-	(58)
Balance at July 31, 2011	5,035	155	5,190
Cash payments	(1,926)	(155)	(2,081)
Foreign exchange	(93)	-	(93)
Balance at October 31, 2011	3,016	-	3,016
Cash payments	(950)	-	(950)
Foreign exchange	(113)	-	(113)
Balance at January 31, 2012	$1,953	$-	$1,953

The cash expenditures subsequent to January 31, 2012 of approximately $1,953 in employee severance will be paid within the next six months.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	January 31, 2012	July 31, 2011
Accounts receivable, net of allowance:
Billed	$72,004	$81,314
Unbilled (A)	5,960	7,244

	$77,964	$88,558

Inventories:
Raw materials	$70,413	$75,434
Work-in-process	10,701	10,544
Finished goods	22,654	19,505

	$103,768	$105,483

Accrued liabilities:
Accrued employee compensation and benefits	$17,627	$21,521
Accrued restructuring charges	1,953	5,190
Accrued warranty	5,767	5,174
Other	7,090	9,553

	$32,437	$41,438

Advance payments and deferred revenue:
Deferred revenue	$8,201	$7,380
Customer deposits	2,183	1,869

	$10,384	$9,249

(A)	Total unbilled receivables at January 31, 2012 and July 31, 2011 were $9,761 and $11,617, respectively. At January 31, 2012 and July 31, 2011, the long-term portion of unbilled receivables of $3,801 and $4,373, respectively, was included in non-current other assets.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Income from continuing operations	$19,615	$5,296	$23,641	$6,677
Income from discontinued operations, net of tax	-	-	-	289
Gain on disposal of discontinued operations, net of tax	-	-	-	924
Net income	$19,615	$5,296	$23,641	$7,890

Weighted average number of common shares outstanding-basic	12,188,000	12,574,000	12,464,000	12,599,000
Effect of dilutive securities:
Stock options and restricted stock awards	145,000	81,000	131,000	73,000
Weighted average number of common shares outstanding-diluted	12,333,000	12,655,000	12,595,000	12,672,000

Basic net income per share:
Income from continuing operations	$1.61	$0.42	$1.90	$0.53
Income from discontinued operations, net of tax	-	-	-	0.02
Gain on disposal of discontinued operations, net of tax	-	-	-	0.08
Basic net income per share	$1.61	$0.42	$1.90	$0.63
Diluted net income per share:
Income from continuing operations	$1.59	$0.42	$1.88	$0.53
Income from discontinued operations, net of tax	-	-	-	0.02
Gain on disposal of discontinued operations, net of tax	-	-	-	0.07
Diluted net income per share	$1.59	$0.42	$1.88	$0.62
Anti-dilutive shares related to outstanding stock options and unvested restricted stock	239,000	207,000	253,000	228,000

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported as a component of stockholders’ equity. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net income	$19,615	$5,296	$23,641	$7,890

Other comprehensive income, net of taxes:

Pension adjustment, net of a tax benefits of $26 and $36 for the three and six months ended January 31, 2011, respectively.	-	(46)	-	(65)

Foreign currency translation adjustment, net of a tax provision of $162 in the three months ended January 31, 2011 and a tax benefit of $46 in the six months ended January 31, 2011.	(2,757)	(554)	(5,067)	4,330
Total comprehensive income	$16,858	$4,696	$18,574	$12,155

The components of accumulated other comprehensive income, net of taxes, at January 31, 2012 and July 31, 2011, were as follows:

	January 31, 2012	July 31, 2011
Pension adjustment	$(3,079)	$(3,079)
Foreign currency translation adjustment	9,509	14,576
Total	$6,430	$11,497

12. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities, net of acquired business, were as follows:

	Six Months Ended January 31,
	2012	2011
Accounts receivable	$10,105	$(6,274)
Inventories	1,150	(13,655)
Other assets	1,378	8
Accounts payable	(4,652)	12,712
Accrued liabilities	(6,505)	(3,232)
Other liabilities	(946)	1,540
Advance payments and deferred revenue	1,549	(144)
Accrued income taxes	(1,455)	(245)
Net changes in operating assets and liabilities	$624	$(9,290)

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supplemental disclosure of non-cash investing activities from continuing operations were as follows:

The Company accrued milestone payments towards the construction of a manufacturing facility in Shanghai, China, of $1,015 during the six months ended January 31, 2012 that were not paid as of January 31, 2012. The Company expects to pay the $1,015 in the third quarter of fiscal year 2012.

The Company accrued milestone payments towards the building of a manufacturing facility in Shanghai, China, of $1,508 during the six months ended January 31, 2011 that were not paid as of January 31, 2011. The Company paid the $1,508 in the third quarter of fiscal year 2011.

13. Taxes:

The following table presents the provision for (benefit from) income taxes and the effective income tax rates for the three and six months ended January 31, 2012 and 2011:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Provision for (benefit from) income taxes	$(8,869)	$930	$(7,000)	$1,689
Effective tax rate	-83%	15%	-42%	20%

The Company received a refund of $12,007 in the second quarter of fiscal year 2012 as the result of the completion of an Internal Revenue Service (“IRS”) audit of federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008. The refund was largely the result of Federal research and experimentation credits that carryover from the fiscal years 1991 through 2000 into the audited returns. The Company recorded a tax benefit for this refund, including the related interest, in the unaudited Consolidated Statement of Operations of $10,025 in the three and six months ended January 31, 2012. Related to the refund and interest were contingent professional fees of $2,714 that were recorded in general and administrative expenses in the unaudited Consolidated Statement of Operations in the three and six months ended January 31, 2012. In connection with the conclusion of the IRS audit, the Company recorded a benefit from the reversal and re-measurement of related tax reserves of $2,308 in the unaudited Consolidated Statement of Operations in the three and six months ended January 31, 2012.

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

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, were as follows for the dates indicated:

January 31, 2012	July 31, 2011
$ 6,608	$16,250

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would impact the Company’s effective tax rate.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of January 31, 2012, the Company has concluded all U.S. Federal income tax matters through the year ended July 31, 2008. In the next four quarters, the statute of limitations for the Company’s fiscal year ended July 31, 2006 may be completed for foreign subsidiaries and it is reasonably expected that net unrecognized benefits, including interest, of $203 may be recognized. During the three and six months ended January 31, 2012, the Company reduced its uncertain tax benefits and accrued interest by $11,030 as a result of the completion of the audits of fiscal years 2003, 2005 and 2008 and the re-measurement of uncertain tax benefits in open years.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At January 31, 2012 and July 31, 2011, the Company had approximately $566 and $1,485, respectively, accrued for interest and penalties on unrecognized tax benefits. The decrease was due primarily to the completion of the IRS audit.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net Revenue:
Medical Imaging	$75,263	$72,842	$147,937	$137,006
Ultrasound	41,078	34,042	75,679	62,393
Security Technology	10,092	10,369	20,674	21,676
Total	$126,433	$117,253	$244,290	$221,075

Income (loss) from operations
Medical Imaging (A)	$2,530	$3,503	$8,012	$5,190
Ultrasound (B)	4,704	2,091	4,363	1,485
Security Technology (C)	557	544	1,000	1,661
Total income from operations	7,791	6,138	13,375	8,336
Total other income, net	2,955	88	3,266	30
Income from continuing operations before income taxes	$10,746	$6,226	$16,641	$8,366

	January 31, 2012	July 31, 2011
Identifiable assets:
Medical Imaging	$200,027	$190,530
Ultrasound	127,860	129,497
Security Technology	15,138	23,644
Total reportable segment assets	343,025	343,671
Corporate assets (D)	173,523	177,881
Total assets	$516,548	$521,552

(A)	Includes $2,198 of contingent consulting fees related to the tax refund and related interest received in the three and six months ended January 31, 2012. Includes a restructuring charge change in estimate of ($85) and $1,452 for the three and six months ended January 31, 2011, respectively.
(B)	Includes restructuring charge change in estimate of ($34) and $1,548 for the three and six months ended January 31, 2011, respectively.
(C)	Includes $516 of contingent consulting fees related to the tax refund and related interest received in the three and six months ended January 31, 2012. Includes a restructuring charge change in estimate of ($15) and $428 for the three and six months ended January 31, 2011, respectively.
(D)	Includes cash and cash equivalents of $136,919 and $135,069 at January 31, 2012 and July 31, 2011, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. Commitments and guarantees:

Guarantees and Indemnification Obligations

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2012.

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

The following table presents the Company’s product warranty liability for the three and six months ended January 31, 2012 and 2011:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Balance at the beginning of the period	$5,250	$5,961	$5,174	$6,103
Accrual	1,867	1,702	3,829	3,094
Settlements made in cash or in kind during the period	(1,350)	(2,023)	(3,236)	(3,557)
Balance at the end of the period	$5,767	$5,640	$5,767	$5,640

At January 31, 2012 and July 31, 2011, the Company had deferred revenue for product and extended warranty contracts of $6,035 and $6,528, respectively.

Revolving Credit Agreements

On October 11, 2011, the Company entered into a five-year revolving credit agreement (“Credit Agreement”) with three banks for which Sovereign Bank acts as Administrative Agent. The Credit Agreement provides $100,000 in available credit and expires on October 10, 2016, when any outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at the Company’s option without penalty. The Credit Agreement replaces a $20,000 credit facility with Sovereign Bank which had been renewed annually since 2001 and was terminated in connection with the new facility.

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Credit Agreement limits the Company and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis. In addition, the Credit Agreement requires the Company to maintain the following financial ratios:

•	A leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA of no greater than 2.75:1.00 at any time; and

•	An interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated interest charges of no less than 3.00:1.00 at any time.

At January 31, 2012, the Company’s leverage ratio was 0.004 and the Company’s interest coverage ratio was infinite as it had no attributable interest expense. As of January 31, 2012, the Company was in full compliance with all financial and operating covenants.

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

The Company currently has approximately $104,000 in revolving credit facilities with banks available for direct borrowings. The Company did not have any borrowing outstanding under credit facilities at January 31, 2012 and July 31, 2011.

Investigation Regarding our Danish Subsidiary

As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2011, the Company has identified transactions involving its Danish subsidiary, BK Medical, and certain of its foreign distributors, with respect to which the Company has raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and its business policies. The Company has voluntarily disclosed this matter to the Danish government, the United States Department of Justice, and the Securities and Exchange Commission and will continue to cooperate with the relevant authorities regarding these matters. The Company is unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter. The Company has concluded that the identified transactions have been properly accounted for in its reported financial statements in all material respects. The Company has terminated the employment of BK Medical employees that were involved in the transactions. The Company is winding down its relationship with BK Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom the Company has decided to wind down BK Medical’s relationship, represented less than 1% of the Company’s total revenue in fiscal year 2011 and less than 2.5% of the Company’s total revenue in the three and six months ended January 31, 2012. During the six months ended January 31, 2012, the Company incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,204 in connection with this matter.

16. Common stock repurchases:

On December 9, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $30,000 of the Company’s common stock. The repurchase program was funded using the Company’s available cash. During the three and six months ended January 31, 2012, the Company repurchased and retired 54,690 and 286,390 shares of Common Stock, respectively, under this repurchase program for $3,005 and $14,813, respectively, at an average purchase price of $54.95 and $51.73 per share, respectively. Upon completion of the program in the second quarter of fiscal year 2012, the Company ultimately repurchased and retired 586,679 shares of Common Stock for $30,000 at an average purchase price of $51.14 per share.

On December 8, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $30,000 of the Company’s common stock. The repurchase program will be funded using the Company’s available cash. During the three and six months ended January 31, 2012, the Company repurchased and retired 14,732 shares of Common Stock under this repurchase program for $799 at an average purchase price of $54.25 per share.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17. Related party transactions:

On July 25, 2011, the Company entered into an agreement to sell its 25% interest in its China-based affiliate for $2,500. The book value of the interest in the China-based affiliate was written down to $0 in fiscal year 2006, and the Company, upon final approval of the transaction by the Chinese government and receipt of the proceeds, recorded a gain on sale of other investments of $2,500 in the three and six months ended January 31, 2012.

At January 31, 2012, the Company had no accounts receivable outstanding or any deferred revenue or advanced payments from its China-based affiliate. At July 31, 2011, the Company had a net advance payments and deferred revenue balance of $474 from its China-based affiliate. Sales to this China-based affiliate for the three and six months ended January 31, 2012 were $507 and $1,570, respectively. Sales to this China-based affiliate for the three and six months ended January 31, 2011 were $895 and $998, respectively.

18. Subsequent event:

The Company declared a dividend of $0.10 per share of common stock on March 1, 2012, which will be paid on March 29, 2012 to stockholders of record on March 19, 2012.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended January 31, 2012 and 2011 represent the second quarters of fiscal years 2012 and 2011, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

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

The following table sets forth the percentage of total net revenue by reporting segment for the three months ended January 31, 2012 and 2011.

	Three Months Ended January 31,
	2012	2011
Medical Imaging	60%	62%
Ultrasound	32%	29%
Security Technology	8%	9%
Total	100%	100%

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

The following table sets forth key financial data from our unaudited Consolidated Statements of Operations for the three months ended January 31, 2012 and 2011.

	Three Months Ended January 31,		Percentage Change
	2012	2011
Total net revenue	$126,433	$117,253	8%
Gross profit	$46,845	$40,809	15%
Gross margin	37%	35%
Income from operations	$7,791	$6,138	27%
Operating margin percentage	6%	5%
Income from continuing operations	$19,615	$5,296	270%
Diluted net income per share from continuing operations	$1.59	$0.42	279%

During the three months ended January 31, 2012 our total net revenue increased by 8% as compared to the prior year comparable period due primarily to a 21% increase in revenues in our Ultrasound segment reflecting increased sales of our Flex Focus platform of products in the United States through our expanded sales force and internationally primarily through our distributor network. Revenue also increased 3% in our Medical Imaging segment as a result of increased demand in our MRI and digital mammography product lines, offset by a reduction in shipments of CT components due to customer ordering patterns. Product revenues in our Security business increased 15%, but were offset by lower engineering revenues as we completed development on key projects.

Gross margin increased in the three months ended January 31, 2012 versus the prior year comparable period due primarily to an improved mix of higher margin Ultrasound products as well as the benefit of our manufacturing consolidation efforts completed by the end of fiscal year 2011.

Income from operations increased in the three months ended January 31, 2012 from the prior year comparable period due primarily to increased gross profit from an increase in sales volumes and headcount reductions made in fiscal year 2011. Included in income from operations in the three months ended January 31, 2011 was the favorable impact of an acquisition bargain purchase gain included in general and administrative expenses of $1,042, offset in part by $386 of amortization for the intangible assets and inventory fair value adjustment associated with this acquisition.

During the second quarter of fiscal year 2012, we received a refund of $12,007 as the result of the completion of an Internal Revenue Service (“IRS”) audit of federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008. The refund was largely the result of Federal research and experimentation credits that carryover from the fiscal years 1991 through 2000 into the audited returns. We recorded a tax benefit for this refund, including the related interest, in the unaudited Consolidated Statement of Operations of $10,025 in the three and six months ended January 31, 2012. The tax benefit from the refund and interest were partially offset by related contingent professional fees of $2,714 recorded in general and administrative expenses within income from operations in the unaudited Consolidated Statement of Operations in the three and six months ended January 31, 2012. In connection with the conclusion of the IRS audit, the Company recorded a reversal and re-measurement of related tax reserves of $2,308 in the unaudited Consolidated Statement of Operations in the three and six months ended January 31, 2012.

In addition to the positive impact from the growth in income from operations and the tax benefit of $10,025, income from continuing operations and diluted net income per share from continuing operations in the three months ended January 31, 2012 were favorably impacted by a gain of $2,500 on the sale of our remaining ownership interest of 25% in our China-based affiliate.

During the first quarter of fiscal year 2011, we sold our hotel business, and realized net proceeds of $10,467, after transaction costs for this sale. We recorded a gain on the sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share, in the three months ended October 31, 2010. The hotel business is being reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued.

Net revenue and net income for the hotel business for the six months ended January 31, 2011 was as follows:

Six Months Ended January 31, 2011
Total net revenue	$2,906
Net income	289

The following table sets forth an overview of cash flows for the six months ended January 31, 2012 and 2011.

	Six Months Ended January 31,
	2012	2011
Net cash provided by continuing operations for operating activities	$38,823	$7,548
Net cash used for investing activities	(14,750)	(1,804)
Net cash used for financing activities	(17,754)	(13,577)
Net cash used for discontinued operations	-	(335)
Effect of exchange rate changes on cash	(1,669)	1,509
Net increase (decrease) in cash and cash equivalents	$4,650	$(6,659)

During the six months ended January 31, 2012, we generated $38,823 of cash from operating activities of continuing operations as compared to $7,548 in the prior year comparable period. The increase was due primarily to an increase in sales volume and improved operating efficiency in the six months ended January 31, 2012 as compared to the prior year comparable period as well as an income tax refund and related interest received in the six months ended January 31, 2012 of $12,007. Net cash used by continuing operations for investing activities in the six months ended January 31, 2012 was due primarily to capital spending of $17,278, which includes the construction of a manufacturing facility in Shanghai, China, and the purchase of a facility in State College, Pennsylvania. Prior year cash used by continuing operations for investing activities in the six months ended January 31, 2011 was due primarily to capital spending of $12,048, which includes the construction of a manufacturing facility in Shanghai, China. This was partially offset by the proceeds from the sale of our hotel business of $10,467, after transaction costs. The net cash used by financing activities in the six months ended January 31, 2012 and 2011 primarily reflected cash used to repurchase common stock of $15,612 and $11,149, respectively.

Results of operations

Net revenue

Product revenue

Product revenue is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2012	2011		2012	2011
Product Revenue:
Medical Imaging	$73,234	$70,526	4%	$143,534	$132,116	9%
Ultrasound	41,078	33,918	21%	75,679	62,269	22%
Security Technology	7,877	6,871	15%	16,983	13,619	25%
Total	$122,189	$111,315	10%	$236,196	$208,004	14%

Medical Imaging

For the three and six months ended January 31, 2012, product revenue increased versus the prior year comparable periods primarily due to growth in our MRI and digital mammography product lines driven primarily by higher sales volume of new and existing products, partially offset by a reduction in shipments in our CT product line due to customer ordering patterns.

Ultrasound

For the three and six months ended January 31, 2012, product revenue increased versus the prior year comparable periods due to increased sales of our Flex Focus platform of products in the United States through our expanded sales force and internationally primarily through our distributor network, as well as increased demand for ultrasound transducers sold through OEMs. Also contributing to the increase in product revenue in the six months ended January 31, 2012 was the acquisition of an OEM ultrasound transducer business in second quarter of fiscal year 2011.

Security Technology

The increase in product revenues for the three and six months ended January 31, 2012 versus the prior year comparable period was due primarily to increased sales of baggage scanners due to increasing demand from a large OEM customer.

Engineering revenue

Engineering revenue is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2012	2011		2012	2011
Engineering Revenue:
Medical Imaging	$2,029	$2,316	-12%	$4,403	$4,890	-10%
Ultrasound	-	124	N/A	-	124	N/A
Security Technology	2,215	3,498	-37%	3,691	8,057	-54%
Total	$4,244	$5,938	-29%	$8,094	$13,071	-38%

Medical Imaging

The decreases for the three and six months ended January 31, 2012 versus the prior year comparable periods were due primarily to the timing of project milestones being completed.

Security Technology

The decrease for the three and six months ended January 31, 2012 versus the prior year comparable period was due primarily to the timing of work performed on a significant development project for a large OEM customer.

Gross margin

Product gross margin

Product gross margin is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2012	2011		2012	2011
Product gross profit	$46,484	$40,719	14.2%	$89,260	$78,352	13.9%
Product gross margin %	38.0%	36.6%		37.8%	37.7%

Product gross margin percentage increased in the three and six months ended January 31, 2012 versus the prior year comparable periods reflecting an improved mix of higher margin Ultrasound products as well as cost savings following consolidation of our manufacturing operations in fiscal year 2011. Partially offsetting these increases were unfavorable manufacturing yields in our digital mammography business and inventory write offs upon closure of our Denmark manufacturing operation.

Engineering gross margin

Engineering gross margin is summarized in the table below.

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2012	2011		2012	2011
Engineering gross profit	$361	$90	301.1%	$611	$1,476	-58.6%
Engineering gross margin %	8.5%	1.5%		7.5%	11.3%

The increase in engineering gross margin in the three months ended January 31, 2012 versus the prior year comparable period was due primarily to a decrease of loss contracts for Medical Imaging projects.

The decrease in engineering gross margin in the six months ended January 31, 2012 versus the prior year comparable period was due primarily to less work performed on higher margin generating Security Technology engineering projects.

Operating expenses

Operating expenses are summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Research and product development	$13,940	$14,769	$29,207	$28,673
Selling and marketing	10,605	10,716	21,070	20,324
General and administrative	14,509	9,320	26,219	19,067
Restructuring	-	(134)	-	3,428
Total operating expenses	$39,054	$34,671	$76,496	$71,492

Operating expenses as a percentage of total net revenue are summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Research and product development	11.0%	12.6%	12.0%	12.9%
Selling and marketing	8.4%	9.1%	8.6%	9.2%
General and administrative	11.5%	8.0%	10.7%	8.6%
Restructuring	0.0%	-0.1%	0.0%	1.6%
Total operating expenses	30.9%	29.6%	31.3%	32.3%

Research and product development costs included in operating expenses are related to projects not funded by our customers. These expenses decreased $829 and increased $534 in the three and six months ended January 31, 2012, respectively, versus the prior year comparable periods. The decrease in the three months ended January 31, 2012 was due primarily to cost savings from work force reductions made throughout fiscal year 2011. The increase in the six months ended January 31, 2012 was due primarily to greater investment in unfunded research and product development projects in support of our strategic growth initiatives.

Selling and marketing expenses decreased $111 and increased $746 in the three and six months ended January 31, 2012, respectively, versus the prior year comparable periods. The increase in the six months ended January 31, 2012 was due primarily to severance costs of approximately $400 for employees terminated in connection with certain distributor transactions involving BK Medical. Also contributing to the increase in the six months ended January 31, 2012 was an increase in selling resources in the Ultrasound business as we expand our sales force and product offerings in existing and adjacent markets.

General and administrative expenses increased $5,189 and $7,152 in the three and six months ended January 31, 2012, respectively, versus the prior year comparable periods, primarily due to the impact of contingent consulting fees of $2,714 in the three and six months ended January 31, 2012 related to the income tax refund and related interest received in that period, as well as the favorable impact in the three and six months ended January 31, 2011 of an acquisition bargain purchase gain included in general and administrative expenses of $1,042, offset in part by $386 of amortization for the intangible assets and inventory fair value adjustment associated with this acquisition. The increase in expenses also reflects inquiry costs of $207 and $1,204 in the three and six months ended January 31, 2012, respectively, related to a distributor matter at BK Medical, our Danish subsidiary.

Restructuring in the six months ended January 31, 2011 included severance and personnel related costs for our plan that resulted in the reduction of our headcount by 104 employees worldwide.

Other income (expense), net

Other income (expense), net is summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Interest income, net	$133	$188	$269	$406
Gain on sale of other investments	$2,500	$-	$2,500	$-
Other, net	$322	$(100)	$497	$(376)

The gain on sale of other investments for the three and six months ended January 31, 2012 was due primarily to $2,500 from the sale of our 25% equity interest in our China-based affiliate. The book value of this investment was written down to $0 in fiscal year 2006.

Net other income (expense) during the three and six months ended January 31, 2012 and 2011 consisted predominantly of foreign currency exchange losses by our foreign subsidiaries in Denmark and Canada.

Provision for income taxes

The provision for (benefit from) income taxes and the effective tax rates are summarized in the table below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Provision for (benefit from) income taxes	$(8,869)	$930	$(7,000)	$1,689
Effective tax rate	-83%	15%	-42%	20%

Our effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

For the three and six months ended January 31, 2012, our income tax benefits of $8,869 and $7,000, respectively, were due primarily to discrete tax benefits of $10,025 from the refund of Federal research and experimentation credits and related interest and the $2,308 reversal and re-measurement of related tax reserves. In the next four quarters, the statute of limitations for fiscal year ended July 31, 2006 may be completed for foreign subsidiaries, and it is reasonably expected that net unrecognized benefits, including interest, of $203 may be recognized.

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

Income from discontinued operations, net of tax

	Six Months Ended January 31,
	2012	2011
Income from discontinued operations, net of tax	$-	$289

During the first quarter of fiscal year 2011, we sold our hotel business.

Income from continuing operations and diluted net income per share from continuing operations

Income from continuing operations and diluted net income per share from continuing operations for the three and six months ended January 31, 2012 and 2011 are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Income from continuing operations	$19,615	$5,296	$23,641	$6,677
% of net revenue	15.5%	4.5%	9.7%	3.0%
Diluted net income per share from continuing operations	$1.59	$0.42	$1.88	$0.53

The increase in income from continuing operations and diluted net income per share from continuing operations for the three and six months ended January 31, 2012 versus the prior year comparable periods were due primarily to increased gross profit from an increase in sales volume, cost savings following consolidation of our manufacturing operations, cost savings from other operational headcount reductions in fiscal year 2011, an income tax benefit from a refund and related interest, a gain on sale of an equity interest, and a decrease in restructuring charges in the three and six months ended January 31, 2012, partially offset by contingent consulting fees related to the tax refund in the three and six months ended January 31, 2012 and the bargain purchase gain in the three and six months ended January 31, 2011 of $1,042. Also offsetting these increases were inquiry costs related to a distributor matter at BK Medical of $1,204 in the six months ended January 31, 2012.

Liquidity and capital resources

Key liquidity and capital resource information is summarized in the table below.

	January 31, 2012	July 31, 2011
Cash and cash equivalents	$174,306	$169,656
Working capital	293,420	294,387
Short and long term debt	-	-
Stockholders’ equity	431,558	423,472

Cash and cash equivalents at January 31, 2012 consisted entirely of highly liquid investments with maturities of three months or less from the time of purchase. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at January 31, 2012 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2012, due to the short maturities of these instruments.

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates, and to a lesser extent changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada, Europe, and China. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% devaluation in the January 31, 2012 and July 31, 2011 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $950 and $1,458, respectively.

Cash flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Six Months Ended January 31,
	2012	2011
Net cash provided by continuing operations for operating activities	$38,823	$7,548
Net cash used for investing activities	(14,750)	(1,804)
Net cash used for financing activities	(17,754)	(13,577)
Net cash used for discontinued operations	-	(335)
Effect of exchange rate changes on cash	(1,669)	1,509
Net increase (decrease) in cash and cash equivalents	$4,650	$(6,659)

The cash flows generated from operating activities of our continuing operations in the six months ended January 31, 2012 primarily reflects our pre-tax earnings from continuing operations of $16,641, which included depreciation and amortization expenses of $9,205 and non-cash share-based compensation expense of $5,401. Also contributing to the increase were a tax refund of $12,007 and a decrease in accounts receivable of $10,105. The positive impact of our operating earnings on cash flows was partially offset by decreases in accrued liabilities and accounts payable of $6,505 and $4,652, respectively. The decrease in accounts receivable was due primarily to improved collections and a decrease in unbilled receivables of approximately $2,000 on engineering projects due to the timing of completing milestones. The decrease in accrued liabilities was due primarily to the payment of bonuses and severance partially offset by additional bonus accrual for fiscal year 2012. The decrease in accounts payable was due primarily to the timing of vendor payments.

The net cash used by continuing operations for investing activities in the six months ended January 31, 2012 was due primarily to purchases of property, plant, and equipment of $17,278, of which approximately $12,000 relates to the construction of a manufacturing facility in Shanghai, China and the purchase of a facility in State College, Pennsylvania. The capital spending was partially offset by the proceeds of $2,500 received from the sale of our 25% equity interest in our China-based affiliate during the second quarter of fiscal year 2012.

The net cash used for financing activities in the six months ended January 31, 2012 primarily reflected $15,612 used to repurchase common stock and $2,609 of dividends paid to stockholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

Our contractual obligations at January 31, 2012, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$8,725	$2,191	$2,875	$1,639	$2,020
Purchasing obligations	61,690	58,674	3,016	-	-

	$70,415	$60,865	$5,891	$1,639	$2,020

As of January 31, 2012, the total liabilities associated with uncertain tax positions were $6,608. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

On October 11, 2011, we entered into a five-year revolving credit agreement (the “Credit Agreement”) with three banks for which Sovereign Bank acts as Administrative Agent. The Credit Agreement provides $100,000 in available credit and expires on October 10, 2016, when any outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty. The Credit Agreement replaces a $20,000 credit facility with Sovereign Bank which had been renewed annually since 2001 and was terminated in connection with the new facility.

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

At January 31, 2012, our leverage ratio was 0.004 and our interest coverage ratio was infinite as we had no attributable interest expense, and we were in full compliance with all financial and operating covenants.

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

We did not have any borrowing outstanding under credit facilities at January 31, 2012 and July 31, 2011.

Impact of Investigation Regarding our Danish Subsidiary

As previously disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we have identified transactions involving our Danish subsidiary, BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. We have voluntarily disclosed this matter to the Danish government, the United States Department of Justice and the Securities and Exchange Commission and will continue to cooperate with relevant authorities regarding these matters. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter. We have concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects. We have terminated the employment of BK Medical employees that were involved in the transactions. We are winding down our relationship with BK Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom we have decided to wind down BK Medical’s relationship, represented less than 1% of our total revenue in fiscal year 2011 and less than 2.5% of our total revenue in the three and six months ended January 31, 2012. During the six months ended January 31, 2012, we incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,204 in connection with this matter.

Recent accounting pronouncements

Recently adopted

Impairment testing

In December 2010, the Financing Accounting Standards Board (the “FASB”) issued guidance modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance was effective for us on August 1, 2011 and it did not have a material impact on our financial position, results of operations, or cash flows.

In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update was effective for us in the second quarter of fiscal year 2012. The update may did not have a material impact on our consolidated financial position, annual results of operations or cash flows.

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

Not yet effective

Fair value measurements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. Early adoption is prohibited. This guidance is effective for us on February 1, 2012, and and will have no impact on our financial position, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for annual periods beginning after December 15, 2011, and annual and interim periods thereafter. The update is applied retrospectively, and early adoption is permitted. Early adoption is permitted. Subsequently, in December 2011, the FASB issued guidance which defers only those changes that relate to the presentation of reclassification adjustments. This guidance is effective for us on August 1, 2012, and it is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Canadian dollar, Chinese yuan, Danish kroner, and Euro. A 10% devaluation in the functional currencies, relative to the U.S. dollar, at January 31, 2012 and July 31, 2011 would result in a reduction of stockholders’ equity of approximately $950 and $1,458, respectively.

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At January 31, 2012, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost. Total net interest income for the three and six months ended January 31, 2012 was $133 and $269, respectively. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended January 31, 2012.

Period	Total Number of Shares Purchased (1) (2) (3)	Average Price Paid per Share (4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
11/1/11-11/30/11	55,120	$54.94	54,690	$ -
12/1/11-12/31/11	15,076	54.29	14,732	29,200,828
1/1/12-1/31/12	318	58.50	-	29,200,828

Total	70,514	$54.81	69,422

(1)	Includes 430, 344 and 318 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards in November 2011, December 2011 and January 2012, respectively.
(2)	Includes 54,690, shares of our common stock purchased in open-market transactions in November 2011. These shares were purchased pursuant to a repurchase program authorized by the Board that was announced on December 9, 2010 to repurchase up to $30.0 million of our common stock. During the second quarter of fiscal year 2012, we repurchased 54,690 shares of our common stock under this repurchase program for $3.0 million at an average purchase price of $54.95 per share. The repurchase program has no remaining funds for additional purchases.
(3)	Includes 14,732, shares of our common stock purchased in open-market transactions in December 2011. These shares were purchased pursuant to a repurchase program authorized by the Board that was announced on December 8, 2011 to repurchase up to $30.0 million of our common stock. During the second quarter of fiscal year 2012, we repurchased 14,732 shares of our common stock under this repurchase program for $0.8 million at an average purchase price of $54.25 per share. The repurchase program does not have a fixed expiration date.

(4)	For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2012 and July 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2012 and January 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2012 and January 31, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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

ANALOGIC CORPORATION

Date: March 7, 2012	/s/ James W. Green
James W. Green
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2012	/s/ Michael L. Levitz
Michael L. Levitz Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at January 31, 2012 and July 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2012 and January 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2012 and January 31, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.