Form 10-Q
period 2012-04-30
ANALOGIC CORP
filed 2012-06-08
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

The number of shares of common stock outstanding at May 31, 2012 was 12,241,313.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	April 30, 2012	July 31, 2011
Assets
Current assets:
Cash and cash equivalents	$189,545	$169,656
Accounts receivable, net of allowance for doubtful accounts of $693 and $599 as of April 30, 2012 and July 31, 2011, respectively	78,367	88,558
Inventories	113,618	105,483
Refundable and deferred income taxes	7,613	9,677
Other current assets	7,713	9,839
Total current assets	396,856	383,213
Property, plant, and equipment, net	93,661	83,157
Goodwill and intangible assets, net	36,954	39,252
Other assets	6,190	7,711
Deferred income tax assets	9,181	8,219
Total Assets	$542,842	$521,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,523	$37,478
Accrued liabilities	35,057	41,438
Advance payments and deferred revenue	12,945	9,249
Accrued income taxes	3,184	661
Total current liabilities	93,709	88,826

Long-term liabilities:
Accrued income taxes	4,551	5,322
Other long-term liabilities	2,675	3,932
Total long-term liabilities	7,226	9,254

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.05 par value	613	627
Capital in excess of par value	94,789	85,407
Retained earnings	339,242	325,941
Accumulated other comprehensive income	7,263	11,497
Total stockholders’ equity	441,907	423,472
Total Liabilities and Stockholders’ Equity	$542,842	$521,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net revenue:
Product	$115,094	$113,791	$351,290	$321,795
Engineering	6,176	3,380	14,270	16,451
Total net revenue	121,270	117,171	365,560	338,246
Cost of sales:
Product	71,613	69,714	218,549	199,366
Engineering	4,905	3,297	12,388	14,892
Total cost of sales	76,518	73,011	230,937	214,258
Gross profit	44,752	44,160	134,623	123,988
Operating expenses:
Research and product development	13,106	17,291	42,313	45,964
Selling and marketing	10,925	10,280	31,995	30,604
General and administrative	10,848	10,892	37,067	29,959
Restructuring	-	-	-	3,428
Total operating expenses	34,879	38,463	111,375	109,955
Income from operations	9,873	5,697	23,248	14,033
Other income (expense):
Interest income, net	98	137	367	543
Gain on sale of other investments	-	-	2,500	-
Other, net	325	(293)	822	(669)
Total other income (expense), net	423	(156)	3,689	(126)
Income from continuing operations before income taxes	10,296	5,541	26,937	13,907
Provision for (benefit from) income taxes	2,966	1,223	(4,034)	2,912
Income from continuing operations	7,330	4,318	30,971	10,995
Income from discontinued operations (net of income tax provision of $168)	-	-	-	289
Gain on disposal of discontinued operations (net of income tax provision of $505)	-	-	-	924
Net income	$7,330	$4,318	$30,971	$12,208
Basic net income per share:
Income from continuing operations	$0.60	$0.35	$2.48	$0.88
Income from discontinued operations, net of tax	-	-	-	0.02
Gain on disposal of discontinued operations, net of tax	-	-	-	0.07
Basic net income per share	$0.60	$0.35	$2.48	$0.97
Diluted net income per share:
Income from continuing operations	$0.59	$0.35	$2.45	$0.88
Income from discontinued operations, net of tax	-	-	-	0.02
Gain on disposal of discontinued operations, net of tax	-	-	-	0.07
Diluted net income per share	$0.59	$0.35	$2.45	$0.97
Weighted average shares outstanding:
Basic	12,227	12,381	12,470	12,526
Diluted	12,433	12,487	12,636	12,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$30,971	$12,208
Less:
Income from discontinued operations	-	289
Gain on disposal of discontinued operations	-	924
Income from continuing operations	30,971	10,995
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	846	(3,261)
Depreciation and amortization	13,729	13,160
Allowance for doubtful accounts	200	(146)
Gain on sale of other investments	(2,500)
(Gain) loss on sale of property, plant, and equipment	(21)	119
Bargain purchase gain	-	(1,042)
Share-based compensation expense	7,716	7,297
Fair value adjustment of contingent consideration	43	-
Excess tax provision for share-based compensation	26	116
Net changes in operating assets and liabilities, net of acquired business (Note 13)	8,256	(21,893)
NET CASH PROVIDED BY CONTINUING OPERATIONS FOR OPERATING ACTIVITIES	59,266	5,345
NET CASH USED FOR DISCONTINUED OPERATIONS FOR OPERATING ACTIVITIES	-	(335)
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,266	5,010

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net	-	10,467
Acquisition of business	-	(346)
Additions to property, plant, and equipment	(22,588)	(15,434)
Proceeds from the sale of other investments	2,500	-
Proceeds from the sale of property, plant, and equipment	97	123
NET CASH USED FOR INVESTING ACTIVITIES	(19,991)	(5,190)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	1,124	315
Excess tax provision for share-based compensation	(26)	(116)
Purchase of common stock	(15,795)	(13,767)
Dividends paid to shareholders	(3,763)	(3,850)
NET CASH USED FOR FINANCING ACTIVITIES	(18,460)	(17,418)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(926)	1,954

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,889	(15,644)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,656	169,254

CASH AND CASH EQUIVALENTS, END OF PERIOD	$189,545	$153,610
Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$6,392	$(6,478)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation (“Analogic” or the “Company”) provides advanced healthcare and security technology solutions to customers around the world. The Company provides advanced imaging systems and technology that enable computed tomography (“CT”), ultrasound, digital mammography, and magnetic resonance imaging (“MRI”) in medical applications, as well as automated threat detection for aviation security. The Company’s CT, MRI, digital mammography, and ultrasound transducer products are sold to original equipment manufacturers (“OEMs”). The Company’s B-K Medical branded ultrasound systems, used in procedure-driven markets such as urology, guided surgery, and anesthesia, are sold to clinical end users through the Company’s direct sales force. The Company’s top ten customers combined for approximately 72% and 62% of the Company’s total net revenue for the three months ended April 30, 2012 and 2011, respectively, and 67% and 64% of the Company’s total net revenue for the nine months ended April 30, 2012 and 2011, respectively. The Company had 4 customers, as set forth in the table below, which individually accounted for 10% or more of the Company’s net product and engineering revenue during the three or nine months ended April 30, 2012 or 2011.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2012	2011		2012	2011
Koninklijke Philips Electronics N.V. (“Philips”)	16%	12%		16%	12%
L-3 Communications Corporation	11%	(	*)	( *)	(	*)
Toshiba Corporation	( *)	(	*)	10%	11%
Siemens AG	11%	10%		11%	(	*)

Note (*): Total net revenue was less than 10% in this period.

Philips accounted for 19% and 15% of net accounts receivable at April 30, 2012 and July 31, 2011, respectively. L-3 Communications accounted for 11% of net accounts receivable at April 30, 2012 and General Electric Corporation accounted for 12% of net accounts receivable at both April 30, 2012 and July 31, 2011.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10% to 50%, and the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

General

The unaudited condensed consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and nine months ended April 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2012 (“fiscal year 2012”), or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2011 (“fiscal year 2011”) included in the Company’s Annual Report on Form 10-K as filed with the SEC on October 4, 2011. The accompanying unaudited Condensed Consolidated Balance Sheet as of July 31, 2011 contains data derived from audited financial statements, but does not include all disclosures required by GAAP.

Derivative Instruments and Hedging Activities

The Company recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company classifies the cash flows from these instruments in the same category as the cash flows from the hedged items. The Company does not enter into derivative transactions for trading or speculative purposes.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. The Company also assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion to current earnings. If the Company determines that a forecasted transaction is no longer probable of occurring, it discontinues hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

Reclassifications and Revisions to Prior Period Financial Statements

In the third quarter of fiscal year 2012, the Company identified certain amounts totaling $620 recorded within “Effect of exchange rate on cash” in its unaudited Condensed Consolidated Statements of Cash Flows for the first two quarters of fiscal year 2012 that should be classified primarily within cash flow from operating activities. The Company also identified certain amounts totaling $1,685 recorded within “Effect of exchange rate on cash” in its audited Consolidated Statements of Cash Flows of fiscal year 2011 and the related quarterly periods that should be classified primarily within cash flow from operating activities. The Company determined that this change in classification was not material to its audited Consolidated Statement of Cash Flows for fiscal year 2011 and its unaudited Condensed Consolidated Statement of Cash Flows for each quarter in fiscal years 2012 and 2011. The Company corrected the unaudited Condensed Consolidated Statement of Cash Flows with the appropriate classification for the nine months ended April 30, 2012 and 2011 within this Form 10-Q. In future quarterly and annual filings, the Company will revise the amounts related to prior periods to correct for the identified errors, which will result in the following:

(i) increases in “Effect Of Exchange Rate Changes On Cash” and “Net Cash Used By Investing Activities” of $1,685 and $20, respectively, with a corresponding decrease in the “Net Cash Provided by Operating Activities” of $1,639 and a increase in “Net Cash Used For Financing Activities” of $26 in fiscal year 2011;

(ii) increase in “Effect Of Exchange Rate Changes On Cash” of $910 with a corresponding decrease in the “Net Cash Provided by Operating Activities” of $910 in the three months ended October 31, 2011;

(iii) increase in “Effect Of Exchange Rate Changes On Cash” of $620 with corresponding decreases in the “Net Cash Provided by Operating Activities” and “Net Cash Used For Financing Activities” of $654 and $34, respectively, in the six months ended January 31, 2012.

2. Recent accounting pronouncements:

Recently adopted

Impairment testing

In December 2010, the Financing Accounting Standards Board (the “FASB”) issued guidance modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance was effective for the Company on August 1, 2011, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance was effective for the Company on August 1, 2011, and did not have an impact on the Company’s financial position, results of operations or cash flows.

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair value measurements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. Early adoption is prohibited. This guidance was effective for the Company on February 1, 2012, and had no impact on the Company’s financial position, results of operations, or cash flows.

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

3. Discontinued operations:

During the first quarter of fiscal year 2011, the Company sold its hotel business, and realized net proceeds of $10,467, after transaction costs. The Company recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share in the nine months ended April 30, 2011. The hotel business has been reported as a discontinued operation and all periods presented have been revised accordingly to reflect these operations as discontinued. A former member of the Company’s Board of Directors also serves on the Board of Directors of the entity that acquired the hotel business.

Revenues and net income for the hotel business for the nine months ended April 30, 2011, were as follows:

Nine Months Ended April 30, 2011
Total net revenue	$2,906
Net income	289

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Share-based compensation:

The following table presents share-based compensation expenses included in the Company’s unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Cost of product sales	$142	$148	$461	$432
Research and product development	633	897	2,157	2,262
Selling and marketing	238	362	912	936
General and administrative	1,302	1,336	4,186	3,667
Share-based compensation expense before tax	$2,315	$2,743	$7,716	$7,297

The Company recognized compensation expense on awards with performance-based awards with earnings per share (“EPS”)-related and total shareholder return (“TSR”)-related conditions along with time-based stock option and restricted stock award conditions as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Performance based EPS-related condition awards	$557	$1,207	$3,225	$2,390
Performance based TSR-related condition awards	1,067	759	2,644	2,248
Total performance award expense	1,624	1,966	5,869	4,638
Time based stock options and restricted stock awards	691	777	1,847	2,659
Total share-based compensation expense before tax	$2,315	$2,743	$7,716	$7,297

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

The weighted-average grant-date fair values of stock options granted during the nine months ended April 30, 2012 and 2011 were $16.44 and $15.50 per share, respectively. There were insignificant or no grants of stock options in the three months ended April 30, 2012 and 2011. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the nine months ended April 30, 2012 and 2011, as follows:

	Nine Months Ended April 30,
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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At April 30, 2012 and April 30, 2011, the Company had target performance contingent restricted stock awards outstanding of 454,959 and 450,233, respectively. These awards, which are in the form of restricted stock shares and units, vest if specific pre-established levels of performance have been achieved at the end of a three-year performance cycle. The three year performance cycles for awards outstanding at April 30, 2012 end on July 31, 2012, 2013, and 2014. The three year performance cycles for awards outstanding at April 30, 2011 ended or will end on July 31, 2011, 2012, and 2013. The actual number of shares/units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award. The Company grants performance awards with either an EPS related performance condition or a TSR as determined against a specified peer group condition. As of April 30, 2012, of the 454,959 restricted shares/units outstanding, 253,159 had an EPS related performance condition and 201,800 had a TSR related performance condition.

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

For awards with an EPS-related condition, the Company recognizes compensation expense over the performance period based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is done each quarter and changes in estimates can result in significant expense fluctuations due to the cumulative catch-up adjustment. The fair value of the awards with an EPS-related condition is determined by the closing price of the Company’s common stock on the date of grant.

For awards with a TSR-related condition, the Company recognizes compensation expense on a straight-line basis, net of estimated forfeitures, over an average derived service period of 2.7 years for the awards granted in fiscal years 2010, 2011, and 2012. The weighted average grant date fair values of awards granted with a TSR-related condition was $97.31 and $54.27 per share in the nine months ended April 30, 2012 and 2011, respectively. There were insignificant grants of awards with a TSR-related condition in the three months ended April 30, 2012 and 2011. The fair value of awards with a TSR-related condition at date of grant was estimated using a Monte-Carlo Simulation model with the following assumptions:

	Nine Months Ended April 30,
	2012	2011
Stock Price (1)	$57.81	$41.96
Expected volatility factor (2)	29%	49%
Risk-free interest rate (3)	0.33%	0.73%
Expected annual dividend yield (4)	0.0%	0.0%

(1)	The stock price is the weighted average closing price of the Company’s common stock on the dates of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the Company and the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the stock option and restricted stock award transactions from July 31, 2011 to April 30, 2012:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock Awards		Performance-Based Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units (1)	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2011	274,522	$55.18	4.34	$1,466	51,800	$44.90	447,244	$46.95
Granted	125,684	46.27			72,047	47.40	74,986	77.55
Exercised	(30,722)	44.11
Vesting of restricted stock					(13,518)	48.41	(9,665)	45.98
Cancelled (forfeited and expired)	(28,939)	46.31			(6,750)	43.82	(57,606)	45.83

Outstanding at April 30, 2012	340,545	$53.65	4.66	$5,061	103,579	$46.25	454,959	$52.15
Options vested or expected to vest at April 30, 2012 (2)	331,241	$53.87	4.61	$4,852
Options exercisable at April 30, 2012	197,434	$58.51	3.60	$2,007

(1)	The number of performance-based unvested restricted stock awards is shown in this table at target. As of April 30, 2012, the maximum number of performance-based unvested restricted stock awards available to be earned is 909,918.

(2)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

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

The results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s unaudited condensed consolidated financial statements beginning November 19, 2010.

The total purchase consideration was expected to be approximately $686 in cash, of which approximately $346 was paid at the closing. The purchase consideration also included contingent consideration of $340, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired products over a two year period commencing on November 1, 2010. The Company estimated the contingent consideration based on probability weighted expected future cash flows, and it is included in the unaudited Condensed Consolidated Balance Sheet at April 30, 2012 under accrued liabilities and July 31, 2011 under other long-term liabilities. These cash flows were discounted at a rate of approximately 22.1%. The contingent consideration is marked to market at the end of each fiscal quarter. During the nine months ended April 30, 2012, the fair value of the contingent consideration was increased by $43. Acquisition-related costs were insignificant.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The final fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired on November 19, 2010 and the bargain purchase gain recorded in general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations were computed as follows:

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

The Company’s results would not have been materially different from its reported results had the acquisition occurred at the beginning of the nine months ended April 30, 2011.

6. Derivative Instruments

Certain of the Company’s foreign operations have revenues and/or expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, the Company uses forward contracts to lock in exchange rates associated with a portion of its forecasted international expenses.

At April 30, 2012, the Company had forward contracts outstanding with notional amounts totaling $3,800 in the Canadian Dollar. These contracts have been designated as cash flow hedges, and the unrealized gains of $64 as of April 30, 2012 on these contracts are reported in accumulated other comprehensive income (loss). No significant cash flow hedges were outstanding for periods prior to January 31, 2012. Realized gains and losses on the cash flow hedges are recognized in income in the period when the sale of product or payment of expenses is recognized. The Company expects all contracts to settle in the fourth quarter of fiscal year 2012 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Fair value measurements:

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

The Company’s cash equivalents at April 30, 2012 and July 31, 2011 are comprised primarily of demand deposits and money market funds at highly rated financial institutions.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at April 30, 2012 and July 31, 2011:

	Fair Value Measurements at April 30, 2012 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$20,000	$14,500	$-	$34,500
Foreign currency forward contracts	-	64	-	64
Total assets	$20,000	$14,564	$-	$34,564
Contingent consideration	$-	$-	$383	$383
Total liabilities	$-	$-	$383	$383

	Fair Value Measurements at July 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$-	$9,600	$-	$9,600
Total assets	$-	$9,600	$-	$9,600
Contingent consideration	$-	$-	$340	$340
Total liabilities	$-	$-	$340	$340

The Company’s Level 2 instruments classified as cash equivalents consist of highly liquid demand deposits. The fair value of these deposits does not deviate from the face value.

The fair value of the Company’s Level 2 instruments classified as foreign currency forward contracts is determined using valuation models based on market observable inputs, including forward and spot prices for currencies and implied volatilities.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Goodwill and other intangible assets:

The carrying amount of the goodwill at April 30, 2012 and July 31, 2011 was $1,849.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, a trade name, backlog, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the tradename as it is considered to have an indefinite life, are 0.5 to 14 years.

Intangible assets at April 30, 2012 and July 31, 2011 consisted of the following:

	April 30, 2012			July 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$12,191	$4,671	$7,520	$12,191	$3,762	$8,429
Customer relationships	25,440	7,362	18,078	25,440	5,973	19,467
Tradename	7,607	-	7,607	7,607	-	7,607
Backlog	70	70	-	70	70	-
In-process research and development	1,900	-	1,900	1,900	-	1,900
Total	$47,208	$12,103	$35,105	$47,208	$9,805	$37,403

Amortization expense related to acquired intangible assets was $766 and $787 for the three months ended April 30, 2012 and 2011, respectively, and $2,298 and $2,323 for the nine months ended April 30, 2012 and 2011, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2012 (remaining three months)	$765
2013	3,063
2014	3,063
2015	3,063
2016	2,975

$12,929

In the second quarter of fiscal year 2012, the Company performed the first step of the two-step annual impairment test for its goodwill, tradename, and in-process research development. For goodwill, which is from the Company’s acquisition of Copley Controls in April 2008, the Company compared the fair value of the OEM reporting unit in the Medical Imaging segment, to its carrying value. The Company’s approach considered both the market approach and income approach. Equal weight was given to each approach. Under the market approach, the fair value of the reporting unit is based on trading multiples. In the market approach, the Company assumed a control premium of 15% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. The applied discount rate of 17.1% was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the reporting unit. The Company determined that the fair value of the reporting unit was more than the carrying value of the net assets of the reporting unit, and thus it was not necessary for the Company to perform step two of the impairment test for the goodwill.

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the in-process research and development, the Company compared the fair value of the in-process research and development using the income approach to its carrying value during the second quarter of fiscal year 2012. The income approach utilized a discount rate of 17.1%, which was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales from the in-process research and development. The Company determined that the fair value of the in-process research and development was more than its carrying value. The Company expects to begin amortizing the in-process research and development over the product life cycle once production of the product begins, which is expected within the next twelve to twenty-four months.

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

9. Restructuring charge:

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes charges related to accrued restructuring activity from July 31, 2010 through April 30, 2012:

	Involuntary Employee Severance	Facility Exit Costs	Total
Balance at July 31, 2010	$153	$722	$875
Restructuring charge	3,562	-	3,562
Cash payments	(238)	(189)	(427)
Foreign exchange	42	-	42
Balance at October 31, 2010	3,519	533	4,052
Adjustments	(134)	-	(134)
Cash payments	(609)	(121)	(730)
Foreign exchange	(59)	-	(59)
Balance at January 31, 2011	2,717	412	3,129
Cash payments	(529)	(155)	(684)
Foreign exchange	156	-	156
Balance at April 30, 2011	2,344	257	2,601
Restructuring charge	3,585	-	3,585
Adjustments	-	53	53
Cash payments	(836)	(155)	(991)
Foreign exchange	(58)	-	(58)
Balance at July 31, 2011	5,035	155	5,190
Cash payments	(1,926)	(155)	(2,081)
Foreign exchange	(93)	-	(93)
Balance at October 31, 2011	3,016	-	3,016
Cash payments	(950)	-	(950)
Foreign exchange	(113)	-	(113)
Balance at January 31, 2012	1,953	-	1,953
Cash payments	(877)	-	(877)
Foreign exchange	29	-	29
Balance at April 30, 2012	$1,105	$-	$1,105

The cash expenditures remaining to be paid as of April 30, 2012 for employee severance will be paid within the next six months.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the dates indicated:

	April 30, 2012	July 31, 2011
Accounts receivable, net of allowance:
Billed	$72,353	$81,314
Unbilled (A)	6,014	7,244

	$78,367	$88,558

Inventories:
Raw materials	$79,156	$75,434
Work-in-process	9,477	10,544
Finished goods	24,985	19,505

	$113,618	$105,483

Accrued liabilities:
Accrued employee compensation and benefits	$20,105	$21,521
Accrued restructuring charges	1,105	5,190
Accrued warranty	6,026	5,174
Other	7,821	9,553

	$35,057	$41,438

Advance payments and deferred revenue:
Deferred revenue	$10,936	$7,380
Customer deposits	2,009	1,869

	$12,945	$9,249

(A)	Total unbilled receivables at April 30, 2012 and July 31, 2011 were $9,317 and $11,617, respectively. At April 30, 2012 and July 31, 2011, the long-term portion of unbilled receivables of $3,303 and $4,373, respectively, was included in non-current other assets.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Net income per share:

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Income from continuing operations	$7,330	$4,318	$30,971	$10,995
Income from discontinued operations, net of tax	-	-	-	289
Gain on disposal of discontinued operations, net of tax	-	-	-	924
Net income	$7,330	$4,318	$30,971	$12,208

Weighted average number of common shares outstanding-basic	12,227,000	12,381,000	12,470,000	12,526,000
Effect of dilutive securities:
Stock options and restricted stock awards	206,000	106,000	166,000	74,000
Weighted average number of common shares outstanding-diluted	12,433,000	12,487,000	12,636,000	12,600,000

Basic net income per share:
Income from continuing operations	$0.60	$0.35	$2.48	$0.88
Income from discontinued operations, net of tax	-	-	-	0.02
Gain on disposal of discontinued operations, net of tax	-	-	-	0.07
Basic net income per share	$0.60	$0.35	$2.48	$0.97
Diluted net income per share:
Income from continuing operations	$0.59	$0.35	$2.45	$0.88
Income from discontinued operations, net of tax	-	-	-	0.02
Gain on disposal of discontinued operations, net of tax	-	-	-	0.07
Diluted net income per share	$0.59	$0.35	$2.45	$0.97
Anti-dilutive shares related to outstanding stock options and unvested restricted stock	151,000	183,000	224,000	205,000

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported as a component of stockholders’ equity. The following table presents the calculation of total comprehensive income and its components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net income	$7,330	$4,318	$30,971	$12,208

Other comprehensive income, net of taxes:

Pension adjustment, net of a tax provision of $24 for the three months ended April 30, 2011 and tax benefit of $12 for the nine months ended April 30, 2011.	(1)	(24)	(1)	(89)

Unrealized gains (losses) on foreign currency forward contracts, net of a tax provision of $23 for the three and nine months ended April 30, 2012	41	-	41	-

Foreign currency translation adjustment, net of a tax benefit of $289 for the three months ended April 30, 2011 and a tax benefit of $335 for the nine months ended April 30, 2011.	802	4,947	(4,274)	9,277
Total comprehensive income	$8,172	$9,241	$26,737	$21,396

The components of accumulated other comprehensive income, net of taxes, at April 30, 2012 and July 31, 2011, were as follows:

	April 30, 2012	July 31, 2011
Pension adjustment	(3,080)	(3,079)
Unrealized gains (losses) on foreign currency forward contracts	41	-
Foreign currency translation adjustment	10,302	14,576
Total	$7,263	$11,497

13. Supplemental disclosure of cash flow information:

The changes in operating assets and liabilities, net of acquired business, were as follows:

	Nine Months Ended April 30,
	2012	2011
Accounts receivable	$9,648	$(9,459)
Inventories	(9,013)	(21,002)
Other assets	1,598	1,915
Accounts payable	5,849	6,121
Accrued liabilities	(4,930)	(1,890)
Other liabilities	271	2,033
Advance payments and deferred revenue	4,060	(644)
Refundable and accrued income taxes	773	1,033
Net changes in operating assets and liabilities	$8,256	$(21,893)

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supplemental disclosure of non-cash investing activities from continuing operations were as follows:

The Company had accrued milestone payments towards the construction of a manufacturing facility in Shanghai, China, of $1,560 and $1,785 at April 30, 2012 and July 31, 2011, respectively.

The Company had accrued milestone payments towards the construction of a manufacturing facility in Shanghai, China, of $1,508 and $0 at April 30, 2011 and July 31, 2010, respectively.

14. Taxes:

The following table presents the provision for (benefit from) income taxes and the effective income tax rates for the three and nine months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Provision for (benefit from) income taxes	$2,966	$1,223	$(4,034)	$2,912
Effective tax rate	29%	22%	-15%	21%

The Company received a refund of $12,007 in the second quarter of fiscal year 2012 as the result of the completion of an U.S. Internal Revenue Service (“IRS”) audit of U.S. Federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008. The refund was largely the result of Federal research and experimentation credits that carryover from the fiscal years 1991 through 2000 into the audited returns. The Company recorded a tax benefit for this refund, including the related interest, in the unaudited Condensed Consolidated Statement of Operations of $10,025 in the nine months ended April 30, 2012. Related to the refund and interest were contingent professional fees of $2,714 that were recorded in general and administrative expenses in the unaudited Condensed Consolidated Statement of Operations in the nine months ended April 30, 2012. In connection with the conclusion of the IRS audit, the Company recorded a benefit from the reversal and re-measurement of related tax reserves of $2,308 in the unaudited Condensed Consolidated Statement of Operations in the nine months ended April 30, 2012.

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate for the three months ended April 30, 2012 of 29% was due primarily to lower foreign tax rates as compared to the statutory tax rate of 35%, and the reversal of a valuation allowance on China operations. The effective tax rate for the nine months ended April 30, 2012 of (15%) was due primarily to a discrete benefit of $10,025 from the receipt of the IRS tax refund, including the related interest, and reversal and re-measurement of related tax reserves of $2,308.

The effective tax rate for the three months ended April 30, 2011 of 22% was due primarily to the U.S. Federal research and experimentation credit, lower foreign tax rates as compared to the statutory tax rate of 35% and the discrete benefit of $388 from the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2007. The effective tax rate for the nine months ended April 30, 2011 of 21% was due primarily to a discrete tax benefit of $536 for the reinstatement of the U.S. Federal research and experimentation credit back to January 1, 2010, the lower foreign tax rates as compared to the statutory rate of 35% and the discrete benefit of $388 from the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal years ended July 31, 2007. In addition, taxes related to the bargain purchase gain of $621 from the acquisition of an OEM ultrasound transducer and probe business were recorded as part of income from operations in the quarter ended January 31, 2011.

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, were as follows for the dates indicated:

April 30, 2012	July 31, 2011
$ 6,690	$16,250

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would impact the Company’s effective tax rate.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of April 30, 2012, the Company has concluded all U.S. Federal income tax matters through the year ended July 31, 2008. In the next four quarters, the statute of limitations for the Company’s fiscal years ended July 31, 2009 and July 21, 2006 may expire for U.S. Federal and state income taxes and for foreign subsidiaries, respectively, and it is reasonably expected that net unrecognized benefits, including interest, of $1,008 may be recognized. During the three and nine months ended April 30, 2012, the Company reduced its uncertain tax benefits and accrued interest by $148 and $11,030, respectively, as a result of the completion of the audits of fiscal years 2003, 2005 and 2008, closing of statutes of limitation for the fiscal year 2008 and the re-measurement of uncertain tax benefits in open years.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At April 30, 2012 and July 31, 2011, the Company had approximately $633 and $1,485, respectively, accrued for interest and penalties on unrecognized tax benefits.

15. Segment information:

The Company has three reportable segments: Medical Imaging, Ultrasound, and Security Technology. At the end of fiscal year 2011, the Company combined its OEM Ultrasound transducer business, which had previously been reported in the Medical Imaging segment, with its B-K Medical direct Ultrasound systems business in the Ultrasound segment, under one management team. The combined business is now reported as the Ultrasound segment consistent with how the Company’s principal executive officer began monitoring the business in the first quarter of fiscal year 2012. Medical Imaging consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment and direct conversion digital x-ray detectors for mammography sold primarily through OEM customers. Ultrasound consists of ultrasound systems and transducers for the urology, ultrasound-guided surgery and anesthesia markets sold primarily through the Company’s direct sales force. Security Technology consists of advanced weapon and threat detection aviation security systems and subsystems sold primarily through OEM customers. The accounting policies of the segments are the same as those described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2011.

The table below presents information about the Company’s reportable segments. All periods presented have been revised accordingly to reflect the new reporting segments.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net Revenue:
Medical Imaging	$72,760	$74,593	$220,697	$211,599
Ultrasound	33,889	32,371	109,568	94,764
Security Technology	14,621	10,207	35,295	31,883
Total	$121,270	$117,171	$365,560	$338,246

Income (loss) from operations
Medical Imaging (A)	$4,847	$4,746	$12,859	$9,936
Ultrasound (B)	2,350	615	6,713	2,100
Security Technology (C)	2,676	336	3,676	1,997
Total income from operations	9,873	5,697	23,248	14,033
Total other income (expense), net (D)	423	(156)	3,689	(126)
Income from continuing operations before income taxes	$10,296	$5,541	$26,937	$13,907

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	April 30, 2012	July 31, 2011
Identifiable assets:
Medical Imaging	$197,516	$190,530
Ultrasound	134,764	129,497
Security Technology	23,170	23,644
Total reportable segment assets	355,450	343,671
Corporate assets (E)	187,392	177,881
Total assets	$542,842	$521,552

(A)	Includes $2,198 of contingent consulting fees related to the tax refund and related interest received in the nine months ended April 30, 2012. Includes a restructuring charge change in estimate of $1,452 for the nine months ended April 30, 2011.
(B)	Includes restructuring charge change in estimate of $1,548 for the nine months ended April 30, 2011.
(C)	Includes $516 of contingent consulting fees related to the tax refund and related interest received in the nine months ended April 30, 2012. Includes a restructuring charge change in estimate of $428 for the nine months ended April 30, 2011.
(D)	Includes a gain of $2,500 from the sale of the Company’s remaining interest in its China based affiliate received in the nine months ended April 30, 2012.
(E)	Includes cash and cash equivalents of $153,599 and $135,069 at April 30, 2012 and July 31, 2011, respectively.

16. Commitments and contingencies:

Guarantees and Indemnification Obligations

The Company’s standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2012.

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

The following table presents the Company’s product warranty liability for the three and nine months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Balance at the beginning of the period	$5,767	$5,640	$5,174	$6,103
Accrual	1,492	1,477	5,321	4,571
Settlements made in cash or in kind during the period	(1,233)	(1,277)	(4,469)	(4,834)
Balance at the end of the period	$6,026	$5,840	$6,026	$5,840

At April 30, 2012 and July 31, 2011, the Company had deferred revenue for product and extended warranty contracts of $6,823 and $6,528, respectively.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

At April 30, 2012, the Company’s leverage ratio was 0.007 and the Company’s interest coverage ratio was infinite as it had no attributable interest expense. As of April 30, 2012, the Company was in full compliance with all financial and operating covenants.

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

The Company also has approximately $4,000 in other revolving credit facilities with banks available for direct borrowings. The Company did not have any borrowing outstanding under credit facilities at April 30, 2012 and July 31, 2011.

Investigation Regarding our Danish Subsidiary

As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2011, the Company has identified transactions involving its Danish subsidiary, B-K Medical, and certain of its foreign distributors, with respect to which the Company has raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and its business policies. The Company has voluntarily disclosed this matter to the Danish government, the United States Department of Justice and the Securities and Exchange Commission. The Company is unable to estimate the potential penalties

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

and/or sanctions, if any, that might be assessed in connection with this matter. The Company has concluded that the identified transactions have been properly accounted for in its reported financial statements in all material respects. The Company has terminated the employment of certain B-K Medical employees that were involved in the transactions. The Company has wound down, or is in the process of winding down, its relationship with certain of the B-K Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on B-K Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the B-K Medical distributors, with whom the Company has decided to wind down B-K Medical’s relationship, represented less than 1% of the Company’s total revenue in fiscal year 2011 and less than 0.5% and 1.75% of the Company’s total revenue in the three and nine months ended April 30, 2012, respectively. During the nine months ended April 30, 2012, the Company incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,203 in connection with this matter.

17. Common stock repurchases:

On December 9, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $30,000 of the Company’s common stock. The repurchase program was funded using the Company’s available cash. During the nine months ended April 30, 2012, the Company repurchased and retired 286,390 shares of common stock under this repurchase program for $14,813 at an average purchase price of $51.73 per share. Upon completion of the program in the second quarter of fiscal year 2012, the Company ultimately repurchased and retired 586,679 shares of common stock for $30,000 at an average purchase price of $51.14 per share.

On December 8, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $30,000 of the Company’s common stock. The repurchase program will be funded using the Company’s available cash. During the three and nine months ended April 30, 2012, the Company repurchased and retired 3,350 and 18,082 shares of common stock, respectively, under this repurchase program for $183 and $982, respectively, at an average purchase price of $54.95 and $54.38 per share, respectively.

18. Related party transactions:

On July 25, 2011, the Company entered into an agreement to sell its 25% interest in its China-based affiliate for $2,500. The book value of the interest in the China-based affiliate was written down to $0 in fiscal year 2006, and the Company, upon final approval of the transaction by the Chinese government and receipt of the proceeds, recorded a gain on sale of other investments of $2,500 in the nine months ended April 30, 2012.

At April 30, 2012, the Company had no accounts receivable outstanding or any deferred revenue or advanced payments from its China-based affiliate. At July 31, 2011, the Company had a net advance payments and deferred revenue balance of $474 from its China-based affiliate. Sales to this China-based affiliate for the three and nine months ended April 30, 2012 were $0 and $1,570, respectively. Sales to this China-based affiliate for the three and nine months ended April 30, 2011 were $1,026 and $2,024, respectively.

19. Subsequent event:

The Company declared a dividend of $0.10 per share of common stock on June 4, 2012, which will be paid on July 2, 2012 to stockholders of record on June 20, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ from the projected results. See “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for fiscal year 2011 as filed with the U.S Securities and Exchange Commission (the “SEC”) on October 4, 2011 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended April 30, 2012 and 2011 represent the third quarters of fiscal years 2012 and 2011, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

In the third quarter of fiscal year 2012, we identified certain amounts in prior periods that were not classified correctly within the unaudited Condensed Consolidated Statement of Cash Flows. We corrected the unaudited Condensed Consolidated Statement of Cash Flows with the appropriate classification for the nine months ended April 30, 2012 and 2011 within this Form 10-Q. See note 1 to the unaudited condensed consolidated financial statements in this Form 10-Q for further details regarding this correction.

Summary

Analogic provides advanced healthcare and security technology solutions to customers around the world. We provide advanced imaging systems and technology that enable computed tomography (“CT”), ultrasound, digital mammography, and magnetic resonance imaging (“MRI”) in medical applications, as well as automated threat detection for aviation security. Our CT, MRI, digital mammography, and ultrasound transducer products are sold to original equipment manufacturers (“OEMs”). Our B-K Medical branded ultrasound systems, used in procedure-driven markets such as urology, guided surgery, and anesthesia, are sold to clinical end users through our direct sales force.

We have three reportable segments: Medical Imaging, Ultrasound, and Security Technology. At the end of fiscal year 2011, we combined our OEM Ultrasound transducer business, which had previously been reported in the Medical Imaging segment, and our B-K Medical direct Ultrasound systems business in the Ultrasound segment, under one management team. The combined business is now reported as the Ultrasound segment consistent with how our principal executive officer began monitoring the business in the first quarter of fiscal year 2012. All periods presented have been revised accordingly to reflect the new reporting segments.

The following table sets forth the percentage of total net revenue by reporting segment for the three months ended April 30, 2012 and 2011.

	Three Months Ended April 30,
	2012	2011
Medical Imaging	60%	64%
Ultrasound	28%	27%
Security Technology	12%	9%
Total	100%	100%

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

The following table sets forth key financial data from our unaudited Condensed Consolidated Statements of Operations for the three months ended April 30, 2012 and 2011.

	Three Months Ended April 30,		Percentage Change
	2012	2011
Total net revenue	$121,270	$117,171	3%
Gross profit	$44,752	$44,160	1%
Gross margin	37%	38%
Income from operations	$9,873	$5,697	73%
Operating margin	8%	5%
Income from continuing operations	$7,330	$4,318	70%
Diluted net income per share from continuing operations	$0.59	$0.35	69%

During the three months ended April 30, 2012 our total net revenue increased by 3% as compared to the prior year comparable period due primarily to growth in revenue in our Security and Ultrasound segments of 43% and 5%, respectively, offset by a reduction in revenue of 2% in our Medical Imaging segment.

Gross margin decreased in the three months ended April 30, 2012 versus the prior year comparable period due primarily to a gross margin decline in our Medical Imaging segment partially offset by gross margin increases in our Ultrasound and Security Segments.

Income from operations, income from continuing operations, and diluted net income per share from continuing operations increased in the three months ended April 30, 2012 from the prior year comparable period due primarily to increased work on funded research and development projects and reduced operating expenses from headcount reductions made in fiscal year 2011.

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

Net revenue and net income for the hotel business for the nine months ended April 30, 2011 was as follows:

Nine Months Ended April 30, 2011
Total net revenue	$2,906
Net income	289

On July 25, 2011, we entered into an agreement to sell our 25% interest in our China-based affiliate for $2,500. Upon final approval of the transaction by the Chinese government and receipt of the proceeds, we recorded a gain on sale of other investments of $2,500 in the nine months ended April 30, 2012.

During the second quarter of fiscal year 2012, we received a refund of $12,007 as the result of the completion of an Internal Revenue Service (“IRS”) audit of U.S. Federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008. The refund was largely the result of U.S. Federal research and experimentation credits that carryover from the fiscal years 1991 through 2000 into the audited returns. We recorded a tax benefit for this refund, including the related interest, in the unaudited Condensed Consolidated Statement of Operations of $10,025 in the nine months ended April 30, 2012. The tax benefit from the refund and interest were partially offset by related contingent professional fees of $2,714 recorded in general and administrative expenses within income from operations in the unaudited Condensed Consolidated Statement of Operations in the nine months ended April 30, 2012. In connection with the conclusion of the IRS audit, we recorded a reversal and re-measurement of related tax reserves of $2,308 in the unaudited Condensed Consolidated Statement of Operations in the nine months ended April 30, 2012.

The following table sets forth an overview of cash flows for the nine months ended April 30, 2012 and 2011.

	Nine Months Ended April 30,
	2012	2011
Net cash provided by continuing operations for operating activities	$59,266	$5,345
Net cash used for investing activities	(19,991)	(5,190)
Net cash used for financing activities	(18,460)	(17,418)
Net cash used for discontinued operations	-	(335)
Effect of exchange rate changes on cash	(926)	1,954
Net increase (decrease) in cash and cash equivalents	$19,889	$(15,644)

During the nine months ended April 30, 2012, we generated $59,266 of cash from operating activities of continuing operations as compared to $5,345 in the prior year comparable period. The increase was due primarily to an increase in sales volume and improved Cost Control in the nine months ended April 30, 2012 as compared to the prior year comparable period as well as an income tax refund and related interest received in the nine months ended April 30, 2012 of $12,007. Net cash used by continuing operations for investing activities in the nine months ended April 30, 2012 was due primarily to capital spending of $22,588, which includes the construction of a manufacturing facility in Shanghai, China, and the purchase of a new facility in State College, Pennsylvania. Prior year cash used by continuing operations for investing activities in the nine months ended April 30, 2011 was due primarily to capital spending of $15,434, which includes the construction of the Shanghai, China manufacturing facility. This was partially offset by the proceeds from the sale of our hotel business of $10,467, after transaction costs. The net cash used by financing activities in the nine months ended April 30, 2012 and 2011 primarily reflected cash used to repurchase common stock of $15,795 and $13,767, respectively.

Results of operations

Net revenue

Product revenue

Product revenue is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2012	2011		2012	2011
Product Revenue:
Medical Imaging	$70,469	$73,719	-4%	$214,003	$205,835	4%
Ultrasound	33,889	32,371	5%	109,568	94,640	16%
Security Technology	10,736	7,701	39%	27,719	21,320	30%
Total	$115,094	$113,791	1%	$351,290	$321,795	9%

Medical Imaging

For the three months ended April 30, 2012, product revenue decreased versus the prior year comparable period due primarily to a reduction in shipments in our CT product line due to customer ordering patterns, and a decline in demand for our motion control product line. The decrease was partially offset by higher sales volumes in our MRI product line and increased sales of our mammography detectors. Revenues were also affected by the European economic climate, principally in relation to the rate of growth in mammography detector sales.

For the nine months ended April 30, 2012, product revenue increased versus the prior year comparable period due primarily to growth in our MRI and digital mammography product lines driven primarily by higher sales volume of existing products, partially offset by a reduction in shipments in our CT product line due to customer ordering patterns and a decline in demand for our motion control product line.

Ultrasound

For the three months ended April 30, 2012, product revenue increased versus the prior year comparable period due to growth in OEM Ultrasound transducers and growth in our direct Ultrasound business in North America through our expanded sales force and benefits of new products such as robotic surgery. The increase was partially offset by unfavorable currency effects of approximately $800 and lower foreign sales in our direct Ultrasound business.

For the nine months ended April 30, 2012, product revenue increased versus the prior year comparable period due to increased sales of our Flex Focus platform of products in the U.S. through our expanded sales force and internationally primarily through our distributor network. Also contributing to the increase in product revenue in the nine months ended April 30, 2012 was the acquisition of an OEM ultrasound transducer business in second quarter of fiscal year 2011.

Security Technology

The increase in product revenues for the three months ended April 30, 2012 versus the prior year comparable period was due primarily to favorable product mix, with a significant increase in shipments of our medium speed units targeted primarily at the U.S. market and increased sales of service parts.

The increase in product revenues for the nine months ended April 30, 2012 versus the prior year comparable period was due primarily to increased sales of baggage scanners on growing demand worldwide.

Engineering revenue

Engineering revenue is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2012	2011		2012	2011
Engineering Revenue:
Medical Imaging	$2,291	$874	162%	$6,694	$5,764	16%
Ultrasound	-	-	N/A	-	124	-100%
Security Technology	3,885	2,506	55%	7,576	10,563	-28%
Total	$6,176	$3,380	83%	$14,270	$16,451	-13%

Medical Imaging

The increases for the three and nine months ended April 30, 2012 versus the prior year comparable periods were due primarily to increased work on customer funded engineering projects and the timing of project milestones being completed.

Security Technology

The increase for the three months ended April 30, 2012 versus the prior year comparable period was due primarily to increased work on customer funded engineering projects.

The decrease for the nine months ended April 30, 2012 versus the prior year comparable period was due primarily to the timing of work performed on a significant development project for a large OEM customer.

Gross margin

Product gross margin

Product gross margin is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2012	2011		2012	2011
Product gross profit	$43,481	$44,077	-1.4%	$132,741	$122,429	8.4%
Product gross margin	37.8%	38.7%		37.8%	38.0%

Product gross margin remained relatively consistent in the three and nine months ended April 30, 2012 versus the prior year comparable periods due primarily to a decline in gross margin of our Medical Imaging segment being offset by improved gross margin in our Ultrasound and Security segments. The Medical Imaging segment decline was driven by component quality issues in our digital mammography business and unfavorable product mix. The improvement in our Ultrasound business was driven from cost savings following consolidation of our manufacturing operations in fiscal year 2011, while the improvement in our Security business was driven by favorable product mix.

Engineering gross margin

Engineering gross margin is summarized in the table below.

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2012	2011		2012	2011
Engineering gross profit	$1,271	$83	1431.3%	$1,882	$1,559	20.7%
Engineering gross margin	20.6%	2.5%		13.2%	9.5%

The increase in engineering gross margin in the three and nine months ended April 30, 2012 versus the prior year comparable periods includes approximately $400 related to the reversal of an estimated loss accrual for a funded engineering project that was terminated in the third quarter of fiscal year 2012. Also contributing to the increase in the three months ended April 30, 2012 were costs in excess of revenues on Medical Imaging projects during the three months ended April 30, 2011 partially offset by more work performed on a higher margin Security Technology project in the three months ended April 30, 2011.

Operating expenses

Operating expenses are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Research and product development	$13,106	$17,291	$42,313	$45,964
Selling and marketing	10,925	10,280	31,995	30,604
General and administrative	10,848	10,892	37,067	29,959
Restructuring	-	-	-	3,428
Total operating expenses	$34,879	$38,463	$111,375	$109,955

Operating expenses as a percentage of total net revenue are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Research and product development	10.9%	14.7%	11.6%	13.6%
Selling and marketing	9.0%	8.8%	8.8%	9.0%
General and administrative	8.9%	9.3%	10.1%	8.9%
Restructuring	0.0%	0.0%	0.0%	1.0%
Total operating expenses	28.8%	32.8%	30.5%	32.5%

Research and product development costs included in operating expenses are related to projects not funded by our customers. These expenses decreased $4,185 and $3,651 in the three and nine months ended April 30, 2012, respectively, versus the prior year comparable periods. The decrease in the three months ended April 30, 2012 was due primarily to increased investment in funded research and product development as well as cost savings from work force reductions made throughout fiscal year 2011. The decrease in the nine months ended April 30, 2012 was due primarily to cost savings from work force reductions made throughout fiscal year 2011 as well as decreases in consulting and material costs. These decreases were partially offset by greater investment in unfunded research and product development projects in support of our strategic growth initiatives.

Selling and marketing expenses increased $645 and $1,391 in the three and nine months ended April 30, 2012, respectively, versus the prior year comparable periods. The increase in the three and nine months ended April 30, 2012 was due primarily to new product launches and increased trade show activity in the Ultrasound business. Also contributing to the increase in the nine months ended April 30, 2012 was severance costs of approximately $400 for employees terminated in connection with a distributor matter involving B-K Medical.

General and administrative expenses in the three months ended April 30, 2012 remained consistent with the prior year comparable period and increased $7,108 in the nine months ended April 30, 2012 versus the prior year comparable period. The increase in the nine months ended April 30, 2012 was due to the impact of contingent consulting fees of $2,714 in the nine months ended April 30, 2012 related to the income tax refund and related interest received in that period, as well as the favorable impact in the nine months ended April 30, 2011 of an acquisition bargain purchase gain included in general and administrative expenses of $1,042. The increase in expenses also reflects inquiry costs of $1,203 in the nine months ended April 30, 2012 related to a distributor matter at B-K Medical, our Danish subsidiary. These increases were partially offset by $386 of amortization for the intangible assets and inventory fair value adjustment associated with this acquisition during the nine months ended April 30, 2011.

Restructuring in the nine months ended April 30, 2011 included severance and personnel related costs that resulted in the reduction of our headcount by 104 employees worldwide.

Other income (expense), net

Other income (expense), net is summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Interest income, net	$98	$137	$367	$543
Gain on sale of other investments	$-	$-	$2,500	$-
Other, net	$325	$(293)	$822	$(669)

The gain on sale of other investments for the nine months ended April 30, 2012 was due primarily to $2,500 from the sale of our 25% equity interest in our China-based affiliate. The book value of this investment was written down to $0 in fiscal year 2006.

Net other income (expense) during the three months ended April 30, 2012 consisted predominately of income of approximately $350 from the resolution of obligations for the fit out of a former facility in the third quarter of fiscal year 2012. Net other income (expense) during the three months ended April 30, 2011 consisted predominantly of foreign currency exchange losses by our foreign subsidiaries in Denmark and Canada.

Net other income (expense) during the nine months ended April 30, 2012 and 2011 consisted predominantly of foreign currency exchange losses by our foreign subsidiaries in Denmark and Canada. Also contributing to the nine months ended April 30, 2012 was income of approximately $350 from the resolution of obligations for the fit out of a former facility in the third quarter of fiscal year 2012.

Provision for (benefit from) income taxes

The provision for (benefit from) income taxes and the effective tax rates are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Provision for (benefit from) income taxes	$2,966	$1,223	$(4,034)	$2,912
Effective tax rate	29%	22%	-15%	21%

Our effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate for the three months ended April 30, 2012 of 29% was due primarily to lower foreign tax rates as compared to the statutory tax rate of 35%, and the reversal of a valuation allowance on China operations.

The effective tax rate for the nine months ended April 30, 2012 of (15%) was due primarily to a discrete benefit of $10,025 from the receipt of the IRS tax refund, including the related interest, and reversal and re-measurement of related tax reserves of $2,308. In the next four quarters, the statute of limitations for the Company’s fiscal years ended July 31, 2009 and July 21, 2006 may expire for U.S. Federal and state income taxes and for foreign subsidiaries, respectively, and it is reasonably expected that net unrecognized benefits, including interest, of $1,008 may be recognized.

For the three and nine months ended April 30, 2011, the effective tax rate benefited from a discrete tax benefit of $536 for the reinstatement of the U.S. Federal research and experimentation credit back to January 1, 2010 and the lower foreign tax rates as compared to the statutory rate of 35%. In addition, taxes related to the bargain purchase gain of $621 from the acquisition of an ultrasound transducer and probe business were recorded as part of income from operations.

Income from discontinued operations, net of tax

	Nine Months Ended April 30,
	2012	2011
Income from discontinued operations, net of tax	$-	$289

During the first quarter of fiscal year 2011, we sold our hotel business.

Income from continuing operations and diluted net income per share from continuing operations

Income from continuing operations and diluted net income per share from continuing operations for the three and nine months ended April 30, 2012 and 2011 are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Income from continuing operations	$7,330	$4,318	$30,971	$10,995
% of net revenue	6.0%	3.7%	8.5%	3.3%
Diluted net income per share from continuing operations	$0.59	$0.35	$2.45	$0.88

The increase in income from continuing operations and diluted net income per share from continuing operations for the three and nine months ended April 30, 2012 versus the prior year comparable periods were due primarily to cost savings following consolidation of our manufacturing operations and from other operational headcount reductions in fiscal year 2011. Also contributing to the increase in the nine months ended April 30, 2012 was gross profit from an increase in sales volume, an income tax refund and related interest, and a gain on sale of an equity interest. These items were partially offset by contingent consulting fees related to the tax refund in the three and nine months ended April 30, 2012, the bargain purchase gain in the nine months ended April 30, 2011 of $1,042, and inquiry costs related to a distributor matter at B-K Medical of $1,203 incurred in the nine months ended April 30, 2012.

Liquidity and capital resources

Key liquidity and capital resource information is summarized in the table below.

	April 30, 2012	July 31, 2011
Cash and cash equivalents	$189,545	$169,656
Working capital	303,147	294,387
Short and long term debt	-	-
Stockholders' equity	441,907	423,472

Cash and cash equivalents at April 30, 2012 consisted entirely of highly liquid investments with maturities of three months or less from the time of purchase. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at April 30, 2012 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2012, due to the short maturities of these instruments.

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates, and to a lesser extent changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada, Europe, and China. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% devaluation in the April 30, 2012 and July 31, 2011 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $1,030 and $1,458, respectively.

Cash flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Nine Months Ended April 30,
	2012	2011
Net cash provided by continuing operations for operating activities	$59,266	$5,345
Net cash used for investing activities	(19,991)	(5,190)
Net cash used for financing activities	(18,460)	(17,418)
Net cash used for discontinued operations	-	(335)
Effect of exchange rate changes on cash	(926)	1,954
Net increase (decrease) in cash and cash equivalents	$19,889	$(15,644)

The cash flows generated from operating activities of our continuing operations in the nine months ended April 30, 2012 primarily reflects our pre-tax earnings from continuing operations of $26,937, which included depreciation and amortization expenses of $13,729 and non-cash share-based compensation expense of $7,716. Also contributing to the increase was a tax refund of $12,007 and a decrease in accounts receivable and an increase in accounts payable of $9,648 and $5,849, respectively. The positive impact of our operating earnings on cash flows was partially offset by an increase in inventories of $9,013 and a decrease in accrued liabilities of $4,930. The decrease in accounts receivable was due primarily to improved collections and a decrease in unbilled receivables of $2,300 on engineering projects due mainly to the timing of completing milestones. The decrease in accrued liabilities was due primarily to the payment of bonuses and severance partially offset by additional bonus accrual for fiscal year 2012. The increase in inventories was due primarily to demand related to increases in our Medical Imaging and Security segments. The increase in accounts payable was due primarily to the timing of vendor payments.

The net cash used by continuing operations for investing activities in the nine months ended April 30, 2012 was due primarily to purchases of property, plant, and equipment of $22,588, of which approximately $14,330 relates to the construction of a manufacturing facility in Shanghai, China and the purchase of a facility in State College, Pennsylvania. The capital spending was partially offset by the proceeds of $2,500 received from the sale of our 25% equity interest in our China-based affiliate during the second quarter of fiscal year 2012.

The net cash used for financing activities in the nine months ended April 30, 2012 primarily reflected $15,795 used to repurchase common stock and $3,763 of dividends paid to stockholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

Our contractual obligations at April 30, 2012, and the effect such obligations are expected to have on liquidity and cash flows in future periods, are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years - 5 years	More than 5 years
Operating leases	$8,134	$2,014	$2,670	$1,640	$1,810
Purchasing and other obligations	67,164	64,080	3,084	-	-

	$75,298	$66,094	$5,754	$1,640	$1,810

As of April 30, 2012, the total liabilities associated with uncertain tax positions were $6,690. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

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

At April 30, 2012, our leverage ratio was 0.007 and our interest coverage ratio was infinite as we had no attributable interest expense, and we were in full compliance with all financial and operating covenants.

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

We did not have any borrowing outstanding under credit facilities at April 30, 2012 and July 31, 2011.

Impact of Investigation Regarding our Danish Subsidiary

As previously disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we have identified transactions involving our Danish subsidiary, B-K Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. We have voluntarily disclosed this matter to the Danish government, the United States Department of Justice and the Securities and Exchange Commission. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter. We have concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects. We have terminated the employment of certain B-K Medical employees that were involved in the transactions. We have wound down, or are in the process of winding down, our relationship with certain of the B-K Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on B-K Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the B-K Medical distributors with whom we have decided to wind down B-K Medical’s relationship, represented less than 1% of our total revenue in fiscal year 2011 and less than 0.5% and 1.75% of our total revenue in the three and nine months ended April 30, 2012, respectively. During the nine months ended April 30, 2012, we incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,203 in connection with this matter.

Recent accounting pronouncements

Recently adopted

Impairment testing

In December 2010, the Financing Accounting Standards Board (the “FASB”) issued guidance modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance was effective for us on August 1, 2011 and it did not have a material impact on our financial position, results of operations and cash flows.

In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance was effective for us on August 1, 2011 and did not have a material impact on our financial position, results of operations or cash flows.

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

Fair value measurements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. Early adoption is prohibited. This guidance was effective for us on February 1, 2012, and had no impact on our financial position, results of operations, or cash flows.

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

Critical accounting policies

The accompanying discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. Except as described in the paragraph below, we continue to have the same critical accounting policies as are described in Item 7, beginning on page 39, in our Annual Report on Form 10-K for fiscal year 2011 filed with the SEC on October 4, 2011. Those policies and the estimates involved in their application relate to revenue recognition; inventory reserves; share-based compensation; warranty reserves; purchase price allocation for business combinations; impairment of goodwill and indefinite lived intangible assets; income tax contingencies; and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

The following is a new critical accounting policy added in the third quarter of fiscal year 2012 due to us beginning to transact in derivative instruments.

Derivative Instruments and Hedging Activities

Policy—We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not hold or transact derivative instruments for trading or speculative purposes.

Judgments and Uncertainties—We assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

Effect if Actual Results Differ From Assumptions—If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts in this Item 3 are in thousands.

Our financial results and cash flows are impacted by changes in foreign currency exchange rates, primarily the Euro and Canadian Dollar, due to our global operations. This risk is mitigated to the extent that some of the revenues and expenses of our foreign operations are denominated in their respective local currencies and functional reporting currencies. However, some of the expenses generated by our foreign operations, principally Canada, are denominated in currencies other than their principal currencies of revenues. We attempt to minimize this exposure by using forward currency contracts under our risk management and hedge policy.

At April 30, 2012, we had forward contracts outstanding with notional amounts totaling $3,800, respectively, in the Canadian Dollar. These contracts, transacted with prime grade global financial institutions, have been designated as cash flow hedges, and the unrealized gains and losses on these contracts are reported in accumulated other comprehensive income (loss). At April 30, 2012, the fair value of foreign currency cash flow hedges that was included in accumulated other comprehensive income, net of taxes was $41.

We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Canadian dollar, Chinese yuan, Danish kroner, and Euro. A 10% devaluation in the functional currencies, relative to the U.S. dollar, at April 30, 2012 and July 31, 2011 would result in a reduction of stockholders’ equity of approximately $1,030 and $1,458, respectively.

Our cash and cash equivalents are comprised primarily of demand deposits and money market funds at highly rated financial institutions and are limited in the amount of credit exposure to any one financial institution. At April 30, 2012, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost. Our cash equivalents have original maturities of three months or less. Total net interest income for the three and nine months ended April 30, 2012 was $98 and $367, respectively. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended April 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
2/1/12-2/29/12	-	$-	-	$29,200,828
3/1/12-3/31/12	3,350	54.95	3,350	29,016,753
4/1/12-4/30/12	-	-	-	29,016,753

Total	3,350		3,350

(1)	Includes 3,350, shares of our common stock purchased in open-market transactions in 2012. These shares were purchased pursuant to a repurchase program authorized by the Board that was announced on December 8, 2011 to repurchase up to $30.0 million of our common stock. During the third quarter of fiscal year 2012, we repurchased 3,350 shares of our common stock under this repurchase program for $0.2 million at an average purchase price of $54.95 per share. The repurchase program does not have a fixed expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit		Description

10.1		Non-Qualified Stock Option Program for Non-Employee Directors

10.2		Form of Nonstatutory Stock Option Agreement for Non-Employee Directors for 2009 Stock Incentive Plan

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	**	XBRL Taxonomy Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2012 and July 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2012 and April 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2012 and April 30, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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

ANALOGIC CORPORATION

Date: June 8, 2012	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2012	/s/ Michael L. Levitz
Michael L. Levitz Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Description

10.1		Non-Qualified Stock Option Program for Non-Employee Directors

10.2		Form of Nonstatutory Stock Option Agreement for Non-Employee Directors for 2009 Stock Incentive Plan

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	**	XBRL Taxonomy Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 30, 2012 and July 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2012 and April 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2012 and April 30, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.