Form 10-K
period 2012-07-31
ANALOGIC CORP
filed 2012-10-04
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at January 31, 2012 was approximately $693,801,000. As of September 28, 2012, there were 12,349,579 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2013 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Throughout this Annual Report on Form 10-K, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation. All dollar amounts in this Item 1 are in thousands.

Description of Business

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to original equipment manufacturers, or OEMs, and end users primarily in the healthcare and airport security markets. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are recognized worldwide for advancing state-of-the-art technology in the areas of medical computed tomography, or CT, ultrasound, magnetic resonance imaging, or MRI, digital mammography, and CT-based automated explosive detection systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into clinical end-user markets through our direct worldwide sales force under the brand name B-K Medical.

Our business is strategically aligned into three segments—Medical Imaging, Ultrasound, and Security Technology—transforming into a unified global business with one mission. Our business segments are described as follows:

•

Medical Imaging, which primarily includes systems and subsystems for CT and MRI medical imaging equipment as well as state-of-the-art, Selenium-based detectors for screening and diagnostic applications in mammography.

•	Ultrasound, which designs, manufactures, and distributes ultrasound systems and transducers primarily in the urology, surgery, robotic assisted surgery, anesthesia, and general imaging markets.

•	Security Technology, which includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily sold for baggage screening in airports worldwide.

During the fiscal year ended July 31, 2012, which we refer to as fiscal year 2012, we changed our reporting segments. All prior periods presented have been revised accordingly to reflect our new reporting segments. See Note 19 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information regarding our segments. The following chart shows net revenue by segment for fiscal year 2012:

Medical Imaging

Our Medical Imaging segment, which accounted for approximately 59% of our net revenue in fiscal year 2012, consists primarily of electronic systems and subsystems for medical imaging, sold globally to OEM producers of CT, MRI, and digital mammography systems.

Computed Tomography (CT)

Analogic has been at the forefront of developments in computed tomography equipment technology from the introduction of the first single slice CT systems in 1975 to today’s multi-slice volumetric scanners. We are an industry leader in the development and sale of CT x-ray detectors, data acquisition systems, or DAS, data management systems, or DMS, and integrated gantries that become part of OEM CT imaging systems around the world. Today, our systems and subsystems are used in about half of the CT systems installed at major medical facilities around the world. Our product portfolio consists primarily of the following:

1)	X-Ray Detectors – These subsystems convert the x-ray energy in a CT machine to useful analog signals for processing in the DAS. The detectors use state-of-the-art scintillator materials and photodiodes coupled with advanced semiconductor technology to process the signals. These signals are then fed to a computer through a DAS.

2)	DAS – These subsystems are used to process the signals created by the detectors and feed them as a digital stream to a reconstruction computer to create high resolution images. The DAS is designed with many multi-channel circuit boards that process the analog signals from the detectors and convert them into digital signals through an array of A/D (analog to digital) converters.

3)	DMS – This is the brains of the CT system and consists of both the detector array and the DAS in one package. This system provides our OEM customers a higher level of integration that allows for lower cost and faster time to market.

4)	Integrated Gantries – The components of the CT system (detectors, DAS, x-ray tube and power supplies) are mounted on a rotating ring assembly called a gantry. The ring enables the components of the CT systems to rotate around the patient at speeds up to 200 RPM for high resolution imaging. We provide integrated gantries to our OEM customers as another level of integration to improve their manufacturing efficiency.

The x-ray detector, DAS and DMS products we sell are used in a wide range of CT systems from single slice count to the most advanced multi-slice (>256 slices) systems enabling advanced diagnostics such as cardiac imaging. Our CT products are designed to allow our customers to remain at the forefront of this rapidly advancing field. Leveraging our experience in integrating CT components and technology, we have also developed higher-level integrated systems for the radiotherapy market primarily used for image guided radiation treatment of cancerous tumors.

Magnetic Resonance Imaging (MRI)

For OEM producers of MRI equipment, we supply two key components: gradient amplifiers and radio frequency, or RF, amplifiers. We have developed a wide range of amplifier solutions for our customers ranging from low-magnetic-field systems (< 0.3 Tesla) to ultra high-field systems (> 7.0 Tesla) used in academic research hospitals.

Our product portfolio consists of the following:

1)	Gradient Amplifiers – These high power systems are used to drive a set of coils located inside the MRI system and around the patient. The coils energize the atomic structure of patients’ anatomy in order to develop tissue and structure images. Gradient amplifiers must be specifically designed for different MRI field strengths ranging from 0.3 Tesla to >7.0 Tesla.

2)	RF Amplifiers – These power systems are used to control another set of the coils within the MRI system that are used to read-back the signals from the anatomy generated by the gradient coils. These signals are then processed in a reconstruction computer to create images. The RF amplifiers must have a very high signal-to-noise ratio to produce the cleanest images.

Digital Mammography

Our digital mammography products consist primarily of digital mammography selenium-based x-ray detector plates, sold directly to OEM customers for screening and diagnostic applications in mammography. These x-ray detector plates are used by OEMs in mammography systems to convert x-ray signals into high resolution 2-D and 3-D images of breast tissue to aid in the detection of breast cancer. Our detector plates for mammography applications are sold to medical OEMs for use in products worldwide. Our mammography product portfolio consists of the following:

1)	LMAM – our large area detector plate, based on selenium technology, is used primarily for European markets and was recently introduced in the U.S market. The plate and power supply is designed to be easily adapted to many types of mammography systems. This detector plate is also compatible with systems that can perform tomosynthesis, which creates 3-D images through a series of exposures to more accurately detect lesions in the breast

2)	SMAM – our small area detector plate uses the same selenium-based technology as the LMAM detector and is manufactured primarily for the Asian markets.

Other Products

Within our Medical Imaging segment, we also design and manufacture precision motion control systems, which we supply to OEM customers for use in computer-controlled automation systems primarily in the semiconductor and medical markets.

Ultrasound

Our Ultrasound segment designs and manufactures procedure-driven ultrasound systems and transducers, principally under the B-K Medical brand. These products are primarily for end-user markets in urology and surgery and accounted for approximately 29% of our net revenue in fiscal year 2012. Our ultrasound systems use acoustic waves to generate real-time images of the body’s internal anatomy that are used for interventional and medical diagnostic procedures. These ultrasound systems are also used for guiding robotic assisted surgical procedures and for guiding prostate cancer treatment employing a procedure called brachytherapy. We also manufacture and sell advanced ultrasound probes and transducers to medical OEMs.

Our flagship Ultrasound product is the Flex FocusTM family of systems first introduced in 2009. The Flex Focus family has a unique, award-winning design in a small footprint that can be easily moved from room to room in a hospital. With its 19” high-resolution monitor and high performance imaging engine, the Flex Focus provides a unique solution in the ultrasound market, where exceptional image quality, highly sensitive color Doppler and streamlined workflow is valued in a portable system. In fiscal year 2012, we introduced two new systems to the Flex Focus family incorporating our new proprietary Quantum Technology imaging software with significant new features and advancements providing clinicians a faster and easier way to enhance ultrasound performance and improve the practice of medicine: (i) the Flex Focus 500, a powerful, portable mid-range system, well suited for a busy practice utilizing ultrasound for urology and general imaging and (ii) the Flex Focus 800, our fully featured premium performance, highly efficient system, ideally suited for surgery, including robotic-assisted surgery, general imaging and high-end urology imaging. A battery pack that enables up to four hours of plug-free imaging is available as an option on both systems. During our fiscal year ended July 31, 2011, which we refer to as fiscal year 2011, we also introduced, ART™ (Advanced Robotic ultrasound Technology), a new ultrasound transducer configured to work with the Flex Focus 800 system for robotic-assisted surgery. This transducer can be manipulated by a robotic arm putting the imaging control in the surgeon’s hands. Additionally, in fiscal year 2012, we introduced the ProFocus Ultraview 800 with Quantum Technology, a full featured premium performance system with contrast imaging capabilities that is sold predominantly in markets outside the U.S.

Within our Ultrasound segment, we also design and manufacture ultrasound transducers sold to OEM customers for use in ultrasound scanning systems under our Sound Technology brand. Using our advanced acoustic design and manufacturing capability, we provide a variety of transducers to OEMs for both diagnostic and procedure driven applications such as cardiology, radiology, OB/GYN, surgery, and interventional radiology. Our transducer product portfolio includes many types of linear arrays, convex arrays, 3D/4D mechanical probes, phased arrays, Doppler transducers and endocavity probes for real time imaging during interventional procedures.

Security Technology

Utilizing our CT technology, our Security Technology segment designs and manufactures airport security systems and subsystems primarily for checked bag applications and accounted for approximately 12% of our net revenue in fiscal year 2012. These systems generate three-dimensional images of objects contained within baggage and provide threat analysis of materials contained within the bags.

We sell the following checked baggage systems through L-3 Communications Corporation (L-3):

1)      eXaminer® XLB (High Speed) – The XLB was the first certified explosives detection system, or EDS, specifically optimized for high speed screening of checked baggage. Capable of scanning up to 1,200 bags per hour, the XLB keeps bags continuously moving through a meter-wide tunnel. Combining high-resolution helical CT with dual-energy imaging, the XLB offers superior detection capabilities and the most advanced 3-D imaging on the market.

2)      eXaminer 3DX (Medium Speed) – Our CT technology is utilized in the 3DX, a medium speed EDS that scans up to 550 bags per hour in-line and up to 330 bags in standalone configuration. The enhanced speed 3DX-ES scans up to 750 bags per hour in the in-line configuration. Both systems are designed to provide high levels of reliability and low false-alarm rates.

3)      eXaminer SX (Reduced Size) – The SX is a lower-cost, reduced size EDS designed for small and medium-sized airports. Able to scan up to 360 bags per hour in-line and up to 300 bags per hour in standalone configuration, the SX offers customers a reduced footprint system with high resolution 3-D imaging and low-false alarm rates.

eXaminer ® is a registered trademark of L-3 Communications.

The EDS product family is sold to the Transportation Security Agency, or TSA, for installation at major U.S. airports and to international airport authorities for installation at airports around the world.

In our fiscal year ended July 31, 2010, which we refer to as fiscal year 2010, we signed an agreement with Smiths Detection (Smiths), based in London, England, to develop an advanced imaging subsystem for use in a next-generation threat detection system. Recently Smiths announced its new system, the HI-SCAN 10080 XCT, incorporating Analogic CT technology, has successfully gained the European Civil Aviation Conference, or ECAC, Standard 3 approval. Standard 3 approval is mandatory for new aviation explosive detection system applications in Europe beginning in September 2014. Capable of screening up to 1800 bags per hour in its approved configuration, the HI-SCAN 10080 XCT system offers a large 1 meter wide tunnel that meets the requirements of high speed in-line baggage handling systems, and allows rapid, efficient scanning of larger items. The HI-SCAN 10080 XCT tunnel size allows scanning of larger items through automated inline handling systems. It can screen up to 1800 bags per hour with a belt speed of 0.5 meters per second.

Smiths Detection HI-SCAN 10080 XCT

We also market our COBRA® brand checkpoint system scanner directly to the TSA, other governments, and international airports. The COBRA recently passed ECAC operational tests for liquids, aerosols, and gels (Type

D) and liquids, aerosols, and gels plus complex electronics (Type D+) to allow passengers to leave their liquids and laptop computers in their carry-on baggage when being screened at the check-point.

COBRA check-point CT system

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

In our Medical Imaging segment, our Medical Imaging systems and subsystems are customized for the needs of our customers. In many cases, due to the limited number of companies with comparable technology to ours, we consider selection by our OEM customers for the design and manufacture of these products and our other medical products to be due more to the “make-or-buy” decision of the individual OEM customers rather than a function of other competitors in the field as a number of our existing and potential OEM customers have the capacity to design and manufacture these products for themselves.

The Ultrasound segment participates in markets primarily focused in urology, surgery, including robotic assisted surgery, anesthesia, and general imaging. We compete in these markets based on image quality, ease of use, mobility, reliability, and flexibility with a robust portfolio of specialized ultrasound transducers. Our competitors are companies and business units of large medical device companies, such as General Electric Corporation (GE) and Koninklijke Philips Electronics N.V. (Philips) that primarily focus on the conventional ultrasound markets, as well as smaller business units of large multi-national companies, such as Hitachi Medical Corporation and Fujifilm that sell under brands such as Aloka and SonoSite in our target markets.

In our Security Technology segment competition is limited due to the high barriers of entry due to the cost of developing the design and manufacturing know-how of CT technology. Our primary competitors in the Security Technology segment for CT-level threat detection systems are predominantly by divisions of a small number of large companies: Morpho Detection (formerly GE’s security business) and Science Applications International Corp. (SAIC) (who acquired Reveal Imaging).

Marketing and Distribution

Our Medical Imaging and Security Technology segments directly sell to OEM customers, both domestically and abroad, primarily through our headquarters in the U.S. Products are also sold through our subsidiaries in Canada, China, and the U.S.

Our Ultrasound segment globally distributes its products to end users both through a direct sales force and through a network of independent sales representatives and distributors located around the world. Our direct sales force, located in the U.S., Germany, Belgium, United Kingdom, Italy, and Scandinavia, accounted for approximately 53% of our Ultrasound revenue in fiscal year 2012 generated from product sales, service and application support. Our remaining Ultrasound revenue was generated through a network of non-exclusive, independent distributors in more than 50 other countries and sales of transducers to OEM customers both domestically and abroad.

Seasonal Aspect of Business

There are no material seasonal elements to our Medical Imaging or Security Technology segments although plant closings in the summer, particularly in Europe, tend to decrease the procurement activities of certain customers during the first quarter of our fiscal year. However, in the Ultrasound segment, we see favorable seasonality in the second and fourth quarters of our fiscal year.

Material Customers

We had three customers, as set forth in the table below, who accounted for 10% or more of our net revenue during fiscal years 2012, 2011, or 2010.

	Year Ended July 31,
	2012	2011	2010
Philips	14%	13%	15%
L-3	12%	*	*
Toshiba Corporation ("Toshiba")	10%	11%	12%

Note (*): Total net revenue was less than 10% in this fiscal year.

Philips’s and Toshiba’s revenues are in the Medical Imaging segment and L-3’s revenue is in the Security Technology segment.

Our ten largest customers as a group accounted for 68%, 64%, and 66% of our net product and engineering revenue for fiscal years 2012, 2011, and 2010, respectively. The loss of any one of these customers could have a material adverse effect on our business. Philips accounted for 13% and 17% of net accounts receivable at July 31, 2012 and 2011, respectively. GE accounted for 10% and 12% of net accounts receivable at July 31, 2012 and 2011, respectively. At July 31, 2012, L-3 accounted for 18% of net accounts receivable.

Backlog

Our OEM business involves large customers whose placement of large orders can vary based on timing. Our backlog, which consists of cancellable and non-cancellable orders primarily shippable within twelve months, was $197,700 at July 31, 2012 as compared to $180,800 at July 31, 2011. The increase in backlog of $16,900 was primarily due to increased backlog in the Medical Imaging segment of $28,000, offset by a decrease of $15,000 in the Security Technology segment. The change in backlog in each of these segments was due primarily to the timing of orders by our OEM customers.

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

Patents and Licenses

We hold patents of varying duration issued in the U.S., which cover technologies that we have developed. In many instances, we hold corresponding foreign patents. We regularly file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved methods, apparatus, processes, designs, and products.

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

Research and Product Development

Research and product development, or R&D, is a significant element of our business. We maintain a constant and comprehensive R&D program directed toward the creation of new products, the improvement and refinement of our present products, and the expansion of their applications. Certain R&D projects are funded by our OEM customers and such funding is generally treated as engineering revenue, with the associated costs classified as engineering cost of sales. The costs of internally-funded R&D efforts are included within operating expenses.

The cost of internally-funded R&D, included in operating expenses, amounted to $57,230, $63,125 and $49,150 in fiscal years 2012, 2011, and 2010 respectively. The cost of customer-funded R&D, which is classified as engineering cost of sales, amounted to $21,099, $22,479, and $18,566 in fiscal years 2012, 2011, and 2010, respectively.

Environment

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.

Employees

As of July 31, 2012, we employed approximately 1,600 employees. A limited number of employees at our Denmark facility are covered by works council. We consider our relations with our employees to be generally good.

Financial Information about Foreign and Domestic Operations and Export Revenue

Our domestic revenues in fiscal year 2012 totaled $199,518 or 39%, of total net revenue, and foreign revenues totaled $317,053 or 61%, of total net revenue. This compares to domestic revenue in fiscal year 2011 totaling $161,720 or 34%, of total net revenue, and foreign revenue of $311,875 or 66%, of total net revenue, and domestic revenue in fiscal year 2010 totaling $139,474 or 34%, of total net revenue, and foreign revenue of $275,339 or 66%, of total net revenue. Revenues are attributed to countries based on the location of our customers. For OEM sales, our customer location may differ from the location where the ultimate completed systems are sold by the OEM into the market. See Note 19 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information regarding our domestic and foreign revenue and long lived assets.

Available Information

Our website address is www.analogic.com. The information on our website is not incorporated by reference into this document and should not be considered to be a part of this document. Our website address is included in this document as an inactive textual reference only.

We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to the reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “would,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words. Investors are cautioned that all forward-looking statements, including without limitation, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, R&D expenses and trends, and capital expenditures, involve risk and uncertainties, and actual events and results may differ significantly from those indicated in any forward-looking statement as a result of a number of important factors, including those discussed below and elsewhere in this Form 10-K.

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

We had three customers, as set forth in the table below, who accounted for 10% or more of our net revenue during fiscal years 2012, 2011, or 2010.

	Year Ended July 31,
	2012	2011	2010
Philips	14%	13%	15%
L-3	12%	*	*
Toshiba	10%	11%	12%

Note (*): Total net revenue was less than 10% in this fiscal year.

Our ten largest customers as a group accounted for 68%, 64%, and 66% of our net product and engineering revenue for fiscal years 2012, 2011, and 2010, respectively. Philips accounted for 13% and 17% of net accounts receivable at July 31, 2012 and 2011, respectively. GE accounted for 10% and 12% of net accounts receivable at July 31, 2012 and 2011, respectively. At July 31, 2012, L-3 accounted for 18% of net accounts receivable.

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

Our competitors include divisions of larger, more diversified organizations as well as specialized companies. Some of them have greater resources and larger staffs than we have. A number of our existing and potential OEM customers have the ability to design and manufacture internally the products that we manufacture for them. We face competition from the research and product development groups and manufacturing operations of our existing and potential customers, who continually compare the benefits of internal research, product development, and manufacturing with the costs and benefits of outsourcing.

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

We rely on successful performance by and relationships with suppliers. This reliance could have a material adverse effect on our results of operations and financial condition.

We have formed arrangements with suppliers for various services and components. We have formed these arrangements because it is commercially more efficient to outsource these services and purchase these components than it would be for us to perform these services or manufacture these components, which in some cases require, among other things, a high degree of technical skill and advanced equipment that is not practical or cost-effective for us to develop or acquire. As a result, if one of our suppliers were to experience quality problems, capacity constraints, decreased yields, or delivery delays, or were to raise prices significantly, we could face product liability claims, product shortages, decreased revenues or lost customers, which could adversely affect our operating results.

If we were to be left with excess inventory, our operating results could be adversely affected.

Because of long lead times and specialized product designs, in certain cases we purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products, inadequate or inaccurate forecasts, or other issues that might impact production planning, our customers might not purchase all the products that we have manufactured or for which we have purchased components. In any such event, we would attempt to recoup material and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels, or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give us the ability to require our OEM customers to do this. To the extent that we were unsuccessful in recouping our material and manufacturing costs, our gross margin and operating results could be adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.

Uncertainties and adverse trends affecting our industry or any of our major customers could adversely affect our operating results.

Our business operates primarily within three business segments: Medical Imaging, Ultrasound, and Security Technology. The medical and security technology equipment markets in which our segments operate are subject to changes in technology, pricing, and profit margins and have been historically subject to cyclical downturns characterized by diminished product demand, rapid declines in average selling prices, and production over-capacity. In addition, changes in government policy relating to the purchase or use of medical and security-related capital equipment could also affect our sales. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry in general, or any of our major customers in particular, might adversely affect our operating results.

In Security Technology, our OEM customers’ purchasing dynamics are generally affected by the level of government funding, the expansion of airport terminals and the fluctuations in airline passenger volume.

Our customers’ or our delay in obtaining or inability to obtain any necessary U.S. or foreign regulatory clearances or approvals for products could have a material adverse effect on our business.

Our products are finished medical devices or are components used by our customers in the production of finished medical devices that are subject to a high level of regulatory oversight. A delay in obtaining or inability to obtain any necessary U.S. or foreign regulatory clearances or approvals for products could have a material adverse effect on our business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, might be withdrawn or modified. Medical devices cannot be marketed in the U.S. without clearance from the FDA. Medical devices sold in the U.S. must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacturing, packing, storage, and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacturing, sale, and use of medical devices. Medical devices are also subject to approval and regulation by foreign regulatory and safety agencies. Our products must also meet the requirements of these governments and agencies for approval and distribution. As with the U.S., foreign governments or agencies can withdraw or modify their approvals.

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

Our annual and quarterly results could vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock could decline. These factors include:

•	variations in the timing and volume of customer orders;

•	introduction and market acceptance of our customers' or our own new products;

•	changes in demand for our customers' or our own existing products;

•	the timing of our expenditures in anticipation of future orders;

•	effectiveness in managing our manufacturing processes;

•	changes in competitive and economic conditions generally in our or our customers' markets;

•	changes in the cost or availability of components or skilled labor;

•	changes in our effective tax rate;

•	fluctuations in manufacturing yields;

•	foreign currency and commodity price exposures;

•	investor and analyst perceptions of events affecting us, our competitors, and/or our industry; and

•	changes in laws affecting the health care industry.

A delay in anticipated sales beyond the end of a particular quarter could have a significant effect on our operating results for that quarter. In addition, most of our operating expenses do not vary directly with net revenue and are difficult to adjust in the short term. As a result, if revenue for a particular quarter was below our expectations, we could not proportionately reduce operating expenses for that quarter. Hence, the revenue shortfall could have a disproportionate adverse effect on our operating results for that quarter.

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

We source and manufacture certain components and systems outside the U.S, we market and sell products in international markets, and have established offices and subsidiaries in Europe, Canada, and Asia. Our foreign revenue accounted for 61%, 66%, and 66% of our total net revenue for fiscal years 2012, 2011, and 2010, respectively. There are inherent risks in transacting business internationally, including:

•	changes in applicable laws and regulatory requirements;

•	export and import restrictions;

•	export controls relating to technology;

•	tariffs and other trade barriers;

•	intellectual property laws that offer less protection for our proprietary rights;

•	difficulties in staffing and managing foreign operations;

•	problems in collecting accounts receivable and longer payment cycles;

•	political instability;

•	fluctuations in currency exchange rates;

•	difficulties in managing employee relations

•	difficulties in maintaining uniform standards, controls, procedures and policies across our global operations, including inventory management and financial consolidation;

•	expatriation controls; and

•	potential adverse tax consequences.

There is significant uncertainty about the stability of global credit and financial markets. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. High unemployment rates, weakness in commercial and residential real estate markets and the tightening of credit by financial institutions may lead businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products. The continuing debt crisis in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. The ongoing European debt crisis has contributed to the instability in global credit markets. We are unable to predict the impact of this instability and if economic conditions deteriorate, our business and results of operations could be materially and adversely affected.

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

We are currently in the process of transitioning certain of our manufacturing operations to a new 145,000 square foot facility in Shanghai, China. This effort is part of a process to reduce costs and streamline our manufacturing operations. There are certain administrative, legal, and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

•	difficulties in staffing and managing foreign operations, particularly in attracting and retaining personnel qualified to design, sell, test and support our products;

•	difficulties in managing employee relations;

•	increases in the value of the Chinese Yuan, or CNY;

•	difficulties in coordinating our operations in China with those in the U.S. and Europe;

•	difficulties in enforcing contracts in China;

•	difficulties in protecting intellectual property;

•	diversion of management attention;

•	imposition of burdensome governmental regulations;

•	difficulties in maintaining uniform standards, controls, procedures and policies across our global operations, including inventory management and financial consolidation;

•	regional political and economic instability, which could have an adverse impact on foreign exchange rates in Asia and impair our ability to conduct our business in China; and

•	inadequacy of the local infrastructure to support our operations.

Our operations are vulnerable to interruption or loss due to natural disasters, epidemics, terrorist acts and other events beyond our control, which would adversely affect our business.

Although we perform manufacturing in multiple locations, we generally do not have redundant manufacturing capabilities in place for any particular product or component. As a result, we depend on our current facilities for the continued operation of our business. A natural disaster, pandemic, terrorist act, act of war, or other natural or manmade disaster affecting any of our facilities could significantly disrupt our operations, or delay or prevent product manufacturing and shipment for the time required to repair, rebuild, or replace our manufacturing facilities. This delay could be lengthy and we could incur significant expenses to repair or replace the facilities. Any similar natural or manmade disaster that affects a key supplier or customer could lead to a similar disruption in our business.

Our business could be harmed if we are unable to protect our intellectual property or if we become subject to intellectual property infringement claims.

We rely on a combination of trade secrets, patents, trademarks, copyrights and confidentiality procedures to protect our technology. Despite our efforts, the steps we have taken to protect our technology may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. In addition, others may develop substantially equivalent or superseding proprietary technology, or competitors may offer similar competing products, thereby substantially reducing the value of our proprietary rights. The laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. The steps we have taken to protect our intellectual property may not be adequate to prevent misappropriation of our technology. Our inability to protect our intellectual property could have a negative impact on our operations and financial results.

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

We rely extensively on information technology systems to interact with our employees and our customers and to run our business effectively. These interactions include ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements, and other processes necessary to manage our business. Our systems could become damaged or cease to function properly due to any number of causes, including issues caused by ongoing projects to improve our information technology systems and the delivery of services, failures of third-party service providers, catastrophic events, power outages, and security breaches. Any failure or malfunctioning of our information technology systems, errors or misuse by system users, or inadequacy of the systems in addressing the needs of our operations, could disrupt our ability to timely and accurately manufacture and ship products, which could have a material adverse effect on our business, financial condition and results of operations. Any such failure, errors, misuse or inadequacy could also disrupt our ability to timely and accurately process, report and evaluate key operations metrics and key components of our results of operations, financial position and cash flows. Any such disruptions would likely divert our management and key employees’ attention away from other business matters. Any disruptions or difficulties that may occur in connection with our information technology systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal control over financial reporting and attestation activities.

We may be subject to information security breaches caused by illegal hacking, computer viruses, or acts of vandalism or terrorism. Our security measures or those of our third-party service providers may not detect or prevent such breaches. Any such compromise to our information security could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and operating results.

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

As a result of the September 11, 2001, and 1993 World Trade Center terrorist attacks, and the potential for future attacks, product liability insurance coverage for such threats is extremely difficult and costly to obtain. It is possible, subject to the applicability of the Support Anti-terrorism by Fostering Effective Technologies Act of 2002, or the SAFETY Act, that if we were found liable following a major act of terrorism, our insurance might not fully cover the claims for damages.

The SAFETY Act is a Federal law in the U.S. enacted to provide certain legal liability protections for providers of certain anti-terrorism technologies. If applicable to claims against Analogic, the SAFETY Act could mitigate some of this risk.

Our Security Technology segment depends in part on purchases of products and services by the U.S. Federal Government and its agencies, which purchases may be only partially funded, and are subject to potential termination and reductions and delays in government spending.

Sales of our security and inspection systems as an indirect subcontractor or team member with prime contractors and in other cases directly to the U.S. Government and its agencies, accounted for approximately 12%, 7% and 10% of our total net revenue for fiscal years 2012, 2011, and 2010, respectively. Our security and inspection systems are included in many different domestic programs. Over the lifetime of a program, the award of many different individual contracts and subcontracts could impact our products’ requirements. The funding of U.S. Government programs is subject to Congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds only on a single fiscal year basis. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The reduction or delay in funding or termination of a government program in which we are involved could result in a loss of or delay in receiving anticipated future revenues attributable to that program and contracts or orders received. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor or team member irrespective of the quality of our products or services. The termination of a program or reduction in, or failure to commit additional funds to, a program in which we are involved could negatively impact our revenue and have a material adverse effect on our financial condition and results of operations.

Changes in laws affecting the health care industry could adversely affect our business, operations and financial condition.

In recent years, the healthcare industry has undergone significant changes driven by various efforts to reduce costs, including increased levels of managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. In addition, numerous governments have undertaken efforts to control healthcare costs through legislation and regulation. In the U.S. in March 2010, President Obama signed into law health care reform legislation in the form of the Patient Protection and Affordable Care Act,(“PPACA”). One of the components of the PPACA is a 2.3% excise tax on the sales of most medical devices, starting in 2013. The Congressional Budget Office estimates that the total cost to the medical device industry will be approximately $20 billion over ten years. This tax may put increased pressure on medical device manufacturers and purchasers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for our products in order to offset the tax. Other elements of the PPACA, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and the reporting of certain payments by us to healthcare professionals and hospitals under a portion of PPACA known as the Physician Payment Sunshine Act could meaningfully change the way healthcare is developed, marketed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of the law will be phased in over the next decade and require further guidance and clarification in the form of regulations. As a result, many of the impacts of the law will not be known until those regulations are enacted, which we expect to occur over the next several years.

We anticipate that the current administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. Public debate of these issues will likely continue in the future. The implementation of health care reform and medical cost containment measures in the U.S. and in foreign countries in which we operate could:

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

We are investigating whether certain transactions between our Danish subsidiary, B-K Medical, and certain of its distributors may have violated applicable law, including Danish law and the U.S. Foreign Corrupt Practices Act, and remedial actions we may take as a result of our investigation could adversely affect our sales to the markets covered by distributors.

In fiscal year 2011, we identified certain transactions involving our Danish subsidiary B-K Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid B-K Medical amounts in excess of amounts owed and B-K Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. We have terminated the employment of B-K Medical employees that were involved in the transactions. We have wound down, or are in the process of winding down, our relationship with the B-K Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on B-K Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the B-K Medical distributors with whom we have decided to wind down B-K Medical’s relationship, represented less than 1% of our total revenue in fiscal year 2011 and less than 1.3% of our total revenue in fiscal year 2012. During fiscal year 2012, we incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,288 in connection with this matter.

Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.

We are subject to various environmental regulations. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with environmental regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, Korea and various states of the U.S. may require us to redesign our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any material, additional material costs, or expenses associated with our operations. Our failure to comply with any of the foregoing regulatory requirements could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the U.S. and foreign countries.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

As of July 31, 2012, we owned or leased the primary facilities described below:

Location	Approximate Sq. Ft.		Principal Use(s)	Principal Segment(s)
Peabody, MA (1)	Owned	514,000	Executive and administrative offices, manufacturing, R&D, customer service, and sales	All segments
State College, PA (2)	Owned	66,000	Administrative offices, manufacturing, R&D, customer service, and sales	Medical Imaging and Ultrasound
Canton, MA	Leased	33,000	R&D, customer service, and sales	Medical Imaging
Denver, CO	Leased	33,000	Manufacturing, sales, and customer service	Ultrasound
Herlev, Denmark (3)	Owned	135,000	Administrative offices, R&D, customer service, and sales	Ultrasound
Shanghai, China (4)	Owned	145,000	Administrative offices, manufacturing, customer service, and sales	Medical Imaging and Ultrasound
Montreal, Canada	Leased	54,000	Administrative offices, manufacturing, R&D, customer service, and sales	Medical Imaging

(1)	We own approximately 58 acres of land at this location, which can accommodate future expansion as required.
(2)	We moved from our leased facility into a new owned facility in July 2012.
(3)	We are not currently utilizing all the space of this facility and are currently in process of exploring various uses for this unused space.
(4)	The grand opening of our Shanghai, China facility was in April 2012 and we are currently in the process of ramping up our production at this site.

We believe that our existing facilities are generally adequate to meet our current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed. See Note 12 to the Consolidated Financial Statements for further information concerning certain leases.

Item 3.	Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to those matters currently pending against us and intend to defend ourselves vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our cash flows, results of operations, or financial position.

Item 4.	Mine Safety Disclosure

Not applicable

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position	Date Since Office Has Been Held
James W. Green.	54	President and Chief Executive Officer	2007
Michael L. Levitz	39	Senior Vice President, Chief Financial Officer, and Treasurer	2009
John J. Fry	50	Senior Vice President, General Counsel, and Secretary	2007
Mervat Faltas	60	Senior Vice President and General Manager Medical Business	2010
Farley Peechatka Jr.	51	Senior Vice President and General Manager Global Ultrasound Business	2011

Our executive officers are elected annually by our Board of Directors, which we refer to as the Board, and hold office until their successors are chosen and qualified, subject to earlier removal by the Board.

There are no arrangements or understandings between any of our executive officers and any other person(s) pursuant to which such executive officer was selected as an officer.

James W. Green has been our President and Chief Executive Officer since 2007. From 2005 to 2007, Mr. Green was Regional Vice President, California Division, of Quest Diagnostics Incorporated, a leading provider of diagnostic testing, information, and services. Before joining Quest, Mr. Green served as Senior Vice President & General Manager of Computed Tomography for Philips Medical Systems, a global leader in the business of developing, manufacturing, marketing, and servicing medical computed tomography systems.

Michael L. Levitz is our Senior Vice President, Chief Financial Officer, and Treasurer. Mr. Levitz joined us in July 2009. From October 2007 to July 2009, Mr. Levitz was Vice President and Controller of the Cytyc business unit of Hologic Inc., a developer, manufacturer, and supplier of premium diagnostic products, medical imaging systems, and surgical products focused on the healthcare needs of women. From September 2002 until Cytyc Corporation’s merger with Hologic Inc. in October 2007, Mr. Levitz served in various capacities at Cytyc Corporation, including Vice President and Corporate Controller. Mr. Levitz began his career in the audit practice of Arthur Andersen LLP and is a certified public accountant.

John J. Fry is our Senior Vice President, General Counsel, and Secretary. He joined us in November 2007. From April 2005 until joining us, Mr. Fry was a principal of the law firm Driggs, Hogg, & Fry Co., L.P.A. (formerly Driggs, Lucas, Brubaker & Hogg Co., L.P.A.), where his practice focused primarily on technology and intellectual property law. From August 1995 to April 2005, he held various legal positions at Philips Medical Systems (formerly Marconi Medical Systems and Picker International), including Senior Corporate Counsel and Intellectual Property Manager and counsel to Philips’ computed tomography business.

Mervat Faltas has served as Senior Vice President and General Manager of our OEM Medical Group since May 2010. She joined ANRAD Corporation, our Canadian subsidiary now known as Analogic Canada Corporation, which we refer to as Anrad, in July 2005 as Vice President of Operations and was named President of Anrad in January 2006. From May 2000 until June 2005, Mrs. Faltas served in various capacities at ITF Optical Technologies, a Montreal-based provider of fiber optic components for terrestrial and undersea communication networks, including as President and CEO. From 1990 to 2000, Mrs. Faltas held various positions at PerkinElmer Corporation, including General Manager of PerkinElmer’s Montreal operation.

Farley Peechatka Jr. has served as Senior Vice President and General Manager of our Global Ultrasound business since May 2011. Mr. Peechatka joined us in November of 2002 as Vice President of Operations of our Sound Technology, Inc., or STI, subsidiary upon our acquisition of STI from Siemens Medical. Mr. Peechatka became President of STI in October 2008. Mr. Peechatka is a co-founder of Sound Technology, a leading provider of medical ultrasound transducers, and held multiple positions in the company, most recently as the Vice President of Operations and President. Prior to founding Sound Technology in 1987, he held engineering positions with Johnson & Johnson and GE ultrasound.

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

Our common stock trades on the NASDAQ Global Select Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period indicated in the table below:

Fiscal Year	High	Low
2011
First Quarter	$46.75	$39.21
Second Quarter	53.33	43.23
Third Quarter	58.96	50.74
Fourth Quarter	58.04	49.47

2012
First Quarter	$56.49	$42.90
Second Quarter	59.61	49.83
Third Quarter	69.72	53.68
Fourth Quarter	68.56	59.22

As of August 31, 2012, there were approximately 733 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record. Our Board declared cash dividends of $0.10 per share for each of the quarters of fiscal years 2012 and 2011. We intend to pay a regular quarterly cash dividend subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, and other factors that the Board of Directors may deem relevant. Our policy is to retain sufficient earnings to provide funds for the operation and expansion of our business.

The following table contains information about our purchases of our equity securities during the three months ended July 31, 2012.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/12-5/31/12	793	$65.59	—	$29,016,753
6/1/12-6/30/12	43,044	61.73	43,044	26,359,818
7/1/12-7/31/12	77,191	62.88	76,465	21,533,034

Total	121,028	$62.49	119,509	$21,533,034

(1)	Includes 793 and 726 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards in May 2012 and July 2012, respectively.
(2)	Includes 43,044 and 76,465 shares of our common stock purchased in open-market transactions in June 2012 and July 2012, respectively. These shares were purchased pursuant to a repurchase program authorized by the Board that was announced on December 8, 2011 to repurchase up to $30.0 million of our common stock. During the fourth quarter of fiscal year 2012, we repurchased 119,509 shares of our common stock under this repurchase program for $7.5 million at an average purchase price of $62.45 per share. The repurchase program does not have a fixed expiration date.
(3)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Comparison of Five-Year Cumulative Total Returns

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Center for Research in Security Prices of the University of Chicago, or CRSP, Total Return Index for the NASDAQ Stock Market (US Companies), the Russell 2000 Index, and the CRSP Total Return Index for all NASDAQ stocks with SIC Codes related to our business in the areas of measuring instruments, photo goods, medical goods, optical goods, and timepieces. The graph assumes $100 invested on July 31, 2007, in our common stock and $100 invested at that time in each of the NASDAQ indexes. The comparison assumes that all dividends are reinvested.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Other Information

On October 1, 2012, the following officer of Analogic Corporation (the “Company”) established a plan (the “Plan”) pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended:

Name	Title	Maximum number of shares of common stock that may be sold under the Plan	Time period during which shares may occur under the Plan
James W. Green	President and CEO	3,000	10/3/2012 to 4/2/2013

Pursuant to the Plan, certain shares of the Company’s common stock held by Mr. Green will be sold on a periodic basis without further direction from him in accordance with the terms and conditions set forth in the Plan. Mr. Green has advised the Company that the Plan was adopted primarily to facilitate payment of personal income tax obligations and for other personal reasons. Transactions completed pursuant to the Plan will be disclosed through Form 144 and Form 4 filings with the Securities and Exchange Commission.

Item 6.	Consolidated Selected Financial Data

The following selected consolidated financial data are derived from our Consolidated Financial Statements and notes thereto and should be read in connection with, and are qualified in their entirety by, our Consolidated Financial Statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	(In thousands, except per share data)
	Year Ended July 31,
	2012	2011	2010	2009	2008
Total net revenue	$516,571	$473,595	$414,813	$386,860	$402,595
Total cost of sales	323,387	300,632	266,916	264,255	255,137
Gross profit	193,184	172,963	147,897	122,605	147,458
Income (loss) from operations (A)	39,963	20,736	21,320	(4,496)	23,202
Income from continuing operations before discontinued operations (B)	43,071	16,620	15,799	3,517	22,842
Income (loss) from discontinued operations, net of tax	—	289	(244)	188	644
Gain on disposal of discontinued operations, net of tax (C)	—	924	—	—	—

Net income (D)	$43,071	$17,833	$15,555	$3,705	$23,486

Basic net income per share:
Income from continuing operations	$3.51	$1.33	$1.26	$0.27	$1.73
Income (loss) from discontinued operations, net of tax	—	0.02	(0.02)	0.02	0.05
Gain on disposal of discontinued operations, net of tax	—	0.08	—	—	—

Basic net income per share	$3.51	$1.43	$1.24	$0.29	$1.78

Diluted net income per share:
Income from continuing operations	$3.42	$1.33	$1.25	$0.27	$1.72
Income (loss) from discontinued operations, net of tax	—	0.02	(0.02)	0.02	0.05
Gain on disposal of discontinued operations, net of tax	—	0.07	—	—	—

Diluted net income per share	$3.42	$1.42	$1.23	$0.29	$1.77

Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40
Weighted average shares outstanding:
Basic	12,265	12,491	12,584	12,835	13,180
Diluted	12,576	12,572	12,655	12,932	13,290
Cash, cash equivalents, and marketable securities	$187,011	$169,656	$169,254	$160,293	$186,442
Working capital	308,856	294,387	281,727	264,140	287,260
Total assets	557,996	521,552	485,776	464,114	511,165
Long-term liabilities	11,738	9,254	6,665	6,444	8,993
Stockholders' equity	446,319	423,472	409,042	397,519	428,506

(A)

In fiscal year 2011, we recorded a pre-tax $7,066 restructuring charge primarily for the severance and personnel related costs of 155 employees that were involuntarily terminated, all of which were recorded in operating expenses. Also, in fiscal year 2011, we recorded a net of tax bargain purchase gain of $1,042 in operating expenses related to the acquisition of an OEM ultrasound transducer and probe business in November 2010. The revenue in fiscal year 2011 for this OEM ultrasound transducer and probe business was approximately $6,500. In the fiscal year ended July 31, 2009, which we refer to as fiscal year 2009, we recorded a pre-tax $6,619 restructuring charge for the severance and personnel related costs of 201 employees that were involuntarily terminated as well as for facility exit costs, all of which were recorded in operating expenses. Also, in fiscal year 2009, we recorded $811 in general and administrative expenses for a settlement of a dispute with a customer. In the fiscal year ended July 31, 2008, which we refer to the as fiscal year 2008, we recorded a pre-tax voluntary retirement charge of $3,419 related to a fiscal year 2008 voluntary retirement program and a pre-tax restructuring charge of $597 for severance and personnel related costs for the involuntary termination of 32 employees, all of which were recorded in operating expenses.

(B)	In fiscal year 2012 we recorded a gain on the sale of other investments on a pre-tax basis of $2,500 related to the sale of our remaining 25% equity interest in a China-based affiliate. In fiscal year 2008, we recorded a gain on the sale of other investments on a pre-tax basis of $2,000 related to our sale of 20% of our 45% equity interest in our China-based affiliate.
(C)	We recorded a gain of $924, net of taxes, in discontinued operations, for the sale of our hotel in fiscal year 2011.
(D)	We had an income tax provision in fiscal year 2012 of $1,128, which was due primarily to an income tax refund of $12,007 in fiscal year 2012 as the result of the completion of an U.S. Internal Revenue Service, or IRS, audit of U.S. Federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008. The impact of these refunds, which included $1,291 of interest, was a reduction of unrecognized tax benefits by approximately $8,734, of which $10,025 was recorded as a tax benefit in fiscal year 2012. In connection with the conclusion of the IRS audit in fiscal year 2012, we also recorded a tax benefit from the reversal and re-measurement of related tax reserves of $2,308. We had an income tax benefit in fiscal year 2009 of $4,915, which was due primarily to IRS refunds of $8,143 received in fiscal year 2009. The impact of these refunds, which included $1,262 of interest, was a reduction of unrecognized tax benefits by approximately $3,280, of which $1,356 was recorded as a tax benefit in fiscal year 2009. Also contributing to the income tax benefit for fiscal year 2009 was $1,820 for the reversal of a valuation allowance on Belgium net operating loss carryforwards that management has determined are more likely than not to be recognized. Related to the refund and interest received in fiscal years 2012 and 2009 were contingent professional fees of $2,714 and $1,160 that were recorded in general and administrative expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, R&D expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ from the projected results. See “Risk Factors” in Item 1A for a discussion of the primary risks and uncertainties known to us at this time.

Our Management’s Discussion and Analysis is presented in six sections as follows:

•	Business Overview

•	Fiscal Year 2012 Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	New Accounting Pronouncements

We report our financial condition and results of operations on a fiscal year basis ending July 31. All dollar amounts in this Item 7 are in thousands except per share data.

Business Overview

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to original equipment manufacturers, or OEMs, and end users primarily in the healthcare and airport security markets. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are recognized worldwide for advancing state-of-the-art technology in the areas of medical computed tomography, or CT, ultrasound, magnetic resonance imaging, or MRI, digital mammography, and CT-based automated explosive detection systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into clinical end-user markets through our direct worldwide sales force under the brand name B-K Medical.

Our business is strategically aligned into three business segments—Medical Imaging, Ultrasound, and Security Technology. At the end of fiscal year 2011, we combined our OEM Ultrasound transducer business, which was previously reported in the Medical Imaging segment, and our B-K Medical direct Ultrasound systems business in the Ultrasound segment, under one management team. The combined business is now reported as the Ultrasound segment consistent with how our principal executive officer began monitoring the business in the first quarter of fiscal year 2012. All periods presented have been revised accordingly to reflect the new reporting segments.

A significant portion of our products are sold to OEMs, whose purchasing dynamics have an impact on our reported sales. OEMs that purchase our Medical Imaging products generally incorporate those products as components in their systems, which are in turn sold to end users, who are primarily hospitals and medical clinics. In our Security Technology segment, our OEM customers purchase and resell our products to end users including domestic and foreign airports as well as the TSA in the U.S. Those customers’ purchasing dynamics are affected by the level of government funding, the expansion of airport terminals and fluctuations in airline passenger volume.

Fiscal Year 2012 Overview

The following table sets forth the percentage of total net revenue by reporting segment for fiscal years 2012 and 2011. All periods presented have been revised accordingly to reflect our new reporting segments.

	Fiscal Year
	2012	2011
Medical Imaging	59%	62%
Ultrasound	29%	27%
Security Technology	12%	11%

Total	100%	100%

The following is a summary of the metrics from our Consolidated Statement of Operations that our management believes are most important in understanding our results of operations for the periods indicated. This summary is not a substitute for the detail provided in the following pages or for the audited Consolidated Financial Statements and notes that appear elsewhere in this document.

	Fiscal Year		Percentage Change
	2012	2011
Total net revenue	$516,571	$473,595	9%
Gross profit	193,184	172,963	12%
Gross margin	37%	37%
Income from operations	39,963	20,736	93%
Operating margin	8%	4%
Income from continuing operations	$43,071	$16,620	159%
Diluted net income per share from continuing operations	3.42	1.33	157%

During fiscal year 2012 our total net revenue increased by 9% as compared to the prior year due primarily to growth in revenue in our Security and Ultrasound segments of 24% and 17%, respectively.

Gross margin remained relatively consistent in fiscal year 2012 versus the prior year due to gross margin increases in our Ultrasound and Security Technology Segments partially offset by a gross margin decline in our Medical Imaging segment.

Income from operations increased in fiscal year 2012 from the prior year comparable period due primarily to increased gross profit from an increase in sales volumes and headcount reductions made in fiscal year 2011. Also contributing to the increase was a reduction in internally funded research and product development expenses and restructuring charges partially offset by an increase in selling, general and administrative expenses.

During fiscal year 2012, we received a refund of $12,007 as the result of the completion of an IRS audit of U.S. Federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008. The refund was largely the result of U.S. Federal research and experimentation credits that carryover from the fiscal years ended July 31, 1991 through 2000 into the audited returns. We recorded a tax benefit for this refund, including the related interest, in the audited Consolidated Statement of Operations of $10,025 in fiscal year 2012. The tax benefit from the refund and interest were partially offset by related contingent professional fees of $2,714 recorded in general and administrative expenses within income from operations in the audited Consolidated Statement of Operations in fiscal year 2012. In connection with the conclusion of the IRS audit, we also recorded a reversal and re-measurement of related tax reserves of $2,308 in the audited Consolidated Statement of Operations in fiscal year 2012.

In addition to the positive impact from the growth in income from operations and the tax benefit of $10,025, income from continuing operations and diluted net income per share from continuing operations in fiscal year 2012 were favorably impacted by a gain of $2,500 on the sale of our remaining 25% ownership interest in a China-based affiliate.

During the first quarter of fiscal year 2011, we sold our hotel business, and realized net proceeds of $10,467, after transaction costs. We recorded a gain on sale of the hotel business of $924, net of a tax provision of $505, or $0.07 per diluted share in fiscal year 2011. The hotel business is being reported as a discontinued operation.

Revenues and net income (loss) for the hotel business for fiscal years 2011 and 2010 were as follows:

	Year Ended July 31,
	2011	2010
Total net revenue	$2,906	$8,784
Net income (loss)	289	(244)

We had cash and cash equivalents and marketable securities of $187,011 and $169,656 at July 31, 2012 and 2011, respectively. As of July 31, 2012 our investment portfolio primarily consisted of demand deposits at highly rated banks and financial institutions. The following table sets forth an overview of our cash flows for fiscal years 2012 and 2011. See Note 1 to the Notes to Consolidated Financial Statements included in this Annual

Report on Form 10-K for information regarding certain items in our fiscal year 2011 audited Consolidated Statement of Cash Flows being reclassified to conform to the current period presentation.

	Year Ended July 31,
	2012	2011

Net cash provided by continuing operations for operating activities	$73,710	$30,228
Net cash used by continuing operations for investing activities	(27,899)	(10,986)
Net cash used for financing activities	(26,527)	(20,152)
Net cash used by discontinued operations	—	(335)
Effect of exchange rate changes on cash	(1,929)	1,647

Net increase in cash and cash equivalents	$17,355	$402

During fiscal year 2012, we generated $73,710 of cash provided by continuing operations for operating activities as compared to $30,228 in the prior year. The increase was due primarily to an increase in sales volume and improved operating efficiency in fiscal year 2012 as compared to the prior year comparable period as well as an income tax refund and related interest received in fiscal year 2012 of $12,007. Net cash used by continuing operations for investing activities in fiscal year 2012 was due primarily to capital spending of $30,606, which includes the construction of a manufacturing facility in Shanghai, China, and the purchase of a new facility in State College, Pennsylvania. Prior year cash used by continuing operations for investing activities was due primarily to capital spending of $22,430, which included the construction of the Shanghai, China manufacturing facility. This was partially offset by the proceeds from the sale of our hotel business of $10,467, after transaction costs. The net cash used for financing activities in fiscal years 2012 and 2011 primarily reflected cash used to repurchase common stock of $23,260 and $15,187, respectively.

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Revenue

Product Revenue

Product revenue for fiscal year 2012 as compared with fiscal year 2011 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2012	2011
Product Revenue:
Medical Imaging	$290,665	$283,615	2%
Ultrasound	151,201	129,313	17%
Security Technology	52,809	34,694	52%

Total	$494,675	$447,622	11%

Medical Imaging

The increase for fiscal year 2012 versus the prior year primarily reflects growth in our MRI and digital mammography product lines driven by higher sales volume of existing products. This increase was offset by fewer shipments in our CT product line due primarily to customer ordering patterns and lower sales of our motion control products, reflecting a decline in the semiconductor market and the sale of a subsidiary of our motion control business in the fourth quarter of fiscal year 2011.

Ultrasound

The increase for fiscal year 2012 versus the prior year was due primarily to increased sales of our Flex Focus platform of products in the U.S. through our expanded sales force and internationally through both our direct sales force and our distributor network. Also contributing to the increase was the acquisition of an OEM ultrasound transducer business in the second quarter of fiscal year 2011.

Security Technology

The increase for fiscal year 2012 versus the prior year was due primarily to increased sales of baggage scanners, driven by demand for our new high speed and small footprint systems as well as growth in demand for our medium speed systems.

Engineering Revenue

Engineering revenue for fiscal year 2012 as compared with fiscal year 2011 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2012	2011
Engineering Revenue:
Medical Imaging	$11,101	$9,417	18%
Ultrasound	—	124	-100%
Security Technology	10,795	16,432	-34%

Total	$21,896	$25,973	-16%

Medical Imaging

The increase in fiscal year 2012 versus the prior year was due primarily to increased work on customer funded engineering projects and the timing of project milestones being completed.

Security Technology

The decrease for fiscal year 2012 versus the prior year was due primarily to the timing of work performed on a significant development project for a large OEM customer.

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2012 as compared with fiscal year 2011 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2012	2011
Product gross profit	$192,387	$169,469	13.5%
Product gross margin	38.9%	37.9%

Product gross margin increased in fiscal year 2012 versus the prior year due primarily to improved gross margin in our Ultrasound and Security Technology segments, partially offset by a decline in gross margin in our Medical Imaging segment. The improvement in our Ultrasound segment was driven by cost savings following consolidation of our manufacturing operations at the end of fiscal year 2011, growth in overall sales volume, as well as an increase in shipments of higher-margin premium systems, while the improvement in our Security Technology segment was driven by favorable product mix and higher sales volume. The Medical Imaging segment decline was driven by vendor component quality issues in our digital mammography business and unfavorable product mix.

Engineering Gross Margin

Engineering gross margin for fiscal year 2012 as compared with fiscal year 2011 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2012	2011
Engineering gross profit	$797	$3,494	-77.2%
Engineering gross margin	3.6%	13.5%

The decreases in the engineering gross profit and engineering gross margin in fiscal year 2012 versus the prior year were due primarily to the mix of engineering projects we worked on in our Security Technology segment in fiscal year 2012 as compared to the prior year. Also contributing to the decrease in gross margin was an increase in share-based and cash-based incentive compensation on improved operating results.

Operating Expenses

Operating expenses increased $994, or less than 1%, in fiscal year 2012 as compared with fiscal year 2011 as shown below.

	Fiscal Year		Percentage of Net Revenue
	2012	2011	2012	2011
Research and product development	$57,230	$63,125	11.1%	13.3%
Selling and marketing	44,238	41,413	8.6%	8.7%
General and administrative	51,753	40,623	10.0%	8.6%
Restructuring charges	—	7,066	0.0%	1.5%

Total operating expenses	$153,221	$152,227	29.7%	32.1%

Research and product development costs included in operating expenses are related to projects not funded by our customers. These expenses decreased $5,895 in fiscal year 2012 versus the prior year due primarily to cost savings from work force reductions made throughout fiscal year 2011 as well as decreases in consulting and material costs and less investment in internally funded research and product development projects.

Selling and marketing expenses increased $2,825 in fiscal year 2012 versus the prior year due primarily to new product launches and increased trade show activity in the Ultrasound segment.

General and administrative expenses increased $11,130 in fiscal year 2012 versus the prior year due primarily to the impact of contingent consulting fees of $2,714 in fiscal year 2012 related to the income tax refund and related interest received in that period, as well as increased share-based and cash-based incentive compensation costs of $3,530, on improved operating results. Also contributing to the increase was inquiry costs of $1,288 in fiscal year 2012 related to a distributor matter at B-K Medical and the favorable impact in fiscal year 2011 of an acquisition bargain purchase gain included in general and administrative expenses of $1,042. These increases were partially offset by $386 of amortization for the intangible assets and inventory fair value adjustment associated with this acquisition.

Restructuring charges in fiscal year 2011 included severance and personnel related costs for our plan to reduce our headcount by 155 employees worldwide. We expect that this restructuring will result in annual expense savings of approximately $11,500, a portion of which will fund strategic growth initiatives.

Other Income (Expense)

	Year Ended July 31,
	2012	2011
Interest income, net	$532	$711
Gain on sale of other investments	2,500	—
Other income (expense), net	1,204	(515)

The gain on sale of other investments for fiscal year 2012 was due to $2,500 from the sale of our 25% equity interest in a China-based affiliate. The book value of this investment was written down to $0 in the fiscal year ended July 31, 2006, which we refer to as fiscal year 2006.

Net other income (expense) during fiscal years 2012 and 2011 consisted predominantly of foreign currency exchange gains (losses) from our foreign subsidiaries in Denmark and Canada. Also contributing to fiscal year 2012 was income of approximately $350 from the resolution of obligations for the fit out of a former facility.

Provision for Income Taxes

	Year Ended July 31,
	2012	2011
Provision for income taxes	$1,128	$4,312
Effective tax rate	3%	21%

Our effective income tax rate on continuing operations is based upon income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate for fiscal year 2012 of 3% was due primarily to a discrete benefit of $10,025 from the receipt of an IRS tax refund, including the related interest, and reversal and re-measurement of related tax reserves of $2,308. The decrease in the effective rate in fiscal year 2012 was partially offset by the unfavorable impact of the expiration of the federal research and experimentation credit on December 31, 2011. In the next four quarters, the statute of limitations for our fiscal years ended July 31, 2009 and July 31, 2006 may expire for U.S. Federal and state income taxes and for foreign subsidiaries, respectively, and it is reasonably expected that net unrecognized benefits, including interest, of approximately $900 may be recognized.

For fiscal year 2011, the effective tax rate of 21% as compared to the U.S. statutory rate of 35% was due primarily to the full year benefit of the federal research and experimentation credit, the discrete tax benefit of $536 for the reinstatement of the federal research and experimentation credit back to January 1, 2010, lower foreign tax rates as compared to the U.S statutory rate of 35%, the discrete benefit of $599 from the reversal of tax reserves as a result of the expiration of the statute of limitations for the fiscal year ended July 31, 2007, which we refer to as fiscal year 2007, and settlements with various taxing authorities. In addition, taxes of $621 related to the bargain purchase gain from the acquisition of an OEM ultrasound transducer and probe business were recorded in operating expenses in fiscal year 2011.

Income from continuing operations and diluted net income per share from continuing operations

Income from continuing operations and diluted net income per share from continuing operations for fiscal years 2012 and 2011 were as follows:

	Year Ended July 31,
	2012	2011
Income from continuing operations	$43,071	$16,620
% of net revenue	8.3%	3.5%
Diluted net income per share from continuing operations	$3.42	$1.33

The increase in income from continuing operations and diluted net income per share from continuing operations for fiscal year 2012 versus the prior year was due primarily to cost savings following consolidation of our manufacturing operations and from other operational headcount reductions in fiscal year 2011. Also contributing to the increase was gross profit from an increase in sales volume in fiscal year 2012, declines in research and product development costs and restructuring charges, an income tax benefit from the refund and related interest in fiscal year 2012, and a gain on sale of an equity interest in fiscal year 2012. These items were partially offset by the increases in selling and marketing and general and administrative expenses.

Discontinued Operations

Discontinued Operations for fiscal year 2012 as compared with fiscal year 2011 is summarized in the table below.

	Year Ended July 31,
	2012	2011
Income from discontinued operations, net of tax	$—	$289

During the first quarter of fiscal year 2011, we sold our hotel business.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Revenue

Product Revenue

Product revenue for fiscal year 2011 as compared with fiscal year 2010 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2011	2010
Product Revenue:
Medical Imaging	$283,615	$241,952	17%
Ultrasound	129,313	112,669	15%
Security Technology	34,694	39,144	-11%

Total	$447,622	$393,765	14%

Medical Imaging

The increase for fiscal year 2011 versus the prior year was driven primarily by growth in our CT product line as well as growth in our digital mammography and MRI product lines. The growth in our CT and MRI product lines was driven primarily by higher sales volume of new and existing products. The growth in our digital mammography product line was due primarily to increased sales volumes with a large OEM customer.

Ultrasound

The increase for fiscal year 2011 versus the prior year was due primarily to increased sales volume of our Flex Focus platform of products, with notable growth of 10% in the U.S. market over fiscal year 2010, and growth in our OEM ultrasound transducer and probe business. The growth in our ultrasound probe product line was due primarily to the acquisition of an OEM ultrasound transducer and probe business, which contributed approximately $6,500 of product revenue in fiscal year 2011.

Security Technology

The decreases in product revenues for fiscal year 2011 versus the prior year were due primarily to sales of fewer baggage scanners as demand from our customer was negatively impacted by the timing of bridge orders from the TSA, which was in the process of moving to a new procurement process, and product mix.

Engineering Revenue

Engineering revenue for fiscal year 2011 as compared with fiscal year 2010 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2011	2010
Engineering Revenue:
Medical Imaging	$9,417	$9,546	-1%
Ultrasound	124	60	107%
Security Technology	16,432	11,442	44%

Total	$25,973	$21,048	23%

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

Product gross margin percentage increased in fiscal year 2011 versus the prior year due primarily to improved manufacturing efficiency in the Medical Imaging segment with higher production throughput on growing volume along with improved component pricing from our vendors. Manufacturing transition costs related to the restructuring of our Ultrasound segment as well as a lower mix of higher margin Ultrasound and Security Technology sales partially offset the Medical Imaging segment’s gross margin improvements.

Engineering Gross Margin

Engineering gross margin for fiscal year 2011 as compared with fiscal year 2010 is summarized in the table below.

	Year Ended July 31,		Percentage Change
	2011	2010
Engineering gross profit	$3,494	$2,482	40.8%
Engineering gross margin	13.5%	11.8%

The increase in the engineering gross margin in fiscal year 2011 versus the prior year was due primarily to the mix of engineering projects worked on in fiscal year 2011 as compared to the prior year.

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

Research and product development expenses are related to projects not funded by our customers. These expenses increased $13,975 in fiscal year 2011 versus the prior year due primarily to an increase in self-funded development projects associated with new product introduction and advanced development. Also contributing to the growth was an increase in share-based compensation expense of $1,623 in fiscal year 2011 versus the prior year primarily associated with the increased accrual for performance based awards as a result of improving company financial performance.

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

Other Income (Expense)

	Year Ended July 31,
	2011	2010
Interest income, net	$711	$633
Gain on sale of other investments	—	—
Other income (expense), net	(515)	(486)

Net other expense during fiscal years 2011 and 2010 consisted predominantly of foreign currency exchange losses from our Canadian, Danish, and British subsidiaries.

Provision for Income Taxes

	Year Ended July 31,
	2011	2010
Provision for income taxes	$4,312	$5,668
Effective tax rate	21%	26%

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

For fiscal year 2010, the effective tax rate of 26% as compared to the U.S. statutory rate of 35% was due primarily to lower foreign tax rates and discrete benefits of approximately $1,750 due primarily to the reversal of tax reserves as a result of the expiration of the statute of limitations for fiscal years ended July 31, 2004 and 2006 in fiscal year 2010 and the settlement of foreign and domestic tax audits. Also contributing to the reduced effective tax rate were federal research and experimentation credits.

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

Discontinued Operations

Discontinued Operations for fiscal year 2011 as compared with fiscal year 2010 is summarized in the table below.

	Year Ended July 31,
	2011	2010
Income from discontinued operations, net of tax	$289	$(244)

During the first quarter of fiscal year 2011, we sold our hotel business. The increase in income from discontinued operations, net of tax, in fiscal year 2011 versus the prior year was due primarily to increased occupancy and higher room rates at the hotel due primarily to the improving economy in the three months ended October 31, 2010 as compared to fiscal year 2010.

Liquidity and Capital Resources

Key liquidity and capital resources information is summarized in the table below.

	July 31, 2012	July 31, 2011
Cash and cash equivalents	$187,011	$169,656
Working capital	308,856	294,387
Short and long term debt	—	—
Stockholders' equity	446,319	423,472

The increase in working capital from July 31, 2011 to July 31, 2012 was due primarily to increases in cash and accounts receivable of $17,355 and $8,258, respectively, reflecting increased customer demand and related sales volumes during fiscal year 2012. These increases were partially offset by increases in advance payments and deferred revenue, accrued income taxes, and accrued liabilities of $5,471, $3,850, and $3,948, respectively. The increase in advance payments and deferred revenue was due primarily to the timing of milestone payments on engineering products in the Medical Imaging and Security Technology segments. The increase in accrued income taxes was due primarily to the increase in the current tax liability due to the expired R&D tax credits and higher profits before income taxes in fiscal year 2012 as compared to fiscal year 2011. The increase in accrued liabilities was due primarily to increased accrued incentive compensation as a result of our stronger financial performance in fiscal year 2012 as compared to fiscal year 2011.

Cash and cash equivalents at July 31, 2012 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at July 31, 2012 and July 31, 2011 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2012, due to the short maturities of these instruments.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Year Ended July 31,
	2012	2011	2010
Net cash provided by continuing operations for operating activities	$73,710	$30,228	$26,349
Net cash (used by) provided by continuing operations for investing activities	(27,899)	(10,986)	29,006
Net cash used for financing activities	(26,527)	(20,152)	(4,520)
Net cash (used by) provided by discontinued operations	—	(335)	661
Effect of exchange rate changes on cash	(1,929)	1,647	(2,097)

Net increase in cash and cash equivalents	$17,355	$402	$49,399

The cash flows provided by continuing operations for operating activities in fiscal year 2012 primarily reflects our pre-tax earnings from continuing operations of $44,199, which included non-cash charges for depreciation and amortization of $17,775 and share-based compensation expense of $13,396. Also contributing to the increase were a tax refund of $12,007 and increases in advance payments and deferred revenue, accrued income taxes and accrued liabilities of 5,471, $3,850, and $3,948, respectively. The positive impact of our operating earnings on cash flows was partially offset by increases in accounts receivables and inventories of $8,258 and $4,765, respectively. The increase in advance payments and deferred revenue was primarily due to the timing of milestone payments on engineering products in the Medical Imaging and Security Technology segments. The increase in accrued income taxes was primarily due to increased pre-tax earnings from continuing operations in the fourth quarter of fiscal year 2012 as compared to the fourth quarter of fiscal year 2011. The increase in accrued liabilities was primarily due to the increase in accrued cash-based incentive compensation due to our improved operating results. The increase in accounts receivable was due primarily to increased revenue in the fourth quarter of fiscal year 2012 as compared to the fourth quarter of fiscal year 2011. The increase in inventories was primarily due to the increased demand across all of our segments.

The cash flows provided by continuing operations for operating activities in fiscal year 2011 primarily reflects our pre-tax earnings from continuing operations of $20,932, which included depreciation and amortization expenses of $17,798, and non-cash share-based compensation expense of $9,638. The positive impact of our operating earnings on cash flows, excluding the non-cash acquisition-related bargain purchase gain of $1,042, was partially offset by increases in inventories and accounts receivable of $16,821 and $17,099, respectively, which were net of increases in accounts payable and accrued liabilities of $12,490 and $4,078, respectively, as well as a decrease in other assets of $2,578. The increase in inventories of $16,821 was due primarily to demand-related inventory increases and planned increases in Ultrasound and Medical Imaging inventories associated with the shift in production from Denmark to the United States and China. The increase in accounts receivable of $17,099 was due primarily to growth in net revenue as well as an increase in unbilled receivables of $5,578 on engineering projects due to the timing of completing milestones. The increase in accounts payable of $12,490 was due primarily to the timing of vendor payments and increased inventory purchases. The increase in accrued liabilities of $4,078 was due primarily to the restructuring charges of $7,066 partially offset by payments made for the restructuring charges.

The net cash used by continuing operations for investing activities in fiscal year 2012 was due primarily to purchases of property, plant, and equipment of $30,606, of which approximately $15,629 relates to the construction of a manufacturing facility in Shanghai, China and the purchase of a facility in State College, Pennsylvania. The capital spending was partially offset by the proceeds of $2,500 received from the sale of our 25% equity interest in our China-based affiliate during fiscal year 2012.

The net cash used by continuing operations for investing activities in fiscal year 2011 was due primarily to purchases of property, plant, and equipment of $22,430, of which approximately $6,200 relates to the construction of a manufacturing facility in Shanghai, China. These uses of cash were partially offset by the net proceeds of $10,467 from the sale of our hotel business.

The net cash used for financing activities in fiscal year 2012 primarily reflected $23,260 used to repurchase common stock and $4,980 of dividends paid to stockholders.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations at July 31, 2012, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual Obligation	Total	Less than 1 year	1 - 3 years	More than 3 years -5 years	More than 5 years
Operating leases	$7,191	$1,577	$1,309	$1,021	$3,284
Purchasing obligations	62,517	62,385	92	40	—
Pension	4,069	302	629	714	2,424
Contingent Consideration	460	460	—	—	—

	$74,237	$64,724	$2,030	$1,775	$5,708

As of July 31, 2012, the total liabilities associated with uncertain tax positions were $5,565. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, these amounts have not been included in the contractual obligations table.

On October 11, 2011, we entered into a $100 million five-year, revolving credit agreement, which we refer to as the Credit Agreement, with the financial institutions identified therein as lenders, which included Sovereign Bank, TD Bank, N.A., and HSBC Bank USA, National Association. The Credit Agreement is guaranteed by our material domestic subsidiaries as designated by us from time to time or as required under the Credit Agreement, and is supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiary. The credit facility does not require amortization of principal and may be reduced or repaid before maturity in whole or in part at our option without penalty. The Credit Agreement replaces a $20,000 credit facility with Sovereign Bank that had been renewed annually since 2001 and was terminated in connection with the new facility.

Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of the facility can be increased under specified circumstances up to $150,000 in aggregate. We are the sole borrower under the Credit Agreement.

Interest rates on borrowings under the credit facility range from 1.25% to 2.00% above the LIBOR rate, or, if we do not elect the LIBOR rate, from 0.00% to 1.00% above the defined base rate (which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) one-month LIBOR plus 1%), in each case based upon our leverage ratio. A quarterly commitment fee ranging from 0.20% to 0.35% per annum is applicable on the undrawn portion of the credit facility, based upon our leverage ratio.

The Credit Agreement limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis. In addition, the Credit Agreement requires us to maintain the following financial ratios:

•	A leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA of no greater than 2.75:1.00 at any time; and

•	An interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated interest charges of no less than 3.00:1.00 at any time.

At July 31, 2012, our leverage ratio was 0.006 and our interest coverage ratio was infinite as we had no attributable interest expense, and we were in full compliance with all financial and operating covenants.

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

We currently also have approximately $4,300 in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under credit facilities at July 31, 2012 and 2011.

Impact of Investigation Regarding our Danish Subsidiary

As previously disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we have identified transactions involving our Danish subsidiary, B-K Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. We have voluntarily disclosed this matter to the Danish government, the DOJ and the SEC, and are cooperating with an inquiry by the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter. We have concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects. We have terminated the employment of B-K Medical employees that were involved in the transactions. We have wound down, or are in the process of winding down, our relationship with the B-K Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on B-K Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the B-K Medical distributors with whom we have decided to wind down B-K Medical’s relationship, represented less than 1% of our total revenue in fiscal year 2011 and less than 1.3% of our total revenue in fiscal year 2012. During fiscal year 2012, we incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,288 in connection with this matter.

Recent Accounting Pronouncements

Recently adopted

Impairment testing

In December 2010, the Financing Accounting Standards Board, or FASB, issued guidance modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance was effective for us on August 1, 2011 and did not have a material impact on our financial position, results of operations or cash flows.

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

Fair value measurements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards, or IFRS. This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements.

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

Not yet effective

Presentation of comprehensive income

In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for annual periods beginning after December 15, 2011, and annual and interim periods thereafter. The update is applied retrospectively. Early adoption is permitted. Subsequently, in December 2011, the FASB issued guidance which defers only those changes that relate to the presentation of reclassification adjustments. This guidance was effective for us on August 1, 2012, and did not have a material impact on our financial position, results of operations, or cash flows.

Testing indefinite-lived intangible assets for impairment

In July 2012, the FASB issued an update regarding testing indefinite-lived intangible assets for impairment. This update gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for us on August 1, 2013, and it not expected to have a material impact on our financial position, results of operations, or cash flows.

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

Effect if actual results differ from assumptions—When actual results are not consistent with our estimates or assumptions or if our estimates are revised, we recognize a gain or loss in our Consolidated Statement of Operations. These variances could have a material impact on our Consolidated Statement of Operations and financial position.

Allocation of Consideration in Multiple Element Revenue Arrangements

Policy—We allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor specific objective evidence, or VSOE, if it exists, and otherwise third party evidence, or TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price, or ESP. We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or if not available, ESP. If we are unable to establish selling price using VSOE or TPE, and the order was received or materially modified after July 31, 2009, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis.

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

Effect if actual results differ from assumptions—If the ESP is not accurate, then the revenue allocated to each deliverable in a multiple element arrangement could be inaccurate resulting in the potential for revenue recognition in the wrong periods.

Inventory

Policy—We value our inventory at the lower of the cost of the inventory or market in a manner that approximates the first-in first-out method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycles, and changes in technology. A variety of methodologies are used to determine the amount of inventory write-downs necessary to adjust excess and obsolete inventory. Write-downs are based upon the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory. If actual demand for our products is less than our estimates, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional write-downs for existing inventories might be recorded in future periods. Once recorded, inventory adjustments are not subsequently reversed until the inventory is used or disposed of.

Judgments and uncertainties—Our inventory write-downs involve uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecasted customer demand, and technological obsolescence.

Effect if actual results differ from assumptions—If estimates regarding customer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material. Additional write-downs would result in a charge to cost of goods sold to adjust inventory to its estimate net realizable value.

Share-based compensation

Policy—We have share-based compensation plans, which include stock options, restricted stock awards, and an employee stock purchase plan. We estimate the fair value of stock options using the Black-Scholes valuation model and the fair value of the Company’s restricted stock awards, which include shares of restricted stock and restricted stock units, based on the quoted market price of its common stock or the use of a Monte-Carlo Simulation Model.

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

Judgments and uncertainties—Option-pricing models and generally accepted valuation techniques to value restricted stock awards with market conditions require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Performance-based non-vested restricted stock awards require management to make assumptions regarding the likelihood of achieving future company financial targets or personal performance goals. Changes in these assumptions can materially affect the fair value estimate and the amount of compensation expense we recognize.

Effect if actual results differ from assumptions—If actual results are not consistent with our estimates or assumptions, particularly those used in determining what the percentage of performance-based non-vested restricted stock awards that are expected to be earned, we may be exposed to changes in share-based compensation expense that could be material.

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

Effect if actual results differ from assumptions—If actual product failure rates or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Such revisions could adversely affect our operating results.

Derivative Instruments and Hedging Activities

Policy—We recognize all derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not hold or issue derivative instruments for trading or speculative purposes.

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

Effect if actual results differ from assumptions—If actual results are not consistent with our estimates or assumptions, accelerated amortization for intangible assets with finite lives or impairment charges for intangible assets or goodwill could be required.

Impairment of Goodwill and Indefinite Lived Intangible Assets

Policy—We evaluate goodwill and indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We conduct our impairment evaluation by performing internal valuation analyses, which consider both the market approach and income approach for goodwill and the relief from royalty approach for the indefinite lived intangible assets Under the market approach, the fair value of the reporting unit is based on trading and acquisition multiples. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Under the relief from royalty approach, the fair value of the indefinite lived intangible asset is based on after tax royalty rate and discount rate applied to future forecasted sales. In the second quarter of fiscal year 2012, we completed our annual impairment testing of goodwill and indefinite lived intangible assets using the methodologies described herein, and determined there was no impairment.

The carrying values of goodwill and indefinite lived intangible assets related to acquisitions at July 31, 2012 were $1,849 and $7,607, respectively.

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

Judgments and uncertainties—Our effective income tax rate is affected by changes in tax law, the tax jurisdiction of new business ventures, the level of earnings and where they came from, and the results of tax audits. Our deferred tax valuation allowances involve uncertainties because the calculations require management to make assumptions based on historical data, future book income, and tax-planning strategies.

Effect if actual results differ from assumptions—In the event that actual results differ from the estimates and assumptions we use in determining our valuation allowances, the provision for income taxes and results of operations could be materially impacted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts in this Item 7A are in thousands.

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Canadian dollar, Danish kroner, Euro, and Japanese Yen. A 10% depreciation in the July 31, 2012 and 2011 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $697 and $1,458, respectively.

At July 31, 2012, we had forward contracts outstanding with notional amounts totaling $5,901 in the Canadian Dollar. These contracts have been designated as cash flow hedges, and the unrealized gains of $43, net of tax, as of July 31, 2012 on these contracts are reported in accumulated other comprehensive income (loss). No significant cash flow hedges were outstanding for periods prior to fiscal year 2012. Realized gains and losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. We expect all contracts to settle in the first two quarters of the year the fiscal year ended July 31, 2013, which we refer to as fiscal year 2013 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

We place our cash and cash equivalents in high quality financial instruments and, by policy, limit the amount of credit exposure to any one financial institution. Our cash includes cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as held to maturity. Total net interest income for fiscal year 2012 was $532. A 10% change in interest income or interest rate would not have a material impact on the fair value of our portfolio or on future earnings.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Part IV, Item 15 in this Annual Report on Form 10-K and are included at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that its files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2012, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of July 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of July 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will furnish to the SEC a definitive proxy statement for our 2013 Annual Meeting of Stockholders not later than 120 days after the close of fiscal year 2012, which we refer to as the Proxy Statement. Certain information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Proposal 1 – Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)
	1.	Financial Statements
		Report of Independent Registered Public Accounting Firm	51
		Consolidated Balance Sheets at July 31, 2012 and 2011	52
		Consolidated Statements of Operations for the years ended July 31, 2012, 2011, and 2010	53
		Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2012, 2011, and 2010	54
		Consolidated Statements of Cash Flows for the years ended July 31, 2012, 2011, and 2010	55
		Notes to Consolidated Financial Statements	56
	2.	Financial Statement Schedule II — Valuation and Qualifying Accounts	94
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

ANALOGIC CORPORATION

	By	/s/ JAMES W. GREEN
Date: October 4, 2012		James W. Green President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES. W. GREEN James W. Green	President and Chief Executive Officer (Principal Executive Officer) and Director	October 4, 2012

/S/ MICHAEL L. LEVITZ Michael L. Levitz	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	October 4, 2012

/S/ GINA R. CONSYLMAN Gina R. Consylman	Vice President - Corporate Controller (Principal Accounting Officer)	October 4, 2012

/S/ EDWARD F. VOBORIL Edward F. Voboril	Chairman of the Board	October 4, 2012

/S/ BERNARD C. BAILEY Bernard C. Bailey	Director	October 4, 2012

/S/ JEFFREY P. BLACK Jeffrey P. Black	Director	October 4, 2012

/S/ JAMES J. JUDGE James J. Judge	Director	October 4, 2012

/S/ KEVIN C. MELIA Kevin C. Melia	Director	October 4, 2012

/S/ MICHAEL T. MODIC Michael T. Modic	Director	October 4, 2012

/S/ FRED B. PARKS Fred B. Parks	Director	October 4, 2012

/S/ SOPHIE V. VANDEBROEK Sophie V. Vandebroek	Director	October 4, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Analogic Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2012 and July 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts

October 4, 2012

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$187,011	$169,656
Accounts receivable, net of allowance for doubtful accounts of $344 and $599 as of July 31, 2012 and 2011, respectively	96,117	88,558
Inventories	108,944	105,483
Refundable and deferred income taxes	9,786	9,677
Other current assets	6,937	9,839

Total current assets	408,795	383,213

Property, plant, and equipment, net	96,769	83,157
Capitalized software, net	192	1,594
Intangible assets, net	34,340	37,403
Goodwill	1,849	1,849
Other assets	5,302	6,117
Deferred income taxes	10,749	8,219

Total Assets	$557,996	$521,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,200	$37,478
Accrued liabilities	41,746	41,438
Advance payments and deferred revenue	14,323	9,249
Accrued income taxes	5,670	661

Total current liabilities	99,939	88,826

Long-term liabilities:
Accrued income taxes	4,675	5,322
Other long-term liabilities	7,063	3,932

Total long-term liabilities	11,738	9,254

Commitments, guarantees, and contingencies (Notes 12 and 13)

Stockholders’ equity:
Common stock, $.05 par value; 30,000,000 shares authorized and 12,162,724 shares issued and outstanding as of July 31, 2012; 30,000,000 shares authorized and 12,535,007 shares issued and outstanding as of July 31, 2011	608	627
Capital in excess of par value	100,222	85,407
Retained earnings	343,186	325,941
Accumulated other comprehensive income	2,303	11,497

Total stockholders’ equity	446,319	423,472

Total Liabilities and Stockholders’ Equity	$557,996	$521,552

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended July 31,
	2012	2011	2010
Net revenue:
Product	$494,675	$447,622	$393,765
Engineering	21,896	25,973	21,048

Total net revenue	516,571	473,595	414,813

Cost of sales:
Product	302,288	278,153	248,350
Engineering	21,099	22,479	18,566

Total cost of sales	323,387	300,632	266,916

Gross profit	193,184	172,963	147,897

Operating expenses:
Research and product development	57,230	63,125	49,150
Selling and marketing	44,238	41,413	36,793
General and administrative	51,753	40,623	39,944
Restructuring	—	7,066	690

Total operating expenses	153,221	152,227	126,577

Income from operations	39,963	20,736	21,320

Other income (expense):
Interest income, net	532	711	633
Gain on sale of other investments	2,500	—	—
Other, net	1,204	(515)	(486)

Total other income, net	4,236	196	147

Income from continuing operations before income taxes	44,199	20,932	21,467
Provision for income taxes	1,128	4,312	5,668

Income from continuing operations	43,071	16,620	15,799
Income (loss) from discontinued operations (net of income tax provision of $168 for fiscal year 2011 and an income tax benefit of $66 for fiscal year 2010.)	—	289	(244)
Gain on disposal of discontinued operations (net of income tax provision of $505)	—	924	—

Net income	$43,071	$17,833	$15,555

Basic net income (loss) per share:

Income from continuing operations	$3.51	$1.33	$1.26
Income (loss) from discontinued operations, net of tax	—	0.02	(0.02)
Gain on disposal of discontinued operations, net of tax	—	0.08	—

Basic net income per share	$3.51	$1.43	$1.24

Diluted net income (loss) per share:

Income from continuing operations	$3.42	$1.33	$1.25
Income (loss) from discontinued operations, net of tax	—	0.02	(0.02)
Gain on disposal of discontinued operations, net of tax	—	0.07	—

Diluted net income per share	$3.42	$1.42	$1.23

Weighted average shares outstanding:
Basic	12,265	12,491	12,584
Diluted	12,576	12,572	12,655

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended July 31, 2012, 2011, and 2010

(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, July 31, 2009	12,808,734	$640	$70,704	$316,079	$10,096	$397,519
Shares issued for:
Stock options exercised	17,883	1	691	—	—	692
Restricted stock grants and cancellations, net	46,974	4	(304)	—	—	(300)
Stock purchase plan	11,117	—	350	—	—	350
Tax provision for share-based compensation	—	—	(147)	—	—	(147)
Share-based compensation expense	—	—	5,791	—	—	5,791
Dividends paid ($0.40 per share)	—	—	—	(5,044)	—	(5,044)
Comprehensive income:
Net income for the year	—	—	—	15,555	—	15,555
Actuarial loss on pension plan (net of tax provision of $90)	—	—	—	—	(191)	(191)
Translation adjustments (net of tax provision of $508)	—	—	—	—	(5,183)	(5,183)

Total comprehensive income						10,181

Balance, July 31, 2010	12,884,708	645	77,085	326,590	4,722	409,042
Shares issued for:
Stock options exercised	26,173	1	1,121	—	—	1,122
Stock grants and vesting of restricted stock units	14,079	1	392	—	—	393
Restricted stock cancellations and shares traded for taxes	(98,585)	(5)	(1,169)	—	—	(1,174)
Stock purchase plan	8,921	—	368	—	—	368
Tax provision for share-based compensation	—	—	(184)	—	—	(184)
Share-based compensation expense	—	—	9,638	—	—	9,638
Repurchase of common stock	(300,289)	(15)	(1,844)	(13,328)	—	(15,187)
Dividends paid ($0.40 per share)	—	—	—	(5,154)	—	(5,154)
Comprehensive income:
Net income for the year	—	—	—	17,833	—	17,833
Actuarial loss on pension plan (net of tax benefit of $395)	—	—	—	—	(793)	(793)
Translation adjustments (net of tax benefit of $34)	—	—	—	—	7,568	7,568

Total comprehensive income						24,608

Balance, July 31, 2011	12,535,007	627	85,407	325,941	11,497	423,472
Shares issued for:
Stock options exercised	35,922	2	1,624	—	—	1,626
Stock grants and vesting of restricted stock units	53,094	2	2,475	—	—	2,477
Restricted stock cancellations and shares traded for taxes	(45,075)	(2)	(471)	—	—	(473)
Stock purchase plan	7,757	—	375	—	—	375
Tax benefit for share-based compensation	—	—	67	—	—	67
Share-based compensation expense	—	—	13,396	—	—	13,396
Repurchase of common stock	(423,981)	(21)	(2,651)	(20,588)	—	(23,260)
Dividends paid ($0.40 per share)	—	—	—	(5,238)	—	(5,238)
Comprehensive income:
Net income for the year	—	—	—	43,071	—	43,071
Unrealized gain on foreign currency forward contracts (net of tax provision of $24)	—	—	—	—	43	43
Actuarial loss on pension plan (net of tax benefit of $885)	—	—	—	—	(1,632)	(1,632)
Translation adjustments (net of tax benefit of $506)	—	—	—	—	(7,605)	(7,605)

Total comprehensive income						33,877

Balance, July 31, 2012	12,162,724	$608	$100,222	$343,186	$2,303	$446,319

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended July 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$43,071	$17,833	$15,555
Less:
Income (loss) from discontinued operations	—	289	(244)
Gain on disposal of discontinued operations	—	924	—

Income from continuing operations	43,071	16,620	15,799

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Benefit from deferred income taxes	(3,050)	(1,674)	(2,216)
Depreciation and amortization	17,775	17,798	16,814
Allowance for doubtful accounts	200	26	112
Fair value adjustment of contingent consideration	120	—	—
Net (gain) loss on sale of property, plant, and equipment	(14)	170	26
Gain on sale of other investments	(2,500)	—	—
Bargain purchase gain	—	(1,042)	—
Share-based compensation expense	13,396	9,638	5,791
Excess tax provision for share-based compensation	(184)	132	146
Net changes in operating assets and liabilities, net of acquired business (Note 18)	4,896	(11,440)	(10,123)

NET CASH PROVIDED BY CONTINUING OPERATIONS FOR OPERATING ACTIVITIES	73,710	30,228	26,349
NET CASH (USED BY) PROVIDED BY DISCONTINUED OPERATIONS FOR OPERATING ACTIVITIES	—	(335)	768

NET CASH PROVIDED BY OPERATING ACTIVITIES	73,710	29,893	27,117

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net	—	10,467	—
Acquisition of business	—	(346)	—
Additions to property, plant, and equipment	(30,606)	(22,430)	(9,300)
Investments in and advances to affiliated companies	—	—	(1,920)
Capitalized software development costs	—	—	(461)
Maturities of short-term held-to-maturity marketable securities	—	—	40,438
Proceeds from the sale of other investments	2,500	—	—
Proceeds from the sale of property, plant, and equipment and other assets	207	1,323	249

NET CASH (USED BY) PROVIDED BY CONTINUING OPERATIONS FOR INVESTING ACTIVITIES	(27,899)	(10,986)	29,006
NET CASH USED BY DISCONTINUED OPERATIONS FOR INVESTING ACTIVITIES	—	—	(107)

NET CASH (USED BY) PROVIDED FOR INVESTING ACTIVITIES	(27,899)	(10,986)	28,899

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	1,529	321	670
Excess tax provision for share-based compensation	184	(132)	(146)
Purchase of common stock	(23,260)	(15,187)	—
Dividends paid to shareholders	(4,980)	(5,154)	(5,044)

NET CASH USED FOR FINANCING ACTIVITIES	(26,527)	(20,152)	(4,520)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,929)	1,647	(2,097)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,355	402	49,399

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,656	169,254	119,855

CASH AND CASH EQUIVALENTS, END OF PERIOD	$187,011	$169,656	$169,254

Supplemental disclosures of cash flow information:
Refunds received (cash paid) for income taxes, net	$11,224	$8,643	$(3,183)

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Summary of business operations and significant accounting policies:

Business operations:

Analogic is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to original equipment manufacturers, or OEMs, and end users primarily in the healthcare and airport security markets. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are recognized worldwide for advancing state-of-the-art technology in the areas of medical computed tomography, or CT, ultrasound, magnetic resonance imaging, or MRI, digital mammography, and CT-based automated explosive detection systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into clinical end-user markets through our direct worldwide sales force under the brand name B-K Medical.

The Company reports its financial condition and results of operations on a fiscal year basis ending on July 31st of each year.

Significant accounting policies:

(a) Principles of consolidation:

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10 to 50 percent, for which the Company exercises significant influence over the investee’s operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method. All intercompany accounts and transactions have been eliminated.

(b) Inventories:

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycle, and changes in technology. A variety of methodologies are used to determine the amount of inventory write-downs necessary for excess and obsolete inventory. The write-downs are based upon the age of the inventory, lower of cost or market, along with other significant management judgments concerning future demands for the inventory. Once write-downs are recorded, they are not subsequently reversed.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life.

Property, plant, and equipment consisted of the following:

	Estimated Useful Lives (Years)	July 31,
		2012	2011
Property, plant, and equipment:
Land and land improvements	N/A	$7,209	$6,457
Building and improvements	35 to 40	74,954	58,276
Leasehold and capital lease improvements	lesser of useful life or the lease term	11,147	11,371
Manufacturing and engineering equipment	4 to 7	82,380	80,261
Furniture, fixtures, and computer equipment	3 to 7	17,478	16,119
Motor vehicles	3 to 5	1,405	1,872

		194,573	174,356
Less accumulated depreciation and amortization		(97,804)	(91,199)

		$96,769	$83,157

Total depreciation of property, plant, and equipment was $13,439, $12,770, and $11,962 for fiscal years 2012, 2011, and 2010, respectively. The Company did not capitalize any interest in fiscal years 2012, 2011, or 2010.

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

The Company’s transactions sometimes involve multiple elements (i.e., products and services). The Company does not generally recognize revenue for its product sales under industry specific software accounting

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

guidance since its products contain both software and non-software components that function together to deliver the tangible product’s essential functionality. At the inception of an agreement, the Company allocates arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on its relative selling price. The Company determines selling price using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses estimated selling price (“ESP”). The Company generally expects that it will not be able to establish TPE due to the nature of the markets in which the Company competes, and, as such, the Company typically will determine selling price using VSOE or if not available, ESP.

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

If the Company is unable to establish selling price using VSOE or TPE, and the order was received or materially modified after July 31, 2009, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact if the product or service were sold by the Company on a standalone basis.

The Company’s determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts and the Company’s ongoing pricing strategy and policies.

The Company determines ESP for deliverables in future agreements based on the specific facts and circumstances of the arrangement. The Company analyzes the selling prices used in its allocation of arrangement consideration at least annually. Selling prices are analyzed on a more frequent basis if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

Maintenance or service revenues are recognized ratably over the term of the contract.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

(f) Derivative Instruments and Hedging Activities

The Company recognizes all derivative instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction. The Company classifies the cash flows from these instruments in the same category as the cash flows from the hedged items. The Company does not enter into derivative transactions for trading or speculative purposes.

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

(g) Research and development and capitalized software development costs:

Research and product development costs are expensed as incurred and include primarily engineering salaries, incentive compensation, including share-based compensation, overhead and materials used in connection with research and product development activities. Research and product development costs related to non-recurring engineering projects funded by customers are included within engineering cost of sales if the project is accounted for under the percentage of completion method or under the completed contract method.

Software development costs incurred subsequent to establishing technological feasibility are capitalized through the general release of the products that contain the embedded software elements. Technological feasibility is demonstrated by the completion of a detailed program design. Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense of software development expense was $1,273, $1,940, and $1,921 in fiscal years 2012, 2011, and 2010, respectively, and is included in product cost of sales. The unamortized balance of capitalized software was $192 and $1,594 at July 31, 2012 and 2011, respectively.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(h) Income taxes:

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

(i) Net income per share:

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and restricted stock.

(j) Cash and cash equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at acquisition date to be cash equivalents. Cash and cash equivalents amounted to $187,011 and $169,656 at July 31, 2012 and 2011, respectively.

(k) Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents not required for working capital purposes are placed primarily in short-term bank deposits that are 100% insured by the FDIC, money market funds, or demand notes of financial institutions or banks that meet stringent credit rating requirements or are collateralized by securities issued by the U.S. government or government agencies. The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users, and performs ongoing credit evaluations on its customers’ financial condition.

(l) Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include estimates of percentage of completion of contracts and the allocation of consideration in multiple-element arrangements; allowances for doubtful accounts receivable; inventory write-downs to reflect net realizable value; estimates used in the calculation and recognition of share-based compensation; accruals for product warranty; estimates of fair value of acquired assets and liabilities; estimate for goodwill and indefinite lived intangible asset impairment testing; valuation allowances against deferred tax assets; and other liabilities. Actual results could differ from those estimates.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(m) Comprehensive income:

Components of comprehensive income include net income and certain transactions that have generally been reported in the Consolidated Statements of Changes in Stockholders’ Equity. Other comprehensive income consists of reported foreign currency translation gains and losses (net of taxes), actuarial gains and losses on pension plan assets (net of taxes), and changes in the unrealized value on foreign currency forward contracts (net of taxes). The components of accumulated other comprehensive income in stockholders’ equity at July 31, 2012 and 2011 were as follows:

	July 31,
	2012	2011
Pension adjustment, net of tax	$(4,711)	$(3,079)
Unrealized gains on foreign currency forward contracts, net of tax	43	—
Foreign currency translation adjustment, net of tax	6,971	14,576

Total	$2,303	$11,497

(n) Share-Based Compensation:

The Company accounts for share-based compensation expense for equity instruments exchanged for employee and director services. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company estimates the fair value of stock options using the Black-Scholes valuation model and the fair value of the Company’s restricted stock awards, which include shares of restricted stock and restricted stock units, based on the quoted market price of its common stock or the use of a Monte-Carlo Simulation Model. For time or service-based awards, the Company recognizes the associated share-based compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on the vesting dates to reflect actual forfeitures. For performance-based awards with an earnings per share related target, management evaluates the probability of meeting the performance criteria at each balance sheet date and if probable, related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period.

Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. For performance-based awards with a market condition related target, related compensation cost is amortized over the performance period on a straight-line basis, net of estimated forfeitures, regardless of how many are ultimately earned.

(o) Fair value of financial instruments:

The carrying amounts of cash equivalents and receivables approximate fair value due to their short-term nature. The fair values of marketable securities, if any, are estimated based on quoted market price for these securities. The Company did not have any marketable securities at July 31, 2012 and 2011.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(p) Impairment of long-lived assets:

The Company evaluates the recoverability of its long-lived assets, recognizing the impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis or the market value. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset group as compared to the recorded value of the asset group.

(q) Segment information:

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

(r) Translation of foreign currencies:

The assets and liabilities of the Company’s foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the Consolidated Balance Sheet. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than of the entities primary functional currency), excluding long-term intercompany receivables, payables, and investments, are included in operations in the period in which they occur and are reflected in the results of operations under the caption (“Other, net”). The Company had foreign exchange gains (losses) included within the Consolidated Statement of Operations totaling $668, ($678), and ($612) in fiscal years 2012, 2011, and 2010, respectively.

(s) Business Combinations:

In accordance with the acquisition method of accounting, the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. Costs to acquire the business prior to August 1, 2009, including transaction costs, were allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any excess of the fair value of assets acquired over the purchase price is recorded as a bargain purchase gain in general and administrative expenses.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(t) Intangible assets and goodwill:

Intangible assets consist of intellectual property, licenses, capitalized software, and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, backlog, and developed technology. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on the Company’s results of operations.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Not yet effective

Presentation of Comprehensive Income

In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for annual periods beginning after December 15, 2011, and annual and interim periods thereafter. The update is applied retrospectively, and early adoption is permitted. Subsequently, in December 2011, the FASB issued guidance which defers only those changes that relate to the presentation of reclassification adjustments. This guidance was effective for the Company on August 1, 2012, and did not have any impact on its financial position, results of operations, or cash flows.

Testing indefinite-lived intangible assets for impairment

In July 2012, the FASB issued an update regarding testing indefinite-lived intangible assets for impairment. This update gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for us on August 1, 2013, and is not expected to have a material impact on our financial position, results of operations, or cash flows.

(v) Reclassifications and Revisions to Prior Period Financial Statements:

Certain financial statement items have been reclassified to conform to the current period presentation. In addition, during the third quarter of fiscal year 2012, the Company identified certain amounts totaling $620 recorded within “Effect of exchange rate on cash” in its unaudited condensed Consolidated Statements of Cash Flows for the first two quarters of fiscal year 2012 that should be classified primarily within cash flow from operating activities. The Company also identified certain amounts totaling $1,685 recorded within “Effect of exchange rate on cash” in its audited Consolidated Statements of Cash Flows of fiscal year 2011 and the related quarterly periods that should be classified primarily within cash flow from operating activities. The Company determined that this error in classification was not material to its audited Consolidated Statement of Cash Flows for fiscal year 2011 and its unaudited condensed consolidated statement of cash flows for each quarter in fiscal years 2012 and 2011. The Company corrected the unaudited Condensed Consolidated Statement of Cash Flows with the appropriate classification for fiscal year 2011 within this Form 10-K. In future quarterly and annual filings, the Company will revise the amounts related to prior periods to correct for the identified errors, which will result in the following:

(i) increase in “Effect Of Exchange Rate Changes On Cash” of $910 with a corresponding decrease in the “Net Cash Provided by Operating Activities” of $910 in the three months ended October 31, 2011;

(ii) increase in “Effect Of Exchange Rate Changes On Cash” of $620 with corresponding decreases in the “Net Cash Provided by Operating Activities” and “Net Cash Used For Financing Activities” of $654 and $34, respectively, in the six months ended January 31, 2012.

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

Revenues and net income (loss) for the hotel business for fiscal years 2011 and 2010 were as follows:

	Year Ended July 31,
	2011	2010
Total net revenue	$2,906	$8,784
Net income (loss)	289	(244)

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Share-based compensation expense:

The following table presents share-based compensation expenses for continuing operations included in the Company’s Consolidated Statements of Operations for fiscal years 2012, 2011, and 2010:

	Year Ended July 31,
	2012	2011	2010
Cost of product sales	$802	$570	$445
Cost of engineering sales	1,134	—	—
Research and product development	2,680	3,181	1,558
Selling and marketing	1,686	1,110	657
General and administrative	7,094	4,777	3,131

Share-based compensation expense before tax	$13,396	$9,638	$5,791

The Company recognized compensation expense on awards with performance-based awards with earnings per share (“EPS”)-related and total shareholder return (“TSR”)-related conditions along with time-based stock option and restricted stock award conditions as follows:

	Year Ended July 31,
	2012	2011	2010
Peformance based EPS-related condition awards	$7,204	$3,573	$896
Performance based TSR-related condition awards	3,648	2,978	976

Total performance award expense	10,852	6,551	1,872
Time based stock options and restricted stock awards	2,544	3,087	3,919

Total share-based compensation expense before tax	$13,396	$9,638	$5,791

Stock Incentive Plans

On January 29, 2010, the Company’s stockholders approved a new share-based compensation plan named the “2009 Stock Incentive Plan”. Under the Company’s 2009 Stock Incentive Plan, up to 1,600,000 shares of the Company’s common stock, $.05 par value per share, may be awarded to employees. Awards may be in the form of stock options, stock appreciation rights (“SARs”), shares of restricted stock, restricted stock units or other stock-based awards. Stock options granted under the 2009 Stock Incentive Plan may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant. Options may not be granted for a term in excess of ten years. Except in certain circumstances, options that vest based on continued service of the option recipient may not vest earlier than one year from the date of grant. SARs granted under the 2009 Stock Incentive Plan must have a measurement price not less than 100% of the fair market value on the date of grant. SARs may not be granted for a term in excess of ten years. Restricted stock may be granted subject to the Company’s right to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture if such shares are issued at no cost) from the recipient in the event that conditions of the grant are not satisfied prior to the end of the restriction period. Such conditions may include the achievement of performance goals or continued service with the Company. Except in certain circumstances, restricted stock that vests solely based on the passage of time will not vest prior to the first anniversary of the date of grant, be no more than one-third vested prior to the second anniversary of the date of grant, and be no more than two-thirds vested prior to the third anniversary of the date of grant. This plan was amended on January 23, 2012 to, among other things, increase the number of shares available for issuance under the plan to 2,200,000 and allow directors to participate in the plan.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On January 28, 2008, the Company’s stockholders approved a new share-based director compensation plan for the non-employee members of the Company’s Board of Directors (the “Board”) named the “Analogic Corporation Non-Employee Director Stock Plan” (the “Director Plan”). Under the Company’s Director Plan, up to 100,000 shares of the Company’s common stock, $.05 par value per share, may be awarded to directors. During fiscal years 2012, 2011, and 2010 the Company granted shares of 37,107, 3,492, and 2,325, respectively, under this plan. The Director Plan provides for an Annual Share Retainer to be granted to each participant on each February 1. The Annual Share Retainer for calendar years 2012, 2011, and 2010 had a value of $70, $55, $35, respectively. Each participant may elect to receive some or all of (i) his or her Annual Share Retainer for a given calendar year or (ii) his or her Annual Cash Retainer (which consists of the annual base cash compensation he or she receives for service on the Board and on any committees of the Board, and, if applicable, all other compensation received for service as Chairman of the Board and as a Committee Chairman) in the form of “Deferred Stock Units”, as elected by the participant no later than December 15 of the preceding calendar year. This plan was amended on January 23, 2012 to, among other things, have the payment of all outstanding Deferred Stock Units and any future Deferred Stock Units made in common stock instead of cash and that any future dividends earned on Deferred Stock Units be paid in cash instead of additional Deferred Stock Units. The total number of deferred stock units outstanding at July 31, 2012 and 2011 were 28,981 and 25,419, respectively.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s outstanding stock options granted during fiscal years 2012, 2011, and 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2012, 2011, and 2010 as follows:

	Year Ended July 31,
	2012	2011	2010
Expected option term (1)	5.32 years	4.74 years	4.84 years
Expected volatility factor (2)	42%	43%	43%
Risk-free interest rate (3)	0.95%	1.18%	2.20%
Expected annual dividend yield (4)	0.9%	1.0%	1.0%

(1)	The option life was determined by estimating the expected option life, using historical data.
(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the most recent five years, which approximates the expected option life of the grant.
(3)	The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

At July 31, 2012 and July 31, 2011, the Company had target performance contingent restricted stock awards outstanding of 451,450 and 447,244, respectively. These awards, which are in the form of restricted stock shares and units, vest if specific pre-established levels of performance have been achieved at the end of a three-year performance cycle. The three year performance cycles for awards outstanding at July 31, 2012 end on July 31, 2013 and 2014. The three year performance cycles for awards outstanding at July 31, 2011 ended or will end on July 31, 2012, 2013, and 2014. The actual number of shares/units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award. The Company grants performance awards with either an EPS related performance condition or a TSR as determined against a specified

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

peer group condition. As of July 31, 2012, of the 451,450 restricted shares/units outstanding, 250,891 had an EPS related performance condition and 200,559 had a TSR related performance condition.

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

For awards with a TSR-related condition, the Company recognizes compensation expense on a straight-line basis, net of estimated forfeitures, over an average derived service period of 2.7 years for the awards granted in fiscal years 2010, 2011, and 2012. The weighted average grant date fair values of awards granted with a TSR-related condition was $97.31, $54.27, and $47.47 per share in fiscal years 2012, 2011, and 2010 respectively. The fair value of awards with a TSR-related condition at date of grant was estimated using a Monte-Carlo Simulation model with the following assumptions:

	Year Ended July 31,
	2012	2011	2010
Stock Price (1)	$57.81	$41.96	$40.06
Expected volatility factor (2)	29%	49%	51%
Risk-free interest rate (3)	0.33%	0.73%	1.19%
Expected annual dividend yield (4)	0.0%	0.0%	0.0%

(1)	The stock price is the weighted average closing price of the Company’s common stock on the dates of grant.
(2)	The stock volatility for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair value of each option granted under the employee stock purchase plan was estimated on the expected grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2012	2011	2010
Expected option term	.5 years	.5 years	.5 years
Expected volatility factor	42%	42%	50%
Risk-free interest rate	0.79%	0.27%	2.58%
Expected annual dividend yield	1.0%	1.0%	1.1%

At July 31, 2012, 989,093 shares were reserved for grant under the above stock option, bonus and purchase plans.

The following table sets forth the stock option and restricted stock awards transactions for fiscal year 2012:

	Stock Options Outstanding				Time-Based Unvested Restricted Stock Awards		Performance-Based Unvested Restricted Contingent Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/Units (1)	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2011	274,522	$55.18	4.34	$1,466	51,800	$44.90	447,244	$46.95
Granted	132,333	47.09			109,338	51.11	76,084	77.54
Exercised	(35,922)	46.79
Vesting of restricted stock	—	—			(29,811)	53.59	(9,665)	45.98
Cancelled (forfeited and expired)	(29,439)	46.59			(8,256)	43.66	(62,213)	45.87

Outstanding at July 31, 2012	341,494	53.67	4.57	3,708	123,071	48.40	451,450	52.29
Options vested or expected to vest at July 31, 2012 (2)	329,147	53.92	4.53	3,576
Options exercisable at July 31, 2012	198,984	58.61	3.36	1,315

(1)	The number of performance-based unvested restricted stock awards is shown in this table at target. As of July 31, 2012, the maximum number of performance-based unvested restricted stock awards available to be earned is 902,900.
(2)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

The weighted average fair value of stock options granted during fiscal years 2012, 2011, and 2010 were $16.71, $15.42, and, $15.39 per share, respectively.

During fiscal years 2012, 2011, and 2010, the total intrinsic value of options exercised (i.e., the difference between the market price and the price paid by the employee to exercise the options) was $489, $195, and $80, respectively, and the total amount of cash received from the exercise of these options was $1,891, $1,122, and

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

$693, respectively. The total fair value of restricted stock grants that vested during fiscal years 2012, 2011, and 2010 was $1,867, $4,138, and $1,379, respectively.

As of July 31, 2012, there was $12,751 of total unrecognized compensation cost, which assumes target performance for the performance based EPS–related condition awards, related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock bonus plans. That cost is expected to be recognized over a weighted-average period of 1.72 years. The Company amortizes share-based compensation on the straight-line method with the exception of performance contingent restricted stock.

The actual tax benefit realized for the tax deductions from option exercises totaled $26, $49, and $28 for fiscal years 2012, 2011, and 2010, respectively.

4. Business combination

On November 19, 2010, the Company acquired certain assets of an OEM ultrasound transducer and probe business. The acquisition was undertaken by the Company in order to increase its market share in the transducer and probe business, expand its relationships with a major customer, and expand its product portfolio. The acquisition resulted in a bargain purchase as the seller was motivated to sell the assets of the transducer and probe business since they were not a core part of the seller’s business. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a bargain purchase gain fiscal year 2011.

The results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s audited Consolidated Financial Statements beginning November 19, 2010.

The total purchase consideration was expected to be approximately $686 in cash, of which approximately $346 was paid at the closing. The purchase consideration also included contingent consideration of $340, which represents the fair value of future cash payments expected to be made by the Company based on the sale of certain acquired products over a two year period commencing on November 1, 2010. The Company estimated the contingent consideration based on probability weighted expected future cash flows, and it is included in the audited Consolidated Balance Sheet at July 31, 2012 under accrued liabilities and July 31, 2011 under other long-term liabilities. These cash flows were discounted at a rate of approximately 22.1%. The contingent consideration is marked to market at the end of each fiscal quarter. During fiscal year 2012, the fair value of the contingent consideration was increased by $120 to $460 at July 31, 2012. Acquisition-related costs were insignificant.

The final fair value allocated to each of the major classes of tangible and identifiable intangible assets acquired on November 19, 2010 and the bargain purchase gain recorded in general and administrative expenses in the audited Consolidated Statements of Operations were computed as follows:

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

The Company’s results would not have been materially different from its reported results had the acquisition occurred at the beginning of fiscal years 2011 or 2010.

5. Restructuring charges:

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes accrued restructuring costs activity from July 31, 2009 through July 31, 2012:

	Involuntary Employee Severance	Facility Exit Costs	Copley Acquisition	Total
Balance at July 31, 2009	$2,728	$1,058	$26	$3,812
Restructuring charge	764	420	—	1,184
Adjustments	(494)	—	—	(494)
Cash payments	(2,854)	(756)	(26)	(3,636)
Foreign exchange	9	—	—	9

Balance at July 31, 2010	153	722	—	875
Restructuring charge	7,147	—	—	7,147
Adjustments	(134)	53	—	(81)
Cash payments	(2,212)	(620)	—	(2,832)
Foreign exchange	81	—	—	81

Balance at July 31, 2011	5,035	155	—	5,190
Cash payments	(4,560)	(155)	—	(4,715)
Foreign exchange	(198)	—	—	(198)

Balance at July 31, 2012	$277	$—	$—	$277

The cash expenditures remaining to be paid as of July 31, 2012 for employee severance will be paid within the next three months.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the computation of basic and diluted net income per share for fiscal years 2012, 2011, and 2010:

	(In thousands, except per share data)
	Year Ended July, 31
	2012	2011	2010
Income from continuing operations	$43,071	$16,620	$15,799
Income (loss) from discontinued operations, net of tax	—	289	(244)
Gain on disposal of discontinued operations, net of tax	—	924	—

Net income	$43,071	$17,833	$15,555

Weighted average number of common shares outstanding-basic	12,265	12,491	12,584
Effect of dilutive securities:
Stock options and restricted stock awards	311	81	71

Weighted average number of common shares outstanding-diluted	12,576	12,572	12,655

Basic net income (loss) per share:

Income from continuing operations	$3.51	$1.33	$1.26
Income (loss) from discontinued operations, net of tax	—	0.02	(0.02)
Gain on disposal of discontinued operations, net of tax	—	0.08	—

Basic net income per share	$3.51	$1.43	$1.24

Diluted net income (loss) per share:

Income from continuing operations	$3.42	$1.33	$1.25
Income (loss) from discontinued operations, net of tax	—	0.02	(0.02)
Gain on disposal of discontinued operations, net of tax	—	0.07	—

Diluted net income per share	$3.42	$1.42	$1.23

Anti-dilutive shares related to outstanding stock options and unvested restricted stock awards	212	204	344

Anti-dilutive shares related to outstanding stock options and restricted stock awards may become dilutive in future years.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Customers

The Company had three customers, as set forth in the table below, who accounted for 10% or more of the net revenue during fiscal years 2012, 2011, and 2010.

	Year Ended July 31,
	2012	2011	2010
Koninklijke Philips Electronics N.V. (“Philips”)	14%	13%	15%
L-3 Communications Corporation (“L-3”)	12%	*	*
Toshiba Corporation (“Toshiba”)	10%	11%	12%

Note	(*): Total net revenue was less than 10% in this fiscal year.

Philips’s and Toshiba’s revenue was in the Medical Imaging segment and L-3’s revenue was in the Security Technology segment.

Our ten largest customers as a group accounted for 68%, 64%, and 66% of our net product and engineering revenue for fiscal years 2012, 2011, and 2010, respectively. The loss of any one of these customers could have a material adverse effect on our business. Philips accounted for 13% and 17% of net accounts receivable at July 31, 2012 and 2011, respectively. GE accounted for 10% and 12% of net accounts receivable at July 31, 2012 and 2011, respectively. At July 31, 2012, L-3 accounted for 18% of net accounts receivable.

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

8. Derivative Instruments:

Certain of the Company’s foreign operations have revenues and/or expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, the Company uses forward contracts to lock in exchange rates associated with a portion of its forecasted international expenses.

At July 31, 2012, the Company had forward contracts outstanding with notional amounts totaling $5,901 in the Canadian Dollar. These contracts have been designated as cash flow hedges, and the unrealized gains of $43, net of tax, as of July 31, 2012 on these contracts are reported in accumulated other comprehensive income (loss). No significant cash flow hedges were outstanding for periods prior to fiscal year 2012. Realized gains and losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. The Company expects all contracts to settle in the first two quarters of fiscal year 2013 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

9. Fair value:

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset transaction between market participants

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company’s cash equivalents at July 31, 2012 and July 31, 2011 are comprised primarily of demand deposits and money market funds at highly rated financial institutions

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at July 31, 2012 and July 31, 2011:

	Fair Value Measurements at July 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$—	$14,590	$—	$14,590
Foreign currency forward contracts	66	—	—	66

Total assets	$66	$14,590	$—	$14,656

Contingent consideration	$—	$—	$460	$460

Total liabilities	$—	$—	$460	$460

	Fair Value Measurements at July 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$—	$9,600	$—	$9,600

Total assets	$—	$9,600	$—	$9,600

Contingent consideration	$—	$—	$340	$340

Total liabilities	$—	$—	$340	$340

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10. Balance sheet information:

Additional information for certain balance sheet accounts is as follows for the years ended:

	July 31,
	2012	2011
Accounts receivable, net of allowance:
Billed	$91,143	$81,314
Unbilled (A)	4,974	7,244

	$96,117	$88,558

Inventories:
Raw materials	$73,657	$75,434
Work-in-process	9,994	10,544
Finished goods	25,293	19,505

	$108,944	$105,483

Accrued liabilities:
Accrued employee compensation and benefits	$25,153	$21,521
Accrued restructuring charges	277	5,190
Accrued warranty	5,634	5,174
Other	10,682	9,553

	$41,746	$41,438

Advance payments and deferred revenue:
Deferred revenue (B)	$11,551	$7,380
Customer deposits	2,772	1,869

	$14,323	$9,249

(A)	Total unbilled receivables at July 31, 2012 and 2011 were $7,653 and $11,617, respectively. At July 31, 2012 and 2011, the long-term portion of unbilled receivables of $2,678 and $4,373, respectively, was included in non-current other assets.

(B)	Total deferred revenue at July 31, 2012 and 2011 was $12,267 and $8,289, respectively. At July 31, 2012 and 2011, the long-term portion of deferred revenue of $716 and $909, respectively, was included in non-current other liabilities.

11. Goodwill and other intangible assets:

The carrying amount of the goodwill at July 31, 2012 and July 31, 2011 was $1,849. The Company has no accumulated impairment losses related to this goodwill.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, a trade name, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the trade name and in-process research and development,

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

as they are considered to have an indefinite life, are 0.5 to 14 years. Intangible assets at July 31, 2012 and 2011 consisted of the following:

	July 31, 2012			July 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$12,191	$4,974	$7,217	$12,191	$3,762	$8,429
Customer relationships	25,440	7,824	17,616	25,440	5,973	19,467
Trade name	7,607	—	7,607	7,607	—	7,607
Backlog	70	70	—	70	70	—
In-process research and development	1,900	—	1,900	1,900	—	1,900

Total	$47,208	$12,868	$34,340	$47,208	$9,805	$37,403

Amortization expense related to acquired intangible assets was $3,063, $3,088, and $2,931 for fiscal years 2012, 2011, and 2010, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2013	$3,063
2014	3,063
2015	3,063
2016	2,975
2017	2,931

$15,095

In the second quarter of fiscal year 2012, the Company performed the first step of the two-step annual impairment test for its goodwill, tradename, and in-process research development. For goodwill, which is from the Company’s acquisition of Copley Controls in April 2008, the Company compared the fair value of the OEM reporting unit in the Medical Imaging segment, to its carrying value. The Company’s approach considered both the market approach and income approach. Equal weight was given to each approach. Under the market approach, the fair value of the reporting unit is based on trading multiples. In the market approach, the Company assumed a control premium of 15% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. The applied discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the reporting unit. The Company determined that the fair value of the reporting unit was more than the carrying value of the net assets of the reporting unit, and thus it was not necessary for the Company to perform step two of the impairment test for the goodwill.

For the tradename, the Company compared the fair value of the Copley tradename using the relief from royalty approach to its carrying value during the second quarter of fiscal year 2012. The relief from royalty approach utilized an after-tax royalty rate and a discount rate. The after-tax royalty rate was determined based on royalty research and margin analysis while the discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

achieving forecasted sales for the Copley tradename. The Company determined that the fair value of the Copley tradename was more than its carrying value.

For the in-process research and development, the Company compared the fair value of the in-process research and development using the income approach to its carrying value during the second quarter of fiscal year 2012. The income approach utilized a discount rate, which was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales from the in-process research and development. The Company determined that the fair value of the in-process research and development was more than its carrying value. The Company expects to begin amortizing the in-process research and development over the product life cycle once production of the product begins, which is expected within the next nine to twenty-one months.

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

12. Commitments, guarantees, and contingencies:

Guarantees and Indemnification Obligations

The Company’s standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments the Company could be required to make under these indemnification provisions is, in some instances, unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is currently minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2012.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the Company’s product general warranty liability for the years then ended:

	July 31,
	2012	2011
Balance at the beginning of the period	$5,174	$6,103
Accrual	6,407	5,381
Settlements made in cash or in kind during the period	(5,947)	(6,310)

Balance at the end of the period	$5,634	$5,174

At July 31, 2012 and 2011, the Company had deferred revenue for product extended warranty contracts of $7,207 and $6,528, respectively.

Legal Claims

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of its business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to those matters currently pending against it and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s cash flows, results of operations, or financial position.

Revolving Credit Agreements

On October 11, 2011, the Company entered into a $100 million five-year, revolving credit agreement (“Credit Agreement”) with the financial institutions identified therein as lenders, which included Sovereign Bank, TD Bank, N.A., and HSBC Bank USA, National Association. The Credit Agreement is guaranteed by the Company’s material domestic subsidiaries as designated by the Company from time to time or as required under the Credit Agreement, and is supported by a pledge of 65% of the capital stock and equity equivalents of the Company’s principal international subsidiary. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at the Company’s option without penalty. The Credit Agreement replaces a $20,000 credit facility with Sovereign Bank which had been renewed annually since 2001 and was terminated in connection with the new facility.

Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of the facility can be increased under specified circumstances up to $150,000 in aggregate. The Company is the sole borrower under the Credit Agreement.

Interest rates on borrowings outstanding under the credit facility would range from 1.25% to 2.00% above the LIBOR rate, or, if the Company does not elect the LIBOR rate, from 0.00% to 1.00% above the defined base rate (which is the highest of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) one-month LIBOR plus 1%,, in each case based upon the Company’s leverage ratio. A quarterly commitment fee ranging from 0.20% to 0.35% per annum is applicable on the undrawn portion of the credit facility, based upon the Company’s leverage ratio.

The Credit Agreement limits the Company and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

At July 31, 2012, the Company’s leverage ratio was 0.006 and the Company’s interest coverage ratio was infinite as it had no attributable interest expense. As of July 31, 2012, the Company was in full compliance with all financial and operating covenants.

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

The Company also has approximately $4,000 in other revolving credit facilities with banks available for direct borrowings. The Company did not have any borrowing outstanding under credit facilities at July 31, 2012 and July 31, 2011.

Investigation Regarding the Company’s Danish Subsidiary

As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2011, the Company has identified transactions involving its Danish subsidiary, B-K Medical, and certain of its foreign distributors, with respect to which the Company has raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and its business policies. The Company has voluntarily disclosed this matter to the Danish government, the United States Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”), and are cooperating with an inquiry by the DOJ and SEC. The Company is unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with this matter. The Company has concluded that the identified transactions have been properly accounted for in its reported financial statements in all material respects. The Company has terminated the employment of B-K Medical employees that were involved in the transactions. The Company has wound down, or is in the process of winding down, its relationship with the B-K Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on B-K Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the B-K Medical distributors with whom the Company has decided to wind down B-K Medical’s relationship, represented less than 1% of the Company’s total revenue in fiscal year 2011 and less than 1.3% of the Company’s total revenue in fiscal year 2012. During fiscal year 2012, the Company incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,288 in connection with this matter.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Leases and other commitments:

Certain of the Company’s subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. The Company leases certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with the Company’s operating leases was approximately $2,154, $2,623, and $2,560 in fiscal years 2012, 2011, and 2010, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 2012:

Operating Leases
Fiscal Year
2013	$1,577
2014	1,309
2015	1,021
2016	843
2017	783
Thereafter	1,658

$7,191

At July 31, 2012, the Company had outstanding non-cancelable purchase orders aggregating to $62,517. The purchase orders are for manufacturing and non-manufacturing related goods and services.

14. Other income (expense):

Other income (expense) consists primarily of interest income on cash equivalents, gains on sale of other investments, and foreign exchange gains (losses).

The Company had foreign exchange gains (losses) totaling $668, ($678) and ($612) in fiscal years 2012, 2011 and 2010, respectively.

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

In fiscal years 2012, 2011, and 2010 the Company matched employee contributions up to 4% of eligible compensation. The Company’s contributions to the Plan totaled $2,900, $2,729, and $2,632, in fiscal years 2012, 2011, and 2010, respectively.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Defined Benefit Retirement Plan

The Company’s Canadian subsidiary, Analogic Canada Corporation, formerly known as ANRAD Corporation, sponsors a defined benefit retirement plan called the Anrad Retirement Plan (the “Anrad Plan”). The Anrad Plan provides benefits to employees based on a formula recognizing length of service and final average earnings. The measurement date used for the plan is July 31. The Company recognizes the periodic pension expense in its Consolidated Statement of Operations and the associated assets or liabilities on its Consolidated Balance Sheet.

The estimated net prior service cost, net transition asset, and net actuarial loss for the Anrad Plan that are expected to be amortized from stockholders’ equity into pension cost in fiscal year 2013 are $10, $27, and $359, respectively. Comparable amortized amounts of net prior service cost, net transition asset, and net actuarial loss in fiscal year 2012 were $10, $26, and $210, respectively.

Amounts Recognized in Accumulated Other Comprehensive Loss

	Year Ended July 31,
	2012	2011
Net actuarial loss	$(1,632)	$(793)

Net amount recognized	$(1,632)	$(793)

Net Periodic Benefit Cost

	Year Ended July 31,
	2012	2011	2010
Service cost	$1,077	$1,064	$982
Interest cost	576	523	392
Expected return on plan assets	(651)	(568)	(429)
Amortization of transition asset obligations	(26)	(28)	(25)
Amortization of prior service costs	10	10	9
Amortization of net actuarial loss recognized	210	184	174

Total cost	$1,196	$1,185	$1,103

Actuarial Assumptions

Actuarial assumptions for the Anrad Plan are described below. The discount rates at July 31 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The discount rate is based on high quality corporate bond spot rates with cash flows that match the timing and amount of expected benefit payments.

	July 31,
	2012	2011	2010
Discount rate	4.20%	4.90%	5.50%
Expected return on assets	6.00%	6.25%	6.25%
Salary increase	3.50%	3.75%	4.00%

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Funding Policy

The funding policy for the Anrad Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate. During fiscal years 2012, 2011, and 2010, the Company made contributions to the Anrad Plan of $1,068, $1,168, and $1,256, respectively, and made payments for benefits and administrative expenses of $107, $209, and $169, respectively. In fiscal year 2013, the Company expects to make contributions and payments for benefits and administrative expenses of $1,265 and $408, respectively.

Projected Benefit Obligation

	2012	2011
Balance at August 1	$12,546	$8,965
Current service cost	1,077	1,064
Foreign currency exchange (gain) loss	(535)	692
Interest cost	575	523
Net actuarial loss	2,147	1,266
Plan participant contributions	241	192
Benefit payments	(508)	(156)

Balance at July 31	$15,543	$12,546

Accumulated Benefit Obligation

ABO balances for the Anrad Plan were $7,743 and $5,952 at July 31, 2012 and 2011, respectively.

Fair Value of Plan Assets

	2012	2011
Balance at August 1	$10,536	$7,965
Actual return on plan assets	11	754
Employer contributions	1,068	1,168
Plan participant contributions	241	192
Benefits paid	(508)	(156)
Foreign currency exchange (gain) loss	(493)	613

Balance at July 31	$10,855	$10,536

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Plan Assets

The Anrad Plan assets are held in trust, as follows:

	July 31, 2012		July 31, 2011
	Target allocation	Actual allocation	Actual allocation
Equity securities	65.0%	65.6%	63.0%
Debt securities	35.0%	34.4%	37.0%

Total	100.0%	100.0%	100.0%

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

The fair value of the Anrad pension assets by asset category at July 31, 2012 and 2011 were as follows:

	Fair Value Measurements at July 31, 2012
Assets	Quoted Prices in Active Markets for Indentical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Mutual funds (a)	$—	$—	$10,855	$10,855

Total	$—	$—	$10,855	$10,855

	Fair Value Measurements at July 31, 2011
Assets	Quoted Prices in Active Markets for Indentical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Mutual funds (a)	$—	$—	$10,536	10,536

Total	$—	$—	$10,536	$10,536

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(a)	- This comprises units of segregated pooled funds with an insurance company. These funds have underlying values primarily derived from mutual funds that have debt and equity securities, which are traded on an active market based on the closing price of each trading day.

	Fair Value Measurements Using Signficant Unobservable Inputs (Level 3)
	July 31, 2012	July 31, 2011
Balance at beginning of fiscal year	$10,536	$7,965
Actual return on plan assets
Relating to assets still held at end of fiscal year	112	812
Relating to assets sold during the period	—	—
Purchases, sales, and settlements	700	1,146
Transfers in and/or out of Level 3	—	—
Foreign currency exchange gain/(loss)	(493)	613

Balance at end of fiscal year	$10,855	$10,536

Estimated Future Benefit Payments

Estimated future benefit payments under the Anrad Plan are as follows:

2013	2014	2015	2016	2017	2018-22
$ 302	$305	$324	$352	$362	$2,424

Funded Status

The amounted recognized on Company’s balance sheet for the Anrad Plan were as follows:

	July 31,
	2012	2011
Noncurrent liabilities	$(4,653)	$(2,010)

Net balance sheet asset (liability)	$(4,653)	$(2,010)

16. Income taxes:

A reconciliation of income taxes at the United States statutory rate to the effective tax rate follows:

	Year Ended July 31,
	2012	2011	2010
U.S. Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	-1%	-2%	-1%
Domestic production benefit	-2%	-2%	-2%
General business credit	-1%	-10%	-2%
Valuation allowance	1%	0%	3%
Effect of international operations	-3%	-3%	-4%
(Decrease) increase in tax reserves	-26%	5%	-3%
Other items, net	0%	-2%	0%

Effective tax rate	3%	21%	26%

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the provision (benefit) for income taxes on continuing operations are as follows:

	July 31,
	2012	2011	2010
Current income taxes (benefit):
Federal	$3,403	$5,461	$7,723
State	541	534	344
Foreign	232	(37)	(183)

	4,176	5,958	7,884

Deferred income taxes (benefit):
Federal	$(3,339)	(113)	(2,361)
State	25	167	107
Foreign	264	(1,700)	38

	(3,050)	(1,646)	(2,216)

	$1,126	$4,312	$5,668

Income from continuing operations before income taxes from domestic and foreign operations is as follows:

	July 31,
	2012	2011	2010
Domestic	$30,249	$15,676	$16,336
Foreign	13,950	5,256	5,131

	$44,199	$20,932	$21,467

Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	July 31,
	2012	2011
Depreciation related	$(5,299)	$(4,523)
Goodwill and intangibles	1,110	2,168
Compensation	14,233	9,863
Accruals and reserves	4,987	4,149
Comprehensive income	1,219	2,849
Net operating loss and credit carryforwards	7,140	6,730
Other	1,705	538

	$25,095	$21,774
Valuation allowance	(5,537)	(5,167)

Total deferred taxes	$19,558	$16,607

The Company received a refund of $12,007 in the second quarter of fiscal year 2012 as the result of the completion of an U.S. Internal Revenue Service (“IRS”) audit of U.S. Federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008. The refund was largely the result of Federal research and

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

experimentation credits that carryover from the fiscal years 1991 through 2000 into the audited returns. The Company recorded a tax benefit for this refund, including the related interest, in the Consolidated Statement of Operations of $10,025 in the fiscal year ended July 31, 2012. Related to the refund and interest were contingent professional fees of $2,714 that were recorded in general and administrative expenses in the Consolidated Statement of Operations in the fiscal year ended July 31, 2012. In connection with the conclusion of the IRS audit, the Company recorded a benefit from the reversal and re-measurement of related tax reserves of $2,308 in the Consolidated Statement of Operations in the fiscal year ended July 31, 2012. An additional benefit of $358 was recorded in the current fiscal year for the reversal of tax reserves for certain state and non-U.S. taxes.

The Company does not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries, as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations would be the source location and amount of the distribution, the underlying tax rate already paid on the earning, foreign withholding taxes and the opportunity to use foreign tax credits.

As of July 31, 2012, the Company had net operating loss carryforwards in Belgium of approximately $3,659 which have no expiration date, losses of $378 in Italy that expire in 2017 and losses of $781 in China that will begin to expire in 2015. As of July 31, 2012, the Company also had state tax credit carryforwards of $8,519 that will expire in 2025.

Management has determined that it is more likely than not that the Company will not recognize the benefit of certain foreign losses, state losses, and tax credits and, as a result, valuation allowances have been established at July 31, 2012 and July 31, 2011. The change in the valuation allowance in fiscal year 2012 is primarily the result of the addition of state credits where use cannot be assured and the reversal of the $148 valuation allowance for the operation in China.

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

The following table summarizes the changes in the Company’s unrecognized income tax benefits for fiscal years 2012 and 2011:

	2012	2011
Balance as of beginning of fiscal year	$16,250	$12,124
Increases based on tax positions related to current year	790	1,180
Increases for tax positions of prior years	27	3,455
Decreases for tax positions of prior years	(180)	(37)
Decreases due to settlements with taxing authorities	(9,802)	(111)
Decreases due to lapse of the applicable statute of limitations	(303)	(387)
Adjustment due to foreign exchange rate	(26)	26

Balance as of end of fiscal year	$6,756	$16,250

Net interest as of end of fiscal year	$640	$1,485

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The unrecognized tax benefits have decreased to $6,756 at July 31, 2012 and, if recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $6,756 would reduce the Company’s effective tax rate.

The Company is subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters through the year ended July 31, 2008. In the next four quarters, the statute of limitations for the Company’s fiscal years ended July 31, 2009 and July 31, 2007 may expire for U.S. Federal and state income taxes and for foreign subsidiaries, respectively, and it is reasonably expected that net unrecognized benefits, including interest, of approximately $900 may be recognized. During the fiscal year 2012, the Company reduced its uncertain tax benefits and accrued interest by $11,389 as a result of the completion of the audits of fiscal years 2003, 2005 and 2008, closing of statutes of limitation for the fiscal year 2006 for foreign subsidiaries and 2008 for domestic entities and the re-measurement of uncertain tax benefits in open years.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At July 31, 2012 and July 31, 2011, the Company had approximately $640 and $1,485, respectively, accrued for interest and penalties on unrecognized tax benefits.

Refundable and deferred income taxes at July 31, 2012 consisted of deferred tax assets of $8,810 and refundable income tax assets of $976. Refundable and deferred income taxes at July 31, 2011 consisted of deferred tax assets of $8,389 and refundable income tax assets of $1,288. The refundable income tax assets include expected federal, state, and foreign refunds that are expected to be received within the next twelve months.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17. Quarterly results of operations (unaudited):

The following is a summary of unaudited quarterly results of operations for fiscal years 2012 and 2011:

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$117,857	$126,433	$121,270	$151,011
Gross profit	43,026	46,845	44,752	58,561
Net income	4,026	19,615	7,330	12,100
Basic net income per share	$0.32	$1.61	$0.60	$0.99
Diluted net income per share	$0.32	$1.59	$0.59	$0.96

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$103,822	$117,253	$117,171	$135,349
Gross profit	39,019	40,809	44,160	48,975
Income from continuing operations	1,381	5,296	4,318	5,625
Income from discontinued operations	289	—	—	—
Gain on disposal of discontinued operations	924	—	—	—

Net income	$2,594	$5,296	$4,318	$5,625

Basic net income per share:
Income from continuing operations	$0.11	$0.42	$0.35	$0.45
Income from discontinued operations, net of tax	0.02	—	—	—
Gain on disposal of discontinued operations, net of tax	0.08	—	—	—

Basic net income per share	$0.21	$0.42	$0.35	$0.45

Diluted net income per share:
Income from continuing operations	$0.11	$0.42	$0.35	$0.45
Income from discontinued operations, net of tax	0.02	—	—	—
Gain on disposal of discontinued operations, net of tax	0.07	—	—	—

Diluted net income per share	$0.20	$0.42	$0.35	$0.45

As discussed in the Note 17, the Company received a tax refund of $12,007 in the second quarter of fiscal year 2012 and recorded a tax benefit for this refund, including the related interest, of $10,025. Related to this refund, the Company recorded contingent consulting fees of $2,714 in general and administrative expenses.

As discussed in Note 21, the Company recorded a gain of $2,500 in the second quarter of fiscal year 2012 related to the sale of its 25% interest in a China-based affiliate for $2,500.

As discussed in Note 5, during the first and fourth quarters of fiscal year 2011, the Company recorded a restructuring charge of $3,562 and $3,587.

As discussed in Note 4, the Company recorded a bargain purchase gain of $1,042 in general and administrative expenses in the second quarter of fiscal year 2011 related to the acquisition of certain assets of an OEM transducer and probe business.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18. Supplemental disclosure of cash flow information:

Changes in operating assets and liabilities, net of the impact of acquisitions, are as follows:

	Year Ended July 31,
	2012	2011	2010
Accounts and notes receivable	$(8,258)	$(17,099)	$(12,703)
Inventories	(4,765)	(16,821)	(7,435)
Other assets	2,525	2,578	(2,506)
Refundable income taxes	312	(315)	2,831
Accounts payable, trade	1,548	12,490	2,654
Accrued liabilities	3,948	4,078	2,489
Other liabilities	265	2,405	625
Advance payments and deferred revenue	5,471	(54)	1,535
Accrued income taxes	3,850	1,298	2,387

Net changes in operating assets and liabilities	$4,896	$(11,440)	$(10,123)

Supplemental disclosure of non-cash investing activities:

The Company had accrued milestone payments towards the construction of manufacturing facilities in Shanghai, China, and State College, PA, of $1,755, $1,785, and $0 at July 31, 2012, 2011, and 2010 respectively.

19. Segment and geographic information:

The table below presents information about the Company’s reportable segments:

	Year Ended July 31,
	2012	2011	2010
Net Revenue:
Medical Imaging	$301,766	$293,032	$251,498
Ultrasound	151,201	129,437	112,729
Security Technology	63,604	51,126	50,586

Total	$516,571	$473,595	$414,813

Income from operations
Medical Imaging (A)	$18,854	$12,680	$9,234
Ultrasound (B)	10,786	1,081	5,648
Security Technology (C)	10,323	6,975	6,438

Total income from operations	39,963	20,736	21,320
Total other income, net (D)	4,236	196	147

Income from continuing operations before income taxes	$44,199	$20,932	$21,467

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	July 31,
	2012	2011	2010
Identifiable assets:
Medical Imaging (E)	$199,512	$192,625	$171,987
Ultrasound	136,388	127,402	103,380
Security Technology	26,769	23,644	17,506

Total reportable segment assets	362,669	343,671	292,873
Corporate assets (F)	195,327	177,881	192,903

Total assets	$557,996	$521,552	$485,776

(A)	Includes $2,198 of contingent consulting fees related to the tax refund and related interest received in fiscal year 2012. Includes restructuring charges of $2,829 for fiscal year 2011. Includes restructuring charges of $527 for fiscal year 2010. Includes depreciation and amortization of $11,484, $11,315, and $10,261 in fiscal years 2012, 2011, and 2010, respectively. Includes share-based compensation expense of $7,836, $6,162, and $4,090 in fiscal years 2012, 2011, and 2010, respectively.
(B)	Includes restructuring charges of $3,668 for fiscal year 2011. Includes depreciation and amortization of $5,099, $5,303, and $4,644 in fiscal years 2012, 2011, and 2010, respectively. Includes share-based compensation expense of $3,575, $2,078, and $560 in fiscal years 2012, 2011, and 2010, respectively.
(C)	Includes $516 of contingent consulting fees related to the tax refund and related interest received in fiscal year 2012. Includes restructuring of $569 for fiscal year 2011. Includes restructuring of $163 for fiscal year 2010. Includes depreciation and amortization of $1,192, $1,180, and $1,909 in fiscal years 2012, 2011, and 2010, respectively. Includes share-based compensation expense of $1,985, $1,398, and $1,141 in fiscal years 2012, 2011, and 2010, respectively.
(D)	Includes a gain of $2,500 from the sale of the Company’s remaining interest in its China based affiliate received in fiscal year 2012. Includes net interest income of $532, $711, and $633 in fiscal years 2012, 2011, and 2010, respectively.
(E)	Includes goodwill and net intangible assets from acquisitions of $1,849 and $32,447, respectively, at July 31, 2012, and $1,849 and $35,503, respectively, at July 31, 2011.
(F)	Includes cash equivalents and marketable securities of $153,122, $135,069, and $134,219, as of July 31, 2012, 2011, and 2010, respectively.

Information regarding geographic areas for fiscal years 2012, 2011, and 2010 are as follows:

	Year Ended July 31,
	2012	2011	2010
Net Revenue:
United States	$199,518	$161,720	$139,474
Japan	81,907	76,429	72,545
Germany	63,491	56,330	49,358
Netherlands	61,368	51,600	50,011
Other	110,287	127,516	103,425

Total	$516,571	$473,595	$414,813

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	July 31,
	2012	2011	2010
Long lived assets:
United States	$50,718	$42,212	$37,251
Denmark	18,574	22,789	21,823
China	18,953	9,475	917
Other	8,524	8,681	9,412

Total	$96,769	$83,157	$69,403

Revenues are attributed to countries based on the location of the Company’s customers. For OEM sales, our customer location may differ from the location where the ultimate completed systems are sold by the OEM into the market.

Other long-lived assets are primarily in Canada.

20. Common stock repurchases:

On December 9, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $30,000 of the Company’s common stock. During fiscal year 2012, the Company repurchased 286,390 shares of common stock under this repurchase program for $14,813 at an average purchase price of $51.73 per share. The 2010 repurchase program was completed in the second quarter of fiscal year 2012. The cumulative shares that were repurchased and retired under the program were 586,679 shares of common stock for $30,000 at an average price of $51.14 per share.

On December 8, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $30,000 of the Company’s common stock. The repurchase program will be funded using the Company’s available cash. During the fiscal year 2012, the Company repurchased and retired 137,591shares of common stock under this repurchase program for $8,447 at an average purchase price of $61.39 per share.

21. Related party transactions:

On July 25, 2011, the Company entered into an agreement to sell its 25% interest in a China-based affiliate for $2,500. The book value of the interest in the China-based affiliate was written down to $0 in fiscal year 2006, and the Company, upon final approval of the transaction by the Chinese government and receipt of the proceeds, recorded a gain on sale of other investments of $2,500 in fiscal year 2012.

At July 31, 2011, the Company had a net advance payments and deferred revenue balance of $474 from its China-based affiliate. Sales to this China-based affiliate for fiscal years 2012, 2011, and 2010 were approximately $0, $2,808, and $1,289, respectively.

In April 2010, the Company invested $1,900 in a start-up company with proprietary technology expected to be utilized in the Company’s Ultrasound segment. The Company has received $1,547, $2,438, and $438 of engineering services from this start-up Company during fiscal years 2012, 2011, and 2010, respectively.

22. Subsequent events:

On September 13, 2012, the Company announced that its Board, on September 11, 2012, declared a dividend of $0.10 per common share payable on October 9, 2012 to stockholders of record on September 27, 2012.

ANALOGIC CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended July 31, 2012	$599	$200	$(455)	$344
Year ended July 31, 2011	616	26	(43)	599
Year ended July 31, 2010	728	112	(224)	616

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended July 31, 2012 income tax valuation allowance	$5,167	$518	$(148)	$5,537
Year ended July 31, 2011 income tax valuation allowance	4,890	$506	$(229)	$5,167
Year ended July 31, 2010 income tax valuation allowance	4,109	781	—	$4,890

Changes in valuation allowance represents changes in Federal, state and foreign tax attributes for which the Company believes it is more likely than not that they will not be able to utilize.

INDEX TO EXHIBITS

		Title	Incorporated by Reference to
	2.1	Shares Purchase Agreement, dated as of January 30, 2008, between Analogic Corporation and Chonqing Anke Medical Equipment Co.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.2	Termination Agreement, dated as of January 30, 2008, between Analogic Corporation and Shenzhen Anke High-Tech Company Limited	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.3	Agreement and Plan of Merger, dated as of March 5, 2008, by and among Analogic Corporation, Canton Merger Corporation, Copley Controls Corporation (“Copley”), the Principal Shareholders of Copley named therein, the Additional Shareholders of Copley named therein and Matthew Lorber, as the Securityholders’ Representative	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2008

	2.4	Purchase and Sale Agreement, dated as of October 14, 2010, by and among Analogic Corporation, Anadventure II Corporation, and Sigma Phi Alpha Corporation	Exhibit 2.1 to the Company’s Current Report on Form 8-k filed on October 14, 2010

	3.1	Restated Articles of Organization, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009

	3.2	By-laws, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010

*	10.1	Form of Indemnity Agreement	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

*	10.2	Form of Indemnity Agreement for Directors and Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2007

*	10.3	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2006

*	10.4	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.5	Employee Qualified Stock Purchase Plan dated June 10, 1986, as amended October 9, 1997 and October 15, 2002	Exhibit 10.1 to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on July 24, 2003

*	10.6	Key Employee Incentive Stock Option Plan dated June 11, 1993, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.7	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

		Title	Incorporated by Reference to
*	10.8	Form of Stock Option Grant for 1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.9	Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.10	Form of Stock Options Grant for Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.11	Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004

*	10.12	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.13	2007 Stock Option Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.14	Form of Stock Option Award Agreement for 2007 Stock Option Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.15	2007 Restricted Stock Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.16	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan used for awards granted prior to October 14, 2009	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.17	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan used for awards granted on October 14, 2009	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010

*	10.18	Analogic Corporation Amended and Restated 2009 Stock Incentive Plan	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 27, 2012

*	10.19	Form of Performance-Based Restricted Stock Unit Award Agreement for the Analogic Corporation 2009 Stock Incentive Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2010

*	10.20	Form of Time-Based Restricted Stock Unit Agreement for 2009 Stock Incentive Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the six months ended January 31, 2010

*	10.21	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2011

		Title	Incorporated by Reference to
*	10.22	Amended and Restated Non-Employee Director Stock Plan	Appendix B to the Company’s Definitive Proxy Statement dated November 25, 2011 for the Company’s Annual Meeting of Stockholders held January 23, 2012

*	10.23	Nonqualified Deferred Compensation Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008

*	10.24	Non-Qualified Stock Option Program for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended April 30, 2012

*	10.25	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors for 2009 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended April 30, 2012

*	10.26	Analogic 401(k) Plan (January 1, 2007 Restatement)	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.27	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2012 Annual Incentive Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2011

*	10.28	Form of Notice to Executive Officers (who are Business Unit heads) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2011	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2011

*	10.29	Form of Notice to Executive Officers (at Vice President or higher level) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2011	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2010

*	10.30	Form of Notice to Executive Officers (at Vice President or higher level) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2010	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2009

*	10.31	Form of Notice to Executive Officers (who are Business Unit heads) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2010	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2009

*	10.32	Separation Agreement between Mr. Melson and the Company dated March 2, 2012	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2012

*	10.33	Employment Agreement between Ms. Consylman and the Company entered into on January 24, 2012.	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 27, 2012

*	10.34	Letter Agreement between Analogic Corporation and Mervat Faltas, dated March 31, 2010 and accepted and agreed to by Ms. Faltas on April 29, 2010	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2011

		Title	Incorporated by Reference to
*	10.35	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007 and accepted and agreed to by Mr. Green on May 1, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007

*	10.36	Amendment, dated December 24, 2008, to the Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.37	Letter Agreement, dated as of November 23, 2007, between Analogic Corporation and Bernard M. Gordon	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2007

*	10.38	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007

*	10.39	Amendment, dated December 24, 2008, to Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.40	Form of Change of Control Agreement for Certain Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007

*	10.41	Incumbent Director Resignation Policy	Appendix C to the Company’s Definitive Proxy Statement dated November 28, 2008 for the Company’s Annual Meeting of Stockholders held January 26, 2009

*	10.42	Severance Plan for Management Employees, as Amended and Restated, effective as of December 31, 2008	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.43	Employment Agreement, dated June 8, 2009, between Analogic Corporation and Michael L. Levitz	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2009

	10.44	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005

	10.45	Credit Agreement by and among Analogic Corporation, the financial institutions identified therein as lenders, Sovereign Bank as Administrative Agent, and TD Bank, N.A., as Documentation Agent dated October 11, 2011.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2011

	10.46	Guaranty by Ana/dventure 3 Corporation in favor of the Lenders dated October 11, 2011.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2011

		Title	Incorporated by Reference to
	10.47	Pledge Agreement between Analogic Corporation and Sovereign Bank over the shares and preferred equity certificates of Analogic Holding Luxembourg S.à.r.l.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2011

	21	List of Subsidiaries

	23	Consent of PricewaterhouseCoopers LLP

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	101.INS	XBRL Instance Document.

**	101.SCH	XBRL Taxonomy Extension Schema Document.

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document.

**	101.LAB	XBRL Taxonomy Label Linkbase Document.

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document.

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement
**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2012 and July 31, 2011, (ii) Condensed Consolidated Statements of Operations for the years ended July 31, 2012, 2011, and 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2012, 2011, and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the years ended July 31, 2012, 2011, and 2010, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.