Form 10-Q
period 2012-10-31
ANALOGIC CORP
filed 2012-12-07
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The number of shares of common stock outstanding at November 30, 2012 was 12,231,529.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	October 31, 2012	July 31, 2012
Assets
Current assets:
Cash and cash equivalents	$170,938	$187,011
Accounts receivable, net of allowance for doubtful accounts of $420 and $344 as of October 31, 2012 and July 31, 2012, respectively	78,282	96,117
Inventories	123,325	108,944
Refundable and deferred income taxes	11,860	9,786
Other current assets	7,732	6,937
Total current assets	392,137	408,795

Property, plant, and equipment, net	101,279	96,769
Goodwill and intangible assets, net	35,423	36,189
Deferred income taxes	7,725	10,749
Other assets	6,266	5,494
Total Assets	$542,830	$557,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,843	$38,200
Accrued liabilities	29,522	41,746
Advance payments and deferred revenue	10,583	14,323
Accrued income taxes	-	5,670
Total current liabilities	77,948	99,939

Long-term liabilities:
Accrued income taxes	4,756	4,675
Other long-term liabilities	7,448	7,063
Total long-term liabilities	12,204	11,738
Commitments and guarantees (Note 12)
Stockholders’ equity:
Common stock, $.05 par value	612	608
Capital in excess of par value	103,915	100,222
Retained earnings	342,692	343,186
Accumulated other comprehensive income	5,459	2,303
Total stockholders’ equity	452,678	446,319
Total Liabilities and Stockholders’ Equity	$542,830	$557,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31.
	2012	2011
Net revenue:
Product	$112,547	$114,007
Engineering	7,320	3,850
Total net revenue	119,867	117,857
Cost of sales:
Product	68,674	71,231
Engineering	6,107	3,600
Total cost of sales	74,781	74,831
Gross profit	45,086	43,026
Operating expenses:
Research and product development	14,074	15,267
Selling and marketing	11,655	10,465
General and administrative	11,922	11,710
Total operating expenses	37,651	37,442
Income from operations	7,435	5,584
Other income (expense):
Interest income, net	113	136
Other income (expense), net	(1,019)	175
Total other income (expense), net	(906)	311
Income before income taxes	6,529	5,895
Provision for income taxes	2,148	1,869
Net income	$4,381	$4,026
Net income per common share:
Basic	$0.36	$0.32
Diluted	$0.35	$0.32
Weighted average shares outstanding:
Basic	12,323	12,437
Diluted	12,582	12,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2012	2011
Net income	$4,381	$4,026
Other comprehensive income, net of taxes:
Foreign currency translation adjustment, net of a tax benefit of $0 for the three months ended October 31, 2012 and 2011, respectively	3,203	(2,310)
Unrealized losses on foreign currency forward contracts, net of a tax benefit of $24 for the three months ended October 31, 2012	(47)	-
Total comprehensive income	$7,537	$1,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$4,381	$4,026
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Benefit from deferred income taxes	6,500	2,017
Depreciation and amortization	3,999	4,794
Share-based compensation expense	2,644	2,251
Excess tax provision for share-based compensation	(1,853)	45
Other	732	323
Net changes in operating assets and liabilities:
Accounts receivable	18,397	3,186
Inventories	(14,056)	(4,739)
Refundable income taxes	(5,870)	-
Other current assets	(1,317)	(144)
Accounts payable	(1,330)	(2,062)
Accrued liabilities	(12,037)	(7,612)
Advance payments and deferred revenue	(3,865)	371
Accrued income taxes	(3,489)	(742)
Other liabilities	423	179
Total net changes in operating assets and liabilities:	(23,144)	(11,563)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(6,741)	1,893

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(5,609)	(6,815)
NET CASH USED FOR INVESTING ACTIVITIES	(5,609)	(6,815)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	3,059	308
Shares repurchased for taxes for vested employee restricted stock awards	(3,784)	(328)
Excess tax provision for share-based compensation	1,853	(45)
Purchase of common stock	(3,937)	(11,808)
Dividends paid to shareholders	(1,443)	(1,337)
NET CASH USED FOR FINANCING ACTIVITIES	(4,252)	(13,210)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	529	(418)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,073)	(18,550)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,011	169,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,938	$151,106
Supplemental disclosure of non-cash investing activities from continuing operations were as follows:

We had accrued milestone payments towards the construction of a manufacturing facility in Shanghai, China, and State College, PA, of $1,696 and $1,755 at October 31, 2012 and July 31, 2012, respectively. We also had $835 of other property, plant, and equipment that was included in accounts payable at October 31, 2012.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share data)

1. Basis of presentation:

Company

Analogic Corporation, which we refer to as “we,” “us,” and “our,” is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to original equipment manufacturers, which we refer to as “OEMs,” and end users primarily in the healthcare and airport security markets. We are recognized worldwide for advancing state-of-the-art technology in the areas of computed tomography, which we refer to as “CT,” ultrasound, magnetic resonance imaging, which we refer to as “MRI,” digital mammography, and CT-based automated threat detection systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into clinical end-user markets through our direct worldwide sales force under the brand name BK Medical. Our business is strategically aligned into three business segments—Medical Imaging, Ultrasound, and Security Technology.

Our top ten customers combined for approximately 71% and 62% of our total net revenue for the three months ended October 31, 2012 and 2011, respectively. We had three customers, as set forth in the table below, which individually accounted for 10% or more of our net revenue during the three months ended October 31, 2012 or 2011.

	Three Months Ended October 31,
	2012	2011
Koninklijke Philips Electronics N.V. (“Philips”)	17%	16%
Toshiba Corporation (“Toshiba”)	11%	12%
Siemens AG (“Siemens”)	*	11%

Note (*): Total net revenue was less than 10% in this period.

Philips accounted for 18% and 13% of net accounts receivable at October 31, 2012 and July 31, 2012, respectively. L-3 Communications Corporation accounted for 11% and 18% at October 31, 2012 and July 31, 2012, respectively. General Electric Corporation accounted for 12% and 10% of net accounts receivable at October 31, 2012 and July 31, 2012, respectively.

The unaudited condensed consolidated financial statements presented herein include the accounts of us and our subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10% to 50%, and we exercise significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

General

Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission, or the “SEC”, for quarterly reports on Form 10-Q. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three months ended October 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2013, which we refer to as fiscal year 2013, or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2012, which we refer to as fiscal year 2012, included in our Annual Report on Form 10-K as filed with the SEC on October 4, 2012. The accompanying unaudited condensed Consolidated Balance Sheet as of July 31, 2012 contains data derived from our audited financial statements, but do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America, or “U.S. GAAP”, for complete financial statements.

Basis of Presentation

Reclassifications and Revisions to Prior Period Financial Statements

In the third quarter of fiscal year 2012, we identified certain amounts totaling $620 recorded within “Effect of exchange rate on cash” in our unaudited condensed Consolidated Statements of Cash Flows for the first two quarters of fiscal year 2012 that should be classified primarily within cash flow from operating activities. We determined that this error in classification was not material to our unaudited condensed Consolidated Statement of Cash Flows for each quarter in fiscal year 2012. We corrected the unaudited

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

condensed Consolidated Statement of Cash Flows with the appropriate classification for the three months ended October 31, 2012 within this Form 10-Q. The Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2011 reflects a decrease in the “Net Cash Provided by Operating Activities” of $910 and a corresponding increase to “Effect of exchange rate on cash”. In future quarters, we will revise the amounts related to the six months ended January 31, 2012 to correct for the identified errors, which will result in an increase in “Effect Of Exchange Rate Changes On Cash” of $620 with corresponding decreases in the “Net Cash Provided by Operating Activities” and “Net Cash Used For Financing Activities” of $654 and $34.

2. Recent accounting pronouncements:

Recently adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board, or the “FASB”, issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards, or “IFRS”. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Furthermore, this update does not affect how earnings per share is calculated or presented. This update is effective for annual periods beginning after December 15, 2011, and all periods thereafter and is applied retrospectively. Early adoption is permitted.

Subsequently, in December 2011, the FASB issued guidance which defers only those changes that relate to the presentation of reclassification adjustments. This guidance was effective for the interim period ended October 31, 2012, and did not have a material impact on our financial position, results of operations, or cash flows.

Not yet effective

Testing indefinite-lived intangible assets for impairment

In July 2012, the FASB issued an update regarding testing indefinite-lived intangible assets for impairment. This update gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for the interim period ended October 31, 2013, and is not expected to have an impact on our financial position, results of operations, or cash flows.

3. Share-based compensation:

The following table presents share-based compensation expense included in our unaudited condensed Consolidated Statements of Operations:

	Three months Ended October 31,
	2012	2011
Cost of product sales	$164	$132
Cost of engineering sales	400	-
Research and product development	308	619
Selling and marketing	340	253
General and administrative	1,432	1,247
Total share-based compensation expense before tax	$2,644	$2,251

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

We recognize compensation expense on performance-based restricted stock grants with earnings per share, or “EPS,”-related and total shareholder return, or “TSR,”-related conditions along with time-based stock options and restricted stock award conditions as follows:

	For the Three Months Ended October 31,
	2012	2011
Peformance based EPS-related condition	$1,056	$958
Performance based TSR-related condition	714	775
Total performance-based expense	1,770	1,733
Time based stock options and restricted stock awards	874	518
Total share-based compensation expense before tax	$2,644	$2,251

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our outstanding stock options granted during fiscal years 2013 and 2012.

During the three months ended October 31, 2012, we granted 97,300 non-qualified stock options. The weighted-average grant-date fair values of options granted were $24.77 and $16.36 per share during the three months ended October 31, 2012 and 2011, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes valuation model with the following assumptions for the three months ended October 31, 2012 and 2011 as follows:

	Three Months Ended October 31,
	2012	2011
Expected option term (1)	5.42 years	5.34 years
Expected volatility factor (2)	41%	38%
Risk-free interest rate (3)	0.78%	0.95%
Expected annual dividend yield (4)	0.57%	0.87%

(1)	The option life term factor was estimated using historical data.
(2)	The expected volatility factor for each grant is determined based on the review of the weighted average of historical daily price changes of our common stock over the most recent expected option term.
(3)	The risk free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

At October 31, 2012 and 2011, we had 326,585 and 407,137, respectively, target performance contingent restricted stock units outstanding. These awards vest if specific pre-established levels of performance have been achieved at the end of a three-year performance cycle. The three-year performance cycles for restricted stock units outstanding at October 31, 2012 end on July 31, 2013, 2014, and 2015. The three-year performance cycles for restricted stock shares/units outstanding at October 31, 2011 ended or will end on July 31, 2012, 2013, and 2014. The actual number of shares/units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award. We grant performance restricted stock units with either an EPS related performance condition or a TSR related performance condition as determined against a specified peer group condition. During the three months ended October 31, 2012, we granted 30,474 performance restricted stock units with an EPS related performance condition and 23,668 performance restricted stock units with a TSR related performance condition. As of October 31, 2012, of the 326,585 restricted stock units outstanding, 194,964 had an EPS related performance condition and 131,621 had a TSR related performance condition.

We estimate the fair value of restricted stock and restricted stock units that vest based on time by the quoted market price of our common stock. We estimate the fair value of performance based restricted stock and restricted stock units with market conditions based on the use of a Monte-Carlo Simulation Model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For awards with an EPS-related condition, we recognize compensation expense over the performance period, net of estimated forfeitures, based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is done each quarter and changes in estimates can result in significant expense fluctuations due to the cumulative catch-up adjustment. The fair value of the awards with an EPS-related condition is determined by the closing price of our common stock on the date of grant.

For awards with a TSR-related condition, we recognize compensation expense on a straight-line basis, net of estimated forfeitures, over an average derived service period of 2.7 years for the awards granted in fiscal years 2011, 2012, and 2013. The total compensation expense for awards with a TSR-related condition is not contingent on the performance outcome. The weighted average grant date fair values of restricted stock units granted with a TSR-related condition was $106.36 per share for the three months ended October 31, 2012. The fair value of the restricted stock units with a TSR-related condition at date of grant was estimated using a Monte-Carlo Simulation model with the following assumptions:

Three Months Ended October 31, 2012
Stock Price (1)	$70.04
Expected volatility factor (2)	28%
Risk-free interest rate (3)	0.32%
Expected annual dividend yield (4)	0.0%

(1)	The stock price is the weighted average closing price of our common stock on the date of grant.
(2)	The expected volatility factor for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

4. Derivative Instruments

Certain of our foreign operations have revenues and/or expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of its forecasted international expenses. We assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

At October 31, 2012, we had forward contracts outstanding with notional amounts totaling $12,250 in the Canadian Dollar. These contracts have been designated as cash flow hedges, and the unrealized loss of $4, net of tax, as of October 31, 2012 on these contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During the first quarter of fiscal year 2013, we recorded approximately $113 of realized gains included in other income (expense), net in our condensed Consolidated Statements of Operations. We expect all contracts currently outstanding to settle in the fiscal year ending July 31, 2013, which we refer to as fiscal year 2013, and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

5. Fair value measurements:

We measure the fair value of our financial assets and liabilities and non-financial assets and liabilities at least annually using a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our cash equivalents at October 31, 2012 and July 31, 2012 are comprised primarily of demand deposits at highly rated financial institutions.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at October 31, 2012 and July 31, 2012:

	Fair Value Measurements at October 31, 2012
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$-	$14,617	$-	$14,617
Foreign currency forward contracts	12	-	-	12
Total assets	$12	$14,617	$-	$14,629
Foreign currency forward contracts	$16	$-	$-	$16
Contingent consideration (A)	-	-	435	435
Total liabilities	$16	$-	$435	$451

	Fair Value Measurements at July 31, 2012
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$-	$14,590	$-	$14,590
Foreign currency forward contracts	72	-	-	72
Total assets	$72	$14,590	$-	$14,662
Foreign currency forward contracts	$6	$-	$-	$6
Contingent consideration (A)	-	-	460	460
Total liabilities	$6	$-	$460	$466

(A)	The amount of contingent consideration relates to the acquisition to acquire certain assets of an OEM ultrasound transducer and probe business in November 2010. We estimated the contingent consideration based on probability weighted expected future cash flows discounted at a rate of approximately 22.1%. The contingent consideration is marked to market at the end of each fiscal quarter and is expected to be paid in Fiscal Year 2013.

6. Goodwill and other intangible assets:

The carrying amount of the goodwill at October 31, 2012 and July 31, 2012 was $1,849.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, a trade name, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the tradename as it is considered to have an indefinite life, are between 0.5 to 14 years.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible assets at October 31, 2012 and July 31, 2012 consisted of the following:

	October 31, 2012			July 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$12,191	$5,277	$6,914	$12,191	$4,974	$7,217
Customer relationships	25,440	8,287	17,153	25,440	7,824	17,616
Trade name	7,607	-	7,607	7,607	-	7,607
In-process research and development	1,900	-	1,900	1,900	-	1,900
Total	$47,138	$13,564	$33,574	$47,138	$12,798	$34,340

Amortization expense related to acquired intangible assets was $766 for both the three months ended October 31, 2012 and 2011, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2013 (remaining nine months)	$2,297
2014	3,063
2015	3,063
2016	2,975
2017	2,931
$14,329

Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in connection with a historical acquisition. The trade name represents the value allocated to trade names acquired in historical acquisitions and is tested for impairment during the second quarter of each fiscal year. The in-process research and development is from an investment in a startup company with proprietary technology that we account for using the equity method and is tested for impairment during the second quarter of each fiscal year. The goodwill is part of the OEM reporting unit, which we test for impairment during the second quarter of each fiscal year. The Company expects to begin amortizing the in-process research and development over the product life cycle once production of the product begins, which is expected within the next six to eighteen months.

7. Restructuring charge:

The following table summarizes charges related to accrued restructuring activity for the three months ended October 31, 2012 and 2011:

	Involuntary Employee Severance	Facility Exit Costs	Total
Balance at July 31, 2011	5,035	155	5,190
Cash payments	(1,926)	(155)	(2,081)
Foreign exchange	(93)	-	(93)
Balance at October 31, 2011	$3,016	$-	$3,016
Balance at July 31, 2012	277	-	277
Cash payments	(284)	-	(284)
Foreign exchange	7	-	7
Balance at October 31, 2012	$-	$-	$-

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Balance sheet information:

Additional information for certain balance sheet accounts for the dates indicated is as follows:

	October 31, 2012	July 31, 2012
Accounts receivable, net of allowance:
Billed	$72,758	$91,143
Unbilled (A)	5,524	4,974

	$78,282	$96,117

Inventories:
Raw materials	$85,982	$73,657
Work-in-process	10,349	9,994
Finished goods	26,994	25,293

	$123,325	$108,944

Accrued liabilities:
Accrued employee compensation and benefits	$16,099	$25,153
Accrued restructuring charges	-	277
Accrued warranty	5,443	5,634
Other	7,980	10,682

	$29,522	$41,746

Advance payments and deferred revenue:
Deferred revenue (B)	$7,795	$11,551
Customer deposits	2,788	2,772

	$10,583	$14,323

(A)	Total unbilled receivables at October 31, 2012 and July 31, 2012 were $8,522 and $7,653, respectively. At October 31, 2012 and July 31, 2012, the long-term portion of unbilled receivables of $2,998 and $2,678, respectively, was included in non-current other assets.
(B)	Total deferred revenue at October 31, 2012 and July 31, 2012 was $8,585 and $12,267, respectively. At October 31, 2012 and July 31, 2012, the long-term portion of deferred revenue of $790 and $716, respectively, was included in non-current other liabilities.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three months ended October 31,
	2012	2011
Net income	$4,381	$4,026
Weighted average number of common shares outstanding-basic	12,323	12,437
Effect of dilutive securities:
Stock options and restricted stock awards	259	111
Weighted average number of common shares outstanding-diluted	12,582	12,548
Basic net income per share	$0.36	$0.32
Diluted net income per share	$0.35	$0.32
Anti-dilutive shares related to outstanding stock options and unvested restricted stock awards (A)	29	274

(A)	Certain outstanding stock options were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the Common Stock and, therefore, the effect would be anti-dilutive. Certain restricted stock units and awards were also excluded from the computation as their effect would be anti-dilutive.

10. Taxes:

The following table presents the provision for income taxes and the effective income tax rates for the three months ended October 31, 2012 and 2011:

	Three Months Ended October 31,
	2012	2011
Provision for income taxes	$2,148	$1,869
Effective tax rate	33%	32%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate for the three months ended October 31, 2012 was lower than the federal statutory rate due primarily to lower foreign tax rates. The effective tax rate was higher in the current period than in the quarter ended October 31, 2011 due to the expiration of the federal research and experimentation credit on December 31, 2011.

The effective tax rate for the three months ended October 31, 2011 was lower than the federal statutory rate due primarily to lower foreign tax rates and the federal research and experimentation credit.

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, as of October 31, 2012 and July 31, 2012 were as follows:

October 31, 2012	July 31, 2012
$6,833	$6,756

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would favorably impact our effective tax rate.

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of October 31, 2012, we have concluded all U.S. Federal income tax matters through the year ended July 31, 2008.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At October 31, 2012 and July 31, 2012, we had approximately $674 and $640, respectively, accrued for interest and penalties on unrecognized tax benefits.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Segment information:

We have three reportable segments: Medical Imaging, Ultrasound, and Security Technology. Our Medical Imaging segment consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment and direct conversion digital x-ray detectors for mammography sold primarily through OEM customers. Our Ultrasound segment consists of ultrasound systems and transducers for the urology, ultrasound-guided surgery and interventional radiology markets sold primarily through our direct sales force and ultrasound transducers sold primarily through OEM customers. Our Security Technology segment consists of advanced threat detection aviation security systems and subsystems sold primarily through OEM customers.

Net revenue, income (loss) from operations, identifiable assets, shared-based compensation expense, and depreciation and amortization expense of our reportable segments were as follows:

	Three Months Ended October 31,
	2012	2011
Net revenue:
Medical Imaging	$76,008	$72,674
Ultrasound	31,694	34,601
Security Technology	12,165	10,582
Total	$119,867	$117,857
Income (loss) from operations
Medical Imaging	$7,399	$5,482
Ultrasound	(794)	(341)
Security Technology	830	443
Total income from operations	7,435	5,584
Total other income (expense), net	(906)	311
Income from continuing operations before income taxes	$6,529	$5,895

	As of
	October 31, 2012	July 31, 2012
Identifiable assets:
Medical Imaging	$205,857	$199,512
Ultrasound	134,204	136,388
Security Technology	22,722	26,769
Total reportable segment assets	362,783	362,669
Corporate assets (A)	180,047	195,327
Total assets	$542,830	$557,996

(A)	Includes cash and cash equivalents of $134,036 and $153,122 at October 31, 2012 and July 31, 2012, respectively.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended
	October 31,
	2012	2011
Share-based compensation:
Medical Imaging	$1,581	$1,208
Ultrasound	593	725
Security Technology	470	318
Total	$2,644	$2,251
Depreciation and amortization:
Medical Imaging	$2,872	$2,996
Ultrasound	856	1,475
Security Technology	271	323
Total	$3,999	$4,794

12. Commitments and guarantees:

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2012.

Generally, we warrant that our products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 26 months from the date of delivery. We provide for the estimated cost of product and service warranties based on specific warranty claims, claim history, and engineering estimates, where applicable.

The following table presents our product warranty liability for the three months ended October 31, 2012 and 2011:

	Three Months Ended
	October,
	2012	2011
Balance at the beginning of the period	$5,634	$5,174
Accrual	1,284	1,962
Settlements made in cash or in kind during the period	(1,475)	(1,886)
Balance at the end of the period	$5,443	$5,250

At October 31, 2012 and July 31, 2012, we had deferred revenue for product extended warranty contracts of $7,008 and $7,207, respectively.

Revolving Credit Agreements

On October 11, 2011, we entered into a five-year revolving credit agreement, which we refer to as Credit Agreement, with three banks for which Sovereign Bank acts as Administrative Agent. The Credit Agreement provides $100,000 in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty.

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

As of October 31, 2012 our leverage ratio was 0.006 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of October 31, 2012, we were in full compliance with all financial and operating covenants.

Any failure to comply with the financial or operating covenants of the credit facility would prevent us from being able to borrow and would also constitute a default, permitting the lenders to, among other things, accelerate repayment of outstanding borrowings, including all accrued interest and fees, and to terminate the credit facility. A change in control of us, as defined in the Credit Agreement, would also constitute an event of default, permitting the lenders to accelerate repayment and terminate the Credit Agreement.

In connection with entering into this facility, we incurred approximately $500 of transactions costs, which are being expensed over the five-year life of the credit facility.

We currently also have approximately $4,000 in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under credit facilities at October 31, 2012 and July 31, 2012.

Investigation Regarding our Danish Subsidiary

As initially disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we have identified transactions involving our Danish subsidiary, BK Medical, and certain of our foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. We have voluntarily disclosed this matter to the Danish government, the United States Department of Justice, and the Securities and Exchange Commission, and are cooperating with an inquiry by the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects and have terminated the employment of BK Medical employees that were involved in the transactions. We have also wound down, or are in the process of winding down, our relationship with the BK Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom we have decided to wind down BK Medical’s relationship represented less than 2.0% of our total revenue in the first quarter of 2012 and less than 0.2% of our total revenue in the first quarter of fiscal year 2013. During the first quarter of fiscal year 2013, we incurred inquiry-related costs of $75 in connection with this matter. During the first quarter of fiscal year 2012, we incurred employee termination costs of approximately $400 and inquiry-related costs of $997 in connection with this matter.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13. Common stock repurchases:

On December 9, 2010, we announced that our Board of Directors authorized the repurchase of up to $30,000 of our common stock. The repurchase program was funded using our available cash. During the three months ended October 31, 2011, we repurchased and retired 231,700 shares of Common Stock under this repurchase program for $11,808 at an average purchase price of $50.96 per share. The 2010 repurchase program was completed in the second quarter of fiscal year 2012. The cumulative shares that were repurchased and retired under the program were 586,679 shares of common stock for $30,000 at an average price of $51.14 per share.

On December 8, 2011, we announced that our Board of Directors had authorized the repurchase of up to an additional $30,000 of our common stock. The repurchase program will be funded using our available cash. During the three months ended October 31, 2012, we repurchased and retired 56,324 shares of common stock under this repurchase program for $3,937 at an average purchase price of $69.86 per share. As of October 31, 2012, we repurchased and retired 193,915 shares of Common Stock under this repurchase program for $12,381 at an average purchase price of $63.85 per share.

14. Subsequent event:

We declared a dividend of $0.10 per share of common stock on December 4, 2012, which will be paid on December 28, 2012 to stockholders of record on December 18, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ from the projected results. See “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for fiscal year 2012 as filed with the U.S Securities and Exchange Commission, or the SEC on October 4, 2012 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended October 31, 2012 and 2011 represent the first quarters of fiscal years 2013 and 2012, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Executive Summary

Introduction

We are a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to OEMs, and end users primarily in the healthcare and airport security markets. We are recognized worldwide for advancing state-of-the-art technology in the areas of CT, ultrasound, magnetic resonance imaging, digital mammography, and CT-based automated threat detection systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into clinical end-user markets through our direct worldwide sales force under the brand name BK Medical.

We have three reportable segments: Medical Imaging, Ultrasound, and Security Technology. Our Medical Imaging segment consists primarily of electronic systems and subsystems for CT and MRI medical imaging equipment and direct conversion digital x-ray detectors for mammography sold primarily through OEM customers. Our Ultrasound segment consists of ultrasound systems and transducers for the urology, ultrasound-guided surgery and interventional radiology markets sold primarily through our direct sales force and ultrasound transducers sold primarily through OEM customers. Our Security Technology segment consists of advanced weapon and threat detection aviation security systems and subsystems sold primarily through OEM customers.

Financial Highlights

The following table is a summary of our financial results for the first quarter of fiscal years 2013 and 2012:

	Three Months Ended October 31,		Percentage Change
	2012	2011
Total net revenue	$119,867	$117,857	2%
Gross profit	$45,086	$43,026	5%
Gross margin	38%	37%
Income from operations	$7,435	$5,584	33%
Operating margin	6%	5%
Net Income	$4,381	$4,026	9%
Diluted net income per share	$0.35	$0.32	9%

Outlook

Our business performance for the first quarter of fiscal year 2013 exhibited typical seasonal fluctuations due in part to timing of hospital equipment purchases. While our overall revenue grew only modestly during the quarter, compared to a year ago, we continue to expect to achieve our fiscal year 2013 financial goals of upper single digit revenue growth as compared to fiscal year 2012.

In fiscal year 2013 compared to fiscal year 2012, we expect the revenue growth, along with increasing leverage of our global infrastructure, to drive improved operating margins, even with continued strong investments in innovation and sales force coverage.

For a discussion of seasonal aspects of our business please read Part 1, Item 1. Business of our Fiscal year 2012 Form 10-K filed on October 4, 2012.

Results of operations

Three months ended October 31, 2012 compared to three months ended October 31, 2011

Net revenue

Product revenue

Product revenue by segment are summarized as follows:

	Three months ended October 31,		Dollar Change	Percentage Change
	2012	2011
Product Revenue:
Medical Imaging	$72,109	$70,300	$1,809	3%
Ultrasound	31,694	34,601	$(2,907)	-8%
Security Technology	8,744	9,106	$(362)	-4%
Total	$112,547	$114,007	$(1,460)	-1%

Medical Imaging

Medical Imaging revenue improved during the quarter due largely to strong growth driven by migration to high-power wide-bore MRI systems. While CT revenues remained steady year over year, mammography and motion controls revenue declined during the quarter on market headwinds.

Ultrasound

Ultrasound revenue was unfavorably impacted by hospital purchasing hesitancy in the U.S., the impact of U.S. sales territory adjustments as we expand sales force coverage, foreign currency fluctuation, and the transition to new distributors in Eastern Europe.

Security Technology

Product revenue decreased primarily due to decreased sales of baggage scanners due to the timing of orders from one of our customers.

Engineering revenue

Engineering revenue by segment are summarized as follows:

	Three months ended October 31,		Dollar Change	Percentage Change
	2012	2011
Engineering Revenue:
Medical Imaging	$3,899	$2,374	$1,525	64%
Security Technology	3,421	1,476	1,945	132%
Total	$7,320	$3,850	$3,470	90%

Medical Imaging

The increase for the three months ended October 31, 2012 versus the prior year comparable period was due primarily to increased work on customer funded engineering projects in our CT product line.

Security Technology

The increase for the three months ended October 31, 2012 versus the prior year comparable period was due primarily to the timing of work performed on a new customer funded engineering project that began in the second quarter of fiscal year 2012.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	Three Months Ended October 31,		Percentage Change
	2012	2011
Product gross profit	$43,873	$42,776	2.6%
Product gross margin	39.0%	37.5%

Product gross margin increased in the three months ended October 31, 2012 versus the prior year comparable period due primarily to improved gross margin in our Ultrasound and Medical Imaging segments. The improvement in our Ultrasound segment was driven by the continued cost savings following consolidation of our manufacturing operations. The Medical Imaging segment increase was driven by an improvement in vendor component quality in our digital mammography business. These increases were partially offset by severance costs in the Ultrasound segment of approximately $500 during the three months ended October 31, 2012 associated with further manufacturing consolidation.

Engineering gross margin

Engineering gross margin and percentage by segment are summarized as follows:

	Year Ended October 31,		Percentage Change
	2012	2011
Engineering gross profit	$1,213	$250	385.2%
Engineering gross margin	16.6%	6.5%

The increases in the engineering gross profit and engineering gross margin in the three months ended October 31, 2012 versus the prior year comparable period were due primarily to costs in excess of revenue on customer funded engineering projects in our CT and Security product lines during the three months ended October 31, 2011. Also contributing to the increase was a reduction in a loss accrual during the three months ended October 31, 2012 on a Security Technology project resulting from lower projected costs than originally estimated.

Operating expenses

Operating expenses are summarized as follows:

	Three Months Ended October 31,		Dollar Change	Percentage Change	Percentage of Net Revenue
	2012	2011			2012	2011
Research and product development	$14,074	$15,267	$(1,193)	(7.8)%	11.8%	13.0%
Selling and marketing	11,655	10,465	1,190	11.4%	9.7%	8.9%
General and administrative	11,922	11,710	212	1.8%	9.9%	9.9%
Total operating expenses	$37,651	$37,442	$209	0.6%	31.4%	31.8%

Research and product development expenses are related to projects not funded by our customers. These expenses decreased in the three months ended October 31, 2012 versus the prior year comparable period due primarily to growth in funded research and product development projects in support of our strategic growth initiatives and a decrease in share-based compensation expense for performance based awards of $311.

Selling and marketing expenses increased in the three months ended October 31, 2012 versus the prior year comparable period due primarily to an increase in selling resources and related expenses in the Ultrasound business as we expand our sales force and product offerings in existing and adjacent markets. These increases were partially offset by severance costs of approximately $400 in the three months ended October 31, 2011 for employees terminated in connection with certain distributor transactions involving BK Medical.

General and administrative expenses increased slightly in the three months ended October 31, 2012 versus the prior year comparable period due primarily to increased compensation costs, audit fees, consulting costs and depreciation and amortization of $392, $359, $190, and $169, respectively, partially offset by $997 of costs related to the inquiry of the transactions at BK Medical in the three months ended October 31, 2011.

Other income (expense), net

Other income (expense), net is summarized as follows:

	Three Months Ended October 31,
	2012	2011
Interest income, net	$113	$136
Other income (expense), net	(1,019)	175
Total other income, net	$(906)	$311

Net other income (expense) during the three months ended October 31, 2012 and 2011 consisted predominantly of foreign currency transaction exchange gains (losses) by our foreign subsidiaries in Denmark, China, and Canada. The net other (expense) in the three months ended October 31, 2012 was due primarily to the strengthening US dollar in the current period.

Provision for income taxes

The provision for income taxes and the effective tax rates are summarized as follows:

	Three Months Ended October 31,
	2012	2011
Provision for income taxes	$2,148	$1,869
Effective tax rate	33%	32%

Our effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended October 31, 2012 was lower than the federal statutory rate due primarily to lower foreign tax rates. The effective tax rate was higher in the current period than in the quarter ended October 31, 2011 due to the expiration of the federal research and experimentation credit on December 31, 2011.

Our effective tax rate for the three months ended October 31, 2011 was lower than the federal statutory rate due primarily to lower foreign tax rates and the federal research and experimentation credit.

Net Income and diluted net income per share

Net Income and diluted net income per share for the three months ended October 31, 2012 and 2011 were as follows:

	Three Months Ended October 31,
	2012	2011
Net Income	$4,381	$4,026
% of net revenue	3.7%	3.4%
Diluted net income per share	$0.35	$0.32

The increase in net income and diluted net income per share for the three months ended October 31, 2012 versus the prior year comparable period were due primarily to increased net revenue and gross profit. These increases were partially offset by foreign currency exchange losses and a higher effective tax rate.

Liquidity and capital resources

Key liquidity and capital resource information are summarized as follows.

	October 31, 2012	July 31, 2012
Cash and cash equivalents	$170,938	$187,011
Working capital	314,189	308,856
Long-term debt	-	-

Cash and cash equivalents at October 31, 2012 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at October 31, 2012 and July 31, 2012 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at October 31, 2012, due to the short maturities of these instruments.

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates, and changes in interest rates. These exposures can change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure is related to fluctuations between the U.S. dollar and local currencies for our subsidiaries in Canada, Europe, and China. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The effect of the change in currency exchange rates on our net investment in international subsidiaries is reflected in the “accumulated other comprehensive income” component of stockholders’ equity.

Cash flows

Sources and uses of cash flows are summarized as follows:

	Three months ended October 31,
	2012	2011
Net cash (used for) provided by operating activities	$(6,741)	$1,803
Net cash used for investing activities	(5,609)	(6,815)
Net cash used for financing activities	(4,252)	(13,120)
Effect of exchange rate changes on cash	529	(418)
Net decrease in cash and cash equivalents	$(16,073)	$(18,550)

The cash flows used by operating activities in the three months ended October 31, 2012 primarily reflects our income from operations of $7,435, which included depreciation and amortization expenses of $3,999, and non-cash share-based compensation expense of $2,644, offset by increases in inventories of $14,056, refundable income taxes of $5,870, as well as decreases in accrued liabilities of $12,037, accrued income taxes of $3,489, and deferred revenue of $3,865, which were net of a decrease in accounts receivable of $18,397. The increase in inventories was due primarily to demand related inventory purchases. The decrease in accrued liabilities was due primarily to the payment of bonuses and severance. The decrease in accrued income taxes was due primarily to payments made in the first quarter of fiscal year 2013. The decrease in deferred revenue was due primarily to timing of when our obligations to our customers were completed and revenue was earned. The decrease in accounts receivable was due primarily to lower sales volumes in the first quarter of fiscal year 2013 as compared to the fourth quarter of fiscal year 2012. The decrease in accounts payable was due primarily to the timing of vendor payments.

The net cash used for investing activities in the three months ended October 31, 2012 and 2011, were driven by purchases of property, plant, and equipment of $5,609 and $6,815, respectively.

The net cash used for financing activities in the three months ended October 31, 2012 primarily reflects $3,937 used to repurchase common stock, $1,443 of dividends paid to shareholders, and $3,784 of shares repurchased for taxes for vested employee restricted stock awards, partially offset by $3,059 of proceeds related to the issuance of stock. The net cash used for financing activities in the three months ended October 31, 2011 was driven by $11,808 used to repurchase common stock and $1,337 of dividends paid to shareholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, defined benefit and other purchase obligations, and contingent consideration. There have been no significant changes in our contractual obligations since July 31, 2012.

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

At October 31, 2012, our leverage ratio was 0.006 and our interest coverage ratio was not applicable as we had no attributable interest expense, therefore, we were in full compliance with all financial and operating covenants.

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

We did not have any borrowing outstanding under credit facilities at October 31, 2012 and July 31, 2012.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we have identified transactions involving our Danish subsidiary, BK Medical, and certain of our foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. We have voluntarily disclosed this matter to the Danish government, the United States Department of Justice, and the Securities and Exchange Commission, and are cooperating with an inquiry by the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects and have terminated the employment of BK Medical employees that were involved in the transactions. We have also wound down, or are in the process of winding down, our relationship with the BK Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom we have decided to wind down BK Medical’s relationship represented less than 2.0% of our total revenue in the first quarter of 2012 and less than 0.2% of our total revenue in the first quarter of fiscal year 2013. During the first quarter of fiscal year 2013, we incurred inquiry-related costs of $75 in connection with this matter. During the first quarter of fiscal year 2012, we incurred employee termination costs of approximately $400 and inquiry-related costs of $997 in connection with this matter.

Recent accounting pronouncements

For a discussion of new accounting standards please read Note 2, Recent accounting pronouncements to our condensed unaudited consolidated financial statements included within this report.

Critical accounting policies

The accompanying discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We continue to have the same critical accounting policies as are described in Item 7, beginning on page 41, in our Annual Report on Form 10-K for fiscal year 2012 filed with the SEC on October 4, 2012. Those policies and the estimates involved in their application relate to revenue recognition; inventory reserves; share-based compensation; warranty reserves; purchase price allocation for business combinations; impairment of goodwill and indefinite lived intangible assets; income tax contingencies; and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts in this Item 3 are in thousands.

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Canadian dollar, Danish kroner, and Euro. A 10% devaluation in the functional currencies, relative to the U.S. dollar, at October 31, 2012 and July 31, 2012 would result in a reduction of stockholders’ equity of approximately $1,017 and $697, respectively.

At October 31, 2012, we had forward contracts outstanding with notional amounts totaling $12,250 in the Canadian Dollar. These contracts have been designated as cash flow hedges, and the unrealized loss of $4, net of tax, as of October 31, 2012 on these contracts are reported in accumulated other comprehensive income (loss). No cash flow hedges were outstanding for periods prior to fiscal year 2012. During the first quarter of fiscal year 2013, we recorded approximately $113 of realized gains included in other income (expense), net in our condensed Consolidated Statements of Operations. Realized gains and losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. We expect all contracts to settle in the fiscal year ending July 31, 2013, which we refer to as fiscal year 2013, and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At October 31, 2012, we did not have any held-to-maturity marketable securities having maturities from the time of purchase in excess of three months, which would be stated at amortized cost, approximating fair value. Total interest income for the three months ended October 31, 2012 was $113. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2012, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended October 31, 2012.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
8/1/2012-8/31/2012	55,868	$66.63	37,275	$19,132,549
9/1/2012-9/30/2012	4,044	79.80	3,370	18,863,119
10/1/2012-10/31/2012	15,679	79.39	15,679	17,618,312

Total	75,591	69.99	56,324	17,618,312

(1)	Includes 18,293 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards in September 2012.
(2)	During the first quarter of fiscal year 2013, we repurchased 56,324 shares of our common stock in open-market transactions for $3,935 at an average purchase price of $69.86 per share. These shares were purchased pursuant to a repurchase program authorized by our Board of Directors that was announced on December 8, 2011 to repurchase up to $30.0 million of our common stock. The repurchase program does not have a fixed expiration date.
(3)	For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Item 6.	Exhibits

Exhibit	Description

10.1	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2013 Annual Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at October 31, 2012 and July 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended October 31, 2012 and October 31, 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended October 31, 2012 and October 31, 2011, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2012 and October 31, 2011 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

ANALOGIC CORPORATION

Date: December 7, 2012	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2012	/s/ Michael L. Levitz
Michael L. Levitz Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2013 Annual Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at October 31, 2012 and July 31, 2012, (ii) Consolidated Statements of Operations for the three months ended October 31, 2012 and October 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended October 31, 2012 and October 31, 2011 and (iv) Notes to Unaudited Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.