Form 10-Q
period 2013-01-31
ANALOGIC CORP
filed 2013-03-12
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of shares of common stock outstanding at February 28, 2013 was 12,241,356.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	January 31, 2013	July 31, 2012
Assets
Current assets:
Cash and cash equivalents	$175,125	$187,011
Accounts receivable, net of allowance for doubtful accounts of $482 and $344 as of January 31, 2013 and July 31, 2012, respectively	86,176	96,117
Inventory	125,666	108,944
Refundable and deferred income taxes	7,088	9,786
Other current assets	9,082	6,937
Total current assets	403,137	408,795
Property, plant, and equipment, net	105,715	96,769
Goodwill and intangible assets, net	34,657	36,189
Deferred income taxes	10,391	10,749
Other assets	6,789	5,494
Total Assets	$560,689	$557,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,463	$38,200
Accrued liabilities	30,809	41,746
Advance payments and deferred revenue	13,874	14,323
Accrued income taxes	-	5,670
Total current liabilities	82,146	99,939

Long-term liabilities:
Accrued income taxes	5,242	4,675
Other long-term liabilities	7,370	7,063
Total long-term liabilities	12,612	11,738

Commitments and guarantees (Note 12)

Stockholders’ equity:
Common stock, $.05 par value	612	608
Capital in excess of par value	107,963	100,222
Retained earnings	349,350	343,186
Accumulated other comprehensive income	8,006	2,303
Total stockholders’ equity	465,931	446,319
Total Liabilities and Stockholders’ Equity	$560,689	$557,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net revenue:
Product	$132,763	$122,189	$245,310	$236,196
Engineering	5,791	4,244	13,111	8,094
Total net revenue	138,554	126,433	258,421	244,290
Cost of sales:
Product	77,340	75,705	146,014	146,936
Engineering	5,815	3,883	11,922	7,483
Total cost of sales	83,155	79,588	157,936	154,419
Gross profit	55,399	46,845	100,485	89,871
Operating expenses:
Research and product development	16,123	13,940	30,197	29,207
Selling and marketing	11,867	10,605	23,522	21,070
General and administrative	13,606	14,509	25,528	26,219
Total operating expenses	41,596	39,054	79,247	76,496
Income from operations	13,803	7,791	21,238	13,375
Other income (expense):
Interest income, net	95	133	208	269
Gain on sale of other investments	-	2,500	-	2,500
Other, net	(497)	322	(1,516)	497
Total other income (expense), net	(402)	2,955	(1,308)	3,266
Income before income taxes	13,401	10,746	19,930	16,641
Provision for (benefit from) income taxes	3,592	(8,869)	5,740	(7,000)
Net income	$9,809	$19,615	$14,190	$23,641
Net income per common share:
Basic	$0.80	$1.61	$1.15	$1.90
Diluted	$0.78	$1.59	$1.13	$1.88
Weighted average shares outstanding:
Basic	12,294	12,188	12,304	12,464
Diluted	12,581	12,333	12,574	12,595

Dividends declared and paid per share:	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net income	$9,809	$19,615	$14,190	$23,641
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,518	(2,782)	5,721	(5,092)

Unrealized gains (losses) on foreign currency forward contracts, net of tax of $14 and $0 for the three months ended January 31, 2013 and 2012, respectively, and $(10) and $0 for the six months ended January 31, 2013 and 2012, respectively.	29	25	(18)	25
Total other comprehensive income	$12,356	$16,858	$19,893	$18,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$14,190	$23,641
Adjustments to reconcile net income to net cash provided by operating activities
Provison for deferred income taxes	3,593	2,213
Depreciation and amortization	8,043	9,205
Share-based compensation expense	5,954	5,401
Excess tax benefit from share-based compensation	(1,970)	(21)
Other	701	260
Gain on sale of other investments	-	(2,500)
Net changes in operating assets and liabilities:
Accounts receivable	10,168	9,343
Inventory	(16,377)	507
Refundable income taxes	(1,150)	-
Other current assets	(3,055)	1,378
Accounts payable	(795)	(5,008)
Accrued liabilities	(9,045)	(6,927)
Advance payments and deferred revenue	(469)	1,549
Accrued income taxes	(2,767)	(1,455)
Other liabilities	307	583
Total net changes in operating assets and liabilities:	(23,235)	(30)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,328	38,169

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(12,914)	(17,250)
Proceeds from the sale of other investments	-	2,500
NET CASH USED FOR INVESTING ACTIVITIES	(12,914)	(14,750)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	4,035	480
Shares repurchased for taxes for vested employee restricted stock awards	(4,443)	-
Contingent consideration payment	(340)	-
Excess tax benefit from share-based compensation	1,970	21
Purchase of common stock	(6,024)	(15,612)
Dividends paid to shareholders	(2,664)	(2,609)
NET CASH USED FOR FINANCING ACTIVITIES	(7,466)	(17,720)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,166	(1,049)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,886)	4,650

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,011	169,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$175,125	$174,306

Supplemental disclosure of non-cash investing activities from continuing operations were as follows:

We have included within accounts payable and accrued liabilities payments towards the construction of manufacturing facilities in Shanghai, China, and State College, PA, of $1,307 and $1,755 at January 31, 2013 and July 31, 2012, respectively. We also had $614 of other property, plant, and equipment that was included in accounts payable at January 31, 2013. We have included within accounts payable payments towards the construction of manufacturing facilities in Shanghai, China of $1,015 and $1,785 during the six months ended January 31, 2012 and July 31, 2011, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Basis of presentation:

Company

Analogic Corporation, which we refer to as “we,” “us,” and “our,” is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to original equipment manufacturers, which we refer to as “OEMs,” and end users primarily in the healthcare and airport security markets. We are recognized worldwide for advancing state-of-the-art technology in the areas of computed tomography, which we refer to as “CT,” ultrasound, magnetic resonance imaging, which we refer to as “MRI,” digital mammography, and CT-based automated threat detection systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into clinical end-user markets through our direct worldwide sales force under the brand name BK Medical. Our business is strategically aligned into three business segments—Medical Imaging, Ultrasound, and Security Technology. We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended January 31, 2013 and 2012 represent the second quarters of fiscal years 2013 and 2012, respectively.

Our top ten customers combined for approximately 67% and 64% of our total net revenue for the three months ended January 31, 2013 and 2012, respectively, and 69% and 65% of our total net revenue for the six months ended January 31, 2013 and 2012, respectively. We had three customers which individually accounted for 10% or more of our net revenue during the three and six months ended January 31, 2013 and the six months ended January 31, 2012. We had two customers which individually accounted for 10% or more of our net revenue during the three months ended January 31, 2012. These customers are set forth in the table below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Koninklijke Philips Electronics N.V. (“Philips”)	13%	15%	15%	15%
L-3 Communications Corporation (“L-3”)	12%	*	11%	*
Toshiba Corporation	11%	*	11%	11%
Siemens AG*		11%	*	11%

Note (*): Total net revenue was less than 10% in this period.

Philips accounted for 13% and 13% of net accounts receivable at January 31, 2013 and July 31, 2012, respectively. L-3 accounted for 16% and 18% of net accounts receivable at January 31, 2013 and July 31, 2012, respectively. General Electric Corporation accounted for 10% of net accounts receivable at July 31, 2012.

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

General

Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission, which we refer to as the SEC, for quarterly reports on Form 10-Q. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and six months ended January 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2013, which we refer to as fiscal year 2013, or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2012, which we refer to as fiscal year 2012, included in our Annual Report on Form 10-K as filed with the SEC on October 4, 2012. The accompanying unaudited condensed Consolidated Balance Sheet as of July 31, 2012 contains data derived from our audited financial statements, but do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America, or “U.S. GAAP”, for complete financial statements.

Basis of Presentation

Certain financial statement items have been reclassified to conform to the current period presentation.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications and Revisions to Prior Period Financial Statements

In the third quarter of fiscal year 2012, we identified certain amounts totaling $620 recorded within “Effect of exchange rate changes on cash” in our unaudited condensed consolidated statements of cash flows for the first two quarters of fiscal year 2012 that should be classified primarily within cash flow from operating activities. We determined that this error in classification was not material to our unaudited condensed consolidated statement of cash flows for each quarter in fiscal year 2012. We have corrected this error by revising the unaudited condensed consolidated cash flow statement for the six months ended January 31, 2012. The unaudited condensed consolidated statement of cash flows for the six months ended January 31, 2012 reflects increases in “Effect Of Exchange Rate Changes On Cash” and “Net Cash Used For Financing Activities” of $620 and $34, respectively, with a corresponding decrease in the “Net Cash Provided by Operating Activities” of $654.

2. Recent accounting pronouncements:

Recently adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board, or the “FASB”, issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. Generally Accepted Accounting Principles, or “GAAP”, and International Financial Reporting Standards, or “IFRS”. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Furthermore, this update does not affect how earnings per share is calculated or presented. This update is effective for annual periods beginning after December 15, 2011, and all periods thereafter and is applied retrospectively.

Not yet effective

Testing indefinite-lived intangible assets for impairment

In July 2012, the FASB issued an update regarding testing indefinite-lived intangible assets for impairment. This update gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for the interim period ended October 31, 2013, and is not expected to have an impact on our financial position, results of operations, or cash flows. Early adoption is permitted.

Comprehensive Income

In January 2013, the FASB issued an update which seeks to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update is effective for the reporting periods beginning after December 15, 2012, which is our third quarter of fiscal year 2013. The adoption of the update in the third quarter of fiscal 2013 will affect the presentation of comprehensive income but will not impact our financial condition or results of operations.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Share-based compensation:

The following table presents share-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Cost of product sales	$242	$187	$406	$319
Cost of engineering sales	295	-	695	-
Research and product development	860	905	1,168	1,524
Selling and marketing	192	421	532	674
General and administrative	1,721	1,637	3,153	2,884
Total share-based compensation expense before tax	$3,310	$3,150	$5,954	$5,401

We recognize compensation expense on performance-based restricted stock awards with earnings per share, or “EPS,” related and total shareholder return, or “TSR,” related conditions along with time-based stock options and restricted stock awards as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Peformance based EPS related condition compensation expense	$1,447	$1,710	$2,503	$2,668
Performance based TSR related condition compensation expense	893	802	1,607	1,577
Total performance-based stock compensation expense	2,340	2,512	4,110	4,245
Time based stock options and restricted stock awards	970	638	1,844	1,156
Total share-based compensation expense before tax	$3,310	$3,150	$5,954	$5,401

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

We did not grant any stock options during the three months ended January 31, 2012. During the six months ended January 31, 2013 and 2012, we granted 98,818 and 123,226 non-qualified stock options, respectively, with weighted average grant-date fair values of $24.80 and $16.36, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes valuation model with the following assumptions for the three months ended January 31, 2013 and the six months ended January 31, 2013 and 2012:

	Three Months Ended January 31,	Six Months Ended January 31,
	2013	2013	2012
Expected option term (1)	5.38 years	5.41 years	5.34 years
Expected volatility factor (2)	41%	41%	42%
Risk-free interest rate (3)	0.75%	0.78%	0.95%
Expected annual dividend yield (4)	0.54%	0.57%	0.87%

(1)	The option life term factor was estimated using historical data.
(2)	The expected volatility factor for each grant is determined based on the review of the weighted average of historical daily price changes of our common stock over the most recent expected option term.
(3)	The risk free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

We had 327,479 and 454,222 performance contingent restricted stock units, or “RSUs”, outstanding as of January 31, 2013 and 2012, respectively. These RSUs represent the target awards and vest if specific pre-established levels of performance have been

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

achieved at the end of a three-year performance cycle. The three-year performance cycles for RSUs outstanding at January 31, 2013 end on July 31, 2013, 2014, and 2015. The three-year performance cycles for restricted stock shares/units outstanding at January 31, 2012 ended or will end on July 31, 2012, 2013, and 2014. The actual number of RSUs to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award. We grant performance contingent RSUs with either an EPS related performance condition or a TSR related performance condition as determined against a specified peer group. During the three and six months ended January 31, 2013, we granted 505 and 31,269 RSUs, respectively, with an EPS related performance condition and 389 and 24,056 RSUs, respectively, with a TSR related performance condition. During the three months ended January 31, 2012, we granted 36,674 RSUs with an EPS related performance condition and 36,674 RSUs with a TSR related performance condition. As of January 31, 2013, of the 327,479 RSUs outstanding, 195,469 had an EPS related performance condition and 132,010 had a TSR related performance condition.

We estimate the fair value of RSUs that vest based on time or with an EPS related condition by the quoted market price of our common stock on the date of grant. We estimate the fair value of performance based RSUs with market conditions based on the use of a Monte-Carlo Simulation Model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

For RSUs with an EPS related condition, we recognize compensation expense over the performance period, net of estimated forfeitures, based on the number of RSUs that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is done each quarter and changes in estimates can result in significant expense fluctuations due to the cumulative catch-up adjustment.

For RSUs with a TSR related condition, we recognize compensation expense on a straight-line basis, net of estimated forfeitures, over an average derived service period of 2.7 years for the awards granted in fiscal years 2011, 2012, and 2013. The total compensation expense for RSUs with a TSR related condition is not contingent on the performance outcome. The weighted average grant date fair value of RSUs granted with a TSR related condition was $106.36 for the six months ended January 31, 2013. The fair value of the RSUs with a TSR related condition at date of grant was estimated using a Monte-Carlo Simulation model with the following assumptions:

	Six Months Ended January 31,
	2013	2012
Stock Price (1)	$70.04	$57.81
Expected volatility factor (2)	28%	29%
Risk-free interest rate (3)	0.32%	0.33%
Expected annual dividend yield (4)	0.0%	0.0%

(1)	The stock price is the weighted average closing price of our common stock on the date of grant.
(2)	The expected volatility factor for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

During the six months ended January 31, 2013, we issued approximately $4,035 of common stock pursuant to the exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan. We have also repurchased shares from employees for their taxes on vested employee restricted stock awards of $4,443.

4. Derivative Instruments

Certain revenues and/or expenses of our foreign operations are transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses. We assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At January 31, 2013, we had forward contracts outstanding with notional amounts totaling $16,829 in the Canadian Dollar. These contracts have been designated as cash flow hedges, and the unrealized gains of $25, net of tax, on these contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During the three and six months ended January 31, 2013, we recorded approximately $27 and $140, respectively, of realized gains included in cost of revenues and operating expenses in our unaudited condensed consolidated statements of operations. We expect all contracts currently outstanding to settle as of January 31, 2014 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our cash equivalents at January 31, 2013 and July 31, 2012 are comprised primarily of demand deposits at highly rated financial institutions.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at January 31, 2013 and July 31, 2012:

	Fair Value Measurements at January 31, 2013
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$-	$14,642	$-	$14,642
Foreign currency forward contracts	39	-	-	39
Plan assets for deferred compensation (A)	2,364	-	-	2,364
Total assets	$2,403	$14,642	$-	$17,045

	Fair Value Measurements at July 31, 2012
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$-	$14,590	$-	$14,590
Foreign currency forward contracts	66	-	-	66
Plan assets for deferred compensation (A)	1,693	-	-	1,693
Total assets	$1,759	$14,590	$-	$16,349
Contingent consideration (B)	$-	$-	$460	$460
Total liabilities	$-	$-	$460	$460

(A)	Assets held in deferred compensation plan represent our obligation to pay benefits under our non-qualified deferred compensation plan. The related investments consist primarily of mutual funds.
(B)	The amount of contingent consideration related to the acquisition to acquire certain assets of an OEM ultrasound transducer and probe business in November 2010. During the quarter ended January 31, 2013, we paid $435 in contingent consideration and have no further obligation.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Goodwill and other intangible assets:

The carrying amount of goodwill at January 31, 2013 and July 31, 2012 was $1,849.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, a trade name, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the trade name, as it is considered to have an indefinite life, are between 0.5 to 14 years.

Intangible assets at January 31, 2013 and July 31, 2012 consisted of the following:

	January 31, 2013			July 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$12,191	$5,580	$6,611	$12,191	$4,974	$7,217
Customer relationships	25,440	8,750	16,690	25,440	7,824	17,616
Trade name	7,607	-	7,607	7,607	-	7,607
In-process research and development	1,900	-	1,900	1,900	-	1,900
Total	$47,138	$14,330	$32,808	$47,138	$12,798	$34,340

Amortization expense related to intangible assets was $766 and $1,532 for each of the three and six months ended January 31, 2013 and 2012, respectively.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2013 (remaining six months)	$1,531
2014	3,063
2015	3,063
2016	2,975
2017	2,931

$13,563

In the second quarter of fiscal year 2013, we performed the annual impairment test for our goodwill. The goodwill relates to our acquisition of Copley Controls in April 2008, all of which is in our OEM reporting unit in the Medical Imaging segment. We elected to bypass the qualitative assessment and proceeded to Step 1 of the impairment test by comparing the fair value of the OEM reporting unit in the Medical Imaging segment to its carrying value. Our approach considered both the market approach and income approach with equal weight assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples and a control premium which was determined based on an analysis of control premiums for relevant recent acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. We determined that the fair value of the reporting unit was in excess of the carrying value of the net assets of the reporting unit by greater than 70%, and thus it was not necessary for us to perform step two of the impairment test for the goodwill.

For the trade name, we compared the fair value of the Copley trade name using the relief from royalty approach to our carrying value during the second quarter of fiscal year 2013. The relief from royalty approach utilized an after-tax royalty rate and a discount rate. The after-tax royalty rate was determined based on royalty research and margin analysis while the discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the Copley trade name. We determined that the fair value of the Copley trade name was more than its carrying value by greater than 40%.

For the in-process research and development, which represents our investment of $1,900 in a start-up company with proprietary technology expected to be utilized in our Ultrasound segment, we compared the fair value of the in-process research and development using the income approach to its carrying value during the second quarter of fiscal year 2013. The income approach utilized a discount

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

rate which was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales from the in-process research and development. We determined that the fair value of the in-process research and development was more than its carrying value by greater than 100%. The Company expects to begin amortizing the in-process research and development over the product life cycle once production of the product begins, which is expected within the next twelve to twenty four months.

7. Restructuring charge:

The following table summarizes charges related to accrued restructuring charge activity for the six months ended January 31, 2013:

Involuntary Employee Severance
Balance at July 31, 2012	$277
Cash payments	(284)
Foreign exchange	7
Balance at January 31, 2013	$-

8. Balance sheet information:

Additional information for certain balance sheet accounts for the dates indicated is as follows:

	January 31, 2013	July 31, 2012
Accounts receivable, net of allowance:
Billed	$82,704	$91,143
Unbilled (A)	3,472	4,974
	$86,176	$96,117
Inventory:
Raw materials	$87,126	$73,657
Work-in-process	9,718	9,994
Finished goods	28,822	25,293
	$125,666	$108,944
Accrued liabilities:
Accrued employee compensation and benefits	$17,049	$25,153
Accrued restructuring charges	-	277
Accrued warranty	5,457	5,634
Other	8,303	10,682
	$30,809	$41,746
Advance payments and deferred revenue:
Deferred revenue (B)	$11,277	$11,551
Customer deposits	2,597	2,772
	$13,874	$14,323

(A)	Total unbilled receivables at January 31, 2013 and July 31, 2012 were $6,958 and $7,652, respectively. At January 31, 2013 and July 31, 2012, the long-term portion of unbilled receivables of $3,486 and $2,679, respectively, was included in non-current other assets.
(B)	Total deferred revenue at January 31, 2013 and July 31, 2012 was $11,789 and $12,267, respectively. At January 31, 2013 and July 31, 2012, the long-term portion of deferred revenue of $512 and $716, respectively, was included in non-current other liabilities.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. Net income per share:

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. Diluted net income per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including unvested restricted stock awards and the assumed exercise of stock options using the treasury stock method. The calculation of basic and diluted net income per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net income	$9,809	$19,615	$14,190	$23,641

Weighted average number of common shares outstanding-basic	12,294	12,188	12,304	12,464
Effect of dilutive securities:
Stock options and RSUs	287	145	270	131
Weighted average number of common shares outstanding-diluted	12,581	12,333	12,574	12,595

Basic net income per share	$0.80	$1.61	$1.15	$1.90
Diluted net income per share	$0.78	$1.59	$1.13	$1.88
Anti-dilutive shares related to outstanding stock options and unvested RSUs (A)	110	239	89	253

(A)	Certain outstanding stock options were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive. Certain RSUs were also excluded from the computation as their effect would be anti-dilutive. Performance based RSU’s that have not yet been earned have also been excluded from the computation of diluted income per share.

10. Taxes:

The following table presents the provision for income taxes and the effective income tax rates for the three and six months ended January 31, 2013 and 2012:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Provision for income taxes	$3,592	$(8,869)	$5,740	$(7,000)
Effective tax rate	27%	-83%	29%	-42%

The effective income tax rates on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rates for the three and six months ended January 31, 2013 were lower than the statutory rate of 35% due primarily to a discrete tax benefit of $466 for the reinstatement of the federal research and experimentation credit back to January 1, 2012 from the American Taxpayer Relief Act of 2012 and the lower foreign tax rates as compared to the statutory rate of 35%.

The effective tax rate for the three and six months ended January 31, 2012 were due primarily to a refund of $12,007 in the second quarter of fiscal year 2012 as the result of the completion of an Internal Revenue Service (“IRS”) audit of federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008. The refund was largely the result of federal research and experimentation credits that carryover from the fiscal years 1991 through 2000 into the audited returns. We recorded a tax benefit for this refund, including the related interest, in the unaudited consolidated statement of operations of $10,025 in the three and six months ended January 31, 2012. Related to the refund and interest were contingent professional fees of $2,714 recorded in general and administrative expenses in the unaudited consolidated statement of operations in the three and six months ended January 31, 2012. In connection with the conclusion of the IRS audit, we recorded a benefit from the reversal and re-measurement of related tax reserves of $2,308 in the unaudited consolidated statement of operations in the three and six months ended January 31, 2012.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, as of January 31, 2013 and July 31, 2012 were as follows:

January 31, 2013	July 31, 2012
$ 7,229	$6,756

If these unrecognized tax benefits are recognized in a future period, it would favorably impact our effective tax rate. In the next four quarters, the statute of limitations for our fiscal years ended July 31, 2009 and July 31, 2007 may expire for US Federal and state incomes taxes and foreign subsidiaries, respectively, and it is reasonably expected that net unrecognized benefits, including interest, of approximately $794 may be recognized.

We are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of January 31, 2013, we have concluded all U.S. federal income tax matters through the year ended July 31, 2008. The Danish revenue authority has begun an audit of intercompany transfer pricing for the years ended July 31, 2008 through July 31, 2011.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At January 31, 2013 and July 31, 2012, we had approximately $712 and $640, respectively, accrued for interest and penalties on unrecognized tax benefits.

11. Segment information:

We have three reportable segments: Medical Imaging, Ultrasound, and Security Technology. Our Medical Imaging segment consists primarily of systems and subsystems used in CT and MRI medical imaging equipment and direct conversion digital x-ray detectors for mammography sold primarily through OEM customers. Our Ultrasound segment consists of ultrasound systems and transducers for the urology, ultrasound-guided surgery and point of care markets sold primarily through our direct sales force and ultrasound transducers sold primarily through OEM customers. Our Security Technology segment consists of advanced threat detection aviation security systems and subsystems sold primarily through OEM customers.

Net revenue, income from operations, identifiable assets, share-based compensation expense, and depreciation and amortization expense of our reportable segments were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net revenue:
Medical Imaging	$80,668	$75,263	$156,676	$147,937
Ultrasound	40,450	41,078	72,144	75,679
Security Technology	17,436	10,092	29,601	20,674
Total	$138,554	$126,433	$258,421	$244,290

Income from operations before income taxes:
Medical Imaging (A)	8,535	$2,530	$15,934	$8,012
Ultrasound	3,527	4,704	2,733	4,363
Security Technology (B)	1,741	557	2,571	1,000
Total income from operations	13,803	7,791	21,238	13,375
Total other (expense) income, net	(402)	2,955	(1,308)	3,266
Total	$13,401	$10,746	$19,930	$16,641

(A)	Includes $2,198 of contingent consulting fees related to the tax refund and related interest received in the three and six months ended January 31, 2012, respectively.
(B)	Includes $516 of contingent consulting fees related to the tax refund and related interest received in the three and six months ended January 31, 2012, respectively.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	As of
	January 31, 2013	July 31, 2012
Identifiable assets:
Medical Imaging	$214,160	$199,512
Ultrasound	140,761	136,388
Security Technology	30,727	26,769
Total reportable segment assets	385,648	362,669
Corporate assets (C)	175,041	195,327
Total	$560,689	$557,996

(C)	Includes cash and cash equivalents of $131,824 and $153,122 at January 31, 2013 and July 31, 2012, respectively.

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Share-based compensation:
Medical Imaging	$2,101	$1,751	$3,682	$2,959
Ultrasound	585	963	1,178	1,688
Security Technology	624	436	1,094	754
Total	$3,310	$3,150	$5,954	$5,401
Depreciation and amortization:
Medical Imaging	$2,750	$2,846	$5,622	$5,873
Ultrasound	980	1,368	1,836	2,778
Security Technology	314	275	585	554
Total	$4,044	$4,489	$8,043	$9,205

12. Commitments and guarantees:

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2013.

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

The following table presents our product warranty liability for the six months ended January 31, 2013 and 2012:

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended January,		Six Months Ended January,
	2013	2012	2013	2012
Balance at the beginning of the period	$5,443	$5,250	$5,634	$5,174
Accrual	1,595	1,867	2,879	3,829
Settlements made in cash or in kind during the period	(1,581)	(1,350)	(3,056)	(3,236)
Balance at the end of the period	$5,457	$5,767	$5,457	$5,767

At January 31, 2013 and July 31, 2012, we had deferred revenue for product extended warranty contracts of $7,075 and $7,207, respectively.

Revolving Credit Agreements

On October 11, 2011, we entered into a five-year revolving credit agreement with three banks for which Sovereign Bank acts as Administrative Agent, which we refer to as the Credit Agreement. The Credit Agreement provides $100,000 in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $150,000 in aggregate and obligations under the new credit facility are guaranteed by our material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiary. The Credit Agreement requires us to maintain a certain leverage ratio and a certain interest coverage ratio. We were in full compliance with these requirements at January 31, 2013. We currently also have approximately $4,000 in other revolving credit facilities with banks available for direct borrowings. We did not have any borrowing outstanding under credit facilities at January 31, 2013 and July 31, 2012.

Investigation Regarding our Danish Subsidiary

As initially disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we have identified transactions involving our Danish subsidiary, BK Medical, and certain of our foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. We have voluntarily disclosed this matter to the Danish government, the United States Department of Justice, and the Securities and Exchange Commission, and are cooperating with an inquiry by the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects and have terminated the employment of BK Medical employees that were involved in the transactions. We have also wound down, or are in the process of winding down, our relationship with the BK Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom we have decided to wind down BK Medical’s relationship represented less than 0.3% and 2.5% of our total revenue in each of the three and six months ended January 31, 2013 and 2012, respectively. During the second quarter of fiscal years 2013 and 2012, we incurred inquiry-related costs of $330 and $207 in connection with this matter, respectively. During the six months ended January 31, 2013, we incurred inquiry-related costs of $405 in connection with this matter. During the six months ended January 31, 2012, the Company incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,204 in connection with this matter.

13. Common stock repurchases:

On December 9, 2010, we announced that our Board of Directors authorized the repurchase of up to $30,000 of our common stock. The repurchase program was funded using our available cash. During the three and six months ended January 31, 2012, we repurchased and retired 54,690 and 286,390 shares of common stock, respectively, under this repurchase program for $3,005 and $14,813, respectively, at an average purchase price of $54.95 and $51.73 per share, respectively. Upon completion of the program in the second quarter of fiscal year 2012, we ultimately repurchased and retired a total of 586,679 shares of common stock for $30,000 at an average purchase price of $51.14 per share.

On December 8, 2011, we announced that our Board of Directors had authorized the repurchase of up to an additional $30,000 of our common stock. The repurchase program will be funded using our available cash. During the three and six months ended January 31, 2013, we repurchased and retired 29,003 and 85,327 shares of common stock, respectively, under this repurchase program for $2,087 and $6,024, respectively, at an average purchase price of $71.91 and $70.56 per share, respectively. During the three and six months ended January 31, 2012, we repurchased and retired 14,732 shares of common stock under this repurchase program for $799 at an average purchase price of $54.25 per share. As of January 31, 2013, we repurchased and retired a total of 222,918 shares of common stock under this repurchase program for $14,468 at an average purchase price of $64.90 per share.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14. Subsequent events:

Acquisition

Subsequent to the end of our fiscal second quarter, on March 2, 2013, we completed our acquisition of (i) all of the issued and outstanding shares of capital stock of Ultrasonix Medical Corporation (U.S.A.) and customer lists, intangibles and goodwill related solely to sales destined to the United States and (ii) through 8385998 Canada Inc., a Canadian corporation and our direct wholly-owned subsidiary, all of the outstanding equity securities of Ultrasonix Medical Corporation, which we refer to as Ultrasonix, a privately held company located in Vancouver, Canada, pursuant to a “plan of arrangement” under Canadian law. Ultrasonix is a supplier of advanced ultrasound systems for point-of-care and general imaging applications with over 5,000 systems installed worldwide. The acquisition was undertaken by us in order to accelerate our expansion into the point-of-care ultrasound market. The net purchase price is comprised of a cash payment of approximately $83,000, subject to a final adjustment as provided in the purchase agreement. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

Given that the acquisition closed on March 2, 2013, we determined that the initial accounting for the business combination is incomplete and therefore it was impractical to provide all the disclosures required for business combinations pursuant to ASC 805, Business Combinations, and will do so in connection with filing our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2013.

Dividend

We declared a dividend of $0.10 per share of common stock on March 7, 2013, which will be paid on April 2, 2013 to stockholders of record on March 22, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ from the projected results. See “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for fiscal year 2012 as filed with the U.S Securities and Exchange Commission, or the “SEC” on October 4, 2012 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended January 31, 2013 and 2012 represent the second quarters of fiscal years 2013 and 2012, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

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

We have three reportable segments: Medical Imaging, Ultrasound, and Security Technology. Our Medical Imaging segment consists primarily of systems and subsystems used in CT and MRI medical imaging equipment and direct conversion digital x-ray detectors for mammography sold primarily through OEM customers. Our Ultrasound segment consists of ultrasound systems and transducers for the urology, ultrasound-guided surgery and point of care markets sold primarily through our direct sales force and ultrasound transducers sold primarily through OEM customers. Our Security Technology segment consists of advanced threat detection aviation security systems and subsystems sold primarily through OEM customers.

Financial Highlights

The following table is a summary of our financial results for the three and six months ended January 31, 2013 and 2012:

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2013	2012		2013	2012
Total net revenue	$138,554	$126,433	10%	$258,421	$244,290	6%
Gross profit	$55,399	$46,845	18%	$100,485	$89,871	12%
Gross margin	40%	37%		39%	37%
Income from operations	$13,803	$7,791	77%	$21,238	$13,375	59%
Operating margin	10%	6%		8%	5%
Net income	$9,809	$19,615	-50%	$14,190	$23,641	-40%
Diluted net income per share	$0.78	$1.59	-51%	$1.13	$1.88	-40%

Outlook

Our business performance for the six months ending January 31, 2013 exhibited 6% revenue growth as compared to the six months ended January 31, 2012. Our outlook for the year remains strong as we expect upper single-digit revenue growth organically, and combined with the acquisition of Ultrasonix, we are targeting 10% revenue growth this fiscal year over last year.

Subsequent to the end of our second quarter, on March 2, 2013, we completed our acquisition of all the outstanding stock of Ultrasonix Medical Corporation, which we refer to as Ultrasonix, a privately held company located in Vancouver, Canada. Ultrasonix is a supplier of advanced ultrasound systems for point-of-care and general imaging applications with over 5,000 systems installed worldwide. The acquisition was undertaken by us in order to accelerate our expansion into the point-of-care ultrasound market. The net purchase price is comprised of a cash payment of approximately $83,000 from our existing cash on hand, subject to a final adjustment as provided in the purchase agreement.

Results of operations

Three and six months ended January 31, 2013 compared to three and six months ended January 31, 2012

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	Three months ended January 31,		Dollar Change	Percentage Change	Six months ended January 31,		Dollar Change	Percentage Change
	2013	2012			2013	2012
Product Revenue:
Medical Imaging	$77,531	$73,234	$4,297	6%	$149,640	$143,534	$6,106	4%
Ultrasound	40,450	41,078	(628)	-2%	72,144	75,679	(3,535)	-5%
Security Technology	14,782	7,877	6,905	88%	23,526	16,983	6,543	39%
Total	$132,763	$122,189	$10,574	9%	$245,310	$236,196	$9,114	4%

Medical Imaging

During the three and six months ended January 31, 2013 as compared to the prior year comparable periods, product revenue increased largely due to increasing demand for high-power MRI and CT subsystems. These increases were offset in part by lower shipments of digital mammography detectors.

Ultrasound

During the three months ended January 31, 2013, as compared to the prior year comparable period, product revenue decreased primarily due to our transition to new distributors in Eastern Europe and lower OEM transducers sales, which offset higher direct sales in North America and Europe.

During the six months ended January 31, 2013, as compared to the prior year comparable period, product revenue was unfavorably impacted by hospital purchasing hesitancy in the U.S., the impact of U.S. sales territory adjustments as we expanded sales force coverage, foreign currency fluctuation, lower OEM transducers sales, and the transition to new distributors in Eastern Europe.

Security Technology

During the three and six months ended January 31, 2013, as compared to the prior year comparable periods, product revenue increased primarily due to strong shipments of high-speed threat detection systems as demand continues to grow outside the U.S.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	Three months ended January 31,		Dollar Change	Percentage Change	Six months ended January 31,		Dollar Change	Percentage Change
	2013	2012			2013	2012
Engineering Revenue:
Medical Imaging	$3,137	$2,029	$1,108	55%	$7,036	$4,403	$2,633	60%
Security Technology	2,654	2,215	439	20%	6,075	3,691	2,384	65%
Total	$5,791	$4,244	$1,547	36%	$13,111	$8,094	$5,017	62%

Medical Imaging

The increase for the three and six months ended January 31, 2013, versus the prior year comparable periods was due primarily to increased work on customer-funded engineering projects in our CT product line.

Security Technology

The increase for the three and six months ended January 31, 2013, versus the prior year comparable periods was due primarily to the timing of work performed on a new customer funded-engineering project that began in the second quarter of fiscal year 2012.

Gross margin

Product gross margin

Product gross profit and gross margin are summarized as follows:

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2013	2012		2013	2012
Product gross profit	$55,423	$46,484	19.2%	$99,296	$89,260	11.2%
Product gross margin	41.7%	38.0%		40.5%	37.8%

Product gross margin increased in the three and six months ended January 31, 2013, versus the prior year comparable period due to overall material cost reductions and improved gross margin in our Medical Imaging and Ultrasound segments. The improvement in our Ultrasound segment was driven by the continued cost savings following consolidation of our manufacturing operations. The Medical Imaging segment increase was driven by an improvement in the vendor component quality inspection process of our digital mammography business, cost savings as we begin to realize benefits from our lower cost Shanghai operation, and favorable product mix. These increases were offset by lower gross margins in the Security Technology segment due to the production ramp up of our first generation high speed threat detection systems.

Engineering gross margin

Engineering gross profit and gross margin are summarized as follows:

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2013	2012		2013	2012
Engineering gross profit	$(24)	$361	-106.6%	$1,189	$611	94.6%
Engineering gross margin	-0.4%	8.5%		9.1%	7.5%

The decrease in the engineering gross profit and gross margin in the three months ended January 31, 2013 versus the prior year comparable period was due to primarily the winding down of higher margin projects in our Security Technology segment throughout fiscal year 2012.

The increases in the engineering gross profit and gross margin in the six months ended January 31, 2013 versus the prior year comparable period were due primarily to a reduction in a loss accrual in the first quarter of fiscal year 2013 on a Security Technology project resulting from lower projected costs than originally estimated.

Operating expenses

Operating expenses are summarized as follows:

	Three Months Ended January 31,		Dollar Change	Percentage Change	Percentage of Net Revenue
	2013	2012			2013	2012
Operating Expenses:
Research and product development	$16,123	$13,940	$2,183	15.7%	11.6%	11.0%
Selling and marketing	11,867	10,605	1,262	11.9%	8.6%	8.4%
General and administrative	13,606	14,509	(903)	-6.2%	9.8%	11.5%
Total	$41,596	$39,054	$2,542	6.5%	30.0%	30.9%

	Six Months Ended January 31,		Dollar Change	Percentage Change	Percentage of Net Revenue
	2013	2012			2013	2012
Operating Expenses:
Research and product development	$30,197	$29,207	$990	3.4%	11.7%	12.0%
Selling and marketing	23,522	21,070	2,452	11.6%	9.1%	8.6%
General and administrative	25,528	26,219	(691)	-2.6%	9.9%	10.7%
Total	$79,247	$76,496	$2,751	3.6%	30.7%	31.3%

Research and product development expenses are related to projects undertaken by us which are not funded by our customers. These expenses increased in the three months and six months ended January 31, 2013, versus the prior year comparable periods due primarily to increased employee compensation and benefits partially offset by increased work performed on customer funded engineering projects. The increase in employee compensation and benefits of $5,087 and $2,776 during the three and six months ended January 31, 2013, respectively, was due primarily to an increase in contract labor, annual merits increases and increase in headcount.

Selling and marketing expenses increased in the three and six months ended January 31, 2013, versus the prior year comparable period due primarily to an increase in market related expenses of $550 and $1,067, outside professional fees of $257 and $281, travel expenses of $52 and $359, and employee compensation and benefits of $314 and $232, respectively, in the Ultrasound segment as we expand our sales force and product offerings in existing and adjacent markets.

General and administrative expenses decreased in the three and six months ended January 31, 2013 versus the prior year comparable periods due primarily to the reduction of contingent consulting fees of $2,714 in the three and six months ended January 31, 2012 related to the income tax refund and related interest received in the period. These decreases were partially offset by acquisition related expenses for Ultrasonix of $662 as well as increased compensation costs driven by annual merit increases. Also offsetting these decreases were increased depreciation from additional investments made in our information technology infrastructure.

Other income (expense), net

Other income (expense), net is summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Other income (expense), net:
Interest income, net	$95	$133	$208	$269
Gain on sale of other investments	-	2,500	-	2,500
Other, net	(497)	322	(1,516)	497
Total	$(402)	$2,955	$(1,308)	$3,266

Other income (expense), net during the three and six months ended January 31, 2013, consisted predominantly of foreign currency transaction exchange losses by our foreign subsidiaries in Denmark and China due primarily to the strengthening US dollar in the current period.

Other income (expense), net during the three and six months ended January 31, 2012, consisted predominantly of a gain from the sale of our 25% equity interest in our China-based affiliate for $2,500, the book value of which was written off in fiscal year 2006.

Provision for income taxes

The provision (benefit) for income taxes and the effective tax rates are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Provision for income taxes	$3,592	$(8,869)	$5,740	$(7,000)
Effective tax rate	27%	-83%	29%	-42%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rates for the three and six months ended January 31, 2013 were lower than the statutory rate of 35% due primarily to a discrete tax benefit of $466 for the reinstatement of the federal research and experimentation credit back to January 1, 2012 from the American Taxpayer Relief Act of 2012 and the lower foreign tax rates as compared to the statutory rate of 35%.

The effective tax rates for the three and six months ended January 31, 2012 were lower than the statutory rate of 35% due primarily to a refund of $12,007 in the second quarter of fiscal year 2012 as the result of the completion of an Internal Revenue Service, or IRS, audit of federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008. The refund was largely the result of Federal research and experimentation credits that carryover from the fiscal years 1991 through 2000 into the audited returns. We recorded a tax benefit for this refund, including the related interest, in the unaudited consolidated statement of operations of $10,025 in the three and six months ended January 31, 2012. Related to the refund and interest were contingent professional fees of $2,714 that were recorded in general and administrative expenses in the unaudited condensed consolidated statement of operations in the three and six months ended January 31, 2012. In connection with the conclusion of the IRS audit, we recorded a benefit from the reversal and re-measurement of related tax reserves of $2,308 in the unaudited condensed consolidated statement of operations in the three and six months ended January 31, 2012.

Net income and diluted net income per share

Net income and diluted net income per share for the three and six months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net income	$9,809	$19,615	$14,190	$23,641
% of net revenue	7.1%	15.5%	5.5%	9.7%
Diluted net income per share	$0.78	$1.59	$1.13	$1.88

The decrease in net income and diluted net income per share for the three and six months ended January 31, 2013 versus the prior year comparable period was due primarily to a refund of $12,007 in the second quarter of fiscal year 2012 as the result of the completion of an IRS audit of federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008 as well as the gain from the sale of our 25% equity interest in our China-based affiliate for $2,500. We recorded a tax benefit for the refund, including the related interest, in the unaudited condensed consolidated statement of operations of $10,025 in the three and six months ended January 31, 2012. These decreases were offset by improvement in our operating results during the three and six months ended January 31, 2013.

Liquidity and capital resources

Key liquidity and capital resource information are summarized as follows.

	January 31, 2013	July 31, 2012
Cash and cash equivalents	$175,125	$187,011
Working capital	320,991	308,856
Long-term debt	-	-

Cash and cash equivalents at January 31, 2013 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at January 31, 2013 and July 31, 2012 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Subsequent to the end of our fiscal second quarter, on March 2, 2013, we reduced our cash and cash equivalents by approximately $83,000 in connection with our acquisition of Ultrasonix.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at January 31, 2013, due to the short term maturities of these instruments.

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

Cash flows

Sources and uses of cash flows are summarized as follows:

	Six months ended January 31,
	2013	2012
Net cash provided by operating activities	$7,328	$38,169
Net cash used for investing activities	(12,914)	(14,750)
Net cash used for financing activities	(7,466)	(17,720)
Effect of exchange rate changes on cash	1,166	(1,049)
Net (decrease) increase in cash and cash equivalents	$(11,886)	$4,650

The cash flows provided by operating activities in the six months ended January 31, 2013 decreased from the six months ended January 31, 2012 due primarily to the receipts of the tax refund of $12,007 during the second quarter of 2012 and an increase in inventories of $16,377 during the six months ended January 31, 2013 primarily due to demand related inventory purchases.

The cash flows provided by operating activities in the six months ended January 31, 2013 primarily reflects our income from operations of $21,238, non-cash charges for depreciation and amortization expenses and share based compensation of $8,043, and $5,954, respectively. Also contributing to the cash provided by operating activities was a decrease in accounts receivable of $10,168. The cash provided by operating activities was largely offset by increases in inventory, other current assets and refundable income taxes of $16,377, $3,055, and $1,150, as well as decreases in accrued liabilities and accrued income taxes of $9,045 and $2,767, respectively. The decrease in accounts receivable was due primarily to lower sales volumes in the three months ended January 31, 2013 as compared to the fourth quarter of fiscal year 2012. The increase in inventory was due primarily to demand related inventory purchases. The decrease in accrued liabilities was due primarily to the payment of bonuses and severance. The decrease in accrued income taxes was due primarily to tax payments made in the first and second quarter of fiscal year 2013. The decrease in advance payments and deferred revenue was due primarily to timing of when our obligations to our customers were completed and revenue was earned.

The cash flows generated from operating activities of our continuing operations in the six months ended January 31, 2012 primarily reflects our tax refund of $12,007, income from operations of $13,375, non-cash charges for depreciation and amortization expenses of $9,205 and share-based compensation expense of $5,401. Also contributing to the increase was a decrease in accounts receivable of $9,343. The positive impact of our operating earnings on cash flows was partially offset by decreases in accrued liabilities and accounts payable of $6,927 and $5,008, respectively. The decrease in accounts receivable was due primarily to improved collections and a decrease in unbilled receivables of approximately $2,000 on engineering projects due to the timing of completing milestones. The decrease in accrued liabilities was due primarily to the payment of bonuses and severance partially offset by additional bonus accrual for fiscal year 2012. The decrease in accounts payable was due primarily to the timing of vendor payments.

The net cash used for investing activities in the six months ended January 31, 2013 and 2012, were driven by purchases of property, plant, and equipment of $12,914 and $17,250, respectively, as well as the gain from the sale of our 25% equity interest in our China-based affiliate for $2,500 during the six months ended January 31, 2012.

The net cash used for financing activities in the six months ended January 31, 2013 primarily reflects $6,024 used to repurchase common stock, $4,443 of employee reimbursements in shares for taxes related to vested employee restricted stock awards, and $2,664 of dividends paid to shareholders, partially offset by $4,035 of proceeds related to the issuance of stock primarily from the exercise of employee stock options. The net cash used for financing activities in the six months ended January 31, 2012 was driven by $15,612 used to repurchase common stock and $2,609 of dividends paid to shareholders. We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

On October 11, 2011, we entered into a five-year revolving credit agreement with three banks for which Sovereign Bank acts as Administrative Agent, which we refer to as the Credit Agreement. The Credit Agreement provides $100,000 in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $150,000 in aggregate and obligations under the new credit facility are guaranteed by our material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiary. The Credit Agreement requires us to maintain a certain leverage ratio and a certain interest coverage ratio. We were in full compliance with these requirements at January 31, 2013. We currently also have approximately $4,000 in other revolving credit facilities with banks available for direct borrowings. We did not have any borrowing outstanding under credit facilities at January 31, 2013 and July 31, 2012.

Subsequent to the end of our second quarter, on March 2, 2013, we completed our acquisition of all the outstanding stock of Ultrasonix Medical Corporation, which we refer to as Ultrasonix, a privately held company located in Vancouver, Canada. Ultrasonix is a supplier of advanced ultrasound systems for point-of-care and general imaging applications with over 5,000 systems installed worldwide. The acquisition was undertaken by us in order to accelerate our expansion into the point-of-care ultrasound market. The net purchase price was comprised of a cash payment of approximately $83,000 from our existing cash on hand, subject to a final adjustment as provided in the purchase agreement.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we have identified transactions involving our Danish subsidiary, BK Medical, and certain of our foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. We have voluntarily disclosed this matter to the Danish government, the United States Department of Justice, and the Securities and Exchange Commission, and are cooperating with an inquiry by the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects and have terminated the employment of BK Medical employees that were involved in the transactions. We have also wound down, or are in the process of winding down, our relationship with the BK Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom we have decided to wind down BK Medical’s relationship represented less than 0.3% and 2.5% of our total revenue in each of the three and six months ended January 31, 2013 and 2012, respectively. During the second quarter of fiscal years 2013 and 2012, we incurred inquiry-related costs of $330 and $207 in connection with this matter, respectively. During the six months ended January 31, 2013, we incurred inquiry-related costs of $405 in connection with this matter. During the six months ended January 31, 2012, the Company incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,204 in connection with this matter.

Recent accounting pronouncements

For a discussion of new accounting standards, please read Note 2, Recent accounting pronouncements to our unaudited condensed consolidated financial statements included within this report.

Critical accounting policies

The accompanying discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our most critical accounting policies have a significant impact on the preparation of these unaudited condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We continue to have the same critical accounting policies as are described in Item 7, beginning on page 41, in our Annual Report on Form 10-K for fiscal year 2012 filed with the SEC on October 4, 2012. Those policies and the estimates involved in their application relate to revenue recognition; inventory reserves; share-based compensation; warranty reserves; purchase price allocation for business combinations; impairment of goodwill and indefinite lived intangible assets; income tax contingencies; and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts in this Item 3 are in thousands.

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Canadian dollar, Danish kroner, and Euro. A 10% devaluation in the functional currencies, relative to the U.S. dollar, at January 31, 2013 and July 31, 2012 would result in a reduction of stockholders’ equity of approximately $1,269 and $697, respectively.

At January 31, 2013, we had forward contracts outstanding with notional amounts totaling $16,829 in the Canadian Dollar. These contracts have been designated as cash flow hedges, and the unrealized gains of $25 net of tax, on these contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During the three and six months ended January 31, 2013, we recorded approximately $27 and $140, respectively, of realized gains included in cost of revenues and operating expenses in our unaudited condensed consolidated statements of operations. We expect all contracts currently outstanding to settle as of January 31, 2014, and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At January 31, 2013, we did not have any marketable securities having maturities from the time of purchase in excess of three month. Total interest income for the three and six months ended January 31, 2013 was $95 and $208, respectively. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information about purchases by us of our equity securities during the three months ended January 31, 2013 (dollars and shares in thousands except average price paid per share).

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
11/1/2012-11/30/2012	13,935	$72.78	13,935	$16,604
12/1/2012-12/31/2012	15,227	71.14	15,068	15,533
1/1/2013-1/31/2013	380	75.79	-	15,533

Total	29,542	-	29,003	15,533

(1)	Includes 159 and 380 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards in December 2012 and January 2013, respectively.
(2)	During the second quarter of fiscal year 2013, we repurchased 29,003 shares of our common stock in open-market transactions for $2,087 at an average purchase price of $71.91 per share. These shares were purchased pursuant to a repurchase program authorized by our Board of Directors that was announced on December 8, 2011 to repurchase up to $30.0 million of our common stock.
(3)	For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Item 6.	Exhibits

Exhibit		Description
10.1		Restricted Stock Unit Agreement between Analogic Corporation and James Green dated March 8, 2013

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	**	XBRL Taxonomy Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at January 31, 2013 and July 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2013 and January 31, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended January 31, 2013 and January 31, 2012, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2013 and January 31, 2012 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

ANALOGIC CORPORATION

Date: March 12, 2013	/s/ James W. Green
James W. Green
President and Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2013	/s/ Michael L. Levitz
Michael L. Levitz
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Description
10.1		Restricted Stock Unit Agreement between Analogic Corporation and James Green dated March 8, 2013

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	**	XBRL Taxonomy Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at January 31, 2013 and July 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2013 and January 31, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended January 31, 2013 and January 31, 2012, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2013 and January 31, 2012 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.