Form 10-Q
period 2013-04-30
ANALOGIC CORP
filed 2013-06-10
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

The number of shares of common stock outstanding at May 31, 2013 was 12,250,096.

ANALOGIC CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	April 30, 2013	July 31, 2012
Assets
Current assets:
Cash and cash equivalents	$91,347	$187,011
Accounts receivable, net of allowance for doubtful accounts of $2,709 and $344 as of April 30, 2013 and July 31, 2012, respectively	86,830	96,117
Inventory	141,064	108,944
Refundable and deferred income taxes	10,102	9,786
Other current assets	10,351	6,937
Total current assets	339,694	408,795
Property, plant, and equipment, net	107,969	96,769
Intangible assets, net	57,121	34,340
Goodwill	50,229	1,849
Deferred income taxes	5,658	10,749
Other assets	5,938	5,494
Total Assets	$566,609	$557,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,348	$38,200
Accrued liabilities	37,376	41,746
Advance payments and deferred revenue	13,553	14,323
Accrued income taxes	-	5,670
Total current liabilities	82,277	99,939

Long-term liabilities:
Accrued income taxes	4,541	4,675
Other long-term liabilities	8,462	7,063
Total long-term liabilities	13,003	11,738

Commitments and guarantees (Note 13)

Stockholders’ equity:
Common stock, $.05 par value	613	608
Capital in excess of par value	110,882	100,222
Retained earnings	353,275	343,186
Accumulated other comprehensive income	6,559	2,303
Total stockholders’ equity	471,329	446,319
Total Liabilities and Stockholders’ Equity	$566,609	$557,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net revenue:
Product	$121,188	$115,094	$366,498	$351,290
Engineering	4,577	6,176	17,688	14,270
Total net revenue	125,765	121,270	384,186	365,560
Cost of sales:
Product	72,341	71,613	218,355	218,549
Engineering	4,284	4,905	16,206	12,388
Total cost of sales	76,625	76,518	234,561	230,937
Gross profit	49,140	44,752	149,625	134,623
Operating expenses:
Research and product development	16,127	13,106	46,324	42,313
Selling and marketing	13,540	10,925	37,062	31,995
General and administrative	12,265	10,848	37,793	37,067
Restructuring	496	-	496	-
Total operating expenses	42,428	34,879	121,675	111,375
Income from operations	6,712	9,873	27,950	23,248
Other income (expense):
Interest income, net	76	98	284	367
Gain on sale of other investments	-	-	-	2,500
Other, net	114	325	(1,402)	822
Total other income (expense), net	190	423	(1,118)	3,689
Income before income taxes	6,902	10,296	26,832	26,937
Provision for (benefit from) income taxes	1,678	2,966	7,418	(4,034)
Net income	$5,224	$7,330	$19,414	$30,971
Net income per common share:
Basic	$0.42	$0.60	$1.58	$2.48
Diluted	$0.41	$0.59	$1.54	$2.45
Weighted average shares outstanding:
Basic	12,305	12,227	12,300	12,470
Diluted	12,620	12,433	12,584	12,636

Dividends declared and paid per share:	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net income	$5,224	$7,330	$19,414	$30,971
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,377)	816	4,343	(4,275)
Unrealized gains (losses) on foreign currency forward contracts, net of tax (benefit) provision of ($38) and $14 for the three months ended April 30, 2013 and 2012, respectively, and ($48) and $23 for the nine months ended April 30, 2013 and 2012, respectively.	(70)	17	(87)	41

Total other comprehensive (loss) income, net of tax	(1,447)	833	4,256	(4,234)

Total other comprehensive income	$3,777	$8,163	$23,670	$26,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$19,414	$30,971
Adjustments to reconcile net income to net cash provided by operating activities
Provision for deferred income taxes	3,761	846
Depreciation and amortization	12,537	13,729
Share-based compensation expense	7,957	7,716
Excess tax benefit from share-based compensation	(1,992)	26
Other	779	222
Gain on sale of other investments	-	(2,500)
Net changes in operating assets and liabilities:
Accounts receivable	15,885	9,648
Inventory	(22,292)	(9,013)
Refundable income taxes	(4,226)	-
Other current assets	(940)	1,598
Accounts payable	(12,011)	5,849
Accrued liabilities	(4,286)	(4,930)
Advance payments and deferred revenue	(1,346)	4,060
Accrued income taxes	(3,709)	773
Other liabilities	1,594	271
Total net changes in operating assets and liabilities:	(31,331)	8,256
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,125	59,266

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(19,802)	(22,491)
Acquisition of business, net of cash acquired	(79,273)	-
Proceeds from the sale of other investments	-	2,500
NET CASH USED FOR INVESTING ACTIVITIES	(99,075)	(19,991)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	5,086	1,124
Shares repurchased for taxes for vested employee restricted stock awards	(4,498)	-
Borrowings of other credit facilities	2,230	-
Repayments of other credit facilities	(3,014)	-
Contingent consideration payment	(340)	-
Excess tax benefit from share-based compensation	1,992	(26)
Purchase of common stock	(6,020)	(15,795)
Dividends paid to shareholders	(3,889)	(3,763)
NET CASH USED FOR FINANCING ACTIVITIES	(8,453)	(18,460)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	739	(926)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(95,664)	19,889

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,011	169,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,347	$189,545

Supplemental disclosure of non-cash investing and financing activities from continuing operations were as follows:

We have included within accounts payable and accrued liabilities amounts due on the construction of manufacturing facilities in Shanghai, China, and State College, PA, of $663 and $1,755 at April 30, 2013 and July 31, 2012, respectively. We also had $250 of other property, plant, and equipment that was included in accounts payable at April 30, 2013. We have included within accrued liabilities amounts due on the construction of manufacturing facilities in Shanghai, China of $1,560 and $1,785 at April 30, 2012 and July 31, 2011, respectively. In connection with the March 2, 2013 acquisition of Ultrasonix Medical Corporation, a privately held company located in Vancouver, Canada, which we refer to as Ultrasonix, we currently estimate paying $659, primarily due to the sale of U.S. assets to us, to the former stockholders of Ultrasonix as part of the final calculation of the purchase price.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Basis of Presentation:

Company

Analogic Corporation, which we refer to as “we,” “us,” and “our,” is a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to original equipment manufacturers, which we refer to as “OEMs,” and end users primarily in the healthcare and airport security markets. We are recognized worldwide for advancing state-of-the-art technology in the areas of computed tomography, which we refer to as “CT,” ultrasound, magnetic resonance imaging, which we refer to as “MRI,” digital mammography, and CT-based automated threat detection systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into clinical end-user markets through our direct worldwide sales force under the brand names BK Medical and Ultrasonix. Our business is strategically aligned into three business segments—Medical Imaging, Ultrasound, and Security Technology. We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended April 30, 2013 and 2012 represent the third quarters of fiscal years 2013 and 2012, respectively.

Our top ten customers combined for approximately 67% and 72% of our total net revenue for the three months ended April 30, 2013 and 2012, respectively, and 68% and 67% of our total net revenue for the nine months ended April 30, 2013 and 2012, respectively. We had three customers in each of the three and nine months ended April 30, 2013 and 2012 which individually accounted for 10% or more of our net revenue. These customers are set forth in the table below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Koninklijke Philips Electronics N.V. (“Philips”)	14%	16%	14%	16%
L-3 Communications Corporation (“L-3”)	13%	11%	12%	(* )
Toshiba Corporation	(* )	(* )	11%	10%
Siemens AG	11%	11%	(* )	11%

Note (*): Total net revenue was less than 10% in this period.

L-3 accounted for 17% and 18% of net accounts receivable at April 30, 2013 and July 31, 2012, respectively. Philips accounted for 14% and 13% of net accounts receivable at April 30, 2013 and July 31, 2012, respectively. General Electric Corporation accounted for 10% of net accounts receivable at July 31, 2012.

The unaudited condensed consolidated financial statements presented herein include the accounts of us and our subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10% to 50%, and where we exercise significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

General

Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission, which we refer to as the SEC, for quarterly reports on Form 10-Q. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and nine months ended April 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2013, which we refer to as fiscal year 2013, or any other interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2012, which we refer to as fiscal year 2012, included in our Annual Report on Form 10-K as filed with the SEC on October 4, 2012. The accompanying unaudited condensed consolidated balance sheet as of July 31, 2012 contains data derived from our audited financial statements, but do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America, or “U.S. GAAP”, for complete financial statements.

Basis of Presentation

Certain financial statement items have been reclassified to conform to the current period presentation.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. Recent Accounting Pronouncements:

Recently adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board, or the “FASB”, issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP, and International Financial Reporting Standards, or “IFRS”. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Furthermore, this update does not affect how earnings per share is calculated or presented. This update is effective for annual periods beginning after December 15, 2011, and all periods thereafter and is applied retrospectively. The adoption of this update did not have an impact on our financial condition or results of operations.

Comprehensive Income

In January 2013, the FASB issued an update which seeks to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for the annual or interim reporting periods beginning after December 15, 2012. We adopted this standard in the third quarter of fiscal year 2013 and presented this information in Note 15. The adoption of this standard did not have an impact on our financial condition or results of operations.

Not yet effective

Testing indefinite-lived intangible assets for impairment

In July 2012, the FASB issued an update regarding testing indefinite-lived intangible assets for impairment. This update gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for the interim period ended October 31, 2013, and is not expected to have an impact on our financial condition or results of operations. Early adoption is permitted.

Foreign currency matters

The FASB issued an update which amends guidance on foreign currency matters and consolidations to address diversity in practice related to the release of cumulative translation adjustments, or “CTA”, into earnings upon the occurrence of certain derecognition events. The update reflects a compromise between the CTA release guidance included within foreign currency matters and the loss of control concepts included within consolidation guidance. It precludes the release of CTA for derecognition events that occur within a foreign entity, unless such events represent a complete or substantially complete liquidation of the foreign entity. Derecognition events related to investments in a foreign entity result in the release of all CTA related to the derecognized foreign entity, even when a noncontrolling financial interest is retained. The update also amends guidance on business combinations and for transactions that result in a company obtaining control of a business in a step acquisition by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The update is effective for fiscal years beginning after December 15, 2013. This update should be applied prospectively and prior periods should not be adjusted. This update is not expected to have an impact on our financial condition or results of operations. Early adoption is permitted as of the beginning of an entity’s fiscal year.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Business Combinations

Ultrasonix Medical Corporation

On March 1, 2013, we completed our acquisition of all of the outstanding equity securities of Ultrasonix Medical Corporation, a Nevada Corporation, whose principal assets included customer lists and intangibles related solely to sales destined to the U.S. On March 2, 2013, we completed our acquisition of all the outstanding equity securities of Ultrasonix Medical Corporation, a Canadian Corporation, pursuant to a “plan of arrangement” under Canadian law. Ultrasonix is a supplier of advanced ultrasound systems for point-of-care and general imaging applications. The acquisition was undertaken by us in order to accelerate our expansion into the point-of-care ultrasound market. The estimated purchase price, net of cash acquired, is $79,932, which consists of cash of approximately $79,273 paid at closing and an estimate of $659 remaining to be paid to former shareholders of Ultrasonix, primarily due to the sale of U.S. assets to us. The net purchase price has not been finalized and is subject to a final working capital adjustment as provided in the purchase agreement. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date. As of the date of filing this Quarterly Report on Form 10-Q, the purchase accounting has not been finalized mainly due to the fact that (i) the working capital adjustments under the purchase agreement are in process of being negotiated with the sellers and (ii) the evaluation of the utilization of certain foreign tax losses and credits have not been completed. The following table summarizes the preliminary purchase price allocation that includes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of March 2, 2013:

Cash		$366
Accounts receivable (A)		6,485
Inventory (B)		9,361
Prepaids and other assets		2,861
Property, plant, and equipment		311
Goodwill		48,380
Intangible assets:
Developed technology (estimate useful life of 10 years)	5,900
Customer relationships (weighted-average useful life of 10.6 years)	18,700
Tradename (estimate useful life of 2 years)	900

Total intangible assets		25,500
Other assets		72

Total assets acquired		93,336
Accounts payable and accrued expenses		(5,377)
Deferred revenue (B)		(813)
Accrued warranty		(1,169)
Debt		(784)
Deferred taxes		(4,895)

Total liabilities assumed		(13,038)

Total purchase price		$80,298

(A)	The gross amount due is $8,720, of which $2,235 is expected to be uncollectible. We did not acquire any other class of receivables other than trade receivables as a result of the acquisition of Ultrasonix.
(B)	The inventory fair value and deferred revenue adjustments will be amortized over 5 months and 4.5 years, respectively.

In determining the purchase price allocation, we considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for Ultrasonix products and services. The fair value of developed technology and trade name intangible assets were based upon the relief from royalty approach while the customer relationships intangible asset was based upon the excess earnings income approach. The rate used to discount the estimated future net cash flows to their present values for each intangible asset was based upon a weighted average cost of capital calculation. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Ultrasonix.

The total weighted average amortization period for the intangible assets is approximately 10 years. The intangible assets are being amortized on an economic consumption basis, which is consistent with the pattern that the economic benefits of the intangible

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

assets are expected to be utilized based upon estimated cash flows generated from such assets. Goodwill associated with the acquisition was primarily attributable to the opportunities from the addition of Ultrasonix’s product portfolio which complements our direct Ultrasound business suite of products. The goodwill attributable to the U.S. will be deductible for tax purposes over the statutory 15 year period. The goodwill attributable to non-U.S. jurisdictions is not deductible for tax purposes.

During the three and nine months ended April 30, 2013, we incurred $548 and $1,210 of acquisition-related costs, respectively, primarily relating to legal fees and due diligence related expenses. These expenses are included in general and administrative expenses in our unaudited condensed consolidated statement of operations.

Our unaudited consolidated financial statements include the results of Ultrasonix, which is included in our Ultrasound segment results, from the date of acquisition. For the period of March 2, 2013 to April 30, 2013, Ultrasonix contributed revenues of approximately $3,432 and a net loss of ($2,658). The following unaudited pro forma information for the three and nine months ended April 30, 2013 and 2012 presents consolidated information as if the business combination had occurred on August 1, 2011, which is the first day of our fiscal year 2012:

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Net revenue	$128,865	$128,934
Net income	5,045	6,622
Net income per share, basic	0.41	0.54
Net income per share, diluted	0.40	0.53

	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
Net revenue	$407,575	$392,987
Net income	20,011	26,918
Net income per share, basic	1.63	2.16
Net income per share, diluted	1.59	2.13

The pro forma results above have been calculated after adjusting the results of Ultrasonix to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from August 1, 2011 with the consequential tax effects. The pro forma results for the three months ended April 30, 2013 and 2012 include $1,210 and $1,190 of expenses related to the amortization of the trade name, developed technology, customer relationships and inventory fair value and deferred revenue adjustments from the purchase accounting, respectively. The three months ended April 30, 2013 were adjusted to exclude acquisition-related expenses of $548. The nine months ended April 30, 2013 were adjusted to exclude the acquisition-related expenses of $1,210 and the nine months ended April 30, 2012 were adjusted to include the acquisition related expenses of $1,210. The pro forma results for the nine months ended April 30, 2013 and 2012 also includes $3,602 and $6,632, respectively, of expenses related to the amortization of the trade name, developed technology, customer relationships and inventory fair value and deferred revenue adjustments from the purchase accounting, respectively.

4. Share-Based Compensation:

The following table presents share-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Cost of product sales	$127	$142	$533	$461
Cost of engineering sales	223	-	918	-
Research and product development	340	633	1,508	2,157
Selling and marketing	181	238	713	912
General and administrative	1,133	1,302	4,285	4,186
Total share-based compensation expense before tax	$2,004	$2,315	$7,957	$7,716

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

We recognize compensation expense on performance-based restricted stock awards with earnings per share, or “EPS,” related and total shareholder return, or “TSR,” related conditions along with time-based stock options and restricted stock awards as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Performance based EPS related condition compensation expense	$9	$557	$2,504	$3,225
Performance based TSR related condition compensation expense	815	1,067	2,422	2,644
Total performance-based stock compensation expense	824	1,624	4,926	5,869
Time based stock options and restricted stock awards	1,180	691	3,031	1,847
Total share-based compensation expense before tax	$2,004	$2,315	$7,957	$7,716

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

During the three months ended April 30, 2013 and 2012, we granted 16,611 and 2,458 non-qualified stock options, respectively, with weighted average grant-date fair values of $27.90 and $20.50, respectively. During the nine months ended April 30, 2013 and 2012, we granted 115,429 and 125,684 non-qualified stock options, respectively, with weighted average grant-date fair values of $25.25 and $16.44, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes valuation model with the following assumptions for the three and nine months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Expected option term (1)	5.47 years	5.37 years	5.42 years	5.34 years
Expected volatility factor (2)	41%	42%	41%	42%
Risk-free interest rate (3)	0.91%	0.89%	0.80%	0.95%
Expected annual dividend yield (4)	0.52%	0.71%	0.57%	0.87%

(1)	The option life term factor was estimated using historical data.
(2)	The expected volatility factor for each grant is determined based on the review of historical daily price changes of our common stock over the expected option term.
(3)	The risk free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

We had 318,378 and 454,959 performance contingent restricted stock units, or “RSUs”, outstanding as of April 30, 2013 and 2012, respectively. These RSUs represent the target awards and vest if specific pre-established levels of performance have been achieved at the end of a three-year performance cycle. The three-year performance cycles for RSUs outstanding at April 30, 2013 end on July 31, 2013, 2014, and 2015. The three-year performance cycles for restricted stock shares/units outstanding at April 30, 2012 ended or will end on July 31, 2012, 2013, and 2014. The actual number of RSUs to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award. We grant performance contingent RSUs with either an EPS related performance condition or a TSR related performance condition as determined against a specified peer group. During the three and nine months ended April 30, 2013, we granted 537 and 31,806 RSUs, respectively, with an EPS related performance condition and 413 and 24,469 RSUs, respectively, with a TSR related performance condition. During the three and nine months ended April 30, 2012, we granted 819 and 37,493 RSUs, respectively, with an EPS related performance condition and 819 and 37,493 RSUs, respectively, with a TSR related performance condition. As of April 30, 2013, of the 318,378 RSUs outstanding, 188,264 had an EPS related performance condition and 130,114 had a TSR related performance condition.

We estimate the fair value of RSUs that vest based on time or with an EPS related condition by the quoted market price of our common stock on the date of grant. We estimate the fair value of TSR performance based RSUs based on the use of a Monte-Carlo Simulation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For RSUs with an EPS related condition, we recognize compensation expense over the performance period, net of estimated forfeitures, based on the number of RSUs that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is done each quarter and changes in forecast estimates and actual results can result in significant expense fluctuations due to the cumulative catch-up adjustment.

For RSUs with a TSR related condition, we recognize compensation expense on a straight-line basis, net of estimated forfeitures, over an average derived service period of 2.7 years for the awards granted in fiscal years 2011, 2012, and 2013. The total compensation expense for RSUs with a TSR related condition is not contingent on the performance outcome. The weighted average grant date fair value of RSUs granted with a TSR related condition was $106.45 and $97.31 for the nine months ended April 30, 2013 and 2012, respectively. The fair value of the RSUs with a TSR related condition at date of grant was estimated using a Monte-Carlo Simulation model with the following assumptions:

	Nine Months Ended April 30,
	2013	2012
Stock Price (1)	$70.04	$57.81
Expected volatility factor (2)	28%	29%
Risk-free interest rate (3)	0.32%	0.33%
Expected annual dividend yield (4)	0.00%	0.00%

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility factor for each grant is determined based on the historical volatility for the peer group companies over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

During the nine months ended April 30, 2013, we issued approximately $5,086 of common stock pursuant to the exercise of stock options and employee stock purchase plan, and vesting of restricted stock. We have also repurchased shares from employees to cover their taxes on vested employee restricted stock awards of $4,498 during the nine months ended April 30, 2013.

5. Derivative Instruments

Certain revenue and/or expenses of our foreign operations are transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses. We assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a forecasted transaction is no longer probable to occur, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

At April 30, 2013, we had forward contracts outstanding with notional amounts totaling $11,557 in the Canadian dollar. These contracts have been designated as cash flow hedges, and the unrealized loss of $44, net of tax, on these contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During the three months ended April 30, 2013 and 2012, we recorded approximately ($81) and $61, respectively, of realized (losses) gains included in cost of revenues and operating expenses in our unaudited condensed consolidated statements of operations. During the nine months ended April 30, 2013 and 2012, we recorded approximately $59 and $61 of realized gains included in cost of revenues and operating expenses in our unaudited condensed consolidated statements of operations. We expect all contracts currently outstanding to settle as of January 31, 2014 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

6. Fair Value Measurements:

We measure the fair value of our financial assets and liabilities and non-financial assets and liabilities at least annually using a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our cash equivalents at April 30, 2013 and July 31, 2012 are comprised primarily of demand deposits at highly rated financial institutions.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at April 30, 2013 and July 31, 2012:

	Fair Value Measurements at April 30, 2013
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$-	$751	$-	$751
Plan assets for deferred compensation (A)	2,572	-	-	2,572
Total assets	$2,572	$751	$-	$3,323
Foreign currency forward contracts	$-	$69	$-	$69
Total liabilities	$-	$69	$-	$69

	Fair Value Measurements at July 31, 2012
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Carrying Value
Cash equivalents	$-	$14,590	$-	$14,590
Foreign currency forward contracts	-	66	-	66
Plan assets for deferred compensation (A)	1,693	-	-	1,693
Total assets	$1,693	$14,656	$-	$16,349
Contingent consideration (B)	$-	$-	$460	$460
Total liabilities	$-	$-	$460	$460

(A)	Assets held in the deferred compensation plan will be used to pay benefits under our non-qualified deferred compensation plan. The investments consist primarily of mutual funds.
(B)	The amount of contingent consideration related to the acquisition to acquire certain assets of an OEM ultrasound transducer and probe business in November 2010. During our quarter ended January 31, 2013, we paid $435 in contingent consideration and have no further obligation.

7. Goodwill and Other Intangible Assets:

The carrying amount of goodwill at April 30, 2013 and July 31, 2012 was $50,229 and $1,849, respectively. The increase in goodwill and other intangible assets was due to our acquisition of Ultrasonix. For further information relating to the acquisition, please see Note 3.

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, trade names, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding the trade name of Copley Controls as it is considered to have an indefinite life, are between 1 to 14 years.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible assets at April 30, 2013 and July 31, 2012 consisted of the following:

	April 30, 2013			July 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	$18,091	$6,038	$12,053	$12,191	$4,974	$7,217
Customer relationships	44,140	9,427	34,713	25,440	7,824	17,616
Trade names	8,507	52	8,455	7,607	-	7,607
In-process research and development	1,900	-	1,900	1,900	-	1,900
Total	$72,638	$15,517	$57,121	$47,138	$12,798	$34,340

Amortization expense related to intangible assets was $1,187 and $766, for the three months ended April 30, 2013 and 2012, respectively, and $2,719 and $2,298 for the nine months ended April 30, 2013 and 2012, respectively.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2013 (remaining three months)	$1,184
2014	7,604
2015	7,628
2016	6,666
2017	5,950
2018 (first nine months)	3,750

$32,782

We perform our annual impairment test for goodwill and indefinite lived intangible assets during the second quarter of each fiscal year. In the second quarter of fiscal year 2013, we performed the annual impairment test for our goodwill of $1,849 at December 31, 2012 that relates to our 2008 acquisition of Copley Controls, all of which is in our OEM reporting unit in the Medical Imaging segment. We elected to bypass the qualitative assessment and proceeded to Step 1 of the impairment test by comparing the fair value of the OEM reporting unit in the Medical Imaging segment to its carrying value. Our approach considered both the market approach and income approach with equal weight assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples and a control premium which was determined based on an analysis of control premiums for relevant recent acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. We determined that the fair value of the reporting unit was in excess of the carrying value of the net assets of the reporting unit by greater than 70%, and thus it was not necessary for us to perform step two of the impairment test for the goodwill.

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

For the in-process research and development, which represents our investment of $1,900 in a start-up company with proprietary technology expected to be utilized in our Ultrasound segment, we compared the fair value of the in-process research and development using the income approach to its carrying value during the second quarter of fiscal year 2013. The income approach utilized a discount rate which was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales from the in-process research and development. We determined that the fair value of the in-process research and development was more than its carrying value by greater than 100%. We expect to begin amortizing the in-process research and development over the product life cycle once production of the product begins, which is expected within the next twelve to twenty four months.

The goodwill acquired as the result of our acquisition of Ultrasonix has not been assigned to a specific reporting unit as of the date of this filing.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Restructuring Charge:

During the third quarter of fiscal year 2013, we commenced the process of consolidating manufacturing and certain support activities currently conducted at Ultrasonix with operations at our existing facilities, which we refer to as the Ultrasonix manufacturing consolidation.

In addition to the Ultrasonix manufacturing consolidation initiated during the third quarter of fiscal year 2013, subsequent to our third quarter of fiscal year 2013, we approved a plan of restructuring to streamline our business and realize synergies and to further optimize our overall operational footprint. As part of the plan, we will close our ultrasound transducer operation in Englewood, Colorado. Activities at the Englewood facility will be consolidated with our existing ultrasound transducer operation in State College, Pennsylvania.

We expect to complete the Ultrasonix manufacturing consolidation and these other restructuring activities by the fourth quarter of our fiscal year ending July 31, 2014, which we refer to as fiscal year 2014. We expect to incur total pre-tax charges of approximately $5,000, consisting of (i) $496 in total pre-tax charges primarily relating to the Ultrasonix manufacturing consolidation which were recognized in our condensed consolidated statement of operations under restructuring in the third quarter of fiscal year 2013; (ii) facility-related charges, including charges in connection with the closure of the Englewood facility, of approximately $500; and (iii) employee termination charges, including charges in connection with the closure of the Englewood facility and optimization of our global operations, of approximately $4,000. Of the $4,500 to be incurred subsequent to the third quarter of fiscal year 2013, we expect to incur $3,500 in the fourth quarter of fiscal year 2013, and $1,000 in fiscal year 2014. Of the total pre-tax charges of approximately $5,000, we expect approximately $3,600, $1,200, and $200 will be included in the operating results of our Ultrasound segment, Medical Imaging segment, and Security Technology segment, respectively.

The following table summarizes charges related to accrued restructuring charge activity for the nine months ended April 30, 2013:

Workforce Reduction
Balance at July 31, 2012	$277
Restructuring Charge	-
Cash payments	(284)
Foreign exchange	7
Balance at October 31, 2012	$-
Restructuring Charge	-
Cash payments	-
Foreign exchange	-
Balance at January 31, 2013	$-
Restructuring Charge	496
Cash payments	(37)
Foreign exchange	6
Balance at April 30, 2013	$465

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. Balance Sheet Information:

Additional information for certain balance sheet accounts for the dates indicated is as follows:

	As of April 30, 2013	As of July 31, 2012
Accounts receivable, net of allowance:
Billed	$82,942	$91,143
Unbilled (A)	3,888	4,974
	$86,830	$96,117
Inventory:
Raw materials	$95,041	$73,657
Work-in-process	10,134	9,994
Finished goods	35,889	25,293
	$141,064	$108,944
Accrued liabilities:
Accrued employee compensation and benefits	$20,414	$25,153
Accrued restructuring charges	465	277
Accrued warranty	6,455	5,634
Other	10,042	10,682
	$37,376	$41,746
Advance payments and deferred revenue:
Deferred revenue (B)	$10,270	$11,551
Customer deposits	3,283	2,772
	$13,553	$14,323

(A)	Total unbilled receivables at April 30, 2013 and July 31, 2012 were $6,331 and $7,652, respectively. At April 30, 2013 and July 31, 2012, the long-term portion of unbilled receivables of $2,443 and $2,678, respectively, was included in non-current other assets.
(B)	Total deferred revenue at April 30, 2013 and July 31, 2012 was $11,636 and $12,267, respectively. At April 30, 2013 and July 31, 2012, the long-term portion of deferred revenue of $1,366 and $716, respectively, was included in non-current other liabilities.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net income	$5,224	$7,330	$19,414	$30,971

Weighted average number of common shares outstanding-basic	12,305	12,227	12,300	12,470
Effect of dilutive securities:
Stock options and RSUs	315	206	284	166
Weighted average number of common shares outstanding-diluted	12,620	12,433	12,584	12,636

Basic net income per share	$0.42	$0.60	$1.58	$2.48
Diluted net income per share	$0.41	$0.59	$1.54	$2.45
Anti-dilutive shares related to outstanding stock options and unvested RSUs (A)	107	151	102	224

(A)	Certain outstanding stock options were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive. Certain RSUs were also excluded from the computation as their effect would be anti-dilutive. Performance based RSU’s that have not yet been earned have also been excluded from the computation of diluted income per share.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Taxes:

The following table presents the provision for income taxes and the effective income tax rates for the three and nine months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Provision for (benefit from) income taxes	$1,678	$2,966	$7,418	$(4,034)
Effective tax rate	24%	29%	28%	(15%)

The effective income tax rates on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. Our effective tax rate for the fiscal year ended July 31, 2013 is expected to be between 29%-30%.

The effective tax rates for the three and nine months ended April 30, 2013 were lower than the statutory rate of 35% due primarily to the reversal of tax reserves on U.S. federal and state tax returns due to expiration of statute of limitations, and due to deductions available in the U.S. for manufacturing activity, U.S. R&D credits, and lower foreign tax rates as compared to the U.S. statutory rate of 35%.

The effective tax rate for the three months ended April 30, 2012 of 29% was due primarily to lower foreign tax rates as compared to the statutory tax rate of 35%, and the reversal of a valuation allowance on our China operations. The effective tax rate for the nine months ended April 30, 2012 of (15%) was due primarily to a discrete benefit of $10,025 from the receipt of a tax refund, including the related interest, and reversal and re-measurement of related tax reserves of $2,308. We received a refund of $12,007 in the second quarter of fiscal year 2012 as the result of the completion of an IRS audit of federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008. The refund was largely the result of Federal research and experimentation credits that carryover from the fiscal years 1991 through 2000 into the audited returns. We recorded a tax benefit for this refund, including the related interest, in the unaudited consolidated statement of operations of $10,025 in the nine months ended April 30, 2012. Related to the refund and interest were contingent professional fees of $2,714 that were recorded in general and administrative expenses in the unaudited consolidated statement of operations in the nine months ended April 30, 2012. In connection with the conclusion of the IRS audit, we recorded a benefit from the reversal and re-measurement of related tax reserves of $2,308 in the unaudited consolidated statement of operations in the nine months ended April 30, 2012.

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below were as follows:

As of April 30, 2013	As of July 31, 2012
$ 6,898	$6,756

If these unrecognized tax benefits are recognized in a future period, it would favorably impact our effective tax rate. In the next four quarters, the statute of limitations for our fiscal year ended July 31, 2010 may expire for U.S. Federal and state incomes taxes and for our fiscal year ended July 31, 2007 for foreign subsidiaries, respectively. It is reasonably expected that net unrecognized benefits, including interest, of approximately $1,072 may be recognized.

We are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of April 30, 2013, we have concluded all U.S. federal income tax matters through the year ended July 31, 2008.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At April 30, 2013 and July 31, 2012, we had approximately $664 and $640, respectively, accrued for interest and penalties on unrecognized tax benefits.

12. Segment Information:

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

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Net revenue, income from operations, identifiable assets, share-based compensation expense, and depreciation and amortization expense of our reportable segments were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net revenue:
Medical Imaging	$71,634	$72,760	$228,310	$220,697
Ultrasound	33,990	33,889	106,134	109,568
Security Technology	20,141	14,621	49,742	35,295
Total	$125,765	$121,270	$384,186	$365,560

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Income (loss) from operations before income taxes:
Medical Imaging (A)	$6,506	$4,847	$22,440	$12,859
Ultrasound (B)	(4,422)	2,350	(1,689)	6,713
Security Technology (C)	4,628	2,676	7,199	3,676
Total income from operations	6,712	9,873	27,950	23,248
Total other (expense) income, net (D)	190	423	(1,118)	3,689
Total	$6,902	$10,296	$26,832	$26,937

(A)	Includes $2,198 of contingent consulting fees related to the tax refund and related interest received in the nine months ended April 30, 2012.
(B)	Includes the operating results following our acquisition of Ultrasonix on March 2, 2013 as discussed in Note 3 and $496 of restructuring charges related to our Ultrasonix manufacturing consolidation as discussed in Note 8.
(C)	Includes $516 of contingent consulting fees related to the tax refund and related interest received in the nine months ended April 30, 2012.
(D)	Includes a gain of $2,500 from the sale of our remaining interest in our China based affiliate received in the nine months ended April 30, 2012.

	As of
	April 30, 2013	July 31, 2012
Identifiable assets:
Medical Imaging (E)	$209,400	$199,512
Ultrasound (F)	225,986	136,388
Security Technology	39,199	26,769
Total reportable segment assets	474,585	362,669
Corporate assets (G)	92,024	195,327
Total	$566,609	$557,996

(E)	Includes goodwill of $1,849 relating to our 2008 acquisition of Copley Controls.
(F)	Includes $48,380 of goodwill relating to our acquisition of Ultrasonix. See Note 3 for further information in regards to the acquisition of Ultrasonix.
(G)	Includes cash and cash equivalents of $43,455 and $153,122 at April 30, 2013 and July 31, 2012, respectively. The decrease in cash and cash equivalents is primarily due to our recent acquisition of Ultrasonix. See Note 3 for further information in regards to the acquisition of Ultrasonix.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Share-based compensation:
Medical Imaging	$1,180	$1,441	$4,861	$4,852
Ultrasound	442	490	1,620	1,606
Security Technology	382	384	1,476	1,258
Total	$2,004	$2,315	$7,957	$7,716
Depreciation and amortization:
Medical Imaging	$2,723	$2,858	$8,213	$8,700
Ultrasound	1,458	1,310	3,388	4,153
Security Technology	312	278	936	876
Total	$4,493	$4,446	$12,537	$13,729

13. Commitments and Guarantees:

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with intellectual property infringement claims by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. We have never incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2013.

Generally, we warrant that our products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 36 months from the date of delivery. We provide for the estimated cost of product and service warranties based on specific warranty claims, claim history, and engineering estimates, where applicable.

The following table presents our product warranty liability for the three and nine months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Balance at the beginning of the period	$5,457	$5,767	$5,634	$5,174
Ultrasonix warranty accrual acquired	1,169	-	1,169	-
Accrual	1,202	1,492	4,081	5,321
Settlements made in cash or in kind during the period	(1,373)	(1,233)	(4,429)	(4,469)
Balance at the end of the period	$6,455	$6,026	$6,455	$6,026

At April 30, 2013 and July 31, 2012, we had deferred revenue for product extended warranty contracts of $7,427 and $7,207, respectively.

Revolving Credit Agreements

On October 11, 2011, we entered into a five-year revolving credit agreement with three banks for which Sovereign Bank acts as Administrative Agent, which we refer to as the Credit Agreement. The Credit Agreement provides $100,000 in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $150,000 in aggregate and obligations under the new credit facility are guaranteed by our material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiary. The Credit Agreement requires us to maintain a certain leverage ratio and a certain interest coverage ratio. We were in full compliance with these requirements at April 30, 2013. We currently also have approximately $12,000 in other revolving credit facilities with banks available for direct borrowings. In connection with our acquisition of Ultrasonix, we assumed $784 of debt under a certain credit facility, all of which was paid as of April 30, 2013. In addition to the debt assumed, we borrowed $2,230 under this credit facility during the third quarter of fiscal year 2013, all of which was paid as of April 30, 2013. We did not have any borrowings outstanding under credit facilities as of April 30, 2013 and July 31, 2012.

ANALOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Investigation Regarding our Danish Subsidiary

As initially disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we have identified transactions involving our Danish subsidiary, BK Medical, and certain of our foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. We have voluntarily disclosed this matter to the Danish government, the United States Department of Justice, and the Securities and Exchange Commission, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects and have terminated the employment of BK Medical employees that were involved in the transactions. We have also wound down, or are in the process of winding down, our relationship with the BK Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom we have decided to wind down BK Medical’s relationship represented less than 0.2% and 0.5% of our total revenue in the third quarters of fiscal years 2013 and 2012, respectively, and less than 0.3% and 0.5% of our total revenue for the nine months ended April 30, 2013 and 2012, respectively. During the third quarter of fiscal year 2013, we incurred inquiry-related costs of $334 in connection with this matter. We did not incur inquiry-related costs in connection with this matter during the third quarter of 2012. During the nine months ended April 30, 2013, we incurred inquiry-related costs of $739 in connection with this matter. During the nine months ended April 30, 2012, we incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,203 in connection with this matter.

14. Common Stock Repurchases:

On December 9, 2010, we announced that our Board of Directors authorized the repurchase of up to $30,000 of our common stock. The repurchase program was funded using our available cash. During the nine months ended April 30, 2012, we repurchased and retired 286,390 shares of common stock under this repurchase program for $14,813 at an average purchase price of $51.73 per share. Upon completion of the program in the second quarter of fiscal year 2012, we ultimately repurchased and retired a total of 586,679 shares of common stock for $30,000 at an average purchase price of $51.14 per share.

On December 8, 2011, we announced that our Board of Directors had authorized the repurchase of up to an additional $30,000 of our common stock. The repurchase program will be funded using our available cash. There were no repurchases of common stock under our repurchase program during the three months ended April 30, 2013. During the nine months ended April 30, 2013, we repurchased and retired 85,327 shares of common stock, respectively, under this repurchase program for $6,024 at an average purchase price of $70.56 per share. During the three and nine months ended April 30, 2012, we repurchased and retired 3,350 and 18,082 shares of common stock, respectively, under this repurchase program for $183 and $982, respectively, at an average purchase price of $54.95 and $54.38 per share, respectively. As of April 30, 2013, we repurchased and retired a total of 222,918 shares of common stock under this repurchase program for $14,468 at an average purchase price of $64.90 per share.

15. Accumulated Other Comprehensive Income (Loss):

The following table summarizes changes in accumulated other comprehensive income (loss), net of tax by component. All amounts are net of tax:

	Unrealized Gains (losses) on Foreign Currency Forward Contracts (A)	Actuarial Loss on Pension Plan	Translation Adjustments	Total
Balance, as of July 31, 2012	$43	$(4,711)	$6,971	$2,303
Other comprehensive (loss) income before reclassifications	(146)		4,343	4,197
Amounts reclassified from accumulated other comprehensive income	59	-	-	59

Net current period other comprehensive (loss) income	(87)	-	4,343	4,256
Balance, as of April 30, 2013	$(44)	$(4,711)	$11,314	$6,559

(A)	Foreign Currency Forward Contracts: Balances included within accumulated other comprehensive income (loss) related to unrealized gains (losses) are shown net of tax of $24 as of both April 30, 2013 and July 31, 2012. Other comprehensive income (loss) recognized during the period before reclassifications are shown net of tax of $38. Amounts reclassified from accumulated other comprehensive income (loss) were recognized in costs of revenues and operating expenses during the nine months ended April 30, 2013.

16. Related Party Transactions:

On July 25, 2011, we entered into an agreement to sell our 25% interest in our China-based affiliate for $2,500. The book value of the interest in the China-based affiliate was written down to $0 in fiscal year 2006, and we, upon final approval of the transaction by the Chinese government and receipt of the proceeds, recorded a gain on sale of other investments of $2,500 in the nine months ended April 30, 2012.

Sales to this China-based affiliate for the three and nine months ended April 30, 2012 were $0 and $1,570, respectively.

17. Subsequent Events:

Restructuring charge

Subsequent to our third quarter of fiscal year 2013, we approved a plan of restructuring. See Note 8 for further information.

Dividend

We declared a dividend of $0.10 per share of common stock on May 31, 2013, which will be paid on June 28, 2013 to stockholders of record on June 14, 2013.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended April 30, 2013 and 2012 represent the third quarters of fiscal years 2013 and 2012, respectively. All dollar amounts in this Item 2 are in thousands except per share data.

Executive Summary

Introduction

We are a high technology company that designs and manufactures advanced medical imaging and security systems and subsystems sold to OEMs, and end users primarily in the healthcare and airport security markets. We are recognized worldwide for advancing state-of-the-art technology in the areas of CT, ultrasound, magnetic resonance imaging, digital mammography, and CT-based automated threat detection systems for airport security. Our OEM customers incorporate our technology into systems they in turn sell for various medical and security applications. We also sell our ultrasound products directly into clinical end-user markets through our direct worldwide sales force under the brand names BK Medical and Ultrasonix.

We have three reportable segments: Medical Imaging, Ultrasound, and Security Technology. Our Medical Imaging segment consists primarily of systems and subsystems used in CT and MRI medical imaging equipment and direct conversion digital x-ray detectors for mammography sold primarily through OEM customers. Our Ultrasound segment consists of ultrasound systems and transducers for the urology, ultrasound-guided surgery and point-of-care markets sold primarily through our direct sales force and ultrasound transducers sold primarily through OEM customers. Our Security Technology segment consists of advanced threat detection aviation security systems and subsystems sold primarily through OEM customers.

Financial Highlights

The following table is a summary of our financial results for the three and nine months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2013	2012		2013	2012
Total net revenue	$125,765	$121,270	4%	$384,186	$365,560	5%
Gross profit	$49,140	$44,752	10%	$149,625	$134,623	11%
Gross margin	39%	37%		39%	37%
Income from operations	$6,712	$9,873	-32%	$27,950	$23,248	20%
Operating margin	5%	8%		7%	6%
Net income	$5,224	$7,330	-29%	$19,414	$30,971	-37%
Diluted net income per share	$0.41	$0.59	-31%	$1.54	$2.45	-37%

On March 1, 2013, we completed our acquisition of all of the outstanding equity securities of Ultrasonix Medical Corporation, a Nevada Corporation, whose principal assets included customer lists and intangibles related solely to sales destined to the U.S. On March 2, 2013, we completed our acquisition of all the outstanding equity securities of Ultrasonix Medical Corporation, a Canadian Corporation, pursuant to a “plan of arrangement” under Canadian law. Ultrasonix is a supplier of advanced ultrasound systems for point-of-care and general imaging applications. The acquisition was undertaken by us in order to accelerate our expansion into the point-of-care ultrasound market. The estimated purchase price, net of cash acquired, is $79,932, which consists of cash of approximately $79,273 paid at closing and an estimate of $659 remaining to be paid to former shareholders of Ultrasonix, primarily due to the sale of U.S. assets to us. The net purchase price has not been finalized and is subject to a final working capital adjustment as provided in the purchase agreement. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

During the third quarter of fiscal year 2013, we commenced the process of consolidating manufacturing and certain support activities currently conducted at Ultrasonix with operations at our existing facilities, which we refer to as the Ultrasonix manufacturing consolidation.

In addition to the Ultrasonix manufacturing consolidation initiated during the third quarter of fiscal year 2013, subsequent to our third quarter of fiscal year 2013, we approved a plan of restructuring to streamline our business and realize synergies and to further optimize our overall operational footprint. As part of the plan, we will close our ultrasound transducer operation in Englewood, Colorado. Activities at the Englewood facility will be consolidated with our existing ultrasound transducer operation in State College, Pennsylvania.

We expect to complete the Ultrasonix manufacturing consolidation and these other restructuring activities by the fourth quarter of our fiscal year ending July 31, 2014, which we refer to as fiscal year 2014. We expect to incur total pre-tax charges of approximately $5,000, consisting of (i) $496 in total pre-tax charges primarily relating to the Ultrasonix manufacturing consolidation which were recognized in our condensed consolidated statement of operations under restructuring in the third quarter of fiscal year 2013; (ii) facility-related charges, including charges in connection with the closure of the Englewood facility, of approximately $500; and (iii) employee termination charges, including charges in connection with the closure of the Englewood facility and optimization of our global operations, of approximately $4,000. Of the $4,500 to be incurred subsequent to the third quarter of fiscal year 2013, we expect to incur $3,500 in the fourth quarter of fiscal year 2013, and $1,000 in fiscal year 2014. Of the total pre-tax charges of approximately $5,000, we expect approximately $3,600, $1,200, and $200 will be included in the operating results of our Ultrasound segment, Medical Imaging segment, and Security Technology segment, respectively. The restructuring plan is expected to result in annual savings of over $6,000, a portion of which we expect beginning in fiscal year 2014.

Outlook

Our business performance for the nine months ending April 30, 2013 exhibited 5% revenue growth as compared to the nine months ended April 30, 2012. For this fiscal year, we expect mid to upper single digit revenue growth over last year.

Results of operations

Three and nine months ended April 30, 2013 compared to three and nine months ended April 30, 2012

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	Three Months Ended April 30,		Dollar Change	Percentage Change	Nine Months Ended April 30,		Dollar Change	Percentage Change
	2013	2012			2013	2012
Product Revenue:
Medical Imaging	$68,818	$70,469	$(1,651)	-2%	$218,458	$214,003	$4,455	2%
Ultrasound	33,884	33,889	(5)	0%	106,028	109,568	(3,540)	-3%
Security Technology	18,486	10,736	7,750	72%	42,012	27,719	14,293	52%
Total	$121,188	$115,094	$6,094	5%	$366,498	$351,290	$15,208	4%

Medical Imaging

During the three months ended April 30, 2013 as compared to the prior year comparable period, product revenue decreased largely due to timing of shipments for high-power MRI subsystems. These decreases were offset in part by higher shipments of digital mammography detectors due to the timing of such shipments.

During the nine months ended April 30, 2013 as compared to the prior year comparable period, product revenue increased largely due to increasing demand for high-power MRI and CT subsystems. These increases were offset in part by lower shipments of digital mammography detectors due to the timing of such shipments.

Ultrasound

During the three months ended April 30, 2013, as compared to the prior year comparable period, product revenue remained flat. Lower OEM transducer sales were offset by revenues of $3,452 from sales of our Ultrasonix products following our acquisition of Ultrasonix Corporation on March 2, 2013. Organic revenues in our direct business were flat, as compared to the prior year comparable period, due to global market headwinds and temporary salesforce disruption as a result of our salesforce expansion and channel integration following the acquisition of Ultrasonix in fiscal year 2013.

During the nine months ended April 30, 2013, as compared to the prior year comparable period, product revenue was unfavorably impacted by hospital purchasing hesitancy in the U.S. and the European Union, the impact of U.S. sales territory adjustments as we expanded sales force coverage, foreign currency fluctuation, lower OEM transducers sales, and the transition to new distributors in Eastern Europe. These decreases were partially offset by revenue of $3,452 from sales of our Ultrasonix products following our acquisition of Ultrasonix.

Security Technology

During the three and nine months ended April 30, 2013, as compared to the prior year comparable periods, product revenue increased primarily due to strong shipments of our new product introductions of high-speed threat detection systems as demand continues to grow outside the U.S.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	Three Months Ended April 30,		Dollar Change	Percentage Change	Nine Months Ended April 30,		Dollar Change	Percentage Change
	2013	2012			2013	2012
Engineering Revenue:
Medical Imaging	$2,816	$2,291	$525	23%	$9,852	$6,694	$3,158	47%
Ultrasound	106	-	106	100%	106	-	106	100%
Security Technology	1,655	3,885	(2,230)	-57%	7,730	7,576	154	2%
Total	$4,577	$$6,176	$(1,599)	-26%	$17,688	$14,270	$3,418	24%

Our business model includes customer-funded engineering projects that integrate our core technologies within our customer’s product portfolios. These projects may vary substantially period to period in terms of resource requirements, type, size, length of project, and profitability.

Medical Imaging

The increase for the three months ended April 30, 2013, versus the prior year comparable periods was primarily due to increased work on customer-funded engineering projects in our MRI product line.

The increase for the nine months ended April 30, 2013, versus the prior year comparable periods was primarily due to increased work on customer-funded engineering projects in our CT product line.

Security Technology

The decrease for the three months ended April 30, 2013, versus the prior year comparable period was primarily due to the timing of work performed on a new customer funded-engineering project that began in the second quarter of fiscal year 2012.

Gross margin

Product gross margin

Product gross profit and gross margin are summarized as follows:

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2013	2012		2013	2012
Product gross profit	$48,847	$43,481	12.3%	$148,143	$132,741	11.6%
Product gross margin	40.3%	37.8%		40.4%	37.8%

Product gross margin increased in the three months ended April 30, 2013, versus the prior year comparable period due to overall material cost reductions and improved gross margin in our Medical Imaging and Security Technology segments. The Medical Imaging segment increase was driven by lower scrap and production rework costs due to an improvement in the vendor component quality inspection process of our digital mammography business, cost savings as we begin to realize benefits from our lower cost Shanghai operation, and favorable product mix. The Security Technology segment increase was driven by a higher volume of sales of high speed threat detection systems and overall cost reduction efforts. These increases were offset in part by lower gross margins in our Ultrasound segment due to the amortization of intangible assets and the fair value inventory step-up adjustment of approximately $1,000 relating to our acquisition of Ultrasonix and lower volume in our OEM transducer business.

Product gross margin increased in the nine months ended April 30, 2013, versus the prior year comparable period due to overall material cost reductions and improved gross margin in our Medical Imaging and Ultrasound segments. The improvement in our Ultrasound segment was driven by the continued cost savings following consolidation of our manufacturing operations partially offset by the amortization of intangible assets and the fair value inventory step-up adjustment of approximately $1,000 relating to our acquisition of Ultrasonix. The Medical Imaging segment increase was driven by an improvement in the vendor component quality inspection process of our digital mammography business, cost savings as we begin to realize benefits from our lower cost Shanghai operation, and favorable product mix. These increases were offset by lower gross margins in the Security Technology segment due to the production ramp up of our first generation high speed threat detection systems.

Engineering gross margin

Engineering gross profit and gross margin are summarized as follows:

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
	2013	2012		2013	2012
Engineering gross profit	$293	$1,271	-76.9%	$1,482	$1,882	-21.3%
Engineering gross margin	6.4%	20.6%		8.4%	13.2%

The decrease in the engineering gross profit and gross margin in the three and nine months ended April 30, 2013 versus the prior year comparable period was due to primarily the winding down of higher margin projects in our Security Technology segment throughout fiscal year 2012.

Operating expenses

Operating expenses are summarized as follows:

	Three Months Ended April 30,		Dollar Change	Percentage Change	Percentage of Net Revenue
	2013	2012			2013	2012
Operating Expenses:
Research and product development	$16,127	$13,106	$3,021	23.1%	12.8%	10.9%
Selling and marketing	13,540	10,925	2,615	23.9%	10.8%	9.0%
General and administrative	12,265	10,848	1,417	13.1%	9.8%	8.9%
Restructuring	496	-	496	100.0%	0.4%	0.0%
Total	$42,428	$34,879	$7,549	21.6%	33.8%	28.8%

	Nine Months Ended April 30,		Dollar Change	Percentage Change	Percentage of Net Revenue
	2013	2012			2013	2012
Operating Expenses:
Research and product development	$46,324	$42,313	$4,011	9.5%	12.1%	11.6%
Selling and marketing	37,062	31,995	5,067	15.8%	9.6%	8.8%
General and administrative	37,793	37,067	726	2.0%	9.8%	10.1%
Restructuring	496	-	496	100.0%	0.1%	0.0%
Total	$121,675	$111,375	$10,300	9.2%	31.6%	30.5%

Research and product development expenses are related to projects undertaken by us which are not funded by our customers. Research and product development expenses increased in the three months ended April 30, 2013, versus the prior year comparable period due primarily to an increase in salaries and wages of $1,393 primarily due to an increase in headcount and annual merit increases, as well as decreased work performed on customer funded engineering projects. These increases were offset by a decrease in cash incentive based compensation of $833.

Research and product development expenses increased in the nine months ended April 30, 2013, versus the prior year comparable period primarily due to increased salaries and wages of $3,923 as a result of an increase in headcount and annual merit increases, primarily offset by a decrease in cash incentive based compensation of $563 and increased work performed on customer funded engineering projects during the first nine months of fiscal year 2013.

Selling and marketing expenses increased in the three and nine months ended April 30, 2013, versus the prior year comparable period primarily due to an increase in salaries and wages of $718 and $998, cash incentive based compensation of $521 and $794, and marketing related expenses of $499 and $1,645, respectively. The increases in salaries and wages were primarily due to an increase in headcount as a result of our acquisition of Ultrasonix and expansion of our core salesforce in North America. Also, impacting salaries and wages were annual merit increases. The increase in marketing related expenses was due primarily to increased attendance at trade shows and related expenses in the Ultrasound segment as we expand our sales force and product offerings in existing and adjacent markets.

General and administrative expenses increased in the three months ended April 30, 2013 versus the prior year comparable period primarily due to an increase in outside professional fees and salaries and wages of $1,615 and $428, respectively, partially offset by a decrease in cash incentive based compensation and share-based compensation of $952 and $169, respectively. The increase in outside professional fees was primarily due to an increase in acquisition related expenses as a result of our acquisition of Ultrasonix, audit fees and inquiry related costs associated with our investigation of our Danish subsidiary. The decrease in cash incentive based compensation and share-based compensation was primarily due to a decrease in operating results.

General and administrative expenses increased in the nine months ended April 30, 2013 versus the prior year comparable period due primarily to increases in acquisition related expenses of $1,142 relating to our March 2, 2013 acquisition of Ultrasonix, salaries and wages of $923, audit fees of $852, depreciation and amortization of $773, and consulting fees of $550, offset in part by a decrease in contingent consulting fees of $2,714 related to the income tax refund and related interest received during the nine months ended April 30, 2012 and cash based incentive compensation of $684. The increase in salaries and wages is primarily due to an increase in headcount and annual merit increases. The increase in depreciation and amortization was primarily due to purchases of software and computer hardware placed in service during fiscal year 2012.

Please see the executive summary under Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the restructuring charge for the Ultrasonix manufacturing consolidation.

Other income (expense), net

Other income (expense), net is summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Other income (expense), net:
Interest income, net	$76	$98	$284	$367
Gain on sale of investments	-	-	-	2,500
Other, net	114	325	(1,402)	822
Total	$190	$423	$(1,118)	$3,689

Total other income (expense), net during the three and nine months ended April 30, 2013, consisted predominantly of foreign currency transaction exchange gains (losses) for the U.S. dollar by our foreign subsidiaries in Denmark and China.

Total other income (expense), net during the three months ended April 30, 2012 consisted predominantly of income of approximately $350 from the resolution of obligations for the fit out of a former facility in the third quarter of fiscal year 2012. The gain on sale of other investments for the nine months ended April 30, 2012 was due to $2,500 from the sale of our 25% equity interest in our China-based affiliate. The book value of this investment was written down to $0 in fiscal year 2006.

Provision for income taxes

The provision for (benefit from) for income taxes and the effective tax rates are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Provision for (benefit from) income taxes	$1,678	$2,966	$7,418	$(4,034)
Effective tax rate	24%	29%	28%	(15%)

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rates for the three and nine months ended April 30, 2013 were lower than the statutory rate of 35% due primarily to the reversal of tax reserves on U.S. federal and state tax returns due to expiration of statutes of limitations, and due to deductions available in the U.S. for manufacturing activity, U.S. R&D credits, and lower foreign tax rates as compared to the U.S. statutory rate of 35%.

The effective tax rate for the three months ended April 30, 2012 was due primarily to lower foreign tax rates as compared to the statutory tax rate of 35%, and the reversal of a valuation allowance on China operations.

The effective tax rate for the nine months ended April 30, 2012 was due primarily to a discrete benefit of $10,025 from the receipt of an IRS tax refund, including the related interest, and reversal and re-measurement of related tax reserves of $2,308.

Net income and diluted net income per share

Net income and diluted net income per share for the three and nine months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net income	$5,224	$7,330	$19,414	$30,971
% of net revenue	4.2%	6.0%	5.1%	8.5%
Diluted net income per share	$0.41	$0.59	$1.54	$2.45

The decrease in net income and diluted net income per share for the three months ended April 30, 2013 versus the prior year comparable period was due primarily to an increase in operating expenses of $7,549 reflecting purchase accounting on the acquisition of Ultrasonix and restructuring charges, partially offset by an increase in gross profit of $4,388 and a decrease in provision for income taxes of $1,288.

The decrease in net income and diluted net income per share for the nine months ended April 30, 2013 versus the prior year comparable period was due primarily to a refund of $12,007 in the second quarter of fiscal year 2012 as the result of the completion of an IRS audit of federal income tax returns for the fiscal years ended July 31, 2003, 2005, and 2008 as well as the gain from the sale of our 25% equity interest in our China-based affiliate for $2,500. We recorded a tax benefit for the refund, including the related interest, in the unaudited condensed consolidated statement of operations of $10,025 in the nine months ended April 30, 2012. The effect of these events, which occurred in fiscal year 2012 but were not repeated in fiscal year 2013, was offset in part by improvements in our operating results during the three and nine months ended April 30, 2013.

Liquidity and capital resources

Key liquidity and capital resource information are summarized as follows:

	April 30, 2013	July 31, 2012
Cash and cash equivalents	$91,347	$187,011
Working capital	257,417	308,856
Long-term debt	-	-

Cash and cash equivalents at April 30, 2013 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at April 30, 2013 and July 31, 2012 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at April 30, 2013, due to the short term maturities of these instruments.

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

Cash flows

Sources and uses of cash flows are summarized as follows:

	Nine Months Ended April 30,
	2013	2012
Net cash provided by operating activities	$11,125	$59,266
Net cash used for investing activities	(99,075)	(19,991)
Net cash used for financing activities	(8,453)	(18,460)
Effect of exchange rate changes on cash	739	(926)
Net (decrease) increase in cash and cash equivalents	$(95,664)	$19,889

The cash flows provided by operating activities in the nine months ended April 30, 2013 decreased as compared to the nine months ended April 30, 2012 due primarily to the receipt of the tax refund of $12,007 during the second quarter of 2012, an increase in inventories primarily due to demand related inventory purchases of $22,292 and a decrease in accounts payable of $12,011 during the nine months ended April 30, 2013.

The cash flows provided by operating activities in the nine months ended April 30, 2013 primarily reflects our income from operations of $27,950, non-cash charges for depreciation and amortization expenses and share based compensation of $12,537 and $7,957, respectively. Also contributing to the cash provided by operating activities was a decrease in accounts receivable of $15,885. The cash provided by operating activities was largely offset by an increase in inventory or $22,292 and a decrease in accounts payable of $12,011. The decrease in accounts receivable was due primarily to lower sales volumes in the three months ended April 30, 2013 as compared to the fourth quarter of fiscal year 2012. The increase in inventory was primarily due to demand related inventory purchases while we complete the manufacturing facility transitions discussed above. The decrease in accounts payable was primarily due to timing of payments.

The cash flows generated from operating activities of our continuing operations in the nine months ended April 30, 2012 primarily reflects our pre-tax earnings from continuing operations of $27,950, which included depreciation and amortization expenses of $13,729 and non-cash share-based compensation expense of $7,716. Also contributing to the increase was a tax refund of $12,007 and a decrease in accounts receivable and an increase in accounts payable of $9,648 and $5,849, respectively. The positive impact of our operating earnings on cash flows was partially offset by an increase in inventory of $9,013 and a decrease in accrued liabilities of $4,930. The decrease in accounts receivable was due primarily to improved collections and a decrease in unbilled receivables of $2,300 on engineering projects due mainly to the timing of completing milestones. The decrease in accrued liabilities was due primarily to the payment of bonuses and severance partially offset by additional bonus accrual for fiscal year 2012. The increase in inventories was due primarily to demand related to increases in our Medical Imaging and Security segments as well as manufacturing facility transitions. The increase in accounts payable was due primarily to the timing of vendor payments.

The net cash used for investing activities in the nine months ended April 30, 2013, were driven by our March 2, 2013 acquisition of Ultrasonix of $79,273 and purchases of property, plant, and equipment of $19,802. The net cash used for investing activities in the nine months ended April 30, 2012 were driven by purchases or property, plant and equipment $22,491, as well as the gain from the sale of our 25% equity interest in our China-based affiliate for $2,500 during the nine months ended April 30, 2012.

The net cash used for financing activities in the nine months ended April 30, 2013 primarily reflects $6,020 used to repurchase common stock, $4,498 of employee reimbursements in shares for taxes related to vested employee restricted stock awards, and $3,889 of dividends paid to shareholders, partially offset by $5,086 of proceeds related to the issuance of stock primarily from the exercise of employee stock options. The net cash used for financing activities in the nine months ended April 30, 2012 primarily reflected $15,795 used to repurchase common stock and $3,763 of dividends paid to stockholders. We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, contractual obligations, and off-balance sheet arrangements

As a result of our March 2, 2013 acquisition of Ultrasonix, our contractual obligations for operating leases increased approximately $1,400, of which approximately $700 will be due in less than 1 year, $300 will be due in years 1 through 3, $300 will be due in years 3 through 5, and $100 will be due after 5 years.

On October 11, 2011, we entered into a five-year revolving credit agreement with three banks for which Sovereign Bank acts as Administrative Agent, which we refer to as the Credit Agreement. The Credit Agreement provides $100,000 in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $150,000 in aggregate and obligations under the new credit facility are guaranteed by our material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiary. The Credit Agreement requires us to maintain a certain leverage ratio and a certain interest coverage ratio. We were in full compliance with these requirements at April 30, 2013. We currently also have approximately $12,000 in other revolving credit facilities with banks available for direct borrowings. In connection with our acquisition of Ultrasonix, we assumed $784 of debt under a certain credit facility, all of which was paid as of April 30, 2013. In addition to the debt assumed, we borrowed $2,230 under this credit facility during the third quarter of fiscal year 2013, all of which was paid as of April 30, 2013. We did not have any borrowings outstanding under credit facilities as of April 30, 2013 and July 31, 2012.

Impact of Investigation Regarding our Danish Subsidiary

Investigation Regarding our Danish Subsidiary

As initially disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we have identified transactions involving our Danish subsidiary, BK Medical, and certain of our foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the United States Foreign Corrupt Practices Act, and our business policies. We have voluntarily disclosed this matter to the Danish government, the United States Department of Justice, and the Securities and Exchange Commission, and are cooperating with an inquiry by the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the identified transactions have been properly accounted for in our reported financial statements in all material respects and have terminated the employment of BK Medical employees that were involved in the transactions. We have also wound down, or are in the process of winding down, our relationship with the BK Medical distributors that were involved in the transactions. Replacing these employees and distributors could have an adverse impact on BK Medical’s distributor sales until their replacements are in place and productive. Revenue from sales to the BK Medical distributors with whom we have decided to wind down BK Medical’s relationship represented less than 0.2% and 0.5% of our total revenue in the third quarters of fiscal years 2013 and 2012, respectively, and less than 0.3% and 0.5% of our total revenue for the nine months ended April 30, 2013 and 2012, respectively. During the third quarter of fiscal year 2013, we incurred inquiry-related costs of $334 in connection with this matter. We did not incur inquiry-related costs of in connection with this matter during the third quarter of 2012. During the nine months ended April 30, 2013, we incurred inquiry-related costs of $739 in connection with this matter. During the nine months ended April 30, 2012, we incurred employee termination costs of approximately $400 and inquiry-related costs of approximately $1,203 in connection with this matter.

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

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Chinese yuan, Canadian dollar, Danish kroner, and Euro. A 10% devaluation in the functional currencies, relative to the U.S. dollar, at April 30, 2013 and July 31, 2012 would not result in a material impact on our consolidated financial statements.

At April 30, 2013, we had forward contracts outstanding with notional amounts totaling $11,557 in the Canadian dollar. These contracts have been designated as cash flow hedges, and the unrealized loss of $44, net of tax, on these contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During the three months ended April 30, 2013 and 2012, we recorded approximately ($81) and $61, respectively, of realized gains (losses) included in cost of revenues and operating expenses in our unaudited condensed consolidated statements of operations. During the nine months ended April 30, 2013 and 2012, we recorded approximately $59 and $61 of realized gains included in cost of revenues and operating expenses in our unaudited condensed consolidated statements of operations. We expect all contracts currently outstanding to settle as of January 31, 2014 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

Our cash and investments include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. At April 30, 2013, we did not have any marketable securities having maturities from the time of purchase in excess of three months. Total interest income, net for the three and nine months ended April 30, 2013 was $76 and $284, respectively. An interest rate change of 10% would not have a material impact on the fair value of our investment portfolio or on future earnings.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information about purchases by us of our equity securities during the three months ended April 30, 2013 (dollars and shares in thousands except average price paid per share).

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
2/1/2013-2/28/2013	-	$-	-	$15,533
3/1/2013-3/31/2013	694	74.54	-	15,533
4/1/2013-4/30/2013	-	-	-	15,533

Total	694	74.54	-	15,533

(1)	694 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock awards in March 2013.
(2)	For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.
(3)	We have a repurchase program authorized by our Board of Directors that was announced on December 8, 2011 to repurchase up to $30.0 million of our common stock.

Item 5.	Other Information

On March 20, 2013, the following officer of Analogic Corporation (the “Company”) established a plan (the “Plan”) pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended:

Name	Title	Maximum number of shares of common stock that may be sold under the Plan	Time period during which shares may occur under the Plan
James W. Green	President and CEO	6,000	4/22/2013-3/31/2014

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

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: June 10, 2013	/s/ James W. Green
James W. Green
President and Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2013	/s/ Michael L. Levitz
Michael L. Levitz
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Description
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	**	XBRL Taxonomy Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at April 30, 2013 and July 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2013 and April 30, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended April 30, 2013 and April 30, 2012, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2013 and April 30, 2012 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.