Form 10-Q
period 2013-10-31
ANALOGIC CORP
filed 2013-12-10
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

The number of shares of common stock outstanding at November 29, 2013 was 12,430,661.

ANALOGIC CORPORATION

Form 10-Q – Quarterly Report

For the Quarterly Period Ended October 31, 2013

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	As of October 31, 2013	As of July 31, 2013
Assets
Current assets:
Cash and cash equivalents	$105,076	$113,033
Accounts receivable, net of allowance for doubtful accounts of $595 and $598 as of October 31, 2013 and July 31, 2013, respectively	86,838	113,150
Inventory	118,830	116,280
Refundable and deferred income taxes	14,665	7,803
Other current assets	10,579	10,147
Total current assets	335,988	360,413
Property, plant, and equipment, net	111,725	110,983
Intangible assets, net	63,235	55,525
Goodwill	56,978	50,073
Deferred income taxes	4,476	5,439
Other assets	5,622	5,351
Total assets	$578,024	$587,784

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,323	$32,138
Accrued employee compensation and benefits	15,663	22,264
Accrued warranty	6,389	6,501
Accrued restructuring charges	2,156	2,848
Deferred revenue	10,732	9,218
Accrued income taxes	-	4,091
Other current liabilities	12,067	13,834
Total current liabilities	79,330	90,894

Long-term liabilities:
Accrued income taxes	4,579	5,031
Other long-term liabilities	11,973	5,463
Total long-term liabilities	16,552	10,494

Guarantees and commitments (Note 18)

Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,430,661 shares issued and outstanding as of October 31, 2013; 30,000,000 shares authorized and 12,235,416 shares issued and outstanding as of July 31, 2013	622	612
Capital in excess of par value	117,419	114,381
Retained earnings	353,878	362,255
Accumulated other comprehensive income	10,223	9,148
Total stockholders’ equity	482,142	486,396
Total liabilities and stockholders’ equity	$578,024	$587,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the Three Months Ended October 31
	2013	2012
Net revenue:
Product	$108,454	$112,547
Engineering	1,628	7,320
Total net revenue	110,082	119,867
Cost of sales:
Product	65,626	68,674
Engineering	1,520	6,107
Total cost of sales	67,146	74,781
Gross profit	42,936	45,086
Operating expenses:
Research and product development	18,854	14,074
Selling and marketing	14,570	11,655
General and administrative	14,916	11,922
Restructuring	(39)	-
Total operating expenses	48,301	37,651
(Loss) income from operations	(5,365)	7,435
Other expense, net	(421)	(906)
(Loss) income before income taxes	(5,786)	6,529
(Benefit from) provison for income taxes	(2,011)	2,148
Net (loss) income	$(3,775)	$4,381
Net (loss) income per common share:
Basic	$(0.30)	$0.36
Diluted	$(0.30)	$0.35
Weighted average shares outstanding:
Basic	12,443	12,323
Diluted	12,443	12,582

Dividends declared and paid per share:	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	For the Three Months Ended October 31
	2013	2012
Net (loss) income	$(3,775)	$4,381
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0 for the three months ended October 31, 2013 and 2012, respectively	1,057	3,203
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $10 and $24 for the three months ended October 31, 2013 and 2012, respectively	18	(47)

Total other comprehensive income, net of tax	1,075	3,156

Total comprehensive (loss) income	$(2,700)	$7,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended October 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,775)	$4,381
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provison for deferred income taxes	2,673	6,500
Depreciation and amortization	5,390	3,999
Share-based compensation expense	2,735	2,644
Excess tax benefit from share-based compensation	(3,064)	(1,853)
Write-down of inventory to net realizable value	300	861
Allowance for doubtful accounts	(7)	110
Contingent consideration	-	(25)
Loss on investment	484	-
Loss (gain) on sale of property, plant and equipment	13	(1)
Other	-	757
Net changes in operating assets and liabilities, exclusive of acquisition related assets and liabilities:
Accounts receivable	26,599	18,287
Inventory	(2,612)	(14,917)
Refundable income taxes	(8,520)	(5,870)
Other current assets	(606)	(1,317)
Accounts payable	397	(1,330)
Accrued liabilities	(9,733)	(12,037)
Deferred revenue	1,475	(3,849)
Accrued income taxes	(1,606)	(3,489)
Other liabilities	513	408
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,656	(6,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,163)	(5,628)
Acquisition of business, net of cash acquired	(10,561)	-
Proceeds from the sale of property, plant, and equipment	45	19
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(14,679)	(5,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	3,848	3,059
Shares repurchased for taxes for vested employee restricted stock grants	(6,085)	(3,784)
Excess tax benefit from share-based compensation	3,064	1,853
Repurchase of common stock	(3,731)	(3,937)
Dividends paid to shareholders	(1,243)	(1,443)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(4,147)	(4,252)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	213	529

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,957)	(16,073)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	113,033	187,011

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$105,076	$170,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in millions, except share and per share data)

1. Business

Company

Throughout this Quarterly Report on Form 10-Q, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation.

Description of Business

Analogic (NASDAQ:ALOG) provides leading-edge healthcare and security technology solutions to advance the practice of medicine and save lives. We are recognized around the world for advanced imaging systems and technology that enable computed tomography (“CT”), ultrasound, magnetic resonance imaging (“MRI”) and digital mammography, as well as automated threat detection for aviation security. Our CT, MRI, digital mammography, and ultrasound transducer products are sold to original equipment manufacturers (“OEMs”), providing state-of-the-art capability and enabling them to enter new markets and expand their existing market presence. Our state-of-the-art ultrasound systems are sold directly to clinical end users through our sales force and distributor network under the BK Medical and Ultrasonix brands and are primarily used for procedure guidance markets such as urology, surgery, and point-of-care.

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

•	Ultrasound, which includes ultrasound systems and transducers used primarily in the urology, surgery (including robotic assisted surgery), anesthesia, and point-of-care markets.

•	Security Technology, which includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in checked baggage screening at airports worldwide.

Basis of Presentation

Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.

We report our financial condition and results of operations on a fiscal year basis ending on July 31st of each year.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2013 (“fiscal year 2013”), included in our Annual Report on Form 10-K as filed with the SEC on September 30, 2013. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America.

Consolidation

The unaudited condensed consolidated financial statements presented herein include our accounts and those of our subsidiaries, all of which are wholly owned. Investments in companies in which our ownership interests range from 10% to 50%, and in which we exercise significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

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

2. Recent Accounting Pronouncements

Recently adopted

Comprehensive income

In January 2013, the Financial Accounting Standards Board (“FASB”) issued an update which seeks to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for the annual or interim reporting periods beginning after December 15, 2012. We adopted this standard in the third quarter of fiscal year 2013 and presented this information in Note 11. Accumulated Other Comprehensive Income. The adoption of this standard did not have an impact on our financial condition or results of operations.

Testing indefinite-lived intangible assets for impairment

In July 2012, the FASB issued an update regarding testing indefinite-lived intangible assets for impairment. This update gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for the interim period ended October 31, 2013, and did not have an impact on our financial condition or results of operations.

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for our interim period ending January 31, 2014. We adopted this standard in the first quarter of fiscal year 2014 and presented this information in Note 15. Income Taxes. The adoption of this standard did not have a material impact on our consolidated financial statements.

Not yet effective

Foreign currency matters

In March 2013, the FASB issued an update which amends guidance on foreign currency matters and consolidations to address diversity in practice related to the release of cumulative translation adjustments (“CTA”), into earnings upon the occurrence of certain derecognition events. The update reflects a compromise between the CTA release guidance included within foreign currency matters and the loss of control concepts included within consolidation guidance. It precludes the release of CTA for derecognition events that occur within a foreign entity, unless such events represent a complete or substantially complete liquidation of the foreign entity.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Derecognition events related to investments in a foreign entity result in the release of all CTA related to the derecognized foreign entity, even when a noncontrolling financial interest is retained. The update also amends guidance on business combinations and for transactions that result in a company obtaining control of a business in a step acquisition by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The update is effective for us beginning after August 1, 2014. This update should be applied prospectively and prior periods should not be adjusted. This update is not expected to have an impact on our financial condition or results of operations. Early adoption is permitted as of the beginning of an entity’s fiscal year.

3. Business Combinations

PocketSonics, Inc. (“PocketSonics”)

In April 2010, we entered into an agreement with PocketSonics, Inc., a privately held ultrasound technology company based in Charlottesville, Virginia, which granted us an exclusive license to certain ultrasound technology owned or controlled by PocketSonics and a ten percent (10%) equity interest in PocketSonics. The equity investment was recorded as in-process research and development (“IPR&D”) of $1.9 million. Over the last three years, we have been collaborating with PocketSonics to develop patented ultrasound technology to enable the acceleration of high acuity guided procedures to lower cost point-of-care settings and other technical applications. On September 20, 2013, we acquired all of the remaining stock of PocketSonics. The purchase price includes base consideration of $11.1 million paid in cash at closing, fair value of contingent consideration of $1.9 million, and revaluation of the initial equity investment. We undertook this acquisition to further strengthen our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

The fair value of assets acquired and the liabilities assumed were based on estimates at the acquisition date. The following table summarizes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of September 20, 2013:

(in millions)
Cash	$0.5
Goodwill	6.9
IPR&D	11.5

Total assets acquired	18.9
Accounts payable and accrued expenses	(0.3)
Deferred taxes	(4.1)

Total liabilities assumed	(4.4)

Total purchase price	$14.5

In determining the fair value, we considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for PocketSonics products and services. We recognized an IPR&D asset of $11.5 million. The fair value of the asset was determined by a probability adjusted cash flow analysis. This intangible asset is currently an indefinite-lived asset and is subject to our annual impairment testing process. We expect to begin amortizing the IPR&D asset over the product life cycle once production of the product begins, which is expected within the next six to eighteen months. We anticipate that the amortization period of the IPR&D asset to be approximately 10 years.

In connection with this acquisition, we recorded a fair value contingent consideration obligation of $1.9 million with potential exposure of up to $3.0 million payable upon the achievement of certain milestones relating to the PocketSonics technology. The contingent earn out payments to the sellers of PocketSonics would be met upon commercial launch and a volume sales target. The $1.9 million fair value was estimated through a valuation model that incorporates probability adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. This fair value measurement is based upon significant

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

inputs not observable in the market and therefore represents a Level 3 input measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration liability and reflected within our condensed consolidated statement of operations within general and administrative operating expenses. For additional information related to the fair value of this obligation, please refer to Note 8. Fair Value Measurements.

We also recorded a goodwill asset of $6.9 million, representing the value of the opportunity of further strengthening our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The goodwill will not be deductible for tax purposes.

We recognized a loss of $0.5 million related to our 10% pre-acquisition equity interest, which is reflected as a component of other expense, net within our condensed consolidated statement of operations for the three months ended October 31, 2013.

During the three months ended October 31, 2013, we incurred acquisition costs of approximately $0.1 million which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our condensed consolidated statement of operations.

Ultrasonix Medical Corporation (“Ultrasonix”)

On March 1, 2013, we completed our acquisition of all of the outstanding equity securities of Ultrasonix Medical Corporation, a Nevada Corporation, whose principal assets included customer lists and intangibles related solely to sales destined to the U.S. On March 2, 2013, we completed our acquisition of all of the outstanding equity securities of Ultrasonix Medical Corporation, a Canadian Corporation, pursuant to a “plan of arrangement” under Canadian law. Ultrasonix is a supplier of advanced ultrasound systems for point-of-care and general imaging applications. We undertook the acquisition to accelerate our expansion into the point-of-care ultrasound market. The purchase price, net of cash acquired, was $79.9 million. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The fair value of assets acquired and the liabilities assumed were based on estimates as of the acquisition date. The fair value measurements of inventory, intangibles, property, plant and equipment and deferred revenue were based upon significant inputs not observable in the market and therefore represent fair value measurements based on Level 3 inputs. The purchase accounting was finalized during fiscal year 2014. The following table summarizes the purchase price allocation that includes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of March 2, 2013:

(in millions)
Cash		$0.4
Accounts receivable (A)		6.5
Inventory (B)		9.4
Prepaids and other assets		2.9
Property, plant, and equipment		0.3
Goodwill		48.2
Intangible assets:
Developed technology (weighted-average useful life of 10 years)	5.9
Customer relationships (weighted-average useful life of 10.6 years)	18.5
Tradename (estimate useful life of 2 years)	0.9

Total intangible assets		25.3
Other assets		0.1

Total assets acquired		93.1
Accounts payable and accrued expenses		(5.4)
Deferred revenue (B)		(0.8)
Accrued warranty		(1.1)
Debt		(0.8)
Deferred taxes		(4.7)

Total liabilities assumed		(12.8)

Total purchase price		$80.3

(A)	The gross amount due is $8.7 million, of which $2.2 million is expected to be uncollectible. We did not acquire any other class of receivables other than trade receivables as a result of the acquisition of Ultrasonix.
(B)	The inventory fair value adjustment of $3.7 million associated with the acquisition was fully amortized as of October 31, 2013. The deferred revenue adjustment of $0.8 million associated with the acquisition will be amortized over 4.5 years. The inventory fair value and deferred revenue adjustments were recognized in product cost of sales and product revenue in our condensed consolidated statement of operations, respectively.

During the three months ended October 31, 2013, we incurred acquisition costs of approximately $2.4 million primarily related to intangible amortization expense of $1.9 million and inventory step up of $0.5 million that are included in our general and administrative expenses and cost of sales, respectively, in our condensed consolidated statement of operations.

Pro Forma Financial Information

The following unaudited pro forma information for the first three months of fiscal years 2014 and 2013 presents consolidated information as if both the PocketSonics and the Ultrasonix acquisitions occurred on August 1, 2012, which is the first day of our fiscal year 2013:

(in millions, except per share)	For the Three Months Ended October 31
	2013	2012
Net revenue	$110.1	$128.1
Net (loss) income	$(4.4)	$3.8
Net (loss) income per share, basic	$(0.36)	$0.31
Net (loss) income per share, diluted	$(0.36)	$0.30

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

4. Accounts Receivable, Net

Our accounts receivable arise primarily from products sold and services provided in the U.S., Europe and Asia. The balance in accounts receivable represents the amount due from our OEM customers and our customers in the healthcare and airport security markets. We grant credit to domestic and foreign original equipment manufacturers, distributors, and end users. The majority of our accounts receivable have standard payment terms that require payment within 30 days. We perform ongoing credit evaluations of our customers’ financial condition and continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon specific customer collection issues that have been identified. We accrue reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. To date, our historical write-offs of accounts receivable have been minimal.

Our top ten customers combined accounted for approximately 62% and 71% of our total net revenue for the three months ended October 31, 2013 and 2012, respectively. We had three customers, as set forth in the table below, which individually accounted for 10% or more of our net revenue.

	For the Three Months Ended October 31
	2013	2012
Koninklijke Philips Electronics N.V. (“Philips”)	17%	17%
Siemens AG (“Siemens”)	10%	*
Toshiba Corporation (“Toshiba”)	*	11%

Note	(*): Total net revenue was less than 10% in this period.

The following table summarizes the net accounts receivable due from our customers with net accounts receivable balance greater than or equal to 10% of our total net accounts receivable balance:

	As of October 31, 2013	As of July 31, 2013
Philips	17%	18%
L-3 Communications Security and Detection Systems (“L-3”)	13%	16%

5. Inventory

The components of inventory are summarized as follows:

(in millions)	As of October 31, 2013	As of July 31, 2013
Raw materials	$56.5	$78.7
Work in process	36.4	11.9
Finished goods	25.9	25.7

Total inventory	$118.8	$116.3

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

6. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. The following table summarizes property, plant, and equipment, net:

(in millions)	Estimated Useful Lives (Years)	As of October 31, 2013	As of July 31, 2013
Land and land improvements	N/A	$7.5	$7.4
Building and improvements	35 to 40	83.8	83.0
Leasehold and capital lease improvements	lesser of useful life or the lease term	10.7	10.7
Manufacturing and engineering equipment	4 to 7	96.3	103.4
Furniture, fixtures, and computer equipment	3 to 7	33.4	22.9
Motor vehicles	3 to 5	2.0	2.0
		233.7	229.4
Less accumulated depreciation and amortization		(122.0)	(118.4)
Total property, plant and equipment, net		$111.7	$111.0

For the three months ended October 31, 2013 and 2012, total depreciation of property, plant and equipment was $3.6 million and $3.2 million, respectively.

7. Goodwill and Other Intangible Assets

Goodwill

The carrying value of our goodwill at October 31, 2013 and July 31, 2013 was $57.0 million and $50.1 million, respectively. The difference between the two periods relates to goodwill associated with the acquisition of PocketSonics of $6.9 million. We recorded a goodwill asset of $2.8 million, representing the value of the opportunity of further strengthening our competitive position. The goodwill associated with the acquisition was increased by an additional $4.1 million for the deferred tax liability on the IPR&D. Please refer to Note 3. Business Combinations for more information on the acquisition of PocketSonics.

Other intangible assets

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, tradenames, and IPR&D. Except for IPR&D and one tradename asset which are considered to have indefinite lives, all intangible assets have estimated useful lives of between 1 and 14 years.

Other intangible assets are summarized as follows:

	As of October 31, 2013			As of July 31, 2013
(in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	$18.1	$7.1	$11.0	$18.1	$6.6	$11.5
Customer relationships	43.9	11.5	32.4	43.9	10.2	33.7
Backlog	2.1	2.1	-	2.1	2.1	-
Tradenames	8.5	0.2	8.3	8.5	0.1	8.4
In-process research and development	11.5	-	11.5	1.9	-	1.9
Total intangible assets	$84.1	$20.9	$63.2	$74.5	$19.0	$55.5

Amortization expense related to acquired intangible assets was $1.9 million and $0.8 million for the three months ended October 31, 2013 and 2012, respectively.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

Estimated future amortization expense
2014 (remaining nine months)	$5.7
2015	7.6
2016	6.6
2017	5.9
2018	5.0

$30.8

We test our goodwill for impairment on an annual basis during the second quarter of each fiscal year or, between annual tests, when certain events occur that may indicate the fair value of the reporting unit is more likely than not below its carrying value. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in connection with historical acquisitions.

One of our tradenames and our IPR&D intangible assets are deemed indefinite-lived and are subject to the annual impairment testing. They may be tested for impairment more frequently if events or changes in circumstances indicate that the fair value of the assets is below their carrying value. Tradenames are valued at fair market value during the acquisition process. Our IPR&D asset arises from our acquisition of PocketSonics. We expect to begin amortizing the IPR&D over the product life cycle once production of the product begins, which is expected within the next six to eighteen months.

8. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in a principal or the most advantageous market for the asset transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in millions)	As of October 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$0.8	$-	$0.8	$-
Plan assets for deferred compensation	2.9	2.9	-	-
Total assets at fair value	$3.7	$2.9	$0.8	$-
Liabilities
Contingent consideration	$1.9	$-	$-	$1.9
Foreign currency forward contracts	0.1	-	0.1	-
Total liabilities at fair value	$2.0	$-	$0.1	$1.9

(in millions)	As of July 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$0.8	$-	$0.8	$-
Plan assets for deferred compensation	2.7	2.7	-	-
Total assets at fair value	$3.5	$2.7	$0.8	$-
Liabilities
Foreign currency forward contracts	$0.2	$-	$0.2	$-
Total liabilities at fair value	$0.2	$-	$0.2	$-

Assets held in the deferred compensation plan will be used to pay benefits under our non-qualified deferred compensation plan. The investments primarily consist of mutual funds which are publicly traded on stock exchanges. Thus, these assets are categorized as Level 1.

Our cash equivalents consist of highly liquid demand deposits. The fair value of these deposits, does not deviate from the face value. Thus, they are categorized as Level 2.

The fair value of the liabilities arising from our foreign currency forward contracts is determined by valuation models based on market observable inputs, including forward and spot prices for currencies. Thus, these liabilities are categorized as Level 2.

The fair value of our contingent consideration obligation is based on significant unobservable inputs, including management estimates and assumptions, and are measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair value of contingent consideration obligation has been classified as Level 3 within the fair value hierarchy.

The fair value of these contingent payments associated with the acquisition of PocketSonics were calculated utilizing a probability-weighted income approach based on estimated sales utilizing a discount rate of 2.3% for the earnout associated with commercial launch and 26.3% for the earnout associated with a volume sales target. Each quarter we will revalue the contingent consideration obligations associated with the acquisition to their then fair value and record changes in the fair value as contingent consideration expense. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a different estimate of fair value.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The following table reconciles the changes in the fair value of contingent consideration obligations that have been classified as Level 3:

Three Months Ended October 31
(in millions)	2013
Fair value, beginning of period	$-
Acquisition date fair value of contingent consideration	1.9
Change in fair value	-
Payments	-
Fair value, end of period	$1.9

We have an equity investment in a privately-held company which is accounted for under the cost method. The carrying value of this investment is zero.

9. Derivative Instruments

Certain of our foreign operations have revenue and/or expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses.

As of October 31, 2013, we had forward contracts outstanding with notional amounts totaling $3.2 million in the Canadian dollar. These contracts have been designated as cash flow hedges and the unrealized loss of $0.1 million, net of tax, on these contracts is reported in accumulated other comprehensive income. Liability and asset derivatives designated as hedging instruments are presented in other assets and other liabilities, respectively, on our consolidated balance sheets. Realized gains (losses) on the cash flow hedges are recognized in our consolidated statement of operations in the period when the payment of expenses is recognized. During the three months ended October 31, 2013 and 2012, we recorded a realized (loss) gain of approximately ($0.1) million and $0.1 million, respectively, which were included in cost of revenue and operating expenses in our condensed consolidated statements of operations. We expect all contracts currently outstanding to settle as of January 31, 2014 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

10. Common Stock Repurchases

On December 8, 2011, we announced that our board of directors had authorized the repurchase of up to $30 million of our common stock. The repurchase program will be funded using our available cash. During the three months ended October 31, 2013, we repurchased and retired 46,638 shares of common stock under this repurchase program for $3.7 million at an average purchase price of $79.97 per share. During the three months ended October 31, 2012, we repurchased and retired 56,324 shares of common stock under this repurchase program for $3.9 million at an average purchase price of $69.86 per share under this program. As of October 31, 2013, in total we have repurchased and retired 296,045 shares of common stock under this repurchase program for $20.1 million at an average purchase price of $67.98 per share.

11. Accumulated Other Comprehensive Income

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The following table summarizes components of accumulated other comprehensive income as follows:

(in millions)	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unrealized Gains (Losses) on Pension Plan	Currency Translation	Accumulated Other Comprehensive Income
Balance as of July 31, 2013	$(0.1)	$(2.3)	$11.5	$9.1
Pre-tax change before reclass to earnings	(0.1)	-	1.0	0.9
Amount reclassed to earnings (Note 9)	0.1	-	-	0.1
Income tax benefit (provision)	-	-	0.1	0.1
Balance as of October 31, 2013	$(0.1)	$(2.3)	$12.6	$10.2

The ineffective portion of the unrealized gains or losses on foreign currency forward contracts and unrealized gains or losses on currency translation are included in other expense, net on our condensed consolidated statement of operations.

12. Share-based Compensation

The following table presents share-based compensation expense included in our condensed consolidated statements of operations:

	For the Three Months Ended October 31
(in millions)	2013	2012
Cost of product sales	$0.2	$0.2
Cost of engineering sales	0.1	0.4
Research and product development	0.6	0.3
Selling and marketing	0.3	0.3
General and administrative	1.5	1.4
Total share-based compensation expense before tax	2.7	2.6
Income tax effect	(0.9)	(0.8)
Share-based compensation expense included in net (loss) income	$1.8	$1.8

We recognize compensation expense on performance-based restricted stock grants with earnings per share (“EPS”)-related and total shareholder return (“TSR”)-related conditions along with time-based stock options and restricted stock award conditions. The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months Ended October 31
(in millions)	2013	2012
Peformance-based EPS related condition compensation expense	$0.5	$1.1
Performance-based TSR related condition compensation expense	0.6	0.7
Total performance-based stock compensation expense	1.1	1.8
Time-based stock options and restricted stock	1.6	0.8
Total share-based compensation expense before tax	2.7	2.6
Income tax effect	(0.9)	(0.8)
Total share-based compensation included in net (loss) income	$1.8	$1.8

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Stock options

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

During the three months ended October 31, 2013 and 2012, we granted 107,767 and 97,300 non-qualified stock options, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	For the Three Months Ended
	October 31
	2013	2012
Expected option term (1)	5.37 years	5.42 years
Expected volatility (2)	38.6%	41.0%
Risk-free interest rate (3)	1.77%	0.78%
Expected annual dividend yield (4)	0.52%	0.57%
Weighted average grant date fair value	$27.54	$24.77

(1)	The expected option term factor was estimated using historical data.
(2)	The expected volatility factor for each grant is determined based on the review of the average of historical daily price changes of our common stock over the most recent expected option term.
(3)	The risk free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

Restricted stock

We estimate the fair value of restricted stock and restricted stock units that vest based on time by the quoted market price of our common stock on the date of grant. We estimate the fair value of performance-based restricted stock and restricted stock units with market conditions based on the use of a Monte-Carlo simulation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Stock compensation expense is amortized over each award’s vesting period on a straight-line basis for all awards with service conditions, while the graded vesting method applies to all awards with both service and performance conditions.

For awards with an EPS-related condition, we recognize compensation expense over the performance period, net of estimated forfeitures, based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is performed each quarter and changes in estimates can result in significant expense fluctuations due to the cumulative catch-up adjustment.

For awards with a TSR-related condition, we recognize compensation expense on a straight-line basis, net of estimated forfeitures, over an average derived service period of 2.8 years for the awards granted in fiscal years 2014, 2013, and 2012. The total compensation expense for awards with a TSR-related condition is not contingent on the performance outcome. The weighted average grant date fair values of restricted stock units granted with a TSR-related condition was $115.45 and $106.36 per share for the three months ended October 31, 2013 and 2012, respectively.

At October 31, 2013 and 2012, we had 189,039 and 326,585 target performance contingent restricted stock units outstanding, respectively. These awards vest if specific pre-established levels of performance have been achieved at the end of a three-year performance cycle. The three-year performance cycles for restricted stock units outstanding at October 31, 2013 end on July 31, 2014,

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

2015, and 2016. The three-year performance cycles for restricted stock units outstanding at October 31, 2012 ended or will end on July 31, 2013, 2014, and 2015. The actual number of shares/units to be issued will be determined at the end of the three-year performance cycle and can range from zero to 200% of the target award. We grant performance restricted stock units with either an EPS-related performance condition or a TSR-related performance condition as determined against a specified peer group condition. During the three months ended October 31, 2013, we granted 35,562 performance restricted stock units with an EPS-related performance condition and 27,355 performance restricted stock units with a TSR-related performance condition. As of October 31, 2013, of the 189,039 restricted stock units outstanding, 102,182 had an EPS-related performance condition and 86,857 had a TSR-related performance condition.

The fair value of the restricted stock units with a TSR-related condition at date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	For the Three Months Ended October 31
	2013	2012
Stock Price (1)	$77.08	$70.04
Expected volatility (2)	27.6%	28.0%
Risk-free interest rate (3)	0.82%	0.32%
Expected annual dividend yield (4)	0.00%	0.00%

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility factor for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. For the purpose of the fair value model, the dividend yield is therefore considered to be 0%.

Employee Stock Purchase Plan (“ESPP”)

We estimate the fair value of ESPP shares using the Black-Scholes valuation model. For the three months ended October 31, 2013 and 2012, the financial impact from ESPP shares was minimal.

13. Restructuring Charges

During fiscal year 2013, we implemented a restructuring plan that involved involuntary termination of 126 employees, as well as consolidation of manufacturing and certain support activities conducted at the Ultrasonix facility in Vancouver, into operations at our existing facilities, closure of the Ultrasonix sales subsidiary in Paris, France, closure of our Englewood, Colorado facility as we consolidate manufacturing and development activities into our State College, Pennsylvania facility, and optimization of our operations in Montreal, Canada and Peabody, Massachusetts.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The following table summarizes charges related to the accrued restructuring activities during the first quarter of fiscal year 2014:

(in millions)	Employee Severance and Benefits	Facility Exit Costs	Acquisition Related Charges	Total
Balance at July 31, 2013	$1.8	$0.2	$0.8	$2.8
Restructuring Charge	0.2	-	0.1	0.3
Adjustments	(0.2)	-	(0.1)	(0.3)
Cash payments	(0.5)	-	(0.1)	(0.6)
Currency Translation	-	-	-	-
Balance at October 31, 2013	$1.3	$0.2	$0.7	$2.2

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	For the Three Months Ended
	October 31,
(in millions)	2013	2012
Medical Imaging	$(0.1)	$-
Ultrasound	0.1	-
Security Technology	-	-
Total restructuring and related charges	$-	$-

14. Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. Application of the treasury stock method could be antidilutive to unvested restricted shares if due to unrecognized compensation and windfall tax profits the hypothetical repurchase of shares exceeds the number of restricted shares to be exercised.

Basic and diluted net (loss) income per share are calculated as follows:

	For the Three Months Ended
	October 31
(in millions)	2013	2012
Net (loss) income	$(3.8)	$4.4

Weighted average number of common shares outstanding-basic (000’s)	12,443	12,323
Effect of dilutive securities:
Stock options and restricted stock units	-	259
Weighted average number of common shares outstanding-diluted (000’s)	12,443	12,582

Basic net (loss) income per share:	$(0.30)	$0.36
Diluted net (loss) income per share:	$(0.30)	$0.35

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

For the three months ended October 31, 2013 and 2012, approximately 546,000 and 29,000 potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

15. Income Taxes

The following table presents the (benefit from) provision for income taxes and our effective tax rate for the three months ended October 31, 2013 and 2012:

	Three Months Ended October 31, 2013
(in millions)	2013	2012
(Benefit from) provison for income taxes	$(2.0)	$2.1
Effective tax rate	35%	33%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended October 31, 2013 approximates the statutory rate of 35%. For the quarter, the tax benefit was increased for certain discrete benefits, consisting primarily of a reduction in valuation allowance associated with the Massachusetts research and development credits and Federal amended tax returns claims, partially offset by changes in statutory tax rates in the countries in which we operate.

The effective tax rate for the three months ended October 31, 2012 was lower than the federal statutory rate due primarily to lower foreign tax rates.

The effective tax rate was higher in the current period than in the quarter ended October 31, 2012 due in part to the relative impact of discrete items on each period’s pre-tax income, and the forecasted composition of the income in different countries.

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, as of October 31, 2013 and July 31, 2013 were as follows:

(in millions)

October 31, 2013	July 31, 2013
$7.2	$7.3

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would favorably impact our effective tax rate. In the next four quarters, the statute of limitations for our fiscal year ended July 31, 2010 may expire for Federal and state income taxes and for our fiscal year ended July 31, 2007 for foreign subsidiaries, respectively. It is reasonably expected that net unrecognized tax benefits, including interest, of approximately $1.3 million may be recognized.

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

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of October 31, 2013, we have concluded all U.S. Federal income tax matters through the year ended July 31, 2008.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At October 31, 2013 and July 31, 2013, we had approximately $0.7 million and $0.7 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

16. Segment Information:

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

•	Ultrasound, which includes ultrasound systems and transducers used primarily in the urology, surgery (including robotic assisted surgery), anesthesia, and point-of-care markets.

•	Security Technology, which includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in checked baggage screening at airports worldwide.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The tables below present information about our reportable segments:

	For the Three Months Ended
	October 31
(in millions)	2013	2012
Product revenue:
Medical Imaging	$59.2	$72.1
Ultrasound	34.7	31.7
Security Technology	14.6	8.8
Total product revenue	$108.5	$112.6
Engineering revenue:
Medical Imaging	$1.0	$3.9
Ultrasound	-	-
Security Technology	0.6	3.4
Total engineering revenue	$1.6	$7.3
Net revenue:
Medical Imaging	$60.2	$76.0
Ultrasound	34.7	31.7
Security Technology	15.2	12.2
Total net revenue	$110.1	$119.9
(Loss) income from operations
Medical Imaging	$(0.5)	$7.4
Ultrasound	(4.0)	(0.8)
Security Technology	(0.9)	0.8
Total (loss) income from operations	(5.4)	7.4
Total other expense, net	(0.4)	(0.9)
(Loss) income from operations before income taxes	$(5.8)	$6.5

	As of	As of
	October 31,	July 31,
(in millions)	2013	2013
Identifiable assets by segment:
Medical Imaging	$207.5	$217.1
Ultrasound	209.7	218.4
Security Technology	36.4	53.4
Total reportable segment assets	453.6	488.9
Corporate assets (A)	124.4	98.9
Total assets	$578.0	$587.8

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

	As of	As of
	October 31,	July 31,
(in millions)	2013	2013
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	48.2	48.2
Security Technology	-	-
Corporate (B)	6.9	-
Total reportable segment goodwill	$57.0	$50.1

(A)	Includes cash and cash equivalents of $62.4 million and $57.4 million as of October 31, 2013 and July 31, 2013, respectively.
(B)	Includes goodwill related to the acquisition of PocketSonics.

17. Other Income (Expense), Net:

Other expense, net consists primarily of interest income on cash equivalents, loss on investment, and foreign exchange gains (losses).

Related to the acquisition of PocketSonics, we recognized a loss of $0.5 million during the three months ended October 31, 2013. Please refer to Note 3. Business Combinations for more information on the acquisition of PocketSonics.

We had foreign exchange losses totaling $0.1 million and $1.0 million during the three months ended October 31, 2013 and October 31, 2012, respectively.

18. Guarantees, Commitments and Contingencies:

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2013.

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The following table presents our product warranty liability:

(in millions)	As of October 31, 2013	As of July 31, 2013
Product warranty liability, beginning balance	$6.5	$5.6
Provision
Provision	0.9	5.3
Ultrasonix warranty accrual acquired	-	1.2
Settlements made in cash or in kind during the period	(1.0)	(5.6)
Product warranty liability, ending balance	$6.4	$6.5

At October 31, 2013 and July 31, 2013, we had deferred revenue for product extended warranty contracts of $9.0 million and $8.0 million, respectively.

Revolving Credit Agreements

On October 11, 2011, we entered into a $100 million five-year, revolving credit agreement (“Credit Agreement”) with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. The Credit Agreement provides $100 million in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty.

Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $150 million in aggregate. We are the sole borrower under the Credit Agreement. The obligations under the new credit facility are guaranteed by our material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiary.

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

As of October 31, 2013 our leverage ratio was .006 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of October 31, 2013, we were in full compliance with all financial and operating covenants.

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

In connection with entering into this facility, we incurred approximately $0.5 million of transactions costs, which are being expensed over the five-year life of the credit facility.

We currently also have approximately $4.2 million in other revolving credit facilities with banks available for direct borrowings.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

We did not have any borrowing outstanding under credit facilities at October 31, 2013 and July 31, 2013.

Legal Claims

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to those matters currently pending against us and intend to defend ourselves vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our cash flows, results of operations, or financial position. In addition to litigation claims, investigations, and audits arising in the normal course of business, we are also subject to an investigation regarding our Danish subsidiary. Refer to the following disclosure for more details. We record losses when estimable and probable in accordance with GAAP.

Investigation Regarding our Danish Subsidiary

As initially disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS (“BK Medical”) and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and have wound down the relationships with the BK Medical distributors that were involved in the transactions. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice (“DOJ”), and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. During the three months ended October 31, 2013 and October 31, 2012, we incurred inquiry-related costs of approximately $0.3 million and $0.1 million, respectively, in connection with this matter.

19. Leases and Other Commitments:

Certain of our subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. We lease certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with our operating leases was approximately $0.6 million and $0.3 million for the three months ended October 31, 2013 and October 31, 2012, respectively.

The following is a schedule by year of future minimum lease payments at October 31, 2013:

(in millions) Fiscal Year	Operating Leases
2014	$2.7
2015	1.5
2016	1.0
2017	0.8
2018	0.6
Thereafter	1.0

$7.6

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

At October 31, 2013, we had outstanding non-cancelable purchase orders aggregating to $42.8 million. The purchase orders are for manufacturing and non-manufacturing related goods and services.

20. Subsequent Event:

We declared a dividend of $0.10 per share of common stock on December 6, 2013, which will be paid on December 30, 2013 to stockholders of record on December 20, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ materially from the projected results. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal year 2013 as filed with the U.S Securities and Exchange Commission (“SEC”) on September 30, 2013 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended October 31, 2013 and 2012 represent the first quarters of fiscal years 2014 and 2013, respectively.

Our Management’s Discussion and Analysis is presented in six sections as follows:

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Commitments, Contractual Obligations, and Off-balance Sheet Arrangements

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

Executive Summary

Introduction

We are a high technology company that designs and manufactures advanced medical imaging, ultrasound and security systems and subsystems sold to original equipment manufacturers (“OEM”) and end users primarily in the healthcare and airport security markets.

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

•	Ultrasound, which includes ultrasound systems and transducers used primarily in the urology, surgery (including robotic assisted surgery), anesthesia, and point-of-care markets.

•	Security Technology, which includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in checked baggage screening at airports worldwide.

Financial Results

The following table summarizes our financial results achieved:

	For the Three Months Ended October 31		Percentage Change
(in millions, except per share amounts)	2013	2012
Total net revenue	$110.1	$119.9	-8%
Gross profit	$42.9	$45.1	-5%
Gross margin	39%	38%
(Loss) income from operations	$(5.4)	$7.4	-172%
Operating margin	-5%	6%
Net (loss) income	$(3.8)	$4.4	-186%
Diluted net (loss) income per share	$(0.30)	$0.35	-186%

Outlook

Despite the decline in first quarter fiscal year 2014 revenue, as compared to fiscal year 2013, we expect upper-single digit revenue growth on a full year basis in fiscal year 2014, as compared with fiscal year 2013, as well as continued operating margin improvement.

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our fiscal year 2013 Form 10-K filed with SEC on September 30, 2013.

Results of Operations

Three months ended October 31, 2013 compared to the three months ended October 31, 2012

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	For the Three Months Ended October 31		Percentage Change
(in millions)	2013	2012
Medical Imaging	$59.2	$72.1	-18%
Ultrasound	34.7	31.7	9%
Security Technology	14.6	8.8	66%
Total product revenue	$108.5	$112.6	-4%

Medical Imaging

Medical Imaging revenue decreased during the quarter due largely to the end of life of an older generation CT subsystem, the exit of our legacy patient monitoring product line, and timing of OEM customer purchases.

Ultrasound

Ultrasound revenue improved during the quarter primarily driven by increased sales in our direct sales channel, including growth in our primary markets of urology and surgery as well as further expansion in the point-of-care market following our March 2013 acquisition of Ultrasonix. These revenues included sales of Ultrasonix products totaling $5.3 million for the three months ended October 31, 2013. These increases were partially offset by lower OEM ultrasound probe sales.

Security Technology

Security revenue growth was driven by increased volume of high-speed threat detection systems as demand for CT-based explosives threat detection continues to grow outside the U.S.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	For the Three Months Ended October 31		Percentage Change
	2013	2012
(in millions)
Medical Imaging	$1.0	$3.9	-74%
Security Technology	0.6	3.4	-82%
Total engineering revenue	$1.6	$7.3	-78%

Medical Imaging

The decrease for the three months ended October 31, 2013 versus the prior year comparable period was due primarily to winding down of certain customer-funded engineering projects as products complete the development phase prior to movement into production. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Security Technology

The decrease for the three months ended October 31, 2013 versus the prior year comparable period was due primarily to the timing of customer-funded engineering projects. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	For the Three Months Ended October 31		Percentage Change
(in millions)	2013	2012
Product gross profit	$42.8	$43.9	-2%
Product gross margin	39.5%	39.0%

The improvement in product gross margin during the three months ended October 31, 2013 versus the prior year comparable period was due primarily to a shift in product mix from lower margin OEM sales to higher margin direct sales within the Ultrasound business, cost savings efforts including a ramp up of our manufacturing operation in Shanghai, China, and a favorable adjustment within our Montreal based diagnostic mammography detection business related to the quality control inspection process. These gross margin improvements were partially offset by purchase accounting fair value adjustments to inventory associated with our March 2013 acquisition of Ultrasonix and the deferral of revenue associated with collection issues from certain customers.

Engineering gross margin

Engineering gross margin is summarized as follows:

	For the Three Months Ended October 31		Percentage Change
(in millions)	2013	2012
Engineering gross profit	$0.1	$1.2	-91%
Engineering gross margin	6.7%	16.6%

The decrease in the engineering gross profit and engineering gross margin in the three months ended October 31, 2013 versus the prior year comparable period was primarily due to fewer customer-funded engineering projects in the period and the reduction of a loss accrual that favorably impacted gross margin in the three months ended October 31, 2012.

Operating expenses

Operating expenses are summarized as follows:

	For the Three Months Ended October 31		Percentage Change	Percentage of Net Revenue
(in millions)	2013	2012		2013	2012
Research and product development	$18.9	$14.1	34%	17%	12%
Selling and marketing	14.6	11.7	25%	13%	10%
General and administrative	14.8	11.9	24%	14%	10%
Total operating expenses	$48.3	$37.7	28%	44%	31%

Operating expenses for the three months ended October 31, 2013 increased by $10.6 million, or 28%, versus the prior year comparable period.

Research and product development expenses are related to projects not funded by our customers. These expenses increased by $4.8 million during the three months ended October 31, 2013 versus the prior comparable period due primarily to the reduction in customer-funded engineering projects, which resulted in an increase of $3.3 million in expenses. Additionally, $0.9 million is attributable to incremental product engineering resources resulting from our March 2013 acquisition of Ultrasonix, and $0.6 million is due to higher merit-based compensation.

Selling and marketing expenses increased by $2.9 million during the three months ended October 31, 2013, versus the prior year comparable period due primarily to $3.7 million of incremental point-of-care sales and marketing expenses resulting from our March 2013 acquisition of Ultrasonix, offset by lower incentive compensation.

General and administrative expenses increased by $2.9 million during the three months ended October 31, 2013 versus the prior year comparable period primarily due to approximately $0.8 million in incremental audit and legal fees (including $0.3 million of BK Medical inquiry costs), general and administrative expenses of $0.7 million attributable to the inclusion of Ultrasonix in our operating results in the current period, $0.3 million of incremental depreciation expense, and $0.3 million of higher merit-based compensation costs.

During fiscal year 2013, we implemented a restructuring plan that involved the involuntary termination of 126 employees, as well as consolidation of manufacturing and certain support activities conducted at the Ultrasonix facility in Vancouver, into operations at our existing facilities, closure of the Ultrasonix sales subsidiary in Paris, France, closure of our Englewood, Colorado facility as we consolidate manufacturing and development activities into our State College, Pennsylvania facility, and optimization of our operations in Montreal, Canada and Peabody Massachusetts. There was no restructuring expense for the same period of fiscal year 2013. We expect to incur an additional $0.8 million restructuring expense to complete this program by the fourth quarter of fiscal year 2014. Expense incurred during the period was a favorable adjustment of less than $0.1 million and total payments during the three months ended October 31, 2013 were $0.6 million.

Other income (expense), net

Other expense, net is summarized as follows:

	For the Three Months Ended October 31
(in millions)	2013	2012
Interest income, net	$0.1	$0.1
Other	(0.5)	(1.0)
Total other expense, net	$(0.4)	$(0.9)

Net other expense during the three months ended October 31, 2013 was predominantly impacted by the recognition of a $0.5 million loss related to our 10% pre-acquisition equity interest in PocketSonics during the three months ended October 31, 2013. Please refer to Note 3. Business Combinations for further information about this acquisition.

(Benefit from) provision for income taxes

The (benefit from) provision for income taxes and the effective tax rates are summarized as follows:

	Three Months Ended October 31,
(in millions)	2013	2012
(Benefit from) Provision for income taxes	$(2.0)	$2.1
Effective tax rate	35%	33%

Our effective tax rate for the three months ended October 31, 2013 approximates the statutory rate of 35%. As a result of the net loss reported during the quarter, the rate represents a tax benefit. For the quarter, the tax benefit was increased by certain discrete benefits, consisting primarily of a reduction in valuation allowance associated with the Massachusetts research and development credits. Our effective tax rate was further increased by a recognized book loss on the acquisition of PocketSonics, which is not deductible for tax purposes. These increases in the effective tax rate during the period were offset by the impact of lower tax rates in foreign jurisdictions, as well as the tax benefits of the domestic production deduction and research and development credits, both in the U.S. and Canada.

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

Net (loss) income and diluted net (loss) income per share

Net (loss) income and diluted net (loss) income per share are summarized as follows:

	For the Three Months Ended October 31
(in millions)	2013	2012
(Loss) income from operations	$(3.8)	$4.4
% of net revenue	-3%	4%
Diluted net (loss) income per share from operations	$(0.30)	$0.35

The decrease in net income and diluted net income per share for the three months ended October 31, 2013 versus the prior year comparable period were due primarily to lower net revenue.

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

(in millions)	As of October 31 2013	As of July 31 2013	Percentage Change
Cash and cash equivalents (A)	$105.1	$113.0	-7%
Working capital	$256.7	$269.5	-5%
Stockholders’ equity	$482.1	$486.4	-1%

(A)	Includes approximately $43.7 million and $49.7 million of cash and cash equivalents held outside the U.S. at October 31, 2013 and July 31, 2013, respectively.

The decrease in cash and cash equivalents from July 31, 2013 to October 31, 2013 was due primarily to the net cash payment of $10.6 million for the acquisition of PocketSonics in September 2013 from existing cash on hand. The decrease in working capital from July 31, 2013 to October 31, 2013 was also primarily driven by the acquisition of PocketSonics. The decrease in stockholder’s equity from July 31, 2013 to October 31, 2013 was primarily driven by the recorded net loss in the period.

Cash and cash equivalents at October 31, 2013 and July 31, 2013 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at October 31, 2013 and July 31, 2013 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	For the Three Months Ended October 31		Percentage Change
(in million except percentages)	2013	2012
Net cash provided by (used in) operating activities	$10.6	$(6.7)	-258%
Net cash used in investing activities	(14.7)	(5.6)	162%
Net cash used in financing activities	(4.1)	(4.3)	-2%
Effect of exchange rate changes on cash	0.2	0.5	-60%
Net decrease in cash and cash equivalents	$(8.0)	$(16.1)	-50%

Operating activities

The cash flows provided by continuing operations for operating activities during the three months ended October 31, 2013 primarily reflects collections of accounts receivable, which decreased by $26.6 million, as well as a benefit from deferred income taxes of $2.7 million. This was partially offset by an increase in refundable taxes of $8.5 million, a decrease in accrued liabilities of $9.7 million and an increase in inventory of $2.6 million.

The cash flows used by continuing operations for operating activities during the three months ended October 31, 2012 primarily reflects our income from operations of $4.4 million, non-cash charges for depreciation and amortization expenses of $4.0 million, share based compensation expense of $2.6 million and decrease in accounts receivable of $18.3 million. This was largely offset by an increase in inventory of $15.0 million, a decrease in accrued liabilities of $12.0 million, an increase in refundable income taxes of $5.9 million and a decrease in deferred revenue of $3.8 million.

Investing activities

The net cash used by continuing operations for investing activities during the three months ended October 31, 2013 was primarily driven by the acquisition of PocketSonics, net of cash acquired, of $10.6 million as well as purchases of property, plant and equipment of $4.2 million.

The net cash used by continuing operations for investing activities during the three months ended October 31, 2012 was primarily driven by purchases of property, plant and equipment of $5.6 million.

Financing activities

The net cash used for financing activities during the three months ended October 31, 2013 primarily reflected $6.1 million of shares surrendered for taxes paid related to vested employee restricted stock, $3.7 million used to repurchase common stock, and $1.2 million of dividends paid to stockholders. This was partially offset by the issuance of stock of $3.8 million associated with share-based compensation.

The net cash used for financing activities during the three months ended October 31, 2012 primarily reflected $3.9 million used to repurchase common stock, $3.8 million of shares surrendered for taxes paid related to vested employee restricted stock and $1.4 million of dividends paid to shareholders. This was largely offset by the issuance of stock of $3.1 million associated with share-based compensation.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements

Our contractual obligations at October 31, 2013, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Operating leases	$7.6	$2.7	$1.5	$1.0	$0.8	$0.6	$1.0
Purchase obligations	42.8	42.8	-	-	-	-	-
Pension	4.0	0.3	0.3	0.3	0.3	0.3	2.5
Total contractual obligations	$54.4	$45.8	$1.8	$1.3	$1.1	$0.9	$3.5

Financing Arrangements

On October 11, 2011, we entered into a $100 million five-year, revolving credit agreement (“Credit Agreement”) with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of the facility can be increased under specified circumstances up to $150 million in aggregate. We are the sole borrower under the Credit Agreement. We did not have any borrowings outstanding under this Credit Agreement as of October 31, 2013. Please refer to Note 18. Guarantees, Commitments and Contingencies for details.

We currently also have approximately $4.2 million in other revolving credit facilities with banks available for direct borrowings.

Contingent Consideration

In connection with the acquisition of PocketSonics, during the three months ended October 31, 2013, we recognized contingent consideration of $1.9 million. Please refer to Note 3. Business Combinations for more information.

Tax Related Obligations

We have $7.2 million of unrecognized tax benefits for uncertain tax positions and $0.7 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 15. Income Taxes to our condensed consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

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

During three months ended October 31, 2013, we incurred inquiry-related costs of approximately $0.3 million in connection with this matter.

Recent Accounting Pronouncements

For a discussion of new accounting standards please refer to Note 2. Recent Accounting Pronouncements to our condensed consolidated financial statements included within this report.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our most critical accounting policies have a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities.

For a detailed discussion of our critical accounting policies, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 43, in our Annual Report on Form 10-K for fiscal year 2013 filed with the SEC on September 30, 2013. Those policies and the estimates involved in their application relate to revenue recognition, inventory write-down, share-based compensation, warranty reserves, business combinations, and impairment of goodwill and indefinite lived intangible assets, income tax contingencies, and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our fiscal year 2013 Form 10-K filed with SEC on September 30, 2013. There have been no material changes during the first three months ended October 31, 2013 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2013, based on the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

Changes in internal control over financial reporting

In 2013, we completed the installation and integration of a new enterprise resource planning system for certain of our locations. The new system upgraded our overall information system capabilities, including our financial reporting systems, and supports improved business processes and enhanced internal controls. We expect to continue with the installation and integration of the new system across additional locations. There were no other changes in our internal control over financial reporting during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of October 31, 2013, please refer to Note 18. Guarantees, Commitments and Contingencies to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for fiscal year 2013, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended October 31, 2013:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
8/1/2013-8/31/2013	17,419	$73.64	17,266	$12,335
9/1/2013-9/30/2013	92,126	79.07	14,437	11,193
10/1/2013-10/31/2013	14,935	88.15	14,935	9,876

Total	124,480		46,638	$9,876

(1)	Includes 77,842 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in September 2013.
(2)	During the first quarter of fiscal year 2014, we repurchased 46,638 shares of our common stock in open-market transactions for $3.7 million at an average purchase price of $79.97 per share. These shares were purchased pursuant to a repurchase program authorized by our board of directors that was announced on December 8, 2011 to repurchase up to $30 million of our common stock. The repurchase program does not have a fixed expiration date.
(3)	For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Exhibit		Description
10.1		Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2014 Annual Incentive Plan

10.2		Form of Annual Retainer Deferral Election

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended

101	++	The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at October 31, 2013 and July 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended October 31, 2013 and October 31, 2012, (iii) the Condensed Consolidated Statements of Comprehensive (Loss)Income for the three months ended October 31, 2013 and October 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2013 and October 31, 2012 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 10, 2013	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2013	/s/ Michael L. Levitz
Michael L. Levitz Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)