Form 10-Q/A
period 2013-10-31
ANALOGIC CORP
filed 2014-02-07
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Analogic Corporation (the “Company”, “we”, or “our”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2013 for the sole purpose of amending and restating Item 4. Controls and Procedures. As originally filed, Item 4 incorrectly stated the nature of the assessment performed in connection with the quarter. Item 4 has been amended and restated to correctly reflect management’s conclusions regarding the effectiveness of our disclosure controls and procedures as of October 31, 2013 and certain changes in our internal control over financial reporting. Except as amended below in connection with Item 4, there are no other amendments to the Form 10-Q as originally filed. This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ANALOGIC CORPORATION

Date: February 7, 2014	/s/ James W. Green
James W. Green
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2014	/s/ Michael L. Levitz
Michael L. Levitz
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1*	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2014 Annual Incentive Plan

10.2*	Form of Annual Retainer Deferral Election

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at October 31, 2013 and July 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended October 31, 2013 and October 31, 2012, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended October 31, 2013 and October 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2013 and October 31, 2012 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Previously filed