Form 10-Q
period 2014-01-31
ANALOGIC CORP
filed 2014-03-11
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

The number of shares of common stock outstanding at February 28, 2014 was 12,413,712.

ANALOGIC CORPORATION

Form 10Q – Quarterly Report

For the Quarterly Period Ended January 31, 2014

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	As of January 31, 2014	As of July 31, 2013
Assets
Current assets:
Cash and cash equivalents	$111,027	$113,033
Accounts receivable, net of allowance for doubtful accounts of $728 and $598 as of January 31, 2014 and July 31, 2013, respectively	94,115	113,150
Inventory	112,936	116,280
Refundable and deferred income taxes	15,374	7,803
Other current assets	9,864	10,147
Total current assets	343,316	360,413
Property, plant, and equipment, net	111,800	110,983
Intangible assets, net	61,343	55,525
Goodwill	56,977	50,073
Deferred income taxes	7,692	5,439
Other assets	5,792	5,351
Total assets	$586,920	$587,784

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,210	$32,138
Accrued employee compensation and benefits	14,779	22,264
Accrued warranty	6,110	6,501
Accrued restructuring charges	1,519	2,848
Deferred revenue	9,208	9,218
Accrued income taxes	-	4,091
Accrued expenses, other	3,873	5,293
Other current liabilities	7,541	8,541
Total current liabilities	75,240	90,894

Long-term liabilities:
Accrued income taxes	4,084	5,031
Other long-term liabilities	7,261	5,463
Total long-term liabilities	11,345	10,494

Guarantees and commitments (Note 18)

Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,405,214 shares issued and outstanding as of January 31, 2014; 30,000,000 shares authorized and 12,235,416 shares issued and outstanding as of July 31, 2013	620	612
Capital in excess of par value	120,644	114,381
Retained earnings	369,016	362,255
Accumulated other comprehensive income	10,055	9,148
Total stockholders’ equity	500,335	486,396
Total liabilities and stockholders’ equity	$586,920	$587,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net revenue:
Product	$139,471	$132,763	$247,925	$245,310
Engineering	1,966	5,791	3,594	13,111
Total net revenue	141,437	138,554	251,519	258,421
Cost of sales:
Product	78,767	77,340	144,393	146,014
Engineering	1,586	5,815	3,106	11,922
Total cost of sales	80,353	83,155	147,499	157,936
Gross profit	61,084	55,399	104,020	100,485
Operating expenses:
Research and product development	20,026	16,123	38,880	30,197
Selling and marketing	14,695	11,867	29,265	23,522
General and administrative	12,944	13,606	27,860	25,528
Restructuring	335	-	296	-
Total operating expenses	48,000	41,596	96,301	79,247
Income from operations	13,084	13,803	7,719	21,238
Other expenses, net	(357)	(402)	(778)	(1,308)
Income before income taxes	12,727	13,401	6,941	19,930
(Benefit from) provision for income taxes	(6,587)	3,592	(8,598)	5,740
Net income	$19,314	$9,809	$15,539	$14,190
Net income per common share:
Basic	$1.56	$0.80	$1.25	$1.15
Diluted	$1.53	$0.78	$1.23	$1.13
Weighted-average shares outstanding:
Basic	12,417	12,294	12,430	12,304
Diluted	12,656	12,581	12,684	12,574

Dividends declared and paid per share:	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPRHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net income	$19,314	$9,809	$15,539	$14,190
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(251)	2,518	806	5,721
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $46 and $14 for the three months ended January 31, 2014 and 2013, respectively, and $56 and $ (10) for the six months ended January 31, 2014 and 2013, respectively	84	29	101	(18)

Total other comprehensive (loss) income, net of tax	(167)	2,547	907	5,703

Total comprehensive income	$19,147	$12,356	$16,446	$19,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Six Months Ended January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,539	$14,190
Adjustments to reconcile net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(7,039)	3,593
Depreciation and amortization	10,850	8,043
Loss on investment	484	-
Change in fair value of contingent consideration	25	(120)
Share-based compensation expense	5,839	5,954
Excess tax benefit from share-based compensation	(3,190)	(1,970)
Write-down of inventory to net realizable value	1,212	1,297
Allowance for doubtful accounts	130	186
Other	-	634
(Gain) loss on sale of property, plant and equipment	(12)	1
Net changes in operating assets and liabilities, exclusive of acquisition-related assets and liabilities:
Accounts receivable	19,138	10,167
Inventory	2,421	(17,674)
Refundable income taxes	(7,990)	(1,150)
Other current assets	833	(3,055)
Accounts payable	504	(795)
Accrued liabilities	(12,228)	(9,045)
Deferred revenue	(32)	(278)
Accrued income taxes	(1,964)	(2,767)
Other liabilities	649	117
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	25,169	7,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(8,654)	(12,972)
Acquisition of business, net of cash acquired	(10,561)	-
Proceeds from the sale of property, plant, and equipment	140	58
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(19,075)	(12,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	4,305	4,035
Shares repurchased for taxes for vested employee restricted stock grants	(6,184)	(4,443)
Contingent consideration payment	-	(340)
Excess tax benefit from share-based compensation	3,190	1,970
Repurchase of common stock	(6,974)	(6,024)
Dividends paid to shareholders	(2,486)	(2,664)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(8,149)	(7,466)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	49	1,166

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,006)	(11,886)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,033	187,011

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,027	$175,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in millions, except share and per share data)

1. Business:

Company

Throughout this Quarterly Report on Form 10-Q, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation.

Description of Business

Analogic (NASDAQ:ALOG) provides leading-edge healthcare and security technology solutions to advance the practice of medicine and save lives. We are recognized around the world for advanced imaging systems and technology that enable computed tomography, or CT, ultrasound, magnetic resonance imaging, or MRI, and digital mammography, as well as automated threat detection for aviation security. Our CT, MRI, digital mammography, and ultrasound transducer products are sold to original equipment manufacturers, or OEMs, providing state-of-the-art capability and enabling them to enter new markets and expand their existing market presence. Our state-of-the-art ultrasound systems are sold directly to clinical end users through our sales force under the BK Medical and Ultrasonix brands and are primarily used in procedure guidance markets such as urology, surgery, and point-of-care.

We were incorporated in the Commonwealth of Massachusetts in November 1967 and our headquarters is based just north of Boston in Peabody, Massachusetts.

Our business is strategically aligned into three segments: Medical Imaging, Ultrasound, and Security Technology. Our business segments are described below.

•

Medical Imaging, which primarily includes systems and subsystems for CT and MRI medical imaging equipment as well as state-of-the-art, selenium-based detectors for screening of breast cancer and other diagnostic applications in mammography.

•	Ultrasound, which includes ultrasound systems and transducers primarily in the urology, surgery (including robotic assisted surgery), anesthesia, and point-of-care markets.

•	Security Technology, which includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in checked baggage screening at airports worldwide.

Basis of Presentation

Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission, or SEC, for quarterly reports on Form 10-Q. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.

We report our financial condition and results of operations on a fiscal year basis ending on July 31st of each year. The three months ended January 31, 2014 and 2013 represent the second quarters of fiscal years 2014 and 2013, respectively.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2013, or fiscal year 2013, included in our Annual Report on Form 10-K as filed with the SEC on September 30, 2013. The year end condensed balance sheet data were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States, or U.S. GAAP.

Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of us and our subsidiaries, all of which are wholly owned. Investments in companies in which our ownership interests range from 10% to 50% are accounted for using the equity method. Other investments are accounted for using the cost method.

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

2. Recent Accounting Pronouncements

Recently adopted

Comprehensive income

In January 2013, the Financial Accounting Standards Board, or FASB, issued an update which seeks to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP, to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for the annual or interim reporting periods beginning after December 15, 2012. We adopted this standard in the third quarter of fiscal year 2013 and presented this information in Note 11. Accumulated Other Comprehensive Income. The adoption of this standard did not have an impact on our financial condition or results of operations.

Testing indefinite-lived intangible assets for impairment

In July 2012, the FASB issued an update regarding testing indefinite-lived intangible assets for impairment. This update gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for the interim period ended October 31, 2013. We adopted this standard in the first quarter of the fiscal year ending July 31, 2014, or fiscal year 2014. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update, which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for our interim period ending January 31, 2014. We adopted this standard in the first quarter of fiscal year 2014 and presented this information in Note 15. Income Taxes. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Not yet effective

Foreign currency matters

In March 2013, the FASB issued an update which amends guidance on foreign currency matters and consolidations to address diversity in practice related to the release of cumulative translation adjustments, or CTA, into earnings upon the occurrence of certain derecognition events. The update reflects a compromise between the CTA release guidance included within foreign currency matters and the loss of control concepts included within consolidation guidance. It precludes the release of CTA for derecognition events that occur within a foreign entity, unless such events represent a complete or substantially complete liquidation of the foreign entity. Derecognition events related to investments in a foreign entity result in the release of all CTA related to the derecognized foreign entity, even when a noncontrolling financial interest is retained. The update also amends guidance on business combinations and for transactions that result in a company obtaining control of a business in a step acquisition by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The update is effective for us beginning after August 1, 2014. This update should be applied prospectively and prior periods should not be adjusted. This update is not expected to have an impact on our financial condition or results of operations. Early adoption is permitted as of the beginning of an entity’s fiscal year.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

3. Business Combinations

PocketSonics, Inc.

In April 2010, we entered into an agreement with PocketSonics, Inc., or PocketSonics, a privately held ultrasound technology company based in Charlottesville, Virginia, which granted us an exclusive license to certain ultrasound technology owned or controlled by PocketSonics and a ten percent (10%) equity interest in PocketSonics. The equity investment was recorded as in-process research and development, or IPR&D, of $1.9 million. Since that time, we have collaborated with PocketSonics to develop patented ultrasound technology to enable the acceleration of high acuity guided procedures to lower cost point-of-care settings and other technical applications. On September 20, 2013, we acquired all of the remaining stock of PocketSonics. The purchase price includes base consideration of $11.1 million paid in cash at closing, fair value of contingent consideration of $1.9 million, and revaluation of the initial equity investment. We undertook this acquisition to further strengthen our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

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

In determining the fair value, we considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for PocketSonics products and services. We recognized an IPR&D asset of $11.5 million. The fair value of the asset was determined by a probability adjusted cash flow analysis. This intangible asset is currently an indefinite-lived asset and is subject to our annual impairment testing process. We expect to begin amortizing the IPR&D asset over the product life cycle once production of the product begins, which is expected within the next six to fifteen months. We anticipate that the amortization period of the IPR&D asset to be approximately 10 years.

In connection with this acquisition, we recorded a fair value contingent consideration obligation of $1.9 million, with potential exposure of up to $3.0 million payable upon the achievement of certain milestones relating to the PocketSonics technology. The contingent earn-out payments payable to the sellers of PocketSonics would be met upon commercial launch and a volume sales target. The $1.9 million fair value was estimated through a valuation model that incorporates probability adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 input measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration liability and reflected within our condensed consolidated statement of operations within general and administrative operating expenses. During the three months ended January 31, 2014, we incurred an additional $0.1 million increase in the fair value of our contingent consideration obligation. The total fair value of our contingent consideration obligation was $2.0 million as of January 31, 2014. For additional information related to the fair value of this obligation, please refer to Note 8. Fair Value Measurements.

We recorded a goodwill asset of $6.9 million, representing the value of the opportunity of further strengthening our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The goodwill will not be deductible for tax purposes.

Upon the acquisition of PocketSonics, we recognized a loss of $0.5 million related to our 10% pre-acquisition equity interest, which is reflected as a component of other expense, net within our condensed consolidated statement of operations for the six months ended January 31, 2014, respectively.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

During the six months ended January 31, 2014, we incurred acquisition costs of $0.1 million which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our condensed consolidated statement of operations.

Ultrasonix Medical Corporation, or Ultrasonix

On March 1, 2013, we completed our acquisition of all of the outstanding equity securities of Ultrasonix Medical Corporation, a Nevada (U.S.) corporation, whose principal assets included customer lists and intangibles related solely to sales destined to the U.S. On March 2, 2013, we completed our acquisition of all of the outstanding equity securities of Ultrasonix Medical Corporation, a Canadian corporation, pursuant to a “plan of arrangement” under Canadian law. Ultrasonix is a supplier of advanced ultrasound systems for point-of-care and general imaging applications. We undertook the acquisition to accelerate our expansion into the point-of-care ultrasound market. The purchase price, net of cash acquired, was $79.9 million. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

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

(in millions)
Cash		$0.4
Accounts receivable (A)		6.5
Inventory (B)		9.4
Prepaids and other assets		2.9
Property, plant, and equipment		0.3
Goodwill		48.2
Intangible assets:
Developed technology (weighted-average useful life of 10 years)	5.9
Customer relationships (weighted-average useful life of 10.6 years)	18.5
Tradename (estimate useful life of 2 years)	0.9

Total intangible assets		25.3
Other assets		0.1

Total assets acquired		93.1
Accounts payable and accrued expenses		(5.4)
Deferred revenue (B)		(0.8)
Accrued warranty		(1.1)
Debt		(0.8)
Deferred taxes		(4.7)

Total liabilities assumed		(12.8)

Total purchase price		$80.3

(A)	The gross amount due was $8.7 million, of which $2.2 million is expected to be uncollectible. We did not acquire any other class of receivables other than trade receivables as a result of the acquisition of Ultrasonix.
(B)	The inventory fair value adjustment of $3.7 million associated with the acquisition was fully amortized as of October 31, 2013. The deferred revenue adjustment of $0.8 million associated with the acquisition will be amortized over 4.5 years. The inventory fair value and deferred revenue adjustments were recognized in product cost of sales and product revenue in our condensed consolidated statement of operations, respectively.

During the three months and six months ended January 31, 2014, we incurred acquisition related charges of approximately $1.9 million and $4.3 million, respectively, primarily related to intangible amortization expense of $3.8 million as well as an inventory step up charge of $0.5 million, recorded in the first quarter of fiscal year 2014, that are included in our general and administrative expenses and cost of sales, respectively, in our condensed consolidated statements of operations.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Pro Forma Financial Information

The following unaudited pro forma information for the three and six months ended January 31, 2014 and 2013, respectively presents consolidated information as if both the PocketSonics and the Ultrasonix acquisitions occurred on August 1, 2012, which is the first day of our fiscal year 2013:

(in millions, except per share)	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2014	2013	2014	2013
Net revenue	$141.4	$150.7	$251.5	$278.8
Net income	$19.3	$10.8	$14.9	$14.6
Net income per share, basic	$1.56	$0.88	$1.20	$1.19
Net income per share, diluted	$1.53	$0.86	$1.17	$1.16

4. Accounts Receivable, Net

Our accounts receivable arise primarily from products sold and services provided in the U.S., Europe and Asia. The balance in accounts receivable represents the amount due from our domestic and foreign OEM customers, distributors and end users. The majority of our accounts receivable have standard payment terms that require payment within 30 days. We perform ongoing credit evaluations of our customers’ financial condition and continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon specific customer collection issues that have been identified. We accrue reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. To date, our historical write-offs of accounts receivable have been minimal.

Our top ten customers combined accounted for approximately 68% and 67% of our total net revenue for the three months ended January 31, 2014 and 2013, respectively, and 66% and 69% of our total net revenue for the six months ended January 31, 2014 and 2013, respectively. Set forth in the table below, are customers which individually accounted for 10% or more of our net revenue.

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2014	2013	2014	2013
Koninklijke Philips Electronics N.V., or Philips	16%	13%	17%	15%
L-3 Communications Corporation, or L-3	13%	12%	11%	11%
Toshiba Corporation, or Toshiba	14%	11%	12%	11%
Siemens AG	10%	*	10%	*

Note	(*): Total net revenue was less than 10% in this period.

The following table summarizes the net accounts receivable due from our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of January 31, 2014	As of July 31, 2013
Philips	19%	18%
L-3	19%	16%

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

5. Inventory

The components of inventory are summarized as follows:

(in millions)	As of January 31, 2014	As of July 31, 2013
Raw materials	$59.5	$78.7
Work in process	32.2	11.9
Finished goods	21.2	25.7

Total inventory	$112.9	$116.3

6. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. The following table summarizes property, plant, and equipment, net:

(in millions)	Estimated Useful Lives (Years)	As of January 31, 2014	As of July 31, 2013
Land and land improvements	N/A	$7.5	$7.4
Building and improvements	35 to 40	85.2	83.0
Leasehold and capital lease improvements	lesser of useful life or the lease term	10.7	10.7
Manufacturing and engineering equipment	4 to 7	92.4	89.7
Furniture, fixtures, and computer equipment	3 to 7	34.5	22.9
Motor vehicles	3 to 5	2.0	2.0
Construction in process	N/A	4.5	13.7
		236.8	229.4
Less accumulated depreciation and amortization		(125.0)	(118.4)
Total property, plant and equipment, net		$111.8	$111.0

For the three months ended January 31, 2014 and 2013, total depreciation of property, plant and equipment was $3.5 million and $3.2 million, respectively. For the six months ended January 31, 2014 and 2013, total depreciation of property, plant and equipment was $7.1 million and $6.4 million, respectively.

7. Goodwill and Other Intangible Assets

Goodwill

The carrying value of our goodwill at January 31, 2014 and July 31, 2013 was $57.0 million and $50.1 million, respectively. The difference between the two periods relates to goodwill associated with the acquisition of PocketSonics of $6.9 million. We recorded a goodwill asset of $2.8 million, representing the value of the opportunity of further strengthening our competitive position. The goodwill associated with the acquisition was increased by an additional $4.1 million for the deferred tax liability on the IPR&D. Please refer to Note 3. Business Combinations for more information on the acquisition of PocketSonics.

Other intangible assets

Other intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, tradenames, and IPR&D. Except for IPR&D and one tradename asset, which are considered to have indefinite lives, all intangible assets have estimated useful lives of between 1 and 14 years.

Other intangible assets are summarized as follows:

	As of January 31, 2014			As of July 31, 2013
(in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	$18.1	$7.7	$10.4	$18.1	$6.6	$11.5
Customer relationships	43.9	12.7	31.2	43.9	10.2	33.7
Backlog	2.1	2.1	-	2.1	2.1	-
Tradenames	8.5	0.3	8.2	8.5	0.1	8.4
In-process research and development	11.5	-	11.5	1.9	-	1.9
Total intangible assets	$84.1	$22.8	$61.3	$74.5	$19.0	$55.5

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Amortization expense related to acquired intangible assets was $1.9 million and $3.8 million for the three and six months ended January 31, 2014, respectively. Amortization expense related to acquired intangible assets was $0.8 million and $1.5 million for the three and six months ended January 31, 2013, respectively.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

(in millions)	Estimated future amortization expense
2014 (remaining six months)	$3.8
2015	7.6
2016	6.6
2017	5.9
2018	5.0

$28.9

We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2013. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in connection with historical acquisitions. The goodwill as of December 31, 2013 relates to our acquisitions of Copley Controls in April 2008, Ultrasonix in March 2013, and PocketSonics in September 2013. In accordance with U.S. GAAP, we elected to bypass the qualitative assessment and proceeded to step one of the impairment test by comparing the fair value of the reporting units to their carrying values. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The goodwill from the acquisition of Copley Controls, of $1.8 million, is included in our OEM reporting unit under the Medical Imaging segment. For purposes of assessing our annual impairment, the goodwill from the acquisitions of Ultrasonix and PocketSonics, of $55.2 million, are included in our Ultrasound reporting unit. Our impairment assessment considered both the market approach and income approach with different probabilities assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples and a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. We determined that the fair values of the OEM and Ultrasound reporting units were in excess of their carrying values, and therefore it was not necessary for us to perform step two of the impairment test.

We compared the fair value of the Copley tradename using the relief from royalty approach to its carrying value as of December 31, 2013. The relief from royalty approach utilized an after-tax royalty rate and a discount rate. The after-tax royalty rate was determined based on royalty research and margin analysis while the discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the Copley tradename. We determined that the fair value of the Copley tradename was in excess of its carrying value.

Our IPR&D asset arises from our acquisition of PocketSonics. We compared the fair value of the IPR&D using the income approach to its carrying value at December 31, 2013 and determined there was no impairment. We determined the fair value of the IPR&D using a probability-adjusted cash flow model. We expect to begin amortizing the IPR&D over the product life cycle once production of the product begins, which is expected to be within the next six to fifteen months. We expect to utilize this IPR&D asset in our Ultrasound segment.

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in millions)	As of January 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$0.8	$-	$0.8	$-
Plan assets for deferred compensation	3.1	3.1	-	-
Total assets at fair value	$3.9	$3.1	$0.8	$-
Liabilities
Contingent consideration	$2.0	$-	$-	$2.0
Total liabilities at fair value	$2.0	$-	$-	$2.0

(in millions)	As of July 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$0.8	$-	$0.8	$-
Plan assets for deferred compensation	2.7	2.7	-	-
Total assets at fair value	$3.5	$2.7	$0.8	$-
Liabilities
Foreign currency forward contracts	$0.2	$-	$0.2	$-
Total liabilities at fair value	$0.2	$-	$0.2	$-

Assets held in the deferred compensation plan will be used to pay benefits under our non-qualified deferred compensation plan. The investments primarily consist of mutual funds which are publicly traded on stock exchanges. Accordingly, the fair value of these assets are categorized as Level 1 within the fair value hierarchy.

Our cash equivalents consist of highly liquid demand deposits. The fair value of these deposits, which is determined by projecting future cash flows using an estimated economic life, does not deviate from the face value. Accordingly, the fair value of these assets are categorized as Level 2 within the fair value hierarchy.

The fair value of the liabilities arising from our foreign currency forward contracts is determined by valuation models based on market observable inputs, including forward and spot prices for currencies. Accordingly, the fair value of these liabilities are categorized as Level 2 within the fair value hierarchy.

The fair value of our contingent consideration obligation is based on significant unobservable inputs, including management estimates and assumptions, and is measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair value of these liabilities are categorized as Level 3 within the fair value hierarchy.

The fair value of the contingent payments associated with the acquisition of PocketSonics were calculated utilizing a probability-weighted income approach based on estimated sales with a discount rate of 2.1% for the earnout associated with commercial launch and 26.3% for the earnout associated with a volume sales target. Each quarter we revalue the contingent consideration obligations associated with the acquisition to their then fair value and record changes in the fair value as contingent consideration expense. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The following table reconciles the changes in the fair value of contingent consideration obligations that are categorized as Level 3 within the fair value hierarchy:

	For the Three Months Ended January 31,	For the Six Months Ended January 31,
(in millions)	2014	2014
Fair value, beginning of period	$1.9	$-
Acquisition date fair value of contingent consideration	-	1.9
Change in fair value	0.1	0.1
Payments	-	-
Fair value, end of period	$2.0	$2.0

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

As of January 31, 2014, we had forward contracts outstanding with notional amounts totaling $5.0 million in the Canadian dollar. These contracts have been designated as cash flow hedges and the unrealized loss of less than $0.1 million, net of tax, on these contracts is reported in accumulated other comprehensive income. Asset and liability derivatives designated as hedging instruments are presented in other assets and other liabilities, respectively, on our consolidated balance sheets. Realized gains (losses) on the cash flow hedges are recognized in our consolidated statement of operations in the period when the payment of expenses is recognized. During the three and six months ended January 31, 2014 and 2013, we recorded a realized gain (loss) of approximately $(0.2) million and $0.0 million, and $(0.3) million and $0.1 million, respectively, which were included in cost of revenue and operating expenses in our condensed consolidated statements of operations. We expect all contracts currently outstanding to settle as of July 31, 2014 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

10. Common Stock Repurchases

On December 8, 2011, we announced that our board of directors had authorized the repurchase of up to $30.0 million of our common stock. The repurchase program will be funded using our available cash. During the three and six months ended January 31, 2014, we repurchased and retired 35,550 shares and 82,188 shares of common stock, respectively, under this repurchase program for $3.2 million and $7.0 million, respectively, at an average purchase price of $91.20 per share and $84.83 per share, respectively. During the three and six months ended January 31, 2013, we repurchased and retired 29,003 shares and 85,327 shares of common stock, respectively, under this repurchase program for $2.1 million and $6.0 million, respectively, at an average purchase price of $71.91 and $70.56 per share, respectively. As of January 31, 2014, we have cumulatively repurchased and retired 331,595 shares of common stock under this repurchase program for $23.4 million at an average purchase price of $70.47 per share.

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The following table summarizes components of accumulated other comprehensive income for the six months ended January 31 2013:

(in millions)	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unrealized Gains (Losses) on Pension Plan	Currency Translation	Accumulated Other Comprehensive Income
Balance as of July 31, 2012	$-	$(4.7)	$7.0	$2.3
Pre-tax change before reclass to earnings	(0.1)	-	(1.6)	(1.7)
Amount reclassed to earnings (Note 9)	0.1	-	-	0.1
Income tax benefit	-	-	7.3	7.3
Balance as of January 31, 2013	$-	$(4.7)	$12.7	$8.0

The following table summarizes components of accumulated other comprehensive income for the six months ended January 31 2014:

(in millions)	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unrealized Gains (Losses) on Pension Plan	Currency Translation	Accumulated Other Comprehensive Income
Balance as of July 31, 2013	$(0.1)	$(2.3)	$11.5	$9.1
Pre-tax change before reclass to earnings	-	-	0.8	0.8
Amount reclassed to earnings (Note 9)	0.1	-	-	0.1
Income tax benefit	-	-	0.1	0.1
Balance as of January 31, 2014	$-	$(2.3)	$12.4	$10.1

The ineffective portion of the unrealized gains or losses on foreign currency forward contracts and unrealized gains or losses on currency translation are included in other expense, net on our condensed consolidated statement of operations.

12. Share-based Compensation

On January 29, 2010, our stockholders approved a share-based compensation plan named the “2009 Stock Incentive Plan”, or 2009 Plan, which provided for the issuance of up to 1,600,000 shares of common stock. Stockholders approved amendments to the 2009 Plan on January 23, 2012 and January 21, 2014 which included increasing the number of shares available for issuance to 2,200,000 and 4,453,518, respectively.

On November 4, 1985, our stockholders approved an employee stock purchase plan named the “Employee Stock Purchase Plan”, or ESPP, of up to 700,000 shares of common stock. Stockholders approved amendments to the ESPP on January 21, 1986, October 9, 1997, and October 15, 2002. On January 21, 2014, our stockholders approved amendments to the ESPP which included expanding the employees eligible to participate to include “highly compensated employees” as well as increasing the maximum value of stock that each employee can purchase from $2,600 to $12,500 in each of the two payment periods per year.

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, net of forfeitures.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The following table presents share-based compensation expense included in our condensed consolidated statements of operations:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
(in millions)	2014	2013	2014	2013
Cost of product sales	$0.2	$0.2	$0.4	$0.4
Cost of engineering sales	0.1	0.3	0.2	0.7
Research and product development	0.8	0.9	1.5	1.2
Selling and marketing	0.3	0.2	0.6	0.5
General and administrative	1.7	1.7	3.1	3.2
Total share-based compensation expense before tax	3.1	3.3	5.8	6.0
Income tax effect	(1.0)	(1.1)	(1.8)	(2.0)
Share-based compensation expense included in net income	$2.1	$2.2	4.0	$4.0

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

We did not grant any stock options during the three months ended January 31, 2014. The fair value of each option granted during the three and six months ended January 31, 2014 and 2013 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Expected option term in years (1)	n/a	5.38	5.37	5.41
Expected volatility (2)	n/a	41.3%	38.6%	40.6%
Risk-free interest rate (3)	n/a	0.75%	1.77%	0.78%
Expected annual dividend yield (4)	n/a	0.54%	0.52%	0.57%

(1)	The expected option term was estimated using historical data.
(2)	The expected volatility for each grant is determined based on the review of the average of historical daily price changes of our common stock over the expected option term.
(3)	The risk free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

The weighted average grant date fair value of stock options that were granted during the three and six months ended January 31, 2014 was $0.00 and $27.54, respectively. The weighted average grant date fair value of stock options that were granted during the three and six months ended January 31, 2013 was $26.54 and $24.80, respectively.

The total intrinsic value of options exercised during the three and six months ended January 31, 2014, was $0.1 million and $1.6 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date exercise price.

As of January 31, 2014, 405,588 stock options were vested or expected to vest and 175,039 stock options were exercisable. These options have a weighted average exercise price of $63.21, and $54.88, respectively, aggregate intrinsic value of $13.2 million and $7.1 million, respectively, and a weighted average remaining contractual term of 5.35 years and 4.20 years, respectively.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

We estimate the fair value of ESPP shares using the Black-Scholes valuation model. For the three and six months ended January 31, 2014 and 2013, the financial impact from ESPP shares was immaterial.

Restricted stock and restricted stock units

We estimate the fair value of restricted stock and restricted stock units, or RSU’s, that vest based on service conditions using the quoted closing price of our common stock on the date of grant. Share-based compensation expense is amortized over each award’s vesting period on a straight-line basis for all awards with service conditions, while the graded vesting method applies to all awards with both service and performance conditions.

For our non-GAAP earnings per share, or EPS, performance-based awards, the compensation cost is amortized over the performance period on a straight-line basis, net of forfeitures, because such awards vest only at the end of the performance period. The compensation cost is based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is done each quarter and changes in estimates can result in significant expense fluctuations due to the cumulative catch-up adjustment. We estimate the fair value of the non-GAAP EPS performance-based awards using the quoted closing price of our common stock on the date of grant.

For our relative total shareholder return, or TSR, performance-based awards, which are based on market performance, the compensation cost is amortized over the performance period on a straight-line basis net of forfeitures, because the awards vest only at the end of the measurement period and the probability of actual shares expected to be earned is considered in the grant date valuation. As a result, the expense is not adjusted to reflect the actual shares earned. We estimate the fair value of the TSR performance-based awards using the Monte-Carlo simulation model.

We did not grant any TSR or non-GAAP EPS performance-based awards during the three months ended January 31, 2014. We granted 389 TSR and 505 non-GAAP EPS performance-based awards during the three months ended January 31, 2013. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2014	2013	2014	2013
Stock Price (1)	N/A	$70.04	$77.08	$70.04
Expected volatility (2)	N/A	28.0%	27.6%	28.0%
Risk-free interest rate (3)	N/A	0.32%	0.82%	0.32%
Expected annual dividend yield (4)	N/A	0.00%	0.00%	0.00%

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. The dividend yield is therefore considered to be 0%.

The weighted average grant date fair value of time-based restricted stock awards that were granted during the three and six months ended January 31, 2014 was $91.69 and $79.69, respectively. The weighted average grant date fair value of performance-based restricted stock awards that were granted during the three and six months ended January 31, 2014 was $0.00 and $93.76, respectively.

The total fair value of restricted stock shares that vested during the three and six month periods ended January 31, 2014 was $0.3 million and $20.1 million, respectively.

As of January 31, 2014, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $17.3 million. This cost will be recognized over an estimated weighted average amortization period of 1.6 years and assumes target performance for the non-GAAP EPS performance-based RSU’s.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

13. Restructuring Charges

During fiscal year 2013, we implemented a restructuring plan that involved involuntary termination of 124 employees, as well as consolidation of manufacturing and certain support activities conducted at the Ultrasonix facility in Vancouver, Canada, into operations at our existing facilities, closure of the Ultrasonix sales subsidiary in Paris, France, closure of our Englewood, Colorado facility (which was closed in January 2014) as we consolidate manufacturing and development activities into our State College, Pennsylvania facility, and optimization of our operations in Montreal, Canada and Peabody, Massachusetts.

The following table summarizes charges related to the accrued restructuring activities during the three and six months ended January 31, 2014. There were no restructuring charges for the three and six months ended January 31, 2013.

(in millions)	Employee Severance and Benefits	Facility Exit Costs	Acquisition Related Charges	Total
Balance at July 31, 2013	$1.8	$0.2	$0.8	$2.8
Restructuring charge	0.2	-	0.1	0.3
Adjustments	(0.2)	-	(0.1)	(0.3)
Cash payments	(0.5)	-	(0.1)	(0.6)
Currency translation	-	-	-	-
Balance at October 31, 2013	$1.3	$0.2	$0.7	$2.2
Restructuring charge	-	0.6	-	0.6
Adjustments	(0.2)	(0.1)	-	(0.3)
Cash payments	(0.6)	-	(0.4)	(1.0)
Currency translation	-	-	-	-
Balance at January 31, 2014	$0.5	$0.7	$0.3	$1.5

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 31		January 31
(in millions)	2014	2013	2014	2013
Medical Imaging	$(0.1)	$-	$(0.2)	$-
Ultrasound	0.4	-	0.5	-
Security Technology	-	-	-	-
Total restructuring and related charges	$0.3	$-	$0.3	$-

14. Net Income Per Common Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. Application of the treasury stock method could be anti-dilutive to unvested restricted shares if due to unrecognized compensation and windfall tax benefit the hypothetical repurchase of shares exceeds the number of restricted shares to be exercised.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Basic and diluted net income per share are calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
(in millions)	2014	2013	2014	2013
Net income	$19.3	$9.8	$15.5	$14.2

Weighted-average number of common shares outstanding-basic (000’s)	12,417	12,294	12,430	12,304
Effect of dilutive securities:
Stock options and restricted stock units (000’s)	239	287	254	270
Weighted-average number of common shares outstanding-diluted (000’s)	$12,656	$12,581	$12,684	$12,574

Basic net income per share:	$1.56	$0.80	$1.25	$1.15
Diluted net income per share:	$1.53	$0.78	$1.23	$1.13

For the three months ended January 31, 2014 and 2013, approximately 118,000 and 110,000 potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. For the six months ended January 31, 2014 and 2013, approximately 105,000 and 89,000 potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

15. Income Taxes

The following table presents the (benefit from) provision for income taxes and our effective tax rate for the three and six months ended January 31, 2014 and 2013:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
(in millions)	2014	2013	2014	2013
(Benefit from) provision for income taxes	$(6.6)	$3.6	$(8.6)	$5.7
Effective tax rate	-52%	27%	-124%	29%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits, tax contingencies or other discrete items.

Our effective tax rate before discrete items for the three and six months ended January 31, 2014, respectively, is lower than the statutory rate of 35%, primarily due to lower foreign tax rates, and tax credits in the U.S. and Canada. The tax provision for the three and six months ended January 31, 2014 includes certain discrete tax benefits totaling $10.2 million and $10.6 million, respectively. The discrete tax benefit for the three months ended January 31, 2014, consists primarily of a reduction in a net deferred tax liability of $8.8 million associated with a change in classification of our Canadian operations, and a reduction in uncertain tax positions primarily associated with federal tax credits for research and development, or R&D, for $0.9 million following the conclusion of the Internal Revenue Service, or IRS, review for the fiscal year 2009, along with $0.5 million of other items. For the six months ended January 31, 2014, the discrete benefit also includes a reduction of our valuation allowance for Massachusetts R&D credits and federal amended return claims, partially offset by changes in statutory tax rates in the jurisdictions in which we operate.

The effective tax rate for the three and six months ended January 31, 2013 was lower than the federal statutory rate due primarily to lower foreign tax rates and the extension of the federal R&D tax credit.

The effective tax rate was lower in the three months ended January 31, 2014 versus the prior year comparable period due in part to the relative impact of discrete items on each period’s pre-tax income, and the forecasted composition of the income in different countries. This decrease was offset in part by a lower federal R&D tax credit due to its expiration on December 31, 2013. The effective tax rate was lower in the six months ended January 31, 2014 versus the prior year comparable period, due to the impact of discrete items in fiscal year 2014.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, as of January 31, 2014 and July 31, 2013 were as follows:

(in millions)	January 31, 2014	July 31, 2013
Gross unrecognized tax benefits	$6.5	$7.3

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would favorably impact our effective tax rate. In the next four quarters, the statute of limitations for our fiscal year ended July 31, 2010 may expire for federal and state income taxes and for our fiscal year ended July 31, 2007 for foreign subsidiaries. It is reasonably expected that net unrecognized tax benefits, including interest, of approximately $0.9 million may be recognized.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At January 31, 2014 and January 31, 2013, we had approximately $0.7 million and $0.7 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

We do not provide for U.S. federal income taxes on undistributed earnings of consolidated foreign subsidiaries; as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations would be the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits in the U.S.

We are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of January 31, 2014, we have closed all years for U.S. federal income tax purposes through the year ended July 31, 2009.

16. Segment Information:

Our business is strategically aligned into three segments: Medical Imaging, Ultrasound, and Security Technology. Our business segments are described below.

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The tables below present information about our reportable segments:

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
(in millions)	2014	2013	2014	2013
Product revenue:
Medical Imaging	$78.4	$77.5	$137.6	$149.7
Ultrasound	40.1	40.5	74.8	72.1
Security Technology	20.9	14.8	35.5	23.5
Total product revenue	$139.4	$132.8	$247.9	$245.3
Engineering revenue:
Medical Imaging	$1.2	$3.2	$2.2	$7.0
Ultrasound	-	-	-	-
Security Technology	0.8	2.6	1.4	6.1
Total engineering revenue	$2.0	$5.8	$3.6	$13.1
Net revenue:
Medical Imaging	$79.6	$80.7	$139.8	$156.7
Ultrasound	40.1	40.5	74.8	72.1
Security Technology	21.7	17.4	36.9	29.6
Total net revenue	$141.4	$138.6	$251.5	$258.4
Income from operations:
Medical Imaging	$10.9	$8.5	$10.4	$15.9
Ultrasound	(0.8)	3.5	(4.8)	2.7
Security Technology	3.0	1.8	2.1	2.6
Total income from operations	13.1	13.8	7.7	21.2
Total other expense, net	(0.4)	(0.4)	(0.8)	(1.3)
Income from operations before income taxes	$12.7	$13.4	$6.9	$19.9

	As of	As of
	January 31,	July 31,
(in millions)	2014	2013
Identifiable assets by segment:
Medical Imaging	$199.9	$217.1
Ultrasound	209.6	218.4
Security Technology	41.1	53.4
Total reportable segment assets	450.6	488.9
Corporate assets (A)	136.3	98.9
Total assets	$586.9	$587.8

	As of	As of
	January 31,	July 31,
(in millions)	2014	2013
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	48.2	48.2
Security Technology	-	-
Corporate (B)	6.9	-
Total goodwill	$57.0	$50.1

(A)	Includes cash and cash equivalents of $73.8 million and $57.4 million as of January 31, 2014 and July 31, 2013, respectively.
(B)	Includes goodwill related to the acquisition of PocketSonics. Please see Note 7. Goodwill and Other Intangible Assets for further discussion on PocketSonics.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

17. Other Expenses, Net:

Other expenses, net consists primarily of interest income on cash equivalents, loss on investment, and foreign exchange gains (losses).

Related to the acquisition of PocketSonics, we recognized a loss of $0.5 million during the first quarter of fiscal year 2014. Please refer to Note 3. Business Combinations for more information on the acquisition of PocketSonics.

We had foreign exchange losses totaling $0.4 million and $0.5 million during the three and six months ended January 31, 2014, respectively. We had foreign exchange losses totaling $0.5 million and $1.5 million during the three and six months ended January 31, 2013, respectively.

18. Guarantees, Commitments and Contingencies:

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2014.

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

The following table presents our product warranty liability for the six months ended January 31, 2014 and the twelve months ended July 31, 2013:

(in millions)	As of January 31, 2014	As of July 31, 2013
Product warranty liability, beginning balance	$6.5	$5.6
Provision
Provision	2.6	5.3
Ultrasonix warranty accrual acquired	-	1.2
Settlements made in cash or in kind during the period	(3.0)	(5.6)
Product warranty liability, ending balance	$6.1	$6.5

At January 31, 2014 and July 31, 2013, we had deferred revenue for extended product warranty contracts of $10.3 million and $8.0 million, respectively.

Revolving Credit Agreements

On October 11, 2011, we entered into a $100.0 million five-year, revolving credit agreement, or Credit Agreement, with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. The Credit Agreement provides $100.0 million in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty.

Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $150.0 million in aggregate. We are the sole borrower under the Credit Agreement. The obligations under the new credit facility are guaranteed by our material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiary.

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

The Credit Agreement limits us and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis. In addition, the Credit Agreement requires us to maintain the following financial ratios.

•	A leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA of no greater than 2.75:1.00 at any time; and

•	An interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated interest charges of no less than 3.00:1.00 at any time.

As of January 31, 2014 our leverage ratio was .006 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of January 31, 2014, we were in full compliance with all financial and operating covenants.

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

As of January 31, 2014, we have approximately $4.3 million in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under credit facilities at January 31, 2014 and July 31, 2013.

Legal Claims

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to those matters currently pending against us and intend to defend ourselves vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our cash flows, results of operations, or financial position. In addition to litigation claims, investigations, and audits arising in the normal course of business, we are also subject to an investigation regarding our Danish subsidiary. Please refer to the following disclosure for more details regarding the investigation of our Danish subsidiary. We record losses when estimable and probable in accordance with U.S. GAAP.

Investigation Regarding our Danish Subsidiary

As initially disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and have wound down the relationships with the BK Medical distributors that were involved in the transactions. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. During the three months ended January 31, 2014 and January 31, 2013, we incurred inquiry-related costs of approximately $0.6 million and $0.3 million, respectively, in connection with this matter. During the six months ended January 31, 2014 and January 31, 2013, we incurred inquiry-related costs of approximately $0.9 million and $0.4 million, respectively, in connection with this matter.

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

Rent expense associated with our operating leases was approximately $0.6 million and $0.4 million for the three months ended January 31, 2014 and 2013, respectively. Rent expense associated with our operating leases was approximately $1.2 million and $0.7 million for the six months ended January 31, 2014 and 2013, respectively.

The following is a schedule by year of future minimum lease payments at January 31, 2014:

(in millions) Fiscal Year	Future Minimum Lease Payments
2014 (6 months)	$1.5
2015	2.0
2016	1.3
2017	0.8
2018	0.6
Thereafter	1.2

$7.4

At January 31, 2014, we had outstanding non-cancelable purchase orders aggregating to $62.8 million. The purchase orders are for manufacturing and non-manufacturing related goods and services.

20. Subsequent Event:

We declared a dividend of $0.10 per share of common stock on March 4, 2014, which will be paid on April 1, 2014 to stockholders of record on March 18, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ materially from the projected results. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal year 2013 as filed with the U.S Securities and Exchange Commission, or SEC, on September 30, 2013 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended January 31, 2014 and 2013 represent the second quarters of fiscal years 2014 and 2013, respectively.

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

Our business is strategically aligned into three segments: Medical Imaging, Ultrasound, and Security Technology. Our business segments are described as follows.

•

Medical Imaging, which primarily includes systems and subsystems for computed technology, or CT, and magnetic resonance imaging, or MRI, medical imaging equipment as well as state-of-the-art, selenium-based detectors for screening of breast cancer and other diagnostic applications in mammography.

•	Ultrasound, which includes ultrasound systems and transducers used primarily in the urology, surgery (including robotic assisted surgery), anesthesia, and point-of-care markets.

•	Security Technology, which includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in checked baggage screening at airports worldwide.

Financial Results

The following table summarizes our financial results achieved:

	For the Three Months Ended January 31,		Percentage Change	For the Six Months Ended January 31,		Percentage Change
(in millions, except per share amounts)	2014	2013		2014	2013
Total net revenue	$141.4	$138.6	2%	$251.5	$258.4	-3%
Gross profit	$61.1	$55.4	10%	$104.0	$100.5	4%
Gross margin	43%	40%		41%	39%
Income from operations	$13.1	$13.8	-5%	$7.7	$21.2	-64%
Operating margin	9%	10%		3%	8%
Net income	$19.3	$9.8	97%	$15.5	$14.2	9%
Diluted net income per share	$1.53	$0.78	96%	$1.23	$1.13	9%

Outlook

With the current challenges in our global markets, we now expect fiscal year 2014 total revenue and operating margin to be approximately consistent with fiscal year 2013.

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our fiscal year 2013 Form 10-K filed with the SEC on September 30, 2013.

Results of Operations

Three and six months ended January 31, 2014 compared to the three and six months ended January 31, 2013

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	For the Three Months Ended January 31,		Percentage Change	For the Six Months Ended January 31,		Percentage Change
(in millions)	2014	2013		2014	2013
Medical Imaging	$78.4	$77.5	1%	$137.6	$149.7	-8%
Ultrasound	40.1	40.5	-1%	74.8	72.1	4%
Security Technology	20.9	14.8	41%	35.5	23.5	51%
Total product revenue	$139.4	$132.8	5%	$247.9	$245.3	1%

Medical Imaging

During the three months ended January 31, 2014, our Medical Imaging product revenue increased slightly versus the prior period due to product revenue growth in our three primary modalities of CT, MRI and Mammography. This revenue growth was offset by the end of life of an older generation CT subsystem and the exit of our legacy patient monitoring product line.

During the six months ended January 31, 2014, our Medical Imaging product revenue decreased versus the prior period largely due to the end of life of an older generation CT subsystem, the exit of our legacy patient monitoring product line, and the timing of OEM customer purchases.

Ultrasound

During the three months ended January 31, 2014, our Ultrasound product revenue decreased by $0.4 million versus the prior year comparable period. Our direct Ultrasound business experienced an increase of approximately 16% as compared to the prior year comparable period, due primarily to growth in our primary markets of urology and surgery sales in the U.S. and our expansion into the point-of-care ultrasound market following our March 2013 acquisition of Ultrasonix. This growth was offset by weakness in the European healthcare market along with a decline in Ultrasound OEM probe sales. Ultrasonix revenue totaled $6.3 million for the three months ended January 31, 2014.

During the six months ended January 31, 2014 our Ultrasound product revenue improved versus the prior year comparable period primarily driven by increased sales in our direct sales channel, including growth in our primary markets of urology and surgery as well as further expansion in the point-of-care market following our March 2013 acquisition of Ultrasonix. Ultrasonix revenue represented $11.6 million for the six months ended January 31, 2014. These increases were partially offset by lower OEM ultrasound probe sales and weakness in the European healthcare market.

Security Technology

During the three and six months ended January 31, 2014 our Security Technology product revenue growth versus the prior year comparable periods was driven by increased volume of medium-speed threat detection systems primarily for the U.S. market, and high-speed threat detection systems for CT-based explosives threat detection outside the U.S.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	For the Three Months Ended January 31,		Percentage Change	For the Six Months Ended January 31,		Percentage Change
	2014	2013		2014	2013
(in millions)
Medical Imaging	$1.2	$3.2	-63%	$2.2	$7.0	-69%
Security Technology	0.8	2.6	-68%	1.4	6.1	-77%
Total engineering revenue	$2.0	$5.8	-65%	$3.6	$13.1	-73%

Medical Imaging

The decrease in engineering revenue for the three and six months ended January 31, 2014 versus the prior year comparable periods was due primarily to winding down of certain customer-funded engineering projects as products complete the development phase prior to movement into production. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Security Technology

The decrease in engineering revenue for the three and six months ended January 31, 2014 versus the prior year comparable periods was due primarily to the timing of customer-funded engineering projects. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	For the Three Months Ended January 31,		Percentage Change	For the Six Months Ended January 31,		Percentage Change
(in millions)	2014	2013		2014	2013
Product gross profit	$60.6	$55.4	9%	$103.5	$99.3	4%
Product gross margin	43.5%	41.7%		41.8%	40.5%

The improvement in product gross margin during the three months ended January 31, 2014 versus the prior year comparable period was due primarily to higher average selling prices in the period, a shift in product mix from lower margin OEM sales to higher margin direct sales within the Ultrasound business, and cost savings efforts including a ramp up of our manufacturing operation in Shanghai, China.

The improvement in product gross margin during the six months ended January 31, 2014 versus the prior year comparable period was due primarily to higher average selling prices in the period, a shift in product mix from lower margin OEM sales to higher margin direct sales within the Ultrasound business, cost savings efforts including a ramp up of our manufacturing operation in Shanghai, China, and a favorable adjustment within our Montreal based diagnostic mammography detection business related to the quality control inspection process. These gross margin improvements were partially offset by purchase accounting fair value adjustments to inventory associated with our March 2013 acquisition of Ultrasonix.

Engineering gross margin

Engineering gross margin is summarized as follows:

	For the Three Months Ended January 31,		Percentage Change	For the Six Months Ended January 31,		Percentage Change
(in millions)	2014	2013		2014	2013
Engineering gross profit	$0.4	-	100%	$0.5	$1.2	-60%
Engineering gross margin	21.0%	-0.4%		13.6%	9.1%

The increase in the engineering gross margin in the three and six months ended January 31, 2014 versus the prior year comparable periods was primarily due to fewer higher margin customer-funded engineering projects in the period.

Operating expenses

Operating expenses are summarized as follows:

	For the Three Months Ended January 31,		Percentage Change	Percentage of Net Revenue
(in millions)	2014	2013		2014	2013
Research and product development	$20.0	$16.1	24%	14%	12%
Selling and marketing	14.7	11.9	24%	10%	8%
General and administrative	13.0	13.6	-4%	9%	10%
Restructuring	0.3	-	100%	0%	0%
Total operating expenses	$48.0	$41.6	15%	33%	30%

	For the Six Months Ended January 31,		Percentage Change	Percentage of Net Revenue
(in millions)	2014	2013		2014	2013
Research and product development	$38.9	$30.2	29%	15%	12%
Selling and marketing	29.2	23.5	24%	12%	9%
General and administrative	27.9	25.5	9%	11%	10%
Restructuring	0.3	-	100%	0%	0%
Total operating expenses	$96.3	$79.2	22%	38%	31%

Operating expenses for the three and six months ended January 31, 2014 increased by $6.4 million, or 15% and $17.1 million, or 22%, versus the prior year comparable periods, respectively.

Research and product development expenses are related to new product development projects that are not funded by our customers. These expenses increased by $3.9 million during the three months ended January 31, 2014 versus the prior comparable period due primarily to the reduction in customer-funded engineering projects, which resulted in an increase of $3.0 million in expenses. Additionally, $1.1 million is attributable to incremental engineering expenses resulting from our March 2013 acquisition of Ultrasonix, and $0.9 million is attributable to severance during the period as we aligned our resources with expected customer-funded engineering requirements. This severance was not included within restructuring as it was in addition to our fiscal year 2013 restructuring plan. These increases were partially offset by $0.9 million reduction in performance-based compensation accruals.

Research and product development expenses increased $8.7 million during the six months ended January 31, 2014 versus the prior year comparable period due to the reduction in customer-funded engineering projects, which resulted in an increase of $6.3 million in expenses. Additionally, $2.0 million is attributable to incremental engineering expenses resulting from our March 2013 acquisition of Ultrasonix, $0.9 million is attributable to severance during the period as we aligned our resources with expected customer funded engineering requirements, and $0.6 million is due to higher merit-based compensation in the three months ended October 31, 2013. These increases were partially offset by $0.9 million reduction in performance-based compensation accruals.

Selling and marketing expenses increased by $2.8 million during the three months ended January 31, 2014, versus the prior year comparable period due to $3.6 million of incremental point-of-care sales and marketing expenses resulting from our March 2013 acquisition of Ultrasonix, offset by a reduction in performance-based compensation accruals.

Selling and marketing expenses increased $5.7 million during the six months ended January 31, 2014 versus the prior comparable period due primarily to $7.2 million of incremental point-of-care sales and marketing expenses resulting from our March 2013 acquisition of Ultrasonix, offset by a reduction in performance-based compensation accruals.

General and administrative expenses declined by $0.6 million during the three months ended January 31, 2014 versus the prior comparable period. This decline was primarily the result of a reduction in performance-based compensation accruals partially offset by general and administrative expenses of $0.5 million attributable to the inclusion of Ultrasonix in our operating results in the current period.

General and administrative expenses increased by $2.4 million during the six months ended January 31, 2014 versus the prior year comparable period primarily due to general and administrative expenses of $1.2 million attributable to the inclusion of Ultrasonix in our operating results, approximately $0.9 million of incremental depreciation expense, $0.8 million in incremental legal fees (including $0.6 million of BK Medical inquiry costs), and $0.3 million in medical device taxes. These increases were partially offset by a reduction of $0.9 million in performance-based compensation accruals.

During fiscal year 2013, we implemented a restructuring plan that involved the involuntary termination of 124 employees, as well as consolidation of manufacturing and certain support activities conducted at the Ultrasonix facility in Vancouver, into operations at our existing facilities, closure of the Ultrasonix sales subsidiary in Paris, France, closure of our Englewood, Colorado facility as we consolidate manufacturing and development activities into our State College, Pennsylvania facility, and optimization of our operations in Montreal, Canada and Peabody Massachusetts. There was no restructuring expense for the same period of fiscal year 2013. We expect to incur an additional $0.2 million restructuring expense to complete this program by the fourth quarter of fiscal year 2014. Expense incurred during the three and six month periods ended January 31, 2014 was $0.3 million and $0.3 million, respectively, of which $0.6 related to the closure in January 2014 of the Englewood, Colorado facility, net of the estimated present value of future sublease income. The six months ended January 31, 2014, was offset by a favorable adjustment of less than $0.1 million that we incurred during the three months ended October 31, 2013.

Other expenses, net

Other expenses, net is summarized as follows:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
(in millions)	2014	2013	2014	2013
Interest income, net	$0.1	$0.1	$0.2	$0.2
Other, net	(0.5)	(0.5)	(1.0)	(1.5)
Total other expense, net	$(0.4)	$(0.4)	$(0.8)	$(1.3)

Net other expense during the three months ended January 31, 2014 was predominantly due to foreign currency exchange gains (losses) from our foreign subsidiaries. Net other expense during the six months ended January 31, 2014 was predominantly due to the recognition of a $0.5 million loss related to our 10% pre-acquisition equity interest in PocketSonics during the three months ended October 31, 2013 as well as current period foreign currency exchange losses. Please refer to Note 3. Business Combinations for further information about this acquisition.

Other income (expense), net during the three and six months ended January 31, 2013, consisted predominantly of foreign currency transaction exchange losses by our foreign subsidiaries in Denmark and China due primarily to the strengthening U.S. Dollar in the current period.

(Benefit from) provision for income taxes

The following table presents the (benefit from) provision for income taxes and our effective tax rate for the three and six months ended January 31, 2014 and 2013:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
(in millions)	2014	2013	2014	2013
(Benefit from) provision for income taxes	$(6.6)	$3.6	$(8.6)	$5.7
Effective tax rate	-52%	27%	-124%	29%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits, tax contingencies or other discrete items.

Our effective tax rate before discrete items for the three and six months ended January 31, 2014, respectively, is lower than the statutory rate of 35%, primarily due to lower foreign tax rates, and tax credits in the U.S. and Canada. The tax provision for the three and six months ended January 31, 2014 includes certain discrete tax benefits totaling $10.2 million and $10.6 million, respectively. The discrete tax benefit for the three months ended January 31, 2014, consists primarily of a reduction in a net deferred tax liability of $8.8 million associated with a change in classification of our Canadian operations, and a reduction in uncertain tax positions primarily associated with federal tax credits for research and development, or R&D, for $0.9 million following the conclusion of the Internal Revenue Service, or IRS, review for the fiscal year 2009, along with $0.5 million of other items. For the six months ended January 31, 2014, the discrete benefit also includes a reduction of our valuation allowance for Massachusetts R&D credits and federal amended return claims, partially offset by changes in statutory tax rates in the jurisdictions in which we operate.

The effective tax rate for the three and six months ended January 31, 2013 was lower than the federal statutory rate due primarily to lower foreign tax rates and the extension of the federal R&D tax credit.

The effective tax rate was lower in the three months ended January 31, 2014 versus the prior year comparable period due in part to the relative impact of discrete items on each period’s pre-tax income, and the forecasted composition of the income in different countries. This decrease was offset in part by a lower federal R&D tax credit due to its expiration on December 31, 2013. The effective tax rate was lower in the six months ended January 31, 2014 versus the prior year comparable period, due to the impact of discrete items in fiscal year 2014.

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, as of January 31, 2014 and July 31, 2013 were as follows:

(in millions)	January 31, 2014	July 31, 2013
Gross unrecognized tax benefits	$6.5	$7.3

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would favorably impact our effective tax rate. In the next four quarters, the statute of limitations for our fiscal year ended July 31, 2010 may expire for federal and state income taxes and for our fiscal year ended July 31, 2007 for foreign subsidiaries. It is reasonably expected that net unrecognized tax benefits, including interest, of approximately $0.9 million may be recognized.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At January 31, 2014 and January 31, 2013, we had approximately $0.7 million and $0.7 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

We do not provide for U.S. federal income taxes on undistributed earnings of consolidated foreign subsidiaries; as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations would be the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits in the U.S.

We are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of January 31, 2014, we have closed all years for U.S. federal income tax purposes through the year ended July 31, 2009.

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

(in millions)	As of January 31, 2014	As of July 31, 2013	Percentage Change
Cash and cash equivalents (A)	$111.0	$113.0	-2%
Working capital	$268.1	$269.5	-1%
Stockholders’ equity	$500.3	$486.4	3%

(A)	Includes approximately $41.6 million and $49.7 million of cash and cash equivalents held outside the U.S. at January 31, 2014 and July 31, 2013, respectively.

The decrease in cash and cash equivalents from July 31, 2013 to January 31, 2014 was due primarily to the net cash payment of $10.6 million for the acquisition of PocketSonics in September 2013 and purchases of property, plant and equipment of $8.7 million, from existing cash on hand. These expenditures were partially offset by collections of receivables. The increase in stockholder’s equity from July 31, 2013 to January 31, 2014 was primarily driven by recorded net income in the period.

Cash and cash equivalents at January 31, 2014 and July 31, 2013 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at January 31, 2014 and July 31, 2013 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	For the Six Months Ended January 31,		Percentage Change
(in million except percentages)	2014	2013
Net cash provided by operating activities	$25.2	$7.3	243%
Net cash used in investing activities	(19.1)	(12.9)	48%
Net cash used in financing activities	(8.1)	(7.5)	9%
Effect of exchange rate changes on cash	-	1.2	-100%
Net decrease in cash and cash equivalents	$(2.0)	$(11.9)	-83%

Operating activities

The cash flows provided by operating activities during the six months ended January 31, 2014 primarily reflects our income from operations of $15.5 million, collections of accounts receivable, which decreased by $19.1 million and a decrease in inventory of $2.4 million. This was partially offset by an increase in refundable taxes of $8.0 million and a decrease in accrued liabilities of $12.2 million.

The cash flows provided by operating activities during the six months ended January 31, 2013 primarily reflects our income from operations of $14.2 million, non-cash charges for depreciation and amortization expenses of $8.0 million, share-based compensation expense of $6.0 million and collections of accounts receivable of $10.2 million. This was largely offset by an increase in inventory of $17.7 million, a decrease in accrued liabilities of $9.0 million, a decrease in accrued income taxes of $2.8 million and an increase in refundable income taxes of $1.2 million.

Investing activities

The net cash used in investing activities during the six months ended January 31, 2014 was primarily driven by the acquisition of PocketSonics, net of cash acquired, of $10.6 million as well as purchases of property, plant and equipment of $8.7 million.

The net cash used in investing activities during the six months ended January 31, 2013 was primarily driven by purchases of property, plant and equipment of $13.0 million, mainly due to the implementation of a new enterprise resource planning system.

Financing activities

The net cash used in financing activities during the six months ended January 31, 2014 primarily reflected $7.0 million used to repurchase common stock, and $6.2 million of shares surrendered for taxes paid related to vested employee restricted stock. This was partially offset by the issuance of stock with a value of $4.3 million associated with share-based compensation.

The net cash used in financing activities during the six months ended January 31, 2013 primarily reflected $6.0 million used to repurchase common stock, $4.4 million of shares surrendered for taxes paid related to vested employee restricted stock and $2.7 million of dividends paid to shareholders. This was offset by the issuance of stock with a value of $4.0 million associated with share-based compensation and $2.0 million for excess tax benefit from share-based compensation.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements

Our contractual obligations at January 31, 2014, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$7.4	$1.5	$3.3	$1.4	$1.2
Purchase obligations	62.8	52.0	10.8	-	-
Pension	3.5	0.1	0.5	0.6	2.3
Total contractual obligations	$73.7	$53.6	$14.6	$2.0	$3.5

Financing Arrangements

On October 11, 2011, we entered into a $100.0 million five-year, revolving credit agreement, or the Credit Agreement, with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of the facility can be increased under specified circumstances up to $150.0 million in aggregate. We are the sole borrower under the Credit Agreement. We did not have any borrowings outstanding under this Credit Agreement as of January 31, 2014. Please refer to Note 18. Guarantees, Commitments and Contingencies for details.

As of January 31, 2014, we also have approximately $4.3 million in other revolving credit facilities with banks available for direct borrowings. Please refer to Note 18. Guarantees, Commitments and Contingencies for details.

Contingent Consideration

In connection with the acquisition of PocketSonics, as of January 31, 2014, we recorded a contingent consideration obligation of $2.0 million. Please refer to Note 3. Business Combinations for more information.

Tax Related Obligations

We have $6.5 million of unrecognized tax benefits for uncertain tax positions and $0.7 million of related accrued interest and penalties as of January 31, 2014. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 15. Income Taxes to our condensed consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and have wound down the relationships with the BK Medical distributors that were involved in the transactions. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. During the three months ended January 31, 2014 and January 31, 2013, we incurred inquiry-related costs of approximately $0.6 million and $0.3 million, respectively, in connection with this matter. During the six months ended January 31, 2014 and January 31, 2013, we incurred inquiry-related costs of approximately $0.9 million and $0.4 million, resepectively, in connection with this matter.

Recent Accounting Pronouncements

For a discussion of new accounting standards please refer to Note 2. Recent Accounting Pronouncements to our condensed consolidated financial statements included within this report.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our most critical accounting policies have a significant impact on the preparation of these condensed consolidated financial statements. These policies include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities.

For a detailed discussion of our critical accounting policies, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, beginning on page 43, in our Annual Report on Form 10-K for fiscal year 2013 filed with the SEC on September 30, 2013. Those policies and the estimates involved in their application relate to revenue recognition, inventory write-down, share-based compensation, warranty reserves, business combinations, and impairment of goodwill and indefinite lived intangible assets, income tax contingencies, and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our fiscal year 2013 Form 10-K filed with SEC on September 30, 2013. There have been no material changes during the six months ended January 31, 2014 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of Janaury 31, 2014, please refer to Note 18. Guarantees, Commitments and Contingencies to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for fiscal year 2013, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K for fiscal year 2013 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended January 31, 2014:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
11/1/2013-11/30/2013	11,873	$92.93	11,873	$8,772
12/1/2013-12/31/2013	11,414	91.94	10,782	7,790
1/1/2014-1/31/2014	13,350	89.67	12,895	6,633

Total	36,637	$91.20	35,550	$6,633

(1)	Includes 1,087 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in December 2013 and January 2014. For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.
(2)	During the second quarter of fiscal year 2014, we repurchased 35,550 shares of our common stock in open-market transactions for $3.2 million at an average purchase price of $91.20 per share. These shares were purchased pursuant to a repurchase program authorized by our board of directors that was announced on December 8, 2011 to repurchase up to $30.0 million of our common stock. The repurchase program does not have a fixed expiration date.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: March 11, 2014	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2014	/s/ Michael L. Levitz
Michael L. Levitz Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Incorporated by Reference Herein
10.1*	Amended and Restated 2009 Stock Incentive Plan	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014

10.2*	Amended and Restated Employee Stock Purchase Plan	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 27, 2014

10.3*	2014 Annual Incentive Compensation Plan	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 27, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of January 31, 2014 and July 31, 2013, (ii) Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended January 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended January 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement