Form 10-Q
period 2014-04-30
ANALOGIC CORP
filed 2014-06-06
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

The number of shares of common stock outstanding at May 30, 2014 was 12,374,972.

ANALOGIC CORPORATION

Form 10Q – Quarterly Report

For the Quarterly Period Ended April 30, 2014

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	As of April 30, 2014	As of July 31, 2013
Assets
Current assets:
Cash and cash equivalents	$119,448	$113,033
Accounts receivable, net of allowance for doubtful accounts of $785 and $598 as of April 30, 2014 and July 31, 2013, respectively	94,841	113,150
Inventory	120,423	116,280
Refundable and deferred income taxes	14,688	7,803
Other current assets	10,211	10,147
Total current assets	359,611	360,413
Property, plant, and equipment, net	113,622	110,983
Intangible assets, net	59,450	55,525
Goodwill	56,955	50,073
Deferred income taxes	6,864	5,439
Other assets	5,940	5,351
Total assets	$602,442	$587,784

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,290	$32,138
Accrued employee compensation and benefits	16,114	22,264
Accrued warranty	6,177	6,501
Accrued restructuring charges	910	2,848
Deferred revenue	9,201	9,218
Customer advances	3,271	3,256
Accrued income taxes	-	4,091
Accrued expenses, other	3,454	5,293
Other current liabilities	6,037	5,285
Total current liabilities	85,454	90,894

Long-term liabilities:
Accrued income taxes	2,335	5,031
Other long-term liabilities	7,409	5,463
Total long-term liabilities	9,744	10,494

Guarantees and commitments (Notes 18 and 19)

Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,376,745 shares issued and outstanding as of April 30, 2014; 30,000,000 shares authorized and 12,235,416 shares issued and outstanding as of July 31, 2013	619	612
Capital in excess of par value	123,434	114,381
Retained earnings	372,416	362,255
Accumulated other comprehensive income	10,775	9,148
Total stockholders’ equity	507,244	486,396
Total liabilities and stockholders’ equity	$602,442	$587,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net revenue:
Product	$122,067	$121,188	$369,992	$366,498
Engineering	1,965	4,577	5,559	17,688
Total net revenue	124,032	125,765	375,551	384,186
Cost of sales:
Product	68,717	72,341	213,110	218,355
Engineering	1,961	4,284	5,067	16,206
Total cost of sales	70,678	76,625	218,177	234,561
Gross profit	53,354	49,140	157,374	149,625
Operating expenses:
Research and product development	16,915	16,127	55,795	46,324
Selling and marketing	14,338	13,540	43,603	37,062
General and administrative	12,764	12,265	40,624	37,793
Restructuring	(80)	496	216	496
Total operating expenses	43,937	42,428	140,238	121,675
Income from operations	9,417	6,712	17,136	27,950
Other income (expenses), net	882	190	104	(1,118)
Income before income taxes	10,299	6,902	17,240	26,832
Provision for (benefit from) income taxes	2,509	1,678	(6,089)	7,418
Net income	$7,790	$5,224	$23,329	$19,414
Net income per common share:
Basic	$0.63	$0.42	$1.88	$1.58
Diluted	$0.62	$0.41	$1.84	$1.54
Weighted-average shares outstanding:
Basic	12,403	12,305	12,421	12,300
Diluted	12,647	12,620	12,679	12,584

Dividends declared and paid per share:	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net income	$7,790	$5,224	$23,329	$19,414
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	689	(1,378)	1,495	4,343
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $12 and $(38) for the three months ended April 30, 2014 and 2013, respectively, and $67 and $ (48) for the nine months ended April 30, 2014 and 2013, respectively	31	(69)	132	(87)

Total other comprehensive income (loss), net of tax	720	(1,447)	1,627	4,256

Total comprehensive income	$8,510	$3,777	$24,956	$23,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,329	$19,414
Adjustments to reconcile net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(4,224)	3,761
Depreciation and amortization	16,405	12,537
Loss on investment	484	-
Change in fair value of contingent consideration	183	(120)
Share-based compensation expense	8,727	7,957
Excess tax benefit from share-based compensation	(3,449)	(1,992)
Write-down of inventory to net realizable value	3,111	2,560
Allowance for doubtful accounts	187	216
Other	-	689
Loss (gain) on sale of property, plant and equipment	27	(6)
Net changes in operating assets and liabilities, exclusive of acquisition-related assets and liabilities:
Accounts receivable	18,558	15,885
Inventory	(6,978)	(24,852)
Refundable income taxes	(354)	(4,226)
Other current assets	753	(940)
Accounts payable	7,774	(12,011)
Accrued liabilities	(10,008)	(4,286)
Deferred revenue	(92)	(2,031)
Accrued income taxes	(9,741)	(3,709)
Other liabilities	(1,574)	2,279
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	43,118	11,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(13,647)	(19,885)
Purchases of marketable securities	(624)	-
Acquisition of business, net of cash acquired	(10,561)	(79,273)
Proceeds from the sale of property, plant, and equipment	140	83
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(24,692)	(99,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	4,454	5,086
Shares repurchased for taxes for vested employee restricted stock grants	(6,281)	(4,498)
Contingent consideration payment	-	(340)
Excess tax benefit from share-based compensation	3,449	1,992
Borrowings of other credit facilities	-	2,230
Repayments of other credit facilities	-	(3,014)
Repurchase of common stock	(10,579)	(6,020)
Dividends paid to shareholders	(3,727)	(3,889)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(12,684)	(8,453)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	673	739

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,415	(95,664)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,033	187,011

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,448	$91,347

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

We report our financial condition and results of operations on a fiscal year basis ending on July 31st of each year. The three months ended April 30, 2014 and 2013 represent the third quarters of fiscal years 2014 and 2013, respectively.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2013, or fiscal year 2013, included in our Annual Report on Form 10-K as filed with the SEC on September 30, 2013. The year end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States, or U.S. GAAP.

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

2. Recent Accounting Pronouncements

Recently adopted

Testing indefinite-lived intangible assets for impairment

In July 2012, the Financial Accounting Standards Board, or FASB, issued an update regarding testing indefinite-lived intangible assets for impairment. This update gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for the interim period ended October 31, 2013. We adopted this standard in the first quarter of the fiscal year ending July 31, 2014, or fiscal year 2014. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

Not yet effective

Revenue from contracts with customers

In May 2014, the FASB issued an update which provides guidance for revenue recognition. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition guidance and most industry-specific guidance. This update also supersedes some cost guidance included in current revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These estimates and judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update will be effective for us in the first quarter of fiscal year 2018. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

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

In determining the fair value, we considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for PocketSonics products and services. We recognized an IPR&D asset of $11.5 million. The fair value of the asset was determined by a probability adjusted cash flow analysis. This intangible asset is currently an indefinite-lived asset and is subject to our annual impairment testing process. We expect to begin amortizing the IPR&D asset over the product life cycle once production of the product begins, which is expected within the next three to six months. We anticipate that the amortization period of the IPR&D asset will be approximately 10 years.

In connection with this acquisition, we recorded a fair value contingent consideration obligation of $1.9 million, with potential of up to $3.0 million payable upon the achievement of certain milestones relating to the PocketSonics technology. The contingent earn-out payments payable to the sellers of PocketSonics would be met upon commercial launch and a volume sales target. The $1.9 million fair value was estimated through a valuation model that incorporates probability adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 input measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration liability and reflected within our condensed consolidated statement of operations within general and administrative operating expenses. During the three and nine months ended April 30, 2014, we incurred additional increases of $0.1 million and $0.2 million, respectively, in the fair value of our contingent consideration obligation. The total fair value of our contingent consideration obligation was $2.1 million as of April 30, 2014. For additional information related to the fair value of this obligation, please refer to Note 8. Fair Value Measurements.

Upon the acquisition of PocketSonics, we recorded a goodwill asset of $6.9 million, representing the value of the opportunity of further strengthening our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The goodwill will not be deductible for tax purposes.

Upon the acquisition of PocketSonics, we recognized a loss of $0.5 million related to our 10% pre-acquisition equity interest, which is reflected as a component of other expense, net within our condensed consolidated statement of operations for the nine months ended April 30, 2014, respectively.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

During the nine months ended April 30, 2014, we incurred acquisition costs of $0.1 million which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our condensed consolidated statement of operations.

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

During the three months and nine months ended April 30, 2014, we incurred acquisition related charges of approximately $1.9 million and $6.2 million, respectively, primarily related to intangible amortization expense of $5.7 million as well as an inventory step up charge of $0.5 million, recorded in the first quarter of fiscal year 2014, that are included in our general and administrative expenses and cost of sales, respectively, in our condensed consolidated statements of operations.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Pro Forma Financial Information

The following unaudited pro forma information for the three and nine months ended April 30, 2014 and 2013, respectively presents consolidated information as if both the PocketSonics and the Ultrasonix acquisitions occurred on August 1, 2012, which is the first day of our fiscal year 2013:

(in millions, except per share)	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2014	2013	2014	2013
Net revenue	$124.0	$128.9	$375.6	$407.7
Net income	$7.8	$4.8	$22.7	$19.4
Net income per share, basic	$0.63	$0.39	$1.83	$1.58
Net income per share, diluted	$0.62	$0.38	$1.79	$1.54

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

Our top ten customers combined accounted for approximately 68% and 67% of our total net revenue for the three months ended April 30, 2014 and 2013, respectively, and 67% and 68% of our total net revenue for the nine months ended April 30, 2014 and 2013, respectively. Set forth in the table below, are customers which individually accounted for 10% or more of our net revenue.

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2014	2013	2014	2013
Koninklijke Philips Electronics N.V., or Philips	17%	14%	17%	14%
L-3 Communications Corporation, or L-3	12%	13%	11%	12%
Toshiba Corporation	10%	*	11%	11%
Siemens AG	12%	11%	11%	*

Note	(*): Total net revenue was less than 10% in this period.

The following table summarizes the net accounts receivable due from our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of April 30, 2014	As of July 31, 2013
Philips	22%	18%
L-3	15%	16%

5. Inventory

The components of inventory are summarized as follows:

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

(in millions)	As of April 30, 2014	As of July 31, 2013
Raw materials	$58.9	$78.7
Work in process	36.4	11.9
Finished goods	25.1	25.7

Total inventory	$120.4	$116.3

6. Property, Plant and Equipment, Net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. The following table summarizes property, plant, and equipment, net:

(in millions)	Estimated Useful Lives (Years)	As of April 30, 2014	As of July 31, 2013
Land and land improvements	N/A	$7.6	$7.4
Building and improvements	35 to 40	85.2	83.0
Leasehold and capital lease improvements	lesser of useful life or the lease term	10.7	10.7
Manufacturing and engineering equipment	4 to 7	94.8	89.7
Furniture, fixtures, and computer equipment	3 to 7	34.6	22.9
Motor vehicles	3 to 5	2.3	2.0
Construction in process	N/A	7.0	13.7
		242.2	229.4
Less accumulated depreciation and amortization		(128.6)	(118.4)
Total property, plant and equipment, net		$113.6	$111.0

For the three months ended April 30, 2014 and 2013, total depreciation of property, plant and equipment was $3.5 million and $3.3 million, respectively. For the nine months ended April 30, 2014 and 2013, total depreciation of property, plant and equipment was $10.6 million and $9.7 million, respectively.

7. Goodwill and Other Intangible Assets

Goodwill

The carrying value of our goodwill at April 30, 2014 and July 31, 2013 was $57.0 million and $50.1 million, respectively. The difference between the two periods relates to goodwill associated with the acquisition of PocketSonics of $6.9 million. Upon the acquisition of PocketSonics, we recorded a goodwill asset of $2.8 million, representing the value of the opportunity of further strengthening our competitive position. The goodwill associated with the acquisition was increased by an additional $4.1 million for the deferred tax liability on the IPR&D, upon the acquisition of PocketSonics. Please refer to Note 3. Business Combinations for more information on the acquisition of PocketSonics.

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

Other intangible assets are summarized as follows:

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

	As of April 30, 2014			As of July 31, 2013
(in millions)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	$18.1	$8.2	$9.9	$18.1	$6.6	$11.5
Customer relationships	44.0	14.0	30.0	43.9	10.2	33.7
Backlog	2.1	2.1	-	2.1	2.1	-
Tradenames	8.5	0.4	8.1	8.5	0.1	8.4
In-process research and development	11.5	-	11.5	1.9	-	1.9
Total intangible assets	$84.2	$24.7	$59.5	$74.5	$19.0	$55.5

Amortization expense related to acquired intangible assets was $1.9 million and $5.7 million for the three and nine months ended April 30, 2014, respectively. Amortization expense related to acquired intangible assets was $1.2 million and $2.7 million for the three and nine months ended April 30, 2013, respectively.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

(in millions)	Estimated future amortization expense
2014 (remaining three months)	$1.9
2015	7.6
2016	6.6
2017	5.9
2018	5.0
Thereafter	13.3

$40.3

We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2013. Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us in connection with historical acquisitions. The goodwill as of December 31, 2013 relates to our acquisitions of Copley Controls in April 2008, Ultrasonix in March 2013, and PocketSonics in September 2013. In accordance with U.S. GAAP, we elected to bypass the qualitative assessment and proceeded to step one of the impairment test by comparing the fair value of the reporting units to their carrying values. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The goodwill from the acquisition of Copley Controls, of $1.8 million, is included in our OEM reporting unit under the Medical Imaging segment. For purposes of assessing our annual impairment, the goodwill from the acquisitions of Ultrasonix and PocketSonics, of $55.2 million, is included in our Ultrasound reporting unit. Our impairment assessment considered both the market approach and income approach with different probabilities assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples and a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. We determined that the fair values of the OEM and Ultrasound reporting units were in excess of their carrying values, and therefore it was not necessary for us to perform step two of the impairment test.

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

Our IPR&D asset arises from our acquisition of PocketSonics. We compared the fair value of the IPR&D using the income approach to its carrying value at December 31, 2013 and determined there was no impairment. We determined the fair value of the IPR&D using a probability-adjusted cash flow model. We expect to begin amortizing the IPR&D over the product life cycle once production of the product begins, which is expected to be within the next three to six months. We expect to utilize this IPR&D asset in our Ultrasound segment.

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

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(in millions)	As of April 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$0.6	$-	$0.6	$-
Plan assets for deferred compensation	3.5	3.5	-	-
Total assets at fair value	$4.1	$3.5	$0.6	$-
Liabilities
Contingent consideration	$2.1	$-	$-	$2.1
Total liabilities at fair value	$2.1	$-	$-	$2.1

(in millions)	As of July 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$0.8	$-	$0.8	$-
Plan assets for deferred compensation	2.7	2.7	-	-
Total assets at fair value	$3.5	$2.7	$0.8	$-
Liabilities
Foreign currency forward contracts	$0.2	$-	$0.2	$-
Total liabilities at fair value	$0.2	$-	$0.2	$-

Assets held in the deferred compensation plans will be used to pay benefits under our non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges. Accordingly, the fair value of these assets are categorized as Level 1 within the fair value hierarchy.

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

The fair value of the contingent payments associated with the acquisition of PocketSonics was calculated utilizing 100% for the earnout associated with commercial launch as a result of 510(k) clearance from the Food and Drug Administration, or FDA, on April 9, 2014 and the anticipation of commercial launch in the first quarter of fiscal year 2015. As of April 30, 2014, the fair value of the

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

contingent consideration payments associated with the sales volume target earnout was calculated utilizing a discount rate of 27.0%. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics to its then current fair value and record changes in the fair value to the statement of operations. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

The following table reconciles the changes in the fair value of contingent consideration obligations that are categorized as Level 3 within the fair value hierarchy:

	For the Three Months Ended April 30,	For the Nine Months Ended April 30,
(in millions)	2014	2014
Fair value, beginning of period	$2.0	$-
Acquisition date fair value of contingent consideration	-	1.9
Change in fair value	0.1	0.2
Payments	-	-
Fair value, end of period	$2.1	$2.1

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

As of April 30, 2014, we had forward contracts outstanding with notional amounts totaling $3.0 million in the Canadian dollar. These contracts have been designated as cash flow hedges and the unrealized loss of less than $0.1 million, net of tax, on these contracts is reported in accumulated other comprehensive income. Asset and liability derivatives designated as hedging instruments are presented in other assets and other liabilities, respectively, on our consolidated balance sheets. Realized gains (losses) on the cash flow hedges are recognized in our consolidated statement of operations in the period when the payment of expenses is recognized. During the three and nine months ended April 30, 2014 and 2013, we recorded a realized gain (loss) of approximately $0.1 million and $(0.1) million, and $(0.2) million and $0.1 million, respectively, which were included in cost of revenue and operating expenses in our condensed consolidated statements of operations. We expect all contracts currently outstanding to settle as of July 31, 2014 and any amounts in accumulated other comprehensive income (loss) to be recorded as an adjustment to operating expenses.

10. Common Stock Repurchases

On December 8, 2011, we announced that our board of directors had authorized the repurchase of up to $30.0 million of our common stock. The repurchase program is funded using our available cash. During the three and nine months ended April 30, 2014, we repurchased and retired 43,740 shares and 125,928 shares of common stock, respectively, under this repurchase program for $3.6 million and $10.6 million, respectively, at an average purchase price of $82.65 per share and $83.98 per share, respectively. During the three and nine months ended April 30, 2013, we repurchased and retired zero shares and 85,327 shares of common stock, respectively, under this repurchase program for $0.0 million and $6.0 million, respectively, at an average purchase price of $0.00 and $70.56 per share, respectively. As of April 30, 2014, we have cumulatively repurchased and retired 375,335 shares of common stock under this repurchase program for $27.0 million at an average purchase price of $71.86 per share.

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

The following table summarizes components of accumulated other comprehensive income for the nine months ended April 30, 2013:

(in millions)	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unrealized Gains (Losses) on Pension Plan	Currency Translation	Accumulated Other Comprehensive Income
Balance as of July 31, 2012	$-	$(4.7)	$7.0	$2.3
Pre-tax change before reclass to earnings	(0.1)	-	4.0	3.9
Amount reclassed to earnings (Note 9)	0.1	-	-	0.1
Income tax benefit	-	-	0.3	0.3
Balance as of April 30, 2013	$-	$(4.7)	$11.3	$6.6

The following table summarizes components of accumulated other comprehensive income for the nine months ended April 30, 2014:

(in millions)	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unrealized Gains (Losses) on Pension Plan	Currency Translation	Accumulated Other Comprehensive Income
Balance as of July 31, 2013	$(0.1)	$(2.3)	$11.5	$9.1
Pre-tax change before reclass to earnings	-	-	1.4	1.4
Amount reclassed to earnings (Note 9)	0.2	-	-	0.2
Income tax benefit	-	-	0.1	0.1
Balance as of April 30, 2014	$0.1	$(2.3)	$13.0	$10.8

The ineffective portion of the unrealized gains or losses on foreign currency forward contracts and unrealized gains or losses on currency translation are included in other income (expenses), net on our condensed consolidated statement of operations.

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

The following table presents share-based compensation expense included in our condensed consolidated statements of operations:

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
(in millions)	2014	2013	2014	2013
Cost of product sales	$0.1	$0.2	$0.5	$0.6
Cost of engineering sales	0.1	0.2	0.3	0.9
Research and product development	0.5	0.3	2.0	1.5
Selling and marketing	0.3	0.2	0.9	0.7
General and administrative	1.9	1.1	5.0	4.3
Total share-based compensation expense before tax	2.9	2.0	8.7	8.0
Income tax effect	(0.9)	(0.5)	(2.7)	(2.5)
Share-based compensation expense included in net income	$2.0	$1.5	6.0	$5.5

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

We had no material grants of stock options during the three months ended April 30, 2014. The fair value of each option granted during the three and nine months ended April 30, 2014 and 2013 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Expected option term in years (1)	5.31	5.47	5.37	5.42
Expected volatility (2)	35.1%	41.0%	38.6%	41.0%
Risk-free interest rate (3)	1.51%	0.91%	1.77%	0.80%
Expected annual dividend yield (4)	0.42%	0.52%	0.52%	0.57%

(1)	The expected option term was estimated using historical data.
(2)	The expected volatility for each grant is determined based on the review of the average of historical daily price changes of our common stock over the expected option term.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

The weighted average grant date fair value of stock options that were granted during the three and nine months ended April 30, 2014 was $30.80 and $27.55, respectively. The weighted average grant date fair value of stock options that were granted during the three and nine months ended April 30, 2013 was $27.90 and $25.25, respectively.

The total intrinsic value of options exercised during the three and nine months ended April 30, 2014, was $0.1 million and $1.7 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date exercise price.

As of April 30, 2014, 402,950 stock options were vested or expected to vest and 177,567 stock options were exercisable. These options have a weighted average exercise price of $63.34, and $55.67, respectively, aggregate intrinsic value of $5.0 million and $3.5 million, respectively, and a weighted average remaining contractual term of 5.12 years and 4.10 years, respectively.

We estimate the fair value of ESPP shares using the Black-Scholes valuation model. For the three and nine months ended April 30, 2014 and 2013, the financial impact from ESPP shares was immaterial.

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

We granted 95 TSR and 124 non-GAAP EPS performance-based awards during the three months ended April 30, 2014. We granted 413 TSR and 537 non-GAAP EPS performance-based awards during the three months ended April 30, 2013. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2014	2013	2014	2013
Stock Price (1)	$94.32	$70.04	$77.14	$70.04
Expected volatility (2)	27.5%	28.0%	27.6%	28.0%
Risk-free interest rate (3)	0.46%	0.32%	0.82%	0.32%
Expected annual dividend yield (4)	0.00%	0.00%	0.00%	0.00%

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the performance period.
(4)	Dividends are considered reinvested when calculating TSR. The dividend yield is therefore considered to be 0%.

The weighted average grant date fair value of time-based restricted stock awards that were granted during the three and nine months ended April 30, 2014 was $95.49 and $82.46, respectively. The weighted average grant date fair value of performance-based restricted stock awards that were granted during the three and nine months ended April 30, 2014 was $117.61 and $93.85, respectively.

The total fair value of restricted stock shares that vested during the three and nine month periods ended April 30, 2014 was $0.7 million and $20.8 million, respectively.

As of April 30, 2014, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $13.4 million. This cost will be recognized over an estimated weighted average amortization period of 1.5 years and assumes target performance for the non-GAAP EPS performance-based RSU’s.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

13. Restructuring Charges

During fiscal year 2013, we implemented a restructuring plan that involved involuntary termination of 115 employees, as well as consolidation of manufacturing and certain support activities conducted at the Ultrasonix facility in Vancouver, Canada, into operations at our existing facilities, closure of the Ultrasonix sales subsidiary in Paris, France, closure of our Englewood, Colorado facility (which was closed in January 2014) as we consolidate manufacturing and development activities into our State College, Pennsylvania facility, and optimization of our operations in Montreal, Canada and Peabody, Massachusetts.

The following table summarizes charges related to the accrued restructuring activities during the three and nine months ended April 30, 2014.

(in millions)	Employee Severance and Benefits	Facility Exit Costs	Acquisition Related Charges	Total
Balance at July 31, 2013	$1.8	$0.2	$0.8	$2.8
Restructuring charge	0.2	-	0.1	0.3
Adjustments	(0.2)	-	(0.1)	(0.3)
Cash payments	(0.5)	-	(0.1)	(0.6)
Currency translation	-	-	-	-
Balance at October 31, 2013	$1.3	$0.2	$0.7	$2.2
Restructuring charge	-	0.6	-	0.6
Adjustments	(0.2)	(0.1)	-	(0.3)
Cash payments	(0.6)	-	(0.4)	(1.0)
Currency translation	-	-	-	-
Balance at January 31, 2014	$0.5	$0.7	$0.3	$1.5
Restructuring charge	-	-	0.1	0.1
Adjustments	-	-	(0.2)	(0.2)
Cash payments	(0.3)	(0.1)	(0.1)	(0.5)
Currency translation	-	-	-	-
Balance at April 30, 2014	$0.2	$0.6	$0.1	$0.9

The following table summarizes charges related to the accrued restructuring activities during the nine months ended April 30, 2013.

(in millions)	Employee Severance and Benefits	Facility Exit Costs	Acquisition Related Charges	Total
Balance at July 31, 2012	$-	$-	$-	$-
Restructuring charge	0.1	-	0.4	0.5
Adjustments	-	-	-	-
Cash payments	-	-	-	-
Currency translation	-	-	-	-
Balance at April 30, 2013	$0.1	$-	$0.4	$0.5

There were no restructuring charges for the three and six months ended January 31, 2013.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
(in millions)	2014	2013	2014	2013
Medical Imaging	$-	$0.1	$(0.2)	$0.1
Ultrasound	(0.1)	0.4	0.4	0.4
Security Technology	-	-	-	-
Total restructuring and related charges	$(0.1)	$0.5	$0.2	$0.5

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

14. Net Income Per Common Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the sum of the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock, including unvested restricted stock and the assumed exercise of stock options using the treasury stock method. Options to purchase common shares with exercise prices that exceeded the market value of the underlying common stock are excluded from the computation of diluted earnings per share. Application of the treasury stock method could be anti-dilutive to unvested restricted shares if due to unrecognized compensation and windfall tax benefit the hypothetical repurchase of shares exceeds the number of restricted shares to be exercised.

Basic and diluted net income per share are calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
(in millions)	2014	2013	2014	2013
Net income	$7.8	$5.2	$23.3	$19.4

Weighted-average number of common shares outstanding-basic (000’s)	12,403	12,305	12,421	12,300
Effect of dilutive securities:
Stock options and restricted stock units (000’s)	244	315	258	284
Weighted-average number of common shares outstanding-diluted (000’s)	$12,647	$12,620	$12,679	$12,584

Basic net income per share:	$0.63	$0.42	$1.88	$1.58
Diluted net income per share:	$0.62	$0.41	$1.84	$1.54

For the three months ended April 30, 2014 and 2013, approximately 123,000 and 107,000 potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive. For the nine months ended April 30, 2014 and 2013, approximately 109,000 and 102,000 potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

15. Income Taxes

The following table presents the provision for (benefit from) income taxes and our effective tax rate for the three and nine months ended April 30, 2014 and 2013:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
(in millions)	2014	2013	2014	2013
Provision for (benefit from) income taxes	$2.5	$1.7	$(6.1)	$7.4
Effective tax rate	24%	24%	-35%	28%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits, tax contingencies or other discrete items.

Our effective tax rate before discrete items for the three and nine months ended April 30, 2014, respectively, is lower than the statutory rate of 35%, primarily due to lower foreign tax rates, and tax credits in the U.S. and Canada. The tax provision for the three and nine months ended April 30, 2014 includes certain discrete tax benefits totaling $0.0 million and $10.6 million, respectively. The discrete items for the three months ended April 30, 2014 consist of favorable changes in reserves for uncertain tax positions totaling $0.2 million resulting from accretion of interest, expiration of the statute of limitations and other items, as well as $0.6 million of an unfavorable adjustment to a deferred item related to equity compensation, and $0.4 million in miscellaneous favorable discrete items. The discrete tax benefit for the nine months ended April 30, 2014, consists primarily of a reduction in a net deferred tax liability of $8.8 million associated with a change in classification of our Canadian operations, and a reduction in uncertain tax positions primarily associated with federal tax credits for research and development, or R&D, for $0.9 million following the conclusion of the Internal Revenue Service, or IRS, review for the fiscal year 2009, along with $0.9 million of other items.

The effective tax rate for the three and nine months ended April 30, 2013 was lower than the federal statutory rate due primarily to lower foreign tax rates and the extension of the federal R&D tax credit.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The effective tax rate was lower in the nine months ended April 30, 2014 versus the prior year comparable period, due to the impact of discrete items in fiscal year 2014.

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, as of April 30, 2014 and July 31, 2013 were as follows:

(in millions)	April 30, 2014	July 31, 2013
Gross unrecognized tax benefits	$6.6	$7.3

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would favorably impact our effective tax rate. In the next four quarters, the statute of limitations for our fiscal year ended July 31, 2011 may expire for federal and state income taxes and for our fiscal year ended July 31, 2007 for foreign subsidiaries. It is reasonably expected that net unrecognized tax benefits, including interest, of approximately $3.0 million may be recognized.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At April 30, 2014 and April 30, 2013, we had approximately $0.6 million and $0.7 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

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

We are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of April 30, 2014, we have closed all years for U.S. federal income tax purposes through the fiscal year ended July 31, 2010. We are subject to periodic tax audits in each of the jurisdictions in which we operate. We are currently under a limited transfer pricing audit in Denmark for fiscal years 2008 through 2011. We have received an initial assessment from the Danish taxing authorities and are currently disputing the findings of that assessment. Discussions with the Danish taxing authorities are ongoing and we have recorded an accrual accordingly.

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

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The tables below present information about our reportable segments:

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
(in millions)	2014	2013	2014	2013
Product revenue:
Medical Imaging	$70.7	$68.8	$208.3	$218.5
Ultrasound	37.3	33.9	112.1	106.0
Security Technology	14.1	18.5	49.6	42.0
Total product revenue	$122.1	$121.2	$370.0	$366.5
Engineering revenue:
Medical Imaging	$1.0	$2.9	$3.2	$9.9
Ultrasound	-	0.1	-	0.1
Security Technology	1.0	1.6	2.4	7.7
Total engineering revenue	$2.0	$4.6	$5.6	$17.7
Net revenue:
Medical Imaging	$71.7	$71.7	$211.5	$228.4
Ultrasound	37.3	34.0	112.1	106.1
Security Technology	15.1	20.1	52.0	49.7
Total net revenue	$124.1	$125.8	$375.6	$384.2
Income from operations:
Medical Imaging	$8.9	$6.5	$19.3	$22.4
Ultrasound	(1.3)	(4.4)	(6.1)	(1.7)
Security Technology	1.8	4.6	3.9	7.2
Total income from operations	9.4	6.7	17.1	27.9
Total other income (expenses), net	0.9	0.2	0.1	(1.1)
Income before income taxes	$10.3	$6.9	$17.2	$26.8

	As of	As of
	April 30,	July 31,
(in millions)	2014	2013
Identifiable assets by segment:
Medical Imaging	$215.8	$217.1
Ultrasound	221.7	218.4
Security Technology	32.9	53.4
Total reportable segment assets	470.4	488.9
Corporate assets (A)	132.0	98.9
Total assets	$602.4	$587.8

	As of	As of
	April 30,	July 31,
(in millions)	2014	2013
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	48.2	48.2
Security Technology	-	-
Corporate (B)	6.9	-
Total goodwill	$57.0	$50.1

(A)	Includes cash and cash equivalents of $73.5 million and $57.4 million as of April 30, 2014 and July 31, 2013, respectively.
(B)	Includes goodwill related to the acquisition of PocketSonics. Please see Note 7. Goodwill and Other Intangible Assets for further discussion on PocketSonics.

ANALOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

17. Other Income (Expenses), Net:

Other income (expenses), net consists primarily of interest income on cash equivalents, loss on investment, and foreign exchange gains (losses).

Related to the acquisition of PocketSonics, we recognized a loss of $0.5 million during the first quarter of fiscal year 2014. Please refer to Note 3. Business Combinations for more information on the acquisition of PocketSonics.

We had foreign exchange (gains) losses totaling $(0.4) million and $0.1 million during the three and nine months ended April 30, 2014, respectively. We had foreign exchange (gains) losses totaling $(0.2) million and $1.3 million during the three and nine months ended April 30, 2013, respectively.

18. Guarantees, Commitments and Contingencies:

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2014.

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

The following table presents our product warranty liability for the nine months ended April 30, 2014 and the twelve months ended July 31, 2013:

(in millions)	As of April 30, 2014	As of July 31, 2013
Product warranty liability, beginning balance	$6.5	$5.6
Provision
Provision	3.1	5.3
Ultrasonix warranty accrual acquired	-	1.2
Settlements made in cash or in kind during the period	(3.4)	(5.6)
Product warranty liability, ending balance	$6.2	$6.5

At April 30, 2014 and July 31, 2013, we had deferred revenue for extended product warranty contracts of $9.2 million and $8.0 million, respectively.

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

Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $150.0 million in aggregate. We are the sole borrower under the Credit Agreement. The obligations under the new credit facility are guaranteed by our material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiaries.

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

•

A leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters earnings before interest, taxes, depreciation, and amortization, or EBITDA, of no greater than 2.75:1.00 at any time; and

•	An interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated interest charges of no less than 3.00:1.00 at any time.

As of April 30, 2014 our leverage ratio was .006 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of April 30, 2014, we were in full compliance with all financial and operating covenants.

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

As of April 30, 2014, we have approximately $4.2 million in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under our credit facilities at April 30, 2014 and July 31, 2013.

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

Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and have wound down the relationships with the BK Medical distributors that were involved in the transactions. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. During the three months ended April 30, 2014 and April 30, 2013, we incurred inquiry-related costs of approximately $0.4 million and $0.3 million, respectively, in connection with this matter. During the nine months ended April 30, 2014 and April 30, 2013, we incurred inquiry-related costs of approximately $1.3 million and $0.7 million, respectively, in connection with this matter.

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

Rent expense associated with our operating leases was approximately $0.4 million and $0.5 million for the three months ended April 30, 2014 and 2013, respectively. Rent expense associated with our operating leases was approximately $1.6 million and $1.2 million for the nine months ended April 30, 2014 and 2013, respectively.

The following is a schedule by year of future minimum lease payments at April 30, 2014:

(in millions) Fiscal Year	Future Minimum Lease Payments
2014 (3 months)	$0.8
2015	2.1
2016	1.3
2017	0.9
2018	0.7
Thereafter	1.2

$7.0

At April 30, 2014, we had outstanding non-cancelable purchase orders aggregating to $55.7 million. The purchase orders are for manufacturing and non-manufacturing related goods and services.

20. Subsequent Events:

On June 3, 2014, our board of directors authorized an additional repurchase of up to $30.0 million of our common stock. The repurchase program will be funded by our available cash. The repurchase program does not have a fixed expiration date.

We declared a dividend of $0.10 per share of common stock on June 3, 2014, which will be paid on June 26, 2014 to stockholders of record on June 16, 2014.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended April 30, 2014 and 2013 represent the third quarters of fiscal years 2014 and 2013, respectively.

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

•	Ultrasound, which includes ultrasound systems and transducers used primarily in the urology, surgery (including robotic assisted surgery), anesthesia, and point-of-care markets.

•	Security Technology, which includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in checked baggage screening at airports worldwide.

Financial Results

The following table summarizes our financial results achieved:

	For the Three Months Ended April 30,		Percentage Change	For the Nine Months Ended April 30,		Percentage Change
(in millions, except per share amounts)	2014	2013		2014	2013
Total net revenue	$124.0	$125.8	-1%	$375.6	$384.2	-2%
Gross profit	$53.4	$49.1	9%	$157.4	$149.6	5%
Gross margin	43%	39%		42%	39%
Income from operations	$9.4	$6.7	40%	$17.1	$27.9	-39%
Operating margin	8%	5%		5%	7%
Net income	$7.8	$5.2	49%	$23.3	$19.4	20%
Diluted net income per share	$0.62	$0.41	51%	$1.84	$1.54	19%

Outlook

As a result of challenging market conditions, the exit from our legacy patient monitoring business and a reduction in funded engineering, we anticipate that fiscal year 2014 revenue will decline by mid-single digits from fiscal year 2013 and we expect fiscal year 2014 operating margins to decrease by low-single digits from fiscal year 2013. Previously, we expected fiscal year 2014 revenue and operating margin to be approximately consistent with fiscal year 2013.

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our Annual Report on Form 10-K for fiscal year 2013 filed with the SEC on September 30, 2013.

Results of Operations

Three and nine months ended April 30, 2014 compared to the three and nine months ended April 30, 2013

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	For the Three Months Ended April 30,		Percentage Change	For the Nine Months Ended April 30,		Percentage Change
(in millions)	2014	2013		2014	2013
Medical Imaging	$70.7	$68.8	3%	$208.3	$218.5	-5%
Ultrasound	37.3	33.9	10%	112.1	106.0	6%
Security Technology	14.1	18.5	-24%	49.6	42.0	18%
Total product revenue	$122.1	$121.2	1%	$370.0	$366.5	1%

Medical Imaging

During the three months ended April 30, 2014, our Medical Imaging product revenue increased slightly versus the prior year comparable period due to product revenue growth in MRI. This revenue growth was offset by the exit from our legacy patient monitoring product line.

During the nine months ended April 30, 2014, our Medical Imaging product revenue decreased versus the prior year comparable period largely due to the end of life of an older generation CT subsystem, the exit of our legacy patient monitoring product line, and the timing of OEM customer purchases.

Ultrasound

During the three months ended April 30, 2014, our Ultrasound product revenue increased by $3.4 million versus the prior year comparable period. Our direct Ultrasound business experienced an increase of approximately 17% as compared to the prior year comparable period, due principally to growth in our primary markets of urology and surgery sales and our expansion into the point-of-care ultrasound market following our March 2013 acquisition of Ultrasonix. This growth offset a decline in Ultrasound OEM probe sales. Revenue from products acquired in the acquisition of Ultrasonix totaled $7.2 million for the three months ended April 30, 2014.

During the nine months ended April 30, 2014 our Ultrasound product revenue increased versus the prior year comparable period primarily driven by sales in our direct sales channel, including our primary markets of urology and surgery as well as further expansion in the point-of-care market following our March 2013 acquisition of Ultrasonix. Revenue from products acquired in the acquisition of Ultrasonix represented $18.8 million for the nine months ended April 30, 2014. These increases were partially offset by lower OEM Ultrasound probe sales and weakness in the European healthcare market.

Security Technology

During the three months ended April 30, 2014, our Security Technology product revenue declined 24% versus the prior year comparable period driven by lower shipments of high-speed baggage threat detection systems.

During the nine months ended April 30, 2014 our Security Technology product revenue growth of 18% versus the prior year comparable period was driven by greater demand for medium-speed threat detection systems primarily for the U.S. market, and high-speed threat detection systems for CT-based explosives threat detection outside the U.S.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	For the Three Months Ended April 30,		Percentage Change	For the Nine Months Ended April 30,		Percentage Change
	2014	2013		2014	2013
(in millions)
Medical Imaging	$1.0	$2.9	-67%	$3.2	$9.9	-68%
Ultrasound	0.0	0.1	-94%	0.0	0.1	-84%
Security Technology	1.0	1.6	-33%	2.4	7.7	-69%
Total engineering revenue	$2.0	$4.6	-56%	$5.6	$17.7	-69%

Medical Imaging

The decrease in engineering revenue for the three and nine months ended April 30, 2014 versus the prior year comparable periods was due primarily to winding down of certain customer-funded engineering projects as products complete the development phase prior to movement into production. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Security Technology

The decrease in engineering revenue for the three and nine months ended April 30, 2014 versus the prior year comparable periods was due primarily to the timing of customer-funded engineering projects. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	For the Three Months Ended April 30,		Percentage Change	For the Nine Months Ended April 30,		Percentage Change
(in millions)	2014	2013		2014	2013
Product gross profit	$53.4	$48.8	9%	$156.9	$148.1	6%
Product gross margin	43.7%	40.3%		42.4%	40.4%

The improvement in product gross margin during the three months ended April 30, 2014 versus the prior year comparable period was due primarily to higher average selling prices in the period, a shift in product mix from lower margin OEM sales to higher margin direct sales within the Ultrasound business, and increased efficiency in manufacturing operations in our Shanghai, China and Montreal, Canada locations.

The improvement in product gross margin during the nine months ended April 30, 2014 versus the prior year comparable period was due primarily to higher average selling prices in the period, a shift in product mix from lower margin OEM sales to higher margin direct sales within the Ultrasound business, more efficient manufacturing operations in Shanghai, China, and a favorable adjustment within our Montreal-based diagnostic mammography detection business related to the quality control inspection process. These gross margin improvements were partially offset by purchase accounting fair value adjustments to inventory associated with our March 2013 acquisition of Ultrasonix.

Engineering gross margin

Engineering gross margin is summarized as follows:

	For the Three Months Ended April 30,			Percentage Change	For the Nine Months Ended April 30,		Percentage Change
(in millions)	2014		2013		2014	2013
Engineering gross profit	$0.0	*	$0.3	100%	$0.5	$1.5	-67%
Engineering gross margin	1.2%		6.4%		8.8%	8.4%

*	Rounded to nearest hundred thousands

The decrease in engineering gross margin in the three and nine months ended April 30, 2014 versus the prior year comparable periods was primarily due to winding down of certain customer-funded engineering projects. As noted under engineering revenue, customer-funded projects can vary substantially in profitability.

Operating expenses

Operating expenses are summarized as follows:

	For the Three Months Ended April 30,		Percentage Change	Percentage of Net Revenue
(in millions)	2014	2013		2014	2013
Research and product development	$16.9	$16.1	5%	14%	13%
Selling and marketing	14.3	13.5	6%	11%	11%
General and administrative	12.8	12.3	4%	10%	10%
Restructuring	(0.1)	0.5	-116%	0%	0%
Total operating expenses	$43.9	$42.4	4%	35%	34%

	For the Nine Months Ended April 30,		Percentage Change	Percentage of Net Revenue
(in millions)	2014	2013		2014	2013
Research and product development	$55.8	$46.3	20%	15%	12%
Selling and marketing	43.6	37.1	18%	11%	10%
General and administrative	40.6	37.8	7%	11%	10%
Restructuring	0.2	0.5	-56%	0%	0%
Total operating expenses	$140.2	$121.7	15%	37%	32%

Operating expenses for the three and nine months ended April 30, 2014 increased by $1.5 million, or 4% and $18.5 million, or 15%, versus the prior year comparable periods, respectively.

Research and product development expenses are related to new product development projects that are not funded by our customers. These expenses increased by $0.8 million during the three months ended April 30, 2014 versus the prior year comparable period due primarily to $0.5 million in incremental engineering expenses resulting from our March 2013 acquisition of Ultrasonix.

Research and product development expenses increased $9.5 million during the nine months ended April 30, 2014 versus the prior year comparable period due to the reduction in customer-funded engineering projects, which resulted in an increase of $6.0 million in expenses. Additionally, $2.5 million is attributable to incremental engineering expenses resulting from our March 2013 acquisition of Ultrasonix and $0.9 million is attributable to severance during the period as we aligned our resources with expected customer funded engineering requirements. These increases were partially offset by $0.9 million reduction in performance-based compensation accruals.

Selling and marketing expenses increased by $0.8 million during the three months ended April 30, 2014, versus the prior year comparable period due to $1.5 million of incremental point-of-care sales and marketing expenses resulting from our March 2013 acquisition of Ultrasonix, offset by a reduction in performance-based compensation accruals.

Selling and marketing expenses increased $6.5 million during the nine months ended April 30, 2014 versus the prior year comparable period due primarily to $8.7 million of incremental point-of-care sales and marketing expenses resulting from our March 2013 acquisition of Ultrasonix, offset by a reduction in performance-based compensation accruals.

General and administrative expenses increased by $0.5 million during the three months ended April 30, 2014 versus the prior year comparable period primarily on an increase in share-based compensation expense.

General and administrative expenses increased by $2.8 million during the nine months ended April 30, 2014 versus the prior year comparable period primarily due to general and administrative expenses of $1.4 million attributable to the inclusion of Ultrasonix in our operating results, approximately $1.0 million of incremental depreciation expense, $1.1 million in incremental legal fees (including $0.7 million of BK Medical inquiry costs), and $0.5 million in medical device taxes. These increases were partially offset by a reduction of $1.1 million in performance-based compensation accruals.

During fiscal year 2013, we implemented a restructuring plan that involved the involuntary termination of 115 employees, as well as consolidation of manufacturing and certain support activities conducted at the Ultrasonix facility in Vancouver, into operations at our existing facilities, closure of the Ultrasonix sales subsidiary in Paris, France, closure of our Englewood, Colorado facility as we consolidate manufacturing and development activities into our State College, Pennsylvania facility, and optimization of our operations in Montreal, Canada and Peabody Massachusetts. We expect to incur an additional $0.1 million restructuring expense to complete this program by the fourth quarter of fiscal year 2014. Restructuring expense incurred during the three and nine month periods ended April 30, 2014 was $(0.1) million and $0.2 million, respectively, of which $0.6 related to the closure in January 2014 of the Englewood, Colorado facility, net of the estimated present value of future sublease income. The restructuring expense incurred during the nine months ended April 30, 2014, was offset by a favorable adjustment of less than $0.4 million, including a reduction in lease facility exit costs. Restructuring expense incurred during the three and nine month periods ended April 30, 2013 was $0.5 million.

Other income (expenses), net

Other income (expenses), net is summarized as follows:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
(in millions)	2014	2013	2014	2013
Interest income, net	$0.1	$0.1	$0.2	$0.3
Other, net	0.8	0.1	(0.1)	(1.4)
Total other income (expenses), net	$0.9	$0.2	$0.1	$(1.1)

Total other income (expenses), net during the three months ended April 30, 2014 was predominantly due to foreign currency exchange gains (losses) from our foreign subsidiaries. Total other income (expenses), net during the nine months ended April 30, 2014 was predominantly due to the recognition of a $0.5 million loss related to our 10% pre-acquisition equity interest in PocketSonics during the three months ended October 31, 2013, which was partially offset by foreign currency exchange gains. Please refer to Note 3. Business Combinations to our condensed consolidated financial statements included in this report for further information about this acquisition.

Total other income (expenses), net during the three and nine months ended April 30, 2013, consisted predominantly of foreign currency transaction exchange losses by our foreign subsidiaries in Denmark and China due primarily to the strengthening U.S. Dollar in the current period.

Provision for (benefit from) income taxes

The following table presents the provision for (benefit from) income taxes and our effective tax rate for the three and nine months ended April 30, 2014 and 2013:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
(in millions)	2014	2013	2014	2013
Provision for (benefit from) income taxes	$2.5	$1.7	$(6.1)	$7.4
Effective tax rate	24%	24%	-35%	28%

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits, tax contingencies or other discrete items.

Our effective tax rate before discrete items for the three and nine months ended April 30, 2014, respectively, is lower than the statutory rate of 35%, primarily due to lower foreign tax rates, and tax credits in the U.S. and Canada. The tax provision for the three and nine months ended April 30, 2014 includes certain discrete tax benefits totaling $0.0 million and $10.6 million, respectively. The discrete items for the three months ended April 30, 2014 consist of favorable changes in reserves for uncertain tax positions totaling $0.2 million resulting from accretion of interest, expiration of the statute of limitations and other items, as well as $0.6 million of an unfavorable adjustment to a deferred item related to equity compensation, and $0.4 million in miscellaneous favorable discrete items. The discrete tax benefit for the nine months ended April 30, 2014, consists primarily of a reduction in a net deferred tax liability of $8.8 million associated with a change in classification of our Canadian operations, and a reduction in uncertain tax positions primarily associated with federal tax credits for research and development, or R&D, for $0.9 million following the conclusion of the Internal Revenue Service, or IRS, review for the fiscal year 2009, along with $0.9 million of other items.

The effective tax rate for the three and nine months ended April 30, 2013 was lower than the federal statutory rate due primarily to lower foreign tax rates and the extension of the federal R&D tax credit.

The effective tax rate was lower in the nine months ended April 30, 2014 versus the prior year comparable period, due to the impact of discrete items in fiscal year 2014.

The total amounts of gross unrecognized tax benefits, which excludes interest and penalties discussed below, as of April 30, 2014 and July 31, 2013 were as follows:

(in millions)	April 30, 2014	July 31, 2013
Gross unrecognized tax benefits	$6.6	$7.3

These unrecognized tax benefits, if recognized in a future period, the timing of which is not estimable, would favorably impact our effective tax rate. In the next four quarters, the statute of limitations for our fiscal year ended July 31, 2011 may expire for federal and state income taxes and for our fiscal year ended July 31, 2007 for foreign subsidiaries. It is reasonably expected that net unrecognized tax benefits, including interest, of approximately $3.0 million may be recognized.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At April 30, 2014 and April 30, 2013, we had approximately $0.6 million and $0.7 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

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

We are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of April 30, 2014, we have closed all years for U.S. federal income tax purposes through the fiscal year ended July 31, 2010. We are subject to periodic tax audits in each of the jurisdictions in which we operate. We are currently under a limited transfer pricing audit in Denmark for fiscal years 2008 through 2011. We have received an initial assessment from the Danish taxing authorities and are currently disputing the findings of that assessment. Discussions with the Danish taxing authorities are ongoing and we have recorded an accrual accordingly.

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

(in millions)	As of April 30, 2014	As of July 31, 2013	Percentage Change
Cash and cash equivalents (A)	$119.4	$113.0	6%
Working capital	$274.2	$269.5	2%
Stockholders’ equity	$507.2	$486.4	4%

(A)	Includes approximately $50.3 million and $49.7 million of cash and cash equivalents held outside the U.S. at April 30, 2014 and July 31, 2013, respectively.

The increase in cash and cash equivalents from July 31, 2013 to April 30, 2014 was due primarily to collection of receivables which was partially offset by the net cash payment of $10.6 million for the acquisition of PocketSonics in September 2013 and purchases of property, plant and equipment of $13.6 million. The increase in stockholder’s equity from July 31, 2013 to April 30, 2014 was primarily driven by recorded net income in the period.

Cash and cash equivalents at April 30, 2014 and July 31, 2013 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at April 30, 2014 and July 31, 2013 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	For the Nine Months Ended April 30,		Percentage Change
(in million except percentages)	2014	2013
Net cash provided by operating activities	$43.1	$11.1	288%
Net cash used in investing activities	(24.7)	(99.1)	-75%
Net cash used in financing activities	(12.7)	(8.4)	51%
Effect of exchange rate changes on cash	0.7	0.7	0%
Net increase (decrease) in cash and cash equivalents	$6.4	$(95.7)	-107%

Operating activities

The cash flows provided by operating activities during the nine months ended April 30, 2014 primarily reflects our income from operations of $23.3 million, collections of accounts receivable, which decreased by $18.6 million and an increase in accounts payable of $7.8 million. This was partially offset by a decrease in accrued income taxes of $9.7 million, an increase in inventory of $7.0 million and a decrease in accrued liabilities of $10.0 million.

The cash flows provided by operating activities during the nine months ended April 30, 2013 primarily reflects our income from operations of $19.4 million, non-cash charges for depreciation and amortization expenses of $12.5 million, share-based compensation expense of $8.0 million and collections of accounts receivable of $15.7 million. This was largely offset by an increase in inventory of $24.9 million, a decrease in accounts payable of $12.0 million, a decrease in accrued expenses of $4.3 million and an increase in refundable income taxes of $4.2 million.

Investing activities

The net cash used in investing activities during the nine months ended April 30, 2014 was primarily driven by the acquisition of PocketSonics, net of cash acquired, of $10.6 million as well as purchases of property, plant and equipment of $13.6 million.

The net cash used in investing activities during the nine months ended April 30, 2013 was primarily driven by the March 2, 2013 acquisition of Ultrasonix of $79.3 million and the purchases of property, plant and equipment of $19.9 million, including costs associated with the implementation of a new enterprise resource planning system.

Financing activities

The net cash used in financing activities during the nine months ended April 30, 2014 primarily reflected $10.6 million used to repurchase common stock, and $6.3 million of shares surrendered for taxes paid related to vested employee restricted stock. This was partially offset by the issuance of stock with a value of $4.5 million associated with share-based compensation.

The net cash used in financing activities during the nine months ended April 30, 2013 primarily reflected $6.0 million used to repurchase common stock, $4.5 million of shares surrendered for taxes paid related to vested employee restricted stock and $3.9 million of dividends paid to shareholders. This was offset by the issuance of stock with a value of $5.1 million associated with share-based compensation and $2.0 million for excess tax benefit from share-based compensation.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements

Our contractual obligations at April 30, 2014, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

(in millions)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$7.0	$0.8	$3.4	$1.6	$1.2
Purchase obligations	55.7	36.8	18.9	-	-
Pension	3.5	0.1	0.5	0.6	2.3
Total contractual obligations	$66.2	$37.7	$22.8	$2.2	$3.5

Financing Arrangements

On October 11, 2011, we entered into a $100.0 million five-year, revolving credit agreement, or the Credit Agreement, with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of the facility can be increased under specified circumstances up to $150.0 million in aggregate. We are the sole borrower under the Credit Agreement. We did not have any borrowings outstanding under this Credit Agreement as of April 30, 2014. Please refer to Note 18. Guarantees, Commitments and Contingencies for details.

As of April 30, 2014, we also have approximately $4.2 million in other revolving credit facilities with banks available for direct borrowings. Please refer to Note 18. Guarantees, Commitments and Contingencies to our condensed consolidated financial statements included in this report for details.

Contingent Consideration

In connection with the acquisition of PocketSonics, as of April 30, 2014, we recorded a contingent consideration obligation of $2.1 million. Please refer to Note 3. Business Combinations to our condensed consolidated financial statements included in this report for more information.

Tax Related Obligations

We have $6.6 million of unrecognized tax benefits for uncertain tax positions and $0.6 million of related accrued interest and penalties as of April 30, 2014. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 15. Income Taxes to our condensed consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and have wound down the relationships with the BK Medical distributors that were involved in the transactions. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with these matters. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. During the three months ended April 30, 2014 and April 30, 2013, we incurred inquiry-related costs of approximately $0.4 million and $0.3 million, respectively, in connection with this matter. During the nine months ended April 30, 2014 and April 30, 2013, we incurred inquiry-related costs of approximately $1.3 million and $0.7 million, respectively, in connection with this matter.

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

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for fiscal year 2013 filed with SEC on September 30, 2013. There have been no material changes during the nine months ended April 30, 2014 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of April 30, 2014, please refer to Note 18. Guarantees, Commitments and Contingencies to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended April 30, 2014:

Period	Total Number of Shares Purchased (1) (2) (3)	Average Price Paid per Share (2) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s) (3)
2/1/14-2/28/14	3,493	$96.03	3,493	$6,297
3/1/14-3/31/14	20,608	81.29	17,099	4,907
4/1/14-4/30/14	23,148	81.15	23,148	3,028

Total	47,249	$82.65	43,740	$3,028

(1)	Includes 3,509 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in March 2014. For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.
(2)	During the third quarter of fiscal year 2014, we repurchased 43,740 shares of our common stock in open-market transactions for $3.6 million at an average purchase price of $82.65 per share. These shares were purchased pursuant to a repurchase program authorized by our board of directors that was announced on December 8, 2011 to repurchase up to $30.0 million of our common stock. The repurchase program does not have a fixed expiration date.
(3)	Includes an adjustment of 980 shares purchased on our behalf during January 2014.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: June 6, 2014	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2014	/s/ Michael L. Levitz
Michael L. Levitz Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Pledge Agreement between Analogic Corporation and Santander Bank over all of the shares of capital stock or other equity interests of Ultrasonix Medical Corporation dated April 21, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2014 and July 31, 2013, (ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended April 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended April 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.