Form 10-K
period 2014-07-31
ANALOGIC CORP
filed 2014-09-26
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at January 31, 2014 was approximately $1,160,243,000. As of September 19, 2014, there were 12,421,169 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2014 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Throughout this Annual Report on Form 10-K, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation.

Description of Business

Analogic Corporation (NASDAQ:ALOG) designs, manufactures, and commercializes innovative real-time guidance, diagnostic imaging and threat detection technologies to advance the practice of medicine and save lives. We operate and report along three business segments: Ultrasound, Medical Imaging, and Security Technology. Our Ultrasound business provides ultrasound guidance systems for the urology and surgery markets and is expanding into point of care areas such as anesthesia and emergency medicine. We sell our ultrasound products through our direct sales force in North America and Europe, as well as through a network of distributors to clinical practitioners throughout the world. Our Medical Imaging segment provides critical enabling medical imaging systems and subsystems for computed tomography, or CT, magnetic resonance imaging, or MRI and high-resolution digital mammography systems. We sell our Medical Imaging products primarily through longstanding relationships with well-known multinational medical OEMs and new entrants in emerging markets. Our Security Technology segment designs and manufactures automated threat detection systems for aviation baggage inspection applications utilizing advanced CT technology. We sell our security products primarily through multinational OEM partners. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are headquartered in Peabody, Massachusetts.

Refer to Note 16 to the notes to Consolidated Financial Statements included in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for financial information regarding our segments. The following chart shows net revenue by segment in millions for fiscal years 2014, 2013 and 2012, respectively:

Medical Imaging

Our Medical Imaging segment, which accounted for approximately 57% of our net revenue in fiscal year 2014, consists primarily of systems and sub-systems for medical imaging that are sold globally to OEM producers of CT, MRI, and digital mammography systems. Our products are designed and manufactured to achieve high reliability resulting in the lowest overall cost of ownership for our customers.

Computed Tomography

Analogic has been at the forefront of developments in computed tomography equipment technology from the introduction of the first single slice CT systems in the early 1970s to today’s multi-slice volumetric scanners. We are an industry leader in the development and sale of CT detector systems, data acquisition systems, or DAS, data management systems, or DMS, and fully integrated CT systems that drive the image processing in OEM CT imaging scanners sold around the world.

Our CT product portfolio consists primarily of the following:

1)	Detector Subsystems – These subsystems convert the x-ray energy in a CT machine to analog signals for further processing in the DAS. The detectors use state-of-the-art scintillator materials and photodiodes coupled with advanced semiconductor technology to process these highly precise signals. These signals are then fed to a computer through a DAS for image reconstruction.

2)	DAS – These subsystems are used to process the signals created by the detectors and feed them as a digital stream to a reconstruction computer to create high resolution images. The DAS is designed with many multi-channel circuit boards that process the analog signals from the detectors and convert them into digital signals through an array of analog to digital, or A/D converters.

3)	DMS – This is the most critical sub-system of the CT system and consists of both the detector array and the DAS in one package. This system provides our OEM customers a higher level of integration that allows for lower cost and faster time to market.

4)	Integrated CT Systems – The components of the CT system (detectors, DAS, x-ray tube and power supplies) are mounted on a rotating ring assembly called a gantry. The ring enables the components of the CT systems to rotate around the patient at speeds up to 300 revolutions per minute for high resolution imaging. We provide integrated gantries with image and iterative reconstruction algorithms to our OEM customers as another level of integration to facilitate a smoother and faster time to market and improve manufacturing efficiency. Our Low Dose Imaging Software, or LISA, is available in our integrated CT systems to provide high quality imaging capability at up to 40% lower x-ray dose as compared with conventional image reconstruction. Low dose imaging in medical diagnostics is used to prevent damage to healthy tissue. Our designs also include non-contact power, data transfer and other innovative capabilities that provide high reliability, lower total cost of ownership and dose reduction/modulation.

The detector, DAS and DMS products we sell are used in a wide range of CT systems, from dual slice count to the most advanced multi-slice (at least 256 slices) systems, enabling advanced diagnostics such as cardiac imaging. Our CT products are designed to allow our customers to remain at the forefront of this rapidly advancing field. By leveraging our experience in integrating CT components and technology, we have also developed higher-level integrated systems for the radiotherapy market primarily used for image guided radiation treatment of cancerous tumors.

Magnetic Resonance Imaging

For OEM producers of MRI equipment, we supply two key enabling sub-systems: gradient amplifiers and radio frequency, or RF amplifiers. We have developed a wide range of amplifier solutions for our customers ranging from low-magnetic-field systems (under 0.3 Tesla) to ultra high-magnetic-field systems (> 7.0 Tesla). Our ability to provide very high power levels with fast response, low noise and industry-leading reliability enables our OEM customers to deliver innovative technologies such as new, wide-bore (i.e. larger opening) MRI scanners addressing growing requirements related to obesity and patient comfort.

Our MRI product portfolio consists primarily of the following:

1)	Gradient Amplifiers – These high power systems are used to drive a set of coils located inside the MRI system and around the patient. The coils energize the atomic structure of a patients’ anatomy in order to create tissue and structure images. Gradient amplifiers must be designed at specific power levels for different MRI field strengths ranging from under 0.3 Tesla to 7.0 Tesla and higher.

2)	RF Amplifiers – These power systems are used to control another set of the coils within the MRI system that are used to read-back the signals from the anatomy generated by the gradient coils. These signals are then processed in a reconstruction computer to create images. The RF amplifiers must have a very high signal-to-noise ratio to produce the cleanest images.

Digital Mammography

Our digital mammography products consist primarily of digital mammography selenium based detector plates, sold directly to OEM customers for breast cancer screening and diagnostic applications in mammography. These detector plates are used by OEMs in mammography systems to convert x-ray signals into high resolution 2-D and 3-D images of breast tissue to aid in the detection of breast cancer. Our detector plates for mammography applications are sold to medical OEMs for use in products worldwide. Our digital mammography product portfolio consists of the following:

1)	Large detector (AXS-2430) – Our large field of view detector plate, based on selenium technology, is used primarily for European and U.S. markets. The plate and power supply is designed to be easily adapted to many types of mammography systems. This detector plate is also compatible with systems that can perform tomosynthesis, which creates 3-D images through a series of exposures to more accurately detect lesions in the breast.

2)	Small detector (AXS-1824) – Our small field of view detector plate uses the same selenium-based technology as the AXS-2430 detector and is manufactured primarily for the Asian markets.

3)	Screen Plus – Our large field of view detector plate, based on selenium technology, is optimized for 2D screening applications and used in mammography systems targeted for emerging markets.

Other Products

Within our Medical Imaging segment, we also design and manufacture servo and stepper (motion control) devices, which we supply to OEM customers for use in computer-controlled automation systems primarily in the semiconductor and laboratory automation markets.

Ultrasound

Our Ultrasound segment principally designs and manufactures procedure-driven ultrasound systems and transducers under the BK and Sonix brand names. These products are primarily sold to clinical end-users in urology, surgery and point-of-care and accounted for approximately 30% of our net revenue in fiscal year 2014. Our ultrasound systems use acoustic waves to generate real-time images of the body’s internal anatomy that are used for interventional and medical diagnostic procedures, including guiding surgical procedures and guiding prostate cancer treatment employing procedures such as brachytherapy. In March 2013, to accelerate our expansion into the growing point-of-care market, we acquired Ultrasonix Medical Corporation, or Ultrasonix, a supplier of advanced ultrasound systems for point-of-care and general imaging applications with over 5,000 systems in the field.

Our product portfolio under the BK brand name consists of the FlexFocusTM mobile ultrasound systems used primarily for guiding procedures in urology and surgery, regional anesthesia and high-end point of care as well as general imaging applications. The Flex Focus product family has a unique, award-winning design in a small footprint that can be easily moved from room to room in a hospital or clinic. With its 19-inch high-resolution monitor, high performance imaging engine and comprehensive range of innovative transducers for procedure guidance, the FlexFocus provides a unique solution in the ultrasound market, where premium image quality, highly sensitive color Doppler and streamlined workflow are valued in a portable system. An optional battery pack enables up to four hours of plug-free imaging.

Our high-end FlexFocus systems include our Quantum Plus TechnologyTM which incorporates unique Vector Flow ImagingTM, or VFI mode, enabling enhanced visualization of blood flow, with sensitive color Doppler and spatial resolution. Key benefits to our FlexFocus systems also include tissue harmonic imaging for difficult-to-image patients. The ultrasound systems are available with a comprehensive range of specialized transducers that assist in addressing the clinical challenges of surgical, urologic, anesthesia and general imaging procedures.

Our Sonix products are innovative, easy to use ultrasound systems used for a variety of point-of-care applications such as needle guidance for biopsies, aspirations and nerve blocks, and for musculoskeletal, vascular, and general imaging applications. The Sonix platform offers unique guidance technology to precisely locate the needle tip and trajectory for most needle guidance applications. Due to unique features that accelerate daily exams, Sonix systems are a leading choice for reproductive medicine specialists. The systems have a small footprint and feature a customizable touch screen interface that is designed to be easy to use especially for physicians that are new to ultrasound. Sonix diagnostic research systems are used by more than 200 universities and biomedical research organizations around the world.

Our full ultrasound product portfolio

Our new Sonic Window® handheld ultrasound device is a handheld ultrasound system for visualizing vasculature and guiding peripheral intravenous access, or PIV, that received U.S. Food and Drug Administration 510(k) clearance in April 2014. This ultra-compact ultrasound device provides direct visualization of structures beneath the skin. Unlike existing portable devices on the market today, the Sonic Window handheld is self-contained and does not require a cart or stand to operate. The small, lightweight device, which is the size of a TV remote control, requires only one hand for operation. We believe that that this unique technology can be expanded into clinical settings and other applications to address procedure guidance, and visualization needs in acute care settings and physician offices.

Sonic Window® – Handheld Ultrasound System

We also design and manufacture advanced ultrasound transducers sold to OEM customers within our Ultrasound segment. Using our advanced acoustic design and manufacturing capability, we provide a variety of transducers to OEMs for both diagnostic and procedure driven applications such as cardiology, radiology, OB/GYN, surgery and interventional radiology.

Security Technology

Utilizing our advanced CT technology, the Security Technology segment designs and manufactures airport baggage screening systems and accounted for approximately 13% of our net revenue in fiscal year 2014. These systems generate 3-D images of objects contained within baggage and utilize highly sophisticated algorithms to provide threat analysis of materials contained within the bags.

Our certified checked baggage screening systems are sold through our commercial partners: L-3 Communications Security and Detection Systems, or L-3 and Smiths Detection, or Smiths, to the Transportation Security Agency, or TSA for installation in U.S. airports and to international airport authorities for installation at airports around the world.

We sell the following checked baggage systems through L-3.

1)      eXaminer® XLB (High Speed) – The XLB was the first certified explosives detection system, or EDS specifically optimized for high speed screening of checked baggage. Capable of scanning up to 1,200 bags per hour, the XLB keeps bags continuously moving through a meter-wide tunnel. Combining high-resolution helical CT with dual-energy imaging, the XLB offers superior detection capabilities and advanced 3-D imaging.

2)      eXaminer 3DX (Medium Speed) – Our CT technology is utilized in the 3DX, a medium speed EDS that scans up to 550 bags per hour in-line and up to 330 bags in standalone configuration. The enhanced speed 3DX-ES scans up to 750 bags per hour in the in-line configuration. Both systems are designed to provide high levels of reliability and low false-alarm rates. With over 1,100 systems installed since 2003, the 3DX is one of most widely used checked baggage systems in the U.S.

3)      eXaminer SX (Reduced Size) – The SX is a lower-cost, reduced size EDS designed for small and medium-sized airports. Able to scan up to 360 bags per hour in-line and up to 300 bags per hour in standalone configuration, the SX offers customers a reduced footprint system with high resolution 3-D imaging and low false-alarm rates.

eXaminer ® is a registered trademark of L-3.

We also sell checked baggage systems through Smiths Detection. The HI-SCAN 10080 XCT is capable of screening up to 1,800 bags per hour in its approved configuration with a belt speed of 0.5 meters per second. The system offers a large one meter wide tunnel that meets the requirements of high speed in-line baggage handling systems and allows rapid, efficient scanning of larger items. The system is also well positioned for international sales as the market converts to CT level detection for checked baggage.

Smiths Detection HI-SCAN 10080 XCT

We also market our COBRA® brand checkpoint system directly to government agencies, and international airports. Our COBRA checkpoint CT system is the first system to achieve European Civil Aviation Conference Type-D and D+ Standard-2 approval. Standard 2 is the highest European performance standard for threat detection. The COBRA successfully met Standard-2 in Type-D operations, where liquids, aerosols and gels (LAGs) remain inside passenger carry-on bags, and Type D+ operations, where LAGs and complex electronics, such as laptops, remain inside passenger carry-on bags. The COBRA checkpoint CT system has also been approved by the United Kingdom’s Department for Transport as an Advanced Cabin Baggage X-ray system. The COBRA system in its Standard 2 configuration is currently on site at airports in Europe, being tested for operational effectiveness.

COBRA check-point CT system

Other Products

Within our Security Technology segment, we also design and manufacture Rapid DNA Analysis systems. These systems, which we supply to our OEM customer, are designed to rapidly analyze multiple human DNA samples to provide “DNA fingerprints.” The analysis process yields results in about ninety minutes, a significant improvement over conventional technologies. Unlike conventional techniques, which require highly trained personnel working in a laboratory setting, our systems are designed for non-technical users in a variety of environments. These systems, which are being evaluated for adoption, have potential application in fields that benefit from the rapid identification of individuals, including law enforcement, defense, and immigration.

Competition

We are subject to competition based upon product design, performance, pricing, quality and service. We believe that our innovative engineering and product reliability have been important factors in our historical growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances, our products conform to more precise specifications and carry a higher price than similar products manufactured by others.

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

The Ultrasound segment participates in markets primarily focused in urology, surgery, anesthesia and other point-of-care markets. We compete in these markets based on image quality, ease of use, mobility, reliability and flexibility with a robust portfolio of specialized ultrasound transducers. Our competitors are companies and business units of large medical device companies, such as General Electric Corporation, or GE and Koninklijke Philips Electronics N.V., or Philips, that primarily focus on the conventional ultrasound markets, as well as smaller business units of large multi-national companies, such as Hitachi Medical Corporation and Fujifilm that sell under brands such as Aloka and SonoSite in our target markets. We also compete against newer global market entrants such as Mindray Medical International Limited, or Mindray.

In our Security Technology segment, competition is limited due to the high barriers of entry resulting from the cost of developing the design and manufacturing capability of CT technology. Our primary competitors are divisions of a small number of large companies, such as Morpho Detection (formerly GE’s security business), and Science Applications International Corp. (which acquired Reveal Imaging).

Marketing and Distribution

Our Medical Imaging and Security Technology segments directly sell to OEM customers, both domestically and abroad, primarily through our headquarters in the U.S. We also sell products through our subsidiaries in Canada, China, and the U.S.

Our Ultrasound segment globally distributes its products to end users both through a direct sales force and through a network of independent sales representatives and distributors located around the world. Our direct sales force, located in the U.S., Canada, Germany, Belgium, United Kingdom, Italy, and Scandinavia, accounted for approximately 56% of our Ultrasound revenue in fiscal year 2014, generated from product sales, service and application support. Our remaining Ultrasound revenue was generated through a network of generally non-exclusive, independent distributors in more than 60 other countries and sales of transducers to OEM customers both domestically and abroad.

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

Material Customers

We had four customers during fiscal year 2014 and three customers during fiscal years 2013 and 2012, as set forth in the table below, who accounted for 10% or more of our net revenue.

	Year Ended July 31,
	2014	2013	2012
Philips	16%	15%	14%
L-3	11%	12%	12%
Toshiba Corporation (“Toshiba”)	12%	10%	10%
Siemens AG	11%	*	*

Note (*): Total net revenue was less than 10% in this fiscal year.

Philips’, Toshiba’s, and Siemens’ revenues were primarily in the Medical Imaging segment and L-3’s revenue was in the Security Technology segment.

Our ten largest customers as a group accounted for 66%, 68% and 68% of our net product and engineering revenue for fiscal years 2014, 2013 and 2012, respectively.

The following table summarizes the net accounts receivable due from our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of July 31, 2014	As of July 31, 2013
Philips	16%	18%
L-3	16%	16%
Toshiba	11%	*

Note (*): Total net accounts receivable was less than 10% in this fiscal year

Our OEM business involves large customers whose placement of large orders can vary based on timing. Our backlog, which consists of cancellable and non-cancellable orders primarily shippable within twelve months, was $144.0 million and $157.0 million as of July 31, 2014 and 2013, respectively. The decrease in backlog was primarily due to timing of customer orders and fewer engineering projects in our Medical Imaging segment as well as lower balance of high-speed units within our Security Technology segment. These decreases were partially offset by an increase in customer orders within our Ultrasound segment.

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

Patents and Licenses

We hold patents of varying duration issued in the U.S., which cover technologies that we have developed. In many instances, we hold corresponding foreign patents. We regularly file U.S. patent applications and, where appropriate, foreign patent applications. We also file continuations to cover both new and improved methods, apparatus, processes, designs and products.

We rely on a combination of trade secret, copyright and trademark laws, as well as contractual agreements to safeguard our proprietary rights in technology and products. In seeking to limit access to sensitive information to the greatest practical extent, we routinely enter into confidentiality and assignment of invention agreements with each of our employees, and confidentiality agreements with our key customers and vendors.

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

Research and Product Development

Research and product development, or R&D is a significant element of our business. We maintain a constant and comprehensive R&D program directed toward the creation of new products, the improvement and refinement of our present products, and the expansion of their applications. Certain R&D projects are funded by our customers, typically OEM customers, and such funding is generally treated as engineering revenue, with the associated costs classified as engineering cost of sales. The costs of internally-funded R&D efforts are included within operating expenses. We have been increasing our development of base platforms to enable scalable solutions OEMs can bring to market more quickly and with less up-front development costs.

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

The cost of customer-funded R&D, which is classified as engineering cost of sales, amounted to:

	Years Ended July 31,
(in millions)	2014	2013	2012
Customer-funded R&D	$6.9	$20.2	$21.1

The cost of internally-funded R&D included in operating expenses amounted to:

	Years Ended July 31,
(in millions)	2014	2013	2012
Internally-funded R&D	$73.8	$64.0	$57.2

Environment

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.

Employees

As of July 31, 2014, we employed approximately 1,700 employees. A limited number of employees at our Denmark facility are covered by a works council. We consider our relations with our employees to be generally good.

Financial Information about Foreign and Domestic Operations and Export Revenue

Revenues are attributed to countries based on the location of our customers. For OEM sales, our customer’s location may differ from the location of where the ultimate completed systems are sold by the OEM into the market.

	Years Ended July 31,
(in millions)	2014		2013		2012
Net Revenue:
Domestic	$183.8	36%	$209.6	38%	$199.5	39%
Foreign	333.7	64%	340.8	62%	$317.1	61%

Total net revenue	$517.5		$550.4		$516.6

Refer to Note 16 to the notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information regarding our domestic and foreign revenue and long lived assets.

Available Information

Our website address is www.analogic.com. The information on our website is not incorporated by reference into this document and should not be considered to be a part of this document. Our website address is included in this document as an inactive textual reference only.

We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Annual Form SD and amendments to the reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC.

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

A significant portion of our revenue currently comes from a small number of customers. Any decrease in revenue from these customers could harm our operating results.

We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders could have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

We had four customers during fiscal year 2014 and three customers during fiscal years 2013 and 2012, as set forth in the table below, who accounted for 10% or more of our net revenue.

	Year Ended July 31,
	2014	2013	2012
Philips	16%	15%	14%
L-3	11%	12%	12%
Toshiba Corporation (“Toshiba”)	12%	10%	10%
Siemens AG	11%	*	*

Note (*): Total net revenue was less than 10% in this fiscal year.

Philips’, Toshiba’s, and Siemens’ revenues were primarily in the Medical Imaging segment and L-3’s revenue was in the Security Technology segment.

Our ten largest customers as a group accounted for 66%, 68%, and 68% of our net product and engineering revenue for fiscal years 2014, 2013 and 2012, respectively

The following table summarizes the net accounts receivable due from our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of	As of
	July 31,	July 31,
	2014	2013
Philips	16%	18%
L-3	16%	16%
Toshiba	11%	*

Note (*): Total net accounts receivable was less than 10% in this fiscal year

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

We operate in a highly competitive industry. We are subject to competition based on product design, performance, pricing, quality, and service offerings, and we believe our innovative engineering and product reliability have been important factors in our historical growth. While we try to maintain competitive pricing on those products which are directly comparable to products manufactured by others, in many instances our products conform to more precise specifications and may carry a higher price than analogous products manufactured by others.

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

Our business operates primarily within three business segments: Medical Imaging, Ultrasound, and Security Technology. The medical and security technology equipment markets in which our segments operate are subject to changes in technology, pricing, and profit margins and have been historically subject to cyclical downturns characterized by diminished product demand, rapid declines in average selling prices, and production over-capacity. In addition, changes in government policy and regulations relating to the purchase or use of medical and security-related capital equipment could also affect our sales. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting our industry in general or any of our major customers in particular, might adversely affect our operating results.

In Security Technology, our OEM customers’ purchasing dynamics are generally affected by the level of government funding, the expansion and/or upgrade of airport terminals, the timing of government tenders and the fluctuations in airline passenger volume.

Our customers’ or our delay in obtaining or inability to obtain any necessary U.S. or foreign regulatory clearances or approvals for products could have a material adverse effect on our business.

Our products in the Medical Imaging and Ultrasound segments are finished medical devices or are components used by our customers in the production of finished medical devices that are subject to a high level of regulatory oversight. A delay in obtaining or inability to obtain any necessary U.S. or foreign regulatory clearances or approvals for products could have a material adverse effect on our business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, might be withdrawn or modified. Medical devices cannot be marketed in the U.S. without clearance from the U.S. Food and Drug Administration, or FDA. Medical devices sold in the U.S. must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacturing, packaging, storage, and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacturing, sale, and use of medical devices. Medical devices are also subject to approval and regulation by foreign regulatory and safety agencies. Our products must also meet the requirements of these governments and agencies for approval and distribution. As with the U.S., foreign governments or agencies can withdraw or modify their approvals.

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

Our annual and quarterly results could vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock could decline. These factors include:

•	variations in the timing and volume of customer orders;

•	introduction and market acceptance of our customers’ or our own new products;

•	changes in demand for our customers’ or our own existing products;

•	the timing of our expenditures in anticipation of future orders;

•	effectiveness in managing our manufacturing processes;

•	changes in competitive and economic conditions generally in our or our customers’ markets;

•	changes in the cost or availability of components or skilled labor;

•	changes in our effective tax rate;

•	fluctuations in manufacturing yields;

•	foreign currency and commodity price exposures;

•	investor and analyst perceptions of events affecting us, our competitors, and/or our industry; and

•	changes in laws or regulatory requirements affecting the health care or aviation security industries or our products.

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

We source and manufacture certain components and systems outside the U.S., we market and sell products in international markets, and we have established offices and subsidiaries in Europe, Canada, and Asia. Our foreign revenue accounted for 64%, 62%, and 61% of our total net revenue for fiscal years 2014, 2013 and 2012, respectively. There are inherent risks in transacting business internationally, including:

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

We conduct certain manufacturing operations at, and are transitioning additional manufacturing operations to, our facility in Shanghai, China in order to reduce costs and streamline our manufacturing operations. There are administrative, legal, and governmental risks to operating in China that could result in increased operating expenses or could hamper us in the development of our operations in China. The risks from operating in China that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business include, without limitation:

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

As a result of the September 11, 2001, and 1993 World Trade Center terrorist attacks, and the potential for future attacks, product liability insurance coverage for such threats is extremely difficult and costly to obtain. It is possible, subject to the applicability of the Support Anti-terrorism by Fostering Effective Technologies Act of 2002, or SAFETY Act, that if we were found liable following a major act of terrorism, our insurance might not fully cover the claims for damages.

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

In recent years, the healthcare industry has undergone significant changes driven by various efforts to reduce costs, including increased levels of managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. In addition, numerous governments have undertaken efforts to control healthcare costs through legislation and regulation. In the U.S. in March 2010, President Obama signed into law health care reform legislation in the form of the Patient Protection and Affordable Care Act, or PPACA. The PPACA could meaningfully change the way healthcare is developed, marketed and delivered, and may materially impact numerous aspects of our business, results of operations, and financial conditions. The implementation of health care reform and medical cost containment measures in the U.S. and in foreign countries in which we operate could:

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

We have identified transactions involving our Danish subsidiary BK Medical ApS (“BK Medical”) and certain of its distributors with respect to which we have raised questions as to compliance with law, and we may incur ongoing inquiry-related costs and/or governmental sanctions in connection with the matter.

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and have wound down the relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue and that it is reasonably likely that one or both of these entities may seek to impose sanctions and/or penalties on us in connection with a resolution of their inquiries. We are unable to estimate the potential penalties and/or sanctions that may ultimately be assessed. During fiscal year 2014, we incurred inquiry-related costs of approximately $1.4 million in connection with this matter, as compared to $1.2 million in fiscal year 2013.

Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.

We are subject to various environmental regulations. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with environmental regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS and the Waste Electrical and Electronic Equipment Directive, or WEEE enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan, China, Korea and various states of the U.S. may require us to redesign our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, we are monitoring legislation relating to the reduction of carbon emissions from industrial operations to determine whether we may be required to incur any material, additional material costs, or expenses associated with our operations. Our failure to comply with any of the foregoing regulatory requirements could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the U.S. and foreign countries.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of July 31, 2014, we owned or leased the primary facilities described below:

Location	Approximate Sq. Ft.		Principal Use(s)	Principal Segment(s)
Peabody, MA (1)	Owned	514,000	Executive and administrative offices, manufacturing, R&D, customer service, and sales	All segments
State College, PA	Owned	66,000	Administrative offices, manufacturing, R&D, customer service, and sales	Ultrasound
Canton, MA	Leased	33,000	R&D, customer service, and sales	Medical Imaging
Herlev, Denmark (2)	Owned	135,000	Administrative offices, R&D, customer service, and sales	Ultrasound
Shanghai, China (3)	Owned	145,000	Administrative offices, manufacturing, customer service, and sales	Medical Imaging and Ultrasound
Montreal, Canada	Leased	54,000	Administrative offices, manufacturing, R&D, customer service, and sales	Medical Imaging
Vancouver, Canada (4)	Leased	31,000	Administrative offices, manufacturing, R&D, customer service, and sales	Ultrasound

(1)	We own approximately 58 acres of land at this location, which can accommodate future expansion as required.
(2)	We are not currently utilizing all the space of this facility. We have leased a portion of this facility and are currently in process of exploring various uses for the unused space.
(3)	Our Shanghai, China facility, built on leased land, opened in April 2012.
(4)	This property was assumed as part of the acquisition of Ultrasonix in March 2013.

We lease a number of other smaller facilities in locations such as the United Kingdom, Germany, Italy, Sweden and Belgium.

We believe that our existing facilities are generally adequate to meet our current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed. Refer to Note 12 to the Consolidated Financial Statements included in this report for further information concerning certain leases.

Item 3.	Legal Proceedings

For a discussion of legal matters as of July 31, 2014, please read Note 11 to the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated into this item by reference.

Item 4.	Mine Safety Disclosure

Not applicable.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position	Date Since Office Has Been Held
James W. Green	56	President and Chief Executive Officer	2007
Michael L. Levitz	41	Senior Vice President, Chief Financial Officer, and Treasurer	2009
John J. Fry	52	Senior Vice President, General Counsel, and Secretary	2007
Mervat Faltas	62	Senior Vice President and General Manager Medical Imaging Business	2010
Farley Peechatka Jr.	52	Senior Vice President and General Manager Ultrasound Segment	2011

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

Our common stock trades on the NASDAQ Global Select Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period indicated in the table below:

Fiscal Year	High	Low
2014
First Quarter	$96.30	$70.91
Second Quarter	98.00	82.36
Third Quarter	99.97	74.77
Fourth Quarter	80.33	65.63

2013
First Quarter	$84.71	$62.49
Second Quarter	79.85	66.05
Third Quarter	81.55	71.64
Fourth Quarter	82.87	68.86

As of August 31, 2014, there were approximately 617 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record. Our board of directors declared cash dividends of $0.10 per share for each of the quarters of fiscal years 2014 and 2013. We intend to pay a regular quarterly cash dividend subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, and other factors that our board of directors may deem relevant. Our policy is to retain sufficient earnings to provide funds for the operation and expansion of our business.

The following table contains information about our purchases of our equity securities during the three months ended July 31, 2014.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
5/1/2014-5/31/2014	25,208	$74.39	25,208	$1,152
6/1/2014-6/30/2014	18,795	71.81	18,100	29,779
7/1/2014-7/31/2014	33,002	76.10	15,808	28,575

Total	77,005	$74.06	59,116	$28,575

(1)	Includes 695 and 17,194 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in June and July 2014, respectively. For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.
(2)	During the fourth quarter of fiscal year 2014, we repurchased 59,116 shares of our common stock in open-market transactions for $4.4 million at an average purchase price of $74.06 per share. During the fourth quarter of fiscal year 2014, 40,433 shares were purchased under the repurchase program authorized by our board of directors that was publicly announced on December 8, 2011 and 18,683 shares were purchased under the repurchase program of up to $30.0 million of our common stock authorized by our board of directors that was publicly announced on June 3, 2014. The repurchase programs do not have a fixed expiration date.

Comparison of Five-Year Cumulative Total Returns

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Center for Research in Security Prices of the University of Chicago, or CRSP, Total Return Index for the NASDAQ Stock Market (US Companies), the Russell 2000 Index, and the CRSP Total Return Index for all NASDAQ stocks with SIC Codes related to our business in the areas of measuring instruments, photo goods, medical goods, optical goods, and timepieces. The graph assumes $100 invested on July 31, 2009, in our common stock and $100 invested at that time in each of the indexes. The comparison assumes that all dividends are reinvested.

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

	(In millions, except share and per share data)
	Years Ended July 31,
	2014	2013	2012	2011	2010
Total net revenue	$517.5	$550.4	$516.6	$473.6	$414.8
Total cost of sales	297.8	333.7	323.4	300.6	266.9
Gross profit	219.7	216.7	193.2	173.0	147.9
Income from operations (A)	29.1	45.4	40.0	20.7	21.3
Income from continuing operations (B)	34.5	31.1	43.1	16.6	15.8
Income (loss) from discontinued operations, net of tax	—	—	—	0.3	(0.2)
Gain on disposal of discontinued operations, net of tax (C)	—	—	—	0.9	—

Net income	$34.5	$31.1	$43.1	$17.8	$15.6

Basic net income per share:
Income from continuing operations	$2.78	$2.54	$3.51	$1.33	$1.26
Income (loss) from discontinued operations, net of tax	—	—	—	0.02	(0.02)
Gain on disposal of discontinued operations, net of tax	—	—	—	0.08	—

Basic net income per share	$2.78	$2.54	$3.51	$1.43	$1.24

Diluted net income per share:
Income from continuing operations	$2.72	$2.48	$3.42	$1.33	$1.25
Income (loss) from discontinued operations, net of tax	—	—	—	0.02	(0.02)
Gain on disposal of discontinued operations, net of tax	—	—	—	0.07	—

Diluted net income per share	$2.72	$2.48	$3.42	$1.42	$1.23

Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40
Weighted average shares outstanding (000’s):
Basic	12,404	12,247	12,265	12,491	12,584
Diluted	12,667	12,569	12,576	12,572	12,655
Cash, cash equivalents and marketable securities	$114.5	$113.0	$187.0	$169.7	$169.3
Working capital	289.3	269.5	308.9	294.4	281.7
Total assets	614.3	587.8	558.0	521.6	485.8
Long-term liabilities	17.2	10.5	11.7	9.3	6.7
Stockholders’ equity	512.6	486.4	446.3	423.5	409.0

(A)	In fiscal year 2014, we recorded acquisition-related expenses of approximately $8.7 million associated with the acquisition of Ultrasonix, which includes $7.8 million of amortization of acquired intangibles. During fiscal year 2014, we also recorded pre-tax restructuring charges of $2.9 million under the fiscal year 2014 restructuring plan primarily for severance and personnel related costs for 48 involuntarily terminated employees and $0.6 million in relation to the fiscal year 2013 restructuring plan primarily for facility exit costs, all of which were recognized in our Consolidated Statement of Operations under restructuring.

In fiscal year 2013, we recorded $5.6 million of acquisition-related expenses associated with the acquisition of Ultrasonix which includes $3.9 million of amortization of acquired intangibles. During fiscal year 2013, we also recorded pre-tax restructuring charges of $3.5 million primarily for severance and personnel related costs for 115 involuntarily terminated employees and facility exit costs, all of which were recognized in our Consolidated Statement of Operations under restructuring.

There were no restructuring charges in fiscal year 2012. In fiscal year 2011, we recorded a pre-tax restructuring charge of $7.1 million primarily for severance and personnel related costs for 155 employees that were involuntarily terminated, all of which were recognized in our Consolidated Statement of Operations under restructuring. Also, in fiscal year 2011, we recorded a net of tax bargain purchase gain of $1.0 million in operating expenses related to the acquisition of an OEM ultrasound transducer and probe business in November 2010.

(B)	In fiscal year 2014, we received certain discrete tax benefits totaling $8.8 million associated with a change in classification of our Canadian operations. Further discrete tax benefits recognized amounted to $3.8 million, of which $1.1 million related to reversal and remeasurement of reserves as a result of a favorable IRS tax audit and $2.7 million associated with a US tax benefit for historical currency losses incurred as a result of operating offshore in a non-functional currency. We also recorded a loss on investments in PocketSonics of $0.5 million resulting from the acquisition of PocketSonics on September 20, 2013.

In fiscal year 2012, we recorded a gain on the sale of other investments on a pre-tax basis of $2.5 million related to the sale of our remaining 25% equity interest in a China-based affiliate. In addition, during fiscal year 2012, we received a refund of $12.0 million as a result of the completion of an U.S. Internal Revenue Service, or IRS, audit of U.S. Federal income tax returns for the fiscal years ended July 31, 2003, 2005 and 2008. The refund was largely the result of Federal research and experimentation credits that carryover from the fiscal years 1991 through 2000 into the audited returns. We recorded a tax benefit for this refund, including the related interest, in the Consolidated Statement of Operations of $10.0 million in fiscal year 2012. Related to the refund and interest were contingent professional fees of $2.7 million that were recorded in general and administrative expenses in the Consolidated Statement of Operations in fiscal year 2012. In connection with the conclusion of the IRS audit, we recorded a benefit from the reversal and re-measurement of related tax reserves of $2.3 million in the Consolidated Statement of Operations in fiscal year 2012.

(C)	In fiscal year 2011, we recorded a gain of $0.9 million, net of taxes, in discontinued operations, for the sale of our hotel.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Management’s Discussion and Analysis is presented in seven sections as follows:

•	Business Overview

•	Fiscal Year 2014 Financial Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Impact of Investigation Regarding our Danish Subsidiary

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

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

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery (including robotic assisted surgery), anesthesia and point-of-care markets.

•	Security Technology includes advanced threat detection CT systems utilizing our expertise in advanced imaging technology, primarily used in the checked baggage screening at airports worldwide.

The following table sets forth the percentage of total net revenue by reporting segment for fiscal years 2014, 2013 and 2012.

	Years Ended July 31,
	2014	2013	2012
Medical Imaging	57%	58%	59%
Ultrasound	30%	27%	29%
Security Technology	13%	15%	12%

Total net revenue	100%	100%	100%

Fiscal Year 2014 Financial Highlights

The following table is a summary of our financial results for the fiscal years ended July 31, 2014 and 2013. This summary is not a substitute for the detail provided in the following pages or the audited Consolidated Financial Statements and notes that appear elsewhere in this document.

	Years Ended July 31,		Percentage Change
(in millions, except per share amounts)	2014	2013
Total net revenue	$517.5	$550.4	-6%
Gross profit	$219.7	$216.7	1%
Gross margin	42.4%	39.4%
Income from operations	$29.1	$45.4	-36%
Operating margin	5.6%	8.2%
Net income	$34.5	$31.1	11%
Diluted net income per share	$2.72	$2.48	10%

During fiscal year 2014 our total net revenue decreased by 6% as compared to the prior year due primarily to declines in sales in our Security Technology and Medical Imaging segments of 15% and 7% respectively, offset by growth in sales in our Ultrasound segment of 2% in fiscal year 2014.

Gross profit and gross margin improved in fiscal year 2014 versus the prior year due to a shift in mix from lower margin OEM product and engineering revenues to higher margin direct sales within the Ultrasound business, higher average selling prices in the period, and more efficient manufacturing operations in Shanghai, China and Montreal, Canada. These gross margin improvements were partially offset by the amortization of fair value step-up adjustments to inventory associated with our March 2013 acquisition of Ultrasonix.

Income from operations decreased 36% in fiscal year 2014 from the prior year due primarily to the 6% decline in our revenues and the increase in operating expenses on lower customer-funded engineering projects and the full year effect of the acquisition of Ultrasonix. This was partially offset by gross profit margin improvement along with cost reduction actions taken during the fiscal year.

During fiscal year 2014, we incurred pre-tax restructuring charges of $3.5 million, of which $2.9 million was primarily related to severance and personnel related costs of 48 involuntarily terminated employees under the 2014 restructuring plan, all of which were recognized in our Consolidated Statement of Operations under restructuring.

During September 2013, we acquired all of the remaining stock of PocketSonics, a privately held ultrasound technology company based in Charlottesville, Virginia. The purchase price included base consideration of $11.1 million paid in cash at closing, fair value of contingent consideration of $1.9 million, and revaluation of the initial equity investment. We undertook this acquisition to further strengthen our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

Net Revenue

Product Revenue

Product revenue for fiscal year 2014 as compared with fiscal year 2013 is summarized in the table below.

	Years Ended July 31,		Percentage Change
(in millions)	2014	2013
Product Revenue:
Medical Imaging	$291.3	$305.6	-5%
Ultrasound	152.3	149.6	2%
Security Technology	65.9	71.6	-8%

Total product revenue	$509.5	$526.8	-3%

Medical Imaging

During fiscal year 2014, our Medical Imaging product revenue decreased $14.3 million versus the prior comparable period, of which $13.6 million resulted from the exit of our legacy patient monitoring product line at the end of fiscal year 2013.

Ultrasound

During fiscal year 2014, our Ultrasound product revenue increased $2.7 million versus the prior year comparable period mainly driven by higher sales in our direct sales channel, including our primary markets of urology and surgery as well as expansion in the point-of-care market following our March 2013 acquisition of Ultrasonix. Revenue from products acquired in the acquisition of Ultrasonix represented $23.7 million and $10.1 million for the fiscal year 2014 and fiscal year 2013, respectively. These increases in sales in our direct channel were largely offset by $9.0 million in lower OEM Ultrasound probe sales during fiscal year 2014 and fulfillment delays related to order timing.

Security Technology

During fiscal year 2014, our Security Technology product revenue decreased $5.7 million versus the prior year comparable period primarily driven by fewer sales of high-speed threat detection systems largely on delays in government tenders outside the U.S., partially offset by greater demand for medium-speed threat detection systems primarily for the U.S. market.

Engineering Revenue

Engineering revenue for fiscal year 2014 as compared with fiscal year 2013 is summarized in the table below.

	Years Ended July 31,		Percentage Change
(in millions)	2014	2013
Engineering Revenue:
Medical Imaging	$4.3	$13.0	-67%
Ultrasound	0.2	0.2	—
Security Technology	3.5	10.4	-66%

Total engineering revenue	$8.0	$23.6	-66%

Our business model includes customer-funded engineering projects that integrate our core technologies within our customer’s product portfolios. These projects vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Medical Imaging

The $8.7 million decrease in engineering revenue for the fiscal year 2014 versus the prior year comparable periods was due primarily to winding down of certain customer-funded engineering projects as products complete the development phase prior to movement into production. In addition, we have been increasing our development of base platforms to enable scalable solutions that OEMs can bring to market more quickly and with less up-front development cost. This has resulted in an increase in our product gross margin but a corresponding decrease in customer-funded engineering projects.

Security Technology

The $6.9 million decrease in engineering revenue for the fiscal year 2014 versus the prior year comparable periods was due primarily to the timing of customer-funded engineering projects.

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2014, as compared with fiscal year 2013, is summarized in the table below.

	Years Ended July 31,		Percentage Change
(in millions)	2014	2013
Product gross profit	$218.6	$213.3	2.5%
Product gross margin	42.9%	40.5%

The improvement in product gross margin during fiscal year 2014 versus the prior year comparable period was due primarily to a shift in product mix from lower margin OEM sales to higher margin direct sales within the Ultrasound business, higher average selling prices in the period, and more efficient manufacturing operations in Shanghai, China and Montreal, Canada. Gross margin also improved in fiscal year 2014 due to lower purchase accounting fair value adjustments to inventory associated with our March 2013 acquisition of Ultrasonix.

Engineering Gross Margin

Engineering gross margin for fiscal year 2014, as compared with fiscal year 2013, is summarized in the table below.

	Years Ended July 31,		Percentage Change
(in millions)	2014	2013
Engineering gross profit	$1.1	$3.4	-67.6%
Engineering gross margin	13.8%	14.4%

The decrease in engineering gross profit in fiscal year 2014 versus the prior year comparable period was a result of lower engineering revenue as customer-funded engineering projects completed the development phase before moving into production. Engineering gross margin remained consistent compared to the prior year comparable period.

Operating Expenses

Operating expenses are summarized as follows:

	Years Ended July 31,		Percentage of Net Revenue
(in millions)	2014	2013	2014	2013
Operating Expenses:
Research and product development	$73.8	$64.0	14.3%	11.6%
Selling and marketing	59.2	51.3	11.4%	9.3%
General and administrative	54.1	52.5	10.4%	9.6%
Restructuring	3.5	3.5	0.7%	0.6%

Total operating expenses	$190.6	$171.3	36.8%	31.1%

Operating expenses for the fiscal year 2014 increased $19.3 million, or 11.3% versus the prior year comparable period.

Research and product development expenses increased $9.8 million during fiscal year 2014 versus the prior year comparable period due to the reduction in customer-funded engineering projects, which resulted in an increase of $7.1 million in expenses. Additionally, $2.5 million is attributable to incremental engineering expenses resulting from our March 2013 acquisition of Ultrasonix and $0.7 million is attributable to severance during the period as we decreased our headcount and related expenses during fiscal year 2014 to align our resources with expected customer funded engineering requirements.

Selling and marketing expenses increased $7.9 million during fiscal year 2014 versus the prior year comparable period due primarily to $9.2 million of incremental point-of-care sales and marketing expenses resulting from our March 2013 acquisition of Ultrasonix, offset by a reduction in performance-based compensation expense.

General and administrative expenses increased by $1.6 million during fiscal year 2014 versus the prior year comparable period primarily due to general and administrative expenses of $1.2 million attributable to the inclusion of Ultrasonix in our operating results, approximately $1.4 million of incremental depreciation expense and $1.3 million in incremental accounting and legal costs (including $0.2 million of incremental BK Medical inquiry costs). These increases were partially offset by a reduction of $2.4 million in performance-based compensation expense.

Fiscal Year 2014 Restructuring Plan – During the fourth quarter of fiscal year 2014, we incurred pre-tax charges of $2.9 million, primarily relating to severance and personnel related costs for 48 involuntarily terminated employees associated with restructuring activities, including optimization of our operations in Peabody, Massachusetts, which are recognized in our Consolidated Statement of Operations under restructuring. The $2.9 million charge was recorded in the operating results of our Medical Imaging, Ultrasound, and Security Technology segments, with charges of $1.9 million, $0.5 million and $0.5 million, respectively.

Fiscal Year 2013 Restructuring Plan – During fiscal year 2013, we completed our acquisition of (i) all of the issued and outstanding shares of capital stock of Ultrasonix Medical Corporation, a Nevada corporation, and customer lists and intangibles related solely to sales destined to the U.S. and (ii) all of the outstanding equity securities of Ultrasonix Medical Corporation, which we refer to as Ultrasonix, a privately held company located in Vancouver, Canada, pursuant to a “plan of arrangement” under Canadian law. Ultrasonix is a supplier of advanced ultrasound systems for point-of-care and general imaging applications with over 5,000 systems installed worldwide. We undertook the acquisition to accelerate our expansion into the point-of-care ultrasound market. The purchase price, net of cash acquired, of $79.9 million, was finalized in July 2013. During fiscal year 2013, we incurred pre-tax charges of $3.5 million, primarily relating to severance and personnel related costs of 115 involuntarily terminated employees, as well as for facility exit costs associated with restructuring activities, including the consolidation of manufacturing and certain support activities currently conducted at the Ultrasonix facility in Vancouver, into operations at our existing facilities, closure of the Ultrasonix sales subsidiary in Paris, France, the transition costs associated with the planned closure of our Englewood, Colorado facility, as we consolidated manufacturing and development activities into our State College, Pennsylvania facility, and optimization of our operations in Montreal, Canada and Peabody Massachusetts, all of which were recognized in our Consolidated Statement of Operations under restructuring. Our pre-tax charges were included in the operating results of our Medical Imaging segment, Ultrasound segment and Security Technology segment. During fiscal year 2014, we incurred an additional $0.6 million restructuring and related charges with respect to the fiscal year 2013 restructuring plan related to facility exit costs. Of the total pre-tax charges of $0.6 million, we incurred $(0.2) million, $0.9 million, and $(0.1) million included in the operating results of our Medical Imaging, Ultrasound and Security Technology segments, respectively.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Years Ended July 31,
(in millions)	2014	2013
Medical Imaging	$1.7	$1.1
Ultrasound	$1.4	2.2
Security Technology	$0.4	0.2

Restructuring and related charges	$3.5	$3.5

Other Expense, Net

	Years Ended July 31,
(in millions)	2014	2013
Other expense, net:
Interest income, net	$0.3	$0.4
Loss on investment	$(0.5)	—
Other	$0.1	(1.7)

Total other expense, net	$(0.1)	$(1.3)

Total other expenses, net during fiscal year 2014 was primarily comprised of interest income, net, of $0.3 million and the recognition of a $0.5 million loss related to our 10% pre-acquisition equity interest in PocketSonics recognized upon the completion of the acquisition of the remaining equity in PocketSonics in September 2013. Please refer to Note 3. Business Combinations to our Consolidated Financial Statements included in this report for further information about this acquisition.

Total other expenses, net during fiscal year 2013 predominantly comprised of $1.5 million of foreign currency transaction exchange losses primarily by our foreign subsidiaries in Denmark and China.

Provision for Income Taxes

The following table presents the provision for income taxes and our effective tax rate for the fiscal years ended July 31, 2014 and 2013:

	Years Ended July 31,
(in millions)	2014	2013
(Benefit from) provision for income taxes	$(5.4)	$13.0
Effective tax rate	-19%	29%

Our effective income tax rate is based upon the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for tax consequences, benefits, resolutions of tax audits, other tax contingencies or other discrete items.

Our effective tax rate before discrete items for fiscal year 2014 is lower than the statutory rate of 35%, primarily due to lower foreign tax rates and tax credits in the U.S. and Canada. The tax provision for fiscal year 2014 includes certain discrete tax benefits totaling $12.9 million. The discrete tax benefit for fiscal year 2014 consists primarily of a reduction in a net deferred tax liability of $8.8 million associated with a change in classification of our Canadian operations, a $2.7 million benefit associated with a U.S. deduction for historical currency losses incurred as a result of operating offshore in a non-functional currency, and a $1 million reduction in uncertain tax positions primarily associated with federal tax credits for research and development, or R&D credits, following the conclusion of an Internal Revenue Service, or IRS, review for fiscal year 2009, along with $0.4 million of other items.

The effective tax rate for fiscal year 2013 was lower than the statutory rate of 35% due primarily to the reversal of tax reserves on U.S. federal and state tax returns as a result of the expiration of applicable statutes of limitations of $0.6 million including interest, the impact from retroactive extension of the U.S. R&D credit of $0.5 million, ongoing benefits of U.S. R&D credits, U.S. deductions for manufacturing activity, and lower foreign tax rates as compared to the U.S. statutory rate of 35%.

Net Income and Diluted Net Income Per Share

Net income and diluted net income per share from operations for fiscal years 2014 and 2013 were as follows:

	Years Ended July 31,
(In millions except per share data)	2014	2013
Net Income	$34.5	$31.1
% of net revenue	6.7%	5.7%
Diluted net income per share	$2.72	$2.48

The increase in net income for fiscal year 2014 versus the prior year was due to a net tax benefit from income taxes in fiscal year 2014 as compared to fiscal year 2013, which offset lower income from operations during the period due to a decrease in customer-funded engineering projects and an increase in operating expenses resulting from the fiscal year 2013 acquisition of Ultrasonix.

Fiscal Year 2013 Compared to Fiscal Year 2012

Net Revenue

Product Revenue

Product revenue for fiscal year 2013 as compared with fiscal year 2012 is summarized in the table below.

(in millions)	Years Ended July 31,		Percentage Change
	2013	2012
Product Revenue:
Medical Imaging	$305.6	$290.7	5%
Ultrasound	149.6	151.2	-1%
Security Technology	71.6	52.8	35%

Total product revenue	$526.8	$494.7	6%

Medical Imaging

During fiscal year 2013, as compared to the prior year, product revenue increased $14.9 million largely due to growing global demand for high-power MRI subsystems. Product revenue from our other product lines in this segment were flat overall compared to the prior year, as a slight decrease in CT sales was offset by increased sales of our mammography detectors.

Ultrasound

During fiscal year 2013, as compared to the prior year, product revenue decreased $1.6 million on lower OEM transducer sales, partially offset by higher sales through our direct sales channel. Sales in our direct channel included $10.1 million of revenue from our Ultrasonix products following the March 2, 2013 acquisition of Ultrasonix. Apart from the incremental revenues following the Ultrasonix acquisition, revenue in our direct channel was lower as compared to the prior year due to weakness in the ultrasound market as well as the temporary sales force disruption related to our continued sales force expansion as well as channel integration following the acquisition of Ultrasonix.

Security Technology

During fiscal year 2013, as compared to the prior year, product revenue increased $18.8 million due to strong shipments of high-speed threat detection systems as demand for CT-based explosives threat detection grew outside the U.S. These shipments included both increased sales of high-speed systems to L-3 as well as initial shipments of high-speed systems to Smiths following regulatory approval in fiscal year 2013 of their high-speed system incorporating our CT-based detection technology.

Engineering Revenue

Engineering revenue for fiscal year 2013 as compared with fiscal year 2012 is summarized in the table below.

(in millions)	Years Ended July 31,		Percentage Change
	2013	2012
Engineering Revenue:
Medical Imaging	$13.0	$11.1	17%
Ultrasound	0.2	—	n/a
Security Technology	10.4	10.8	-3%

Total engineering revenue	$23.6	$21.9	8%

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

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2013, as compared with fiscal year 2012, is summarized in the table below.

	Years Ended July 31,		Percentage Change
(in millions)	2013	2012

Product gross profit	$213.3	$192.4	10.9%
Product gross margin	40.5%	38.9%

Product gross profit increased significantly in fiscal year 2013, versus the prior year comparable period, due to higher volume along with global manufacturing process and cost improvements in all three of our business segments. The increased product gross profit was driven by increased gross profit of $12.5 million on higher product revenue, lower scrap and production rework costs from improved vendor component quality inspection process in our digital mammography product line of approximately $4.1 million, lower manufacturing costs following the consolidation of our manufacturing operations of approximately $3.9 million, and cost savings of approximately $3.0 million as we ramp up production at our lower cost Shanghai operation, which opened in the latter half of fiscal 2012. Partially offsetting the lower costs were the amortization of intangible assets and the fair value inventory step-up adjustment of $3.0 million relating to our acquisition of Ultrasonix.

Engineering Gross Margin

Engineering gross margin for fiscal year 2013 as compared with fiscal year 2012 is summarized in the table below.

	Years Ended July 31,		Percentage Change

(in millions)	2013	2012
Engineering gross profit	$3.4	$0.8	328.1%
Engineering gross margin	14.4%	3.6%

The increase in the engineering gross margin in fiscal year 2013, versus the prior year comparable period was primarily due to the mix of engineering projects worked on during each period as well as the impact of performance-based equity and cash incentive compensation, directly related to changes in operating results.

Operating Expenses

Operating expenses are summarized as follows:

	Years Ended July 31,		Percentage of Net Revenue
(in millions)	2013	2012	2013	2012
Operating Expenses:
Research and product development	$64.0	$57.2	11.6%	11.1%
Selling and marketing	51.3	44.2	9.3%	8.6%
General and administrative	52.5	51.8	9.6%	10.0%
Restructuring	3.5	—	0.6%	0.0%

Total operating expenses	$171.3	$153.2	31.1%	29.7%

Operating expenses for the fiscal year 2013 increased $18.1 million, or 11.8% versus the prior year comparable period.

Research and product development expenses increased in fiscal year 2013, versus the prior year comparable period, primarily due to approximately $5.3 million of incremental internal and contract personnel related expenses on internally-funded research and product development projects, and the addition of approximately $1.5 million of research and development costs from Ultrasonix following the March 2013 acquisition.

Selling and marketing expenses increased in fiscal year 2013, versus the prior year comparable period, primarily as a result of the acquisition of Ultrasonix in March 2013. The acquisition of Ultrasonix added approximately $5.3 million of selling and marketing expenses in fiscal year 2013. We also added selling and marketing expenses of approximately $1.7 million related to expansion of our existing sales force in North America.

General and administrative expenses increased in fiscal year 2013, versus the prior year comparable period, due primarily to approximately $1.1 million of partial-year operating expenses in the Ultrasonix Vancouver, Canada facility following the March 2013 acquisitions, $1.2 million of acquisition-related expenses, $1.0 million of incremental audit costs, and $0.4 million associated with the medical device tax under the Patient Protection and Affordable Care Act that went into effect in fiscal year 2013, partially offset, by a decrease of approximately $2.7 million in contingent consulting related to the income tax refund and related interest received in fiscal year 2012.

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

During fiscal year 2013, we incurred pre-tax charges of $3.5 million, primarily relating to severance and personnel related costs of 115 employees that were involuntarily terminated, the Ultrasonix manufacturing consolidation, the transition costs to begin the closure of the Englewood facility, optimization of our global operations and other charges under our approved plan of restructuring, all of which were recognized in our consolidated statement of operation under restructuring in fiscal year 2013.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Years Ended July 31,
(in millions)	2013	2012
Medical Imaging	$1.1	$—
Ultrasound	2.2	—
Security Technology	0.2	—

Restructuring and related charges	$3.5	$—

Other (Expense) Income, Net

	Years Ended July 31,

(in millions)	2013	2012
Other (expense) income, net:
Interest income, net	$0.4	$0.5
Gain on sale of investments	—	2.5
Other	(1.7)	1.2

Total other (expense) income, net	$(1.3)	$4.2

Total other expense, net in fiscal year 2013 consisted primarily of foreign currency transaction exchange losses by our foreign subsidiaries of $1.5 million.

Total other income, net in fiscal year 2012 consisted of income of approximately $0.4 million from the resolution of obligations for a former facility in the third quarter of fiscal year 2012. The gain on sale of other investments in fiscal year 2012 of $2.5 million was from the sale of our 25% equity interest in our China-based affiliate. The book value of this investment was written down to $0 in fiscal year 2006. The other income of $1.2 million consisted primarily of foreign currency transaction exchange gains by our foreign subsidiaries.

Provision for Income Taxes

	Years Ended July 31,
(in millions)	2013	2012
Provison for income taxes	$13.0	$1.1
Effective tax rate	29%	3%

Our effective income tax rate is based upon the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for tax consequences, benefits, resolutions of tax audits, tax contingencies or other discrete items.

The effective tax rate for fiscal year 2013 was lower than the statutory rate of 35% due primarily to the reversal of tax reserves on U.S. federal and state tax returns as a result of the expiration of applicable statutes of limitations of $0.6 million including interest, the one-time impact from retroactive extension of the U.S. R&D credit of $0.5 million, ongoing benefits of U.S. R&D credits, U.S. deductions for manufacturing activity, and lower foreign tax rates as compared to the U.S. statutory rate of 35%.

The effective tax rate for fiscal year 2012 of 3% was due primarily to a discrete benefit of $10.0 million from the receipt of an IRS tax refund, including the related interest, and reversal and re-measurement of related tax reserves of $2.3 million. The decrease in the effective rate in fiscal year 2012 was partially offset by the unfavorable impact of the expiration of the U.S. R&D credit on December 31, 2011.

Net Income and Diluted Net Income Per Share

Net income and diluted net income per share for fiscal years 2013 and 2012 were as follows:

	Years Ended July 31,
(in millions except per share data)	2013	2012
Net Income	$31.1	$43.1
% of net revenue	5.7%	8.3%
Diluted net income per share	$2.48	$3.42

The decrease in net income for fiscal year 2013 versus the prior year comparable period was primarily due to income in fiscal year 2012 related to the benefit from an IRS refund of $7.3 million, net of associated costs, and a pre-tax gain of $2.5 million from sale of an equity investment in fiscal year 2012, which offset improvements in our operating results in fiscal year 2013.

Liquidity and Capital Resources

Key liquidity and capital resources information is summarized in the table below.

(in millions)	July 31, 2014	July 31, 2013	Percentage Change
Cash and cash equivalents (A)	$114.5	$113.0	1%
Working capital	$289.3	$269.5	7%
Stockholders’ equity	$512.6	$486.4	5%

(A)	Includes approximately $57.9 million and $49.7 million of cash and cash equivalents held outside the U.S. as of July 31, 2014 and 2013, respectively.

The increase in cash and cash equivalents from July 31, 2013 to July 31, 2014 was due primarily to net income during the period and the collection of receivables which was partially offset by the net cash payment of $10.6 million for the acquisition of PocketSonics in September 2013 and purchases of property, plant and equipment of $17.5 million, from existing cash on hand. The increase in stockholder’s equity from July 31, 2013 to July 31, 2014 was primarily driven by recorded net income in the period.

Cash and cash equivalents at July 31, 2014 and July 31, 2013 primarily consisted of demand deposits at highly rated banks and financial institutions. We believe that our cash equivalents were appropriately valued at July 31, 2014 and July 31, 2013 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2014, due to the short-term maturities of these instruments.

We have revolving credit facilities of up to $104 million available for direct borrowings. We did not have any borrowings outstanding under these credit facilities as of July 31, 2014 and 2013. For further details surrounding the revolving credit facilities, please refer to the Commitments, Contractual Obligations and Off-Balance Sheet Arrangements section.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Years Ended July 31,
(in millions)	2014	2013	2012
Net cash provided by operating activities	$47.9	$41.4	$73.7
Net cash used for investing activities	(28.5)	(104.7)	(27.9)
Net cash used for financing activities	(18.2)	(12.1)	(26.5)
Effect of exchange rate changes on cash	0.3	1.4	(1.9)

Net increase (decrease) in cash and cash equivalents	$1.5	$(74.0)	$17.4

Operating activities

The cash flows provided by operating activities during fiscal year 2014 primarily reflects our net income of $34.5 million, non-cash charge for depreciation and amortization of $22.1 million, and decrease in accounts receivable of $6.6 million, offset by an increase in inventory of $12.3 million related to increase in safety stock as we consolidate our manufacturing operations following the acquisition of Ultrasonix and support new product launches.

The cash flows provided by operating activities in fiscal year 2013 primarily reflects our net income of $31.1 million, non-cash charges for depreciation and amortization expenses of $17.3 million and increase in net working capital. The increase in working capital from fiscal year 2012 to fiscal year 2013 was mainly due to an increase in accounts receivable of $10.5 million due primarily to higher sales volumes in the three months ended July 31, 2013 as compared to the same period of fiscal year 2012, increase in inventory of $2.1 million from our acquisition of Ultrasonix and increase in accounts payable of $12.0 million.

The cash flows provided by operating activities in fiscal year 2012 primarily reflects our net income of $43.1 million, non-cash charges for depreciation and amortization of $17.8 million and net decrease in working capital of $2.5 million. Also contributing to the increase was a tax refund of $12.0 million.

Investing activities

The net cash used for investing activities during fiscal year 2014 was primarily driven by the acquisition of PocketSonics, net of cash acquired, of $10.6 million as well as purchases of property, plant and equipment of $17.5 million. Our capital expenditures are primarily related to infrastructure and test equipment investments to support our growth, but are lower as compared to the last two fiscal years due to the completion of infrastructure investments associated with our facilities in State College, Pennsylvania and Shanghai, China.

The net cash used for investing activities in fiscal year 2013 was driven by our March 2013 acquisition of Ultrasonix of $79.3 million and purchases of property, plant, and equipment of $25.6 million for our facility in State College, Pennsylvania, as well as global manufacturing and test capacity and other infrastructure investments to support our growth.

The net cash used for investing activities in fiscal year 2012 was due primarily to purchases of property, plant, and equipment of $30.6 million, of which approximately $15.6 million relates to the construction of our manufacturing facility in Shanghai, China and the purchase of a facility in State College, Pennsylvania. The capital spending was partially offset by the proceeds of $2.5 million received from the sale of our 25% equity interest in our China-based affiliate during fiscal year 2012.

Financing activities

The net cash used for financing activities during fiscal year 2014 primarily reflected $15.0 million used to repurchase common stock, $7.7 million of shares surrendered for taxes paid related to vested employee restricted stock, and $5.0 million of dividends paid to shareholders. This was partially offset by the cash received associated with the exercise of stock options and the employee stock purchase plan of $5.4 million.

The net cash used for financing activities in fiscal year 2013 primarily reflects $7.9 million used to repurchase common stock, $4.7 million of shares surrendered for taxes paid related to vested employee restricted stock, and $5.1 million of dividends paid to shareholders, partially offset by $4.7 million of proceeds related to the issuance of stock primarily from the exercise of employee stock options and $2.1 million excess tax benefit from share-based compensation.

The net cash used for financing activities in fiscal year 2012 primarily reflected $23.3 million used to repurchase common stock and $5.0 million of dividends paid to stockholders.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations at July 31, 2014, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

(in millions)
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$6.7	$2.6	$1.4	$0.9	$0.6	$0.6	$0.6
Purchasing obligations	60.1	59.8	0.3	—	—	—	—
Pension	5.0	0.3	0.4	0.4	0.4	0.4	3.1

Total Contractual Obligations	$71.8	$62.7	$2.1	$1.3	$1.0	$1.0	$3.7

Restructuring

During fiscal year 2014 and fiscal year 2013, we incurred restructuring charges for improving our operational effectiveness to better leverage core competencies across the business. For a more detailed description of our restructuring efforts, including our plan to consolidate facilities, please refer to Note 4 to the Consolidated Financial Statements included in this report.

Related Party Transactions

On July 25, 2011, we entered into an agreement to sell our 25% interest in a China-based affiliate for $2.5 million. The book value of the interest in the China-based affiliate was written down to $0 in fiscal year 2006, and we, upon final approval of the transaction by the Chinese government and receipt of the proceeds, recorded a gain on sale of other investments of $2.5 million in fiscal year 2012. Sales to this China-based affiliate were $0 for fiscal year 2012.

In April 2010, we invested $1.9 million in PocketSonics, a start-up company with proprietary ultrasound technology. Prior to our acquisition of the remaining equity of PocketSonics, we expensed $0.9 million and $1.5 million for engineering services from this start-up company during fiscal years 2013 and 2012, respectively. See Note 3 Business Acquisitions for further discussion.

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

The Credit Agreement limits our ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis. In addition, the Credit Agreement requires us to maintain the following financial ratios:

•	A leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters EBITDA of no greater than 2.75:1.00 at any time; and

•	An interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated interest charges of no less than 3.00:1.00 at any time.

At July 31, 2014, our leverage ratio was 0.003 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of July 31, 2014, we were in full compliance with all financial and operating covenants.

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

We currently have approximately $4.4 million in other revolving credit facilities with banks available for direct borrowings. We did not have any borrowings outstanding under credit facilities as of July 31, 2014 and 2013.

Tax related obligations

We have $6.9 million of unrecognized tax benefits for uncertain tax positions and $0.6 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K provide additional information regarding matters relating to income taxes, including unrecognized tax benefits.

Asset retirement obligations

The ultimate cost of restoring our leased facilities is difficult to predict given uncertainties regarding the extent of the required restoration and the interpretation of applicable laws and regulations. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur costs, including asset retirement obligations, of approximately $1.1 million as of July 31, 2014, which is included in “Other liabilities” in our Consolidated Balance Sheet. All accruals have been recorded without giving effect to any possible future insurance proceeds.

Note 11 to our Consolidated Financial Statements provides additional information regarding environmental matters, including asset retirement obligations.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and have wound down the relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue and that it is reasonably likely that one or both of these entities may seek to impose sanctions and/or penalties on us in connection with a resolution of their inquiries. We are unable to estimate the potential penalties and/or sanctions that may ultimately be assessed. During fiscal year 2014, we incurred inquiry-related costs of approximately $1.4 million in connection with this matter, as compared to $1.2 million in fiscal year 2013.

Recent Accounting Pronouncements

Recently adopted

Testing indefinite-lived intangible assets for impairment

In July 2012, the Financial Accounting Standards Board, or FASB, issued an update regarding testing indefinite-lived intangible assets for impairment. This update gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance was effective for the interim period ended October 31, 2013. We adopted this standard in the first quarter of fiscal year 2014. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update, which is intended to eliminate the diversity in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance was effective for our interim period ending January 31, 2014. We adopted this standard in the first quarter of fiscal year 2014 and presented this information in Note 15 to Consolidated Financial Statements included in this Annual Report on Form 10-K. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Not yet effective

Revenue from contracts with customers

In May 2014, the FASB issued an update which provides guidance for revenue recognition. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition requirement and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update will be effective for us in the first quarter of fiscal year 2018. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this update on our Consolidated Financial Statements.

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

For a complete discussion of our significant accounting policies, refer to Note 1, Summary of business operations and significant accounting policies, to Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statements Schedule, of this Annual Report on Form 10-K. We believe the following accounting policies require management to make the most difficult estimates and judgments in the preparation of our Consolidated Financial Statements and accordingly are critical to an understanding of our financial statements.

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

Allocation of Consideration in Multiple Element Revenue Arrangements

We allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor specific objective evidence, or VSOE, if it exists, and otherwise third party evidence, or TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use our best estimated selling price, or BESP. We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or if not available, BESP. If we are unable to establish selling price using VSOE or TPE, and the order was received or materially modified after July 31, 2009, we use BESP in the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis.

Our determination of BESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we will consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, our ongoing pricing strategy and policies (as evident in the price list as established and updated on a regular basis), the value of any enhancements that have been built into the deliverable and the characteristics of the varying markets in which the deliverable is sold.

Inventory

We value our inventory at the lower of the cost of the inventory or market in a manner that approximates the first-in first-out method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycles, and changes in technology. A variety of methodologies are used to determine the amount of inventory write-downs necessary to adjust excess and obsolete inventory. Write-downs are based on the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory and technological obsolescence. If actual demand for our products is less than our estimates, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional write-downs for existing inventories might be recorded in future periods. Once recorded, inventory adjustments are not subsequently reversed until the inventory is used or disposed of. Inventory includes demo equipment utilized by the sales force in the field.

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

Business Combinations

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the fair value of assets acquired over the purchase price is recorded as a bargain purchase gain in Other income (expense), net in the Consolidated Statements of Operations. This methodology involves uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

Impairment of Goodwill and Indefinite Lived Intangible Assets

We evaluate goodwill and indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We conduct our impairment evaluation by performing valuation analyses, which consider both the market approach and income approach for goodwill and the relief from royalty approach for the indefinite lived intangible assets Under the market approach, the fair value of the reporting unit is based on trading and acquisition multiples. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Under the relief from royalty approach, the fair value of the indefinite lived intangible asset is based on after tax royalty rate and discount rate applied to future forecasted sales. In the second quarter of fiscal year 2014, we completed our annual impairment testing of goodwill and indefinite lived intangible assets using the methodologies described herein, and determined there was no impairment.

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

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Canadian dollar, Chinese yuan, Danish kroner, Euro, and Japanese yen. 10% depreciation in the July 31, 2014 and 2013 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $1.1 million and $1.2 million, respectively.

We enter into forward contracts to hedge our foreign currency exposure in the Canadian dollar. These contracts have been designated as cash flow hedges, and the unrealized loss, net of tax, on these contracts is reported in within accumulated other comprehensive income (loss). Liability and asset derivatives designated as hedging instruments are presented in other assets and other liabilities, respectively, on our consolidated balance sheet. Realized (gains) losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During fiscal year 2014 and 2013, we recorded approximately $(0.2) million and $0.1 million of realized (gains) losses included in cost of revenues and operating expenses in our Consolidated Statements of Operations. There are no outstanding forward contracts as of July 31, 2014.

We place our cash and cash equivalents in high quality financial instruments and, by policy, limit the amount of credit exposure to any one financial institution. Our cash includes cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Total net interest income for fiscal years 2014 and 2013 was $0.3 million and $0.4 million, respectively. A 10% change in interest income or interest rate would not have a material impact on the fair value of our portfolio or on future earnings.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Part IV, Item 15 in this Annual Report on Form 10-K and are included at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2014, based on the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of July 31, 2014, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of July 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will file with the SEC a definitive proxy statement for our 2015 Annual Meeting of Stockholders not later than 120 days after the close of fiscal year 2014, or Proxy Statement. Certain information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Proposal 1 – Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Also refer to “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)
	1.	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm	53
		Consolidated Balance Sheets at July 31, 2014 and 2013	54
		Consolidated Statements of Operations for the years ended July 31, 2014, 2013, and 2012	55
		Consolidated Statements of Comprehensive Income for the years ended July 31, 2014, 2013, and 2012	56
		Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2014, 2013, and 2012	57
		Consolidated Statements of Cash Flows for the years ended July 31, 2014, 2013, and 2012	58
		Notes to Consolidated Financial Statements	59
	2.	Financial Statement Schedule II – Valuation and Qualifying Accounts	98
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

ANALOGIC CORPORATION

	By	/S/ JAMES W. GREEN
Date: September 26, 2014		James W. Green President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES W. GREEN James W. Green	President and Chief Executive Officer (Principal Executive Officer) and Director	September 26, 2014

/S/ MICHAEL L. LEVITZ Michael L. Levitz	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	September 26, 2014

/S/ EDWARD F. VOBORIL Edward F. Voboril	Chairman of the Board	September 26, 2014

/S/ BERNARD C. BAILEY Bernard C. Bailey	Director	September 26, 2014

/S/ JEFFREY P. BLACK Jeffrey P. Black	Director	September 26, 2014

/S/ JAMES J. JUDGE James J. Judge	Director	September 26, 2014

/S/ MICHAEL T. MODIC Michael T. Modic	Director	September 26, 2014

/S/ FRED B. PARKS Fred B. Parks	Director	September 26, 2014

/S/ SOPHIE V. VANDEBROEK Sophie V. Vandebroek	Director	September 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Analogic Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2014 and July 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

September 26, 2014

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$114,540	$113,033
Accounts receivable, net of allowance for doubtful accounts of $800 and $598 as of July 31, 2014 and 2013, respectively	106,436	113,150
Inventory	124,777	116,280
Refundable and deferred income taxes	18,599	7,803
Other current assets	9,422	10,147

Total current assets	373,774	360,413

Property, plant and equipment, net	114,165	110,983
Intangible assets, net	57,366	55,525
Goodwill	56,955	50,073
Deferred income taxes	7,475	5,439
Other assets	4,607	5,351

Total Assets	$614,342	$587,784

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,241	$32,138
Accrued employee compensation and benefits	16,305	22,264
Accrued warranty	5,968	6,501
Accrued restructuring charges	3,431	2,848
Deferred revenue	10,761	9,218
Customer deposits	3,046	3,256
Accrued income taxes	—	4,091
Other current liabilities	7,761	10,578

Total current liabilities	84,513	90,894

Long-term liabilities:
Accrued income taxes	5,211	5,031
Deferred income taxes	2,657	—
Other long-term liabilities	9,381	5,463

Total long-term liabilities	17,249	10,494

Commitments, guarantees, and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,372,992 shares issued and outstanding as of July 31, 2014; 30,000,000 shares authorized and 12,235,416 shares issued and outstanding as of July 31, 2013	619	612
Capital in excess of par value	125,679	114,381
Retained earnings	378,477	362,255
Accumulated other comprehensive income	7,805	9,148

Total stockholders’ equity	512,580	486,396

Total Liabilities and Stockholders’ Equity	$614,342	$587,784

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended July 31,
	2014	2013	2012
Net revenue:
Product	$509,527	$526,725	$494,675
Engineering	8,021	23,638	21,896

Total net revenue	517,548	550,363	516,571

Cost of sales:
Product	290,951	313,458	302,288
Engineering	6,894	20,226	21,099

Total cost of sales	297,845	333,684	323,387

Gross profit	219,703	216,679	193,184

Operating expenses:
Research and product development	73,828	63,990	57,230
Selling and marketing	59,157	51,268	44,238
General and administrative	54,147	52,527	51,753
Restructuring	3,483	3,519	—

Total operating expenses	190,615	171,304	153,221

Income from operations	29,088	45,375	39,963

Other (expense) income:
Interest income, net	253	371	532
(Loss) Gain on investments	(484)	—	2,500
Other, net	181	(1,649)	1,204

Total other (expense) income, net	(50)	(1,278)	4,236

Income before income taxes	29,038	44,097	44,199
(Benefit from) provision for income taxes	(5,442)	12,976	1,128

Net income	$34,480	$31,121	$43,071

Net income per common share:
Basic	$2.78	$2.54	$3.51
Diluted	$2.72	$2.48	$3.42

Weighted average shares outstanding:
Basic	12,404	12,247	12,265
Diluted	12,667	12,569	12,576

Dividends declared and paid per share:	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended July 31,
	2014	2013	2012
Net income	$34,480	$31,121	$43,071
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(114)	4,582	(7,605)
Unrecognized gains (losses) on pension benefits, net of tax	(1,332)	2,409	(1,632)
Unrealized gains (losses) on foreign currency forward contracts, net of tax	103	(146)	43

Total other comprehensive income (loss), net of tax	(1,343)	6,845	(9,194)

Total comprehensive income	$33,137	$37,966	$33,877

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended July 31, 2014, 2013, and 2012

(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2011	12,535,007	$627	$85,407	$325,941	$11,497	$423,472

Shares issued for:
Stock options exercised	35,922	2	1,624	—	—	1,626
Stock grants and vesting of restricted stock units, net of shares traded for taxes	8,019	—	2,004	—	—	2,004
Stock purchase plan	7,757	—	375	—	—	375
Share-based compensation expense	—	—	13,396	—	—	13,396
Tax benefit from share-based compensation	—	—	67	—	—	67
Repurchase of common stock	(423,981)	(21)	(2,651)	(20,588)	—	(23,260)
Dividends declared ($0.40 per share)	—	—	—	(5,238)	—	(5,238)
Net income for the year	—	—	—	43,071	—	43,071
Other comprehensive loss, net of tax	—	—	—	—	(9,194)	(9,194)

Balance, July 31, 2012	12,162,724	608	100,222	343,186	2,303	446,319

Shares issued for:
Stock options exercised	72,259	4	4,255	—	—	4,259
Stock grants and vesting of restricted stock units, net of shares traded for taxes	104,761	5	(3,126)	—	—	(3,121)
Stock purchase plan	7,488	—	431	—	—	431
Share-based compensation expense	—	—	11,601	—	—	11,601
Tax benefit from share-based compensation	—	—	1,919	—	—	1,919
Repurchase of common stock	(111,816)	(5)	(921)	(7,019)	—	(7,945)
Dividends declared ($0.40 per share)	—	—	—	(5,033)	—	(5,033)
Net income for the year	—	—	—	31,121	—	31,121
Other comprehensive income, net of tax	—	—	—	—	6,845	6,845

Balance, July 31, 2013	12,235,416	612	114,381	362,255	9,148	486,396

Shares issued for:
Stock options exercised	81,538	4	4,881	—	—	4,885
Stock grants and vesting of restricted stock units, net of shares traded for taxes	233,799	12	(7,634)	—	—	(7,622)
Stock purchase plan	7,283	—	491	—	—	491
Share-based compensation expense	—	—	11,457	—	—	11,457
Tax benefit from share-based compensation	—	—	3,824	—	—	3,824
Repurchase of common stock	(185,044)	(9)	(1,721)	(13,229)	—	(14,959)
Dividends declared ($0.40 per share)	—	—	—	(5,029)	—	(5,029)
Net income for the year	—	—	—	34,480	—	34,480
Other comprehensive income, net of tax	—	—	—	—	(1,343)	(1,343)

Balance, July 31, 2014	12,372,992	$619	$125,679	$378,477	$7,805	$512,580

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended July 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$34,480	$31,121	$43,071
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(5,412)	1,006	(3,050)
Depreciation and amortization	22,057	17,275	17,775
Change in fair value of contingent consideration	125	(25)	120
Share-based compensation expense	11,512	11,601	13,396
Excess tax benefit from share-based compensation	(3,982)	(2,053)	(184)
Other	—	1,188	—
Write-down of inventory to net realizable value	3,918	4,726	2,441
Allowance for doubtful accounts	203	345	200
Loss (gain) on investment	484	—	(2,500)
Loss (gain) on disposal of property, plant and equipment	17	(58)	(14)
Net changes in operating assets and liabilities, exclusive of acquisition related assets and liabilities:
Accounts receivable	6,633	(10,523)	(8,258)
Inventory	(12,347)	(2,127)	(7,206)
Refundable income taxes	(5,594)	42	312
Other current assets	2,525	(123)	2,525
Accounts payable	3,222	(11,991)	1,548
Accrued liabilities	(9,100)	(305)	3,948
Customer deposits	(213)	440	903
Deferred revenue	1,533	(2,885)	4,170
Accrued income taxes	(3,175)	854	3,850
Other liabilities	1,045	2,935	663

NET CASH PROVIDED BY OPERATING ACTIVITIES	47,931	41,443	73,710

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(17,517)	(25,551)	(30,606)
Purchases of marketable securities in Rabbi Trust under the Non Qualified Deferred Compensation Plan	(715)	—	—
Acquisition of business, net of cash acquired	(10,561)	(79,273)	—
Proceeds from the sale of other investments	—	—	2,500
Proceeds from the sale of property, plant, and equipment and other assets	260	146	207

NET CASH USED FOR INVESTING ACTIVITIES	(28,533)	(104,678)	(27,899)

FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	5,379	4,684	2,000
Shares repurchased for taxes for vested employee restricted stock grants	(7,680)	(4,661)	(471)
Repayments of other credit facilities	—	(3,014)	—
Borrowing of other credit facilities	—	2,230	—
Contingent consideration payment	—	(340)	—
Excess tax benefit from share-based compensation	3,982	2,053	184
Repurchase of common stock	(14,959)	(7,945)	(23,260)
Dividends paid to shareholders	(4,962)	(5,114)	(4,980)

NET CASH USED FOR FINANCING ACTIVITIES	(18,240)	(12,107)	(26,527)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	349	1,364	(1,929)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,507	(73,978)	17,355

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	113,033	187,011	169,656

CASH AND CASH EQUIVALENTS, END OF YEAR	$114,540	$113,033	$187,011

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$8,024	$11,339	$(935)
Fixed asset additions in accounts payable and accrued liabilities	$705	$1,620	$1,755

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share and per share data)

1. Summary of business operations and significant accounting policies

Throughout this Annual Report on Form 10-K, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation.

Description of Business

Analogic Corporation (NASDAQ:ALOG) designs, manufactures, and commercializes innovative real-time guidance, diagnostic imaging and threat detection technologies to advance the practice of medicine and save lives. We operate and report along three business segments: Ultrasound, Medical Imaging, and Security Technology. Our Ultrasound segment provides ultrasound guidance systems for the urology and surgery markets and is expanding into point of care areas such as anesthesia and emergency medicine. We sell our ultrasound products through our direct sales force in North America and Europe, as well as through a network of distributors to clinical practitioners throughout the world. Our Medical Imaging segment provides critical enabling medical imaging systems and subsystems for computed tomography, or CT, magnetic resonance imaging, or MRI and high-resolution digital mammography systems. We sell our Medical Imaging products primarily through longstanding relationships with well-known multinational medical OEMs and new entrants in emerging markets. Our Security Technology segment designs and manufactures automated threat detection systems for aviation baggage inspection applications utilizing advanced CT technology. We sell our security products primarily through multinational OEM partners.

We were incorporated in the Commonwealth of Massachusetts in November 1967 and our headquarters is based in Peabody, Massachusetts.

On March 1, 2013, we completed the acquisition of Ultrasonix Medical Corporation (Ultrasonix). On September 20, 2013, we acquired PocketSonics, Inc. (PocketSonics). These acquisitions are more fully discussed in Note 3. The financial position, results of operations and cash flows of Ultrasonix and PocketSonics are included in our Consolidated Financial Statements from the date of acquisition.

Significant accounting policies

(a) Consolidation

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

(b) Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less at acquisition date to be cash equivalents.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

(c) Revenue recognition and accounts receivable

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

Our transactions sometimes involve multiple elements (i.e., products and services). We do not recognize revenue for our product sales under industry specific software accounting guidance since our products contain both software and non-software components that function together to deliver the tangible product’s essential functionality. At the inception of an agreement, we allocate arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on its relative selling price. We determine selling price using vendor specific objective evidence, or VSOE, if it exists, and otherwise third party evidence, or TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use our best estimated selling price, or BESP. We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or if not available, BESP.

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

If we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact if the product or service were sold by us on a standalone basis.

Our determination of BESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts and our ongoing pricing strategy and policies.

We determine BESP for deliverables in future agreements based on the specific facts and circumstances of the arrangement. We analyze the selling prices used in our allocation of arrangement consideration at least

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

annually. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

Maintenance or service revenues are recognized ratably over the term of the contract.

We provide engineering services to some of our customers on a contractual basis and recognize revenue using the percentage of completion method or the completed contract method. We estimate the progress towards completion on contracts with a fixed-fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs at completion of the project or on a milestone basis based on contractual terms, as appropriate. Short-term unbilled receivables are included in accounts receivable and long-term unbilled receivables are included in noncurrent other assets in the consolidated balance sheet. Total unbilled receivables at July 31, 2014 and 2013 were $5.8 million and $4.9 million, respectively. At July 31, 2014 and 2013, the long-term portion of unbilled receivables of $0.0 million and $1.8 million, respectively, was included in non-current other assets. When total cost estimates exceed revenues, we accrue for the estimated losses immediately.

Deferred revenue is primarily comprised of maintenance and other service revenues for which payment has been received and for which services have not yet been performed. Revenue is also deferred in situations where collection of the receivable at the time of shipment is not reasonably assured. In situations where collection of the receivable is not reasonably assured, the inventory is expensed upon shipment and the revenue is deferred and recognized as the cash is received. Total deferred revenue at July 31, 2014 and 2013 was $11.8 million and $10.6 million, respectively. At July 31, 2014 and 2013, the long-term portion of deferred revenue of $1.1 million and $1.4 million, respectively, was included in non-current other liabilities.

We grant credit to domestic and foreign original equipment manufacturers, distributors, and end users, and perform ongoing credit evaluations of our customers’ financial condition. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon specific customer collection issues that have been identified.

(d) Use of estimates

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

(e) Inventories

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

(f) Income taxes

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

(g) Concentration of credit risk

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

(h) Property, plant, and equipment

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

Property, plant, and equipment consisted of the following:

	Estimated Useful Lives (Years)	July 31,
		2014	2013
(in millions)
Property, plant, and equipment:
Land and land improvements	N/A	$7.5	$7.4
Building and improvements	35 to 40	85.1	83.0
Leasehold improvements	lesser of useful life or the lease term	9.8	10.7
Equipment and software	3 to 7	129.2	118.9
Furniture and fixtures	3 to 7	7.3	9.4

		238.9	229.4
Less accumulated depreciation and amortization		(124.7)	(118.4)

Total property, plant and equipment		$114.2	$111.0

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Total depreciation and amortization of property, plant, and equipment was $14.3 million, $13.0 million, and $13.4 million for fiscal years 2014, 2013, and 2012, respectively. We did not capitalize any interest in fiscal years 2014, 2013 or 2012.

(i) Intangible assets and goodwill

Intangible assets consist of intellectual property, licenses, and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, backlog, and developed technology. Intangible assets that have finite lives are amortized using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to the future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

An indefinite lived intangible asset, such as an in-process research and development, or IPR&D, asset, is tested for impairment annually or more frequently if indicators of impairment are present. We perform our annual review in our second quarter of each fiscal year. An indefinite lived intangible asset may be considered impaired if we determine that the carrying value exceeds the assets’ fair value. We may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. Assessing the impairment of an indefinite lived intangible asset requires us to make assumptions and judgments regarding the fair value of the asset using the relief from royalty valuation technique, which include management’s estimates of future growth rates and discount rates.

Goodwill is not amortized but is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. We perform our annual reviews in our second quarter of each fiscal year. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less that it’s carrying value and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may also elect to proceed directly to the two-step impairment test. If an initial qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less that its carrying amount, impairment is recognized for the difference.

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of our reporting units. We estimate the fair value of our reporting units using a combination of valuation

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

techniques, including discounted cash flows and cash earnings multiples, and compare the values to our estimated overall market capitalization.

(j) Fair value of financial instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and derivative instruments. The carrying amounts of our financial instruments approximate fair value due to their short-term nature. The fair values of marketable securities, if any, are estimated based on quoted market price for these securities. We did not have any marketable securities at July 31, 2014 and 2013.

(k) Asset retirement obligations

We establish asset retirement obligations (“AROs”) for the present value of estimated future costs to return certain of our facilities to their original condition. The recorded liabilities are accreted to the future value of the estimated restoration costs. The accretion of the liability and the depreciation of the capitalized cost is recognized over the estimated useful lives of the facilities.

(l) Impairment of long-lived assets

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

(m) Warranty costs

We provide for the estimated cost of standard product warranties at the time products are shipped. Although we engage in extensive product-quality programs and processes, our warranty obligations are affected by product failure rates and service delivery costs incurred to correct product failures. Should actual product failure rates or service delivery costs differ from our estimates (which are based on specific warranty claims, historical data, and engineering estimates, where applicable), revisions to the estimated warranty liability would be required. Such revisions could adversely affect our operating results. Generally, we warrant that our products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to our customer for a period ranging from 12 to 60 months from the date of delivery.

(n) Research and product development and capitalized software development costs

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

Software development costs incurred subsequent to establishing technological feasibility are capitalized when technological feasibility is established through the general release of the products that contain the

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

embedded software elements. Technological feasibility is demonstrated by the completion of a detailed program design. Capitalized costs are amortized at the higher of (a) straight-line basis over the economic life of the software ranging from 3 to 5 years or (b) the ratio of the product’s current gross revenues to the total of current and expected gross revenues. Amortization expense of capitalized software development costs was $0.0 million, $0.2 million, and $1.3 million in fiscal years 2014, 2013, and 2012, respectively, and is included in product cost of sales.

(o) Derivative instruments and hedging activities:

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

(p) Translation of foreign currencies

The assets and liabilities of our foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as a component of accumulated other comprehensive income in the consolidated balance sheet. We had foreign currency translation adjustments of ($0.1) million, $4.6 million, and ($7.6) million, respectively, included within the Consolidated Statement of Comprehensive Income in fiscal years 2014, 2013 and 2012, respectively.

Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entity’s functional currency), excluding intercompany transactions considered to be of a long-term investment nature, are included in the results of operations in the period in which they occur and are reflected under the caption “Other, net”. We had foreign exchange gains (losses) included within the Consolidated Statement of Operations totaling $(0.2) million, ($1.5) million, and $0.7 million in fiscal years 2014, 2013 and 2012, respectively.

(q) Advertising

Advertising costs are expensed when incurred and are included in selling and marketing expenses.

(r) Share-based compensation

We recognize share-based compensation expense for equity instruments exchanged for employee and director services. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

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

(s) Business combinations

In accordance with the acquisition method of accounting, the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. Costs to acquire the business are expensed as incurred. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any excess of the fair value of assets acquired over the purchase price is recorded as a bargain purchase gain in Other income (expense), net in the Consolidated Statements of Operations.

(t) Net income per share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and restricted stock.

(u) Segment information

We identify a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by our chief operating decision maker who is our chief executive officer, and iii) it has available discrete financial information. We aggregate our operating segments into a reportable segment if the operating segments are determined to have similar economic characteristics and are similar in the nature of products and services, nature of production processes, type or class of customer for their products and services, product or service distribution method and, if applicable, nature of the regulatory environment. We have three reportable segments: Medical Imaging, Ultrasound, and Security Technology.

(v) New accounting pronouncements

Recently adopted

Testing indefinite-lived intangible assets for impairment

In July 2012, the Financial Accounting Standards Board, or FASB, issued an update regarding testing indefinite-lived intangible assets for impairment. This update gives an entity the option first to assess qualitative

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance was effective for the interim period ended October 31, 2013. We adopted this standard in the first quarter of the fiscal year ended July 31, 2014. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update, which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance was effective for our interim period ending January 31, 2014. We adopted this standard in the first quarter of fiscal year 2014 and presented this information in Note 15. Income Taxes. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Not yet effective

Revenue from contracts with customers

In May 2014, the FASB issued an update which provides guidance for revenue recognition. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition requirement and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update will be effective for us in the first quarter of fiscal year 2018. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this update on our Consolidated Financial Statements.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

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

(w) Reclassifications and revisions to prior period financial statements

Certain financial statement items have been reclassified to conform to the current period presentation.

2. Share-based compensation expense

On January 29, 2010, our stockholders approved the “2009 Stock Incentive Plan”, or 2009 Plan, which provided for the issuance of up to 1,600,000 shares of common stock. Stockholders approved amendments to the 2009 Plan on January 23, 2012 and January 21, 2014 which increased the number of shares available for issuance under the 2009 Plan to 2,200,000 and 4,453,518, respectively.

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, net of forfeitures.

The following table sets forth the stock option and restricted stock transactions for fiscal year 2014:

Amounts in thousands, except share and per share data	Stock Options Outstanding				Time-Based Unvested Restricted Stock		Performance-Based Unvested Restricted Contingent Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units (1)	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2013	367,997	$58.84	4.81	$4,746	198,441	$60.10	329,066	$60.16
Granted	108,139	77.14			32,700	82.46	138,291	65.66
Exercised	(86,141)	60.53			—	—	—	—
Vesting of restricted stock	—	—			(73,986)	50.31	(252,420)	44.72
Cancelled (forfeited and expired)	(8,205)	75.36			(13,798)	71.99	(27,007)	58.01

Outstanding at July 31, 2014	381,790	$63.21	4.75	$3,940	143,357	$74.25	187,930	$85.25
Options vested or expected to vest at July 31, 2014 (2)	370,851	62.87	4.71	3,926
Options exercisable at July 31, 2014	170,334	$55.23	3.63	$2,874

(1)	The performance-based unvested restricted stock is shown in this table at target, except for the number of shares vested, which reflect the shares earned. As of July 31, 2014, the maximum number of performance-based unvested restricted stock available to be earned is 375,860.
(2)	In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Stock options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The following table presents share-based compensation expense included in our Consolidated Statements of Operations:

	Years Ended July 31,
(in millions)	2014	2013	2012
Cost of product sales	$0.7	$0.8	$0.8
Cost of engineering sales	0.4	1.2	1.1
Research and product development	2.8	2.4	2.7
Selling and marketing	1.2	1.1	1.7
General and administrative	6.4	6.1	7.1

Total share-based compensation expense before tax	11.5	11.6	13.4
Income tax effect	(3.5)	(3.6)	(4.2)

Share-based compensation expense included in net income	$8.0	$8.0	$9.2

As of July 31, 2014, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $10.4 million. This cost will be recognized over an estimated weighted average amortization period of 1.3 years and assumes target performance for the non-GAAP EPS performance based RSU’s.

Stock options

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the grant date fair values of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair values of option grants were estimated on the grant date using the following assumptions for fiscal years 2014, 2013, and 2012:

	Years Ended July 31,
	2014	2013	2012
Expected option term in years (1)	5.37	5.42	5.32
Expected volatility (2)	38.6%	41.0%	42.0%
Risk-free interest rate (3)	1.77%	0.80%	0.95%
Expected annual dividend yield (4)	0.52%	0.57%	0.90%

(1)	The expected option term was estimated using historical data.
(2)	The expected volatility for each grant is determined based on the review of the average of historical daily price changes of our common stock over the expected option term.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

The weighted average grant date fair value of stock options granted during fiscal years 2014, 2013, and 2012 was $27.55, $25.25, and $16.71 per share, respectively.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The total intrinsic value of options exercised during fiscal years 2014, 2013, and 2012, was $1.9 million, $1.5 million, and $0.5 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date exercise price. The total amount of cash received from the exercise of these options was $4.9 million, $3.4 million, and $1.9 million, respectively.

The actual tax benefit realized for the tax deductions from option exercises was less than $0.1 million for fiscal years 2014, 2013 and 2012.

Restricted stock and restricted stock units

We estimate the fair value of restricted stock and restricted stock units, or RSU’s, that vest based on service conditions using the quoted closing price of our common stock on the date of grant. Share-based compensation expense is amortized over each award’s vesting period on a straight-line basis for all awards with service and performance conditions that vest at the end of the performance cycle, while the graded vesting method applies to other awards with both service and performance conditions.

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

We granted 27,450, 24,470, and 38,042 TSR and 35,686, 31,806, and 38,042 non-GAAP EPS performance-based awards during fiscal years 2014, 2013, and 2012, respectively. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	Years Ended July 31,
	2014	2013	2012
Stock Price (1)	$77.14	$70.04	$57.81
Expected volatility (2)	27.6%	28.0%	29.0%
Risk-free interest rate (3)	0.82%	0.32%	0.33%
Expected annual dividend yield (4)	0.00%	0.00%	0.00%

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the performance period.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

(4)	Dividends are considered reinvested when calculating TSR. The dividend yield is therefore considered to be 0%.

The weighted average grant date fair values of time-based restricted stock awards that were granted during the fiscal years 2014, 2013, and 2012 was $82.46, $71.78, and $50.45, respectively. The weighted average grant date fair value of performance-based restricted stock awards that were granted during the fiscal years 2014, 2013, and 2012 was $93.85, $85.94, and $77.59, respectively.

The total fair value of restricted stock that vested during fiscal years 2014, 2013, and 2012 was $24.9 million, $16.0 million, and $1.9 million, respectively.

Employee Stock Purchase Plan

On November 4, 1985, our stockholders approved the Employee Stock Purchase Plan, or ESPP, authorizing the issuances of up to 700,000 shares of our common stock. The ESPP allows qualified participants to purchase our common stock at 85% of its market price on the first business day of the purchase period or the last business day of the six-month purchase period. Stockholders approved amendments to the ESPP on January 22, 1986, January 23, 1998, and January 17, 2003. On January 21, 2014, our stockholders approved amendments to the ESPP which removed the income limitation on participation in the plan and increased the maximum value of stock that each employee can purchase in each of the two payment periods per year.

We estimate the fair value of ESPP shares using the Black-Scholes valuation model. For the fiscal years 2014, 2013, and 2012, the financial impact from ESPP shares was immaterial.

3. Business combination

PocketSonics, Inc.

In April 2010, we entered into an agreement with PocketSonics, Inc., or PocketSonics, a privately held ultrasound technology company based in Charlottesville, Virginia, which granted us an exclusive license to certain ultrasound technology owned or controlled by PocketSonics and a ten percent (10%) equity interest in PocketSonics. The equity investment was recorded as in-process research and development, or IPR&D, of $1.9 million. Since that time, we have collaborated with PocketSonics to develop patented ultrasound technology to enable the acceleration of high acuity guided procedures to lower cost point-of-care settings and other technical applications. On September 20, 2013, we acquired all of the remaining stock of PocketSonics. The purchase price includes base consideration of $11.1 million paid in cash at closing, fair value of contingent consideration of $1.9 million, and revaluation of our initial equity investment. We undertook this acquisition to further strengthen our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

We finalized the purchase accounting for the PocketSonics acquisition during fiscal year 2014. The following table summarizes the fair values of the separately identifiable assets acquired and liabilities assumed as of September 20, 2013:

(in millions)
Cash	$0.5
Goodwill	6.9
IPR&D	11.5

Total assets acquired	18.9
Accounts payable and accrued expenses	(0.3)
Deferred taxes	(4.1)

Total liabilities assumed	(4.4)

Total purchase price	$14.5

(in millions)
Cash consideration paid	$11.1
Fair value of contingent consideration	1.9
Previously held equity interest in PocketSonics	1.5

Total purchase price	$14.5

In determining the fair value, we considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for PocketSonics products and services. We recognized an IPR&D asset of $11.5 million. The fair value of the asset was determined by a probability adjusted cash flow analysis. In May 2014, we determined that the IPR&D was completed and performed a qualitative assessment and determined that there was no impairment. Accordingly, the carrying amount of the IPR&D asset was reclassified as developed technology and will be amortized over its estimated useful life of 10 years.

In connection with this acquisition, we recorded a fair value contingent consideration obligation of $1.9 million, related to potential additional consideration of up to $3.0 million payable upon the achievement of certain milestones relating to the PocketSonics technology. The contingent earn-out payments payable to the sellers of PocketSonics would be met upon commercial launch and a volume sales target. The $1.9 million fair value was estimated through a valuation model that incorporates probability adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 input measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration liability and reflected within other income (expense), net in our Consolidated Statement of Operations. During fiscal year 2014, the estimated fair value of our contingent consideration obligation increased by $0.2 million. The total fair value of our contingent consideration obligation was $2.1 million as of July 31, 2014. For additional information related to the fair value of this obligation, please refer to Note 8. Fair Value Measurements.

We recorded goodwill of $6.9 million related to the PocketSonics acquisition, representing the value of the opportunity of further strengthening our competitive position in procedure guidance for point-of-care and other advanced guidance applications. This goodwill will not be deductible for tax purposes.

Upon the acquisition of PocketSonics, we recognized a loss of $0.5 million related to our 10% pre-acquisition equity interest, which is reflected as a component of other expense, net within our Consolidated Statement of Operations for fiscal year 2014.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

During fiscal year 2014, we incurred acquisition costs of $0.1 million consisting primarily of legal and due diligence expenses that are included in our general and administrative expenses in our Consolidated Statement of Operations.

We have expensed $0.9 million and $1.5 million for engineering services related to PocketSonics during fiscal years 2013 and 2012, respectively, prior to our acquisition of its remaining stock.

Ultrasonix Medical Corporation

On March 1, 2013, we completed our acquisition of all of the outstanding equity securities of Ultrasonix Medical Corporation, or Ultrasonix, a Nevada Corporation, whose principal assets included customer lists and intangibles related solely to sales destined to the U.S. On March 2, 2013, we completed our acquisition of all of the outstanding equity securities of Ultrasonix Medical Corporation, a Canadian Corporation, pursuant to a “plan of arrangement” under Canadian law. Ultrasonix is a supplier of advanced ultrasound systems for point-of-care and general imaging applications. We undertook the acquisition to accelerate our expansion into the point-of-care ultrasound market. The purchase price, net of cash acquired, of $79.9 million was funded from our existing cash on hand. The acquisition has been accounted for as an acquisition of a business.

We finalized the purchase accounting for the Ultrasonix acquisition during fiscal year 2014. The following table summarizes the purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of March 2, 2013:

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
(B)

The inventory fair value adjustment of $3.7 million associated with the acquisition was fully amortized as of October 31, 2013. The deferred revenue adjustment of $0.8 million associated with the acquisition will be

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

amortized over 4.5 years. The inventory fair value and deferred revenue adjustments were recognized in Product cost of sales and Net product revenue in our Consolidated Statement of Operations, respectively.

In determining the purchase price allocation, we considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for Ultrasonix products and services. The fair value of developed technology and trade name intangible assets were based on the relief from royalty approach while the customer relationships intangible asset was based on the excess earnings income approach.

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

During fiscal year 2014, we incurred acquisition-related costs of approximately $8.7 million primarily related to intangible amortization of $7.8 million as well as an inventory fair value step up charge of $0.6 million. Intangible amortization of $5.4 million and $2.4 million were included in our Selling and marketing expense and Product cost of sales, respectively, in our Consolidated Statement of Operations. The inventory fair value step up charge was recorded in Product cost of sales in our Consolidated Statement of Operations.

During fiscal year 2013, we incurred approximately $5.6 million of acquisition-related costs comprised of $3.0 million of inventory step up amortization, $1.4 million of intangible and deferred revenue amortization, and $1.2 million of legal and due diligence related expenses. These costs are included in Net product revenue, Product costs of sales, Selling and marketing expenses, and General and administrative expenses in our Consolidated Statement of Operations.

Pro Forma Financial Information

The following unaudited pro forma information for the fiscal years ended July 31, 2014 and July 31, 2013, respectively presents consolidated information as if both the PocketSonics and the Ultrasonix acquisitions occurred on August 1, 2012, which is the first day of our fiscal year 2013:

	Years Ended July 31,
(in millions, except per share data)	2014	2013
Net revenue	$517.5	$572.4
Net income	$33.8	$30.4
Net income per share, basic	$2.73	$2.48
Net income per share, diluted	$2.67	$2.42

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

4. Restructuring charges

Fiscal Year 2014 Restructuring Plan

During the fourth quarter of fiscal year 2014, we incurred pre-tax charges of $2.9 million, primarily relating to severance and personnel related costs for 48 involuntarily terminated employees associated with restructuring activities, including improving our operational effectiveness in Peabody Massachusetts to better leverage core competencies across the business, which are recognized in our Consolidated Statement of Operations under restructuring. Our pre-tax charges were included in our operating results of our Medical Imaging segment, Ultrasound segment and Security Technology segment. The $2.9 million charge was recorded in the operating results of our Medical Imaging, Ultrasound, and Security Technology segments, with charges of $1.9 million, $0.5 million and $0.5 million, respectively. We expect that the restructuring plan will be completed during fiscal year 2015.

Fiscal Year 2013 Restructuring Plan

In May 2013, we announced a restructuring plan and incurred pre-tax charges of $3.5 million, primarily relating to severance and personnel related costs of 115 terminated employees, as well as for facility exit costs closure of the Ultrasonix sales subsidiary in Paris, France as well as the closure of our ultrasound transducer operation in Englewood, Colorado as we consolidate our transducer operations in State College, Pennsylvania. This plan also include activities to consolidate manufacturing and certain support functions currently conducted in our Ultrasonix facility in Vancouver, Canada with our other facilities, as well as optimization of our operations in Montreal, Canada and Peabody Massachusetts. Our pre-tax charges were included in our operating results of our Medical Imaging segment, Ultrasound segment and Security Technology segment.

During fiscal year 2014, we incurred an additional $0.6 million restructuring and related charges with respect to the fiscal year 2013 restructuring plan related primarily to facility exit costs with respect to the closure of the Englewood, Colorado facility.

The following table summarizes accrued restructuring costs activity from July 31, 2012 through July 31, 2014:

(In millions)	Employee Severance and Benefits (A)	Facility Exit Costs (B) (C)	Acquisition Related Charges (B)	Total (D) (E)
Balance at July 31, 2012	$0.3	$—	$—	$0.3

Restructuring Charge	2.5	0.2	0.8	3.5
Cash payments	(1.0)	—	—	(1.0)

Balance at July 31, 2013	1.8	0.2	0.8	2.8

Restructuring Charge	2.6	0.8	0.1	3.5
Cash payments	(1.5)	(0.2)	(0.8)	(2.5)

Balance at July 31, 2014	$2.9	$0.8	$0.1	$3.8

(A)	Restructuring Charges in fiscal year 2014, include $2.9 million with respect to the Fiscal Year 2014 Restructuring Plan. All other activity pertains to the Fiscal Year 2013 Restructuring Plan.
(B)	Activity in fiscal year 2013 pertains to the Fiscal Year 2013 Restructuring Plan with respect to the Ultrasonix acquisition.
(C)	Restructuring Charges in fiscal year 2014 pertains to the Fiscal Year 2013 Restructuring Plan with respect to the closure of the Englewood Colorado facility. Cash payments in Fiscal Year 2014 pertain to both the closure of the Englewood Colorado facility and the Ultrasonix sales subsidiary in Paris, France.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

(D)	All activity prior to July 31, 2012 relates to the Fiscal Year 2011 Restructuring Plan. In fiscal year 2013, the restructuring charge of $3.5 million, and cash payments of $0.7 million relate to the Fiscal Year 2013 Restructuring Plan, while cash payments of $0.3 million relate to the Fiscal Year 2011 Restructuring Plan.
(E)	Activity in fiscal year 2014 pertains to both the Fiscal Year 2014 Restructuring Plan and the 2013 Restructuring Plan. In fiscal year 2014, the restructuring charges of $2.9 million relate to the Fiscal Year 2014 Restructuring Plan, while restructuring charges of $0.6 million and cash payments of ($2.5) million relate to the Fiscal Year 2013 Restructuring Plan.

Restructuring Charges are comprised on the Balance Sheet in the following location:

	Years Ended July 31,
(in millions)	2014	2013
Accrued Restructuring Charges	$3.4	$2.8
Other long-term liabilities	0.4	—

Restructuring and related charges	$3.8	$2.8

The cash expenditures remaining to be paid as of July 31, 2014 will be paid within the next twelve months.

Restructuring costs, including actions associated with acquisitions, by segment for fiscal years 2014 and 2013 are as follows (there were no restructuring costs incurred in fiscal year 2012):

	Years Ended July 31,
(in millions)	2014	2013
Medical Imaging	$1.7	$1.1
Ultrasound	$1.4	2.2
Security Technology	$0.4	0.2

Total restructuring and related charges	$3.5	$3.5

Net restructuring and related charges are comprised of the following:

	Years Ended July 31,
(in millions)	2014	2013
Fiscal Year 2014 Restructuring Plan	$2.9	$—
Fiscal Year 2013 Acquisition Related Charges	0.8	1.0
Fiscal Year 2013 Restructuring Plan	(0.2)	2.5

Restructuring and related charges	$3.5	$3.5

5. Net income per share

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The following table sets forth the computation of basic and diluted net income per share for fiscal years 2014, 2013 and 2012:

	Years Ended July 31,
	2014	2013	2012
( in millions, except share data)
Net income	$34.5	$31.1	$43.1
Weighted average number of common shares outstanding-basic (000’s)	12,404	12,247	12,265
Effect of dilutive securities:
Stock options and RSUs (000’s)	263	322	311

Weighted average number of common shares outstanding-diluted (000’s)	12,667	12,569	12,576

Basic net income per share:	$2.78	$2.54	$3.51
Diluted net income per share	$2.72	$2.48	$3.42
Anti-dilutive shares related to outstanding stock options and unvested restricted stock (000’s) (A)	118	105	212

(A)	– These shares related to outstanding stock options and unvested restricted stock were not included in our calculations of diluted earnings per share, as the effect of including them would be anti-dilutive.

6. Risks and uncertainties

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

Our ten largest customers as a group accounted for 66%, 68%, and 68% of our net product and engineering revenue for fiscal years 2014, 2013, and 2012, respectively. Set forth in the table below, are customers which individually accounted for 10% or more of our net revenue.

	Years Ended July 31,
	2014	2013	2012
Philips	16%	15%	14%
L-3	11%	12%	12%
Toshiba Corporation (“Toshiba”)	12%	10%	10%
Siemens AG	11%	*	*

Note	(*): Total net revenue was less than 10% in this fiscal year.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Philips’, Toshiba’s, and Siemens’ revenues were primarily in the Medical Imaging segment and L-3’s revenue was in the Security Technology segment.

The following table summarizes the net accounts receivable due from our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of July 31, 2014	As of July 31, 2013
Philips	16%	18%
L-3	16%	16%
Toshiba	11%	*

Note	(*): Total net accounts receivable was less than 10% in this fiscal year.

7. Derivative instruments

Certain of our foreign operations have revenues and expenses transacted in currencies other than its functional currency. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses.

As of July 31, 2014, we do not have outstanding forward contracts. As of July 31, 2013, we had forward contracts outstanding with notional amounts totaling $6.7 million in the Canadian dollar. These contracts were designated as cash flow hedges, and the unrealized loss of $0.1 million, net of tax, on these contracts were reported in Accumulated other comprehensive income as of July 31, 2013. Liability and asset derivatives designated as hedging instruments are presented in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. Realized gains and (losses) on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During fiscal year 2014 and 2013, we recorded approximately $0.2 million of realized gain and $(0.1) million of realized loss, respectively, included in in our Consolidated Statements of Operations.

8. Fair value

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at July 31, 2014 and 2013:

		Fair Value Measurements at July 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets
Plan assets for deferred compensation	$3.6	$3.6	$—	$—

Total assets at fair value	$3.6	$3.6	$—	$—

Liabilities
Contingent Consideration	$2.1	$—	$—	$2.1

Total liabilities at fair value	$2.1	$—	$—	$2.1

		Fair Value Measurements at July 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets
Cash equivalents	$0.8	$—	$0.8	$—
Plan assets for deferred compensation	2.7	2.7	—	—

Total assets at fair value	$3.5	$2.7	$0.8	$—

Liabilities
Foreign currency forward contracts	$0.2	$—	$0.2	$—

Total liabilities at fair value	$0.2	$—	$0.2	$—

Assets held in the deferred compensation plans will be used to pay benefits under our non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges. Accordingly, the fair value of these assets are categorized as Level 1 within the fair value hierarchy.

Our cash equivalents consist of highly liquid demand deposits and money market funds at highly rated financial institutions. The fair value of the demand deposits, which is determined by projecting future cash flows using an estimated economic life, does not deviate from the face value. Accordingly, the fair value of these assets are categorized as Level 2 within the fair value hierarchy.

The fair value of the liabilities arising from our foreign currency forward contracts is determined by valuation models based on market observable inputs, including forward and spot prices for currencies. Accordingly, the fair value of these liabilities are categorized as Level 2 within the fair value hierarchy.

The fair value of our contingent consideration obligation is based on significant unobservable inputs, including management estimates and assumptions, and is measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair value of this liability is categorized as Level 3 within the fair value hierarchy.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The fair value of the contingent payments associated with the acquisition of PocketSonics was calculated utilizing 100% for the earnout associated with the 510(k) clearance obtained from the Food and Drug Administration, or FDA, on April 9, 2014 and the anticipation of commercial launch in the first quarter of fiscal year 2015. As of July 31, 2014, the fair value of the contingent consideration payments associated with the sales volume target earnout was calculated utilizing a discount rate of 27.0%. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics to its then current fair value and record changes in the fair value to the Consolidated Statement of Operations. Changes in contingent consideration result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

The following are reconciliations of the changes in the fair value of contingent consideration in fiscal years 2014 and 2013:

	Years Ended
(in millions)	2014	2013
Beginning Balance	$—	$0.5
Acquisition – PocketSonics	1.9	—
Change in fair value	0.2	(0.1)
Payments	—	(0.4)

Ending Balance	$2.1	$—

9. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

(in millions)	July 31, 2014	July 31, 2013
Raw materials	$59.6	$63.5
Work-in-process	41.2	27.1
Finished goods	24.0	25.7

Total Inventory	$124.8	$116.3

10. Goodwill and intangible assets

Goodwill

The carrying value of our goodwill at July 31, 2014 and 2013 was $57.0 million and $50.1 million, respectively. The difference between the two periods relates to goodwill associated with the acquisition of PocketSonics of $6.9 million. Upon the acquisition of PocketSonics, we recorded goodwill of $2.8 million, representing the value of the opportunity of further strengthening our competitive position. The goodwill associated with the acquisition was increased by an additional $4.1 million for the deferred tax liability on the IPR&D, recorded at PocketSonics. Please refer to Note 3. Business Combinations for more information on the acquisition of PocketSonics.

The total amount of goodwill expected to be deductible for tax purposes was $3.7 million, for both fiscal years 2014 and 2013.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, trade names, and in-process research and development. The estimated useful lives for all of these intangible assets, excluding trade names and in-process research and development, as these are considered to have an indefinite life, are between 1 to 14 years. The carrying values of our indefinite lived intangible assets were $7.6 million and $9.5 million at July 31, 2014 and 2013, respectively.

Intangible assets at July 31, 2014 and 2013 consisted of the following:

		July 31, 2014			July 31, 2013
(in millions)	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years	$29.6	$9.0	$20.6	$18.1	$6.6	$11.5
Customer relationships	13 years	43.9	15.1	28.8	43.9	10.2	33.7
Trade names	3 years*	8.5	0.5	8.0	8.5	0.1	8.4
In-process research and development	—	—	—	—	1.9	—	1.9

Total intangible assets		$82.0	$24.6	$57.4	$72.4	$16.9	$55.5

*	$7.6 Million of Trade names are Non-Amortizable

Amortization expense related to intangible assets was $7.8 million, $4.1 million, and $3.1 million for fiscal years 2014, 2013 and 2012, respectively.

The estimated future amortization expenses related to intangible assets for succeeding fiscal years is expected to be as follows:

(in millions)
2015	$8.7
2016	7.8
2017	7.1
2018	6.1
2019	4.9
Thereafter	15.2

$49.8

We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2013. The goodwill as of December 31, 2013 relates to our acquisitions of Copley Controls in April 2008, Ultrasonix in March 2013 and PocketSonics in September 2013. In accordance with U.S. GAAP, we elected to bypass the qualitative assessment and proceeded to step one of the impairment test by comparing the fair value of the reporting units to their carrying values. The goodwill from the acquisition of Copley Controls, of $1.9 million, is included in our OEM reporting unit under the Medical Imaging segment. For purposes of assessing our annual impairment, the goodwill from the acquisitions of Ultrasonix and PocketSonics, of $55.1 million, is included in our Ultrasound reporting unit. Our impairment assessment considered both the market approach and income approach with different probabilities assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples and a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. We determined that the fair values of the OEM and Ultrasound reporting units were in excess of their carrying values, and therefore it was not necessary for us to perform step two of the impairment test.

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

Our IPR&D asset arises from our acquisition of PocketSonics. We determined the fair value of the IPR&D using a probability-adjusted cash flow model. We compared the fair value of the IPR&D using the income approach to its carrying value at December 31, 2013 and determined there was no impairment. In May 2014, the IPR&D was completed and we performed a qualitative assessment and determined that there was no impairment. Accordingly, the carrying amount of the IPR&D asset of $11.5 million was reclassified as developed technology and will be amortized over its estimated useful life of 10 years. We expect to utilize this IPR&D asset in our Ultrasound segment.

The current economic environment and the uncertainties regarding its impact on our business and our estimates for forecasted revenue and spending levels, made for purposes of our goodwill and trade name impairment testing during the second quarter of fiscal year 2014 may not be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of the reporting unit and trade name are not achieved, we may be required to record an impairment charge for the goodwill and trade name in future periods, whether in connection with our next annual impairment testing in the second quarter of the fiscal year ending July 31, 2015, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill and trade name impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

11. Commitments, guarantees and contingencies

Guarantees and indemnification obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2014.

Generally, we warrant that our products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the products to the customer for a period ranging from 12 to 60 months from the date of delivery. We provide for the estimated cost of product and service warranties based on specific warranty claims, claim history, and engineering estimates, where applicable.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The following table presents our accrued warranty liability for fiscal years 2014 and 2013:

	As of July 31, 2014	As of July 31, 2013
(in millions)
Product warranty liability, beginning balance	$6.5	$5.6
Provision
Provision	3.7	5.3
Ultrasonix warranty accrual acquired	—	1.2
Settlements made in cash or in kind during the period	(4.2)	(5.6)

Product warranty liability, ending balance	$6.0	$6.5

At July 31, 2014 and 2013, we had deferred revenue for extended product warranty contracts of $7.4 million and $8.0 million, respectively.

Revolving credit agreements

On October 11, 2011, we entered into a five-year, revolving credit agreement, or Credit Agreement, with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. The Credit Agreement provides $100.0 million in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty.

Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances to up to $150.0 million in aggregate. We are the sole borrower under the Credit Agreement. The obligations under the credit facility are guaranteed by our material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiaries.

Interest rates on borrowings outstanding under the credit facility would range from 1.25% to 2.00% above the LIBOR rate, or, at our option, would range from 0.00% to 1.00% above the defined base rate, in each case based on our leverage ratio. A quarterly commitment fee ranging from 0.20% to 0.35% per annum is applicable on the undrawn portion of the credit facility, based on our leverage ratio.

The Credit Agreement limits our ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis. In addition, the Credit Agreement requires us to maintain the following financial ratios.

•

A leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters earnings before interest, taxes, depreciation, and amortization, or EBITDA, of no greater than 2.75:1.00 at any time; and

•	An interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated interest charges of no less than 3.00:1.00 at any time.

At July 31, 2014, our leverage ratio was 0.003 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of July 31, 2014, we were in full compliance with all financial and operating covenants.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

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

As of July 31, 2014, we have approximately $4.4 million in other revolving credit facilities with banks available for direct borrowings. We did not have any borrowings outstanding under our credit facilities as of July 31, 2014 and 2013.

Asset retirement obligations, or ARO

As of July 31, 2014 and 2013, ARO for the estimated future costs associated with the estimated cost of restoring our leased facilities were $1.1 million and $1.0 million, respectively, and were included in Other liabilities in our Consolidated Balance Sheet. During fiscal years 2014 and 2013, we recorded an insignificant amount of accretion and foreign currency translation related to ARO.

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

Investigation regarding our Danish subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and have wound down the relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue and that it is reasonably likely that one or both of these entities may seek to impose sanctions and/or penalties on us in connection with a resolution of their inquiries. We are unable to estimate the potential penalties and/or sanctions that may ultimately be assessed. During fiscal year 2014, we incurred inquiry-related costs of approximately $1.4 million in connection with this matter, as compared to $1.2 million in fiscal year 2013.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

12. Leases and other commitments

Certain of our subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. We lease certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with our operating leases was approximately $2.1 million, $1.8 million, and $2.2 million in fiscal years 2014, 2013 and 2012, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 2014:

(in millions)
Fiscal Year
2015	$2.6
2016	1.4
2017	0.9
2018	0.6
2019	0.6
Thereafter	0.6

$6.7

At July 31, 2014, we had outstanding non-cancelable purchase orders aggregating to $60.1 million. The purchase orders are for manufacturing and non-manufacturing related goods and services.

13. Other income (expense)

Other income (expense) consists primarily of interest income on cash equivalents, gains on sale of other investments, and foreign exchange gains (losses).

Related to the acquisition of PocketSonics, we recognized a loss of $0.5 million during the first quarter of fiscal year 2014. Please refer to Note 3. Business Combinations for more information on the acquisition of PocketSonics.

We had foreign exchange (losses) gains totaling $(0.2) million, $(1.5) million, and $0.7 million during the fiscal years 2014, 2013, and 2012, respectively.

14. Retirement Plans

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

The Plan, as allowed under Section 401(k) of the Internal Revenue Code, permits tax-deferred salary and wage deductions for eligible employees. Employees may contribute from 1% to 80% of their eligible compensation to the Plan, limited to a maximum annual amount as determined by the IRS. We matched employee contributions up to 4% of eligible compensation.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

In addition to the 401(k) Plan provided to U.S. employees, we also provide benefits under defined contribution plans to our employees in Denmark and China. Our contributions to our defined contribution plans totaled $5.2 million, $4.9 million, and $4.5 million, in fiscal years 2014, 2013 and 2012, respectively.

Defined Benefit Retirement Plan

Our Canadian subsidiary, Analogic Canada Corporation, formerly known as ANRAD Corporation, sponsors a defined benefit retirement plan called the Analogic Canada Corporation Retirement Plan (the “Analogic Canada Plan”). The Analogic Canada Plan provides benefits to employees based on a formula recognizing length of service and final average earnings. The measurement date used for the plan is July 31. We recognize the periodic pension expense in our Consolidated Statements of Operations and the associated assets or liabilities on our Consolidated Balance Sheet.

The following tables provide information about benefit obligations, plan assets and funded status as of July 31, 2014 and 2013:

Change in Benefit Obligation

	Years Ended July 31,
	2014	2013
(in millions)
Balance at beginning of year	$14.5	$15.5
Current service cost	1.1	1.4
Foreign currency exchange gain	(0.9)	(0.4)
Interest cost	0.7	0.6
Net actuarial loss (gain)	3.3	(2.3)
Plan participants contributions	0.2	0.3
Benefit payments	(0.9)	(0.6)
Transfers from other plans	0.1	—

Balance at end of year	$18.1	$14.5

Change in Plan Assets

	2014	2013
(in millions)
Fair value at beginning of year	$13.4	$10.9
Actual return on plan assets	2.2	1.5
Employer contributions	1.5	1.6
Plan participant contributions	0.2	0.3
Benefits paid	(0.9)	(0.6)
Foreign currency exchange gain	(0.8)	(0.3)
Transfers from other plans	0.1	—

Fair value at end of year	$15.7	$13.4

Funded status	$(2.4)	$(1.1)

Recognized Long-term liability	$(2.4)	$(1.1)

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Accumulated Benefit Obligation (ABO)

ABO balances for the Analogic Canada Plan were $12.8 million and $10.2 million at July 31, 2014 and 2013, respectively.

Net Periodic Benefit Cost

The components of our net periodic benefit cost are as follows:

	Years Ended July 31,
	2014	2013	2012
(in millions)
Service cost	$1.1	$1.4	$1.1
Interest cost	0.6	0.6	0.6
Expected return on plan assets	(0.8)	(0.7)	(0.7)
Amortization of net actuarial loss recognized	0.1	0.4	0.2

Total net periodic benefit cost	$1.0	$1.7	$1.2

Amounts Recognized in Accumulated Other Comprehensive Income, Pretax

	Years Ended July 31,
	2014	2013
(in millions)
Net loss	$5.2	$3.6
Net transition asset	(0.1)	(0.1)

Accumulated other comprehensive loss	$5.1	$3.5

The estimated net actuarial loss for the Analogic Canada Plan that is expected to be amortized from stockholders’ equity into net pension cost in fiscal year 2015 is $0.2 million.

Actuarial Assumptions

Actuarial assumptions for the Analogic Canada Plan are described below. The discount rates at July 31 were used to measure the fiscal year end benefit obligations and the earnings effects for the subsequent year. The discount rate is based on high quality corporate bond spot rates with cash flows that match the timing and amount of expected benefit payments.

	Years Ended July 31,
	2014	2013	2012
Discount rate	4.80%	4.80%	4.20%
Expected return on assets	6.00%	6.00%	6.00%

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Funding Policy

The funding policy for the Analogic Canada Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts as we may determine to be appropriate. During fiscal years 2014, 2013 and 2012, we made contributions to the Analogic Canada Plan of $1.6 million, $1.7 million, and $1.1 million, respectively, and made payments for benefits and administrative expenses of $1.0 million, $0.6 million, and $0.1 million, respectively. In fiscal year 2015, we expect to make contributions and payments for benefits and administrative expenses of $0.9 million and $0.4 million, respectively.

Plan Assets

The Analogic Canada Plan assets are held in trust, as follows:

	July 31, 2014		July 31, 2013
	Target allocation	Actual allocation	Actual allocation
Equity securities	60.0%	60.9%	65.8%
Debt securities	40.0%	39.1%	34.2%

Total	100.0%	100.0%	100.0%

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

The fair value of the Analogic Canada Plan pension assets by asset category at July 31, 2014 and 2013 are as follows:

(in millions)	Fair Value Measurements at July 31, 2014
Assets	Quoted Prices in Active Markets for Indentical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Mutual funds (a)	$—	$—	$15.7	$15.7

Total	$—	$—	$15.7	$15.7

(in millions)	Fair Value Measurements at July 31, 2013
Assets	Quoted Prices in Active Markets for Indentical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Mutual funds (a)	$—	$—	$13.4	$13.4

Total	$—	$—	$13.4	$13.4

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

(a)	This comprises units of segregated pooled funds with an insurance company. These funds have underlying values primarily derived from mutual funds that have debt and equity securities, which are traded on an active market based on the closing price of each trading day.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	July 31, 2014	July 31, 2013
Balance at beginning of fiscal year	$13.4	$10.9
Actual return on plan assets
Relating to assets still held at end of fiscal year	2.2	1.6
Purchases, sales, and settlements	0.9	1.2
Foreign currency exchange losses	(0.8)	(0.3)

Balance at end of fiscal year	$15.7	$13.4

Estimated Future Benefit Payments

Estimated future benefit payments under the Analogic Canada Plan are as follows:

(in millions)	2015	2016	2017	2018	2019	2020-24
	$0.3	$0.4	$0.4	$0.4	$0.4	$3.1

15. Income taxes

The following table presents the provision for income taxes and our effective tax rate for the fiscal years ended July 31, 2014 and 2013:

	Years Ended July 31,
(in millions)	2014	2013
(Benefit from) provision for income taxes	$(5.4)	$13.0
Effective tax rate	-19%	29%

The effective income tax rate is based on the actual income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits, tax contingencies or other discrete items.

A reconciliation of income taxes at the U.S. statutory rate to the effective tax rate follows:

	Years Ended July 31,
	2014	2013	2012
U.S. Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	(3)	(1)	(1)
Domestic production benefit	(2)	(2)	(2)
General business credit (U.S. R&D)	(3)	(4)	(1)
Valuation allowance	—	1	1
Change in classification of Canadian entity	(40)	—	—
Effect of international operations	(9)	(2)	(3)
(Decrease) increase in tax reserves	(2)	1	(26)
Other items, net	5	1	—

Effective tax rate	(19%)	29%	3%

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Our effective tax rate before discrete items for fiscal year 2014 is lower than the statutory rate of 35%, primarily due to lower foreign tax rates and tax credits in the U.S. and Canada. The tax provision for fiscal year 2014 includes certain discrete tax benefits totaling $12.9 million. The discrete tax benefit for fiscal year 2014 consists primarily of a reduction in a net deferred tax liability of $8.8 million associated with a change in classification of our Canadian operations, a $2.7 million benefit associated with a US deduction for historical currency losses incurred as a result of operating offshore in a non-functional currency, and a $1 million reduction in uncertain tax positions primarily associated with federal tax credits for research and development, or R&D credits, following the conclusion of an Internal Revenue Service, or IRS, review for fiscal year 2009, along with $0.4 million of other items.

The effective tax rate for fiscal year 2013 was lower than the statutory rate of 35% due primarily to the reversal of tax reserves on U.S. federal and state tax returns as a result of the expiration of applicable statutes of limitations of $0.6 million including interest, the impact from retroactive extension of the U.S. R&D credit of $0.5 million, ongoing benefits of U.S. R&D credits, U.S. deductions for manufacturing activity, and lower foreign tax rates as compared to the U.S. statutory rate of 35%.

The components of the (benefit from) provision for income taxes are as follows:

	Years Ended July 31,
(in millions)	2014	2013	2012
Current income taxes provision (benefit):
U.S.:
Federal	$(5.2)	$11.1	$3.4
State	0.3	0.5	0.6
Non-U.S.	4.9	0.4	0.2

Current income tax provision	$—	$12.0	$4.2

Deferred income taxes (benefit) provision:
U.S.:
Federal	$(2.9)	$12.3	$(3.4)
State	(0.4)	(0.1)	—
Non-U.S.	(2.1)	(11.2)	0.3

Deferred income tax (benefit) provision	(5.4)	1.0	(3.1)

(Benefit from) provision for income taxes	$(5.4)	$13.0	$1.1

Income before income taxes from domestic and foreign operations is as follows:

	Years Ended July 31,
(in millions)	2014	2013	2012
Domestic	$0.9	$24.9	$30.2
Foreign	28.1	19.2	14.0

Income before income taxes	$29.0	$44.1	$44.2

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of July 31,
	2014	2013
(in millions)
Assets
Compensation	$10.1	$11.6
Accruals and reserves	4.9	5.1
Comprehensive income	1.4	—
Net operating losses and credit carryforwards	16.6	8.9
Other	3.4	3.3

Deferred tax assets	$36.4	$28.9
Valuation allowance	(6.6)	(6.3)

Total deferred tax assets	$29.8	$22.6

Liabilities
Depreciation related	$(7.9)	$(5.8)
Goodwill and intangibles	(7.8)	(4.3)
Comprehensive income	—	(0.2)

Total deferred tax liabilities	$(15.7)	$(10.3)

Net deferred taxes	$14.1	$12.3

As of July 31, 2014, we had net operating loss carryforwards in Belgium of approximately $3.7 million which have no expiration date, losses of $0.1 million in Italy that expire in 2017, losses of approximately $3.2 million in the United Kingdom which have no expiration date, losses of approximately $0.1 million in Denmark which have no expiration date, losses of $1.3 million in Canada that will expire in 2024, losses in the U.S. of $0.2 million that will expire in 2034 and losses of $1.0 million in France which have no expiration date. As of July 31, 2014, we also had state tax credit carryforwards of $9.6 million that will expire in 2029.

We do not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries of approximately $66 million, as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations would be the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.

We have determined that it is more likely than not that we will not recognize the benefit of certain foreign losses, state losses, and tax credits and, as a result, valuation allowances have been established at July 31, 2014 and 2013. The change in the valuation allowance in fiscal year 2014 is primarily the result of the addition of state credits and foreign losses where use is not more likely than not.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The following table summarizes the changes in our unrecognized income tax benefits for fiscal years 2014 and 2013:

	July 31,
(in millions)	2014	2013
Beginning balance	$7.3	$6.8
Increases based on tax positions related to current year	0.8	0.9
Increases for tax positions of prior years	0.4	0.2
Decreases for tax positions of prior years	(0.8)	—
Decreases due to settlements with taxing authorities	(0.1)	—
Decreases due to lapse of the applicable statute of limitations	(0.7)	(0.6)
Adjustment due to foreign exchange rate	—	—

Ending balance	$6.9	$7.3

Net interest as of end of fiscal year	$0.6	$0.7

The unrecognized tax benefits decreased to $6.9 million at July 31, 2014. If recognized in a future period, the timing of which is not estimable,we expect that approximately $5.2 million would reduce our effective tax rate, net of potential valuation allowances.

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. We have concluded all U.S. Federal income tax matters through the year ended July 31, 2010. In the next four quarters, the statute of limitations for our fiscal year ended July 31, 2011 may expire for U.S. Federal and state income taxes and for foreign subsidiaries and it is reasonably expected that net unrecognized benefits, including interest, of approximately $2.8 million may be recognized. During the fiscal year 2014, we reduced our uncertain tax benefits and accrued interest by $1.9 million as a result of the completion of the audit of fiscal year 2009, closing of statutes of limitation for the fiscal year 2007 for foreign subsidiaries and 2010 for domestic entities and the remeasurement of uncertain tax benefits in open years.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At July 31, 2014 and 2013, we had approximately $0.6 million and $0.7 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

Refundable and deferred income taxes at July 31, 2014 consisted of deferred tax assets of $9.3 million and refundable income tax assets of $9.3 million. Refundable and deferred income taxes at July 31, 2013 consisted of deferred tax assets of $6.8 million and refundable income tax assets of $1.0 million. The refundable income tax assets include expected Federal, state, and foreign refunds that are expected to be received within the next twelve months.

16. Segment and geographic information

Our business is strategically aligned into three reportable segments: Medical Imaging, Ultrasound, and Security Technology. Our business segments are described as follows:

•

Medical Imaging primarily includes systems and subsystems for CT and MRI medical imaging equipment as well as state-of-the-art, selenium-based detectors for screening of breast cancer and other diagnostic applications in mammography.

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery (including robotic assisted surgery), anesthesia and point-of-care markets.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

•	Security Technology includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in the checked baggage screening at airports worldwide.

The table below presents information about our reportable segments:

	Years Ended July 31,
(in millions)	2014	2013	2012
Product Revenue:
Medical Imaging	$291.3	$305.6	$290.7
Ultrasound	152.3	149.6	151.2
Security Technology	65.9	71.6	52.8

Total product revenue, net	$509.5	$526.8	$494.7

Engineering Revenue:
Medical Imaging	$4.3	$13.0	$11.1
Ultrasound	0.2	0.2	—
Security Technology	3.5	10.4	10.8

Total engineering revenue, net	$8.0	$23.6	$21.9

Net Revenue:
Medical Imaging	$295.6	$318.6	$301.8
Ultrasound	152.5	$149.8	151.2
Security Technology	69.4	$82.0	63.6

Total net revenue	$517.5	$550.4	$516.6

Income (loss) before income taxes:
Medical Imaging (A)	$31.0	$31.9	$18.9
Ultrasound (B)	(6.8)	(3.7)	10.8
Security Technology (C)	4.9	17.2	10.3

Total income from operations	29.1	45.4	40.0
Total other (expense) income, net	(0.1)	(1.3)	4.2

Income before income taxes	$29.0	$44.1	$44.2

	As of July 31,
(in millions)	2014	2013
Assets by segment:
Medical Imaging (D)	$218.5	$217.1
Ultrasound (E)	235.5	218.5
Security Technology	35.0	53.3

Total reportable segment assets	489.0	488.9
Corporate assets (F)	125.3	98.9

Total assets	$614.3	$587.8

	As of July 31,	As of July 31,
(in millions)	2014	2013
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	55.1	48.2

Total goodwill	$57.0	$50.1

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

(A)	Includes restructuring charges of $1.7 million and $1.1 million for fiscal years 2014 and 2013, respectively. Includes $2.2 million of contingent consulting fees related to the tax refund and related interest received in fiscal year 2012.
(B)	Includes restructuring charges of $1.4 million and $2.2 million for fiscal year 2014 and 2013, respectively.
(C)	Includes restructuring charges of $0.4 million and $0.2 million for fiscal year 2014 and 2013, respectively. Includes $0.5 million of contingent consulting fees related to the tax refund and related interest received in fiscal year 2012.
(D)	Includes net intangible assets from acquisitions of $26.0 million and $29.4 million, respectively at July 31, 2014 and 2013.
(E)	Includes net intangible assets from acquisitions of $19.9 million and $24.2 million, respectively at July 31, 2014 and 2013, relating to our acquisition of Ultrasonix during the third quarter of fiscal year 2013.
(F)	Includes cash, cash equivalents and marketable securities of $60.9 million and $57.4 million, as of July 31, 2014 and 2013, respectively.

Information regarding share-based compensation and depreciation and amortization by segment for the fiscal years 2014, 2013 and 2012 are as follows:

	Years Ended July 31,
(in millions)	2014	2013	2012
Share-based compensation expense:
Medical Imaging	$6.6	$7.6	$7.8
Ultrasound	2.8	2.1	3.6
Security Technology	2.1	1.9	2.0

Total share-based compensation expense	$11.5	$11.6	$13.4

Depreciation and amortization:
Medical Imaging	$11.5	$11.5	$11.5
Ultrasound	9.1	4.7	5.1
Security Technology	1.5	1.1	1.2

Total depreciation and amortization	$22.1	$17.3	$17.8

Information regarding geographic areas for fiscal years 2014, 2013, and 2012 are as follows:

	Years Ended July 31,
(in millions)	2014	2013	2012
Net Revenue:
United States	$183.8	$209.6	$199.5
Japan	66.2	87.0	81.9
Germany	61.8	69.8	63.5
Netherlands	70.2	69.7	61.4
Other	135.5	114.3	110.3

Total net revenue	$517.5	$550.4	$516.6

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

	July 31,
	2014	2013	2012
Property, plant and equipment, net:
United States	$66.1	$62.6	$50.7
Denmark	19.8	19.7	18.6
China	20.0	20.2	19.0
Other (A)	8.3	8.5	8.5

Total property, plant and equipment, net	$114.2	$111.0	$96.8

(A)	– Other property, plant and equipment are primarily in Canada.

Revenues are attributed to countries based on the location of our customers. For OEM sales, our customer location may differ from the location where the ultimate completed systems are sold by the OEM into the market.

17. Common stock repurchases

On December 9, 2010, we announced that our board of directors had authorized the repurchase of up to $30.0 million of our common stock. During fiscal year 2012, we repurchased 286,390 shares of common stock under this repurchase program for $14.8 million at an average purchase price of $51.73 per share. The 2010 repurchase program was completed in the second quarter of fiscal year 2012. The cumulative shares that were repurchased and retired under the program were 586,679 shares of common stock for $30.0 million at an average price of $51.14 per share.

On December 8, 2011, we announced that our board of directors had authorized the repurchase of up to an additional $30.0 million of our common stock. During fiscal year 2014, we repurchased 166,361 shares of common stock under this repurchase program for $13.5 million at an average purchase price of $81.33 per share. During the fiscal year 2013, we repurchased and retired 111,816 shares of common stock under this repurchase program for $7.9 million at an average purchase price of $71.06 per share. The 2011 repurchase program was completed in the fourth quarter of fiscal year 2014. The cumulative shares that were repurchased and retired under the program were 415,768 shares of common stock for $30.0 million at an average price of $71.98 per share.

On June 2, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock. The repurchase program will be funded by our available cash. The repurchase program does not have a fixed expiration date. As of July 31, 2014, we had repurchased and retired a total of 18,683 shares of common stock under this repurchase program for $1.4 million at an average purchase price of $76.22 per share.

18. Related party transactions

On July 25, 2011, we entered into an agreement to sell our 25% interest in a China-based affiliate for $2.5 million. The book value of the interest in the China-based affiliate was written down to $0 in fiscal year 2006, and we, upon final approval of the transaction by the Chinese government and receipt of the proceeds, recorded a gain on sale of other investments of $2.5 million in fiscal year 2012. During fiscal year 2012, there were no sales to this China-based affiliate.

19. Accumulated Other Comprehensive Income (Loss)

Components of comprehensive income include net income and certain transactions that have generally been reported in the Consolidated Statements of Changes in Stockholders’ Equity. Other comprehensive income

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

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

The following table summarizes the components of accumulated other comprehensive income (loss):

(in millions)	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Unrealized Gain (Loss) on Pension Plan	Currency Translation	Accumulated Other Comprehensive Income
Balance as of July 31, 2011	$—	$(3.1)	$14.6	$11.5

Pre-tax change before reclass to earnings	0.1	(2.7)	(7.0)	(9.6)
Amount reclassed to earnings	—	0.2	—	0.2
Income tax (provision) benefit	(0.1)	0.9	(0.6)	0.2

Balance as of July 31, 2012	(0.0)	(4.7)	7.0	2.3

Pre-tax change before reclass to earnings	(0.1)	3.3	4.3	7.5
Amount reclassed to earnings	(0.1)	0.4	—	0.3
Income tax benefit (provision)	0.1	(1.3)	0.2	(1.0)

Balance as of July 31, 2013	(0.1)	(2.3)	11.5	9.1

Pre-tax change before reclass to earnings	—	(1.9)	(0.2)	(2.1)
Amount reclassed to earnings	0.1	0.1	—	0.2
Income tax benefit (provision)	—	0.5	0.1	0.6

Balance as of July 31, 2014	$—	$(3.6)	$11.4	$7.8

The ineffective portion of the unrealized gains and losses on foreign currency forward contracts and unrealized gains or losses on currency translation is included in Other income (expense) on our Consolidated Statement of Operations.

20. Quarterly results of operations (unaudited)

The following is a summary of unaudited quarterly results of operations for fiscal years 2014 and 2013:

	Year 2014
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$110.1	$141.4	$124.0	$142.0
Gross profit	42.9	61.1	53.4	62.3
Net (loss) income	(3.8)	19.3	7.8	11.2
Basic net (loss) income per share	$(0.30)	$1.55	$0.63	$0.90
Diluted net (loss) income per share	$(0.30)	$1.53	$0.61	$0.89

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

	Year 2013
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$119.9	$138.5	$125.8	$166.2
Gross profit	45.1	55.4	49.1	67.1
Net income	4.4	9.8	5.2	11.7
Basic net income per share	$0.36	$0.80	$0.42	$0.96
Diluted net income per share	$0.35	$0.78	$0.41	$0.93

As discussed in Note 4. Restructuring charges, we recorded restructuring costs of $2.9 million in the fourth quarter of fiscal year 2014 with respect to the 2014 restructuring plan. During the second quarter of fiscal year 2014, we also recorded restructuring costs of $0.6 million with respect to the 2013 restructuring plan.

As discussed in Note 3. Business combination, during the first quarter of fiscal year 2014, we recorded a loss of $0.5 million related to our 10% pre-acquisition equity interest in PocketSonics.

As discussed in Note 15. Income taxes, during the second quarter of fiscal year 2014, we recognized a discrete tax benefit of $8.8 million associated with a change in classification of our Canadian operations.

As discussed in Note 4. Restructuring charges, during the third and fourth quarters of fiscal year 2013, we recorded restructuring charges of $0.5 million and $3.0 million, respectively.

As discussed in Note 3. Business combination, during the second, third and fourth quarters of fiscal year 2013, we recorded acquisition related expense of $0.7 million, $1.9 million, and $3.1 million, respectively, in association with the Ultrasonix acquisition.

21. Subsequent events

On September 4, 2014, we entered into an asset purchase agreement with Pathfinder Therapeutics, Inc., or Pathfinder, pursuant to which we agreed to purchase certain assets and assume certain liabilities relating to Pathfinder’s surgical planning and guidance business, for an aggregate consideration of $1.5 million. Subject to satisfaction of certain closing conditions enumerated in the asset purchase agreement, we expect the transaction to close in the first quarter of fiscal year 2015.

On September 9, 2014, our Board of Directors declared a dividend of $0.10 per common share payable on October 10, 2014 to stockholders of record on September 25, 2014.

ANALOGIC CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended July 31, 2014	$0.6	$0.2	$—	$0.8
Year ended July 31, 2013	$0.3	$0.4	$(0.1)	$0.6
Year ended July 31, 2012	$0.6	$0.2	$(0.5)	$0.3

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Income Tax Valuation Allowance
Year ended July 31, 2014	$6.3	$0.4	$(0.1)	$6.6
Year ended July 31, 2013	$5.5	$0.8	$—	$6.3
Year ended July 31, 2012	$5.2	$0.5	$(0.2)	$5.5

Changes in valuation allowance represents changes in Federal, state and foreign tax attributes for which we believe it is more likely than not that they will not be able to be utilized.

INDEX TO EXHIBITS

	2.1	Shares Purchase Agreement, dated as of January 30, 2008, between Analogic Corporation and Chonqing Anke Medical Equipment Co.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.2	Termination Agreement, dated as of January 30, 2008, between Analogic Corporation and Shenzhen Anke High-Tech Company Limited	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.3	Agreement and Plan of Merger, dated as of March 5, 2008, by and among Analogic Corporation, Canton Merger Corporation, Copley Controls Corporation (“Copley”), the Principal Shareholders of Copley named therein, the Additional Shareholders of Copley named therein and Matthew Lorber, as the Security holders’ Representative	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2008

	2.4	Purchase and Sale Agreement, dated as of October 14, 2010, by and among Analogic Corporation, Anadventure II Corporation, and Sigma Phi Alpha Corporation	Exhibit 2.1 to the Company’s Current Report on Form 8-k filed on October 14, 2010

	2.5	Arrangement Agreement, dated January 7, 2013, by and among Analogic Corporation, 8385998 Canada Inc., Ultrasonix Medical Corporation and Scott Ratushny, Ronald Pelzer and Laurent Pelissier, solely in their capacity as the representatives of Ultrasonix.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 8, 2013.

	3.1	Restated Articles of Organization, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009

	3.2	By-laws, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010

*	10.1	Form of Indemnity Agreement	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

*	10.2	Form of Indemnity Agreement for Directors and Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2007

*	10.3	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2006

*	10.4	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.5	Amended and Restated Employee Stock Purchase Plan	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 27, 2014

*	10.6	Form of Annual Retainer Deferral Election under Amended and Restated Employee Stock Purchase Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2013

*	10.7	Key Employee Incentive Stock Option Plan dated June 11, 1993, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.8	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.9	Form of Stock Option Grant for 1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.10	Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.11	Form of Stock Options Grant for Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.12	Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004

*	10.13	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.14	2007 Stock Option Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.15	Form of Stock Option Award Agreement for 2007 Stock Option Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.16	2007 Restricted Stock Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.17	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan used for awards granted prior to October 14, 2009	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.18	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan used for awards granted on October 14, 2009	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010

*	10.19	Analogic Corporation Amended and Restated 2009 Stock Incentive Plan	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014

*	10.20	Form of Performance-Based Restricted Stock Unit Award Agreement for the Analogic Corporation 2009 Stock Incentive Plan (used prior to September 9, 2013)	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2010

	10.21	Form of Performance-Based Restricted Stock Unit Award Agreement for the Analogic Corporation 2009 Stock Incentive Plan (used subsequent to September 9, 2013)	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 13, 2013

*	10.22	Form of Time-Based Restricted Stock Unit Agreement for 2009 Stock Incentive Plan (used prior to September 9, 2013)	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the six months ended January 31, 2010

	10.23	Form of Time-Based Restricted Stock Unit Agreement for 2009 Stock Incentive Plan (used subsequent to September 9, 2013)	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 13, 2013

	10.24	Restricted Stock Unit Agreement between Analogic Corporation and James Green dated March 8, 2013	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended January 31, 2013

*	10.25	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan (used prior to September 9, 2013)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2011

	10.26	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan (used subsequent to September 9, 2013)	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 13, 2013

*	10.27	Amended and Restated Non-Employee Director Stock Plan	Appendix B to the Company’s Definitive Proxy Statement dated November 25, 2011 for the Company’s Annual Meeting of Stockholders held January 23, 2012

*	10.28	Nonqualified Deferred Compensation Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008

*	10.29	Non-Qualified Stock Option Program for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended April 30, 2012

*	10.30	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors for 2009 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended April 30, 2012

*	10.31	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2014 Annual Incentive Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2013

*	10.32	2014 Annual Incentive Plan	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 27, 2014

*	10.33	Analogic 401(k) Plan (January 1, 2007 Restatement)	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

	10.34	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2013 Annual Incentive Plan	Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2012

*	10.35	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2012 Annual Incentive Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2011

*	10.36	Form of Notice to Executive Officers (who are Business Unit heads) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2011	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2011

*	10.37	Form of Notice to Executive Officers (at Vice President or higher level) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2011	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2010

*	10.38	Separation Agreement between Mr. Melson and the Company dated March 2, 2012	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2012

*	10.39	Employment Agreement between Ms. Consylman and the Company entered into on January 24, 2012.	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 27, 2012

*	10.40	Letter Agreement between Analogic Corporation and Mervat Faltas, dated March 31, 2010 and accepted and agreed to by Ms. Faltas on April 29, 2010	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2011

*	10.41	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007 and accepted and agreed to by Mr. Green on May 1, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007

*	10.42	Amendment, dated December 24, 2008, to the Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.43	Letter Agreement, dated as of November 23, 2007, between Analogic Corporation and Bernard M. Gordon	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2007

*	10.44	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007

*	10.45	Amendment, dated December 24, 2008, to Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.46	Form of Change of Control Agreement for Certain Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007

*	10.47	Incumbent Director Resignation Policy	Appendix C to the Company’s Definitive Proxy Statement dated November 28, 2008 for the Company’s Annual Meeting of Stockholders held January 26, 2009

*	10.48	Severance Plan for Management Employees, as Amended and Restated, effective as of December 31, 2008	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.49	Employment Agreement, dated June 8, 2009, between Analogic Corporation and Michael L. Levitz	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2009

	10.50	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005

	10.51	Credit Agreement by and among Analogic Corporation, the financial institutions identified therein as lenders, Sovereign Bank as Administrative Agent, and TD Bank, N.A., as Documentation Agent dated October 11, 2011.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2011

	10.52	Guaranty by Anadventure 3 Corporation in favor of the Lenders dated October 11, 2011.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2011

	10.53	Pledge Agreement between Analogic Corporation and Sovereign Bank over the shares and preferred equity certificates of Analogic Holding Luxembourg S.à.r.l.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2011

	10.54	Pledge Agreement between Analogic Corporation and Sovereign Bank over all of the shares of capital stock or other equity interests of Ultrasonix Medical Corporation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2014

	21	List of Subsidiaries

	23	Consent of PricewaterhouseCoopers LLP

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	101.INS	XBRL Instance Document.

**	101.SCH	XBRL Taxonomy Extension Schema Document.

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document.

**	101.LAB	XBRL Taxonomy Label Linkbase Document.

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document.

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement
**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 31, 2014 and July 31, 2013, (ii) Consolidated Statements of Operations for the years ended July 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended July 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2014, 2013, and 2012, (v) Consolidated Statements of Cash Flows for the years ended July 31, 2014, 2013, and 2012, and (vi) Notes to Consolidated Financial Statements.