Form 10-Q
period 2014-10-31
ANALOGIC CORP
filed 2014-12-10
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of December 3, 2014, there were 12,373,402 shares of common stock outstanding.

ANALOGIC CORPORATION

Form 10-Q – Quarterly Report

For the Quarterly Period Ended October 31, 2014

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	As of October 31, 2014	As of July 31, 2014
Assets
Current assets:
Cash and cash equivalents	$116,443	$114,540
Accounts receivable, net of allowance for doubtful accounts of $835 and $800 as of October 31, 2014 and July 31, 2014, respectively	85,961	106,436
Inventory	136,570	124,777
Refundable and deferred income taxes	17,519	18,599
Other current assets	9,635	9,422
Total current assets	366,128	373,774
Property, plant, and equipment, net	112,156	114,165
Intangible assets, net	56,116	57,366
Goodwill	57,589	56,955
Deferred income taxes	6,626	7,475
Other assets	4,701	4,607
Total Assets	$603,316	$614,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,111	$37,241
Accrued employee compensation and benefits	16,849	16,305
Accrued warranty	6,185	5,968
Accrued restructuring charges	2,309	3,431
Deferred revenue	8,846	10,761
Customer deposits	2,953	3,046
Other current liabilities	7,041	7,761
Total current liabilities	78,294	84,513

Long-term liabilities:
Accrued income taxes	5,301	5,211
Deferred income taxes	1,548	2,657
Other long-term liabilities	9,651	9,381
Total long-term liabilities	16,500	17,249

Guarantees, commitments, and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,374,805 shares issued and outstanding as of October 31, 2014; 30,000,000 shares authorized and 12,372,992 shares issued and outstanding as of July 31, 2014	618	619
Capital in excess of par value	126,062	125,679
Retained earnings	377,667	378,477
Accumulated other comprehensive income	4,175	7,805
Total stockholders’ equity	508,522	512,580
Total Liabilities and Stockholders’ Equity	$603,316	$614,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the Three Months Ended October 31
	2014	2013
Net revenue:
Product	$116,935	$108,454
Engineering	1,381	1,628
Total net revenue	118,316	110,082
Cost of sales:
Product	65,138	65,626
Engineering	1,179	1,520
Total cost of sales	66,317	67,146
Gross profit	51,999	42,936
Operating expenses:
Research and product development	17,369	18,854
Selling and marketing	15,509	14,570
General and administrative	14,222	14,916
Restructuring	(58)	(39)
Total operating expenses	47,042	48,301
Income (loss) from operations	4,957	(5,365)
Other income (expense), net	118	(421)
Income (loss) before income taxes	5,075	(5,786)
Provision for (benefit from) income taxes	1,421	(2,011)
Net income (loss)	$3,654	$(3,775)
Net income (loss) per common share:
Basic	$0.29	$(0.30)
Diluted	$0.29	$(0.30)
Weighted average shares outstanding:
Basic	12,407	12,443
Diluted	12,570	12,443

Dividends declared and paid per share:	$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	For the Three Months Ended October 31
	2014	2013
Net income (loss)	$3,654	$(3,775)
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	(3,630)	1,057
Unrealized gains on foreign currency forward contracts, net of tax	-	18

Total other comprehensive (loss) income, net of tax	(3,630)	1,075

Total comprehensive income (loss)	$24	$(2,700)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended October 31
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$3,654	$(3,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred income taxes	603	2,673
Depreciation and amortization	5,651	5,390
Share-based compensation expense	2,592	2,735
Excess tax benefit from share-based compensation	(180)	(3,064)
Write-down of inventory to net realizable value	1,213	300
Provision for doubtful accounts, net of recovery	35	(7)
Loss on investment	-	484
(Gain) loss on sale of property, plant and equipment	(35)	13
Net changes in operating assets and liabilities, exclusive of acquisition related assets and liabilities:
Accounts receivable	19,554	26,599
Inventory	(13,485)	(2,612)
Other current assets	(620)	(606)
Accounts payable	(3,171)	397
Accrued liabilities	(791)	(9,733)
Customer deposits	(81)	21
Deferred revenue	(1,884)	1,475
Accrued income taxes	627	(10,126)
Other liabilities	328	492
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	14,010	10,656

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(2,665)	(4,163)
Acquisition of business, net of cash acquired	(1,600)	(10,561)
Purchases of marketable securities in Rabbi Trust under the Non Qualified Deferred Compensation Plan	(200)	-
Proceeds from the sale of property, plant, and equipment	127	45
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,338)	(14,679)

FINANCING ACTIVITIES
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	152	3,848
Shares repurchased for taxes for vested employee restricted stock grants	(1,605)	(6,085)
Excess tax benefit from share-based compensation	180	3,064
Repurchase of common stock	(3,682)	(3,731)
Dividends paid to shareholders	(1,384)	(1,243)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(6,339)	(4,147)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,430)	213

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,903	(7,957)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	114,540	113,033

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$116,443	$105,076

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in millions, except share and per share data)

1. Business

Company

Throughout this Quarterly Report on Form 10-Q, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation.

Basis of Presentation

Our unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission, or SEC, for quarterly reports on Form 10-Q. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We report our financial condition and results of operations on a fiscal year basis ending on July 31st of each year.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2014, or fiscal year 2014, included in our Annual Report on Form 10-K as filed with the SEC on September 26, 2014. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP in the United States of America.

Consolidation

The unaudited consolidated financial statements presented herein include our accounts and those of our subsidiaries, all of which are wholly owned. Investments in companies in which ownership interests range from 10 to 50 percent and for which we exercise significant influence over the investee’s operating and financial policies, are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

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

2. Recent Accounting Pronouncements

Recently adopted

Foreign currency matters

In March 2013, the Financial Accounting Standards Board, or FASB, issued an update which amends guidance on foreign currency matters and consolidations to address diversity in practice related to the release of cumulative translation adjustments, or CTA, into earnings upon the occurrence of certain de-recognition events. The update reflects a compromise between the CTA release guidance included within foreign currency matters and the loss of control concepts included within consolidation guidance. It precludes the release of CTA for de-recognition events that occur within a foreign entity, unless such events represent a complete or substantially complete liquidation of the foreign entity. De-recognition events related to investments in a foreign entity result in the release of all CTA related to the derecognized foreign entity, even when a non-controlling financial interest is retained. The update also amends guidance on business combinations and for transactions that result in a company obtaining control of a business in a step acquisition by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. This update should be applied prospectively and prior periods should not be adjusted. The update is effective for us beginning on August 1, 2014. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

Not yet effective

Revenue from contracts with customers

In May 2014, the FASB issued an update which provides guidance for revenue recognition. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition requirement and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update should be applied modified retrospectively or restrospectively. This update will be effective for us in the first quarter of fiscal year 2018. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this update on our Consolidated Financial Statements.

3. Business Combinations

Pathfinder Therapeutics, Inc., or Pathfinder

On October 28, 2014, we acquired certain assets and assumed liabilities related to the surgical planning and guidance business of Pathfinder Therapeutics, Inc. for $1.6 million paid in cash at the acquisition date. The acquisition has been accounted for as an acquisition of a business.

The following table summarized the purchase price allocation based on preliminary estimates of the fair values of the separately identifiable assets acquired and liabilities assumed as of the acquisition date. We continue to obtain information to complete our valuation of these accounts and the associated tax accounting:

(in millions)
Inventory and receivables		$0.1
Goodwill		0.6
Intangible assets:
Developed technology (estimated useful life of 10 years)	0.7
Customer Relationships (estimated useful life of 2 years)	0.2
Tradename (estimated useful life of 5 years)	0.1

Total intangible assets		1.0

Total assets acquired		1.7
Accrued liabilities		(0.1)

Total liabilities assumed		(0.1)

Total purchase price		$1.6

We estimated the fair value of identifiable acquisition-related intangible assets primarily based on discounted cash flows projections that will arise from these assets. We use significant judgment with regard to assumptions used in the determination of fair value such as discount rates and the determination of the estimated useful lives of the intangible assets.

The total weighted average amortization period for the intangible assets is approximately 10 years. Goodwill associated with the acquisition was primarily attributable to the opportunities from the addition of Pathfinder’s product portfolio and technology which complement our suite of products. The goodwill from this acquisition will be deductible for tax purposes over the statutory 15 year period.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

During the three months ended October 31, 2014, we incurred acquisition costs of approximately $0.1 million which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our consolidated statement of operations.

The pro forma financial information for the three months ended October 31, 2014 and 2013, including revenue and net income, is deemed immaterial.

PocketSonics, Inc., or PocketSonics

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

We finalized the purchase accounting for the PocketSonics acquisition during the fiscal year 2014. The following table summarizes the fair values of the separately identifiable assets acquired and liabilities assumed as of September 20, 2013:

(in millions)
Cash	$0.5
Goodwill	6.9
IPR&D	11.5

Total assets acquired	18.9
Accounts payable and accrued expenses	(0.3)
Deferred taxes	(4.1)

Total liabilities assumed	(4.4)

Total purchase price	$14.5

In determining the fair value, we considered, among other factors, market participants’ intentions to use the acquired assets and the historical and estimated future demand for PocketSonics products and services. We recognized an IPR&D asset of $11.5 million. The fair value of the asset was determined by a probability adjusted cash flow analysis. In May 2014, we determined that the IPR&D was completed and reclassified as developed technology that is being amortized over its estimated useful life of 10 years.

In connection with this acquisition, we recorded a fair value contingent consideration obligation of $1.9 million, with potential exposure of up to $3.0 million payable upon the achievement of certain milestones relating to the PocketSonics technology. The contingent earn out payments to the sellers of PocketSonics would be payable upon commercial launch and achievement of volume sales target as defined in the asset purchase agreement. The $1.9 million fair value was estimated through a valuation model that incorporates probability adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 input measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration liability and reflected within our consolidated statement of operations within selling and marketing expenses. For additional information related to the fair value of this obligation, please refer to Note 7. Fair Value Measurements.

We also recorded a goodwill asset of $6.9 million, representing the value of the opportunity of further strengthening our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The goodwill will not be deductible for tax purposes.

We recognized a loss of $0.5 million related to our 10% pre-acquisition equity interest, which is reflected as a component of other expense, net within our consolidated statement of operations for the three months ended October 31, 2013.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

During the three months ended October 31, 2013, we incurred acquisition costs of approximately $0.1 million which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our consolidated statement of operations.

4. Accounts Receivable, Net

Our accounts receivable arise primarily from products sold and services provided in the U.S., Europe and Asia. The balance in accounts receivable represents the amount due from our domestic and foreign original equipment manufacturers, or OEM, customers, distributors and end users. The majority of our accounts receivable have standard payment terms that require payment within 30 days. We perform ongoing credit evaluations of our customers’ financial condition and continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon specific customer collection issues that have been identified. Amounts determined to be uncollectible are charged or written off against the reserve. To date, our historical write-offs of accounts receivable have been minimal.

Our top ten customers combined accounted for approximately 64% and 62% of our total net revenue for the three months ended October 31, 2014 and 2013, respectively. Our customers, which individually accounted for 10% or more of our net revenue, are set forth in the table below:

	For the Three Months Ended October 31
	2014	2013
Koninklijke Philips Electronics N.V., or Philips	11%	17%
Siemens AG, or Siemens	13%	10%
Toshiba Corporation, or Toshiba	13%	*

Note	(*): Total net revenue was less than 10% in this period.

The following table summarizes our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of October 31, 2014	As of July 31, 2014
Philips	15%	16%
L-3 Communications Security and Detection Systems, or L-3	14%	16%
Toshiba	*	11%

Note	(*): Total net accounts receivable due from client was less than 10% in this period.

5. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

(in millions)	As of October 31, 2014	As of July 31, 2014
Raw materials	$64.7	$59.6
Work in process	45.6	41.2
Finished goods	26.3	24.0

Total inventory	$136.6	$124.8

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

6. Goodwill and Other Intangible Assets

Goodwill

The carrying value of our goodwill at October 31, 2014 and July 31, 2014 was $57.6 million and $57.0 million, respectively. The difference between the two periods relates to goodwill associated with the acquisition of Pathfinder of $0.6 million. Please refer to Note 3. Business Combinations for more information on the acquisition of Pathfinder.

Intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and trade names. The estimated useful lives for all of these intangible assets, excluding a trade name, as this is considered to have an indefinite life, are between 1 to 14 years. The carrying value of our indefinite lived intangible assets was $7.6 million at both October 31, 2014 and July 31, 2014.

Intangible assets are summarized as follows:

			October 31, 2014			July 31, 2014
(in millions)	Weighted-Average Amortization Period		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years		$30.2	$9.8	$20.4	$29.6	$9.0	$20.6
Customer relationships	13 years		44.1	16.4	27.7	43.9	15.1	28.8
Trade names	3 years	*	8.6	0.6	8.0	8.5	0.5	8.0
Total intangible assets			$82.9	$26.8	$56.1	$82.0	$24.6	$57.4

* - $7.6 Million of Trade names are Non-amortizable

Amortization expense related to acquired intangible assets was $2.2 million and $1.9 million for the three months ended October 31, 2014 and 2013, respectively.

The estimated future amortization expenses related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

Estimated future amortization expense
2015 (remaining nine months)	$6.6
2016	7.9
2017	7.2
2018	6.2
2019	5.0
Thereafter	15.6

$48.5

We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2013 and concluded that there was no impairment.

7. Fair Value Measurements

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

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

The following table provides the assets and liabilities carried at fair value and measured on a recurring basis at October 31, 2014 and July 31, 2014:

		Fair Value Measurements at October 31, 2014
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Plan assets for deferred compensation	$3.8	$3.8	$-	$-
Total assets at fair value	$3.8	$3.8	$-	$-
Liabilities
Contingent Consideration	$2.1	$-	$-	$2.1
Total liabilities at fair value	$2.1	$-	$-	$2.1

		Fair Value Measurements at July 31, 2014
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Plan assets for deferred compensation	$3.6	$3.6	$-	$-
Total assets at fair value	$3.6	$3.6	$-	$-
Liabilities
Contingent Consideration	$2.1	$-	$-	$2.1
Total liabilities at fair value	$2.1	$-	$-	$2.1

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

The fair value of the contingent payments associated with the acquisition of PocketSonics was calculated utilizing 100% for the earn out associated with the Section 510(k) clearance obtained from the Food and Drug Administration, or FDA, on April 9, 2014 and the anticipation of commercial sales, as defined in the purchase agreement, in fiscal year 2015. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics to its then current fair value and record changes in the fair value to the Consolidated Statement of Operations. Changes in contingent consideration result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There was no change in the fair value of our contingent consideration obligation during the three months ended October 31, 2014.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

8. Common Stock Repurchases

On June 2, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock. Repurchases under this program will be funded by our available cash. The repurchase program does not have a fixed expiration date. During the three months ended October 31, 2014, we repurchased and retired 52,746 shares of common stock under this repurchase program for $3.7 million at an average purchase price of $69.78 per share. As of October 31, 2014, in total we have repurchased and retired 71,429 shares of common stock under this repurchase program for $5.1 million at an average purchase price of $71.46 per share.

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

9. Accumulated Other Comprehensive Income

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

The following table summarizes components of accumulated other comprehensive income as follows:

(in millions)	Unrealized Gains (Losses) on Pension Plan	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of July 31, 2014	$(3.6)	$11.4	$7.8
Pre-tax change before reclass to earnings	-	(3.5)	(3.5)
Income tax benefit (provision)	-	(0.1)	(0.1)
Balance as of October 31, 2014	$(3.6)	$7.8	$4.2

The ineffective portion of the unrealized gains or losses on foreign currency forward contracts and unrealized gains or losses on currency translation are included in other expense, net on our consolidated statement of operations.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

10. Share-based Compensation

The following table presents share-based compensation expense included in our consolidated statements of operations:

	For the Three Months Ended October 31
(in millions)	2014	2013
Cost of product sales	$0.2	$0.2
Cost of engineering sales	—	0.1
Research and product development	0.7	0.6
Selling and marketing	0.3	0.3
General and administrative	1.4	1.5
Total share-based compensation expense before tax	2.6	2.7
Income tax effect	(0.8)	(0.9)
Share-based compensation expense included in net income (loss)	$1.8	$1.8

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	For the Three Months Ended
	October 31
	2014	2013
Expected option term in years (1)	5.31	5.37
Expected volatility (2)	29.3%	38.6%
Risk-free interest rate (3)	1.83%	1.77%
Expected annual dividend yield (4)	0.56%	0.52%

(1)	The expected option term was estimated using historical data.
(2)	The expected volatility for each grant is determined based on the review of the average of historical daily price changes of our common stock over the expected option term.
(3)	The risk-free interest rate is determined based on the yield of the zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

The weighted average grant date fair value of stock options that were granted during the three months ended October 31, 2014 was $19.95. The weighted average grant date fair value of stock options that were granted during the three months ended October 31, 2013 was $27.54.

The total intrinsic value of options exercised during the three months ended October 31, 2014 and 2013, was $0.1 million and $1.5 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date exercise price.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

Restricted stock and restricted stock units

We estimate the fair value of restricted stock and restricted stock units, or RSU’s, that vest based on service conditions using the quoted closing price of our common stock on the date of grant. Share-based compensation expense is recognized over each award’s vesting period on a straight-line basis for all awards with service conditions, while the graded vesting method applies to all awards with both service and performance conditions.

For our non-GAAP earnings per share, or EPS, performance-based awards, the compensation cost is recognized over the performance period on a straight-line basis, net of forfeitures, because such awards vest only at the end of the performance period. The compensation cost is based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is done each quarter and changes in estimates can result in significant expense fluctuations due to the cumulative catch-up adjustment. We estimate the fair value of the non-GAAP EPS performance-based awards using the quoted closing price of our common stock on the date of grant.

For our relative total shareholder return, or TSR, performance-based awards, which are based on market performance, the compensation cost is recognized over the performance period on a straight-line basis net of forfeitures, because the awards vest only at the end of the measurement period and the probability of actual shares expected to be earned is considered in the grant date valuation. As a result, the expense is not adjusted to reflect the actual shares earned. We estimate the fair value of the TSR performance-based awards using the Monte-Carlo simulation model.

We granted 27,065 TSR and 34,850 non-GAAP EPS performance-based awards during the three months ended October 31, 2014. We granted 27,355 TSR and 35,562 non-GAAP EPS performance-based awards during the three months ended October 31, 2013. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	For the Three Months Ended
	October 31
	2014	2013
Stock Price (1)	$71.09	$77.08
Expected volatility (2)	29.4%	27.6%
Risk-free interest rate (3)	1.01%	0.82%
Expected annual dividend yield (4)	0.00%	0.00%

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.
(4)	Dividends are considered reinvested when calculating TSR. The dividend yield is therefore considered to be 0%.

The weighted average grant date fair value of time-based restricted stock awards that were granted during the three months ended October 31, 2014 and 2013 was $71.09 and $76.99, respectively. The weighted average grant date fair value of performance-based restricted stock awards that were granted during the three months ended October 31, 2014 and 2013 was $78.25 and $93.76, respectively.

The total fair value of restricted stock shares that vested during the three months ended October 31, 2014 and 2013 was $5.2 million and $19.8 million, respectively.

As of October 31, 2014, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $17.0 million. This cost will be recognized over an estimated weighted average amortization period of 1.9 years and assumes most recent non-GAAP EPS forecast for the performance-based RSU’s.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

11. Restructuring Charges

Fiscal Year 2014 Restructuring Plan

During the fourth quarter of fiscal year 2014, we implemented our fiscal year 2014 restructuring plan to improve our operational effectiveness in Peabody, Massachusetts to better leverage core competencies across the business. We incurred pre-tax charges of $2.9 million, primarily relating to severance and personnel related costs for 48 involuntarily terminated employees. We expect that the restructuring plan will be completed during fiscal year 2015.

Fiscal Year 2013 Restructuring Plan

In May 2013, we announced our fiscal year 2013 restructuring plan and incurred pre-tax charges of $4.0 million through October 31, 2014, primarily relating to severance and personnel related costs of 115 terminated employees, facility exit costs for the closure of the Ultrasonix sales subsidiary in Paris, France, and the closure of our ultrasound transducer operation in Englewood, Colorado as we consolidate our transducer operations in State College, Pennsylvania. This plan also includes activities to consolidate manufacturing and certain support functions currently conducted in our Ultrasonix facility in Vancouver, Canada with our other facilities, as well as optimization of our operations in Montreal, Canada and Peabody, Massachusetts. During the three months ended October 31, 2014, we incurred $(0.1) million related to the Englewood, Colorado facility.

Current Period Activity

The following table summarizes accrued restructuring activities during the first quarter of fiscal year 2015:

(In millions)	Employee Severance and Benefits (A)	Facility Exit Costs (B)	Acquisition Related Charges (B)	Total
Balance at July 31, 2014	$2.9	$0.8	$0.1	$3.8
Adjustments	-	(0.1)	-	(0.1)
Cash payments	(0.9)	(0.1)	(0.1)	(1.1)
Balance at October 31, 2014	$2.0	$0.6	$-	$2.6

(A)	All activity during the period pertains to the 2014 Restructuring Plan.
(B)	All activity pertains to the 2013 Restructuring Plan.

The following table summarizes charges related to the accrued restructuring activities during the first quarter of fiscal year 2014:

(in millions)	Employee Severance and Benefits	Facility Exit Costs	Acquisition Related Charges	Total (A)
Balance at July 31, 2013	$1.8	$0.2	$0.8	$2.8
Restructuring Charge	0.2	-	0.1	0.3
Adjustments	(0.2)	-	(0.1)	(0.3)
Cash payments	(0.5)	-	(0.1)	(0.6)
Balance at October 31, 2013	$1.3	$0.2	$0.7	$2.2

(A)	All activity during the period pertains to the 2013 Restructuring Plan.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

Accrued Restructuring Charges are comprised on the Consolidated Balance Sheets in the following location:

(in millions)	October 31, 2014	July 31, 2014
Accrued Restructuring Charges	$2.3	$3.4
Other long-term liabilities	0.3	0.4
Restructuring and related charges	$2.6	$3.8

Restructuring costs, including actions associated with acquisitions, by segment for fiscal years 2015 and 2014 are as follows:

	Three Months Ended October 31,
(in millions)	2014	2013
Medical Imaging	$-	$(0.1)
Ultrasound	(0.1)	0.1
Security Technology	-	-
Total restructuring and related charges	$(0.1)	$-

12. Net income (loss) per share

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

Basic and diluted net income (loss) per share are calculated as follows:

	For the Three Months Ended October 31
(in millions, except share data)	2014	2013
Net income (loss)	$3.7	$(3.8)

Weighted average number of common shares outstanding-basic (000’s)	12,407	12,443
Effect of dilutive securities:
Stock options and restricted stock units (000’s)	163	-
Weighted average number of common shares outstanding-diluted (000’s)	$12,570	$12,443

Basic net income (loss) per share:	$0.29	($0.30)
Diluted net income (loss) per share:	$0.29	($0.30)

Anti-dilutive shares related to outstanding stock options and unvested restricted stock (000’s) (A)	255	546

(A)	These shares related to outstanding stock options and unvested restricted stock were not included in our calculations of diluted earnings per share, as the effect of including them would be anti-dilutive.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

13. Income Taxes

The following table presents the provision for (benefit from) income taxes and our effective tax rate for the three months ended October 31, 2014 and 2013:

	Three Months Ended October 31,
(in millions)	2014	2013
Provision for (benefit from) income taxes	$1.4	$(2.0)
Effective tax rate	28%	35%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended October 31, 2014 was lower than the statutory rate of 35% due primarily to income generated outside the United States in countries which carry lower tax rates.

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of October 31, 2014, we have concluded all U.S. Federal income tax matters through the year ended July 31, 2010.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At October 31, 2014 and July 31, 2014, we had approximately $0.7 million and $0.6 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

We have $6.9 million of unrecognized tax benefits for uncertain tax positions and $0.7 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid.

14. Segment Information:

Our business is strategically aligned into three segments: Medical Imaging, Ultrasound, and Security and Detection. Our business segments are described as follows:

•

Medical Imaging primarily includes systems and subsystems for Computed Tomography, or CT, and Magnetic Resonance Imaging, or MRI medical imaging equipment as well as state-of-the-art, selenium-based detectors for screening of breast cancer and other diagnostic applications in mammography.

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery, anesthesia, and point-of-care markets.

•

Security and Detection, formerly known as Security Technology, includes advanced threat detection systems utilizing our expertise in CT and advanced detection technology primarily used in checked baggage screening at airports worldwide.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

The tables below present information about our reportable segments:

	For the Three Months Ended
	October 31
(in millions)	2014	2013
Product Revenue:
Medical Imaging	$66.3	$59.2
Ultrasound	37.3	34.7
Security and Detection	13.3	14.6
Total product revenue	$116.9	$108.5
Engineering Revenue:
Medical Imaging	$0.4	$1.0
Ultrasound	0.5	-
Security and Detection	0.5	0.6
Total engineering revenue	$1.4	$1.6
Net Revenue:
Medical Imaging	$66.7	$60.2
Ultrasound	37.8	34.7
Security and Detection	13.8	15.2
Total net revenue	$118.3	$110.1
Income (loss) from operations
Medical Imaging	$7.4	$(0.5)
Ultrasound	(3.0)	(4.0)
Security and Detection	0.6	(0.9)
Total income (loss) from operations	5.0	(5.4)
Total other income (expense), net	0.1	(0.4)
Income (loss) from operations before income taxes	$5.1	$(5.8)

	As of	As of
	October 31,	July 31,
(in millions)	2014	2014
Identifiable assets by segment:
Medical Imaging	$207.2	$218.5
Ultrasound	240.3	235.5
Security and Detection	34.4	35.0
Total reportable segment assets	481.9	489.0
Corporate assets (A)	121.4	125.3
Total assets	$603.3	$614.3

	As of	As of
	October 31,	July 31,
(in millions)	2014	2014
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	55.1	55.1
Security and Detection (B)	0.6	-
Total reportable segment goodwill	$57.6	$57.0

(A)	Includes cash and cash equivalents of $57.1 million and $60.9 million as of October 31, 2014 and July 31, 2014, respectively.
(B)	Includes goodwill related to the acquisition of Pathfinder.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

15. Guarantees, Commitments and Contingencies:

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2014.

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

The following table presents our product warranty liability:

As of
October 31,
(in millions)	2014
Product warranty liability, beginning balance	$6.0
Provision	1.3
Settlements made in cash or in kind during the period	(1.1)
Product warranty liability, ending balance	$6.2

At October 31, 2014 and July 31, 2014, we had deferred revenue for product extended warranty contracts of $6.6 million and $7.4 million, respectively.

Revolving Credit Agreements

On October 11, 2011, we entered into a five-year, revolving credit agreement, or Credit Agreement with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. The Credit Agreement provides $100.0 million in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty.

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

Interest rates on borrowings outstanding under the credit facility would range from 1.25% to 2.00% above the London Interbank Offered Rate, or LIBOR, or, at our option would range from 0.00% to 1.00% above the defined base rate, in each case based upon our leverage ratio. A quarterly commitment fee ranging from 0.20% to 0.35% per annum is applicable on the undrawn portion of the credit facility, based upon our leverage ratio.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

As of October 31, 2014 our leverage ratio was .003 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of October 31, 2014, we were in full compliance with all financial and operating covenants.

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

As of October 31, 2014, we also had approximately $1.4 million in other revolving credit facilities with banks available for direct borrowings. We did not have any borrowing outstanding under our credit facilities at October 31, 2014 and July 31, 2014.

Asset retirement obligations, or ARO

As of October 31, 2014 and July 31, 2014, ARO for the estimated future costs associated with restoring our leased facilities were both $1.1 million and included in Other liabilities in our Consolidated Balance Sheet. During the three months ended October 31, 2014 and 2013, we recorded an insignificant amount of accretion and foreign currency translation related to ARO.

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

Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and have wound down the relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue and that it is reasonably likely that one or both of these entities may seek to impose sanctions and/or penalties on us in connection with a resolution of their inquiries. We are unable to estimate the potential penalties and/or sanctions that may ultimately be assessed. During the three months ended October 31, 2014 and 2013, we incurred inquiry-related costs of approximately $0.8 million and $0.3 million, respectively, in connection with this matter.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited in millions, except share and per share data)

16. Subsequent Event:

We declared a dividend of $0.10 per share of common stock on December 5, 2014, which will be paid on January 2, 2015 to stockholders of record on December 19, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ materially from the projected results. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal year 2014 as filed with the U.S Securities and Exchange Commission, or SEC on September 26, 2014 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended October 31, 2014 and 2013 represent the first quarters of fiscal years 2015 and 2014, respectively.

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

Our business is strategically aligned into three segments: Medical Imaging, Ultrasound, and Security and Detection. Our business segments are described as follows:

•

Medical Imaging primarily includes systems and subsystems for CT and MRI medical imaging equipment as well as state-of-the-art, selenium-based detectors for screening of breast cancer and other diagnostic applications in mammography.

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery, anesthesia, and point-of-care markets.

•

Security and Detection, formerly known as Security Technology, includes advanced threat detection systems utilizing our expertise in CT and advanced detection technology primarily used in checked baggage screening at airports worldwide.

Financial Results

The following table summarizes our financial results:

	For the Three Months Ended
	October 31		Percentage
(in millions, except per share amounts)	2014	2013	Change
Total net revenue	$118.3	$110.1	7%
Gross profit	$52.0	$42.9	21%
Gross margin	44%	39%
Income (loss) from operations	$5.0	$(5.4)	192%
Operating margin	4%	-5%
Net income (loss)	$3.7	$(3.8)	197%
Diluted net income (loss) per share	$0.29	$(0.30)	197%

Outlook

Inclusive of the increase in first quarter fiscal year 2015 revenue, as compared to fiscal year 2014, we expect mid-single digit revenue growth on a full year basis in fiscal year 2015, as compared with fiscal year 2014, as well as continued operating margin improvement.

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our Annual Report on Form 10-K as filed with the SEC on September 26, 2014.

Results of Operations

Three months ended October 31, 2014 compared to the three months ended October 31, 2013

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	For the Three Months Ended
	October 31		Percentage
(in millions)	2014	2013	Change
Medical Imaging	$66.3	$59.2	12%
Ultrasound	37.3	34.7	7%
Security and Detection	13.3	14.6	-9%
Total product revenue	$116.9	$108.5	8%

Medical Imaging

Medical Imaging revenue increased during the three months ended October 31, 2014 as compared to the same period last year due principally to increased demand in CT and Mammography products. In CT, we saw a sales increase in our higher slice count systems. The increase in sales also reflected favorable timing of OEM orders and shipments as compared to the same period of fiscal year 2014.

Ultrasound

Ultrasound revenue improved during the first quarter of fiscal year 2015 primarily driven by direct sales in our primary market segments of Urology and Surgery. Revenue in the quarter included initial shipments of the recently released premium bk3000TM system.

Security and Detection

Security and Detection revenue declined as a result of lower volumes due to timing of shipments of our high speed explosive detection systems outside the United States. Timing of high speed shipments is highly dependent on large airport tenders which may have award dates that are difficult to predict.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	For the Three Months Ended
	October 31		Percentage
(in millions)	2014	2013	Change
Medical Imaging	$0.4	$1.0	-60%
Ultrasound	0.5	-	100%
Security and Detection	0.5	0.6	-17%
Total engineering revenue	$1.4	$1.6	-13%

Medical Imaging

The decrease for the three months ended October 31, 2014 compared to the prior year comparable period was due primarily to the completion of customer funded engineering products that have moved into production. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Ultrasound

The increase for the three months ended October 31, 2014 compared to the prior year comparable period was related to a new customer-funded project in the Ultrasound segment that began in the fourth quarter of fiscal year 2014. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Security and Detection

The decrease for the three months ended October 31, 2014 compared to the prior year comparable period was due primarily to the timing of customer-funded engineering projects. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	For the Three Months Ended
	October 31		Percentage
(in millions)	2014	2013	Change
Product gross profit	$51.8	$42.8	21%
Product gross margin	44.3%	39.5%

The improvement in product gross margin during the three months ended October 31, 2014 versus the prior year comparable period was due primarily to a favorable product mix. In addition, overall favorable manufacturing yields and savings from continued expansion of volume at our Shanghai, China operation contributed to the increase in product gross margin.

Engineering gross margin

Engineering gross margin is summarized as follows:

	For the Three Months Ended
	October 31		Percentage
(in millions)	2014	2013	Change
Engineering gross profit	$0.2	$0.1	42%
Engineering gross margin	13.1%	7.9%

The nominal increase in the engineering gross profit and engineering gross margin in the three months ended October 31, 2014 versus the prior year comparable period was related to the mix of engineering projects in the quarter as compared to the same quarter of fiscal 2014.

Operating expenses

Operating expenses are summarized as follows:

	For the Three Months Ended			Percentage of Net
	October 31		Percentage	Revenue
(in millions)	2014	2013	Change	2014	2013
Research and product development	$17.4	$18.8	-8%	15%	17%
Selling and marketing	15.5	14.6	6%	13%	13%
General and administrative	14.2	14.9	-5%	12%	14%
Restructuring	(0.1)	(0.0)	49%	0%	0%
Total operating expenses	$47.0	$48.3	-3%	40%	44%

Operating expenses for the three months ended October 31, 2014 decreased by $1.3 million, or 3%, versus the prior year comparable period.

Research and product development expenses are related largely to projects not funded by our customers. These expenses decreased by $1.4 million during the three months ended October 31, 2014 compared to the prior comparable period primarily as a result of cost control actions taken in fiscal year 2014 including the restructuring activity reported in the fourth quarter of fiscal year 2014.

Selling and marketing expenses increased by $0.9 million during the three months ended October 31, 2014, compared to the prior year comparable period due primarily to growth in spending associated with supporting the sales growth in the period including $0.6 million of incremental incentive compensation and $0.3 million travel costs.

General and administrative expenses decreased by $0.7 million during the three months ended October 31, 2014 versus the prior year comparable period primarily as a result of lower professional fees during the period.

Other income (expense), net

Other income (expense), net is summarized as follows:

	For the Three Months Ended
	October 31
(in millions)	2014	2013
Interest income, net	$0.1	$0.1
Other	-	(0.5)
Total other income (expense), net	$0.1	$(0.4)

Net other income during the three months ended October 31, 2014 was predominantly impacted by interest income during the period. Net other expense during the three months ended October 31, 2013 was predominantly impacted by the recognition of a $0.5 million loss related to our 10% pre-acquisition equity interest in PocketSonics. Please refer to Note 3. Business Combinations for further information about this acquisition.

Provision for (benefit from) income taxes

The provision for (benefit from) income taxes and the effective tax rates are summarized as follows:

	For the Three Months Ended
	October 31
(in millions)	2014	2013
Provison for (benefit from) income taxes	$1.4	$(2.0)
Effective tax rate	28%	35%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended October 31, 2014 was lower than the statutory rate of 35% due primarily to income generated outside the United States in countries which carry lower tax rates.

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

Net income (loss) and diluted net income (loss) per share

Net income (loss) and diluted net income (loss) per share are summarized as follows:

	For the Three Months Ended
	October 31
(in millions)	2014	2013
Net income (loss)	$3.7	$(3.8)
% of net revenue	3%	-3%
Diluted net income (loss) per share from operations	$0.29	$(0.30)

The increase in net income and diluted net income per share for the three months ended October 31, 2014 versus the prior year comparable period were due primarily to an increase in net revenue, favorable gross margin impact, and overall cost control.

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

(in millions)	As of October 31 2014	As of July 31 2014	Percentage Change
Cash and cash equivalents (A)	$116.4	$114.5	2%
Working capital	$287.8	$289.3	-1%
Stockholders’ equity	$508.5	$512.6	-1%

(A)	Includes approximately $63.7 million and $57.9 million of cash and cash equivalents held outside the U.S. at October 31, 2014 and July 31, 2014, respectively.

The increase in cash and cash equivalents from July 31, 2014 to October 31, 2014 was due primarily to net income during the period and the collection of accounts receivable of $19.6 million, which was partially offset by increases in our inventory of $13.5 million as well as the net cash payment of $1.6 million for the acquisition of Pathfinder in October 2014 from existing cash on hand. The decrease in working capital from July 31, 2014 to October 31, 2014 was due primarily to the acquisition of Pathfinder. The decrease in stockholder’s equity from July 31, 2014 to October 31, 2014 was primarily driven by stock repurchases of $3.7 million and dividends declared of $1.3 million.

Cash and cash equivalents at October 31, 2014 and July 31, 2014 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at October 31, 2014 and July 31, 2014 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	For the Three Months Ended October 31		Percentage
(in million except percentages)	2014	2013	Change
Net cash provided by operating activities	$14.0	$10.7	31%
Net cash used in investing activities	(4.3)	(14.7)	-71%
Net cash used in financing activities	(6.4)	(4.2)	52%
Effect of exchange rate changes on cash	(1.4)	0.2	-800%
Net increase (decrease) in cash and cash equivalents	$1.9	$(8.0)	124%

Operating activities

The cash flows provided by operating activities during the three months ended October 31, 2014 primarily reflects our net income of $3.7 million as well as collections of accounts receivable, which decreased by $19.6 million. This was partially offset by an increase in inventory of $13.5 million to support new product launches in fiscal year 2015.

The cash flows provided by operating activities during the three months ended October 31, 2013 primarily reflects collections of accounts receivable, which decreased by $26.6 million, as well as a benefit from deferred income taxes of $2.7 million. This was partially offset by an increase in refundable taxes of $8.5 million, a decrease in accrued liabilities of $9.7 million and an increase in inventory of $2.6 million.

Investing activities

The net cash used by investing activities during the three months ended October 31, 2014 was primarily driven by purchases of property, plant and equipment of $2.7 million as well as the acquisition of Pathfinder for $1.6 million.

The net cash used by investing activities during the three months ended October 31, 2013 was primarily driven by the acquisition of PocketSonics, net of cash acquired, of $10.6 million as well as purchases of property, plant and equipment of $4.2 million.

Financing activities

The net cash used for financing activities during the three months ended October 31, 2014 primarily reflected $3.7 million used to repurchase common stock, $1.6 million used for shares surrendered for taxes paid related to vested employee restricted stock and $1.4 million of dividends paid to stockholders.

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

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements

Our contractual obligations at October 31, 2014, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

Contractual Obligations	Total	Less Than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$7.1	$1.9	$3.1	$1.5	$0.6
Purchase obligations	54.4	50.4	4.0	-	-
Pension	5.0	0.3	0.8	0.8	3.1
Total contractual obligations	$66.5	$52.6	$7.9	$2.3	$3.7

Financing Arrangements

On October 11, 2011, we entered into a five-year, revolving credit agreement, or Credit Agreement with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. The Credit Agreement provides $100.0 million in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty. We did not have any borrowings outstanding under this Credit Agreement as of October 31, 2014. Please refer to Note 15. Guarantees, Commitments and Contingencies for details.

As of October 31, 2014, we also have approximately $1.4 million in other revolving credit facilities with banks available for direct borrowings.

Contingent Consideration

In connection with the acquisition of PocketSonics, during the three months ended October 31, 2013, we recognized contingent consideration of $1.9 million. As of October 31, 2014, the fair value of the contingent consideration obligation amounted to $2.1 million. Please refer to Note 3. Business Combinations for more information.

Tax Related Obligations

We have $6.9 million of unrecognized tax benefits for uncertain tax positions and $0.7 million of related accrued interest and penalties as of October 31, 2014. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 13. Income Taxes to our consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and have wound down the relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue and that it is reasonably likely that one or both of these entities may seek to impose sanctions and/or penalties on us in connection with a resolution of their inquiries. We are unable to estimate the potential penalties and/or sanctions that may ultimately be assessed. During the three months ended October 31, 2014 and 2013, we incurred inquiry-related costs of approximately $0.8 million and $0.3 million, respectively, in connection with this matter.

Recent Accounting Pronouncements

For a discussion of new accounting standards please refer to Note 2. Recent Accounting Pronouncements to our consolidated financial statements included within this report.

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

For a detailed discussion of our critical accounting policies, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 44, in our Annual Report on Form 10-K for fiscal year 2014 filed with the SEC on September 26, 2014. Those policies and the estimates involved in their application relate to revenue recognition, inventory write-down, share-based compensation, warranty reserves, business combinations, and impairment of goodwill and indefinite lived intangible assets, income tax contingencies, and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for fiscal year 2014 filed with SEC on September 26, 2014. There have been no material changes during the first three months ended October 31, 2014 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with management’s annual assessment of the overall effectiveness of our internal controls over financial reporting included in our Form 10-K for the year ended July 31, 2014, management based its assessment on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission. On May 14, 2013, COSO issued an updated framework, referred to as the 2013 COSO framework. COSO has indicated that after December 15, 2014, it will consider the 1992 framework to be superseded. We have reviewed the COSO 2013 framework and will integrate the changes into the Company’s internal controls over financial reporting during fiscal year 2015. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending July 31, 2015 will be based on the 2013 COSO framework and that the change will not be significant to our overall control structure over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of October 31, 2014, please refer to Note 15. Guarantees, Commitments and Contingencies to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2014 filed with the SEC on September 26, 2014, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended October 31, 2014:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
8/1/2014-8/31/2014	16,423	$71.06	16,070	$27,433
9/1/2014-9/30/2014	39,082	$69.56	16,945	$26,254
10/1/2014-10/31/2014	19,866	$68.92	19,731	$24,893

Total	75,371	$69.78	52,746	$24,893

(1)	Includes 22,625 shares, consisting of 353 shares, 22,137 shares, and 135 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in August, September and October 2014, respectively.
(2)	During the first quarter of fiscal year 2015, we repurchased 52,746 shares of our common stock in open-market transactions for $3.7 million at an average purchase price of $69.78 per share. These shares were purchased pursuant to a repurchase program authorized by our board of directors that was announced on June 2, 2014 to repurchase up to $30 million of our common stock. The repurchase program does not have a fixed expiration date.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2015 Annual Incentive Plan

10.2	Form of Annual Retainer Deferral Election

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at October 31, 2014 and July 31, 2014, (ii) the Consolidated Statements of Operations for the three months ended October 31, 2014 and October 31, 2013, (iii) the Consolidated Statements of Comprehensive (Loss)Income for the three months ended October 31, 2014 and October 31, 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended October 31, 2014 and October 31, 2013 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 10, 2014	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2014	/s/ Michael L. Levitz
Michael L. Levitz Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)