Form 10-Q
period 2015-01-31
ANALOGIC CORP
filed 2015-03-11
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of March 4, 2015, there were 12,406,529 shares of common stock outstanding.

ANALOGIC CORPORATION

Form 10Q – Quarterly Report

For the Quarterly Period Ended January 31, 2015

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share data)

	As of January 31, 2015	As of July 31, 2014
Assets
Current assets:
Cash and cash equivalents	$116,163	$114,540
Accounts receivable, net of allowance for doubtful accounts of $993 and $800 as of January 31, 2015 and July 31, 2014, respectively	94,577	106,436
Inventory	134,798	124,777
Refundable and deferred income taxes	18,172	18,599
Other current assets	9,134	9,422
Total current assets	372,844	373,774
Property, plant, and equipment, net	108,812	114,165
Intangible assets, net	53,977	57,366
Goodwill	57,358	56,955
Deferred income taxes	5,846	7,475
Other assets	4,615	4,607
Total assets	$603,452	$614,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,336	$37,241
Accrued employee compensation and benefits	16,241	16,305
Accrued warranty	6,742	5,968
Accrued restructuring charges	1,424	3,431
Deferred revenue	8,293	10,761
Customer deposits	3,844	3,046
Other current liabilities	7,079	7,761
Total current liabilities	73,959	84,513

Long-term liabilities:
Accrued income taxes	5,154	5,211
Deferred income taxes	2,385	2,657
Other long-term liabilities	9,380	9,381
Total long-term liabilities	16,919	17,249

Guarantees, commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,395,407 shares issued and outstanding as of January 31, 2015; 30,000,000 shares authorized and 12,372,992 shares issued and outstanding as of July 31, 2014	619	619
Capital in excess of par value	131,603	125,679
Retained earnings	383,355	378,477
Accumulated other comprehensive (loss) income	(3,003)	7,805
Total stockholders’ equity	512,574	512,580
Total liabilities and stockholders’ equity	$603,452	$614,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net revenue:
Product	$131,272	$139,471	$248,207	$247,925
Engineering	2,673	1,966	4,054	3,594
Total net revenue	133,945	141,437	252,261	251,519
Cost of sales:
Product	74,077	78,767	139,215	144,393
Engineering	2,375	1,586	3,554	3,106
Total cost of sales	76,452	80,353	142,769	147,499
Gross profit	57,493	61,084	109,492	104,020
Operating expenses:
Research and product development	16,425	20,026	33,794	38,880
Selling and marketing	15,846	14,695	31,355	29,265
General and administrative	13,073	12,944	27,295	27,860
Restructuring	(152)	335	(210)	296
Total operating expenses	45,192	48,000	92,234	96,301
Income from operations	12,301	13,084	17,258	7,719
Other expense, net	(169)	(357)	(51)	(778)
Income before income taxes	12,132	12,727	17,207	6,941
Provision for (benefit from) income taxes	2,302	(6,587)	3,723	(8,598)
Net income	$9,830	$19,314	$13,484	$15,539
Net income per common share:
Basic	$0.79	$1.56	$1.09	$1.25
Diluted	$0.78	$1.53	$1.07	$1.23
Weighted average shares outstanding:
Basic	12,378	12,417	12,393	12,430
Diluted	12,558	12,656	12,588	12,684

Dividends declared and paid per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net income	$9,830	$19,314	$13,484	$15,539
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax	(6,744)	(251)	(10,374)	806
Unrealized (losses) gains on foreign currency forward contracts, net of tax	(434)	84	(434)	101

Total other comprehensive (loss) income, net of tax	(7,178)	(167)	(10,808)	907

Total comprehensive income	$2,652	$19,147	$2,676	$16,446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,484	$15,539
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	2,740	(7,039)
Depreciation and amortization	11,461	10,850
Share-based compensation expense	5,015	5,839
Excess tax benefit from share-based compensation	(446)	(3,190)
Change in fair value of contingent consideration	(62)	25
Writedown of inventory to net realizable value	2,992	1,212
Provision for doubtful accounts, net of recovery	193	130
Loss on purchase of investment	-	484
Gain on sale of property, plant and equipment	(111)	(12)
Net changes in operating assets and liabilities, exclusive of acquisition-related assets and liabilities:
Accounts receivable	9,221	19,138
Inventory	(14,629)	2,421
Other current assets	(515)	833
Accounts payable	(7,022)	504
Accrued liabilities	(1,841)	(12,388)
Deferred revenue	(2,344)	(32)
Customer deposits	816	160
Accrued income taxes	182	(9,954)
Other liabilities	176	649
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,310	25,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,866)	(8,654)
Acquisition of businesses, net of cash acquired	(1,600)	(10,561)
Purchases of marketable securities in Rabbi Trust under the Non Qualified Deferred Compensation Plan	(200)	-
Proceeds from the sale of property, plant, and equipment	220	140
NET CASH USED IN INVESTING ACTIVITIES	(6,446)	(19,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	3,588	4,305
Shares repurchased for taxes for vested employee restricted stock grants	(1,661)	(6,184)
Excess tax benefit from share-based compensation	446	3,190
Repurchase of common stock	(6,961)	(6,974)
Dividends paid to shareholders	(2,624)	(2,486)
NET CASH USED IN FINANCING ACTIVITIES	(7,212)	(8,149)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,029)	49

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,623	(2,006)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,540	113,033

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,163	$111,027

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2014, or fiscal year 2014, included in our Annual Report on Form 10-K as filed with the SEC on September 26, 2014. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States of America.

Consolidation

The unaudited consolidated financial statements presented herein include our accounts and those of our subsidiaries, all of which are wholly owned. Investments in companies in which our ownership interests range from 10 to 50 percent and for which we exercise significant influence over the investee’s operating and financial policies, are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Not yet effective

Revenue from contracts with customers

In May 2014, the FASB issued an update which provides guidance for revenue recognition. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition requirement and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update should be applied either on a retrospective or modified retrospective basis. This update will be effective for us in the first quarter of our fiscal year ending July 31, 2018. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this update on our Consolidated Financial Statements.

3. Business Combinations

Pathfinder Therapeutics, Inc., or Pathfinder

On October 28, 2014, we acquired certain assets and assumed liabilities related to the surgical planning and guidance business of Pathfinder for $1.6 million paid in cash at the acquisition date. The acquisition has been accounted for as an acquisition of a business.

The following table summarizes the purchase price allocation based on preliminary estimates of the fair values of the separately identifiable assets acquired and liabilities assumed as of the acquisition date. We continue to obtain information to complete our valuation of these accounts and the associated tax accounting:

(in millions)
Inventory and receivables		$0.2
Goodwill		0.4
Intangible assets:
Developed technology (estimated useful life of 10 years)	$0.7
Customer relationships (estimated useful life of 2 years)	0.3
Trade names (estimated useful life of 5 years)	0.1

Total intangible assets		1.1

Total assets acquired		1.7
Accrued liabilities	(0.1)

Total liabilities assumed		(0.1)

Total purchase price		$1.6

We estimated the fair value of identifiable acquisition-related intangible assets primarily based on discounted cash flows projections that will arise from these assets. We use significant judgment with regard to assumptions used in the determination of fair value such as discount rates and the determination of the estimated useful lives of the intangible assets.

The total weighted average amortization period for the intangible assets is approximately 7.6 years. Goodwill associated with the acquisition was primarily attributable to the opportunities from the addition of Pathfinder’s product portfolio and technology which complement our suite of products. The goodwill from this acquisition will be deductible for tax purposes over the statutory 15 year period.

During the six months ended January 31, 2015, we incurred acquisition costs of approximately $0.1 million which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our Consolidated Statement of Operations.

The pro forma financial information for the three and six months ended January 31, 2015 and 2014, including revenue and net income, is immaterial, and has not been separately presented.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the fair values of the separately identifiable assets acquired and liabilities assumed as of September 20, 2013:

(in millions)
Cash		$0.5
Goodwill		6.9
IPR&D		11.5

Total assets acquired		18.9
Accounts payable and accrued expenses	$(0.3)
Deferred taxes	(4.1)

Total liabilities assumed		(4.4)

Total purchase price		$14.5

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

In connection with this acquisition, we recorded a fair value contingent consideration obligation of $1.9 million, with potential exposure of up to $3.0 million payable upon the achievement of certain milestones relating to the PocketSonics technology. The contingent earn out payments to the sellers of PocketSonics would be payable upon commercial launch and achievement of volume sales target as defined in the asset purchase agreement. The $1.9 million fair value was estimated through a valuation model that incorporates probability adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 input measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration liability and reflected within our Consolidated Statements of Operations within selling and marketing expenses. For additional information related to the fair value of this obligation, please refer to Note 7. Fair Value Measurements.

We also recorded a goodwill asset of $6.9 million, representing the value of the opportunity of further strengthening our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The goodwill will not be deductible for tax purposes.

We recognized a loss of $0.5 million related to our 10% pre-acquisition equity interest, which is reflected as a component of other expense, net within our Consolidated Statements of Operations during the six months ended January 31, 2014.

During the six months ended January 31, 2014, we incurred acquisition costs of approximately $0.1 million which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our Consolidated Statements of Operations.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our top ten customers combined accounted for approximately 62% and 68% of our total net revenue for the three months ended January 31, 2015 and 2014, respectively, and 63% and 66% of our total net revenue for the six months ended January 31, 2015 and 2014, respectively. Set forth in the table below are customers which individually accounted for 10% or more of our net revenue.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Koninklijke Philips Electronics N.V., or Philips	13%	16%	12%	17%
L-3 Communications Corporation, or L-3	13%	13%	11%	11%
Siemens AG	10%	10%	12%	10%
Toshiba Corporation, or Toshiba	*	14%	12%	12%

Note	(*): Total net revenue was less than 10% in this period.

The following table summarizes our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of January 31, 2015	As of July 31, 2014
Philips	18%	16%
L-3	12%	16%
Toshiba	*	11%

Note	(*): Total net accounts receivable due from customer was less than 10% in this period.

5. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

(in millions)	As of January 31, 2015	As of July 31, 2014
Raw materials	$64.0	$59.6
Work in process	47.4	41.2
Finished goods	23.4	24.0

Total inventory	$134.8	$124.8

6. Goodwill and Other Intangible Assets

Goodwill

Analogic has goodwill balances of $57.4 million and $57.0 million at January 31, 2015 and July 31, 2014, respectively. The difference between the two periods relates to goodwill associated with the acquisition of Pathfinder of $0.4 million. The business acquired from Pathfinder is included under our Security and Detection segment. Please refer to Note 3. Business Combinations for more information on the acquisition of Pathfinder.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Other intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and trade names. The estimated useful lives for all of these intangible assets, excluding a trade name determined to have an indefinite life, range between 1 to 14 years.

Other intangible assets are summarized as follows:

			As of January 31, 2015			As of July 31, 2014
(in millions)	Weighted Average Amortization Period		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years		$30.3	$10.7	$19.6	$29.6	$9.0	$20.6
Customer relationships	13 years		44.2	17.7	26.5	43.9	15.1	28.8
Trade names	3 years	*	8.6	0.7	7.9	8.5	0.5	8.0
Total intangible assets			$83.1	$29.1	$54.0	$82.0	$24.6	$57.4

* - $7.6 Million of Trade names are non-amortizable as of January 31, 2015 and July 31, 2014.

Amortization expense related to acquired intangible assets was $2.2 million and $4.4 million for the three and six months ended January 31, 2015, respectively. Amortization expense related to acquired intangible assets was $1.9 million and $3.8 million for the three and six months ended January 31, 2014, respectively.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

2015 (remaining six months)	$4.5
2016	8.0
2017	7.2
2018	6.2
2019	5.0
Thereafter	15.5

$46.4

We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2014. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and as a basis for determining whether it is necessary to perform the qualitative impairment test. Alternatively, we may elect to bypass the qualitative assessment and proceed to the two-step quantitative impairment test. Our quantitative impairment assessment considered both the market approach and income approach to calculate the fair value of a reporting unit, with different probabilities assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples and a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and discount rates. We determined that the fair values of our reporting units were in excess of their carrying values, and concluded that there was no impairment.

We compared the fair value of a tradename that has an indefinite life using the relief from royalty approach to its carrying value as of December 31, 2014. The relief from royalty approach utilized an after-tax royalty rate and a discount rate. The after-tax royalty rate was determined based on royalty research and margin analysis while the discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the tradename. We determined that the fair value of the tradename was in excess of its carrying value.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table provides the assets and liabilities carried at fair value and measured on a recurring basis at January 31, 2015 and July 31, 2014:

	Fair Value Measurements at January 31, 2015
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Plan assets for deferred compensation	$3.9	$3.9	$-	$-
Total assets at fair value	$3.9	$3.9	$-	$-
Liabilities
Contingent consideration	$2.0	$-	$-	$2.0
Foreign currency forward contracts	0.6	-	0.6	-
Total liabilities at fair value	$2.6	$-	$0.6	$2.0

	Fair Value Measurements at July 31, 2014
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Plan assets for deferred compensation	$3.6	$3.6	$-	$-
Total assets at fair value	$3.6	$3.6	$-	$-
Liabilities
Contingent consideration	$2.1	$-	$-	$2.1
Total liabilities at fair value	$2.1	$-	$-	$2.1

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of the contingent payments associated with the acquisition of PocketSonics was calculated utilizing 100% probability for the earn out associated with the Section 510(k) clearance obtained from the Food and Drug Administration, or FDA, on April 9, 2014 and the anticipation of commercial sales, as defined in the purchase agreement, in the fiscal year ending July 31, 2015, or fiscal year 2015. The fair value of contingent consideration payments associated with the sales volume target earnout was calculated using a discount rate of 27%. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics to its then current fair value and record changes in the fair value to the Consolidated Statements of Operations. Changes in contingent consideration result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There was a $0.1 million decrease in the fair value of our contingent consideration obligation during the three and six months ended January 31, 2015.

8. Derivative Instruments

Certain of our foreign operations have revenue and expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses.

As of January 31, 2015, we had forward contracts outstanding denominated in Canadian dollars with notional amounts totaling $6.1 million. These contracts have been designated as cash flow hedges and the unrealized loss of $0.4 million, net of tax, on these contracts is reported in Accumulated other comprehensive loss in the Consolidated Balance Sheet. As of January 31, 2015, the fair value of derivatives designated as hedging instruments are presented in Other current liabilities on our Consolidated Balance Sheet. There were no outstanding derivatives as of July 31, 2014. Realized gains and losses on the cash flow hedges are recognized in our Consolidated Statements of Operations in the period when the payment of expenses is recognized. During the three and six months ended January 31, 2015 and 2014, the realized loss on these cash flow hedges were immaterial. We expect all contracts currently outstanding to settle as of July 31, 2015 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

9. Common Stock Repurchases

On June 2, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock. Repurchases under this program will be funded by our available cash. The repurchase program does not have a fixed expiration date. During the three and six months ended January 31, 2015, we repurchased and retired 41,737 and 94,483 shares of common stock under this repurchase program for $3.3 million and $7.0 million, at an average purchase price of $78.54 and $73.65 per share, respectively. Through January 31, 2015, in total we have repurchased and retired 113,166 shares of common stock under this repurchase program for $8.4 million at an average purchase price of $74.07 per share.

10. Accumulated Other Comprehensive Income

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The following table summarizes components of Accumulated other comprehensive (loss) income for the six months ended January 31, 2015:

(in millions)	Unrealized Losses on Foreign Currency Forward Contracts	Unrealized Losses on Pension Plan	Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of July 31, 2014	$-	$(3.6)	$11.4	$7.8
Pre-tax change before reclassification to earnings	(0.6)	-	(10.2)	(10.8)
Income tax benefit	0.2	-	(0.2)	-
Balance as of January 31, 2015	$(0.4)	$(3.6)	$1.0	$(3.0)

The ineffective portion of the unrealized losses on foreign currency forward contracts and unrealized gains or losses on currency translation adjustment are included in other expense, net on our Consolidated Statements of Operations.

11. Share-based Compensation

The following table presents share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended January 31,		Six Months Ended January 31,
(in millions)	2015	2014	2015	2014
Cost of product sales	$0.1	$0.2	$0.3	$0.4
Cost of engineering sales	0.1	0.1	0.1	0.2
Research and product development	0.6	0.8	1.3	1.5
Selling and marketing	0.4	0.3	0.7	0.6
General and administrative	1.2	1.7	2.6	3.1
Total share-based compensation expense before tax	2.4	3.1	5.0	5.8
Income tax effect	(0.7)	(1.0)	(1.5)	(1.8)
Share-based compensation expense included in net income	$1.7	$2.1	$3.5	$4.0

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

We granted 3,101 and 78,846 stock options during the three and six months ended January 31, 2015, respectively. The fair value of each option granted during the three and six months ended January 31, 2015 and 2014 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Expected option term in years (1)	5.31	n/a	5.31	5.37
Expected volatility (2)	28.2%	n/a	29.3%	38.6%
Risk-free interest rate (3)	1.65%	n/a	1.82%	1.77%
Expected annual dividend yield (4)	0.54%	n/a	0.56%	0.52%
Weighted average grant date fair value	$19.89	n/a	$19.95	$27.54

(1)	The expected option term was estimated using historical data.
(2)	The expected volatility for each grant is determined based on the review of the average of historical daily price changes of our common stock over the expected option term.
(3)	The risk free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The total intrinsic value of options exercised during the three and six months ended January 31, 2015 was $1.6 million and $1.7 million, respectively.

As of January 31, 2015, 384,002 stock options were vested or expected to vest and 212,837 stock options were exercisable. These options have a weighted average exercise price of $65.63 and $59.47, respectively, aggregate intrinsic value of $6.1 million and $4.7 million, respectively, and a weighted average remaining contractual term of 4.97 years and 4.14 years, respectively.

Restricted stock and restricted stock units

We granted 1,184 and 28,249 relative total shareholder return, or TSR, and 1,526 and 36,376 non-GAAP earnings per share, or EPS, performance-based awards during the three and six months ended January 31, 2015, respectively. The fair value of our non-GAAP EPS performance-based awards was estimated using the quoted closing price of our common stock on the date of grant. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Stock price (1)	$73.91	n/a	$71.34	$77.08
Expected volatility (2)	28.4%	n/a	29.4%	27.6%
Risk-free interest rate (3)	0.83%	n/a	1.00%	0.82%
Expected annual dividend yield (4)	0.00%	n/a	0.00%	0.00%
Weighted average grant date fair value of performance based restricted stock awards	$82.49	n/a	$78.42	$93.76

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. The dividend yield is therefore considered to be 0%.

The total fair value of restricted stock units, or RSU’s, that vested during the three and six months ended January 31, 2015 was $0.2 million and $5.4 million, respectively.

As of January 31, 2015, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $13.5 million. This cost will be recognized over an estimated weighted average amortization period of 1.7 years and assumes target performance for the non-GAAP EPS performance-based RSU’s.

12. Restructuring Charges

Fiscal Year 2014 Restructuring Plan

During the fourth quarter of fiscal year 2014, we implemented our fiscal year 2014 restructuring plan to improve our operational effectiveness in Peabody, Massachusetts and leverage core competencies better across the business. We incurred pre-tax charges of $2.7 million from the time that we implemented the plan during the fourth quarter of fiscal year 2014 through January 31, 2015, primarily relating to severance and personnel related costs for involuntarily terminated employees. We expect that the restructuring plan will be completed during fiscal year 2015. During the six months ended January 31, 2015, we recorded a reduction of $0.1 million in our restructuring costs.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Fiscal Year 2013 Restructuring Plan

In May 2013, we announced our fiscal year ended July 31, 2013, or fiscal year 2013, restructuring plan and incurred pre-tax charges of $4.0 million through January 31, 2015, primarily relating to severance and personnel related costs of 115 terminated employees, facility exit costs for the closure of the Ultrasonix sales subsidiary in Paris, France, and the closure of our ultrasound transducer operation in Englewood, Colorado as we consolidate our transducer operations in State College, Pennsylvania. This plan also includes activities to consolidate manufacturing and certain support functions currently conducted in our Ultrasonix facility in Vancouver, Canada with our other facilities, as well as optimization of our operations in Montreal, Canada and Peabody, Massachusetts. During the six months ended January 31, 2015, we incurred $(0.1) million related to the Englewood, Colorado facility. We expect that the restructuring plan will be completed in fiscal year 2017 when the lease on the Englewood, Colorado facility ends.

Current Period Activity

The following table summarizes accrued restructuring activities for the three months ended January 31, 2015:

(in millions)	Employee Severance and Benefits (A)	Facility Exit Costs (B)	Total
Balance at October 31, 2014	$2.0	$0.6	$2.6
Adjustments	(0.1)	-	(0.1)
Cash payments	(0.8)	(0.1)	(0.9)
Balance at January 31, 2015	$1.1	$0.5	$1.6

The following table summarizes accrued restructuring activities for the six months ended January 31, 2015:

(in millions)	Employee Severance and Benefits (A)	Facility Exit Costs (B)	Acquisition Related Charges (B)	Total
Balance at July 31, 2014	$2.9	$0.8	$0.1	$3.8
Adjustments	(0.1)	(0.1)	-	(0.2)
Cash payments	(1.7)	(0.2)	(0.1)	(2.0)
Balance at January 31, 2015	$1.1	$0.5	$-	$1.6

(A)	All activity during the period pertains to the 2014 Restructuring Plan.
(B)	All activity pertains to the 2013 Restructuring Plan.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Three Months Ended		Six Months Ended
	January 31		January 31
(in millions)	2015	2014	2015	2014
Medical Imaging	$(0.1)	$(0.1)	$(0.1)	$(0.2)
Ultrasound	-	0.4	(0.1)	0.5
Total restructuring and related charges	$(0.1)	$0.3	$(0.2)	$0.3

Accrued restructuring charges are comprised on the Consolidated Balance Sheets in the following location:

(in millions)	January 31, 2015	July 31, 2014
Accrued restructuring charges	$1.4	$3.4
Other long-term liabilities	0.2	0.4
Total restructuring and related charges	$1.6	$3.8

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic and diluted net income per share are calculated as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
(in millions, except share data)	2015	2014	2015	2014
Net income	$9.8	$19.3	$13.5	$15.5

Weighted-average number of common shares outstanding-basic (000’s)	12,378	12,417	12,393	12,430
Effect of dilutive securities:
Stock options and restricted stock units (000’s)	180	239	195	254
Weighted-average number of common shares outstanding-diluted (000’s)	12,558	12,656	12,588	12,684

Basic net income per share	$0.79	$1.56	$1.09	$1.25
Diluted net income per share	$0.78	$1.53	$1.07	$1.23

Anti-dilutive shares related to outstanding stock options and unvested restricted stock (000’s)	194	118	192	105

14. Income Taxes

The following table presents the provision for (benefit from) income taxes and our effective tax rate for the three and six months ended January 31, 2015 and 2014:

	Three Months Ended January 31,		Six Months Ended January 31,
(in millions)	2015	2014	2015	2014
Provision for (benefit from) income taxes	$2.3	$(6.6)	$3.7	$(8.6)
Effective tax rate	19%	-52%	22%	-124%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and six months ended January 31, 2015 is lower than the statutory rate of 35% due primarily to income generated outside the United States in countries with lower tax rates, the U.S. manufacturing deduction, and tax credits in the U.S. and Canada. The tax provision for the three and six months ended January 31, 2015 includes a discrete tax benefit totaling $0.8 million resulting from the extension by the U.S. Congress during the quarter of U.S. Federal tax credits for research and development, or R&D.

Our effective tax rate before discrete items for the three and six months ended January 31, 2014 was lower than the statutory rate of 35%, primarily due to lower foreign tax rates, and tax credits in the U.S. and Canada. The tax provision for the three and six months ended January 31, 2014 included certain discrete tax benefits totaling $10.2 million and $10.6 million, respectively. The discrete tax benefit for the three months ended January 31, 2014, consisted primarily of a reduction in a net deferred tax liability of $8.8 million associated with a change in classification of our Canadian operations, and a reduction in uncertain tax positions primarily associated with U.S. Federal tax credits for R&D, of $0.9 million following the conclusion of the Internal Revenue Service, or IRS, review for the fiscal year 2009, along with $0.5 million of other items. For the six months ended January 31, 2014, the discrete tax benefit also included a reduction of our valuation allowance for Massachusetts R&D credits and federal amended return claims, partially offset by changes in statutory tax rates in the jurisdictions in which we operate.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of January 31, 2015, we have concluded all U.S. Federal income tax matters through the year ended July 31, 2010. We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At January 31, 2015 and July 31, 2014, we had approximately $0.7 million and $0.6 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

At January 31, 2015, we had $6.9 million of unrecognized tax benefits for uncertain tax positions and $0.7 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid.

15. Segment Information

Our business is strategically aligned into three segments: Medical Imaging, Ultrasound, and Security and Detection. Our business segments are described as follows:

•

Medical Imaging primarily includes systems and subsystems for Computed Tomography, or CT, and Magnetic Resonance Imaging, or MRI, medical imaging equipment as well as state-of-the-art, selenium-based detectors for screening of breast cancer and other diagnostic applications in mammography.

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery, anesthesia, and other point-of-care markets.

•	Security and Detection, formerly known as Security Technology, primarily includes advanced CT threat detection systems used in checked baggage screening at airports worldwide.

The tables below present information about our reportable segments:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
(in millions)	2015	2014	2015	2014
Product revenue:
Medical Imaging	$71.8	$78.4	$138.1	$137.6
Ultrasound	41.8	40.1	79.1	74.8
Security and Detection	17.7	20.9	31.0	35.5
Total product revenue	$131.3	$139.4	$248.2	$247.9
Engineering revenue:
Medical Imaging	$1.3	$1.2	$1.8	$2.2
Ultrasound	0.7	-	1.2	-
Security and Detection	0.6	0.8	1.1	1.4
Total engineering revenue	$2.6	$2.0	$4.1	$3.6
Net revenue:
Medical Imaging	$73.1	$79.6	$139.9	$139.8
Ultrasound	42.5	40.1	80.3	74.8
Security and Detection	18.3	21.7	32.1	36.9
Total net revenue	$133.9	$141.4	$252.3	$251.5
Income from operations:
Medical Imaging	$9.4	$10.9	$16.8	$10.4
Ultrasound	0.2	(0.8)	(2.8)	(4.8)
Security and Detection	2.7	3.0	3.3	2.1
Total income from operations	12.3	13.1	17.3	7.7
Total other expense, net	(0.2)	(0.4)	(0.1)	(0.8)
Income from operations before income taxes	$12.1	$12.7	$17.2	$6.9

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

	As of	As of
	January 31,	July 31,
(in millions)	2015	2014
Identifiable assets by segment:
Medical Imaging	$200.3	$218.5
Ultrasound	223.5	235.5
Security and Detection	36.2	35.0
Total reportable segment assets	460.0	489.0
Corporate assets (A)	143.5	125.3
Total assets	$603.5	$614.3

	As of	As of
	January 31,	July 31,
(in millions)	2015	2014
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	55.1	55.1
Security and Detection (B)	0.4	-
Total goodwill	$57.4	$57.0

(A)	Includes cash and cash equivalents of $75.2 million and $60.9 million as of January 31, 2015 and July 31, 2014, respectively.
(B)	Includes goodwill related to the Pathfinder acquisition as described in Note 3, Business Combinations.

16. Guarantees, Commitments and Contingencies

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2015.

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

The following table presents our product warranty liability as of January 31, 2015:

(in millions)	As of January 31, 2015
Product warranty liability, as of July 31, 2014	$6.0
Provision	2.8
Settlements made in cash or in kind during the period	(2.1)
Product warranty liability, as of January 31, 2015	$6.7

At January 31, 2015 and July 31, 2014, we had deferred revenue for extended product warranty contracts of $5.9 million and $7.4 million, respectively.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Credit Agreement limits us and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis. In addition, the Credit Agreement requires us to maintain the following financial ratios:

•

A leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters earnings before interest, taxes, depreciation and amortization, or EBITDA, of no greater than 2.75:1.00 at any time; and

•	An interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated interest charges of no less than 3.00:1.00 at any time.

As of January 31, 2015 our leverage ratio was .004 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of January 31, 2015, we were in full compliance with all financial and operating covenants contained in the Credit Agreement.

Any failure to comply with the financial or operating covenants of the credit facility would prevent us from being able to borrow and would also constitute a default, permitting the lenders to, among other things, accelerate repayment of outstanding borrowings, including all accrued interest and fees, and to terminate the credit facility. A change in control, as defined in the Credit Agreement, would also constitute an event of default, permitting the lenders to accelerate repayment and terminate the Credit Agreement.

In connection with entering into the Credit Agreement, we incurred approximately $0.5 million of transactions costs, which are being expensed over the five-year life of the credit facility.

As of January 31, 2015 and July 31, 2014, we had approximately $1.4 million and $4.4 million, respectively, in other revolving credit facilities with banks available for direct borrowings. We did not have any borrowing outstanding under credit facilities at January 31, 2015 and July 31, 2014.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue and that it is reasonably likely that one or both of these entities may seek to impose sanctions and/or penalties on us in connection with a resolution of their inquiries. We are unable to estimate the potential penalties and/or sanctions that may ultimately be assessed. During the three and six months ended January 31, 2015, we incurred inquiry-related costs of approximately $0.4 million and $1.1 million, respectively, in connection with this matter. During the three and six months ended January 31, 2014, we incurred inquiry-related costs of approximately $0.6 million and $0.9 million, respectively, in connection with this matter.

17. Subsequent Event

We declared a dividend of $0.10 per share of common stock on March 5, 2015, which will be paid on April 3, 2015 to stockholders of record on March 20, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ materially from the projected results. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal year 2014 as filed with the U.S. Securities and Exchange Commission, or SEC on September 26, 2014 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended January 31, 2015 and 2014 represent the second quarters of fiscal years 2015 and 2014, respectively.

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

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery, anesthesia, and other point-of-care markets.

•	Security and Detection, formerly known as Security Technology, primarily includes advanced CT threat detection systems used in checked baggage screening at airports worldwide.

Financial Results

The following table summarizes our financial results:

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
(in millions, except per share amounts)	2015	2014		2015	2014
Total net revenues	$133.9	$141.4	-5%	$252.3	$251.5	0%
Gross profit	$57.5	$61.1	-6%	$109.5	$104.0	5%
Gross margin	43%	43%		43%	41%
Income from operations	$12.3	$13.1	-6%	$17.3	$7.7	124%
Operating margin	9%	9%		7%	3%
Net income	$9.8	$19.3	-49%	$13.5	$15.5	-13%
Diluted net income per share	$0.78	$1.53	-49%	$1.07	$1.23	-13%

Outlook

We expect mid-single digit revenue growth on a full year basis in fiscal year 2015, as compared with fiscal year 2014, as well as continued operating margin improvement.

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our Annual Report on Form 10-K as filed with the SEC on September 26, 2014.

Results of Operations

Three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
(in millions)	2015	2014		2015	2014
Medical Imaging	$71.8	$78.4	-8%	$138.1	$137.6	0%
Ultrasound	41.8	40.1	4%	79.1	74.8	6%
Security and Detection	17.7	20.9	-16%	31.0	35.5	-13%
Total product revenue	$131.3	$139.4	-6%	$248.2	$247.9	0%

Medical Imaging

During the three months ended January 31, 2015, our Medical Imaging revenue decreased by 8% versus the prior year comparable period mainly due to lower volumes in the MRI and CT product lines. During the six months ended January 31, 2015, our Medical Imaging revenue was relatively flat compared to the prior year comparable period.

Ultrasound

During the three and six months ended January 31, 2015, our Ultrasound revenue increased by 4% and 6%, respectively, versus the prior year comparable periods primarily driven by growing direct sales in North America and China, augmented by higher sales of OEM Ultrasound transducers. The growth in our direct sales revenues was partially offset by unfavorable impact from foreign currency translation (4% and 3% for the three and six months ended January 31, 2015, respectively).

Security and Detection

During the three and six months ended January 31, 2015, our Security and Detection revenue declined by 16% and 13%, respectively, versus the prior year comparable periods as a result of lower volumes due to timing of shipments of our high speed explosive detection systems outside the United States. Timing of high speed shipments is highly dependent on large airport tenders which may have award dates that are difficult to predict.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
	2015	2014		2015	2014
(in millions)
Medical Imaging	$1.3	$1.2	12%	$1.8	$2.2	-22%
Ultrasound	0.7	-	100%	1.2	-	100%
Security and Detection	0.6	0.8	-15%	1.1	1.4	-19%
Total engineering revenue	$2.6	$2.0	35%	$4.1	$3.6	12%

Medical Imaging

The slight increase in engineering revenue for the three months ended January 31, 2015 versus the prior year comparable period was due primarily to timing of work done on customer funded engineering projects. The decrease in engineering revenue for the six months ended January 31, 2015 versus the prior year comparable period was due primarily to the completion of customer funded engineering products that have moved into production. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Ultrasound

The increase for the three and six months ended January 31, 2015 compared to the prior year comparable periods was related to a new customer-funded project in the Ultrasound segment that began in the fourth quarter of fiscal year 2014. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Security and Detection

The decrease in engineering revenue for the three and six months ended January 31, 2015 versus the prior year comparable periods was due primarily to the timing of customer-funded engineering projects. Customer-funded engineering projects can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
(in millions)	2015	2014		2015	2014
Product gross profit	$57.2	$60.6	-6%	$109.0	$103.5	5%
Product gross margin	43.6%	43.5%		43.9%	41.8%

The small increase in product gross margin during the three months ended January 31, 2015 versus the prior year comparable period was due primarily to improvements in manufacturing efficiency. The improvement in product gross margin during the six months ended January 31, 2015 versus the prior year comparable period was due primarily to improved efficiency and yield in our manufacturing process along with favorable product mix.

Engineering gross margin

Engineering gross margin is summarized as follows:

	Three Months Ended January 31,		Percentage Change	Six Months Ended January 31,		Percentage Change
(in millions)	2015	2014		2015	2014
Engineering gross profit	$0.3	$0.4	-28%	$0.5	$0.5	0%
Engineering gross margin	10.2%	21.0%		11.2%	13.6%

The decrease in the engineering gross margin in the three and six months ended January 31, 2015 versus the prior year comparable periods was related to the mix of engineering projects.

Operating expenses

Operating expenses are summarized as follows:

	Three Months Ended January 31,		Percentage Change	Percentage of Net Revenue
(in millions)	2015	2014		2015	2014
Research and product development	$16.4	$20.0	-18%	12%	14%
Selling and marketing	15.9	14.7	8%	12%	10%
General and administrative	13.1	13.0	1%	10%	9%
Restructuring	(0.2)	0.3	-145%	0%	0%
Total operating expenses	$45.2	$48.0	-6%	34%	33%

	Six Months Ended January 31,		Percentage Change	Percentage of Net Revenue
(in millions)	2015	2014		2015	2014
Research and product development	$33.8	$38.9	-13%	14%	15%
Selling and marketing	31.3	29.2	7%	12%	12%
General and administrative	27.3	27.9	-2%	11%	11%
Restructuring	(0.2)	0.3	-171%	0%	0%
Total operating expenses	$92.2	$96.3	-4%	37%	38%

Operating expenses for the three and six months ended January 31, 2015 decreased by $2.8 million, or 6%, and $4.1 million, or 4%, versus the prior year comparable periods, respectively.

Research and product development expenses are related to internally funded projects and decreased by $3.6 million and $5.1 million during the three and six months ended January 31, 2015 versus the prior year comparable periods, respectively, as a result of cost control actions taken in fiscal year 2014, including the restructuring activity reported in the fourth quarter of fiscal year 2014.

Selling and marketing expenses increased by $1.2 million and $2.1 million during the three and six months ended January 31, 2015, versus the prior year comparable periods, respectively, due primarily to higher incentive compensation costs associated with higher revenues and costs associated with the introduction of new products.

General and administrative expenses increased slightly by $0.1 million during the three months ended January 31, 2015 versus the prior year comparable period mainly due to incremental incentive compensation. General and administrative expenses decreased by $0.6 million during the six months ended January 31, 2015 versus the prior year comparable period as a result of cost control actions taken in fiscal year 2014.

Other expense, net

Other expense, net is summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(in millions)	2015	2014	2015	2014
Interest income, net	$-	$0.1	$0.1	$0.2
Others, net	(0.2)	(0.5)	(0.2)	(1.0)
Total other expense, net	$(0.2)	$(0.4)	$(0.1)	$(0.8)

Other expense, net during the three and six months ended January 31, 2015 and 2014 was predominantly due to foreign currency exchange gains (losses) from our foreign subsidiaries. Other expense, net during the six months ended January 31, 2014 also included the recognition of a $0.5 million loss related to our 10% pre-acquisition equity interest in PocketSonics. Please refer to Note 3. Business Combinations for further information about this acquisition.

Provision for (benefit from) income taxes

The following table presents the provision for (benefit from) income taxes and our effective tax rate for the three and six months ended January 31, 2015 and 2014:

	Three Months Ended January 31,		Six Months Ended January 31,
(in millions)	2015	2014	2015	2014
Provision for (benefit from) income taxes	$2.3	$(6.6)	$3.7	$(8.6)
Effective tax rate	19%	-52%	22%	-124%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and six months ended January 31, 2015 is lower than the statutory rate of 35% due primarily to income generated outside the United States in countries which carry lower tax rates, the U.S. manufacturing deduction, and tax credits in the U.S. and Canada. The tax provision for the three and six months ended January 31, 2015 includes a discrete tax benefit totaling $0.8 million resulting from the extension by the U.S. Congress during the quarter of U.S. Federal tax credits for research and development, or R&D.

Our effective tax rate before discrete items for the three and six months ended January 31, 2014 was lower than the statutory rate of 35%, primarily due to lower foreign tax rates, and tax credits in the U.S. and Canada. The tax provision for the three and six months ended January 31, 2014 included certain discrete tax benefits totaling $10.2 million and $10.6 million, respectively. The discrete tax benefit for the three months ended January 31, 2014, consisted primarily of a reduction in a net deferred tax liability of $8.8 million associated with a change in classification of our Canadian operations, and a reduction in uncertain tax positions primarily associated with U.S. Federal tax credits for R&D, for $0.9 million following the conclusion of the Internal Revenue Service, or IRS, review for the fiscal year 2009, along with $0.5 million of other items. For the six months ended January 31, 2014, the discrete tax benefit also included a reduction of our valuation allowance for Massachusetts R&D credits and federal amended return claims, partially offset by changes in statutory tax rates in the jurisdictions in which we operate.

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

Net income and diluted net income per share

Net income and diluted net income per share are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(in millions)	2015	2014	2015	2014
Net income	$9.8	$19.3	$13.5	$15.5
% of net revenue	7%	14%	5%	6%
Diluted net income per share from operations	$0.78	$1.53	$1.07	$1.23

The decrease in net income and diluted net income per share for the three and six months ended January 31, 2015 versus the prior year comparable periods was due primarily to the non-recurring tax benefits recognized in the second quarter of fiscal year 2014.

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

(in millions)	As of January 31, 2015	As of July 31, 2014	Percentage Change
Cash and cash equivalents (A)	$116.2	$114.5	1%
Working capital	$298.9	$289.3	3%
Stockholders’ equity	$512.6	$512.6	0%

(A)	Includes approximately $59.4 million and $57.9 million of cash and cash equivalents held outside the U.S. at January 31, 2015 and July 31, 2014, respectively.

The increase in cash and cash equivalents from July 31, 2014 to January 31, 2015 was due primarily to net income of $13.5 million on growing operating profit during the period and the collection of accounts receivable of $9.2 million, which was partially offset by increases in our inventory of $14.6 million as well as the net cash payment of $1.6 million for the acquisition of Pathfinder in October 2014 from existing cash on hand. The increase in working capital from July 31, 2014 to January 31, 2015 was related primarily to payment of accounts payable of $6.9 million.

Cash and cash equivalents at January 31, 2015 and July 31, 2014 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at January 31, 2015 and July 31, 2014 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	Six Months Ended January 31,		Percentage Change
(in millions except percentages)	2015	2014
Net cash provided by operating activities	$19.3	$25.2	-23%
Net cash used in investing activities	(6.5)	(19.1)	-66%
Net cash used in financing activities	(7.2)	(8.1)	-12%
Effect of exchange rate changes on cash	(4.0)	-	100%
Net increase (decrease) in cash and cash equivalents	$1.6	$(2.0)	178%

Operating activities

The cash flows provided by operating activities during the six months ended January 31, 2015 primarily reflects our net income of $13.5 million on increased gross profit and operating profit during the period as well as collections of accounts receivable of $9.2 million. This was partially offset by an increase in inventory of $14.6 million to support growing demand and new product launches in fiscal year 2015.

The cash flows provided by operating activities during the six months ended January 31, 2014 primarily reflects our net income of $15.5 million, collections of accounts receivable of $19.1 million and a decrease in inventory of $2.4 million. This was partially offset by a decrease in accrued income taxes of $10.0 million and a decrease in accrued liabilities of $12.4 million.

Investing activities

The net cash used in investing activities during the six months ended January 31, 2015 was primarily driven by purchases of property, plant and equipment of $4.9 million as well as the acquisition of Pathfinder for $1.6 million.

The net cash used in investing activities during the six months ended January 31, 2014 was primarily driven by the acquisition of PocketSonics, net of cash acquired, of $10.6 million as well as purchases of property, plant and equipment of $8.7 million.

Financing activities

The net cash used in financing activities during the six months ended January 31, 2015 primarily reflected $7.0 million used to repurchase common stock, $2.6 million of dividends paid to stockholders and $1.7 million used for shares surrendered for taxes paid related to vested employee restricted stock. This was partially offset by proceeds from the issuance of common stock amounting to $3.6 million associated with stock option exercises.

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

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements

Our contractual obligations at January 31, 2015, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

(in millions)	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$8.1	$1.4	$3.8	$2.1	$0.8
Purchase obligations	45.6	40.0	5.6	-	-
Pension	4.1	0.1	0.6	0.7	2.7
Total contractual obligations	$57.8	$41.5	$10.0	$2.8	$3.5

Financing Arrangements

On October 11, 2011, we entered into a five-year, revolving credit agreement, or Credit Agreement with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. The Credit Agreement provides $100.0 million in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty. We did not have any borrowings outstanding under this Credit Agreement as of January 31, 2015. Please refer to Note 16. Guarantees, Commitments and Contingencies for details.

As of January 31, 2015, we also have approximately $1.4 million in other revolving credit facilities with banks available for direct borrowings.

Contingent Consideration

In connection with the acquisition of PocketSonics, as of January 31, 2015, we recorded a contingent consideration obligation of $2.0 million. Please refer to Note 3. Business Combinations for more information.

Tax Related Obligations

We have $6.9 million of unrecognized tax benefits for uncertain tax positions and $0.7 million of related accrued interest and penalties as of January 31, 2015. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 14. Income Taxes to our consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue and that it is reasonably likely that one or both of these entities may seek to impose sanctions and/or penalties on us in connection with a resolution of their inquiries. We are unable to estimate the potential penalties and/or sanctions that may ultimately be assessed. During the three months ended January 31, 2015 and 2014, we incurred inquiry-related costs of approximately $0.4 million and $0.6 million, respectively, in connection with this matter. During the six months ended January 31, 2015 and 2014, we incurred inquiry-related costs of approximately $1.1 million and $0.9 million, respectively, in connection with this matter.

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

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for fiscal year 2014 filed with SEC on September 26, 2014. There have been no material changes during the six months ended January 31, 2015 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of January 31, 2015, please refer to Note 16. Guarantees, Commitments and Contingencies to our consolidated financial statements included in this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended January 31, 2015:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
11/1/2014-11/30/2014	14,461	$72.49	14,281	$23,858
12/1/2014-12/31/2014	15,032	79.08	14,471	22,712
1/1/2015-1/31/2015	12,985	84.57	12,985	21,614

Total	42,478	$78.52	41,737	$21,614

(1)	Includes 741 shares, consisting of 180 and 561 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in November and December 2014, respectively.
(2)	During the second quarter of fiscal year 2015, we repurchased 41,737 shares of our common stock in open-market transactions for $3.3 million at an average purchase price of $78.54 per share. These shares were purchased pursuant to a repurchase program authorized by our board of directors that was announced on June 2, 2014 to repurchase up to $30 million of our common stock. The repurchase program does not have a fixed expiration date.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: March 11, 2015	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2015	/s/ Michael L. Levitz
Michael L. Levitz Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Amended and Restated 1997 Non-Qualified Stock Option Plan for Non-Employee Directors

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2015 and July 31, 2014, (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended January 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended January 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.