Form 10-Q
period 2015-04-30
ANALOGIC CORP
filed 2015-06-08
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of May 29, 2015, there were 12,440,842 shares of common stock outstanding.

ANALOGIC CORPORATION

Form 10Q – Quarterly Report

For the Quarterly Period Ended April 30, 2015

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share data)

	As of April 30, 2015	As of July 31, 2014
Assets
Current assets:
Cash and cash equivalents	$119,835	$114,540
Accounts receivable, net of allowance for doubtful accounts of $1,230 and $800 as of April 30, 2015 and July 31, 2014, respectively	101,994	106,436
Inventory	145,251	124,777
Refundable and deferred income taxes	21,346	18,599
Other current assets	9,264	9,422
Total current assets	397,690	373,774
Property, plant, and equipment, net	107,746	114,165
Intangible assets, net	51,738	57,366
Goodwill	57,358	56,955
Deferred income taxes	5,280	7,475
Other assets	4,724	4,607
Total assets	$624,536	$614,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,219	$37,241
Accrued employee compensation and benefits	20,654	16,305
Accrued warranty	7,247	5,968
Accrued restructuring charges	799	3,431
Deferred revenue	7,633	10,761
Customer deposits	3,854	3,046
Other current liabilities	5,666	7,761
Total current liabilities	83,072	84,513

Long-term liabilities:
Accrued income taxes	2,223	5,211
Deferred income taxes	2,862	2,657
Other long-term liabilities	11,857	9,381
Total long-term liabilities	16,942	17,249

Guarantees, commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,442,615 shares issued and outstanding as of April 30, 2015; 30,000,000 shares authorized and 12,372,992 shares issued and outstanding as of July 31, 2014	621	619
Capital in excess of par value	138,809	125,679
Retained earnings	388,356	378,477
Accumulated other comprehensive (loss) income	(3,264)	7,805
Total stockholders’ equity	524,522	512,580
Total liabilities and stockholders’ equity	$624,536	$614,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net revenue:
Product	$130,479	$122,067	$378,686	$369,992
Engineering	3,080	1,965	7,134	5,559
Total net revenue	133,559	124,032	385,820	375,551
Cost of sales:
Product	75,046	68,717	214,261	213,110
Engineering	2,560	1,961	6,114	5,067
Total cost of sales	77,606	70,678	220,375	218,177
Gross profit	55,953	53,354	165,445	157,374
Operating expenses:
Research and product development	17,156	16,915	50,950	55,795
Selling and marketing	15,928	14,338	47,283	43,603
General and administrative	15,339	12,764	42,634	40,624
Restructuring	(107)	(80)	(317)	216
Total operating expenses	48,316	43,937	140,550	140,238
Income from operations	7,637	9,417	24,895	17,136
Other income, net	201	882	150	104
Income before income taxes	7,838	10,299	25,045	17,240
(Benefit from) provision for income taxes	(1,286)	2,509	2,437	(6,089)
Net income	$9,124	$7,790	$22,608	$23,329
Net income per common share:
Basic	$0.73	$0.63	$1.82	$1.88
Diluted	$0.72	$0.62	$1.79	$1.84
Weighted average shares outstanding:
Basic	12,419	12,403	12,401	12,421
Diluted	12,603	12,647	12,601	12,679
Dividends declared and paid per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Net income	$9,124	$7,790	$22,608	$23,329
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax	(600)	689	(10,974)	1,495
Unrealized gains (losses) on foreign currency forward contracts, net of tax	339	31	(95)	132

Total other comprehensive (loss) income, net of tax	(261)	720	(11,069)	1,627

Total comprehensive income	$8,863	$8,510	$11,539	$24,956

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,608	$23,329
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	3,271	(4,224)
Depreciation and amortization	17,406	16,405
Share-based compensation expense	8,408	8,727
Writedown of inventory to net realizable value	3,706	3,111
Provision for doubtful accounts, net of recovery	430	187
Excess tax benefit from share-based compensation	(981)	(3,449)
Change in fair value of contingent consideration	(62)	183
(Gain) loss on sale of property, plant and equipment	(101)	27
Loss on purchase of investment	-	484
Net changes in operating assets and liabilities, exclusive of acquisition-related assets and liabilities:
Accounts receivable	1,133	18,558
Inventory	(25,680)	(6,978)
Other current assets	(303)	753
Accounts payable	(497)	7,774
Accrued liabilities	1,532	(10,008)
Deferred revenue	(3,004)	(92)
Customer deposits	827	-
Accrued income taxes	(5,178)	(10,095)
Other liabilities	2,630	(1,574)
NET CASH PROVIDED BY OPERATING ACTIVITIES	26,145	43,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(7,193)	(13,647)
Acquisition of businesses, net of cash acquired	(1,600)	(10,561)
Purchases of marketable securities in Rabbi Trust under the Non-qualified Deferred Compensation Plan	(200)	(624)
Proceeds from the sale of property, plant, and equipment	264	140
NET CASH USED IN INVESTING ACTIVITIES	(8,729)	(24,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	7,417	4,454
Repurchase of common stock	(10,242)	(10,579)
Dividends paid to shareholders	(3,868)	(3,727)
Shares repurchased for taxes for vested employee restricted stock grants	(1,731)	(6,281)
Excess tax benefit from share-based compensation	981	3,449
NET CASH USED IN FINANCING ACTIVITIES	(7,443)	(12,684)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,678)	673

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,295	6,415

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,540	113,033

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,835	$119,448

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

2. Recent Accounting Pronouncements

Recently adopted

Foreign currency matters

In March 2013, the Financial Accounting Standards Board, or FASB, issued an update which amends guidance on foreign currency matters and consolidations to address diversity in practice related to the release of cumulative translation adjustments, or CTA, into earnings upon the occurrence of certain de-recognition events. The update reflects a compromise between the CTA release guidance included within foreign currency matters and the loss of control concepts included within consolidation guidance. It precludes the release of CTA for de-recognition events that occur within a foreign entity, unless such events represent a complete or substantially complete liquidation of the foreign entity. De-recognition events related to investments in a foreign entity result in the release of all CTA related to the derecognized foreign entity, even when a non-controlling financial interest is retained. The update also amends guidance on business combinations and for transactions that result in a company obtaining control of a business in a step acquisition by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. This update should be applied prospectively and prior periods should not be adjusted. The update was effective for us beginning on August 1, 2014. The adoption of this standard did not have a material impact on our consolidated financial statements.

Not yet effective

Cloud computing arrangements

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which amends Accounting Standards Codification, or ASC, 350, “Intangibles - Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is not permitted. The provisions will be effective for us in

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

the first quarter of our fiscal year ending July 31, 2017. We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASC Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” Update No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Update No. 2015-02 is effective for annual reporting periods ending after December 15, 2015, and for annual periods and interim periods thereafter. This update is effective for us in the first quarter of fiscal year ending July 31, 2017. Early adoption is permitted. The adoption of this update is not expected to have a material impact on our financial position or results of operations.

Revenue from contracts with customers

In May 2014, the FASB issued an update which provides guidance for revenue recognition. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition requirement and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update should be applied either on a retrospective or modified retrospective basis. Early adoption is not permitted. This update will be effective for us in the first quarter of our fiscal year ending July 31, 2018. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

3. Business Combinations

Pathfinder Therapeutics, Inc., or Pathfinder

On October 28, 2014, we acquired certain assets and assumed certain liabilities related to the surgical planning and guidance business of Pathfinder for $1.6 million, which was paid in cash at the acquisition date. The acquisition has been accounted for as an acquisition of a business.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

During the nine months ended April 30, 2015, we incurred acquisition costs of approximately $0.1 million which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our Consolidated Statements of Operations.

The pro forma financial information for the three and nine months ended April 30, 2015, including revenue and net income, is immaterial, and has not been separately presented.

PocketSonics, Inc., or PocketSonics

In April 2010, we entered into an agreement with PocketSonics, a privately-held ultrasound technology company based in Charlottesville, Virginia, which granted us an exclusive license to certain ultrasound technology owned or controlled by PocketSonics and a ten percent (10%) equity interest in PocketSonics. The equity investment was recorded as in-process research and development, or IPR&D, of $1.9 million. Since that time, we have collaborated with PocketSonics to develop patented ultrasound technology to enable the acceleration of high acuity guided procedures to lower cost point-of-care settings and other technical applications. On September 20, 2013, we acquired all of the remaining stock of PocketSonics. The purchase price includes base consideration of $11.1 million paid in cash at closing, fair value of contingent consideration of $1.9 million, and revaluation of our initial equity investment. We undertook this acquisition to further strengthen our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

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

In connection with this acquisition, we recorded a fair value contingent consideration obligation of $2.0 million as of April 30, 2015, with potential exposure of up to $3.0 million payable upon the achievement of certain milestones relating to the PocketSonics technology. The contingent earn-out payments to the sellers of PocketSonics would be payable upon commercial launch and achievement of volume sales target as defined in the asset purchase agreement. The $2.0 million fair value was estimated through a valuation model that incorporates probability adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 input measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration liability and reflected within our Consolidated Statements of Operations within selling and marketing expenses. For additional information related to the fair value of this obligation, please refer to Note 7, Fair Value Measurements.

We also recorded a goodwill asset of $6.9 million, representing the value of the opportunity of further strengthening our competitive position in procedure guidance for point-of-care and other advanced guidance applications. The goodwill will not be deductible for tax purposes.

We recognized a loss of $0.5 million related to our 10% pre-acquisition equity interest, which is reflected as a component of other expense, net within our Consolidated Statements of Operations during the nine months ended April 30, 2014.

During the nine months ended April 30, 2014, we incurred acquisition costs of approximately $0.1 million which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our Consolidated Statements of Operations.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

4. Accounts Receivable, Net

Our accounts receivable arise primarily from products sold and services provided in North America, Europe and Asia. The balance in accounts receivable represents the amount due from our domestic and foreign original equipment manufacturers, or OEM, customers, distributors and end users. We perform ongoing credit evaluations of our customers’ financial condition and continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon specific customer collection issues that have been identified. We accrue reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. To date, our historical write-offs of accounts receivable have been minimal.

Our top ten customers combined accounted for approximately 68% of our total net revenue for each of the three months ended April 30, 2015 and 2014 and 64% and 67% of our total net revenue for the nine months ended April 30, 2015 and 2014, respectively. Set forth in the table below are customers which individually accounted for 10% or more of our net revenue.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Koninklijke Philips Electronics N.V., or Philips	15%	17%	13%	17%
L-3 Communications Corporation, or L-3	15%	12%	13%	11%
Toshiba Corporation, or Toshiba	12%	10%	12%	11%
Siemens AG	11%	12%	12%	11%

The following table summarizes our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of April 30, 2015	As of July 31, 2014
L-3	20%	16%
Philips	18%	16%
Toshiba	*	11%

Note	(*): Total net accounts receivable due from customer was less than 10% in this period.

5. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

(in millions)	As of April 30, 2015	As of July 31, 2014
Raw materials	$70.9	$59.6
Work in process	51.3	41.2
Finished goods	23.1	24.0

Total inventory	$145.3	$124.8

6. Goodwill and Intangible Assets

Goodwill

Analogic has goodwill balances of $57.4 million and $57.0 million at April 30, 2015 and July 31, 2014, respectively. The difference between the two periods relates to goodwill associated with the acquisition of Pathfinder of $0.4 million. The business acquired from Pathfinder is included under our Security and Detection segment. Please refer to Note 3. Business Combinations for more information on the acquisition of Pathfinder.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and trade names. The estimated useful lives for all of these intangible assets, excluding a trade name determined to have an indefinite life, range between 1 to 14 years. Intangible assets are summarized as follows:

		As of April 30, 2015			As of July 31, 2014
(in millions)	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years	$30.3	$11.5	$18.8	$29.6	$9.0	$20.6
Customer relationships	13 years	44.2	19.1	25.1	43.9	15.1	28.8
Trade names*	3 years	8.6	0.8	7.8	8.5	0.5	8.0
Total intangible assets		$83.1	$31.4	$51.7	$82.0	$24.6	$57.4

*	- $7.6 million of trade names are non-amortizable as of April 30, 2015 and July 31, 2014.

Amortization expense related to acquired intangible assets was $2.2 million and $6.6 million for the three and nine months ended April 30, 2015, respectively. Amortization expense related to acquired intangible assets was $1.9 million and $5.7 million for the three and nine months ended April 30, 2014, respectively.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

(in millions)	Estimated Future Amortization Expense
2015 (remaining three months)	$2.2
2016	8.0
2017	7.2
2018	6.2
2019	5.0
Thereafter	15.5

$44.1

We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2014. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and as a basis for determining whether it is necessary to perform the qualitative impairment test. Alternatively, we may elect to bypass the qualitative assessment and proceed to the two-step quantitative impairment test. Our quantitative impairment assessment considered both the market approach and income approach to calculate the fair value of a reporting unit, with different probabilities assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples and a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin and operating margin percentages, and discount rates. We determined that the fair values of our reporting units were in excess of their carrying values, and concluded that there was no impairment.

We compared the fair value of a trade name that has an indefinite life using the relief from royalty approach to its carrying value as of December 31, 2014. The relief from royalty approach utilized an after-tax royalty rate and a discount rate. The after-tax royalty rate was determined based on royalty research and margin analysis while the discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales for the trade name. We determined that the fair value of the trade name was in excess of its carrying value.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table provides the assets and liabilities carried at fair value and measured on a recurring basis at April 30, 2015 and July 31, 2014:

	Fair Value Measurements at April 30, 2015
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Plan assets for deferred compensation	$4.2	$4.2	$-	$-
Total assets at fair value	$4.2	$4.2	$-	$-
Liabilities
Contingent consideration	$2.0	$-	$-	$2.0
Foreign currency forward contracts	0.1	-	0.1	-
Total liabilities at fair value	$2.1	$-	$0.1	$2.0

	Fair Value Measurements at July 31, 2014
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Plan assets for deferred compensation	$3.6	$3.6	$-	$-
Total assets at fair value	$3.6	$3.6	$-	$-
Liabilities
Contingent consideration	$2.1	$-	$-	$2.1
Total liabilities at fair value	$2.1	$-	$-	$2.1

Assets held in the deferred compensation plan will be used to pay benefits under our non-qualified deferred compensation plan. The investments primarily consist of mutual funds which are publicly traded on stock exchanges. Accordingly, the fair value of these assets is categorized as Level 1 within the fair value hierarchy.

The fair value of the liabilities arising from our foreign currency forward contracts is determined by valuation models based on market observable inputs, including forward and spot prices for currencies. Accordingly, the fair value of these liabilities is categorized as Level 2 within the fair value hierarchy.

The fair value of our contingent consideration obligation is based on significant unobservable inputs, including management estimates and assumptions, and is measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair value of this liability is categorized as Level 3 within the fair value hierarchy.

The fair value of the contingent payments associated with the acquisition of PocketSonics was calculated utilizing 100% probability for the earn out associated with the Section 510(k) clearance obtained from the Food and Drug Administration, or FDA, on April 9, 2014 and the anticipation of commercial sales, as defined in the purchase agreement, in the fiscal year ending July 31, 2016, or fiscal year 2016. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

to its then current fair value and record changes in the fair value to the Consolidated Statements of Operations. Changes in contingent consideration result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There was no change in fair value during the three months ended April 30, 2015. There was a $0.1 million decrease in the fair value of our contingent consideration obligation during the nine months ended April 30, 2015. As of April 30, 2015 and July 31, 2014 the fair value of the contingent consideration obligation was reported in Other long-term liabilities and Other current liabilities, respectively, in the Consolidated Balance Sheets.

8. Derivative Instruments

Certain of our foreign operations have revenue and expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses.

As of April 30, 2015, we had forward contracts outstanding denominated in Canadian dollars with notional amounts totaling $2.7 million. These contracts have been designated as cash flow hedges and the unrealized loss of $0.1 million, net of tax, on these contracts is reported in Accumulated other comprehensive loss in the Consolidated Balance Sheet. As of April 30, 2015, the fair value of derivatives designated as hedging instruments are presented in Other current liabilities on our Consolidated Balance Sheet. There were no outstanding derivatives as of July 31, 2014. Realized gains and losses on the cash flow hedges are recognized in cost of sales and operating expenses in our Consolidated Statements of Operations in the period when the payment of expenses is recognized. During both the three and nine months ended April 30, 2015, the realized loss on the cash flow hedges was $0.3 million. During the three and nine months ended April 30, 2014, the realized gain (loss) on the cash flow hedges were $0.1 million and $(0.2) million, respectively. We expect all contracts currently outstanding to settle as of July 31, 2015 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to cost of sales and operating expenses.

9. Common Stock Repurchases

On June 2, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock. Repurchases under this program will be funded by our available cash. The repurchase program does not have a fixed expiration date. During the three and nine months ended April 30, 2015, we repurchased and retired 37,840 and 132,323 shares of common stock under this repurchase program for $3.3 million and $10.2 million, at an average purchase price of $86.68 and $77.37 per share, respectively. Through April 30, 2015, in total we have repurchased and retired 151,006 shares of common stock under this repurchase program for $11.7 million at an average purchase price of $77.23 per share.

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

The following table summarizes components of Accumulated other comprehensive (loss) income for the nine months ended April 30, 2015:

(in millions)	Unrealized Losses on Foreign Currency Forward Contracts	Unrealized Losses on Pension Plan	Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 31, 2014	$-	$(3.6)	$11.4	$7.8
Pre-tax change before reclassification to earnings	(0.1)	-	(10.9)	(11.0)
Income tax benefit	-	-	(0.1)	(0.1)
Balance at April 30, 2015	$(0.1)	$(3.6)	$0.4	$(3.3)

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The ineffective portion of the unrealized losses on foreign currency forward contracts and unrealized gains or losses on currency translation adjustment are included in other expense, net on our Consolidated Statements of Operations.

11. Share-based Compensation

The following table presents share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in millions)	2015	2014	2015	2014
Cost of product sales	$0.2	$0.1	$0.5	$0.5
Cost of engineering sales	0.1	0.1	0.2	0.3
Research and product development	0.7	0.5	2.0	2.0
Selling and marketing	0.4	0.3	1.1	0.9
General and administrative	2.0	1.9	4.6	5.0
Total share-based compensation expense before tax	3.4	2.9	8.4	8.7
Income tax effect	(1.0)	(0.9)	(2.5)	(2.7)
Share-based compensation expense included in net income	$2.4	$2.0	$5.9	$6.0

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

We granted 78,846 stock options during the nine months ended April 30, 2015. We did not grant any stock options during the three months ended April 30, 2015. The fair value of each option granted during the nine months ended April 30, 2015 and during the three and nine months ended April 30, 2014 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Expected option term in years (1)	-	5.31	5.31	5.37
Expected volatility (2)	-	35.1%	29.3%	38.6%
Risk-free interest rate (3)	-	1.51%	1.82%	1.77%
Expected annual dividend yield (4)	-	0.42%	0.56%	0.52%
Weighted average grant date fair value	-	$30.80	$19.95	$27.55

(1)	The expected option term was estimated using historical data.
(2)	The expected volatility for each grant is determined based on the review of the average of historical daily price changes of our common stock over the expected option term.
(3)	The risk free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

The total intrinsic value of options exercised during the three and nine months ended April 30, 2015 was $2.5 million and $4.2 million, respectively.

As of April 30, 2015, 295,878 stock options were vested or expected to vest and 143,207 stock options were exercisable. These options have a weighted average exercise price of $68.50 and $63.52, respectively, aggregate intrinsic value of $4.7 million and $3.0 million, respectively, and a weighted average remaining contractual term of 5.07 years and 4.37 years, respectively.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Restricted stock and restricted stock units

We granted 206 and 28,455 relative total shareholder return, or TSR, performance-based awards and 265 and 36,641 non-GAAP earnings per share, or EPS, performance-based awards during the three and nine months ended April 30, 2015, respectively. The fair value of our non-GAAP EPS performance-based awards was estimated using the quoted closing price of our common stock on the date of grant. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Stock price (1)	$87.50	$94.32	$71.33	$77.14
Expected volatility (2)	27.6%	27.5%	29.3%	27.6%
Risk-free interest rate (3)	0.83%	0.46%	1.00%	0.82%
Expected annual dividend yield (4)	0.00%	0.00%	0.00%	0.00%
Weighted average grant date fair value of performance based restricted stock awards	$127.52	$117.61	$88.00	$93.85

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Dividends are considered reinvested when calculating TSR. The dividend yield is therefore considered to be 0%.

The total fair value of restricted stock units, or RSU’s, that vested during the three and nine months ended April 30, 2015 was $1.1 million and $6.5 million, respectively.

As of April 30, 2015, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $12.7 million. This cost will be recognized over an estimated weighted average amortization period of 1.4 years and assumes target performance for the non-GAAP EPS performance-based RSU’s.

12. Restructuring Charges

Fiscal Year 2014 Restructuring Plan

During the fourth quarter of fiscal year 2014, we implemented our fiscal year 2014 restructuring plan to improve our operational effectiveness in Peabody, Massachusetts and leverage core competencies better across the business. We incurred pre-tax charges of $2.6 million from the time that we implemented the plan during the fourth quarter of fiscal year 2014 through April 30, 2015, primarily relating to severance and personnel related costs for involuntarily terminated employees. We expect that the restructuring plan will be substantially completed during fiscal year 2015. During the nine months ended April 30, 2015, we recorded a reduction of $0.2 million in our restructuring costs.

Fiscal Year 2013 Restructuring Plan

In May 2013, we announced our fiscal year ended July 31, 2013, or fiscal year 2013, restructuring plan and incurred pre-tax charges of $4.0 million through April 30, 2015, primarily relating to severance and personnel related costs of terminated employees, facility exit costs for the closure of the Ultrasonix sales subsidiary in Paris, France, and the closure of our ultrasound transducer operation in Englewood, Colorado as we consolidate our transducer operations in State College, Pennsylvania. This plan also includes activities to consolidate manufacturing and certain support functions currently conducted in our Ultrasonix facility in Vancouver, Canada with our other facilities, as well as optimization of our operations in Montreal, Canada and Peabody, Massachusetts. During the nine months ended April 30, 2015, we incurred $(0.1) million related to the Englewood, Colorado facility. We expect that the restructuring plan will be completed in fiscal year 2017 when the lease on the Englewood, Colorado facility ends.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Current Period Activity

The following table summarizes accrued restructuring activities for the three months ended April 30, 2015:

(in millions)	Employee Severance and Benefits (A)	Facility Exit Costs (B)	Total
Balance at January 31, 2015	$1.1	$0.5	$1.6
Adjustments	(0.1)	-	(0.1)
Cash payments	(0.5)	(0.1)	(0.6)
Balance at April 30, 2015	$0.5	$0.4	$0.9

The following table summarizes accrued restructuring activities for the nine months ended April 30, 2015:

(in millions)	Employee Severance and Benefits (A)	Facility Exit Costs (B)	Acquisition Related Charges (B)	Total
Balance at July 31, 2014	$2.9	$0.8	$0.1	$3.8
Adjustments	(0.2)	(0.1)	-	(0.3)
Cash payments	(2.2)	(0.3)	(0.1)	(2.6)
Balance at April 30, 2015	$0.5	$0.4	$-	$0.9

(A)	All activity during the period pertains to the 2014 Restructuring Plan.
(B)	All activity during the period pertains to the 2013 Restructuring Plan.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions)	2015	2014	2015	2014
Medical Imaging	$(0.1)	$-	$(0.2)	$(0.2)
Ultrasound	-	(0.1)	(0.1)	0.4
Total restructuring and related charges	$(0.1)	$(0.1)	$(0.3)	$0.2

Accrued restructuring charges are classified on the Consolidated Balance Sheets in the following location:

(in millions)	As of April 30, 2015	As of July 31, 2014
Accrued restructuring charges	$0.8	$3.4
Other long-term liabilities	0.1	0.4
Total restructuring and related charges	$0.9	$3.8

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Basic and diluted net income per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions, except share data)	2015	2014	2015	2014
Net income	$9.1	$7.8	$22.6	$23.3

Weighted average number of common shares outstanding-basic (000’s)	12,419	12,403	12,401	12,421
Effect of dilutive securities:
Stock options and restricted stock units (000’s)	184	244	200	258
Weighted average number of common shares outstanding-diluted (000’s)	12,603	12,647	12,601	12,679

Basic net income per share	$0.73	$0.63	$1.82	$1.88
Diluted net income per share	$0.72	$0.62	$1.79	$1.84

Anti-dilutive shares related to outstanding stock options and unvested restricted stock (000’s)	16	123	179	109

14. Income Taxes

The following table presents the (benefit from) provision for income taxes and our effective tax rate for the three and nine months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in millions)	2015	2014	2015	2014
(Benefit from) provision for income taxes	$(1.3)	$2.5	$2.4	$(6.1)
Effective tax rate	-16%	24%	10%	-35%

The effective income tax rate on operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and nine months ended April 30, 2015 is lower than the statutory rate of 35% primarily due to income generated outside the United States in countries with lower tax rates, the U.S. manufacturing deduction, and tax credits in the U.S. and Canada. The tax (benefit) provision for the three and nine months ended April 30, 2015 includes discrete tax benefits totaling $2.9 million and $3.7 million, respectively. The discrete items for the three months ended April 30, 2015 consist of $3.0 million in favorable changes in reserves for uncertain tax positions partially offset by $0.1 million in miscellaneous unfavorable discrete items. The discrete tax benefit for the nine months ended April 30, 2015, consists primarily of $3.0 million in favorable changes in reserves for uncertain tax positions and $0.8 million in favorable benefit for the extension of U.S. Federal tax credits for research and development, or R&D, offset in part by $0.1 million in miscellaneous unfavorable discrete items.

Our effective tax rate before discrete items for the three and nine months ended April 30, 2014, respectively, was lower than the statutory rate of 35%, primarily due to lower foreign tax rates, and tax credits in the U.S. and Canada. The tax provision for the nine months ended April 30, 2014 includes certain discrete tax benefits totaling $10.6 million. The discrete items for the three months ended April 30, 2014 consist of $0.2 million in favorable changes in reserves for uncertain tax positions resulting from accretion of interest, expiration of the statute of limitations and other items, as well as $0.6 million for an unfavorable adjustment to a deferred item related to equity compensation, and $0.4 million in miscellaneous favorable discrete items. The discrete tax benefit for the nine months ended April 30, 2014 consists primarily of a reduction in a net deferred tax liability of $8.8 million associated with a change in classification of our Canadian operations, and a reduction in uncertain tax positions primarily associated with federal tax credits for R&D of $0.9 million following the conclusion of the Internal Revenue Service, or IRS, review for the fiscal year 2009, along with $0.9 million of other items.

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of April 30, 2015, we have concluded all U.S. Federal income tax matters through the year ended July 31, 2011. We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At April 30, 2015 and July 31, 2014, we had approximately $0.3 million and $0.6 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

At April 30, 2015, we had $4.4 million of unrecognized tax benefits for uncertain tax positions and $0.3 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid.

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

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery, anesthesia, and other point-of-care markets.

•	Security and Detection, formerly known as Security Technology, primarily includes advanced CT threat detection systems used in checked baggage screening at airports worldwide.

The tables below present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions)	2015	2014	2015	2014
Product revenue:
Medical Imaging	$70.8	$70.7	$209.0	$208.3
Ultrasound	37.8	37.3	116.8	112.1
Security and Detection	21.9	14.1	52.9	49.6
Total product revenue	$130.5	$122.1	$378.7	$370.0
Engineering revenue:
Medical Imaging	$1.1	$1.0	$2.8	$3.2
Ultrasound	0.8	-	2.0	-
Security and Detection	1.2	1.0	2.3	2.4
Total engineering revenue	$3.1	$2.0	$7.1	$5.6
Net revenue:
Medical Imaging	$71.9	$71.7	$211.8	$211.5
Ultrasound	38.6	37.3	118.8	112.1
Security and Detection	23.1	15.1	55.2	52.0
Total net revenue	$133.6	$124.1	$385.8	$375.6
Income from operations:
Medical Imaging	$8.5	$8.9	$25.4	$19.3
Ultrasound	(4.2)	(1.3)	(7.1)	(6.1)
Security and Detection	3.3	1.8	6.6	3.9
Total income from operations	7.6	9.4	24.9	17.1
Total other income, net	0.2	0.9	0.1	0.1
Income before income taxes	$7.8	$10.3	$25.0	$17.2

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

	As of	As of
	April 30,	July 31,
(in millions)	2015	2014
Identifiable assets by segment:
Medical Imaging	$191.6	$218.5
Ultrasound	230.0	235.5
Security and Detection	49.0	35.0
Total reportable segment assets	470.6	489.0
Corporate assets (A)	153.9	125.3
Total assets	$624.5	$614.3

	As of	As of
	April 30,	July 31,
(in millions)	2015	2014
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	55.1	55.1
Security and Detection (B)	0.4	-
Total goodwill	$57.4	$57.0

(A)	Includes cash and cash equivalents of $82.8 million and $60.9 million as of April 30, 2015 and July 31, 2014, respectively.
(B)	Includes goodwill related to the Pathfinder acquisition as described in Note 3, Business Combinations.

16. Guarantees, Commitments and Contingencies

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2015.

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

The following table presents our product warranty liability as of April 30, 2015:

(in millions)	As of April 30, 2015
Balance at July 31, 2014	$6.0
Provision	4.8
Settlements made in cash or in kind during the period	(3.6)
Balance at April 30, 2015	$7.2

At April 30, 2015 and July 31, 2014, we had deferred revenue for extended product warranty contracts of $5.6 million and $7.4 million, respectively.

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

Interest rates on borrowings outstanding under the credit facility range from 1.25% to 2.00% above the LIBOR rate, or, at our option range from 0.00% to 1.00% above the defined base rate, in each case based upon our leverage ratio. A quarterly commitment fee ranging from 0.20% to 0.35% per annum is applicable on the undrawn portion of the credit facility, based upon our leverage ratio.

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

As of April 30, 2015 our leverage ratio was 0.004 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of April 30, 2015, we were in full compliance with all financial and operating covenants contained in the Credit Agreement.

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

As of April 30, 2015 and July 31, 2014, we had approximately $1.2 million and $4.4 million, respectively, in other revolving credit facilities with banks available for direct borrowings. We did not have any borrowing outstanding under credit facilities at April 30, 2015 and July 31, 2014.

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

Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue and that it is reasonably likely that one or both of these entities may seek to impose sanctions and/or penalties on us in connection with a resolution of their inquiries. We are unable to estimate the potential penalties and/or sanctions that may ultimately be assessed. During the three and nine months ended April 30, 2015, we incurred inquiry-related costs of approximately $0.3 million and $1.4 million, respectively, in connection with this matter. During the three and nine months ended April 30, 2014, we incurred inquiry-related costs of approximately $0.4 million and $1.3 million, respectively, in connection with this matter.

17. Subsequent Event

We declared a dividend of $0.10 per share of common stock on June 1, 2015, which will be paid on June 29, 2015 to stockholders of record on June 15, 2015.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended April 30, 2015 and 2014 represent the third quarters of fiscal years 2015 and 2014, respectively.

Our Management’s Discussion and Analysis is presented in six sections as follows:

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

Executive Summary

Introduction

Analogic is a high technology company that designs and manufactures advanced medical imaging, ultrasound and security and detection systems and subsystems sold to original equipment manufacturers, or OEMs, and end users primarily in the healthcare and airport security markets.

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

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery, anesthesia, and other point-of-care markets.

•	Security and Detection, formerly known as Security Technology, primarily includes advanced CT threat detection systems used in checked baggage screening at airports worldwide.

Financial Results

The following table summarizes our financial results:

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
(in millions, except per share amounts)	2015	2014		2015	2014
Total net revenues	$133.6	$124.1	8%	$385.8	$375.6	3%
Gross profit	$56.0	$53.4	5%	$165.4	$157.4	5%
Gross margin	42%	43%		43%	42%
Income from operations	$7.6	$9.4	-19%	$24.9	$17.1	45%
Operating margin	6%	8%		6%	5%
Net income	$9.1	$7.8	17%	$22.6	$23.3	-3%
Diluted net income per share	$0.72	$0.62	16%	$1.79	$1.84	-3%

Outlook

We expect overall fiscal year revenue to grow 3-4%, with mid-single digit growth on a constant currency basis in fiscal year 2015, as well as continued operating margin improvement.

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our Annual Report on Form 10-K for fiscal year 2014, as filed with the SEC on September 26, 2014.

Results of Operations

Three and nine months ended April 30, 2015 compared to the three and nine months ended April 30, 2014

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change

(in millions)	2015	2014		2015	2014
Medical Imaging	$70.8	$70.7	0%	$209.0	$208.3	0%
Ultrasound	37.8	37.3	1%	116.8	112.1	4%
Security and Detection	21.9	14.1	55%	52.9	49.6	7%
Total product revenue	$130.5	$122.1	7%	$378.7	$370.0	2%

Medical Imaging

During the three and nine months ended April 30, 2015, our Medical Imaging revenue was substantially flat versus the prior year comparable periods.

Ultrasound

During the three and nine months ended April 30, 2015, our Ultrasound revenue increased by 1% and 4%, respectively, (10% for each of the three and nine months ended April 30, 2015 on a constant currency basis), versus the prior year comparable periods primarily driven by growth in direct sales in North America and China, augmented by higher sales of OEM Ultrasound transducers. The growth in our direct sales revenues was partially offset by unfavorable impact from changes in foreign currency.

Security and Detection

During the three and nine months ended April 30, 2015, our Security and Detection revenue increased by 55% and 7%, respectively, versus the prior year comparable periods as a result of timing of shipments of our medium and high speed systems.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change

(in millions)	2015	2014		2015	2014
Medical Imaging	$1.1	$1.0	10%	$2.8	$3.2	-13%
Ultrasound	0.8	-	100%	2.0	-	100%
Security and Detection	1.2	1.0	20%	2.3	2.4	-4%
Total engineering revenue	$3.1	$2.0	57%	$7.1	$5.6	27%

Medical Imaging

The slight increase in engineering revenue for the three months ended April 30, 2015 versus the prior year comparable period was primarily due to timing of work done on customer-funded engineering projects. The decrease in engineering revenue for the nine months ended April 30, 2015 versus the prior year comparable period was primarily due to the completion of customer-funded engineering products that have moved into production.

Ultrasound

The increase for the three and nine months ended April 30, 2015 versus the prior year comparable periods was related to a new customer-funded project in the Ultrasound segment that began in the fourth quarter of fiscal year 2014.

Security and Detection

The slight increase in engineering revenue for the three months ended April 30, 2015 versus the prior year comparable period and the decrease in engineering revenue for the nine months ended April 30, 2015 versus the prior year comparable period was primarily due to the timing of customer-funded engineering projects.

Customer-funded engineering projects in each of the segments can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
(in millions)	2015	2014		2015	2014
Product gross profit	$55.4	$53.4	4%	$164.4	$156.9	5%
Product gross margin	42.5%	43.7%		42.5%	42.4%

The decrease in product gross margin during the three months ended April 30, 2015 versus the prior year comparable period was primarily due to the unfavorable impact of changes in foreign currency. The slight increase in product gross margin during the nine months ended April 30, 2015 versus the prior year comparable period was primarily due to improvements in manufacturing efficiency and yield in our manufacturing process along with favorable product mix, offset by the unfavorable impact of changes in foreign currency.

Engineering gross margin

Engineering gross margin is summarized as follows:

	Three Months Ended April 30,		Percentage Change	Nine Months Ended April 30,		Percentage Change
(in millions)	2015	2014		2015	2014
Engineering gross profit	$0.5	$0.0	100%	$1.0	$0.5	100%
Engineering gross margin	16.9%	1.2%		14.3%	8.8%

The increase in the engineering gross margin in the three and nine months ended April 30, 2015 versus the prior year comparable periods was related to the mix of engineering projects.

Operating expenses

Operating expenses are summarized as follows:

	Three Months Ended April 30,		Percentage Change	Percentage of Net Revenue
(in millions)	2015	2014		2015	2014
Research and product development	$17.2	$16.9	1%	13%	14%
Selling and marketing	15.9	14.3	11%	12%	11%
General and administrative	15.3	12.8	20%	11%	10%
Restructuring	(0.1)	(0.1)	34%	0%	0%
Total operating expenses	$48.3	$43.9	10%	36%	35%

	Nine Months Ended April 30,		Percentage Change	Percentage of Net Revenue
(in millions)	2015	2014		2015	2014
Research and product development	$51.0	$55.8	-9%	13%	15%
Selling and marketing	47.3	43.6	8%	12%	11%
General and administrative	42.6	40.6	5%	11%	11%
Restructuring	(0.3)	0.2	-247%	0%	0%
Total operating expenses	$140.6	$140.2	0%	36%	37%

Operating expenses for the three and nine months ended April 30, 2015 increased by $4.4 million, or 10%, and $0.4 million versus the prior year comparable periods, respectively.

Research and product development expenses are related to internally funded projects and increased by $0.3 million during the three months ended April 30, 2015 versus the prior year comparable period primarily due to increased incentive compensation costs accrued in view of our anticipated fiscal year 2015 performance, partially offset by cost control actions taken at the end of fiscal year 2014, including the restructuring activity reported in the fourth quarter of fiscal year 2014. Research and product development expenses decreased by $4.8 million during the nine months ended April 30, 2015 versus the prior year comparable period due to cost control actions taken in fiscal year 2014.

Selling and marketing expenses increased by $1.6 million and $3.7 million during the three and nine months ended April 30, 2015, versus the prior year comparable periods, respectively, primarily due to higher incentive compensation costs associated with higher revenues and costs associated with the introduction of new products.

General and administrative expenses increased by $2.5 million and $2.0 million during the three and nine months ended April 30, 2015 versus the prior year comparable primarily due to increased incentive compensation costs accrued in view of our anticipated fiscal year 2015 performance.

Other income, net

Other income, net is summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in millions)	2015	2014	2015	2014
Interest income, net	$-	$0.1	$0.1	$0.2
Other, net	0.2	0.8	0.1	(0.1)
Total other income, net	$0.2	$0.9	$0.2	$0.1

Other income, net during the three and nine months ended April 30, 2015 and 2014 was predominantly due to foreign currency exchange gains (losses) from our foreign subsidiaries. Other income, net during the nine months ended April 30, 2014 also included the recognition of a $0.5 million loss related to our 10% pre-acquisition equity interest in PocketSonics. Please refer to Note 3. Business Combinations for further information about this acquisition.

(Benefit from) provision for income taxes

The following table presents the (benefit from) provision for income taxes and our effective tax rate for the three and nine months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in millions)	2015	2014	2015	2014
(Benefit from) provision for income taxes	$(1.3)	$2.5	$2.4	$(6.1)
Effective tax rate	-16%	24%	10%	-35%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and nine months ended April 30, 2015 is lower than the statutory rate of 35% primarily due to income generated outside the United States in countries with lower tax rates, the U.S. manufacturing deduction, and tax credits in the U.S. and Canada. The tax (benefit) provision for the three and nine months ended April 30, 2015 includes discrete tax benefits totaling $2.9 million and $3.7 million, respectively. The discrete items for the three months ended April 30, 2015 consist of $3.0 million in favorable changes in reserves for uncertain tax positions offset in part by $0.1 million in miscellaneous unfavorable discrete items. The discrete tax benefit for the nine months ended April 30, 2015, consists primarily of $3.0 million in favorable changes in reserves for uncertain tax positions and $0.8 million in favorable benefit for the extension of U.S. Federal tax credits for research and development, or R&D, offset in part by $0.1 million in miscellaneous unfavorable discrete items.

Our effective tax rate before discrete items for the three and nine months ended April 30, 2014, respectively, was lower than the statutory rate of 35%, primarily due to lower foreign tax rates, and tax credits in the U.S. and Canada. The tax provision for the nine months ended April 30, 2014 includes certain discrete tax benefits totaling $10.6 million. The discrete items for the three months ended April 30, 2014 consist of $0.2 million in favorable changes in reserves for uncertain tax positions resulting from accretion of interest, expiration of the statute of limitations and other items, as well as $0.6 million for an unfavorable adjustment to a deferred item related to equity compensation, and $0.4 million in miscellaneous favorable discrete items. The discrete tax benefit for the nine months ended April 30, 2014 consists primarily of a reduction in a net deferred tax liability of $8.8 million associated with a change in classification of our Canadian operations, and a reduction in uncertain tax positions primarily associated with federal tax credits for R&D of $0.9 million following the conclusion of the Internal Revenue Service, or IRS, review for the fiscal year 2009, along with $0.9 million of other items.

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

Net income and diluted net income per share

Net income and diluted net income per share are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in millions)	2015	2014	2015	2014
Net income	$9.1	$7.8	$22.6	$23.3
% of net revenue	7%	6%	6%	6%
Diluted net income per share	$0.72	$0.62	$1.79	$1.84

The increase in net income and diluted net income per share for the three months ended April 30, 2015 versus the prior year comparable period was primarily due to higher revenue and discrete tax benefits offset by higher operating costs. The decrease in net income and diluted net income per share for the nine months ended April 30, 2015 versus the prior year comparable period was primarily due to the non-recurring tax benefits recognized in the second quarter of fiscal year 2014.

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

(in millions)	As of April 30, 2015	As of July 31, 2014	Percentage Change
Cash and cash equivalents (A)	$119.8	$114.5	5%
Working capital	$314.6	$289.3	9%
Stockholders’ equity	$524.5	$512.6	2%

(A)	Includes approximately $37.1 million and $57.9 million of cash and cash equivalents held outside the U.S. at April 30, 2015 and July 31, 2014, respectively.

The increase in cash and cash equivalents from July 31, 2014 to April 30, 2015 was primarily due to net income of $22.6 million on growing operating profit during the period and the collection of accounts receivable of $1.1 million, which was partially offset by increases in our inventory of $25.7 million as well as the net cash payment of $1.6 million for the acquisition of Pathfinder in October 2014 from existing cash on hand. The increase in working capital from July 31, 2014 to April 30, 2015 was related primarily to an increase in inventory of $20.5 million.

Cash and cash equivalents at April 30, 2015 and July 31, 2014 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at April 30, 2015 and July 31, 2014 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	Nine Months Ended April 30,		Percentage Change
(in millions, except percentages)	2015	2014
Net cash provided by operating activities	$26.1	$43.1	-39%
Net cash used in investing activities	(8.7)	(24.7)	-65%
Net cash used in financing activities	(7.4)	(12.7)	-41%
Effect of exchange rate changes on cash	(4.7)	0.7	-795%
Net increase in cash and cash equivalents	$5.3	$6.4	-17%

Operating activities

The cash flows provided by operating activities during the nine months ended April 30, 2015 primarily reflects our net income of $22.6 million on increased gross profit and operating profit during the period, as well as collections of accounts receivable of $1.1 million. This was partially offset by an increase in inventory of $25.7 million to support growing demand and new product launches in fiscal year 2015.

The cash flows provided by operating activities during the nine months ended April 30, 2014 primarily reflects our income from operations of $23.3 million, collections of accounts receivable, which decreased by $18.6 million and an increase in accounts payable of $7.8 million. This was partially offset by a decrease in accrued income taxes of $10.1 million, an increase in inventory of $7.0 million and a decrease in accrued liabilities of $10.0 million.

Investing activities

The net cash used in investing activities during the nine months ended April 30, 2015 was primarily driven by purchases of property, plant and equipment of $7.2 million, as well as the acquisition of Pathfinder for $1.6 million.

The net cash used in investing activities during the nine months ended April 30, 2014 was primarily driven by the acquisition of PocketSonics, net of cash acquired, of $10.6 million as well as purchases of property, plant and equipment of $13.6 million.

Financing activities

The net cash used in financing activities during the nine months ended April 30, 2015 primarily reflected $10.2 million used to repurchase common stock, $3.9 million of dividends paid to stockholders and $1.7 million used for shares surrendered for taxes paid related to vested employee restricted stock. This was partially offset by proceeds from the issuance of common stock amounting to $7.4 million associated with share-based compensation.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Our contractual obligations at April 30, 2015 and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

(in millions)	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations	$45.7	$25.9	$19.8	$-	$-
Operating leases	8.7	0.8	4.8	2.3	0.8
Pension	3.4	0.2	0.5	0.6	2.1
Total contractual obligations	$57.8	$26.9	$25.1	$2.9	$2.9

Financing Arrangements

On October 11, 2011, we entered into a five-year, revolving credit agreement, or Credit Agreement with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. The Credit Agreement provides $100.0 million in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty. We did not have any borrowings outstanding under this Credit Agreement as of April 30, 2015. Please refer to Note 16. Guarantees, Commitments and Contingencies for details.

As of April 30, 2015, we also have approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings.

Contingent Consideration

In connection with the acquisition of PocketSonics, as of April 30, 2015, we recorded a contingent consideration obligation of $2.0 million. Please refer to Note 3. Business Combinations for more information.

Tax Related Obligations

We have $4.4 million of unrecognized tax benefits for uncertain tax positions and $0.3 million of related accrued interest and penalties as of April 30, 2015. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 14. Income Taxes to our consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue and that it is reasonably likely that one or both of these entities may seek to impose sanctions and/or penalties on us in connection with a resolution of their inquiries. We are unable to estimate the potential penalties and/or sanctions that may ultimately be assessed. During the three and nine months ended April 30, 2015, we incurred inquiry-related costs of approximately $0.3 million and $1.4 million, respectively, in connection with this matter. During the three and nine months ended April 30, 2014, we incurred inquiry-related costs of approximately $0.4 million and $1.3 million, respectively, in connection with this matter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under SEC rules, during the periods presented.

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

For a detailed discussion of our critical accounting policies, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 44, in our Annual Report on Form 10-K for fiscal year 2014, as filed with the SEC on September 26, 2014. Those policies and the estimates involved in their application relate to revenue recognition, inventory write-down, share-based compensation, warranty reserves, business combinations, and impairment of goodwill and indefinite lived intangible assets, income tax contingencies, and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for fiscal year 2014, as filed with the SEC on September 26, 2014. There have been no material changes during the nine months ended April 30, 2015 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of April 30, 2015, please refer to Note 16. Guarantees, Commitments and Contingencies to our consolidated financial statements included in this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2014, as filed with the SEC on September 26, 2014, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended April 30, 2015:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
2/1/2015-2/28/2015	12,494	$85.09	12,202	$20,575
3/1/2015-3/31/2015	14,094	87.35	13,576	19,389
4/1/2015-4/30/2015	12,073	87.56	12,062	18,333

Total	38,661	$86.68	37,840	$18,333

(1)	Includes 821 shares, consisting of 292 shares, 518 shares and 11 shares of our common stock, surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in February, March and April 2015, respectively.
(2)	During the third quarter of fiscal year 2015, we repurchased 37,840 shares of our common stock in open-market transactions for $3.3 million at an average purchase price of $86.68 per share. These shares were purchased pursuant to a repurchase program authorized by our board of directors that was announced on June 2, 2014 to repurchase up to $30 million of our common stock. The repurchase program does not have a fixed expiration date.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: June 8, 2015	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2015	/s/ Michael J. Bourque
Michael J. Bourque Vice President, Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 30, 2015 and July 31, 2014, (ii) Consolidated Statements of Operations for the Three Months and Nine Months Ended April 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended April 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.