Form 10-K
period 2015-07-31
ANALOGIC CORP
filed 2015-09-25
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at January 31, 2015 was approximately $983,889,000. As of September 19, 2015, there were 12,431,366 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2015 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Throughout this Annual Report on Form 10-K, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation.

Description of Business

Analogic Corporation (NASDAQ:ALOG) designs, manufactures, and commercializes innovative real-time guidance, diagnostic imaging and threat detection technologies to advance the practice of medicine and save lives. We operate and report along three business segments: Medical Imaging, Ultrasound, and Security and Detection. Our Ultrasound business provides real-time ultrasound guidance systems for the urology and surgery markets and is expanding into point of care areas such as anesthesia and emergency medicine. We sell our ultrasound products, under the BK Ultrasound brand, through our direct sales force in North America and Europe, as well as through a network of distributors to clinical practitioners throughout the world. Our Medical Imaging segment provides critical enabling medical imaging systems and subsystems for computed tomography, or CT, magnetic resonance imaging, or MRI and high-resolution digital mammography. We sell our Medical Imaging products primarily through longstanding relationships with well-known multinational medical OEMs and new entrants in emerging markets. Our Security and Detection segment designs and manufactures automated threat detection systems for aviation baggage inspection applications utilizing advanced medical CT technology and systems used for DNA analysis for law enforcement and government agencies. We sell our aviation threat detection and DNA systems through multinational partners. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are headquartered in Peabody, Massachusetts.

Refer to Note 16 to the notes to Consolidated Financial Statements included in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for financial information regarding our segments. The following chart shows net revenue by segment in millions for fiscal years 2015, 2014 and 2013, respectively:

Medical Imaging

Our Medical Imaging segment, which accounted for approximately 54% of our net revenue in fiscal year 2015, consists primarily of systems and sub-systems for medical imaging that are sold globally to OEM producers of CT, MRI, and digital mammography systems. Our products are designed and manufactured to achieve high reliability resulting in the lowest overall cost of ownership for our customers.

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

Our CT product portfolio consists primarily of the following:

1)	Detector Subsystems – These subsystems convert the x-ray energy in a CT machine to analog signals for further processing in the DAS. The detectors use state-of-the-art scintillator materials and photodiodes coupled with advanced semiconductor technology to process these highly precise signals. These signals are then fed to a computer through a DAS for image reconstruction.

2)	DAS – These subsystems are used to process the signals created by the detectors and feed them as a digital stream to a reconstruction computer to create high resolution images. The DAS is designed with many multi-channel circuit boards that process the analog signals from the detectors and convert them into digital signals through an array of analog to digital, or A/D converters.

3)	DMS – This is the most critical sub-system of the CT system and consists of both the detector array and the DAS in one package. This system provides our OEM customers a higher level of integration that allows for lower cost and faster time to market.

4)	Full Integrated CT Systems – The components of the CT system (detectors, DAS, x-ray tube and power supplies) are mounted on a rotating ring assembly called a gantry. The ring enables the components of the CT systems to rotate around the patient at speeds up to 300 revolutions per minute for high resolution imaging. We provide integrated gantries with image and iterative reconstruction algorithms to our OEM customers as another level of integration to facilitate a smoother and faster time to market and improve manufacturing efficiency. Our Low Dose Imaging Software, or LISA, is available in our integrated CT systems to provide high quality imaging capability at up to 40% lower x-ray dose as compared with conventional image reconstruction. Low dose imaging in medical diagnostics is used to prevent damage to healthy tissue. Our designs also include non-contact power, data transfer and other innovative capabilities that provide high reliability, lower total cost of ownership and dose reduction/modulation.

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

Magnetic Resonance Imaging

For OEM producers of MRI equipment, we supply two key enabling sub-systems: gradient amplifiers and radio frequency, or RF amplifiers. We have developed a wide range of amplifier solutions for our customers ranging from low-magnetic-field systems (under 0.3 Tesla) to ultra-high-magnetic-field systems (> 7.0 Tesla). Our ability to provide very high power levels with fast response, low noise and industry-leading reliability enables our OEM customers to deliver innovative technologies such as new, wide-bore (i.e. larger opening) MRI scanners addressing growing requirements related to obesity and patient comfort.

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

Marketing and Distribution

Our Medical Imaging segment directly sells to OEM customers, both domestically and abroad, primarily through our headquarters in the U.S. We also sell products through our subsidiaries in Canada, China, and the U.S.

Seasonal Aspect of Business

There are no material seasonal elements to our Medical Imaging segment, although plant closings in the summer, particularly in Europe, tend to decrease the procurement activities of certain customers during the first quarter of our fiscal year.

Ultrasound

Our Ultrasound segment principally designs and manufactures procedure-driven ultrasound systems and transducers under the BK Ultrasound brand name. These products are primarily sold to clinical end-users in urology, surgery and point-of-care and accounted for approximately 31% of our net revenue in fiscal year 2015. Our ultrasound systems use acoustic waves to generate real-time images of the body’s internal anatomy that are used for interventional and medical diagnostic procedures, including guiding surgical procedures and guiding prostate cancer treatment employing procedures such as brachytherapy.

Our product portfolio under the BK Ultrasound brand name consists of the FlexFocusTM mobile ultrasound systems used primarily for guiding procedures in urology and surgery, regional anesthesia and high-end point of care as well as general imaging applications. The Flex Focus product family has a unique, award-winning design in a small footprint that can be easily moved from room to room in a hospital or clinic. With its 19-inch high-resolution monitor, high performance imaging engine and comprehensive range of innovative transducers for procedure guidance, the FlexFocus provides a unique solution in the ultrasound market, where premium image quality, highly sensitive color Doppler and streamlined workflow are valued in a portable system. An optional battery pack enables up to four hours of plug-free imaging.

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

In 2015 we introduced the BK3000, a new system based on our innovative TriCore platform. The TriCore technology platform allows for high definition imaging by processing three times more information compared with traditional systems. The BK3000 is primarily used for high-end urology and general imaging applications. We also signed a private label agreement with a large multinational medical equipment provider to sell the BK3000 family into the general imaging market expanding our overall market reach.

Our Sonix product line comprises innovative, easy to use ultrasound systems used for a variety of point-of-care applications such as needle guidance for biopsies, aspirations and nerve blocks, and for musculoskeletal, vascular, and general imaging applications. The Sonix platform offers unique guidance technology to precisely locate the needle tip and trajectory for most needle guidance applications. Due to unique features that accelerate daily exams, Sonix systems are a leading choice for reproductive medicine specialists. The systems have a small footprint and feature a customizable touch screen interface that is designed to be easy to use especially for physicians that are new to ultrasound. Sonix diagnostic research systems are used by more than 200 universities and biomedical research organizations around the world.

Our full ultrasound product portfolio

Our new Sonic Window® handheld ultrasound device is a handheld ultrasound system for visualizing vasculature for kidney dialysis cannulation and guiding peripheral intravenous access, or PIV, that received U.S. Food and Drug Administration 510(k) clearance in April 2014. This ultra-compact ultrasound device provides direct visualization of structures beneath the skin. Unlike existing portable devices on the market today, the Sonic Window handheld is self-contained and does not require a cart or stand to operate. We believe that this unique technology can be expanded into clinical settings and other applications to address procedure guidance, and visualization needs in acute care settings and physician offices. It is currently undergoing clinical trials.

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

Marketing and Distribution

Our Ultrasound segment globally distributes its products to end users both through a direct sales force and through a network of independent sales representatives and distributors located around the world. Our direct sales force, located in the U.S., Canada, Germany, Belgium, United Kingdom, Italy, and Scandinavia, accounted for approximately 56% of our Ultrasound revenue in fiscal year 2015, generated from product sales, service and application support. Our remaining Ultrasound revenue was generated through a network of generally non-exclusive, independent distributors in more than 60 other countries and sales of transducers to OEM customers both domestically and abroad.

Our global marketing department is responsible for defining future products, uncovering unmet needs and validating value propositions based in true customer insights. Management of key opinion leaders and global reference sites is supervised by a team of clinical scientists and product applications specialists. Our global MARCOM (Marketing Communications) team is responsible for protecting and expanding the BK Ultrasound brand in all relevant customer touchpoints.

Seasonal Aspect of Business

Customer purchases in our Ultrasound segment have historically been higher in the second and fourth quarters of our fiscal year due in part to the timing of customer budgeting cycles.

Security and Detection

Utilizing our advanced CT technology, the Security and Detection segment, which accounted for approximately 15% of our net revenue in fiscal year 2015, designs and manufactures airport baggage screening systems as well as DNA analysis systems. The airport screening systems generate 3-D images of objects contained within baggage and utilize highly sophisticated algorithms to provide threat analysis of materials contained within the bags.

Our certified checked baggage screening systems are sold through our commercial partners: L-3 Communications Security and Detection Systems, or L-3 and Smiths Detection, or Smiths, to the Transportation Security Agency in the U.S. airports and to international airport authorities and foreign governments for installation at airports around the world.

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

2)      eXaminer 3DX (Medium Speed) – Our CT technology is utilized in the 3DX, a medium speed EDS that scans up to 550 bags per hour in-line and up to 330 bags in standalone configuration. The enhanced speed 3DX-ES scans up to 750 bags per hour in the in-line configuration. Both systems are designed to provide high levels of reliability and low false-alarm rates. With over 1,200 systems installed since 2003, the 3DX is one of most widely used checked baggage systems in the U.S.

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

Smiths Detection HI-SCAN 10080 XCT

We also market our COBRA® brand CT checkpoint system directly to government agencies, and international airports. Our COBRA checkpoint CT system is the first system to achieve European Civil Aviation Conference Type-D and D+ Standard-2 approval. Standard 2 is the highest European performance standard for threat detection. The COBRA successfully met Standard-2 in Type-D operations, where liquids, aerosols and gels (LAGs) remain inside passenger carry-on bags, and Type D+ operations, where LAGs and complex electronics, such as laptops, remain inside passenger carry-on bags. The COBRA checkpoint CT system has also been approved by the United Kingdom’s Department for Transport as an Advanced Cabin Baggage X-ray system. The COBRA system in its Standard 2 configuration is currently on site at airports in Europe, being tested for operational effectiveness.

COBRA check-point CT system

Other Products

Within our Security and Detection segment, we also design and manufacture Rapid DNA Analysis systems. These systems, which we supply to our OEM customers, are designed to rapidly analyze multiple human DNA samples to provide “DNA fingerprints.” The analysis process yields results in less than ninety minutes, a significant improvement over conventional technologies. Unlike conventional techniques, which require highly trained personnel working in a laboratory setting, our systems are designed for non-technical users with minimal training in a variety of environments. These systems, which are being evaluated for adoption, have potential application in fields that benefit from the rapid identification of individuals, including law enforcement, defense, and immigration.

Rapid DNA Analysis System

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

In our Security and Detection segment, competition in baggage scanning is limited due to the high barriers of entry resulting from the cost of developing the design and manufacturing capability of CT technology. Our primary competitors are divisions of a small number of large companies, such as Morpho Detection (formerly GE’s security business), and Rapidscan (Division of OSI Systems). We also compete with IntegenX for DNA analysis systems.

Marketing and Distribution

Our Security and Detection segment directly sells to OEM customers, both domestically and abroad, primarily through our headquarters in the U.S.

Seasonal Aspect of Business

There are no material seasonal elements to our Security and Detection segment, although plant closings in the summer, particularly in Europe, tend to decrease the procurement activities of certain customers during the first quarter of our fiscal year.

Material Customers

We had four customers during fiscal years 2015 and 2014 and three customers during fiscal year 2013, as set forth in the table below, who accounted for 10% or more of our net revenue.

	For the Year ended July 31,
	2015	2014	2013
Koninklijke Philips Electronics N.V., or Philips	14%	16%	15%
L-3 Communications Corporation, or L-3	13%	11%	12%
Toshiba Corporation, or Toshiba	11%	12%	10%
Siemens AG	11%	11%	*

Note (*): Total net revenue was less than 10% in this fiscal year.

Philips’, Toshiba’s, and Siemens’ revenues were primarily in the Medical Imaging segment and L-3’s revenue was in the Security and Detection segment.

Our ten largest customers as a group accounted for 64% , 66% and 68% of our net product and engineering revenue for fiscal years 2015, 2014 and 2013, respectively.

The following table summarizes the net accounts receivable due from our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of July 31, 2015	As of July 31, 2014
L-3	17%	16%
Philips	16%	16%
Toshiba	*	11%

Note (*): Total net accounts receivable was less than 10% in this fiscal year

Our OEM business involves large customers whose placement of large orders can vary based on timing. Our backlog, which consists of cancellable and non-cancellable orders primarily shippable within twelve months, was $128.5 million and $144.0 million as of July 31, 2015 and 2014, respectively. The decrease in backlog was primarily due to timing of customer orders and fewer engineering projects in our Medical Imaging segment as well as decreased orders within our Ultrasound segment. These decreases were partially offset by an increase in customer orders within our Security and Detection segment.

Government Contracts

We do a significant amount of business with agencies of the U.S. Federal Government through our Security and Detection segment, either directly or as a subcontractor. Our contracts with government agencies, and the government contracts of other parties under which we serve as a subcontractor, are subject to termination at the election of the government agency. While none of our government contracts or subcontracts provide for renegotiation of profits at the election of the government, it is possible that the government agency could request, and that we could under certain circumstances agree to, the renegotiation of the payments provided for under such contracts. However, we have not in the past renegotiated significant payment terms under our government contracts or subcontracts.

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

The cost of customer-funded R&D, which is classified as engineering cost of sales, amounted to:

	For the Year ended July 31,
(in millions)	2015	2014	2013
Customer-funded R&D	$7.8	$6.9	$20.2

The cost of internally-funded R&D included in operating expenses amounted to:

	For the Year ended July 31,
(in millions)	2015	2014	2013
Internally-funded R&D	$68.5	$73.8	$64.0

Environment

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations have not had a material impact on our capital expenditures, earnings, or competitive position.

Employees

As of July 31, 2015, we employed 1,679 employees. A limited number of employees at our Denmark facility are covered by a works council. We consider our relations with our employees to be generally good.

Financial Information about Foreign and Domestic Operations and Export Revenue

Revenues are attributed to countries based on the location of our customers. For OEM sales, our customer’s location may differ from the location of where the ultimate completed systems are sold by the OEM into the market.

	For the Year ended July 31,
(in millions)	2015		2014		2013
Net Revenue
Domestic	$215.3	40%	$183.8	36%	$209.6	38%
Foreign	325.0	60%	333.7	64%	340.8	62%

Total net revenue	$540.3		$517.5		$550.4

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

We had four customers during fiscal year 2015 and 2014 and three customers during fiscal year 2013, who accounted for 10% or more of our net revenue.

Our ten largest customers as a group accounted for 64%, 66%, and 68% of our net product and engineering revenue for fiscal years 2015, 2014 and 2013, respectively.

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

Competition from existing or new companies in the Medical Imaging and Security and Detection industries could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, loss of new business opportunities, and the loss of market share.

We operate in highly competitive industries. We are subject to competition based on product design, performance, pricing, quality, and service offerings, and we believe our innovative engineering and product reliability have been important factors in our historical growth. While we try to maintain competitive pricing on those products which are comparable to products manufactured by others, in many instances our products conform to more precise specifications and may carry a higher price than analogous products manufactured by others.

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

Our business operates primarily within three business segments: Medical Imaging, Ultrasound, and Security and Detection. The Medical and Security and Detection equipment markets in which our segments operate are subject to changes in technology, pricing, and profit margins and have been historically subject to cyclical downturns characterized by diminished product demand, rapid declines in average selling prices, and production over-capacity. In addition, changes in government policy and regulations relating to the purchase or use of medical and security-related capital equipment could also affect our sales. Our customers’ markets are also subject to economic cycles and are likely to experience periodic contractions. The economic conditions affecting our industry in general or any of our major customers in particular, might adversely affect our operating results.

In Security and Detection, our OEM customers’ purchasing dynamics are generally affected by the level of government funding, the expansion and/or upgrade of airport terminals, the timing of government tenders and fluctuations in airline passenger volume.

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

We believe that our future success depends upon our ability to provide research and product development, provide manufacturing services that meet the changing needs of our customers, and market new products. Technological changes may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. This requires that we successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, we continually evaluate the advantages and feasibility of new product designs and manufacturing processes. We may not be able to develop and introduce new and improved products in a timely or efficient manner. New and improved products, if developed, may not achieve price and profitability targets or market acceptance. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to introduce these products into the market successfully.

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

We source and manufacture certain components and systems outside the U.S., we market and sell products in international markets, and we have established offices and subsidiaries in Europe, Canada, and Asia. Our foreign revenue accounted for 60%, 64%, and 62% of our total net revenue for fiscal years 2015, 2014 and 2013, respectively. There are inherent risks in transacting business internationally, including:

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

There is significant uncertainty about the stability of global currency, credit and financial markets. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Various macroeconomic factors such as sudden adverse changes to foreign exchange rates, unemployment rates, availability of credit, strength or weakness of real estate markets and other such factors may cause our customers to cancel, decrease or delay their existing or future orders for our products. We are unable to predict the impact of this instability and if economic conditions worsen, our business and results of operations could be materially and adversely affected.

We must comply with the U.S. Foreign Corrupt Practices Act and antitrust, competition and similar laws in other jurisdictions and our failure to do so could lead to substantial liability. We could also face investigations by one or more government agencies that could be costly to respond to and divert the attention of key personnel from our business operations. An adverse outcome from any such investigation could subject us to fines or other penalties, which could adversely affect our business, financial condition and results of operations.

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

We face attempts by others to gain unauthorized access to our information technology systems and have been subject to information security breaches caused by illegal hacking, none of which, in the aggregate, have materially impacted our operations and financial condition to date. We may be subject to additional information security breaches caused by illegal hacking, computer viruses, or acts of vandalism or terrorism. We have implemented procedures to mitigate these risks. We monitor our data, information technology and personnel usage of our systems to reduce these risks and continue to do so on an ongoing basis for any current or potential threats; however, our security measures or those of our third-party service providers may not detect or prevent such breaches and, in some instances we, our customers, and the users of our products might be unaware of an incident or its magnitude and effect. These threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. Any such compromise to our information security could result in an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and operating results.

If our security and inspection systems fail to detect weapons, explosives or other devices that are used to commit a terrorist act, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage.

Our business exposes us to potential product liability risks that are inherent in the development, manufacturing, sale and service of security inspection systems. Our customers use our security and inspection systems to help them detect items that could be used in performing terrorist acts or other crimes. The training, reliability and competence of the customers’ operators are crucial to the detection of suspicious items. In addition, our security and inspection systems are not designed to work under all circumstances or may otherwise fail to detect a threat. We test the reliability of our security and inspection systems during both their development and manufacturing phases. We also perform such tests if we are requested to perform installation, warranty or post-warranty servicing. However, our security inspection systems are advanced mechanical and electronic devices and therefore can malfunction.

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

Our Security and Detection segment depends in part on purchases of products and services by the U.S. Federal Government and its agencies, which purchases may be only partially funded, and are subject to potential termination and reductions and delays in government spending.

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

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue. We have commenced discussions with the SEC concerning the resolution of the SEC inquiry and have proposed a payment of $1.6 million in settlement of such inquiry. During the three months ended July 31, 2015, we accrued a $1.6 million charge in connection with our settlement proposal. We are uncertain whether the DOJ or the Danish Government will seek to impose any sanctions or penalties against us and have not engaged in settlement discussions with either of these entities. There can be no assurance that we will enter into any settlement with the SEC, the DOJ or the Danish Government, and the cost of any settlements or other resolutions of these matters could materially exceed our accruals. We incurred inquiry-related costs of approximately $1.4 million in in each of our fiscal years ended July 31, 2014 and July 31, 2015 in connection with this matter.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of July 31, 2015, we owned or leased the primary facilities described below:

Location	Approximate Sq. Ft.		Principal Use(s)	Principal Segment(s)
Peabody, MA (1)	Owned	514,000	Executive and administrative offices, manufacturing, R&D, customer service, and sales	All segments
State College, PA	Owned	66,000	Administrative offices, manufacturing, R&D, customer service, and sales	Ultrasound
Canton, MA	Leased	33,000	R&D, customer service, and sales	Medical Imaging
Herlev, Denmark (2)	Owned	135,000	Administrative offices, R&D, customer service, and sales	Ultrasound
Shanghai, China (3)	Owned	145,000	Administrative offices, manufacturing, customer service, and sales	Medical Imaging and Ultrasound
Montreal, Canada	Leased	54,000	Administrative offices, manufacturing, R&D, customer service, and sales	Medical Imaging
Vancouver, Canada (4)	Leased	31,000	Administrative offices, manufacturing, R&D, customer service, and sales	Ultrasound

(1)	We own approximately 58 acres of land at this location, which can accommodate future expansion as required.
(2)	We are not currently utilizing all the space of this facility. We have leased a portion of this facility and are currently in process of exploring various uses for the unused space.
(3)	Our Shanghai, China facility, built on leased land, opened in April 2012.
(4)	This property was assumed as part of the acquisition of Ultrasonix Medical Corporation, which we refer to as Ultrasonix, acquired in March 2013.

We lease a number of other smaller facilities in the U.S. and locations such as, the United Kingdom, Germany, Italy, Sweden and Belgium.

We believe that our existing facilities are generally adequate to meet our current needs, and that suitable additional or substitute space will be available on commercially reasonable terms when needed. Refer to Note 12 to the Consolidated Financial Statements included in this report for further information concerning certain leases.

Item 3.	Legal Proceedings

For a discussion of legal matters as of July 31, 2015, please read Note 11 to the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated into this item by reference.

Item 4.	Mine Safety Disclosure

Not applicable.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position	Date Since Office Has Been Held
James W. Green	57	President and Chief Executive Officer	2007
Michael J. Bourque	52	Interim Chief Financial Officer and Treasurer, and Vice President and Corporate Controller	2014
Shalabh Chandra	50	Senior Vice President and General Manager, Global Ultrasound	2015
John J. Fry	53	Senior Vice President, General Counsel, and Secretary	2007
Mervat Faltas	63	Senior Vice President and General Manager Medical Imaging Business	2010
James P. Ryan	45	Senior Vice President, Global Operations	2008

Our executive officers are elected annually by our board of directors and hold office until their successors are chosen and qualified, subject to earlier removal by the board of directors.

There are no arrangements or understandings between any of our executive officers and any other person(s) pursuant to which such executive officer was selected as an officer.

James W. Green is our President and Chief Executive Officer. Mr. Green joined us in 2007. From 2005 to 2007, Mr. Green was Regional Vice President, California Division, of Quest Diagnostics Incorporated, a leading provider of diagnostic testing, information, and services. Before joining Quest, Mr. Green served as Senior Vice President & General Manager of Computed Tomography for Philips Medical Systems, a global leader in the business of developing, manufacturing, marketing, and servicing medical computed tomography systems.

Michael J. Bourque is our Interim Chief Financial Officer and Treasurer, and has served in this capacity since April 2015. Mr. Bourque joined us in October 2014 as the Company’s Vice President and Corporate Controller. From July 2011 to October 2014 Mr. Bourque served as Vice President and Corporate Controller of Axcelis Technologies, Inc. (“Axcelis”), a publicly traded supplier of products for the semiconductor manufacturing industry worldwide. He served as a financial consultant to Axcelis from April 2011 to July 2011. From November 2002 through October 2010, he served in a variety of finance and accounting roles, including Director of Corporate Accounting and Assistant Corporate Controller, at Charles River Laboratories, Inc., a publicly traded provider of products and services to leading pharmaceutical, biotechnology, government and academic organizations around the world. Earlier in his career, Mr. Bourque held various positions of increasing responsibility in the audit practice at Ernst & Young, LLP and is a certified public accountant.

Shalabh Chandra is our Senior Vice President and General Manager of Global Ultrasound, and has served in this capacity since August 2015. Mr. Chandra joined us in 2010 as Senior Vice President and General Manager, Analogic Asia. Prior to joining Analogic, Mr. Chandra held a number of key leadership roles over a 15-year career at Philips Healthcare, including general manager of Philips’ MR Patient Monitoring Group, Program Director for Value CT, and Director of CT Clinical Science.

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

Mervat Faltas is our Senior Vice President and General Manager, Medical Imaging, and has served in this capacity since May 2010. She joined ANRAD Corporation, our Canadian subsidiary now known as Analogic

Canada Corporation, in July 2005 as Vice President of Operations and was named President of ANRAD in January 2006. From May 2000 until June 2005, Mrs. Faltas served in various capacities at ITF Optical Technologies, a Montreal-based provider of fiber optic components for terrestrial and undersea communication networks, including as President and CEO. From 1990 to 2000, Mrs. Faltas held various positions at PerkinElmer Corporation, including General Manager of PerkinElmer’s Montreal operation.

James P. Ryan is our Senior Vice President of Global Operations. Mr. Ryan joined us in December 2008. From 2000 until joining us, Mr. Ryan was a Principal in the Strategy Practice, focusing in the Healthcare and Consumer industries, for Booz & Company, a leading global management consulting firm. Prior to Booz & Co, he worked for Ingersoll-Rand in both advanced engineering and manufacturing capacities.

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

Our common stock trades on the NASDAQ Global Select Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period indicated in the table below:

Fiscal Year	High	Low
2015
First Quarter	$73.93	$63.28
Second Quarter	88.94	70.88
Third Quarter	92.31	80.62
Fourth Quarter	88.01	75.47

2014
First Quarter	$96.30	$70.91
Second Quarter	98.00	82.36
Third Quarter	99.97	74.77
Fourth Quarter	80.33	65.63

As of August 31, 2015, there were approximately 594 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record. Our board of directors declared cash dividends of $0.10 per share for each of the quarters of fiscal years 2015 and 2014. We intend to pay a regular quarterly cash dividend subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, and other factors that our board of directors may deem relevant. Our policy is to retain sufficient earnings to provide funds for the operation and expansion of our business.

The following table contains information about our purchases of our equity securities during the three months ended July 31, 2015.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
5/1/2015-5/31/2015	12,860	85.72	12,860	17,230
6/1/2015-6/30/2015	14,621	81.98	14,621	16,031
7/1/2015-7/31/2015	16,807	78.96	16,807	14,704

Total	44,288	$81.92	44,288	$14,704

(1)	Includes 604 and 12,812 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in June and July 2015, respectively. For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.
(2)	During the fourth quarter of fiscal year 2015, we repurchased 44,288 shares of our common stock in open-market transactions for $3.6 million at an average purchase price of $81.92 per share. These shares were purchased under the repurchase program of up to $30.0 million of our common stock authorized by our board of directors that was publicly announced on June 3, 2014. The repurchase program does not have a fixed expiration date.

Comparison of Five-Year Cumulative Total Returns

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Center for Research in Security Prices of the University of Chicago, or CRSP, Total Return Index for the NASDAQ Stock Market (US Companies), the Russell 2000 Index, and the CRSP Total Return Index for all NASDAQ stocks with SIC Codes related to our business in the areas of measuring instruments, photo goods, medical goods, optical goods, and timepieces. The graph assumes $100 invested on July 31, 2010, in our common stock and $100 invested at that time in each of the indexes. The comparison assumes that all dividends are reinvested.

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

	Years Ended July 31,
(In millions, except share and per share data)	2015	2014	2013	2012	2011
Total net revenue	$540.3	$517.5	$550.4	$516.6	$473.6
Total cost of sales	310.8	297.8	333.7	323.4	300.6
Gross profit	229.5	219.7	216.7	193.2	173.0
Income from operations (A)	40.6	29.1	45.4	40.0	20.7
Income from continuing operations (B)	33.5	34.5	31.1	43.1	16.6
Income from discontinued operations, net of tax	—	—	—	—	0.3
Gain on disposal of discontinued operations, net of tax (C)	—	—	—	—	0.9

Net income	$33.5	$34.5	$31.1	$43.1	$17.8

Basic net income per share:
Income from continuing operations	$2.70	$2.78	$2.54	$3.51	$1.33
Income from discontinued operations, net of tax	—	—	—	—	0.02
Gain on disposal of discontinued operations, net of tax	—	—	—	—	0.08

Basic net income per share	$2.70	$2.78	$2.54	$3.51	$1.43

Diluted net income per share:
Income from continuing operations	$2.66	$2.72	$2.48	$3.42	$1.33
Income from discontinued operations, net of tax	—	—	—	—	0.02
Gain on disposal of discontinued operations, net of tax	—	—	—	—	0.07

Diluted net income per share	$2.66	$2.72	$2.48	$3.42	$1.42

Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40
Weighted average shares outstanding (000’s):
Basic	12,407	12,404	12,247	12,265	12,491
Diluted	12,606	12,667	12,569	12,576	12,572
Cash, cash equivalents and marketable securities	$123.8	$114.5	$113.0	$187.0	$169.7
Working capital	324.8	289.3	269.5	308.9	294.4
Total assets	628.0	614.3	587.8	558.0	521.6
Long-term liabilities	16.8	17.2	10.5	11.7	9.3
Stockholders’ equity	531.4	512.6	486.4	446.3	423.5

(A)	In fiscal year 2015, we recorded acquisition-related expenses of approximately $0.1 million associated with the acquisition of Pathfinder. There were no restructuring charges in fiscal year 2015. During fiscal year 2015, we also recorded a $1.0 million charge for a settlement proposal with the SEC, related to our Danish Subsidiary BK Medical.

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

(B)	In fiscal year 2015, we received certain discrete tax benefits totaling $2.9 million consisting primarily of a $3.4 million reduction in uncertain tax positions primarily associated with the expiration of statute of limitations, a $0.8 million benefit associated with the extension of the federal R&D tax credit, a $0.3 million provision on reduction of domestic production deduction due to filing of NOL carryback claim, along with $1.0 million provision on other items. During fiscal year 2015, we also recorded a $0.6 million interest charge for a settlement proposal with the SEC, related to our Danish Subsidiary BK Medical.

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

Our Management’s Discussion and Analysis is presented in seven sections as follows:

•	Business Overview

•	Fiscal Year 2015 Financial Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Impact of Investigation Regarding our Danish Subsidiary

•	Recent Accounting Pronouncements

•	Critical Accounting Policies

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

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery (including robotic assisted surgery), anesthesia and point-of-care markets.

•	Security and Detection includes advanced threat detection CT systems utilizing our expertise in advanced imaging technology, primarily used in the checked baggage screening at airports worldwide.

The following table sets forth the percentage of total net revenue by reporting segment for fiscal years 2015, 2014 and 2013.

	For the Year ended July 31,
	2015	2014	2013
Medical Imaging	54%	57%	58%
Ultrasound	31%	30%	27%
Security and Detection	15%	13%	15%

Total revenue	100%	100%	100%

Fiscal Year 2015 Financial Highlights

The following table is a summary of our financial results for the fiscal years ended July 31, 2015 and 2014. This summary is not a substitute for the detail provided in the following pages or the audited Consolidated Financial Statements and notes that appear elsewhere in this document.

	For the Year ended July 31,		Percentage Change
(in millions, except per share amounts and percentages)	2015	2014
Total net revenues	$540.3	$517.5	4%
Gross profit	$229.5	$219.7	4%
Gross margin	42.5%	42.4%
Income from operations	$40.6	$29.1	40%
Operating margin	7.5%	5.6%
Net income	$33.5	$34.5	-3%
Diluted net income per share	$2.66	$2.72	-2%

During fiscal year 2015 our total net revenue increased by 4% as compared to the prior year primarily to increase in sales in our Ultrasound and Security and Detection segments of 9% and 17% respectively, offset by a decline in sales in our Medical Imaging segment of 1% in fiscal year 2015.

Gross profit increased by 4% as a result of higher revenues and gross margin remained consistent in fiscal year 2015 compared to the prior year. The consistent margin is mostly due to manufacturing efficiency on volume offset by foreign exchange effects and also due to changes in product mix.

Income from operations increased by 40% in fiscal year 2015 from the prior year due primarily to the 4% increase in our revenues and the decline in operating expenses due to cost reduction actions taken in research and development spending and savings due to reduced headcount offset by some increases in incentive compensation and sales and marketing spending Operating expenses also include a $1.0 million charge for a settlement proposal with the SEC, related to our Danish Subsidiary BK Medical.

During October 2014, we acquired certain assets and assumed certain liabilities related to the surgical planning and guidance business of Pathfinder for $1.6 million, which was paid in cash at the acquisition date. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

Outlook

In fiscal 2016 we expect continued mid-single digit revenue growth combined with our focus on cost control.

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

Net Revenue

Product Revenue

Product revenue for fiscal year 2015 as compared with fiscal year 2014 is summarized in the table below.

	For the Year ended July 31,		Percentage Change
(in millions except percentages)	2015	2014
Medical Imaging	$288.6	$291.3	-1%
Ultrasound	163.6	152.3	7%
Security and Detection	79.0	65.9	20%

Total product revenue	$531.2	$509.5	4%

Medical Imaging

During fiscal year 2015, our Medical Imaging product revenue decreased $2.7 million versus the prior comparable period due to a reduction in MRI revenues being partially offset by higher CT revenues.

Ultrasound

During fiscal year 2015, our Ultrasound product revenue increased $11.3 million versus the prior year comparable period due to continued growth in direct sales in North America. Additionally, we have successfully introduced and shipped early production units of TriCore™ based flagship bk3000™ systems.

Security and Detection

During fiscal year 2015, our Security and Detection product revenue increased $13 million versus the prior year comparable period primarily driven by sales growth of high-speed threat detection systems.

Engineering Revenue

Engineering revenue for fiscal year 2015 as compared with fiscal year 2014 is summarized in the table below.

	For the Year ended July 31,		Percentage Change
(in millions except percentages)	2015	2014
Medical Imaging	$4.0	$4.3	-7%
Ultrasound	2.6	0.2	1200%
Security and Detection	2.5	3.5	-29%

Total engineering revenue	$9.1	$8.0	14%

Our business model includes customer-funded engineering projects that integrate our core technologies within our customer’s product portfolios. These projects vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Medical Imaging

The $0.3 million decrease in engineering revenue for fiscal year 2015 versus the prior year comparable periods was due primarily to the timing of customer-funded engineering projects.

Ultrasound

The $2.4 million increase in engineering revenue for fiscal year 2015 versus the prior comparable periods was driven by private label development that is expected to begin shipments in fiscal 2016.

Security and Detection

The $1.0 million decrease in engineering revenue for the fiscal year 2015 versus the prior year comparable periods was due primarily to the timing of customer-funded engineering projects.

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2015, as compared with fiscal year 2014, is summarized in the table below.

	For the Year ended July 31,		Percentage Change
(in millions except percentages)	2015	2014
Product gross profit	$228.2	$218.6	4%
Product gross margin	43.0%	42.9%

Gross margin during fiscal year 2015 was flat versus prior year comparable period, reflective of changes in product mix, and more efficient manufacturing operations, partially offset by impact of unfavorable foreign currency.

Engineering Gross Margin

Engineering gross margin for fiscal year 2015, as compared with fiscal year 2014, is summarized in the table below.

	For the Year ended July 31,		Percentage Change
(in millions except percentages)	2015	2014
Engineering gross profit	$1.3	$1.1	18%
Engineering gross margin	14.2%	13.8%

Engineering gross profit was relatively flat in fiscal year 2015 versus the prior year comparable period.

Operating Expenses

Operating expenses are summarized as follows:

	For the Year ended July 31,		Percentage Change	Percentage of Net Revenue
(in millions except percentages)	2015	2014		2015	2014
Research and product development	$68.5	$73.8	-7.2%	12.70%	14.30%
Selling and marketing	63.5	59.2	7.3%	11.80%	11.40%
General and administrative	57.3	54.1	5.9%	10.50%	10.40%
Restructuring	(0.4)	3.5	-111.4%	-0.10%	0.70%

Total operating expenses	$188.9	$190.6	-0.9%	35.00%	36.80%

Operating expenses for the fiscal year 2015 decreased $1.7 million, or 0.9% versus the prior year comparable period.

Research and product development expenses decreased $5.4 million during fiscal year 2015 versus the prior year comparable period due to cost reduction actions and specifically a reduction in headcount, which resulted in a decrease of $5.3 million in expenses.

Selling and marketing expenses increased $4.3 million during fiscal year 2015 versus the prior year comparable period due primarily to increased incentive compensation of $3.4 million, an increase in costs associated with the introduction of new products of $1.5 million offset by staffing changes.

General and administrative expenses increased by $3.1 million during fiscal year 2015 versus the prior year comparable period which is driven by higher incentive compensation costs accrued based on our fiscal year 2015 performance as well as a $1.0 million charge for a settlement proposal with the SEC, related to our Danish Subsidiary BK Medical.

Fiscal Year 2014 Restructuring Plan – During the fourth quarter of fiscal year 2014, we incurred pre-tax charges of $2.9 million, primarily relating to severance and personnel related costs for 48 involuntarily terminated employees associated with restructuring activities, including optimization of our operations in Peabody, Massachusetts, which are recognized in our Consolidated Statement of Operations under restructuring. The $2.9 million charge was recorded in the operating results of our Medical Imaging, Ultrasound, and Security and Detection segments, with charges of $1.9 million, $0.5 million and $0.5 million, respectively. During fiscal year 2015, we had adjustments of $(0.3) million to restructuring with respect to the fiscal year 2014 restructuring. Of the total adjustments of $(0.3) million, $(0.2) million, $(0.1) million, and $(0.1) million was included in the operating results of our Medical Imaging, Ultrasound and Security and Detection segments, respectively.

Fiscal Year 2013 Restructuring Plan – During fiscal year 2014, we incurred an additional $0.6 million restructuring and related charges with respect to the fiscal year 2013 restructuring plan related to facility exit costs. Of the total pre-tax charges of $0.6 million, we incurred $(0.2) million, $0.9 million, and $(0.1) million included in the operating results of our Medical Imaging, Ultrasound and Security and Detection segments, respectively. During fiscal year 2015, we adjusted restructuring by $(0.1) which was included in operating results.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	For the Year ended July 31,
(in millions)	2015	2014
Medical Imaging	$(0.2)	$1.7
Ultrasound	(0.1)	1.4
Security and Detection	(0.1)	0.4

Restructuring and related charges	$(0.4)	$3.5

Other Expense, Net

	For the Year ended July 31,
(in millions)	2015	2014
Interest income, net	$0.1	$0.3
Loss on investments	$—	$(0.5)
Other, net	0.3	0.1

Total other expense, net	$0.4	$(0.1)

Total other expenses, net during fiscal year 2015 was primarily comprised of interest income, net, of $0.1 million, and a $0.6 million interest charge for a settlement proposal with the SEC, related to our Danish Subsidiary BK Medical (See “Impact of Investigation Regarding our Danish Subsidiary” section below), netted by foreign translation gains of $0.7 million.

Total other expenses, net during fiscal year 2014 predominantly comprised of interest income, net of $0.3 million and the recognition of a $0.5 million loss related to our 10% pre-acquisition equity interest in PocketSonics recognized upon the completion of the acquisition of the remaining equity in PocketSonics in September 2013. Please refer to Note 3. Business Combinations to our Consolidated Financial Statements included in this report for further information about this acquisition.

Provision for Income Taxes

The following table presents the provision for income taxes and our effective tax rate for the fiscal years ended July 31, 2015 and 2014:

	For the Year ended July 31,
(in millions except percentages)	2015	2014
(Benefit from) provision for income taxes	$7.6	$(5.4)
Effective tax rate	18%	-19%

Our effective income tax rate is based upon the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for tax consequences, benefits, resolutions of tax audits, other tax contingencies or other discrete items.

Our effective tax rate before discrete items for fiscal year 2015 is lower than the statutory rate of 35%, primarily due to lower foreign tax rates and tax credits in the U.S. and Canada. The tax provision for fiscal year 2015 includes certain discrete tax benefits totaling $2.9 million. The discrete tax benefit for fiscal year 2015 consists primarily of a $3.4 million reduction in uncertain tax positions primarily associated with the expiration of statute of limitations, a $0.8 million benefit associated with the extension of the federal R&D tax credit, a $0.3 million provision on reduction of domestic production deduction due to filing of NOL carryback claim, along with $1.0 million provision on other items.

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

Net Income and Diluted Net Income Per Share

Net income and diluted net income per share from operations for fiscal years 2015 and 2014 were as follows:

	For the Year ended July 31,
(in millions except percentages)	2015	2014
Net income	$33.5	$34.5
% of net revenue	6.2%	6.7%
Diluted net income per share from operations	$2.66	$2.72

The decrease in net income for fiscal year 2015 versus the prior year was due to net tax benefits from certain discrete tax items taken in fiscal year 2014 totaling $12.9 million, partially offset by $2.9 million in discrete tax benefits taken in fiscal year 2015.

Fiscal Year 2014 Compared to Fiscal Year 2013

Net Revenue

Product Revenue

Product revenue for fiscal year 2014 as compared with fiscal year 2013 is summarized in the table below.

	Years Ended July 31		Percentage Change
(in millions except percentages)	2014	2013
Product Revenue:
Medical Imaging	$291.3	$305.6	-5%
Ultrasound	152.3	149.6	2%
Security and Detection	65.9	71.5	-8%

Total product revenue	$509.5	$526.7	-3%

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

Security and Detection

During fiscal year 2014, our Security and Detection product revenue decreased $5.7 million versus the prior year comparable period primarily driven by fewer sales of high-speed threat detection systems largely on delays in government tenders outside the U.S., partially offset by greater demand for medium-speed threat detection systems primarily for the U.S. market. Engineering Revenue

Engineering revenue for fiscal year 2014 as compared with fiscal year 2013 is summarized in the table below.

	Years Ended July 31		Percentage Change
(in millions except percentages)	2014	2013
Engineering Revenue:
Medical Imaging	$4.3	$13.0	-67%
Ultrasound	$0.2	$0.2	0%
Security and Detection	$3.5	$10.4	-66%

Total engineering revenue	$8.0	$23.6	-66%

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

Security and Detection

The $6.9 million decrease in engineering revenue for the fiscal year 2014 versus the prior year comparable periods was due primarily to the timing of customer-funded engineering projects.

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2014, as compared with fiscal year 2013, is summarized in the table below.

	Years Ended July 31		Percentage Change
(in millions except percentages)	2014	2013
Product gross profit	$218.6	$213.3	2.5%
Product gross margin	42.9%	40.5%

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

Engineering Gross Margin

Engineering gross margin for fiscal year 2014, as compared with fiscal year 2013, is summarized in the table below.

	Years Ended July 31		Percentage Change
(in millions except percentages)	2014	2013
Engineering gross profit	$1.1	$3.4	67.6%
Engineering gross margin	13.8%	14.4%

The decrease in engineering gross profit in fiscal year 2014 versus the prior year comparable period was a result of lower engineering revenue as customer-funded engineering projects completed the development phase before moving into production. Engineering gross margin remained consistent compared to the prior year comparable period.

Operating Expenses

Operating expenses are summarized as follows:

	Years Ended July 31		Percentage of Net revenue
(in millions except percentages)	2014	2013	2014	2013
Operating Expenses:
Research and product development	$73.8	$64.0	14.3%	11.6%
Selling and marketing	59.2	51.3	11.4%	9.3%
General and administrative	54.1	52.5	10.4%	9.6%
Restructuring	3.5	3.5	0.7%	0.6%

Total operating expenses	$190.6	$171.3	36.8%	31.1%

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

Fiscal Year 2014 Restructuring Plan – During the fourth quarter of fiscal year 2014, we incurred pre-tax charges of $2.9 million, primarily relating to severance and personnel related costs for 48 involuntarily terminated employees associated with restructuring activities, including optimization of our operations in Peabody, Massachusetts, which are recognized in our Consolidated Statement of Operations under restructuring. The $2.9 million charge was recorded in the operating results of our Medical Imaging, Ultrasound, and Security and Detection segments, with charges of $1.9 million, $0.5 million and $0.5 million, respectively.

Fiscal Year 2013 Restructuring Plan – During fiscal year 2013, we completed our acquisition of (i) all of the issued and outstanding shares of capital stock of Ultrasonix Medical Corporation, a Nevada corporation, and customer lists and intangibles related solely to sales destined to the U.S. and (ii) all of the outstanding equity securities of Ultrasonix Medical Corporation, which we refer to as Ultrasonix, a privately held company located in Vancouver, Canada, pursuant to a “plan of arrangement” under Canadian law. Ultrasonix is a supplier of advanced ultrasound systems for point-of-care and general imaging applications with over 5,000 systems installed worldwide. We undertook the acquisition to accelerate our expansion into the point-of-care ultrasound market. The purchase price, net of cash acquired, of $79.9 million, was finalized in July 2013. During fiscal year 2013, we incurred pre-tax charges of $3.5 million, primarily relating to severance and personnel related costs of 115 involuntarily terminated employees, as well as for facility exit costs associated with restructuring activities, including the consolidation of manufacturing and certain support activities currently conducted at the Ultrasonix facility in Vancouver, into operations at our existing facilities, closure of the Ultrasonix sales subsidiary in Paris, France, the transition costs associated with the planned closure of our Englewood, Colorado facility, as we consolidated manufacturing and development activities into our State College, Pennsylvania facility, and optimization of our operations in Montreal, Canada and Peabody Massachusetts, all of which were recognized in our Consolidated Statement of Operations under restructuring. Our pre-tax charges were included in the operating results of our Medical Imaging segment, Ultrasound segment and Security and Detection segment. During fiscal year 2014, we incurred an additional $0.6 million restructuring and related charges with respect to the fiscal year 2013 restructuring plan related to facility exit costs. Of the total pre-tax charges of $0.6 million, we incurred $(0.2) million, $0.9 million, and $(0.1) million included in the operating results of our Medical Imaging, Ultrasound and Security and Detection segments, respectively.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	For the Year ended July 31,
(in millions)	2014	2013
Medical Imaging	$1.7	$1.1
Ultrasound	1.4	2.2
Security and Detection	0.4	0.2

Restructuring and related charges	$3.5	$3.5

Other (Expense) Income, Net

	Years Ended July 31
(in millions)	2014	2013
Other (expenses) income, net:
Interest income, net	$0.3	$0.4
Gain on Sale of Investments	(0.5)	—
Other	0.1	(1.7)

Total other (expense) income, net	$(0.1)	$(1.3)

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

Provision for Income Taxes

The following table presents the provision for income taxes and our effective tax rate for the fiscal years ended July 31, 2014 and 2013:

	Years Ended July 30
(in millions except percentages)	2014	2013
Provision for income taxes	$(5.4)	$13.0
Effective tax rate	-19%	29%

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

Net Income and Diluted Net Income Per Share

Net income and diluted net income per share from operations for fiscal years 2014 and 2013 were as follows:

	Years Ended July 31
(in millions except percentages)	2014	2013
Net Income	$34.5	$31.1
% of net revenue	6.7%	5.7%
Diluted net income per share from operations	$2.72	$2.48

The increase in net income for fiscal year 2014 versus the prior year was due to a net tax benefit from income taxes in fiscal year 2014 as compared to fiscal year 2013, which offset lower income from operations during the period due to a decrease in customer-funded engineering projects and an increase in operating expenses resulting from the fiscal year 2013 acquisition of Ultrasonix.

Liquidity and Capital Resources

Key liquidity and capital resources information is summarized in the table below.

(in millions)	As of July 31, 2015	As of July 31, 2014	Percentage Change
Cash and cash equivalents (A)	$123.8	$114.5	8%
Working capital	$324.8	$289.3	12%
Stockholders’ equity	$531.4	$512.6	4%

(A)	Includes approximately $37.8 million and $57.9 million of cash and cash equivalents held outside the U.S. as of July 31, 2015 and 2014, respectively.

The increase in cash and cash equivalents from July 31, 2014 to July 31, 2015 was due primarily to net income during the period offset by the timing of receivables, a larger inventory balance, a reduction in deferred revenue, capital expenditures and stock repurchases. The increase in stockholder’s equity from July 31, 2014 to July 31, 2015 was primarily driven by recorded net income in the period.

Cash and cash equivalents at July 31, 2015 and July 31, 2014 primarily consisted of demand deposits at highly rated banks and financial institutions. We believe that our cash equivalents were appropriately valued at July 31, 2015 and July 31, 2014 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2015, due to the short-term maturities of these instruments.

We have revolving credit facilities of up to $101 million available for direct borrowings. We did not have any borrowings outstanding under these credit facilities as of July 31, 2015 and 2014. For further details surrounding the revolving credit facilities, please refer to the Commitments, Contractual Obligations and Off-Balance Sheet Arrangements section.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

	For the Year ended July 31,			Percentage Change
(in millions, except percentages)	2015	2014	2013
Net cash provided by operating activities	$38.7	$47.9	$41.4	-19%
Net cash used in investing activities	(11.0)	(28.5)	(104.7)	-61%
Net cash used in financing activities	(12.8)	(18.2)	(12.1)	-30%
Effect of exchange rate changes on cash	(5.7)	0.3	1.4	-2000%

Net increase (decrease) in cash and cash equivalents	$9.2	$1.5	$(74.0)	513%

Operating activities

The cash flows provided by operating activities during fiscal year 2015 primarily reflects our net income of $33.5 million, non-cash charge for depreciation and amortization of $23.3 million and share-based compensation expense of $10.9 million, and an increase in accounts receivable of $16.1 million which is consistent with increased revenues and increase in inventory of $14.7 million related to new product development.

The cash flows provided by operating activities during fiscal year 2014 primarily reflects our net income of $34.5 million, non-cash charge for depreciation and amortization of $22.1 million, and decrease in accounts receivable of $6.6 million, offset by an increase in inventory of $12.3 million as we consolidate our manufacturing operations following the acquisition of Ultrasonix and support new product launches.

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

Investing activities

The net cash used for investing activities during fiscal year 2015 was primarily driven by purchases of property, plant and equipment of $10.0 million as well as the acquisition of Pathfinder, net of cash acquired, of $1.6 million. Our capital expenditures are primarily related to infrastructure and test equipment investments to support our growth.

The net cash used for investing activities during fiscal year 2014 was primarily driven by the acquisition of PocketSonics, net of cash acquired, of $10.6 million as well as purchases of property, plant and equipment of $17.5 million. Our capital expenditures are primarily related to infrastructure and test equipment investments to support our growth, but are lower as compared to the last fiscal year due to the completion of infrastructure investments associated with our facilities in State College, Pennsylvania.

The net cash used for investing activities in fiscal year 2013 was driven by our March 2013 acquisition of Ultrasonix of $79.3 million and purchases of property, plant, and equipment of $25.6 million for our facility in State College, Pennsylvania, as well as global manufacturing and test capacity and other infrastructure investments to support our growth.

Financing activities

The net cash used for financing activities during fiscal year 2015 primarily reflected $13.9 million used to repurchase common stock, $2.8 million of shares surrendered for taxes paid related to vested employee restricted stock, and $5.1 million of dividends paid to shareholders. This was partially offset by the cash received associated with the exercise of stock options and the employee stock purchase plan of $7.9 million.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations at July 31, 2015, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

(in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$7.2	$2.5	$1.9	$1.2	$0.9	$0.6	$0.1
Purchase obligations	38.2	31.3	6.9	—	—	—	—
Pension	4.6	0.3	0.3	0.3	0.4	0.4	2.9

Total contractual obligations	$50.0	$34.1	$9.1	$1.5	$1.3	$1.0	$3.0

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

At July 31, 2015, our leverage ratio was 0.004:1.00 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of July 31, 2015, we were in full compliance with all financial and operating covenants.

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

We currently have approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings. We did not have any borrowings outstanding under credit facilities as of July 31, 2015 and 2014.

Tax related obligations

We have $4.7 million of unrecognized tax benefits for uncertain tax positions and $0.3 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information regarding matters relating to income taxes, including unrecognized tax benefits.

Asset retirement obligations

The ultimate cost of restoring our leased facilities is difficult to predict given uncertainties regarding the extent of the required restoration and the interpretation of applicable laws and regulations. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur costs, including asset retirement obligations, of approximately $1.2 million as of July 31, 2015, which is included in “Other liabilities” in our Consolidated Balance Sheet. All accruals have been recorded without giving effect to any possible future insurance proceeds.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue. We have commenced discussions with the SEC concerning the resolution of the SEC inquiry and have proposed a payment of $1.6 million in settlement of such inquiry. During the three months ended July 31, 2015, we accrued a $1.6 million charge in connection with our settlement proposal. We are uncertain whether the DOJ or the Danish Government will seek to impose any sanctions or penalties against us and have not engaged in settlement discussions with either of these entities. There can be no assurance that we will enter into any settlement with the SEC, the DOJ or the Danish Government, and the cost of any settlements or other resolutions of these matters could materially exceed our accruals. We incurred inquiry-related costs of approximately $1.4 million in in each of our fiscal years ended July 31, 2014 and July 31, 2015 in connection with this matter.

Recent Accounting Pronouncements

Recently adopted

None.

Not yet effective

Cloud computing arrangements

In April 2015, the FASB issued an update which amends Accounting Standards Codification, or ASC, 350, “Intangibles – Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. The provisions will be effective for us in the first quarter of our fiscal year ending July 31, 2017. Early adoption is not permitted. We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

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

Revenue from contracts with customers

In May 2014, the FASB issued an update which provides guidance for revenue recognition. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition requirement and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update should be applied either on a retrospective or modified retrospective basis. This update will be effective for us in the first quarter of our fiscal year ending July 31, 2018. Early adoption is not permitted. In April 2015, the FASB issued a proposal to defer the effective date of the new revenue standard for public entities by one year. Therefore, this update would be effective for us in the first quarter of our fiscal year ending July 31, 2019. The proposal would also permit entities to early adopt, but only as of the original effective date (i.e. one year earlier). We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

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

Inventory

We value our inventory at the lower of the cost of the inventory or market in a manner that approximates the first-in first-out method. Management assesses the recoverability of inventory based on types and levels of inventory held, product life cycles, and changes in technology. A variety of methodologies are used to determine the amount of inventory write-downs necessary to adjust excess and obsolete inventory. Write-downs are based on the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory and technological obsolescence. If actual demand for our products is less than our estimates, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional write-downs for existing inventories might be recorded in future periods. Once recorded, inventory adjustments are not subsequently reversed until the inventory is used or disposed of. Inventory includes demo equipment utilized by the sales force in the field as the company intends to sell such demo equipment. Demo equipment is amortized on a straight-line basis over a four year period and included in cost of sales.

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

Impairment of Goodwill and Indefinite-lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We conduct our impairment evaluation by performing valuation analyses, which consider both the market approach and income approach for goodwill and the relief from royalty approach for the indefinite-lived intangible assets. Under the market approach, the fair value of the reporting unit is based on trading and acquisition multiples. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Under the relief from royalty approach, the fair value of the indefinite-lived intangible asset is based on after tax royalty rate and discount rate applied to future forecasted sales. In the second quarter of fiscal year 2015, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets using the methodologies described herein, and determined there was no impairment.

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

We enter into forward contracts to hedge our foreign currency exposure in the Canadian dollar. These contracts have been designated as cash flow hedges, and the unrealized loss, net of tax, on these contracts is reported in within accumulated other comprehensive income (loss). Liability and asset derivatives designated as hedging instruments are presented in other assets and other liabilities, respectively, on our consolidated balance sheet. Realized (gains) losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During fiscal year 2015 and 2014, we recorded approximately $0.5 million and $0.2 million of realized gains included in cost of revenues and operating expenses in our Consolidated Statements of Operations. As of July 31, 2015, we have forward contracts outstanding with notional amounts totaling $12.6 million in Canadian dollar. There were no outstanding forward contracts as of July 31, 2014.

We place our cash and cash equivalents in high quality financial instruments and, by policy, limit the amount of credit exposure to any one financial institution. Our cash includes cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Total net interest income for fiscal years 2015 and 2014 was $0.1 million and $0.3 million, respectively. A 10% change in interest income or interest rate would not have a material impact on the fair value of our portfolio or on future earnings.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Part IV, Item 15 in this Annual Report on Form 10-K and are included at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2015, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 2013. Based on this assessment, our management concluded that, as of July 31, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of July 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On September 10, 2015, the Company’s Compensation Committee approved a $50,000 cash retention bonus payable to Michael Bourque, our Interim Chief Financial Officer and Vice President, Corporate Controller, subject to his continued employment with the Company on September 10, 2016. A retention bonus agreement between Mr. Bourque and the Company entered into in connection with this award is attached as Exhibit 10.58 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will file with the SEC a definitive proxy statement for our 2016 Annual Meeting of Stockholders not later than 120 days after the close of fiscal year 2015, or Proxy Statement. Certain information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Proposal 1 – Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Also refer to “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)
	1.	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firms	55
		Consolidated Balance Sheets at July 31, 2015 and 2014	58
		Consolidated Statements of Operations for the years ended July 31, 2015, 2014, and 2013	59
		Consolidated Statements of Comprehensive Income for the years ended July 31, 2015, 2014, and 2013	60
		Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2015, 2014, and 2013	61
		Consolidated Statements of Cash Flows for the years ended July 31, 2015, 2014, and 2013	62
		Notes to Consolidated Financial Statements	63
	2.	Financial Statement Schedule II – Valuation and Qualifying Accounts	102
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

ANALOGIC CORPORATION

	By	/S/ JAMES W. GREEN
Date: September 25, 2015		James W. Green President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES W. GREEN James W. Green	President and Chief Executive Officer (Principal Executive Officer) and Director	September 25, 2015

/S/ MICHAEL J. BOURQUE Michael J. Bourque	Interim Chief Financial Officer and Treasurer, Vice President and Corporate Controller (Principal Financial and Accounting Officer)	September 25, 2015

/S/ EDWARD F. VOBORIL Edward F. Voboril	Chairman of the Board	September 25, 2015

/S/ BERNARD C. BAILEY Bernard C. Bailey	Director	September 25, 2015

/S/ JEFFREY P. BLACK Jeffrey P. Black	Director	September 25, 2015

/S/ JAMES J. JUDGE James J. Judge	Director	September 25, 2015

/S/ MICHAEL T. MODIC Michael T. Modic	Director	September 25, 2015

/S/ FRED B. PARKS Fred B. Parks	Director	September 25, 2015

/S/ SOPHIE V. VANDEBROEK Sophie V. Vandebroek	Director	September 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Analogic Corporation

We have audited the accompanying consolidated balance sheet of Analogic Corporation as of July 31, 2015 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year ended July 31, 2015. Our audit also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analogic Corporation at July 31, 2015 and the consolidated results of its operations and its cash flows for the year ended July 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Analogic Corporation’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

Boston, Massachusetts

September 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Analogic Corporation

We have audited Analogic Corporation’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Analogic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Analogic Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Analogic Corporation as of July 31, 2015 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year ended July 31, 2015 of Analogic Corporation and our report dated September 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

Boston, Massachusetts

September 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Analogic Corporation

In our opinion, the consolidated balance sheet as of July 31, 2014 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended July 31, 2014 present fairly, in all material respects, the financial position of Analogic Corporation and its subsidiaries at July 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended July 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

September 26, 2014

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2015	July 31, 2014
Assets
Current assets:
Cash and cash equivalents	$123,800	$114,540
Accounts receivable, net of allowance for doubtful accounts of $1,220 and $800 as of July 31, 2015 and July 31, 2014, respectively	119,301	106,436
Inventory	132,712	124,777
Refundable and deferred income taxes	20,621	18,599
Other current assets	8,131	9,422

Total current assets	404,565	373,774

Property, plant, and equipment, net	106,299	114,165
Intangible assets, net	49,499	57,366
Goodwill	57,450	56,955
Deferred income taxes	5,308	7,475
Other assets	4,849	4,607

Total assets	$627,970	$614,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,493	$37,241
Accrued employee compensation and benefits	22,830	16,305
Accrued federal income tax	4,100	—
Accrued warranty	6,571	5,968
Accrued restructuring charges	580	3,431
Deferred revenue	5,200	10,761
Customer deposits	3,991	3,046
Other current liabilities	6,029	7,761

Total current liabilities	79,794	84,513

Long-term liabilities:
Accrued income taxes	2,531	5,211
Deferred income taxes	3,391	2,657
Other long-term liabilities	10,844	9,381

Total long-term liabilities	16,766	17,249

Guarantees, commitments and contingencies (Notes 11 and 12)

Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,434,017 shares issued and outstanding as of July 31, 2015; 30,000,000 shares authorized and 12,372,992 shares issued and outstanding as of July 31, 2014	621	619
Capital in excess of par value	140,538	125,679
Retained earnings	394,757	378,477
Accumulated other comprehensive income (loss)	(4,506)	7,805

Total stockholders’ equity	531,410	512,580

Total liabilities and stockholders’ equity	$627,970	$614,342

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year ended July 31,
	2015	2014	2013
Net revenue:
Product	$531,161	$509,527	$526,725
Engineering	9,130	8,021	23,638

Total net revenue	540,291	517,548	550,363

Cost of sales:
Product	302,974	290,951	313,458
Engineering	7,830	6,894	20,226

Total cost of sales	310,804	297,845	333,684

Gross profit	229,487	219,703	216,679

Operating expenses:
Research and product development	68,462	73,828	63,990
Selling and marketing	63,489	59,157	51,268
General and administrative	57,291	54,147	52,527
Restructuring	(354)	3,483	3,519

Total operating expenses	188,888	190,615	171,304

Income from operations	40,599	29,088	45,375

Other income (expense):
Interest income, net	73	253	371
(Loss) on sale of other investments	—	(484)	—
Other income (expense), net	361	181	(1,649)

Total other expense, net	434	(50)	(1,278)

Income before income taxes	41,033	29,038	44,097
Provision for (benefit from) income taxes	7,552	(5,442)	12,976

Net income	$33,481	$34,480	$31,121

Net income per common share:
Basic	$2.70	$2.78	$2.54
Diluted	$2.66	$2.72	$2.48

Weighted average shares outstanding:
Basic	12,407	12,404	12,247
Diluted	12,606	12,667	12,569

Dividends declared and paid per share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year ended July 31,
	2015	2014	2013
Net income	$33,481	$34,480	$31,121
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(12,564)	(114)	4,582
Unrecognized gain (loss) on pension benefits, net of tax	630	(1,332)	2,409
Unrealized gain (loss) on foreign currency forward contracts, net of tax	(377)	103	(146)

Total other comprehensive income (loss), net of tax	(12,311)	(1,343)	6,845

Total comprehensive income	$21,170	$33,137	$37,966

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended July 31, 2015, 2014, and 2013

(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2012	12,162,724	$608	$100,222	$343,186	$2,303	$446,319

Shares issued for:
Stock options exercised	72,259	4	4,255	—	—	4,259
Stock grants and vesting of restricted stock units, net of shares traded for taxes	104,761	5	(3,126)	—	—	(3,121)
Stock purchase plan	7,488	—	431	—	—	431
Share-based compensation expense	—	—	11,601	—	—	11,601
Tax benefit from share-based compensation	—	—	1,919	—	—	1,919
Repurchase of common stock	(111,816)	(5)	(921)	(7,019)	—	(7,945)
Dividends declared ($0.40 per share)	—	—	—	(5,033)	—	(5,033)
Net income for the year	—	—	—	31,121	—	31,121
Other comprehensive income, net of tax	—	—	—	—	6,845	6,845

Balance, July 31, 2013	12,235,416	612	114,381	362,255	9,148	486,396

Shares issued for:
Stock options exercised	81,538	4	4,881	—	—	4,885
Stock grants and vesting of restricted stock units, net of shares traded for taxes	233,799	12	(7,634)	—	—	(7,622)
Stock purchase plan	7,283	—	491	—	—	491
Share-based compensation expense	—	—	11,457	—	—	11,457
Tax benefit from share-based compensation	—	—	3,824	—	—	3,824
Repurchase of common stock	(185,044)	(9)	(1,721)	(13,229)	—	(14,959)
Dividends declared ($0.40 per share)	—	—	—	(5,029)	—	(5,029)
Net income for the year	—	—	—	34,480	—	34,480
Other comprehensive income, net of tax	—	—	—	—	(1,343)	(1,343)

Balance, July 31, 2014	12,372,992	619	125,679	378,477	7,805	512,580

Shares issued for:
Stock options exercised	135,444	7	7,267	—	—	7,274
Stock grants and vesting of restricted stock units, net of shares traded for taxes	92,743	5	(2,835)	—	—	(2,830)
Stock purchase plan	9,449	(1)	618	—	—	617
Share-based compensation expense	—	—	10,836	—	—	10,836
Tax benefit from share-based compensation	—	—	764	—	—	764
Repurchase of common stock	(176,611)	(9)	(1,791)	(12,072)	—	(13,872)
Dividends declared ($0.40 per share)	—	—	—	(5,129)	—	(5,129)
Net income for the year	—	—	—	33,481	—	33,481
Other comprehensive income, net of tax	—	—	—	—	(12,311)	(12,311)

Balance, July 31, 2015	12,434,017	$621	$140,538	$394,757	$(4,506)	$531,410

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended July 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,481	$34,480	$31,121
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	4,404	(5,412)	1,006
Depreciation and amortization	23,307	22,057	17,275
Share-based compensation expense	10,938	11,512	11,601
Amortization of demo equipment	5,037	3,918	4,726
Excess tax benefit from share-based compensation	(1,134)	(3,982)	(2,053)
Change in fair value of contingent consideration	(62)	125	(25)
Provision for doubtful accounts, net of recovery	420	203	345
Loss on sale of other investments	—	484	—
(Gain) loss on sale of property, plant and equipment	(115)	17	(58)
Other	—	—	1,188
Net changes in operating assets and liabilities, exclusive of acquisition-related assets and liabilities:
Accounts receivable	(16,050)	6,633	(10,523)
Inventory	(14,714)	(12,347)	(2,127)
Other current assets	(387)	2,525	(123)
Accounts payable	(7,281)	3,222	(11,991)
Accrued liabilities	4,755	(9,100)	(305)
Deferred revenue	(5,433)	1,533	(2,885)
Customer deposits	965	(213)	440
Accrued income taxes	(1,895)	(8,769)	896
Other liabilities	2,474	1,045	2,935

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,710	47,931	41,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(9,954)	(17,517)	(25,551)
Acquisition of businesses, net of cash acquired	(1,600)	(10,561)	(79,273)
Purchases of marketable securities in Rabbi Trust under the Non-qualified Deferred Compensation Plan	—	(715)	—
Proceeds from the sale of property, plant, and equipment	559	260	146

NET CASH USED IN INVESTING ACTIVITIES	(10,995)	(28,533)	(104,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other credit facilities	—	—	(3,014)
Borrowing of other credit facilities	—	—	2,230
Contingent consideration payment	—	—	(340)
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	7,893	5,379	4,684
Repurchase of common stock	(13,872)	(14,959)	(7,945)
Shares repurchased for taxes for vested employee restricted stock grants	(2,832)	(7,680)	(4,661)
Excess tax benefit from share-based compensation	1,134	3,982	2,053
Dividends paid to shareholders	(5,111)	(4,962)	(5,114)

NET CASH USED IN FINANCING ACTIVITIES	(12,788)	(18,240)	(12,107)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,667)	349	1,364

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,260	1,507	(73,978)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,540	113,033	187,011

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,800	$114,540	$113,033

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$4,996	$8,024	$11,339
Fixed asset additions in accounts payable and accrued liabilities	$596	$705	$1,620

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

Description of Business

Analogic Corporation (NASDAQ:ALOG) designs, manufactures, and commercializes innovative real-time guidance, diagnostic imaging and threat detection technologies to advance the practice of medicine and save lives. We operate and report along three business segments: Ultrasound, Medical Imaging, and Security and Detection. Our Ultrasound segment provides ultrasound guidance systems for the urology and surgery markets and is expanding into point of care areas such as anesthesia and emergency medicine. We sell our ultrasound products through our direct sales force in North America and Europe, as well as through a network of distributors to clinical practitioners throughout the world. Our Medical Imaging segment provides critical enabling medical imaging systems and subsystems for computed tomography, or CT, magnetic resonance imaging, or MRI and high-resolution digital mammography systems. We sell our Medical Imaging products primarily through longstanding relationships with well-known multinational medical OEMs and new entrants in emerging markets. Our Security and Detection segment designs and manufactures automated threat detection systems for aviation baggage inspection applications utilizing advanced CT technology. We sell our security products primarily through multinational OEM partners.

We were incorporated in the Commonwealth of Massachusetts in November 1967 and our headquarters is based in Peabody, Massachusetts.

On March 1, 2013, we completed the acquisition of Ultrasonix Medical Corporation (Ultrasonix). On September 20, 2013, we acquired PocketSonics, Inc. (PocketSonics). On October 28, 2014, we acquired certain assets and assumed certain liabilities related to the surgical planning and guidance business of Pathfinder. These acquisitions are more fully discussed in Note 3. The financial position, results of operations and cash flows of Ultrasonix, PocketSonics and Pathfinder are included in our Consolidated Financial Statements from the date of acquisition.

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

We provide engineering services to some of our customers on a contractual basis and recognize revenue using the percentage of completion method or the completed contract method. We estimate the progress towards completion on contracts with a fixed-fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs at completion of the project or on a milestone basis based on contractual terms, as appropriate. Short-term unbilled receivables are included in accounts receivable and long-term unbilled receivables are included in noncurrent other assets in the consolidated balance sheet. Total unbilled receivables at July 31, 2015 and 2014 were $5.2 million and $5.8 million, respectively. There was no long-term unbilled receivables at either July 31, 2015 or 2014. When total cost estimates exceed revenues, we accrue for the estimated losses immediately.

Deferred revenue is primarily comprised of maintenance and other service revenues for which payment has been received and for which services have not yet been performed. In situations where collection of the receivable is not reasonably assured, the inventory is expensed upon shipment and the revenue is recognized as the cash is received. Total deferred revenue at July 31, 2015 and 2014 was $6.1 million and $11.8 million, respectively. At July 31, 2015 and 2014, the long-term portion of deferred revenue of $0.9 million and $1.1 million, respectively, was included in non-current other liabilities.

We grant credit to domestic and foreign original equipment manufacturers, distributors, and end users, and perform ongoing credit evaluations of our customers’ financial condition. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon specific customer collection issues that have been identified.

(d) Use of estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments and methodologies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from those estimates under different assumptions or conditions. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these Notes to the Consolidated Financial Statements.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Inventory includes demo equipment utilized by the sales force in the field as the company intends to sell such demo equipment. Demo equipment is amortized on a straight-line basis over a four year period and included in cost of sales.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Property, plant, and equipment consisted of the following:

	Estimated Useful Lives (Years)	July 31,
		2015	2014
(in millions)
Property, plant, and equipment:
Land and improvements	15 years for land improvements	6.9	7.5
Building and improvements	10 to 35	83.0	85.1
Leasehold improvements	lesser of useful life or the lease term	10.0	9.8
Equipment and software	3 to 7	133.7	129.2
Furniture and fixtures	5	7.1	7.3

		240.7	238.9
Less accumulated depreciation and amortization		(134.4)	(124.7)

Total property, plant and equipment		$106.3	$114.2

Land is not depreciated. Total depreciation and amortization of property, plant, and equipment was $14.1 million, $14.3 million, and $13.0 million for fiscal years 2015, 2014, and 2013, respectively. We did not capitalize any interest in fiscal years 2015, 2014 or 2013.

(i) Intangible assets and goodwill

Intangible assets consist of intellectual property, licenses, and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, backlog, and developed technology. Intangible assets that have finite lives are amortized using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to the future undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

An indefinite-lived intangible asset, such as an in-process research and development, or IPR&D, or trade names acquired in business combinations, is tested for impairment annually or more frequently if indicators of impairment are present. We perform our annual review in our second quarter of each fiscal year. An indefinite-lived intangible asset may be considered impaired if we determine that the carrying value exceeds the assets’ fair value. We may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. Assessing the impairment of an indefinite-lived intangible asset requires us to make assumptions and judgments regarding the fair value of the asset using the relief from royalty valuation technique, which include management’s estimates of future growth rates and discount rates.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Goodwill is not amortized but is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. We perform our annual reviews in our second quarter of each fiscal year. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less that its carrying value and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may also elect to proceed directly to the two-step impairment test. If an initial qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less that its carrying amount, impairment is recognized for the difference.

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of our reporting units. We estimate the fair value of our reporting units using a combination of valuation techniques, including discounted cash flows and cash earnings multiples, and compare the values to our estimated overall market capitalization.

(j) Fair value of financial instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and derivative instruments. The carrying amounts of our financial instruments approximate fair value due to their short-term nature. The fair values of marketable securities and investments in pension and deferred compensation plans, if any, are estimated based on quoted market price for these securities. We did not have any marketable securities at July 31, 2015 and 2014.

(k) Asset retirement obligations

We establish asset retirement obligations (“AROs”) for the present value of estimated future costs to return certain of our facilities to their original condition. The recorded liabilities are accreted to the future value of the estimated restoration costs. The accretion of the liability and the depreciation of the capitalized cost are recognized over the estimated useful lives of the facilities.

(l) Impairment of long-lived assets

We evaluate our long-lived assets whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If indicators of impairment are present with respect to long-lived assets and undiscounted cash flows attributable to such assets are not expected to be sufficient to recover the assets’ carrying amount, additional analysis is performed as appropriate and the carrying value of the long-lived assets is written down to its estimated fair value based on a discounted cash flow analysis or the market value.

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

Software development costs incurred subsequent to establishing technological feasibility are capitalized when technological feasibility is established through the general release of the products that contain the embedded software elements. Technological feasibility is demonstrated by the completion of a detailed program design. Capitalized costs are amortized at the higher of (a) straight-line basis over the economic life of the software ranging from 3 to 5 years or (b) the ratio of the product’s current gross revenues to the total of current and expected gross revenues. Unamortized capitalized software costs are $0.7 million and $1.1 million as of July 31, 2015 and 2014, respectively. Amortization expense of capitalized software development costs was $0.2 million, $0.0 million, and $0.2 million in fiscal years 2015, 2014, and 2013, respectively, and is included in product cost of sales.

(o) Derivative instruments and hedging activities

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

(p) Translation of foreign currencies

The assets and liabilities of our foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as a component of accumulated other comprehensive income in the consolidated balance sheet. We had foreign currency translation adjustments of $(12.6) million, $(0.1) million, and $4.6 million, respectively, included within the Consolidated Statement of Comprehensive Income in fiscal years 2015, 2014 and 2013, respectively.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entity’s functional currency), excluding intercompany transactions considered to be of a long-term investment nature, are included in the results of operations in the period in which they occur and are reflected under the caption “Other, net”. We had foreign exchange gains (losses) included within the Consolidated Statement of Operations totaling $(0.4) million, $(0.2) million, and $(1.5) million in fiscal years 2015, 2014 and 2013, respectively.

(q) Advertising

Advertising costs are expensed when incurred, are included in selling and marketing expenses and totaled $0.4 million, $0.2 million and $0.2 million in fiscal years 2015, 2014 and 2013, respectively.

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

For performance-based awards with an earnings per share related target, we evaluate the probability of meeting the performance criteria at each balance sheet date and if probable, related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the earnings per share related target performance is not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed. For market-based awards, the compensation cost is amortized over the performance period on a straight-line basis because the awards vest only at the end of the measurement period. The probability of actual shares expected to be earned is considered in the grant date valuation, therefore the expense is not adjusted to reflect the actual units earned.

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

(u) Segment information

We identify a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by our chief operating decision maker who is our chief executive officer, and iii) it has available discrete financial information. We aggregate our operating segments into a reportable segment if the operating segments are determined to have similar economic characteristics and are similar in the nature of products and services, nature of production processes, type or class of customer for their products and services, product or service distribution method and, if applicable, nature of the regulatory environment. We have three reportable segments: Medical Imaging, Ultrasound, and Security and Detection.

(v) New accounting pronouncements

Recently adopted

None.

Not yet effective

Cloud computing arrangements

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which amends Accounting Standards Codification, or ASC, 350, “Intangibles – Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. The provisions will be effective for us in the first quarter of our fiscal year ending July 31, 2017. Early adoption is not permitted. This update is effective for us in the first quarter of fiscal year ending July 31, 2017. We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

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

Revenue from contracts with customers

In May 2014, the FASB issued an update which provides guidance for revenue recognition. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

requirement and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update should be applied either on a retrospective or modified retrospective basis. This update will be effective for us in the first quarter of our fiscal year ending July 31, 2018. Early adoption is not permitted. In April 2015, the FASB issued a proposal to defer the effective date of the new revenue standard for public entities by one year. Therefore, this update would be effective for us in the first quarter of our fiscal year ending July 31, 2019. The proposal would also permit entities to early adopt, but only as of the original effective date (i.e. one year earlier). We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

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

The following table sets forth the stock option and restricted stock transactions for fiscal year 2015:

(Amounts in thousands, except share and per share data)	Stock Options Outstanding				Time-Based Unvested Restricted Stock		Performance-Based Unvested Contingent Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares/ Units	Weighted Average Grant Date Fair Value	Number of Shares/ Units (1)	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2014	381,790	$63.21	4.75	$3,940	143,357	$74.25	187,930	$85.25
Granted	78,846	71.20			61,882	73.23	68,689	79.59
Exercised	(135,444)	53.70			—	—	—	—
Vesting of restricted stock	—	—			(62,195)	71.12	(68,151)	80.46
Cancelled (forfeited and expired)	(38,894)	73.72			(14,982)	74.76	(29,521)	79.25

Outstanding at July 31, 2015	286,298	$68.93	5.01	$3,332	128,062	$74.06	158,947	$85.98
Options vested or expected to vest at July 31, 2015 (2)	279,074	68.82	4.98	$3,282
Options exercisable at July 31, 2015	126,873	$63.49	4.40	$2,167

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

(1)	The performance-based unvested restricted stock is shown in this table at target, except for the number of shares vested, which reflect the shares earned. As of July 31, 2015, the maximum number of performance-based unvested restricted stock available to be earned is 317,894.
(2)	In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Stock options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

The following table presents share-based compensation expense included in our Consolidated Statements of Operations:

	For the Year ended July 31,
(in millions)	2015	2014	2013
Cost of product sales	$0.7	$0.7	$0.8
Cost of engineering sales	0.2	0.4	1.2
Research and product development	2.7	2.8	2.4
Selling and marketing	1.4	1.2	1.1
General and administrative	5.9	6.4	6.1

Total share-based compensation expense before tax	10.9	11.5	11.6
Income tax effect	(3.2)	(3.5)	(3.6)

Share-based compensation expense included in net income	$7.7	$8.0	$8.0

As of July 31, 2015, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $10.3 million. This cost will be recognized over an estimated weighted average amortization period of 1.3 years and assumes target performance for the non-GAAP EPS performance based RSU’s.

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

The fair values of option grants were estimated on the grant date using the following assumptions for fiscal years 2015, 2014, and 2013:

	For the Year ended July 31,
	2015	2014	2013
Expected option term in years (1)	5.31	5.37	5.42
Expected volatility (2)	29.3%	38.6%	41.0%
Risk-free interest rate (3)	1.82%	1.77%	0.80%
Expected annual dividend yield (4)	0.56%	0.52%	0.57%
Weighted average grant date fair value	$19.95	$27.55	$25.25

(1)	The expected option term was estimated using historical data.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

(2)	The expected volatility for each grant is determined based on the review of the average of historical daily price changes of our common stock over the expected option term.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

The total intrinsic value of options exercised during fiscal years 2015, 2014, and 2013, was $4.3 million, $1.9 million, and $1.5 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date exercise price. The total amount of cash received from the exercise of these options was $7.3 million, $4.9 million, and $3.4 million, respectively.

The actual tax benefit realized for the tax deductions from option exercises was less than $0.1 million for fiscal years 2015, 2014 and 2013.

Restricted stock and restricted stock units

We estimate the fair value of restricted stock and restricted stock units, or RSU’s, that vest based on service conditions using the quoted closing price of our common stock on the date of grant. Share-based compensation expense is amortized over each award’s vesting period on a straight-line basis for all awards with service and performance conditions that vest at the end of the performance cycle, while the accelerated method applies to other awards with both service and performance conditions.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

We granted 28,455, 27,450, and 24,470 TSR and 36,641, 35,686, and 31,806 non-GAAP EPS performance-based awards during fiscal years 2015, 2014, and 2013, respectively. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	For the Year ended July 31,
	2015	2014	2013
Stock price (1)	$71.33	$77.14	$70.04
Expected volatility (2)	29.3%	27.6%	28.0%
Risk-free interest rate (3)	1.00%	0.82%	0.32%
Expected annual dividend yield (4)	0.00%	0.00%	0.00%
Weighted average grant date fair value of time-based restricted stock awards	$73.23	$82.46	$71.78
Weighted average grant date fair value of performance based restricted stock awards	$78.62	$93.85	$85.94

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the performance period.
(4)	Dividends are considered reinvested when calculating TSR. The dividend yield is therefore considered to be 0%.

The total fair value of restricted stock that vested during fiscal years 2015, 2014, and 2013 was $9.8 million, $24.9 million, and $16.0 million, respectively.

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

We estimate the fair value of ESPP shares using the Black-Scholes valuation model. For the fiscal years 2015, 2014, and 2013, the financial impact from ESPP shares was immaterial.

3. Business combination

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The following table summarizes the purchase price allocation based on the fair values of the separately identifiable assets acquired and liabilities assumed as of the acquisition date:

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

During fiscal year 2015, we incurred acquisition costs of approximately $0.1 million which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our Consolidated Statements of Operations.

The pro forma financial information for the year ended July 31, 2015, including revenue and net income, is immaterial, and has not been separately presented.

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

In connection with this acquisition, we recorded a fair value contingent consideration obligation of $1.9 million, with potential exposure of up to $3.0 million payable upon the achievement of certain milestones relating to the PocketSonics technology. The contingent earn-out payments to the sellers of PocketSonics would be payable upon commercial launch and achievement of volume sales target as defined in the asset purchase agreement. The $2.0 million fair value was estimated through a valuation model that incorporates probability adjusted assumptions relating to the achievement of these milestones and the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 input measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration liability and reflected within our Consolidated Statements of Operations within selling and marketing expenses. During fiscal year 2015, the estimated fair value of our contingent consideration obligation decreased by $0.1 million. The total fair value of our contingent consideration obligation was $2.0 million as of July 31, 2015. For additional information related to the fair value of this obligation, please refer to Note 8. Fair Value Measurements.

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

4. Restructuring charges

Fiscal Year 2014 Restructuring Plan

During the fourth quarter of fiscal year 2014, we implemented our fiscal year 2014 restructuring plan to improve our operational effectiveness in Peabody, Massachusetts and leverage core competencies better across the business. We incurred pre-tax charges of $2.9 million, primarily relating to severance and personnel related costs for 48 involuntarily terminated employees associated with restructuring activities, including improving our operational effectiveness in Peabody Massachusetts to better leverage core competencies across the business, which are recognized in our Consolidated Statement of Operations under restructuring. The $2.9 million charge was recorded in the operating results of our Medical Imaging, Ultrasound, and Security and Detection segments, with charges of $1.9 million, $0.5 million and $0.5 million, respectively. We expect that the restructuring plan will be completed during fiscal year 2016.

Fiscal Year 2013 Restructuring Plan

In May 2013, we announced a restructuring plan and incurred pre-tax charges of $4.1 million, primarily relating to severance and personnel related costs of 115 terminated employees, as well as for facility exit costs closure of the Ultrasonix sales subsidiary in Paris, France as well as the closure of our ultrasound transducer operation in Englewood, Colorado as we consolidate our transducer operations in State College, Pennsylvania. This plan also include activities to consolidate manufacturing and certain support functions currently conducted in our Ultrasonix facility in Vancouver, Canada with our other facilities, as well as optimization of our operations in Montreal, Canada and Peabody Massachusetts. Our pre-tax charges were included in our operating results of our Medical Imaging segment, Ultrasound segment and Security and Detection segment.

We expect that the restructuring plan will be completed in fiscal year 2017 when the lease on the Englewood, Colorado facility ends.

The following table summarizes accrued restructuring costs activity from July 31, 2013 through July 31, 2015:

(in millions)	Employee Severance and Benefits (A)	Facility Exit Costs (B)	Acquisition Related Charges	Total (C) (D)
Balance at July 31, 2013	$1.8	$0.2	$0.8	$2.8
Restructuring Charge	2.6	0.8	0.1	3.5
Cash payments	(1.5)	(0.2)	(0.8)	(2.5)

Balance at July 31, 2014	$2.9	$0.8	$0.1	$3.8

Adjustments	(0.3)	(0.1)	—	(0.4)
Cash payments	(2.4)	(0.3)	(0.1)	(2.8)

Balance at July 31, 2015	$0.2	$0.4	$—	$0.6

(A)	Restructuring charges in fiscal year 2014, include $2.9 million with respect to the Fiscal Year 2014 Restructuring Plan. All other activity pertains to the Fiscal Year 2013 Restructuring Plan.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

(B)	Restructuring charges in fiscal year 2014 pertains to the Fiscal Year 2013 Restructuring Plan with respect to the closure of the Englewood Colorado facility. Cash payments in fiscal year 2014 pertain to both the closure of the Englewood Colorado facility and the Ultrasonix sales subsidiary in Paris, France. Cash payments in fiscal year 2015 pertain only to the closure of the Englewood Colorado facility.
(C)	Activity in fiscal year 2014 pertains to both the Fiscal Year 2014 Restructuring Plan and the 2013 Restructuring Plan. In fiscal year 2014, the restructuring charges of $2.9 million relate to the Fiscal Year 2014 Restructuring Plan, while restructuring charges of $0.6 million and cash payments of ($2.5) million relate to the Fiscal Year 2013 Restructuring Plan.
(D)	Activity in fiscal year 2015 pertains to both the Fiscal Year 2014 Restructuring Plan and the 2013 Restructuring Plan. In fiscal year 2015, the restructuring adjustments of ($0.3) million and cash payments of ($2.4) million relate to the Fiscal Year 2014 Restructuring Plan, while restructuring adjustments of ($0.1) million and cash payments of ($0.5) million relate to the Fiscal Year 2013 Restructuring Plan.

Restructuring charges are comprised on the Balance Sheet in the following location:

(in millions)	As of July 31, 2015	As of July 31, 2014
Accrued restructuring charges	$0.6	$3.4
Other long-term liabilities	—	0.4

Total restructuring and related charges	$0.6	$3.8

The cash expenditures remaining to be paid as of July 31, 2015 will be paid within the next twelve months.

Restructuring costs, including actions associated with acquisitions, by segment for fiscal years 2015, 2014 and 2013 are as follows:

	For the Year ended July 31,
(in millions)	2015	2014	2013
Medical Imaging	$(0.2)	$1.7	$1.1
Ultrasound	(0.1)	1.4	2.2
Security and Detection	(0.1)	0.4	0.2

Total restructuring and related charges	$(0.4)	$3.5	$3.5

Net restructuring and related charges are comprised of the following:

	For the Year ended July 31,
(in millions)	2015	2014	2013
Fiscal Year 2014 Restructuring Plan	$(0.3)	$2.9	$—
Fiscal Year 2013 Acquisition Related Charges	—	0.8	1.0
Fiscal Year 2013 Restructuring Plan	(0.1)	(0.2)	2.5

Restructuring and related charges	$(0.4)	$3.5	$3.5

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

The following table sets forth the computation of basic and diluted net income per share for fiscal years 2015, 2014 and 2013:

	For the Year ended July 31,
(in millions, except per share data and share data in thousands)	2015	2014	2013
Net income	$33.5	$34.5	$31.1
Weighted average number of common shares outstanding-basic	12,407	12,404	12,247
Effect of dilutive securities:
Stock options and restricted stock units	199	263	322

Weighted average number of common shares outstanding-diluted	12,606	12,667	12,569

Basic net income per share	$2.70	$2.78	$2.54
Diluted net income per share	$2.66	$2.72	$2.48
Anti-dilutive shares related to outstanding stock options and unvested restricted stock (A)	176	118	105

(A)	These shares related to outstanding stock options and unvested restricted stock were not included in our calculations of diluted earnings per share, as the effect of including them would be anti-dilutive.

6. Accounts receivable, net

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

Our ten largest customers as a group accounted for 64%, 66%, and 68% of our net product and engineering revenue for fiscal years 2015, 2014, and 2013, respectively. Set forth in the table below, are customers who individually accounted for 10% or more of our net revenue.

	For the Year ended July 31,
	2015	2014	2013
Koninklijke Philips Electronics N.V., or Philips	14%	16%	15%
L-3 Communications Corporation, or L-3	13%	11%	12%
Toshiba Corporation, or Toshiba	11%	12%	10%
Siemens AG	11%	11%	*

Note(*):	Total net revenue was less than 10% in this fiscal year.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Philips’, Toshiba’s, and Siemens’ revenues were primarily in the Medical Imaging segment and L-3’s revenue was in the Security and Detection segment.

The following table summarizes the net accounts receivable due from our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of July 31, 2015	As of July 31, 2014
L-3	17%	16%
Philips	16%	16%
Toshiba	*	11%

Note(*):	Total net accounts receivable was less than 10% in this fiscal year.

7. Derivative instruments

Certain of our foreign operations have revenues and expenses transacted in currencies other than its functional currency. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses.

As of July 31, 2015, we have forward contracts outstanding with notional amounts totaling $10.1 million. These contracts are designated as cash flow hedges, and the unrealized loss of $0.4 million, net of tax, on these contracts are reported in Accumulated other comprehensive income as of July 31, 2015. Liability and asset derivatives designated as hedging instruments are presented in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. At July 31, 2015 we had a derivative liability of $0.5 million included in other liabilities on our Consolidated Balance Sheet. As of July 31, 2014, we did not have outstanding forward contracts. Realized gains and (losses) on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. As of July 31, 2014, we did not have outstanding forward contracts. During fiscal year 2015 and 2014, we recorded approximately $(0.5) million of realized loss and $0.2 million of realized gain, respectively, included in in our Consolidated Statements of Operations.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at July 31, 2015 and 2014:

	Fair Value Measurements at July 31, 2015
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$123.8	$123.8	$—	$—
Plan assets for deferred compensation	4.3	4.3	—	—

Total assets at fair value	$128.1	$128.1	$—	$—

Liabilities
Contingent consideration	$2.0	$—	$—	$2.0
Foreign currency forward contracts	0.5	—	0.5	—

Total liabilities at fair value	$2.5	$—	$0.5	$2.0

	Fair Value Measurements at July 31, 2014
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$114.5	$114.5	$—	$—
Plan assets for deferred compensation	3.6	3.6	—	—

Total assets at fair value	$118.1	$118.1	$—	$—

Liabilities
Contingent consideration	$2.1	$—	$—	$2.1

Total liabilities at fair value	$2.1	$—	$—	$2.1

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

The fair value of the contingent payments associated with the acquisition of PocketSonics was calculated utilizing 100% probability for the earn out associated with the Section 510(k) clearance obtained from the Food

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

and Drug Administration, or FDA, on April 9, 2014 and the anticipation of commercial sales, as defined in the purchase agreement, in the fiscal year ending July 31, 2016, or fiscal year 2016. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics to its then current fair value and record changes in the fair value to the Consolidated Statements of Operations. Changes in contingent consideration result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There was a $0.1 million decrease in the fair value of our contingent consideration obligation during the year ended July 31, 2015. As of July 31, 2015 and 2014 the fair value of the contingent consideration obligation was reported in Other long-term liabilities and Other current liabilities, respectively, in the Consolidated Balance Sheets.

The following are reconciliations of the changes in the fair value of contingent consideration in fiscal years 2015 and 2014:

	For the Year ended July 31,
(in millions)	2015	2014
Beginning Balance	$2.1	$—
Acquisition—PocketSonics	—	1.9
Change in fair value	(0.1)	0.2
Payments	—	—

Ending Balance	$2.0	$2.1

9. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

(in millions)	As of July 31, 2015	As of July 31, 2014
Raw materials	$64.5	$59.6
Work in process	46.0	41.2
Finished goods	22.2	24.0

Total inventory	$132.7	$124.8

10. Goodwill and intangible assets

Goodwill

The gross and carrying value of our goodwill at July 31, 2015 and 2014 was $57.5 million and $57.0 million, respectively. The difference between the two periods relates to goodwill associated with the acquisition of Pathfinder of $0.5 million. Please refer to Note 3. Business Combinations for more information on the acquisition of Pathfinder. We determined that our goodwill was not impaired in 2015, 2014 or 2013.

The total amount of goodwill expected to be deductible for tax purposes was $4 million for fiscal year 2015 and $3.7 million for fiscal year 2014.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, trade names, and in-process research and development. The estimated useful lives for our finitee-lived intangible assets are between 1 to 14 years. Indefinite-lived intangibles consist of trade names acquired in business combinations. The carrying values of our indefinite-lived intangible assets were $7.6 million at both July 31, 2015 and 2014.

Intangible assets at July 31, 2015 and 2014 consisted of the following:

		As of July 31, 2015			As of July 31, 2014
(in millions)	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years	$30.2	$12.3	$17.9	$29.6	$9.0	$20.6
Customer relationships	13 years	44.2	20.3	23.9	43.9	15.1	28.8
Trade names*	3 years	8.6	0.9	7.7	8.5	0.5	8.0

Total intangible assets		$83.0	$33.5	$49.5	$82.0	$24.6	$57.4

*	$7.6 Million of trade names are indefinite-lived, $0.1 Million and $0.4 Million are finite-lived trade names for 2015 and 2014, respectively.

Amortization expense related to intangible assets was $8.9 million, $7.8 million, and $4.1 million for fiscal years 2015, 2014 and 2013, respectively. Amortization expense related to customer relationships and trade names is recognized in operating expenses in and amortization expense related to developed technologies is recognized in cost of sales in our Consolidated Statement of Operations.

The estimated future amortization expenses related to intangible assets for succeeding fiscal years is expected to be as follows:

(in millions)	Estimated Future Amortization Expense
2016	$8.0
2017	7.2
2018	6.2
2019	5.0
2020	4.6
Thereafter	10.9

$41.9

We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2014. The goodwill as of December 31, 2014 relates to our acquisitions of Copley Controls in April 2008, Ultrasonix in March 2013, PocketSonics in September 2013, and Pathfinder in October 2014. As the valuation of Pathfinder was performed recently and there were no significant changes in the business that would impact the valuation since October 28, 2014, we conclude that the goodwill from the Pathfinder acquisition of $0.4 million was not impaired as of December 31, 2014. We conclude that the goodwill from the Pathfinder acquisition is not impaired as of December 31, 2014. To be in line with our approach for goodwill, in accordance with U.S. GAAP, we elected to bypass the qualitative assessment and proceeded to step one of the

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

impairment test by comparing the fair value of the reporting units to their carrying values. The goodwill from the acquisition of Copley Controls, of $1.9 million, is included in our Medical Imaging reporting unit. The goodwill from the acquisitions of Ultrasonix and PocketSonics, of $55.1 million, is included in our Ultrasound reporting unit. Our impairment assessment considered both the market approach and income approach with different probabilities assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples, which was determined based on an analysis of the selected guideline public companies’ business enterprise value (“BEV”) and a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future sales, future gross margin percentage, and applicable risk adjusted discount rates. We determined that the fair values of the Medical Imaging and Ultrasound reporting units were in excess of their carrying values, and therefore it was not necessary for us to perform step two of the impairment test.

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

The current economic environment and the uncertainties regarding its impact on our business and our estimates for forecasted revenue and spending levels, made for purposes of our goodwill and trade name impairment testing during the second quarter of fiscal year 2015 may not be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of the reporting unit and trade name are not achieved, we may be required to record an impairment charge for the goodwill and trade name in future periods, whether in connection with our next annual impairment testing in the second quarter of the fiscal year ending July 31, 2016, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill and trade name impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

11. Commitments, guarantees and contingencies

Guarantees and indemnification obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2015.

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

The following table presents our accrued warranty liability for fiscal years 2015 and 2014:

(in millions)	As of July 31, 2015	As of July 31, 2014
Beginning balance	$6.0	$6.5
Provision	4.4	3.7
Settlements made in cash or in kind during the period	(3.8)	(4.2)

Ending balance	$6.6	$6.0

At July 31, 2015 and 2014, we had deferred revenue for extended product warranty contracts of $5.3 million and $7.4 million, respectively.

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

At July 31, 2015, our leverage ratio was 0.004:1.00 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of July 31, 2015, we were in full compliance with all financial and operating covenants.

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

As of July 31, 2015, we have approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings. We did not have any borrowings outstanding under our credit facilities as of July 31, 2015 and 2014.

Asset retirement obligations, or ARO

As of July 31, 2015 and 2014, we had an ARO for the estimated future costs associated with restoring our leased facilities with a carrying value of $1.2 million and $1.1 million, respectively, included in other liabilities in our Consolidated Balance Sheet. During fiscal years 2015 and 2014, we recorded an insignificant amount of accretion and foreign currency translation related to the ARO.

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

Investigation regarding our Danish subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC and DOJ have substantially completed their investigation into the transactions at issue. We have commenced discussions with the SEC concerning the resolution of the SEC inquiry and have proposed a payment of $1.6 million in settlement of such inquiry. During the three months ended July 31, 2015, we accrued a $1.6 million charge in connection with our settlement proposal. We are uncertain whether the DOJ or the Danish Government will seek to impose any sanctions or penalties against us and have not engaged in settlement discussions with either of these entities. There can be no assurance that we will enter into any settlement with the SEC, the DOJ or the Danish Government, and the cost of any settlements or other resolutions of these matters could materially exceed our accruals. We incurred inquiry-related costs of approximately $1.4 million in each of our fiscal years ended July 31, 2014 and July 31, 2015 in connection with this matter.

12. Leases and other commitments

Certain of our subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. We lease certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with our operating leases was approximately $2.3 million, $2.1 million, and $1.8 million in fiscal years 2015, 2014 and 2013, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 2015:

(in millions)
Fiscal Year
2016	$2.5
2017	1.9
2018	1.2
2019	0.9
2020	0.6
Thereafter	0.1

$7.2

At July 31, 2015, we had outstanding non-cancelable purchase orders aggregating to $38.2 million. The purchase orders are for manufacturing and non-manufacturing related goods and services.

13. Other income (expense)

Other income (expense) consists primarily of interest income on cash equivalents, gains on sale of other investments, and foreign exchange gains (losses). In fiscal year 2015, we recorded a $0.6 million interest charge for a settlement proposal with the SEC, related to our Danish Subsidiary BK Medical.

Related to the acquisition of PocketSonics, we recognized a loss of $0.5 million during the first quarter of fiscal year 2014. Please refer to Note 3. Business Combinations for more information on the acquisition of PocketSonics.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

We had foreign exchange losses totaling $(0.4) million, $(0.2) million, and $(1.5) million during the fiscal years 2015, 2014, and 2013, respectively.

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

In addition to the 401(k) Plan provided to U.S. employees, we also provide benefits under defined contribution plans to our employees in Denmark and China. Contributions to all of our defined contribution plans totaled $5.1 million, $5.2 million, and $4.9 million, in fiscal years 2015, 2014 and 2013, respectively.

Defined Benefit Retirement Plan

Our Canadian subsidiary, Analogic Canada Corporation, formerly known as ANRAD Corporation, sponsors a defined benefit retirement plan called the Analogic Canada Corporation Retirement Plan (the “Analogic Canada Plan”). The Analogic Canada Plan was frozen to new accruals during fiscal year 2015. The Analogic Canada Plan provides benefits to employees based on a formula recognizing length of service and final average earnings. The measurement date used for the plan is July 31. We recognize the periodic pension expense in our Consolidated Statements of Operations and the associated assets or liabilities on our Consolidated Balance Sheet.

The following tables provide information about benefit obligations, plan assets and funded status as of July 31, 2015 and 2014:

Change in Benefit Obligation

	For the Year ended July 31,
	2015	2014
(in millions)
Balance at beginning of year	$18.1	$14.5
Current service cost	1.3	1.1
Foreign currency exchange gain	(3.2)	(0.9)
Interest cost	0.7	0.7
Net actuarial loss (gain)	0.3	3.3
Plan participant contributions	0.2	0.2
Benefit payments	(0.4)	(0.9)
Transfer from other plans	—	0.1

Balance at end of year	$17.0	$18.1

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

Change in Plan Assets

	2015	2014
(in millions)
Fair value at beginning of year	$15.7	$13.4
Actual return on plan assets	1.5	2.2
Employer contributions	0.8	1.5
Plan participant contributions	0.2	0.2
Benefits paid	(0.4)	(0.9)
Foreign currency exchange loss	(2.8)	(0.8)
Transfer from other plans	—	0.1

Fair value at end of year	$15.0	$15.7

Funded status	$(2.0)	$(2.4)

Recognized Long-term liability	$(2.0)	$(2.4)

Accumulated Benefit Obligation (ABO)

ABO balances for the Analogic Canada Plan were $12.3 million and $12.8 million at July 31, 2015 and 2014, respectively.

Net Periodic Benefit Cost

The components of our net periodic benefit cost are as follows:

	For the Year ended July 31,
	2015	2014	2013
(in millions)
Service cost	$1.3	$1.1	$1.4
Interest cost	0.7	0.6	0.6
Expected return on plan assets	(0.9)	(0.8)	(0.7)
Amortization of net actuarial loss recognized	0.2	0.1	0.4

Total net periodic benefit cost	$1.3	$1.0	$1.7

Amounts Recognized in Accumulated Other Comprehensive Income, Pretax

	For the Year ended July 31,
	2015	2014
(in millions)
Net loss	$3.9	$5.2
Net transition asset	—	(0.1)

Accumulated other comprehensive loss	$3.9	$5.1

The estimated net actuarial loss for the Analogic Canada Plan that is expected to be amortized from stockholders’ equity into net pension cost in fiscal year 2016 is $0.2 million.

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

	For the Year ended July 31,
	2015	2014	2013
Discount rate	4.20%	4.80%	4.80%
Expected return on assets	6.00%	6.00%	6.00%

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

Funding Policy

The funding policy for the Analogic Canada Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts as we may determine to be appropriate. During fiscal years 2015, 2014 and 2013, we made contributions to the Analogic Canada Plan of $0.8 million, $1.6 million, and $1.7 million, respectively, and made payments for benefits and administrative expenses of $0.5 million, $1.0 million, and $0.6 million, respectively. In fiscal year 2016, we expect to make contributions and payments for benefits and administrative expenses of $0.7 million and $0.4 million, respectively.

Plan Assets

The Analogic Canada Plan assets are held in trust, as follows:

	July 31, 2015		July 31, 2014
(in millions)	Target Allocation	Actual Allocation	Actual Allocation
Equity securities	60.0%	59.9%	60.9%
Debt securities	40.0%	40.1%	39.1%

Total	100.0%	100.0%	100.0%

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The fair value of the Analogic Canada Plan pension assets by asset category at July 31, 2015 and 2014 are as follows:

(in millions)	Fair Value Measurements at July 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds (a)	$15.0	$—	$—	$15.0

Total assets at fair value	$15.0	$—	$—	$15.0

(in millions)	Fair Value Measurements at July 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds (a)	$15.7	$—	$—	$15.7

Total assets at fair value	$15.7	$—	$—	$15.7

(a)	This comprises units of segregated pooled funds with an insurance company. These funds have underlying values primarily derived from mutual funds that have debt and equity securities, which are traded on an active market based on the closing price of each trading day.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	July 31, 2015	July 31, 2014
Balance at beginning of fiscal year	$15.7	$13.4
Actual return on plan assets
Relating to assets still held at end of fiscal year	1.5	2.2
Purchases, sales and settlements	0.6	0.9
Foreign currency exchange losses	(2.8)	(0.8)

Balance at end of fiscal year	$15.0	$15.7

Estimated Future Benefit Payments

Estimated future benefit payments under the Analogic Canada Plan are as follows:

(in millions)
2016	$0.3
2017	0.3
2018	0.3
2019	0.4
2020	0.4
2021-2025	2.9

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

15. Income taxes

The following table presents the provision for income taxes and our effective tax rate for the fiscal years ended July 31, 2015, 2014 and 2013:

	For the Year ended July 31,
(in millions except percentages)	2015	2014	2013
(Benefit from) provision for income taxes	$7.6	$(5.4)	$13.0
Effective tax rate	18%	-19%	29%

The effective income tax rate is based on the actual income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits, tax contingencies or other discrete items.

A reconciliation of income taxes at the U.S. statutory rate to the effective tax rate follows:

	For the Year ended July 31,
(in %)	2015	2014	2013
U.S. Federal statutory tax rate (%)	35	35	35
State income taxes, net of federal tax benefit	(1)	(3)	(1)
Domestic production benefit	1	(2)	(2)
General business credit (U.S. R&D)	(2)	(3)	(4)
Valuation allowance	—	—	1
Change in classification of Canadian entity	—	(40)	—
Effect of international operations	(11)	(9)	(2)
(Decrease) increase in tax reserves	(6)	(2)	1
Other items, net	2	5	1

Effective tax rate (%)	18	(19)	29

Our effective tax rate before discrete items for fiscal year 2015 is lower than the statutory rate of 35%, primarily due to lower foreign tax rates and tax credits in the U.S. and Canada. The tax provision for fiscal year 2015 includes certain discrete tax benefits totaling $2.9 million. The discrete tax benefit for fiscal year 2015 consists primarily of a $3.4 million reduction in uncertain tax positions primarily associated with the expiration of statute of limitations, a $0.8 million benefit associated with the extension of the federal R&D tax credit, offset by a $0.3 million provision on reduction of domestic production deduction due to filing of NOL carryback claim, along with $1.0 million provision on other items.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The components of the provision (benefit from) for income taxes are as follows:

	For the Year ended July 31,
(in millions)	2015	2014	2013
Current income taxes provision (benefit):
U.S.:
Federal	$(2.8)	$(5.2)	$11.1
State	—	0.3	0.5
Non-U.S.	6.0	4.9	0.4

Current income tax provision	$3.2	$—	$12.0

Deferred income taxes provision (benefit):
U.S.:
Federal	$1.9	$(2.9)	$12.3
State	0.2	(0.4)	(0.1)
Non-U.S.	2.3	(2.1)	(11.2)

Deferred income taxes provision (benefit)	$4.4	$(5.4)	$1.0

Provision (benefit from) for income taxes	$7.6	$(5.4)	$13.0

Income before income taxes from domestic and foreign operations is as follows:

	For the Year ended July 31,
(in millions)	2015	2014	2013
Domestic	$7.5	$0.9	$24.9
Foreign	33.5	28.1	19.2

Income before income taxes	$41.0	$29.0	$44.1

Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of July 31, 2015	As of July 31, 2014
(in millions)
Assets
Compensation	$8.4	$10.1
Accruals and reserves	5.7	4.9
Comprehensive income	1.4	1.4
Net operating losses and credit carryforwards	19.6	16.6
Other	0.6	3.4

Deferred tax assets	$35.7	$36.4
Valuation allowance	(10.6)	(6.6)

Total deferred tax assets	$25.1	$29.8

Liabilities
Depreciation related	$(8.7)	$(7.9)
Goodwill and intangibles	(6.5)	(7.8)
Total deferred tax liabilities	$(15.2)	$(15.7)

Net deferred tax assets	$9.9	$14.1

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

As of July 31, 2015, we had net operating loss carryforwards in Belgium of approximately $3.0 million which have no expiration date, losses of approximately $3.0 million in the United Kingdom which have no expiration date, losses of approximately $0.1 million in Denmark which have no expiration date, losses of $1.3 million in Canada that will expire in 2024, and losses in the U.S. of $0.4 million that will expire in 2025. As of July 31, 2015, we also had state tax credit carryforwards of $13.5 million that will begin to expire in 2021 and credit carryforwards of $7.5 million in Canada that will begin to expire in 2025. We also have operating loss carryforwards in Luxembourg of approximately $13.6 million. We believe that the possibility of utilizing the Luxembourg loss carryforwards in the foreseeable future is remote, and therefore have provided a full valuation allowance against them.

We do not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries of approximately $79.1 million, as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations would be the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.

We have determined that it is more likely than not that we will not recognize the benefit of certain foreign losses, state losses, and tax credits and, as a result, valuation allowances have been established at July 31, 2015 and 2014. The change in the valuation allowance in fiscal year 2015 is primarily the result of the addition of operating loss carryforwards in Luxembourg where use is not more likely than not.

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

The following table summarizes the changes in our unrecognized income tax benefits for fiscal years 2015 and 2014:

	July 31,
(in millions)	2015	2014
Beginning balance	$6.9	$7.3
Increases based on tax positions related to current year	0.6	0.8
Increases for tax positions of prior years	0.1	0.4
Decreases for tax positions of prior years	(0.3)	(0.8)
Decreases due to settlements with taxing authorities	—	(0.1)
Decreases due to lapse of applicable statute of limitations	(2.6)	(0.7)
Adjustments due to foreign exchange rate	—	—

Ending balance	$4.7	$6.9

Net interest as of end of fiscal year	$0.3	$0.6

The unrecognized tax benefits decreased to $4.7 million at July 31, 2015. If recognized in a future period, the timing of which is not estimable, we expect that approximately $2.5 million would reduce our effective tax rate, net of potential valuation allowances.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. We have concluded all U.S. Federal income tax matters through the year ended July 31, 2011. In the next four quarters, the statute of limitations for our fiscal year ended July 31, 2012 may expire for U.S. Federal and state income taxes and for foreign subsidiaries and it is reasonably expected that net unrecognized benefits, including interest, of approximately $0.3 million may be recognized. During the fiscal year 2015, we reduced our uncertain tax benefits and accrued interest by $3.4 million as a result of the closing of statutes of limitation for the fiscal year 2011 for domestic entities and the remeasurement of uncertain tax benefits in open years.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At July 31, 2015 and 2014, we had approximately $0.3 million and $0.6 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

Refundable and deferred income taxes at July 31, 2015 consisted of deferred tax assets of $8.0 million and refundable income tax assets of $10.4 million. Refundable and deferred income taxes at July 31, 2014 consisted of deferred tax assets of $9.3 million and refundable income tax assets of $9.3 million. The refundable income tax assets include expected Federal, state, and foreign refunds that are expected to be received within the next twelve months.

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

•

Security and Detection includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in the checked baggage screening at airports worldwide as well as DNA scanning systems.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The table below presents information about our reportable segments:

	For the Year ended July 31,
(in millions)	2015	2014	2013
Product revenue:
Medical Imaging	$288.6	$291.3	$305.6
Ultrasound	163.6	152.3	149.6
Security and Detection	79.0	65.9	71.6

Total product revenue	$531.2	$509.5	$526.8

Engineering revenue:
Medical Imaging	$4.0	$4.3	$13.0
Ultrasound	2.6	0.2	0.2
Security and Detection	2.5	3.5	10.4

Total engineering revenue	$9.1	$8.0	$23.6

Net revenue:
Medical Imaging	$292.6	$295.6	$318.6
Ultrasound	166.2	152.5	149.8
Security and Detection	81.5	69.4	82.0

Total net revenue	$540.3	$517.5	$550.4

Income from operations:
Medical Imaging (A)	$37.9	$31.0	$31.9
Ultrasound (B)	(7.9)	(6.8)	(3.7)
Security and Detection (C )	10.6	4.9	17.2

Total income from operations	40.6	29.1	45.4
Total other income, net	0.4	(0.1)	(1.3)

Income before income taxes	$41.0	$29.0	$44.1

(in millions)	As of July 31, 2015	As of July 31, 2014
Identifiable assets by segment:
Medical Imaging (D)	$196.2	$218.5
Ultrasound (E )	224.5	235.5
Security and Detection (F)	50.9	35.0

Total reportable segment assets	471.6	489.0
Corporate assets (G)	156.4	125.3

Total assets	$628.0	$614.3

(in millions)	As of July 31, 2015	As of July 31, 2014
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	55.1	55.1
Security and Detection	0.5	—

Total goodwill	$57.5	$57.0

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

(A)	Includes restructuring charges of $(0.2) million, $1.7 million and $1.1 million for fiscal years 2015, 2014 and 2013, respectively.
(B)	Includes restructuring charges of $(0.1) million, $1.4 million and $2.2 million for fiscal year 2015, 2014 and 2013, respectively.

Includes a $1.0 million charge for a settlement proposal with the SEC, related to our Danish Subsidiary BK Medical.

(C)	Includes restructuring charges of $(0.1) million, $0.4 million and $0.2 million for fiscal year 2015, 2014 and 2013, respectively.
(D)	Includes net intangible assets from acquisitions of $23.2 million and $26.0 million at July 31, 2015 and 2014, respectively.
(E)	Includes net intangible assets from acquisitions of $15.2 million and $19.9 million at July 31, 2015 and 2014, respectively.
(F)	Includes net intangible assets from acquisitions of $0.1 million at July 31, 2015, relating to our acquisition of Pathfinder during the first quarter of fiscal year 2015.
(G)	Includes cash, cash equivalents and marketable securities of $86.2 million and $60.9 million, as of July 31, 2015 and 2014, respectively.

Revenues are attributed to countries based on the location of our customers. For OEM sales, our customer location may differ from the location where the ultimate completed systems are sold by the OEM into the market.

Information regarding share-based compensation and depreciation and amortization by segment for the fiscal years 2015, 2014 and 2013 are as follows:

	For the Year ended July 31,
(in millions)	2015	2014	2013
Share-based compensation expense:
Medical Imaging	$4.9	$6.6	$7.6
Ultrasound	3.2	2.8	2.1
Security and Detection	2.8	2.1	1.9

Total share-based compensation expense	$10.9	$11.5	$11.6

Depreciation and amortization:
Medical Imaging	$11.1	$11.5	$11.5
Ultrasound	10.5	9.1	4.7
Security and Detection	1.7	1.5	1.1

Total depreciation and amortization	$23.3	$22.1	$17.3

Information regarding geographic areas for fiscal years 2015, 2014, and 2013 are as follows:

	For the Year ended July 31,
(in millions)	2015	2014	2013
Net Revenue:
United States	$215.3	$183.8	$209.6
Japan	60.4	66.2	87.0
Germany	60.2	61.8	69.8
Netherlands	60.4	70.2	69.7
Other	144.0	135.5	114.3

Total net revenue	$540.3	$517.5	$550.4

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

	For the Year ended July 31,
(in millions)	2015	2014	2013
Property, plant and equipment, net:
United States	$63.7	$66.1	$62.6
Denmark	15.6	19.8	19.7
China	19.6	20.0	20.2
Other (A)	7.4	8.3	8.5

Total property, plant and equipment, net	$106.3	$114.2	$111.0

(A)	– Other property, plant and equipment are primarily in Canada.

17. Common stock repurchases

On December 8, 2011, we announced that our board of directors had authorized the repurchase of up to an additional $30.0 million of our common stock. During fiscal year 2014, we repurchased and retired 166,361 shares of common stock under this repurchase program for $13.5 million at an average purchase price of $81.33 per share. During the fiscal year 2013, we repurchased and retired 111,816 shares of common stock under this repurchase program for $7.9 million at an average purchase price of $71.06 per share. The 2011 repurchase program was completed in the fourth quarter of fiscal year 2014. The cumulative shares that were repurchased and retired under the program were 415,768 shares of common stock for $30.0 million at an average price of $71.98 per share.

On June 2, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock. The repurchase program will be funded by our available cash. During fiscal year 2015, we repurchased and retired 176,611 shares of common stock under this repurchase program for $13.9 million at an average purchase price of $78.51 per share. During the fiscal year 2014, we repurchased 18,683 shares of common stock under this repurchase program for $1.4 million at an average purchase price of $76.22 per share. The cumulative shares that were repurchased and retired under the program were 195,294 shares of common stock for $15.3 million at an average price of $78.29 per share.

18. Accumulated Other Comprehensive Income (Loss)

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

The following table summarizes the components of accumulated other comprehensive income (loss):

(in millions)	Unrealized Gain on Foreign Currency Forward Contracts	Unrealized Losses on Pension Plan	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of July 31, 2012	$—	$(4.7)	$7.0	$2.3

Pre-tax change before reclassification to earnings	(0.1)	3.3	4.3	7.5
Amount reclassed to earnings	(0.1)	0.4	—	0.3
Income tax benefit (provision)	0.1	(1.3)	0.2	(1.0)

Balance as of July 31, 2013	(0.1)	(2.3)	11.5	9.1

Pre-tax change before reclassification to earnings	—	(1.9)	(0.2)	(2.1)
Amount reclassed to earnings	0.1	0.1	—	0.2
Income tax benefit	—	0.5	0.1	0.6

Balance as of July 31, 2014	—	(3.6)	11.4	7.8

Pre-tax change before reclassification to earnings	—	0.9	(12.4)	(11.5)
Amount reclassed to earnings	(0.5)	—	—	(0.5)
Income tax benefit (provision)	0.1	(0.3)	(0.1)	(0.3)

Balance as of July 31, 2015	$(0.4)	$(3.0)	$(1.1)	$(4.5)

The ineffective portion of the unrealized gains and losses on foreign currency forward contracts and realized gains or losses on currency translation is included in other income (expense) on our Consolidated Statement of Operations.

Realized gains and losses on the pension plan is included in general and administrative expenses on our Consolidated Statement of Operations.

19. Quarterly results of operations (unaudited)

The following is a summary of unaudited quarterly results of operations for fiscal years 2015 and 2014:

	Year 2015
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$118.3	$133.9	$133.6	$154.5
Gross profit	52.0	57.5	56.0	64.0
Net income	3.7	9.8	9.1	10.9
Basic net income per share	$0.29	$0.79	$0.73	$0.88
Diluted net income per share	$0.29	$0.78	$0.72	$0.86

	Year 2014
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$110.1	$141.4	$124.0	$142.0
Gross profit	42.9	61.1	53.4	62.3
Net (loss) income	(3.8)	19.3	7.8	11.2
Basic net (loss) income per share	$(0.30)	$1.55	$0.63	$0.90
Diluted net (loss) income per share	$(0.30)	$1.53	$0.61	$0.89

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except share and per share data)

As discussed in Note 3. Business combination, during the first quarter of fiscal year 2015, we recorded acquisition related expense of $0.1 million, in association with the Pathfinder acquisition.

As discussed in Note 15. Income taxes, during the third quarter of fiscal year 2015, we recognized a discrete tax benefit of $3.4 million reduction in uncertain tax positions primarily associated with the expiration of statute of limitations.

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

20. Subsequent events

On September 9, 2015, our Board of Directors declared a dividend of $0.10 per common share payable on October 10, 2015 to stockholders of record on September 25, 2015.

On September 16, 2015, we announced a restructuring of our business that includes the transition of certain manufacturing activities from our Peabody location to our existing facility in Shanghai, China, and a reduction in force in order to align our research and development investment with expected customer funding in our Security and Detection business. We expect to incur a restructuring charge of approximately $6 million in fiscal 2016, of which approximately $3 million will be taken in Q1 FY16 with the balance taken throughout the remainder of the fiscal year.

ANALOGIC CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at the beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
For the Year ended July 31, 2015	$0.8	$0.4	$—	$1.2
For the Year ended July 31, 2014	$0.6	$0.2	$—	$0.8
For the Year ended July 31, 2013	$0.3	$0.4	$(0.1)	$0.6

	Balance at the beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Income Tax Valuation Allowance
For the Year ended July 31, 2015	$6.6	$4.3	$(0.3)	$10.6
For the Year ended July 31, 2014	$6.3	$0.4	$(0.1)	$6.6
For the Year ended July 31, 2013	$5.5	$0.8	$—	$6.3

Changes in valuation allowance represents changes in Federal, state and foreign tax attributes for which we believe it is more likely than not that they will not be able to be utilized.

INDEX TO EXHIBITS

	2.1	Shares Purchase Agreement, dated as of January 30, 2008, between Analogic Corporation and Chonqing Anke Medical Equipment Co.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.2	Termination Agreement, dated as of January 30, 2008, between Analogic Corporation and Shenzhen Anke High-Tech Company Limited	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 5, 2008

	2.3	Agreement and Plan of Merger, dated as of March 5, 2008, by and among Analogic Corporation, Canton Merger Corporation, Copley Controls Corporation (“Copley”), the Principal Shareholders of Copley named therein, the Additional Shareholders of Copley named therein and Matthew Lorber, as the Security holders’ Representative	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2008

	2.4	Purchase and Sale Agreement, dated as of October 14, 2010, by and among Analogic Corporation, Anadventure II Corporation, and Sigma Phi Alpha Corporation	Exhibit 2.1 to the Company’s Current Report on Form 8-k filed on October 14, 2010

	2.5	Arrangement Agreement, dated January 7, 2013, by and among Analogic Corporation, 8385998 Canada Inc., Ultrasonix Medical Corporation and Scott Ratushny, Ronald Pelzer and Laurent Pelissier, solely in their capacity as the representatives of Ultrasonix.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 8, 2013.

	3.1	Restated Articles of Organization, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009

	3.2	By-laws, as amended	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010

*	10.1	Form of Indemnity Agreement	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987

*	10.2	Form of Indemnity Agreement for Directors and Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2007

*	10.3	Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2006

*	10.4	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated March 14, 1983, as amended on January 27, 1988	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

*	10.5	Amended and Restated Employee Stock Purchase Plan	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 27, 2014

*	10.6	Form of Annual Retainer Deferral Election under Amended and Restated Employee Stock Purchase Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2013

*	10.7	Key Employee Incentive Stock Option Plan dated June 11, 1993, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.8	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.9	Form of Stock Option Grant for 1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.10	Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

*	10.11	Form of Stock Options Grant for Key Employee Incentive Stock Option Plan dated June 11, 1998, as amended October 12, 2000, November 16, 2001, and September 20, 2006	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.12	Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Appendix A to the Company’s Definitive Proxy Statement dated December 15, 2003 for the Company’s Annual Meeting of Stockholders held January 16, 2004

*	10.13	Form of Restricted Stock Grant for Key Employee Stock Bonus Plan dated October 12, 2000, as amended March 11, 2003	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004

*	10.14	2007 Stock Option Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.15	Form of Stock Option Award Agreement for 2007 Stock Option Plan	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.16	2007 Restricted Stock Plan	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.17	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan used for awards granted prior to October 14, 2009	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 2, 2007

*	10.18	Form of Restricted Stock Award Agreement for 2007 Restricted Stock Plan used for awards granted on October 14, 2009	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010

*	10.19	Analogic Corporation Amended and Restated 2009 Stock Incentive Plan	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014

*	10.20	Form of Performance-Based Restricted Stock Unit Award Agreement for the Analogic Corporation 2009 Stock Incentive Plan (used prior to September 9, 2013)	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2010

	10.21	Form of Performance-Based Restricted Stock Unit Award Agreement for the Analogic Corporation 2009 Stock Incentive Plan (used subsequent to September 9, 2013)	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 13, 2013

*	10.22	Form of Time-Based Restricted Stock Unit Agreement for 2009 Stock Incentive Plan (used prior to September 9, 2013)	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the six months ended January 31, 2010

	10.23	Form of Time-Based Restricted Stock Unit Agreement for 2009 Stock Incentive Plan (used subsequent to September 9, 2013)	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 13, 2013

	10.24	Restricted Stock Unit Agreement between Analogic Corporation and James Green dated March 8, 2013	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended January 31, 2013

*	10.25	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan (used prior to September 9, 2013)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2011

	10.26	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan (used subsequent to September 9, 2013)	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 13, 2013

*	10.27	Amended and Restated Non-Employee Director Stock Plan	Appendix B to the Company’s Definitive Proxy Statement dated November 25, 2011 for the Company’s Annual Meeting of Stockholders held January 23, 2012

*	10.28	Nonqualified Deferred Compensation Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008

*	10.29	Non-Qualified Stock Option Program for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended April 30, 2012

*	10.30	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors for 2009 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended April 30, 2012

*	10.31	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2014 Annual Incentive Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2013

*	10.32	2014 Annual Incentive Plan	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 27, 2014

*	10.33	Analogic 401(k) Plan (January 1, 2007 Restatement)	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

	10.34	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2013 Annual Incentive Plan	Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2012

*	10.35	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2012 Annual Incentive Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2011

*	10.36	Form of Notice to Executive Officers (who are Business Unit heads) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2011	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2011

*	10.37	Form of Notice to Executive Officers (at Vice President or higher level) regarding the Analogic Corporation Annual Incentive Plan for Fiscal Year 2011	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2010

*	10.38	Separation Agreement between Mr. Melson and the Company dated March 2, 2012	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2012

*	10.39	Employment Agreement between Ms. Consylman and the Company entered into on January 24, 2012.	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 27, 2012

*	10.40	Letter Agreement between Analogic Corporation and Mervat Faltas, dated March 31, 2010 and accepted and agreed to by Ms. Faltas on April 29, 2010	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2011

*	10.41	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007 and accepted and agreed to by Mr. Green on May 1, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007

*	10.42	Amendment, dated December 24, 2008, to the Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.43	Letter Agreement, dated as of November 23, 2007, between Analogic Corporation and Bernard M. Gordon	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2007

*	10.44	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2007

*	10.45	Amendment, dated December 24, 2008, to Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.46	Form of Change of Control Agreement for Certain Executive Officers of Analogic Corporation	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007

*	10.47	Incumbent Director Resignation Policy	Appendix C to the Company’s Definitive Proxy Statement dated November 28, 2008 for the Company’s Annual Meeting of Stockholders held January 26, 2009

*	10.48	Severance Plan for Management Employees, as Amended and Restated, effective as of December 31, 2008	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended January 31, 2009

*	10.49	Employment Agreement, dated June 8, 2009, between Analogic Corporation and Michael L. Levitz	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2009

	10.50	Stock Purchase Agreement dated as of November 1, 2005, between Analogic Corporation and Emageon Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005

	10.51	Credit Agreement by and among Analogic Corporation, the financial institutions identified therein as lenders, Sovereign Bank as Administrative Agent, and TD Bank, N.A., as Documentation Agent dated October 11, 2011.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2011

	10.52	Guaranty by Anadventure 3 Corporation in favor of the Lenders dated October 11, 2011.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2011

	10.53	Pledge Agreement between Analogic Corporation and Sovereign Bank over the shares and preferred equity certificates of Analogic Holding Luxembourg S.à.r.l.	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2011

	10.54	Pledge Agreement between Analogic Corporation and Sovereign Bank over all of the shares of capital stock or other equity interests of Ultrasonix Medical Corporation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 6, 2014

	10.55	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2015 Annual Incentive Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015

	10.56	Form of Annual Retainer Deferral Election	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2015

	10.57	Amended and Restated 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 11, 2015

*	10.58	Letter Agreement between Analogic Corporation and Michael Bourque, dated September 24, 2015 and accepted and agreed to by Mr. Bourque on September 24, 2015.

	21	List of Subsidiaries

	23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

	23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	101.INS	XBRL Instance Document.

**	101.SCH	XBRL Taxonomy Extension Schema Document.

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document.

**	101.LAB	XBRL Taxonomy Label Linkbase Document.

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document.

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement
**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 31, 2015 and July 31, 2014, (ii) Consolidated Statements of Operations for the years ended July 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended July 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended July 31, 2015, 2014, and 2013, and (vi) Notes to Consolidated Financial Statements.