Form 10-Q
period 2015-10-31
ANALOGIC CORP
filed 2015-12-09
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of November 30, 2015, there were 12,408,984 shares of common stock outstanding.

ANALOGIC CORPORATION

Form 10Q – Quarterly Report

For the Quarterly Period Ended October 31, 2015

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share data)

	October 31, 2015	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$130,506	$123,800
Accounts receivable, net of allowance for doubtful accounts of $1,237 and $1,220 as of October 31, 2015 and July 31, 2015, respectively	93,846	119,301
Inventory	144,639	132,712
Refundable and deferred income taxes	23,779	20,621
Other current assets	9,691	8,131
Total current assets	402,461	404,565
Property, plant, and equipment, net	105,292	106,299
Intangible assets, net	47,480	49,499
Goodwill	57,450	57,450
Deferred income taxes	4,991	5,308
Other assets	5,474	4,849
Total assets	$623,148	$627,970

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,764	$30,493
Accrued employee compensation and benefits	13,931	22,830
Accrued income tax	4,163	4,100
Accrued warranty	6,609	6,571
Accrued restructuring charges	3,200	580
Deferred revenue	5,144	5,200
Customer deposits	3,978	3,991
Other current liabilities	6,609	6,029
Total current liabilities	76,398	79,794

Long-term liabilities:
Accrued income taxes	2,565	2,531
Deferred income taxes	2,942	3,391
Other long-term liabilities	11,113	10,844
Total long-term liabilities	16,620	16,766

Guarantees, commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,420,761 shares issued and outstanding as of October 31, 2015; 30,000,000 shares authorized and 12,434,017 shares issued and outstanding as of July 31, 2015	620	621
Capital in excess of par value	142,692	140,538
Retained earnings	391,731	394,757
Accumulated other comprehensive loss	(4,913)	(4,506)
Total stockholders’ equity	530,130	531,410
Total liabilities and stockholders’ equity	$623,148	$627,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended October 31,
	2015	2014
Net revenue:
Product	$114,129	$116,935
Engineering	819	1,381
Total net revenue	114,948	118,316
Cost of sales:
Product	62,947	65,138
Engineering	1,062	1,179
Total cost of sales	64,009	66,317
Gross profit	50,939	51,999
Operating expenses:
Research and product development	17,239	17,369
Selling and marketing	15,233	15,509
General and administrative	13,196	14,222
Restructuring	3,283	(58)
Total operating expenses	48,951	47,042
Income from operations	1,988	4,957
Other income (expense), net	(458)	118
Income before income taxes	1,530	5,075
Provision for income taxes	154	1,421
Net income	$1,376	$3,654
Net income per common share:
Basic	$0.11	$0.29
Diluted	$0.11	$0.29
Weighted average shares outstanding:
Basic	12,427	12,407
Diluted	12,607	12,570
Dividends declared and paid per share	$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	October 31,
	2015	2014
Net income	$1,376	$3,654
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	(519)	(3,630)
Unrealized gain on foreign currency forward contracts, net of tax	112	-

Total other comprehensive loss, net of tax	(407)	(3,630)

Total comprehensive income	$969	$24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,376	$3,654
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(71)	603
Depreciation and amortization	5,648	5,651
Share-based compensation expense	2,382	2,592
Provision for excess and obsolete inventory	615	1,213
Excess tax benefit from share-based compensation	(68)	(180)
Provision for doubtful accounts, net of recovery	16	35
Gain on sale of property, plant and equipment	-	(35)
Net changes in operating assets and liabilities, exclusive of acquisition-related assets and liabilities:
Accounts receivable	25,401	19,554
Inventory	(12,794)	(13,485)
Other current assets	(2,239)	(620)
Accounts payable	2,250	(3,171)
Accrued liabilities	(7,453)	(791)
Deferred revenue	(54)	(1,884)
Customer deposits	(12)	(81)
Accrued income taxes	(1,604)	627
Other liabilities	298	328
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,691	14,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(2,820)	(2,665)
Acquisition of businesses, net of cash acquired	-	(1,600)
Purchases of marketable securities in Rabbi Trust under the Non-qualified Deferred Compensation Plan	-	(200)
Proceeds from the sale of property, plant, and equipment	-	127
NET CASH USED IN INVESTING ACTIVITIES	(2,820)	(4,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	1,194	152
Repurchase of common stock	(3,608)	(3,682)
Shares repurchased for taxes for vested employee restricted stock grants	(618)	(1,605)
Excess tax benefit from share-based compensation	68	180
Dividends paid to shareholders	(1,244)	(1,384)
NET CASH USED IN FINANCING ACTIVITIES	(4,208)	(6,339)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43	(1,430)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,706	1,903

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,800	114,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,506	$116,443

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2015, or fiscal year 2015, included in our Annual Report on Form 10-K as filed with the SEC on September 25, 2015. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States of America.

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

2. Recent Accounting Pronouncements

Recently adopted

Consolidation

In February 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” Update No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Update No. 2015-02 is effective for annual reporting periods ending after December 15, 2015, and for annual periods and interim periods thereafter. Early adoption is permitted. The update is effective for us beginning on August 1, 2015. The adoption of this update did not have a material impact on our consolidated financial statements.

Not yet effective

Cloud computing arrangements

In April 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which amends ASC 350, “Intangibles—Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. The provisions will be effective for us in the first quarter of our fiscal year ending July 31, 2017. Early adoption is not permitted. We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

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

The following table summarizes the final purchase price allocation based on estimates of the fair values of the separately identifiable assets acquired and liabilities assumed as of the acquisition date. There have been no significant adjustments to the purchase price allocation since the original estimates made in the period of acquisition.

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

The pro forma financial information for the three months ended October 31, 2015, including revenue and net income, is immaterial, and has not been separately presented.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Our top ten customers combined accounted for approximately 62% and 64% of our total net revenue for each of the three months ended October 31, 2015 and 2014, respectively. Set forth in the table below are customers which individually accounted for 10% or more of our net revenue.

	Three Months Ended
	October 31,
	2015	2014
Koninklijke Philips Electronics N.V., or Philips	13%	11%
Toshiba Corporation, or Toshiba	11%	13%
Siemens AG	14%	13%

The following table summarizes our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of October 31, 2015	As of July 31, 2015
L-3 Communications	10%	17%
Philips	13%	16%
Toshiba	10%	*

Note(*):	Total net accounts receivable due from customer was less than 10% in this period.

5. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

(in millions)	As of October 31, 2015	As of July 31, 2015
Raw materials	$70.3	$64.5
Work in process	42.6	46.0
Finished goods	31.8	22.2

Total inventory	$144.6	$132.7

A portion of our finished goods inventory is held by sales representatives, and is used in the field for both demonstration purposes and for sales to customers. During the quarter ended October 31, 2015, we modified our methodology for the valuation of demonstration inventory due to changes in how this inventory is being utilized. Previously, we provided a reserve for demonstration inventory over a four year period, until the point the inventory was either sold or disposed of. Beginning in the quarter ended October 31, 2015 and prospectively, demonstration inventory is valued by assessing its recoverability based on the age of the inventory and lower of cost or market considerations. A lower of cost or market reserve is recorded on demonstration inventory if based upon its age or our historical sales practices the utility of the inventory has declined below its carrying value. Once lower of cost or market reserves are recorded, they are not subsequently reversed, unless the inventory is sold or disposed of. We have applied this change in estimate prospectively, and the change in estimate did not result in a material impact to the historical or current period financial statements.

6. Goodwill and Intangible Assets

Goodwill

Analogic has goodwill balances of $57.5 million at both October 31, 2015 and July 31, 2015. We review periodically for impairment indicators and perform a formal goodwill impairment test in Q2 of each year.

Intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and trade names. The estimated useful lives for all of these intangible assets, excluding a trade name determined to have an indefinite life, range between 1 to 14 years. Indefinite-lived intangible assets consist of trade names acquired in business combinations. The carrying values of our indefinite-lived intangible assets were $7.6 million at both October 31, 2015 and July 31, 2015.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Intangible assets are summarized as follows:

		As of October 31, 2015			As of July 31, 2015
(in millions)	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years	$30.2	$13.1	$17.1	$30.2	$12.3	$17.9
Customer relationships	13 years	44.2	21.5	22.7	44.2	20.3	23.9
Trade names*	3 years	8.6	0.9	7.7	8.6	0.9	7.7
Total intangible assets		$83.0	$35.5	$47.5	$83.0	$33.5	$49.5

*	$7.6 million of trade names are indefinite-lived and $0.1 million are finite-lived trade names as of October 31, 2015 and July 31, 2015.

Amortization expense related to acquired intangible assets was $2.0 million and $2.2 million for the three months ended October 31, 2015 and 2014 respectively.

The estimated future amortization expense related to intangible assets for the five succeeding fiscal years is expected to be as follows:

(in millions)	Estimated Future Amortization Expense
Remaining 2016	$6.0
2017	7.2
2018	6.2
2019	5.0
2020	4.6
Thereafter	10.9

$39.9

We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2014 and concluded that there was no impairment.

7. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

The following table provides the assets and liabilities carried at fair value and measured on a recurring basis at October 31, 2015 and July 31, 2015:

	Fair Value Measurements at October 31, 2015
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$130.5	$130.5	$-	$-
Plan assets for deferred compensation	5.0	5.0	-	-
Total assets at fair value	$135.5	$135.5	$-	$-
Liabilities
Contingent consideration	$2.0	$-	$-	$2.0
Foreign currency forward contracts	0.4	-	0.4	-
Total liabilities at fair value	$2.4	$-	$0.4	$2.0

	Fair Value Measurements at July 31, 2015
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$123.8	$123.8	$-	$-
Plan assets for deferred compensation	4.3	4.3	-	-
Total assets at fair value	$128.1	$128.1	$-	$-
Liabilities
Contingent consideration	$2.0	$-	$-	$2.0
Foreign currency forward contracts	0.5	-	0.5	-
Total liabilities at fair value	$2.5	$-	$0.5	$2.0

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

In April 2010, we entered into an agreement with PocketSonics, Inc., or PocketSonics, a privately held ultrasound technology company based in Charlottesville, Virginia, which granted us an exclusive license to certain ultrasound technology owned or controlled by PocketSonics and a ten percent (10%) equity interest in PocketSonics. On September 20, 2013, we acquired all of the remaining stock of PocketSonics. The purchase price includes base consideration of $11.1 million paid in cash at closing, fair value of contingent consideration of $1.9 million, and revaluation of our initial equity investment. Please refer to Note 3. Business Combination in our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015, for more information on the acquisition of PocketSonics. The fair value of the contingent payments associated with the acquisition of PocketSonics was calculated utilizing 100% probability for the earn out associated with the Section 510(k) clearance obtained from the Food and Drug Administration, or FDA, on April 9, 2014 and the anticipation of commercial sales, as defined in the purchase agreement, in the fiscal year ending July 31, 2016, or fiscal year 2016. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics to its then current fair value and record changes in the fair value to the Consolidated Statements of Operations. Changes in contingent consideration result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There was no change in the fair value of our contingent consideration obligation during the three months ended October 31, 2015. As of October 31, 2015 and July 31, 2015 the fair value of the contingent consideration obligation was reported in Other long-term liabilities, in the Consolidated Balance Sheets.

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

As of October 31, 2015, we had forward contracts outstanding with notional amounts totaling $7.2 million. These contracts have been designated as cash flow hedges and the unrealized loss of $0.3 million, net of tax, on these contracts is reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. At October 31, 2015 and July 31, 2015 we had a derivative liability of $0.4 million and $0.5 million, respectively, included in other liabilities on our Consolidated Balance Sheets. Realized gains and losses on the cash flow hedges are recognized in our Consolidated Statements of Operations in the period when the payment of expenses is recognized. During the three months ended October 31, 2015, the realized loss on the cash flow hedges was $0.2 million, which was included in Cost of sales and Operating expenses in our Consolidated Statement of Operations. There were no outstanding hedges at October 31, 2014. We expect all contracts currently outstanding to settle as of July 31, 2016 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

9. Common Stock Repurchases

On June 2, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock. Repurchases under this program will be funded by our available cash. The repurchase program does not have a fixed expiration date. During the three months ended October 31, 2015, we repurchased and retired 43,623 shares of common stock under this repurchase program for $3.6 million, at an average purchase price of $82.63 per share. The cumulative shares that were repurchased and retired under the program were 238,917 shares of common stock for $18.9 million at an average purchase price of $79.09 per share.

10. Accumulated Other Comprehensive Income

Components of comprehensive (loss) income include net income and certain transactions that have generally been reported in the Consolidated Statements of Changes in Stockholders’ Equity. Other comprehensive (loss) income consists of reported foreign currency translation gains and losses (net of taxes), actuarial gains and losses on pension plan assets (net of taxes), and changes in the unrealized value on foreign currency forward contracts (net of taxes). Deferred taxes are not provided on cumulative translation adjustments where we expect earnings of a foreign subsidiary to be indefinitely reinvested. The income tax effect of currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes with an offset to other comprehensive (loss) income.

The following table summarizes components of Accumulated other comprehensive (loss) income for the three months ended October 31, 2015:

(in millions)	Unrealized Gain on Foreign Currency Forward Contracts	Unrealized Losses on Pension Plan	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of July 31, 2015	$(0.4)	$(3.0)	$(1.1)	$(4.5)
Pre-tax change before reclassification to earnings	-	-	(0.5)	(0.5)
Amount reclassed to earnings	0.2	-	-	0.2
Income tax provision	(0.1)	-	-	(0.1)
Balance as of October 31, 2015	$(0.3)	$(3.0)	$(1.6)	$(4.9)

The ineffective portion of the unrealized losses on foreign currency forward contracts and unrealized gains or losses on currency translation adjustment are included in other expense, net on our Consolidated Statements of Operations.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

11. Share-based Compensation

The following table presents share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended October 31,
(in millions)	2015	2014
Cost of product sales	$0.2	$0.2
Cost of engineering sales	-	-
Research and product development	0.5	0.7
Selling and marketing	0.4	0.3
General and administrative	1.3	1.4
Total share-based compensation expense before tax	2.4	2.6
Income tax effect	(0.7)	(0.8)
Share-based compensation expense included in net income	$1.7	$1.8

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

No stock options were granted during the three months ended October 31, 2015. The fair value of each option granted during the three months ended October 31, 2014 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

Three Months Ended October 31,
2014
Expected option term in years (1)	5.31
Expected volatility (2)	29.3%
Risk-free interest rate (3)	1.83%
Expected annual dividend yield (4)	0.56%
Weighted average grant date fair value	$19.95

(1)	The expected option term was estimated using historical data.
(2)	The expected volatility for each grant is determined based on the review of the average of historical daily price changes of our common stock over the expected option term.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

The total intrinsic value of options exercised during the three months ended October 31, 2015 and 2014 was $0.3 million and $0.1 million, respectively.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

For our relative total shareholder return, or TSR, performance-based awards, which are based on market performance of our stock as compared to an industry peer group, the compensation cost is amortized over the performance period on a straight-line basis net of forfeitures, because the awards vest only at the end of the measurement period and the probability of actual shares expected to be earned is considered in the grant date valuation. As a result, the expense is not adjusted to reflect the actual shares earned. We estimate the fair value of the TSR performance-based awards using the Monte-Carlo simulation model.

We granted 23,050 and 27,065 TSR performance-based awards and 30,124 and 34,850 non-GAAP EPS performance-based awards during the three months ended October 31, 2015 and October 31, 2014, respectively. The fair value of our non-GAAP EPS performance-based awards was estimated using the quoted closing price of our common stock on the date of grant. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	Three Months Ended October 31,
	2015	2014
Stock price (1)	$84.23	$71.09
Expected volatility (2)	26.4%	29.4%
Risk-free interest rate (3)	1.03%	1.01%
Expected annual dividend yield (4)	0.00%	0.00%
Weighted average grant date fair value of time-based restricted stock awards	$84.20	$71.09
Weighted average grant date fair value of performance based restricted stock awards	$98.66	$78.25

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the performance period.
(4)	Dividends are considered reinvested when calculating TSR. The dividend yield is therefore considered to be 0%.

The total fair value of RSU’s that vested during the three months ended October 31, 2015 and 2014 was $2.0 million and $5.2 million, respectively.

As of October 31, 2015, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $16.7 million. This cost will be recognized over an estimated weighted average amortization period of 1.6 years and assumes target performance for the non-GAAP EPS performance-based RSU’s.

12. Restructuring Charges

Fiscal Year 2016 Restructuring Plan

On September 16, 2015, we announced our fiscal year 2016 restructuring plan. This plan includes the transition of certain manufacturing activities from our Peabody, Massachusetts location to our existing facility in Shanghai, China, and a reduction in force in order to align our research and development investment with expected customer funding. We expect to incur a restructuring charge of approximately $10.1 million under this plan in fiscal year 2016. Restructuring costs are primarily attributable to employee related costs, with other costs attributable to the relocation of existing equipment and project management costs. We incurred pre-tax charges of $3.3 million during the quarter ended October 31, 2015, primarily relating to severance and personnel related costs for terminated employees. We expect that the restructuring plan will be substantially completed during fiscal year 2016.

Fiscal Year 2014 Restructuring Plan

During the fourth quarter of our fiscal year ended July 31, 2014, we implemented our fiscal year 2014 restructuring plan to improve our operational effectiveness in Peabody, Massachusetts and leverage core competencies better across the business. We incurred pre-tax charges of $2.9 million from the time that we implemented the plan during the fourth quarter of fiscal year 2014 through October 31, 2015, primarily relating to severance and personnel related costs for involuntarily terminated employees. We expect that the restructuring plan will be substantially completed during fiscal year 2016.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Fiscal Year 2013 Restructuring Plan

In May 2013, we announced our fiscal year ended July 31, 2013, or fiscal year 2013, restructuring plan and incurred pre-tax charges of $4.1 million through October 31, 2015, primarily relating to severance and personnel related costs of terminated employees, facility exit costs for the closure of our Ultrasonix sales subsidiary in Paris, France, and the closure of our ultrasound transducer operation in Englewood, Colorado as we consolidate our transducer operations in State College, Pennsylvania. This plan also includes activities to consolidate manufacturing and certain support functions currently conducted in our Ultrasonix facility in Vancouver, Canada with our other facilities, as well as optimization of our operations in Montreal, Canada and Peabody, Massachusetts. We expect that the restructuring plan will be completed in fiscal year 2016 when the lease on the Englewood, Colorado facility has been settled.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Current Period Activity

The following table summarizes accrued restructuring activities for the three months ended October 31, 2015:

(in millions)	Employee Severance and Benefits (A)	Facility Exit Costs (B)	Other Restructuring Costs (A)	Total
Balance at July 31, 2015	$0.2	$0.4	$-	$0.6
Restructuring charge	3.2	-	0.1	3.3
Cash payments	(0.5)	(0.1)	(0.1)	(0.7)
Balance at October 31, 2015	$2.9	$0.3	$-	$3.2

(A)	Activity during the period pertains to the 2014 and 2016 Restructuring Plans.
(B)	All activity during the period pertains to the 2013 Restructuring Plan.

The following table summarizes accrued restructuring activities for the three months ended October 31, 2014:

(in millions)	Employee Severance and Benefits (A)	Facility Exit Costs (B)	Acquisition Related Charges (B)	Total
Balance at July 31, 2014	$2.9	$0.8	$0.1	$3.8
Adjustments	-	(0.1)	-	(0.1)
Cash payments	(0.9)	(0.1)	(0.1)	(1.1)
Balance at October 31, 2014	$2.0	$0.6	$-	$2.6

(A)	All activity during the period pertains to the 2014 Restructuring Plan.
(B)	All activity during the period pertains to the 2013 Restructuring Plan.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Three Months Ended October 31,
(in millions)	2015	2014
Medical Imaging	$2.0	$-
Ultrasound	0.7	(0.1)
Security and Detection	0.6	-
Total restructuring and related charges	$3.3	$(0.1)

Accrued restructuring charges are classified on the Consolidated Balance Sheets in the Current Liabilities section.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

Basic and diluted net income per share are calculated as follows:

	Three Months Ended October 31,
(in millions, except per share data and share data in thousands)	2015	2014
Net income	$1.4	$3.7
Weighted average number of common shares outstanding-basic	12,427	12,407
Effect of dilutive securities:
Stock options and restricted stock units	181	163
Weighted average number of common shares outstanding-diluted	12,607	12,570
Basic net income per share	$0.11	$0.29
Diluted net income per share	$0.11	$0.29
Anti-dilutive shares related to outstanding stock options and unvested restricted stock (A)	154	255

(A)	These shares related to outstanding stock options and unvested restricted stock were not included in our calculations of diluted earnings per share, as the effect of including them would be anti-dilutive.

14. Income Taxes

The following table presents the provision for income taxes and our effective tax rate for the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
(in millions except percentages)	2015	2014
Provision for income taxes	$0.2	$1.4
Effective tax rate	10%	28%

The effective income tax rate on operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended October 31, 2015 is lower than the statutory rate of 35% primarily due to income generated outside the United States in countries with lower tax rates, and tax credits in Canada. The tax provision for the three months ended October 31, 2015 includes discrete tax benefits totaling $0.2 million.

Our effective tax rate for the three months ended October 31, 2014 was lower than the statutory rate of 35% due primarily to income generated outside the United States in countries which carry lower tax rates.

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of October 31, 2015, we have concluded all U.S. Federal income tax matters through the year ended July 31, 2011.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At October 31, 2015 and July 31, 2015, we had approximately $0.3 million accrued for interest and penalties on unrecognized tax benefits.

At October 31, 2015, we had $4.7 million of unrecognized tax benefits for uncertain tax positions and $0.3 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

•

Security and Detection, includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in the checked baggage screening at airports worldwide as well as DNA scanning systems.

The tables below present information about our reportable segments:

	Three Months Ended October 31,
(in millions)	2015	2014
Product revenue:
Medical Imaging	$64.3	$66.3
Ultrasound	36.5	37.3
Security and Detection	13.3	13.3
Total product revenue	$114.1	$116.9
Engineering revenue:
Medical Imaging	$0.6	$0.4
Ultrasound	0.2	0.5
Security and Detection	-	0.5
Total engineering revenue	$0.8	$1.4
Net revenue:
Medical Imaging	$64.9	$66.7
Ultrasound	36.7	37.8
Security and Detection	13.3	13.8
Total net revenue	$114.9	$118.3
Income from operations:
Medical Imaging (A)	$6.2	$7.4
Ultrasound (B)	(4.4)	(3.0)
Security and Detection (C )	0.2	0.6
Total income from operations	2.0	5.0
Total other income (expense), net	(0.5)	0.1
Income before income taxes	$1.5	$5.1

(in millions)	As of October 31, 2015	As of July 31, 2015
Identifiable assets by segment:
Medical Imaging	$187.7	$196.2
Ultrasound	225.7	224.5
Security and Detection	46.3	50.9
Total reportable segment assets	459.7	471.6
Corporate assets (D)	163.4	156.4
Total assets	$623.1	$628.0

	As of	As of
	October 31,	July 31,
(in millions)	2015	2015
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	55.1	55.1
Security and Detection (E)	0.5	0.5
Total goodwill	$57.5	$57.5

(A)	Includes restructuring charges of $2 million and $(0.2) million for October 31, 2015 and July 31, 2015, respectively.
(B)	Includes restructuring charges of $0.7 million and $(0.1) million for October 31, 2015 and July 31, 2015, respectively.
(C)	Includes restructuring charges of $0.6 million and $(0.1) million for October 31, 2015 and July 31, 2015, respectively.
(D)	Includes cash and cash equivalents of $86.2 million and $86.2 million as of October 31, 2015 and July 31, 2015, respectively.
(E)	Includes goodwill related to the Pathfinder acquisition as described in Note 3, Business Combinations.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

16. Guarantees, Commitments and Contingencies

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2015.

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

The following table presents our product warranty liability as of October 31, 2015 and October 31, 2014:

(in millions)	As of October 31, 2015	As of October 31, 2014
Beginning balance	$6.6	$6.0
Provision	0.5	1.3
Settlements made in cash or in kind during the period	(0.5)	(1.1)
Ending balance	$6.6	$6.2

At October 31, 2015 and July 31, 2015, we had deferred revenue for extended product warranty contracts of $5.0 million and $5.3 million, respectively.

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

Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $150.0 million in aggregate. We are the sole borrower under the Credit Agreement. The obligations under the credit facility are guaranteed by our material domestic subsidiaries and are supported by a pledge of 65% of the capital stock and equity equivalents of our principal international subsidiary, Analogic Holding Luxembourg S.a.r.l.

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

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in millions, except share and per share data)

As of October 31, 2015 our leverage ratio was 0.004:1.00 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of October 31, 2015, we were in full compliance with all financial and operating covenants contained in the Credit Agreement.

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

As of October 31, 2015 and July 31, 2015, we had approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings. We did not have any borrowing outstanding under these credit facilities at October 31, 2015 and July 31, 2015.

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

Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC, DOJ, and Danish Government have substantially completed their investigation into the transactions at issue. We are continuing our discussions with the SEC and have commenced discussions with the DOJ and Danish Government concerning a possible resolution of these matters. During the three months ended July 31, 2015, we accrued a $1.6 million charge in connection with a settlement proposal that we made to the SEC, which proposal was rejected by the SEC. In the first quarter of fiscal 2016, the SEC and DOJ made separate settlement proposals that would include payments in the aggregate amount of approximately $15 million. We are uncertain whether the Danish Government will seek to impose sanctions or penalties against us. We further believe that, under Danish law, amounts paid to the SEC and/or the DOJ would be taken into account in determining penalties that may be sought by the Danish Government. There can be no assurance that we will enter into any settlement with the SEC, the DOJ or the Danish Government, and the cost of any settlements or other resolutions of these matters could materially exceed our accruals. During the three months ended October 31, 2015 and 2014, we incurred inquiry-related costs of approximately $0.03 million and $0.8 million, respectively, in connection with this matter.

17. Subsequent Events

We declared a dividend of $0.10 per share of common stock on December 3, 2015, which will be paid on January 4, 2016 to stockholders of record on December 8, 2015.

On November 23, 2015, we entered into a five-year unsecured revolving credit agreement, which we refer to as the “2015 Credit Agreement”, with five banks for which JP Morgan Chase Bank acts as Administrative Agent. The 2015 Credit Agreement provides $100.0 million in available credit and expires on November 23, 2020, when all outstanding borrowings will be payable in full. The amount of available credit can be increased under specified circumstances by an additional $100.0 million, or $200.0 million in aggregate. Any amounts borrowed under the credit facility may be repaid before maturity in whole or in part at our option without penalty. The Credit Agreement replaces the $100.0 million credit facility with Santander Bank which was entered into on October 11, 2011.

In connection with the entering into the 2015 Credit Agreement, the Company incurred approximately $0.33 million of transaction related costs, which are being expensed over the five-year life of the credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ materially from the projected results. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal year 2015 as filed with the U.S. Securities and Exchange Commission, or SEC on September 25, 2015 for a discussion of the primary risks and uncertainties known to us.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended October 31, 2015 and 2014 represent the first quarters of fiscal years 2016 and 2015, respectively.

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

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery (including robotic assisted surgery), anesthesia and point-of-care markets.

•	Security and Detection, includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in checked baggage screening at airports worldwide.

Financial Results

The following table summarizes our financial results:

	Three Months Ended October 31,		Percentage Change
(in millions, except per share amounts and percentages)	2015	2014
Total net revenues	$114.9	$118.3	-3%
Gross profit	$50.9	$52.0	-2%
Gross margin	44.3%	44.0%
Income from operations	$2.0	$5.0	-60%
Operating margin	1.7%	4.0%
Net income	$1.4	$3.7	-62%
Diluted net income per share	$0.11	$0.29	-62%

Outlook

We expect overall fiscal year revenue to grow in the low-single digits. We expect fiscal 2016 revenues in our Medical Imaging segment to be approximately flat compared to fiscal 2015. We also expect fiscal year revenues in our Ultrasound segment to grow mid-single digits, with growth in ultrasound systems sales partially offset by lower sales of legacy OEM probes. Revenues in our Security and Detection segment are expected to flat to slightly down principally due to timing of market adoption and customer payment delays associated with our Rapid DNA systems. We expect continued operating margin improvement compared to fiscal 2015.

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015.

Results of Operations

Three months ended October 31, 2015 compared to the three months ended October 31, 2014

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	Three Months Ended October 31,		Percentage Change

(in millions except percentages)	2015	2014
Medical Imaging	$64.3	$66.3	-3%
Ultrasound	36.5	37.3	-2%
Security and Detection	13.3	13.3	0%
Total product revenue	$114.1	$116.9	-2%

Medical Imaging

During the three months ended October 31, 2015, our Medical Imaging revenue decreased by 3% versus the prior year comparable period due to the timing of OEM orders and shipments.

Ultrasound

During the three months ended October 31, 2015, our Ultrasound revenue decreased by 2%, versus the prior year comparable period primarily due to timing of orders in North America, unfavorable impact from changes in foreign currency in Europe, and decreased customer demand of OEM Ultrasound transducers partially offset by increases in Asia.

Security and Detection

During the three months ended October 31, 2015, our Security and Detection revenue was consistent with the prior year comparable period.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	Three Months Ended October 31,		Percentage Change

(in millions except percentages)	2015	2014
Medical Imaging	$0.6	$0.4	50%
Ultrasound	0.2	0.5	-60%
Security and Detection	-	0.5	-100%
Total engineering revenue	$0.8	$1.4	-43%

The change in engineering revenue for the three months ended October 31, 2015 versus the prior year comparable period was primarily due to timing of work done on customer-funded engineering projects in all three of our reported segments.

Customer-funded engineering projects in each of the segments can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	Three Months Ended October 31,		Percentage Change
(in millions except percentages)	2015	2014
Product gross profit	$51.2	$51.8	-1%
Product gross margin	44.8%	44.3%

The increase in product gross margin during the three months ended October 31, 2015 versus the prior year comparable period was primarily due to favorable pricing and product mix, and favorable absorption variances, which were partially offset by unfavorable foreign exchange.

Engineering gross margin

Engineering gross margin is summarized as follows:

	Three Months Ended October 31,		Percentage Change
(in millions except percentages)	2015	2014
Engineering gross profit	$(0.2)	$0.2	-200%
Engineering gross margin	-29.7%	13.1%

The decrease in the engineering gross margin during the three months ended October 31, 2015 versus the prior year comparable period was due to the mix of engineering projects and an increase in the estimated costs associated with an engineering project.

Operating expenses

Operating expenses are summarized as follows:

	Three Months Ended October 31,		Percentage Change	Percentage of Net Revenue
(in millions except percentages)	2015	2014		2015	2014
Research and product development	$17.2	$17.4	-1%	15%	15%
Selling and marketing	15.2	15.5	-2%	13%	13%
General and administrative	13.2	14.2	-7%	11%	12%
Restructuring	3.3	(0.1)	3400%	3%	0%
Total operating expenses	$48.9	$47.0	4%	43%	40%

Operating expenses for the three months ended October 31, 2015 increased by $1.9 million, or 4%, versus the prior year comparable period.

Research and product development expenses related to internally funded projects remained relatively flat during the three months ended October 31, 2015 versus the prior year comparable period.

Selling and marketing expenses decreased by $0.3 million during the three months ended October 31, 2015 versus the prior year comparable period primarily due to lower incentive compensation and related sales costs associated with decreased revenues, and due to a decrease in write-offs of demo equipment.

General and administrative expenses decreased by $1.0 million during the three months ended October 31, 2015 versus the prior year comparable period primarily due to legal fees.

Restructuring expenses increased by $3.4 million during the three months ended October 31, 2015, versus the prior year comparable period, primarily due to expenses related to the Fiscal Year 2016 Restructuring Plan. Please refer to Note 12. Restructuring Charges for more information on the Fiscal Year 2016 Restructuring Plan.

Other income, net

Other income, net is summarized as follows:

	Three Months Ended October 31,
(in millions)	2015	2014
Interest income, net	$-	$0.1
Other, net	(0.5)	-
Total other expense, net	$(0.5)	$0.1

Other income, net during the three months ended October 31, 2015 and 2014 was predominantly due to foreign currency exchange gains (losses) from our foreign subsidiaries.

Provision for income taxes

The following table presents the provision for income taxes and our effective tax rate for the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
(in millions except percentages)	2015	2014
Provision for income taxes	$0.2	$1.4
Effective tax rate	10%	28%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended October 31, 2015 is lower than the statutory rate of 35% primarily due to income generated outside the United States in countries with lower tax rates, and tax credits in Canada. The tax provision for the three months ended October 31, 2015 includes discrete tax benefits totaling $0.2 million.

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

Net income and diluted net income per share

Net income and diluted net income per share are summarized as follows:

	Three Months Ended October 31,
(in millions except percentages)	2015	2014
Net income	$1.4	$3.7
% of net revenue	1%	3%
Diluted net income per share from operations	$0.11	$0.29

The decrease in net income and diluted net income per share for the three months ended October 31, 2015 versus the prior year comparable period was primarily due to lower revenues and higher operating expenses including the 2016 restructuring charge.

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

(in millions)	As of October 31, 2015	As of July 31, 2015	Percentage Change
Cash and cash equivalents (A)	$130.5	$123.8	5%
Working capital	$326.1	$324.8	0%
Stockholders’ equity	$530.1	$531.4	0%

(A)	Includes approximately $42.4 million and $37.8 million of cash and cash equivalents held outside the U.S. at October 31, 2015 and July 31, 2015, respectively.

The increase in cash and cash equivalents from July 31, 2015 to October 31, 2015 was primarily due to net income of $1.4 million and the collection of accounts receivable of $25.4 million, which was partially offset by increases in our inventory of $12.8 million, repurchases of common stock of $3.6 million, as well as purchases of property, plant and equipment of $2.8 million. The increase in working capital from July 31, 2015 to October 31, 2015 was related primarily to an increase in inventory of $11.9 million, an increase in refundable and deferred income taxes of $3.2 million, a decrease in accrued liabilities of $5.6 million, offset by a decrease in accounts receivable of $25.4 million. The decrease in stockholder’s equity from July 31, 2015 to October 31, 2015 was primarily driven by stock repurchases of $3.6 million and dividends declared of $1.2 million, partially offset by the issuance of common stock amounting to $1.2 million, associated with share-based compensation.

Cash and cash equivalents at October 31, 2015 and July 31, 2015 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at October 31, 2015 and July 31, 2015 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	Three Months Ended October 31,		Percentage Change
(in millions, except percentages)	2015	2014
Net cash provided by operating activities	$13.7	$14.0	-2%
Net cash used in investing activities	(2.8)	(4.3)	-35%
Net cash used in financing activities	(4.2)	(6.4)	-34%
Effect of exchange rate changes on cash	-	(1.4)	-100%
Net increase in cash and cash equivalents	$6.7	$1.9	253%

Operating activities

The cash flows provided by operating activities during the three months ended October 31, 2015 primarily reflects our net income of $1.4 million, as well as collections of accounts receivable, which decreased by $25.4 million. This was partially offset by an increase in inventory of $12.6 million to support growing demand and new product launches in fiscal year 2016.

The cash flows provided by operating activities during the three months ended October 31, 2014 primarily reflects our net income of $3.7 million as well as collections of accounts receivable, which decreased by $19.6 million. This was partially offset by an increase in inventory of $13.5 million to support new product launches in fiscal year 2015.

Investing activities

The net cash used in investing activities during the three months ended October 31, 2015 was driven by purchases of property, plant and equipment of $2.8 million.

The net cash used by investing activities during the three months ended October 31, 2014 was primarily driven by purchases of property, plant and equipment of $2.7 million as well as the acquisition of Pathfinder for $1.6 million.

Financing activities

The net cash used in financing activities during the three months ended October 31, 2015 primarily reflected $3.6 million used to repurchase common stock, $1.2 million of dividends paid to stockholders and $0.6 million used for shares surrendered for taxes paid related to vested employee restricted stock. This was partially offset by proceeds from the issuance of common stock amounting to $1.2 million associated with share-based compensation.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Our contractual obligations at October 31, 2015, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

(in millions)	Total	Remaining 2016	2017	2018	2019	2020	Thereafter
Operating leases	$7.6	$2.2	$2.3	$1.5	$0.9	$0.6	$0.1
Purchase obligations	42.7	35.7	6.0	1.0	-	-	-
Pension	4.6	0.3	0.3	0.3	0.4	0.4	2.9
Total contractual obligations	$54.9	$38.2	$8.6	$2.8	$1.3	$1.0	$3.0

Financing Arrangements

On October 11, 2011, we entered into a five-year, revolving credit agreement, or Credit Agreement with the financial institutions identified therein as lenders, which included Santander Bank, TD Bank, N.A., and HSBC Bank USA, National Association. The Credit Agreement provides $100.0 million in available credit and expires on October 10, 2016, when all outstanding borrowings will be payable in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty. We did not have any borrowings outstanding under this Credit Agreement as of October 31, 2015. Please refer to Note 16. Guarantees, Commitments and Contingencies for more information on the Credit Agreement.

As of October 31, 2015, we also have approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings.

Contingent Consideration

In connection with the acquisition of PocketSonics, as of October 31, 2015, we recorded a contingent consideration obligation of $2.0 million. Please refer to Note 7. Fair Value Measurements for more information.

Tax Related Obligations

We have $4.7 million of unrecognized tax benefits for uncertain tax positions and $0.3 million of related accrued interest and penalties as of October 31, 2015. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 14. Income Taxes to our consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the

U.S. Department of Justice, or DOJ, and the SEC, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC, DOJ and Danish Government have substantially completed their investigation into the transactions at issue. We are continuing our discussions with the SEC and have commenced discussions with the DOJ and the Danish Government concerning a possible resolution of these matters. During the three months ended July 31, 2015, we accrued a $1.6 million charge in connection with a settlement proposal that we made to the SEC, which proposal was rejected by the SEC. In the first quarter of fiscal 2016, the SEC and DOJ made separate settlement proposals that would include payments in the aggregate amount of approximately $15 million. We are uncertain whether the Danish Government will seek to impose sanctions or penalties against us. We further believe that, under Danish law, amounts paid to the SEC and/or the DOJ would be taken into account in determining penalties that may be sought by the Danish Government. There can be no assurance that we will enter into any settlement with the SEC, the DOJ or the Danish Government, and the cost of any settlements or other resolutions of these matters could materially exceed our accruals. During the three months ended October 31, 2015 and 2014, we incurred inquiry-related costs of approximately $0.03 million and $0.8 million, respectively, in connection with this matter.

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

A portion of our finished goods inventory is held by sales representatives, and is used in the field for both demonstration purposes and for sales to customers. During the quarter ended October 31, 2015, we modified our methodology for the valuation of demonstration inventory due to changes in how this inventory is being utilized. Previously, we provided a reserve for demonstration inventory over a four year period, until the point the inventory was either sold or disposed of. Beginning in the quarter ended October 31, 2015 and prospectively, demonstration inventory is valued by assessing its recoverability based on the age of the inventory and lower of cost or market considerations. A lower of cost or market reserve is recorded on demonstration inventory if based upon its age or our historical sales practices the utility of the inventory has declined below its carrying value. Once lower of cost or market reserves are recorded, they are not subsequently reversed, unless the inventory is sold or disposed of. We have applied this change in estimate prospectively, and the change in estimate did not result in a material impact to the historical or current period financial statements.

For a detailed discussion of our critical accounting policies, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 44, in our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015. Those policies and the estimates involved in their application relate to revenue recognition, inventory write-down, share-based compensation, warranty reserves, business combinations, and impairment of goodwill and indefinite lived intangible assets, income tax contingencies, and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015. There have been no material changes during the three months ended October 31, 2015 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of October 31, 2015, please refer to Note 16. Guarantees, Commitments and Contingencies to our consolidated financial statements included in this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended October 31, 2015:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
8/1/2015-8/31/2015	15,389	$80.15	15,309	$13,476
9/1/2015-9/30/2015	21,058	$82.90	14,045	$12,312
10/1/2015-10/31/2015	14,499	$85.01	14,269	$11,098

Total	50,946	$82.63	43,623	$11,098

(1)	Includes 7,323 shares, consisting of 80 shares, 7,013 shares and 230 shares of our common stock, surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in August, September and October 2015, respectively.
(2)	During the first quarter of fiscal year 2016, we repurchased 43,623 shares of our common stock in open-market transactions for $3.6 million at an average purchase price of $82.63 per share. These shares were purchased pursuant to a repurchase program authorized by our board of directors that was announced on June 2, 2014 to repurchase up to $30 million of our common stock. The repurchase program does not have a fixed expiration date.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 9, 2015	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2015	/s/ Mark Frost
Mark Frost Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2016 Annual Incentive Plan

10.2	Form of Director Annual Stock Retainer and Annual Retainer Deferral Election under Amended and Restated Employee Stock Purchase Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2015 and July 31, 2015, (ii) Consolidated Statements of Operations for the Three Months Ended October 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended October 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.