Form 10-Q
period 2016-01-31
ANALOGIC CORP
filed 2016-03-03
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of February 25, 2016, there were 12,418,040 shares of common stock outstanding.

ANALOGIC CORPORATION

Form 10Q – Quarterly Report

For the Quarterly Period Ended January 31, 2016

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share data)

	January 31,	July 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$120,067	$123,800
Accounts receivable, net of allowance for doubtful accounts of $1,189 and $1,220 as of January 31, 2016 and July 31, 2015, respectively	95,239	119,301
Inventory	149,685	132,712
Income tax receivable	15,241	12,634
Other current assets	9,775	8,131

Total current assets	390,007	396,578

Property, plant, and equipment, net	103,565	106,299
Intangible assets, net	49,577	49,499
Goodwill	73,791	57,450
Deferred income taxes	12,350	9,904
Other assets	5,868	4,849

Total assets	$635,158	$624,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,115	$30,493
Accrued employee compensation and benefits	14,107	22,830
Accrued income taxes	2,676	4,100
Accrued warranty	6,609	6,571
Accrued restructuring charges	4,671	580
Deferred revenue	4,713	5,200
Customer deposits	4,001	3,991
Other current liabilities	21,900	6,029

Total current liabilities	88,792	79,794

Long-term liabilities:
Accrued income taxes	4,091	2,531
Other long-term liabilities	21,001	10,844

Total long-term liabilities	25,092	13,375

Guarantees, commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,410,487 shares issued and outstanding as of January 31, 2016; 30,000,000 shares authorized and 12,434,017 shares issued and outstanding as of July 31, 2015	620	621
Capital in excess of par value	144,048	140,538
Retained earnings	384,325	394,757
Accumulated other comprehensive loss	(7,719)	(4,506)

Total stockholders’ equity	521,274	531,410

Total liabilities and stockholders’ equity	$635,158	$624,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Net revenue:
Product	$125,938	$131,272	$240,067	$248,207
Engineering	1,931	2,673	2,750	4,054

Total net revenue	127,869	133,945	242,817	252,261

Cost of sales:
Product	68,123	74,077	131,070	139,215
Engineering	967	2,375	2,029	3,554

Total cost of sales	69,090	76,452	133,099	142,769

Gross profit	58,779	57,493	109,718	109,492

Operating expenses:
Research and product development	16,566	16,425	33,805	33,794
Selling and marketing	15,249	15,846	30,482	31,355
General and administrative	22,308	13,073	35,504	27,295
Restructuring	3,147	(152)	6,430	(210)

Total operating expenses	57,270	45,192	106,221	92,234

Income from operations	1,509	12,301	3,497	17,258
Other (expense), net	(3,507)	(169)	(3,965)	(51)

(Loss) Income before income taxes	(1,998)	12,132	(468)	17,207
Provision for income taxes	987	2,302	1,141	3,723

Net (loss) income	$(2,985)	$9,830	$(1,609)	$13,484

Net (loss) income per common share:
Basic	$(0.24)	$0.79	$(0.13)	$1.09
Diluted	$(0.24)	$0.78	$(0.13)	$1.07
Weighted average shares outstanding:
Basic	12,418	12,378	12,422	12,393
Diluted	12,418	12,558	12,422	12,588
Dividends declared and paid per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Net (loss) income	$(2,985)	$9,830	$(1,609)	$13,484
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax	(2,729)	(6,744)	(3,248)	(10,374)
Unrecognized gain on pension benefits, net of tax	50	—	50	—
Unrealized loss on foreign currency forward contracts, net of tax	(127)	(434)	(15)	(434)

Total other comprehensive loss, net of tax	(2,806)	(7,178)	(3,213)	(10,808)

Total comprehensive (loss) income	$(5,791)	$2,652	$(4,822)	$2,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,609)	$13,484
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(2,319)	2,740
Depreciation and amortization	11,281	11,461
Share-based compensation expense	4,209	5,015
Provision for excess and obsolete inventory	1,943	2,992
Excess tax benefit from share-based compensation	(220)	(446)
Change in fair value of contingent consideration	—	(62)
Provision for doubtful accounts, net of recovery	(32)	193
Gain on sale of property, plant and equipment	(12)	(111)
Net changes in operating assets and liabilities, exclusive of acquisition-related assets and liabilities:
Accounts receivable	22,945	9,221
Inventory	(20,074)	(14,629)
Other current assets	(1,720)	(515)
Accounts payable	(1,394)	(7,022)
Accrued liabilities	9,866	(1,841)
Deferred revenue	(686)	(2,344)
Customer deposits	11	816
Accrued income taxes	(3,566)	182
Other liabilities	226	176

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,849	19,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,521)	(4,866)
Acquisition of businesses, net of cash acquired	(8,048)	(1,600)
Purchases of marketable securities in Rabbi Trust under the Non-qualified Deferred Compensation Plan	—	(200)
Proceeds from the sale of property, plant, and equipment	60	220

NET CASH USED IN INVESTING ACTIVITIES	(12,509)	(6,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	2,294	3,588
Repurchase of common stock	(7,236)	(6,961)
Shares repurchased for taxes for vested employee restricted stock grants	(1,708)	(1,661)
Excess tax benefit from share-based compensation	220	446
Dividends paid to shareholders	(2,487)	(2,624)
Cash paid for financing cost	(458)	—

NET CASH USED IN FINANCING ACTIVITIES	(9,375)	(7,212)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(698)	(4,029)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,733)	1,623
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,800	114,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,067	$116,163

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

Basis of Presentation

Our unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission, or SEC, for quarterly reports on Form 10-Q. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We report our financial condition and results of operations on a fiscal year basis ending on July 31st of each year. The three months ended January 31, 2016 and 2015 represent the second quarters of fiscal years 2016 and 2015, respectively.

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

2. Recent Accounting Pronouncements

Recently adopted

Classification of deferred taxes

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We elected early adoption of ASU 2015-17 during our second quarter of fiscal year 2016 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our July 31, 2015 Consolidated Balance Sheets, which decreased refundable and deferred income taxes by $8.0 million, increased noncurrent deferred tax assets by $4.6 million and decreased noncurrent deferred tax liabilities by $3.4 million.

Consolidation

In February 2015, the FASB, issued Accounting Standards Codification, or ASC, Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASC Update No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASC Update No. 2015-02 is effective for annual reporting periods ending after December 15, 2015, and for annual periods and interim periods thereafter. Early adoption is permitted. The update was effective for us beginning on August 1, 2015. The adoption of this update did not have a material impact on our consolidated financial statements.

Not yet effective

Cloud computing arrangements

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which amends ASC 350, “Intangibles—Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. The provisions will be effective for us in the first quarter of our fiscal year ending July 31, 2017. Early adoption is not permitted. We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard requires management to evaluate an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and should be applied on a prospective basis. Early adoption is permitted. The provisions will be effective for us in the first quarter of our fiscal year ending July 31, 2017. We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

Revenue from contracts with customers

In May 2014, the FASB issued an update which provides guidance for revenue recognition. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition requirements and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update should be applied either on a retrospective or modified retrospective basis. This update will be effective for us in the first quarter of our fiscal year ending July 31, 2019. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

3. Business Combinations

Oncura Partners Diagnostics, LLC, or Oncura

On January 8, 2016, the Company wholly acquired Oncura Partners Diagnostics, LLC, a privately held provider of remote, real-time ultrasound imaging and teleconsulting services currently focused on the veterinary medicine market. Oncura is included within the Ultrasound reportable segment; see Note 15 Segment Information for further details. The preliminary purchase price was $19.3 million, comprised of an upfront cash payment of $8.4 million, post-closing adjustments currently identified of $(0.4) million, and the fair value of contingent consideration of $11.3 million. The acquisition has been accounted for as an acquisition of a business.

The following table summarizes the purchase price allocation based on preliminary estimates of the fair values of the separately identifiable assets acquired and liabilities assumed as of the acquisition date. The fair value measurements of intangibles, property, plant and equipment and deferred revenue were based upon significant inputs not observable in the market and therefore represent fair value measurements based on Level 3 inputs, as defined in Note 7, Fair Value Measurements. These are preliminary balances as we continue to obtain information to complete our valuation of these accounts and the associated tax accounting:

(in millions)
Cash		$0.4
Accounts receivable		0.3
Inventory		0.1
Other assets		0.4
Property, plant, and equipment		0.2
Goodwill		16.3
Intangible assets:
Tradename (estimated useful life of 5 years)	$1.0
Customer relationships (estimated useful life of 6 years)	3.1

Total intangible assets		4.1

Total assets acquired		21.8
Accounts payable and accrued expenses	(1.6)
Deferred revenue	(0.9)

Total liabilities assumed		(2.5)

Total purchase price		$19.3

We estimated the fair value of identifiable acquisition-related intangible assets primarily based on discounted cash flow projections that will arise from these assets. We use significant judgment with regard to assumptions used in the determination of fair value such as discount rates and the determination of the estimated useful lives of the intangible assets. There could be material changes as we continue to obtain information to complete our valuation of these accounts.

In connection with this acquisition, we recorded an acquisition date fair value contingent consideration obligation of $11.3 million within Other long-term liabilities, in the Consolidated Balance Sheets. This obligation is payable upon the achievement of certain revenue and gross margin targets over a four year period starting on May 1, 2016. There is no limit on the earnout that can be paid out. The $11.3 million fair value was estimated through a Monte Carlo valuation model that incorporates probability adjusted assumptions relating to the achievement of these targets and the likelihood of us making payments. There could be material changes as we continue to obtain information to complete our valuation of these accounts. During the initial post-close period, any changes in the acquisition date fair value will be recorded against goodwill. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 input measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration liability and reflected within our Consolidated Statement of Operations within general and administrative operating expenses. For additional information related to the fair value of this obligation, please refer to Note 7. Fair Value Measurements.

Goodwill associated with the acquisition was primarily attributable to the opportunities of expanding Analogic’s service offerings through the launch of an ultrasound-based telehealth initiative. The goodwill from this acquisition will be deductible for tax purposes over the statutory 15 year period.

During the three and six months ended January 31, 2016, we incurred acquisition costs of approximately $0.4 million, which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our Consolidated Statements of Operations.

The pro forma financial information for the six months ended January 31, 2016 and 2015, including revenue and net income, is immaterial, and has not been separately presented.

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

Our top ten customers combined accounted for approximately 61% and 62% of our total net revenue for the three months ended January 31, 2016 and 2015, respectively and 62% and 63% of our total net revenue for the six months ended January 31, 2016 and 2015, respectively. Set forth in the table below are customers which individually accounted for 10% or more of our net revenue.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Koninklijke Philips N.V., or Philips	13%	13%	13%	12%
L-3 Communications Holdings, Inc., or L-3	*	13%	*	11%
Toshiba Corporation, or Toshiba	11%	*	11%	12%
Siemens AG	13%	10%	14%	12%

Note (*): Total net revenue was less than 10% in this period.

The following table summarizes our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of	As of
	January 31,	July 31,
	2016	2015
L-3	*	17%
Philips	15%	16%
Toshiba	11%	*

Note (*): Total net accounts receivable due from customer was less than 10% in this period.

5. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

	As of	As of
	January 31,	July 31,
(in millions)	2016	2015
Raw materials	$68.9	$64.5
Work in process	45.3	46.0
Finished goods	35.5	22.2

Total inventory	$149.7	$132.7

6. Goodwill and Intangible Assets

Goodwill

Analogic has goodwill balances of $73.8 million and $57.5 million at January 31, 2016 and July 31, 2015, respectively. The difference between the two periods relates to goodwill associated with the acquisition of Oncura of $16.3 million. The business acquired from Oncura is included within our Ultrasound segment. Please refer to Note 3. Business Combinations for more information on the acquisition of Oncura.

Intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and trade names. The estimated useful lives for all of these intangible assets, excluding a trade name determined to have an indefinite life, range between 1 to 14 years. Indefinite-lived intangible assets consist of trade names acquired in business combinations. The carrying values of our indefinite-lived intangible assets were $7.6 million at January 31, 2016 and July 31, 2015, respectively.

Intangible assets are summarized as follows:

		As of January 31, 2016			As of July 31, 2015
(in millions)	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years	$29.9	$13.5	$16.4	$30.2	$12.3	$17.9
Customer relationships	13 years	47.1	22.6	24.5	44.2	20.3	23.9
Trade names*	3 years	9.6	0.9	8.7	8.6	0.9	7.7

Total intangible assets		$86.6	$37.0	$49.6	$83.0	$33.5	$49.5

*	$7.6 million of trade names are indefinite-lived as of January 31, 2016 and July 31, 2015, respectively, and $1.1 million and $0.1 million are finite-lived trade names as of January 31, 2016 and July 31, 2015, respectively.

Amortization expense related to acquired intangible assets was $2.0 million and $4.0 million for the three and six months ended January 31, 2016, respectively. Amortization expense related to acquired intangible assets was $2.2 million and $4.4 million for the three and six months ended January 31, 2015.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

Estimated
Future
Amortization
(in millions)	Expense
2016 (remaining six months)	$4.4
2017	7.9
2018	6.9
2019	5.7
2020	5.3
Thereafter	11.8

$42.0

We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2015. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and as a basis for determining whether it is necessary to perform the quantitative impairment test. Alternatively, we may elect to bypass the qualitative assessment and proceed to the two-step quantitative impairment test. Our quantitative impairment assessment considered both the market approach and income approach to calculate the fair value of a reporting unit, with different weighting assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples of a peer group of companies, which was determined based on an analysis of the selected guideline public companies’ business enterprise value (“BEV”) plus a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of future revenues, costs and expenses, and a number of significant valuation inputs including discount rates, working capital rates and tax rates. We determined that the fair values of our medical imaging, ultrasound, and security and detection reporting units were in excess of their carrying values, and concluded that there was no impairment.

We compared the fair value of a tradename that has an indefinite life using the relief from royalty approach to its carrying value as of December 31, 2015. The relief from royalty approach utilized an after-tax royalty rate and a discount rate. The after-tax royalty rate was determined based on royalty research and margin analysis, while the discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital, and the risk associated with achieving forecasted sales for the tradename. We determined that the fair value of the tradename was in excess of its carrying value.

7. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis at January 31, 2016 and July 31, 2015:

	Fair Value Measurements at January 31, 2016
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$120.1	$120.1	$—	$—
Plan assets for deferred compensation	4.9	4.9	—	—

Total assets at fair value	$125.0	$125.0	$—	$—

Liabilities
Contingent consideration	$13.3	$—	$—	$13.3
Foreign currency forward contracts	0.5	—	0.5	—

Total liabilities at fair value	$13.8	$—	$0.5	$13.3

	Fair Value Measurements at July 31, 2015
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$123.8	$123.8	$—	$—
Plan assets for deferred compensation	4.3	4.3	—	—

Total assets at fair value	$128.1	$128.1	$—	$—

Liabilities
Contingent consideration	$2.0	$—	$—	$2.0
Foreign currency forward contracts	0.5	—	0.5	—

Total liabilities at fair value	$2.5	$—	$0.5	$2.0

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

In April 2010, we entered into an agreement with PocketSonics, Inc., or PocketSonics, a privately held ultrasound technology company based in Charlottesville, Virginia, which granted us an exclusive license to certain ultrasound technology owned or controlled by PocketSonics and a ten percent (10%) equity interest in PocketSonics. On September 20, 2013, we acquired all of the remaining stock of PocketSonics. The purchase price included base consideration of $11.1 million paid in cash at closing, fair value of contingent consideration of $1.9 million, and revaluation of our initial equity investment. Please refer to Note 3. Business Combination in our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015, for more information on the acquisition of PocketSonics. The fair value of the contingent payments associated with the acquisition of PocketSonics was calculated utilizing 100% probability for the earn out associated with the Section 510(k) clearance obtained from the Food and Drug Administration, or FDA, on April 9, 2014 and the anticipation of commercial sales, as defined in the purchase agreement, in the fiscal year ending July 31, 2016, or fiscal year 2016. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics to its then current fair value and record changes in the fair value to the Consolidated Statements of Operations. Changes in contingent consideration result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There was no change in the fair value of our contingent consideration obligation of $2.0 million associated with the acquisition of PocketSonics during the three and six months ended January 31, 2016. As of January 31, 2016 and July 31, 2015, the fair value of the contingent consideration obligation associated with the acquisition of PocketSonics was reported in Other current liabilities and Other long-term liabilities, respectively, in the Consolidated Balance Sheets.

Associated with our acquisition of Oncura, during the initial post-close period, as we continue to obtain information to complete our valuation, any changes in the acquisition date fair value of the contingent payment obligation will be recorded against goodwill. The fair value of the contingent payment obligation is valued using a Monte Carlo simulation. After the post-close purchase accounting period, the fair value of the contingent payment obligation of Oncura will be revalued each quarter to its then fair value and we will record changes in the fair value as contingent consideration expense within the our Consolidated Statement of Operations within general and administrative operating expenses. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated future volume sales and gross margin targets and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating the fair value require significant judgment. The use of different assumptions and judgments could result in a different estimate of fair value. There was an $11.3 million increase in the fair value of our contingent consideration obligation during the three and six months ended January 31, 2016 related to the acquisition of Oncura. As of January 31, 2016, the fair value of the contingent consideration obligation associated with the Oncura acquisition was reported in Other long-term liabilities, in the Consolidated Balance Sheets.

8. Derivative Instruments

Certain of our foreign operations have revenue and expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to hedge exchange rates associated with a portion of our forecasted international expenses.

As of January 31, 2016, we had forward contracts outstanding with notional amounts totaling $4.8 million. These contracts have been designated as cash flow hedges and the unrealized loss of $0.4 million, net of tax, on these contracts is reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. At January 31, 2016 and July 31, 2015 we had a derivative liability of $0.5 million included in other liabilities in our Consolidated Balance Sheets. Realized gains and losses on the cash flow hedges are recognized in our Consolidated Statements of Operations in the period when the payment of expenses is recognized. During the three and six months ended January 31, 2016, the realized loss on the cash flow hedges was $0.2 million and $0.5 million, respectively, which was included in Cost of sales and Operating expenses in our Consolidated Statement of Operations. During the three and six months ended January 31, 2015, the realized loss on these cash flow hedges was immaterial. We expect all contracts currently outstanding to settle as of July 31, 2016 and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to operating expenses.

9. Common Stock Repurchases

On June 2, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock. Repurchases under this program will be funded by our available cash. The repurchase program does not have a fixed expiration date. During the three and six months ended January 31, 2016, we repurchased and retired 44,357 and 87,980 shares of common stock under this repurchase program for $3.6 million and $7.2 million, at an average purchase price of $81.71 and $82.16 per share, respectively. The cumulative shares that were repurchased and retired under this program were 283,274 shares of common stock for $22.5 million at an average purchase price of $79.50 per share.

10. Accumulated Other Comprehensive (Loss) Income

Components of comprehensive (loss) income include net income and certain transactions that have generally been reported in the Consolidated Statements of Changes in Stockholders’ Equity in our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015. Other comprehensive (loss) income consists of reported foreign currency translation gains and losses (net of taxes), actuarial gains and losses on pension plan assets (net of taxes), and changes in the unrealized value on foreign currency forward contracts (net of taxes). Deferred taxes are not provided on cumulative translation adjustments where we expect earnings of a foreign subsidiary to be indefinitely reinvested. The income tax effect of currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes with an offset to other comprehensive (loss) income.

The following table summarizes components of Accumulated other comprehensive (loss) income for the six months ended January 31, 2016:

(in millions)	Unrealized Gain on Foreign Currency Forward Contracts	Unrealized Losses on Pension Plan	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of July 31, 2015	$(0.4)	$(3.0)	$(1.1)	$(4.5)
Pre-tax change before reclassification to earnings	—	0.1	(3.3)	(3.2)

Balance as of January 31, 2016	$(0.4)	$(2.9)	$(4.4)	$(7.7)

The ineffective portion of the unrealized losses on foreign currency forward contracts and unrealized losses on currency translation adjustment are included in other expense, net on our Consolidated Statements of Operations.

11. Share-based Compensation

The following table presents share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
(in millions)	2016	2015	2016	2015
Cost of product sales	$0.1	$0.1	$0.3	$0.3
Cost of engineering sales	0.1	0.1	0.1	0.1
Research and product development	0.6	0.6	1.1	1.3
Selling and marketing	0.3	0.4	0.7	0.7
General and administrative	0.7	1.2	2.0	2.6

Total share-based compensation expense before tax	1.8	2.4	4.2	5.0
Income tax effect	(0.5)	(0.7)	(1.2)	(1.5)

Share-based compensation expense included in net income	$1.3	$1.7	$3.0	$3.5

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

No stock options were granted during the three and six months ended January 31, 2016. The fair value of each option granted during the three and six months ended January 31, 2015 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended	Six Months Ended
	January 31,	January 31,
	2015	2015
Expected option term in years (1)	5.31	5.31
Expected volatility (2)	28.2%	29.3%
Risk-free interest rate (3)	1.65%	1.82%
Expected annual dividend yield (4)	0.54%	0.56%
Weighted average grant date fair value	$19.89	$19.95

(1)	The expected option term was estimated using historical data.
(2)	The expected volatility for each grant is determined based on the review of the average of historical daily price changes of our common stock over the expected option term.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.
(4)	The expected annual dividend yield is calculated by dividing the expected annual dividends by the stock price on the date of grant.

The total intrinsic value of options exercised during the three and six months ended January 31, 2016 was $0.2 million and $0.5 million, respectively.

As of January 31, 2016, 250,157 stock options were vested or expected to vest and 175,748 stock options were exercisable. These options have a weighted average exercise price of $68.91 and $66.90, respectively, aggregate intrinsic value of $1.5 million and $1.4 million, respectively, and a weighted average remaining contractual term of 4.30 years and 3.87 years, respectively.

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

We granted 1,711 and 24,821 relative total shareholder return, or TSR, performance-based awards and 2,320 and 32,444 non-GAAP earnings per share, or EPS, performance-based awards during the three and six months ended January 31, 2016, respectively. The fair value of our non-GAAP EPS performance-based awards was estimated using the quoted closing price of our common stock on the date of grant. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Stock price (1)	$81.90	$73.91	$84.06	$71.34
Expected volatility (2)	27.6%	28.4%	26.4%	29.4%
Risk-free interest rate (3)	1.16%	0.83%	1.04%	1.00%
Expected annual dividend yield (4)	0.00%	0.00%	0.00%	0.00%
Weighted average grant date fair value of time-based restricted stock awards	$81.90	$74.06	$83.99	$71.22
Weighted average grant date fair value of performance based restricted stock awards	$100.82	$82.49	$98.81	$78.42

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the performance period.
(4)	Dividends are considered reinvested when calculating TSR. The dividend yield is therefore considered to be 0%.

The total fair value of restricted stock units, or RSU’s, that vested during the three and six months ended January 31, 2016 was $2.4 million and $4.4 million, respectively.

As of January 31, 2016, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $14.2 million. This cost will be recognized over an estimated weighted average amortization period of 1.4 years and assumes target performance for the non-GAAP EPS performance-based RSU’s.

12. Restructuring Charges

Fiscal Year 2016 Restructuring Plan

On September 16, 2015, we announced our fiscal year 2016 restructuring plan. This plan includes the transition of certain manufacturing activities from our Peabody, Massachusetts location to our existing facility in Shanghai, China, and a reduction in force in order to align our research and development investment with expected customer funding. We expect to incur a restructuring charge of approximately $10.2 million under this plan in fiscal year 2016. Restructuring costs are primarily attributable to employee related costs, with other costs attributable to the relocation of existing equipment and project management costs. We incurred pre-tax charges of $6.4 million during the six months ended January 31, 2016, primarily relating to severance and personnel related costs for terminated employees. We expect that the restructuring plan will be substantially completed during fiscal year 2017.

Fiscal Year 2014 Restructuring Plan

During the fourth quarter of our fiscal year ended July 31, 2014, or fiscal year 2014, we implemented our fiscal year 2014 restructuring plan to improve our operational effectiveness in Peabody, Massachusetts and leverage core competencies better across the business. We incurred pre-tax charges of $2.9 million from the time that we implemented the plan during the fourth quarter of fiscal year 2014 through January 31, 2016, primarily relating to severance and personnel related costs for involuntarily terminated employees. We expect that the restructuring plan will be completed during fiscal year 2016.

Fiscal Year 2013 Restructuring Plan

In May 2013, we announced our fiscal year ended July 31, 2013, or fiscal year 2013, restructuring plan and incurred pre-tax charges of $4.1 million through January 31, 2016, primarily relating to severance and personnel related costs of terminated employees, facility exit costs for the closure of our Ultrasonix sales subsidiary in Paris, France, and the closure of our ultrasound transducer operation in Englewood, Colorado as we consolidated our transducer operations in State College, Pennsylvania. This plan also included activities to consolidate manufacturing and certain support functions currently conducted in our Ultrasonix facility in Vancouver, Canada with our other facilities, as well as optimization of our operations in Montreal, Canada and Peabody, Massachusetts. The lease on the Englewood, Colorado facility has been settled in January 2016 and we expect that the restructuring plan will be completed in fiscal year 2016.

Current Period Activity

The following table summarizes accrued restructuring activities for the three months ended January 31, 2016:

	Employee Severance and	Facility Exit	Other Restructuring
(in millions)	Benefits (A)	Costs (B)	Costs (A)	Total
Balance at October 31, 2015	$2.9	$0.3	$—	$3.2
Restructuring charge	3.1	—	0.1	3.2
Cash payments	(1.3)	(0.3)	(0.1)	(1.7)

Balance at January 31, 2016	$4.7	$—	$—	$4.7

(A)	Activity during the period pertains to the 2014 and 2016 Restructuring Plans.
(B)	All activity during the period pertains to the 2013 Restructuring Plan.

The following table summarizes accrued restructuring activities for the six months ended January 31, 2016:

	Employee Severance and	Facility Exit	Other Restructuring
(in millions)	Benefits (A)	Costs (B)	Costs(A)	Total
Balance at July 31, 2015	$0.2	$0.4	$—	$0.6
Restructuring charge	6.4	—	0.1	6.5
Adjustments	(0.1)	—	—	(0.1)
Cash payments	(1.8)	(0.4)	(0.1)	(2.3)

Balance at January 31, 2016	$4.7	$—	$—	$4.7

(A)	All activity during the period pertains to the 2014 and 2016 Restructuring Plans.
(B)	All activity during the period pertains to the 2013 Restructuring Plan.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
(in millions)	2016	2015	2016	2015
Medical Imaging	$1.9	$(0.1)	$4.0	$(0.1)
Ultrasound	0.6	—	1.3	(0.1)
Security and Detection	0.6	—	1.2	—

Total restructuring and related charges	$3.1	$(0.1)	$6.5	$(0.2)

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

Basic and diluted net income per share are calculated as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
(in millions, except per share data and share data in thousands)	2016	2015	2016	2015
Net (loss) income	$(3.0)	$9.8	$(1.6)	$13.5
Weighted average number of common shares outstanding-basic	12,418	12,378	12,422	12,393
Effect of dilutive securities:
Stock options and restricted stock units	—	180	—	195

Weighted average number of common shares outstanding-diluted	12,418	12,558	12,422	12,588

Basic net (loss) income per share	$(0.24)	$0.79	$(0.13)	$1.09
Diluted net (loss) income per share	$(0.24)	$0.78	$(0.13)	$1.07
Anti-dilutive shares related to outstanding stock options and unvested restricted stock (A)	326	194	357	192

(A)	These shares related to outstanding stock options and unvested restricted stock were not included in our calculations of diluted earnings per share, as the effect of including them would be anti-dilutive.

14. Income Taxes

The following table presents the provision for income taxes and our effective tax rate for the three and six months ended January 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
(in millions except percentages)	2016	2015	2016	2015
Provision for income taxes	$1.0	$2.3	$1.1	$3.7
Effective tax rate	-51%	19%	-244%	22%

The effective income tax rate on operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

A reconciliation of income taxes at the U.S. statutory rate to the effective tax rate follows:

	Six Months Ended	Six Months Ended
	January 31,	January 31,
(in %)	2016	2015
U.S. Federal statutory tax rate (%)	35	35
State income taxes, net of federal tax benefit	(2)	(1)
Domestic production benefit	—	(1)
General business credit (U.S. R&D)	81	(6)
Valuation allowance	1	1
Effect of international operations	(106)	(8)
(Increase) decrease in tax reserves	(332)	—
Other items, net	79	2

Effective tax rate (%)	(244)	22

Our effective tax rate for the three and six months ended January 31, 2016 differs from the statutory rate of 35% primarily due to non-deductible and reserve items related to the BK Medical matter. Additional impacts to our rate resulted from income generated outside the United States in countries with lower tax rates, and from tax credits in the United States and Canada. The tax provision for the three and six months ended January 31, 2016 includes discrete tax provisions totaling $1.4 million and $1.3 million, respectively. The BK Medical matter is discussed in more detail in Note 16, Guarantees, Commitments and Contingencies.

Our effective tax rate for the three and six months ended January 31, 2015 is lower than the statutory rate of 35% due primarily to income generated outside the United States in countries with lower tax rates, the U.S. manufacturing deduction, and tax credits in the U.S. and Canada.

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of January 31, 2016, we have concluded all U.S. Federal income tax matters through the year ended July 31, 2011.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At January 31, 2016 and July 31, 2015, we had approximately $0.4 million and $0.3 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

At January 31, 2016, we had $6.2 million of unrecognized tax benefits for uncertain tax positions and $0.4 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid.

As discussed in Note 2, Recent Accounting Pronouncements, during the second quarter of fiscal year 2016 ended January 31, 2016, we retrospectively adopted ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The effects of the accounting change on the July 31, 2015 Consolidated Balance Sheets were as follows:

	July 31,
(in millions)	2015
	Revised	Reported
Current deferred tax asset	$—	$7,987
Non-current deferred tax asset	9,904	5,308
Non-current deferred tax liability	—	(3,391)

Net deferred tax assets	$9,904	$9,904

15. Segment Information

Our business is strategically aligned into three segments: Medical Imaging, Ultrasound, and Security and Detection. Our business segments are described as follows:

•	Medical Imaging primarily includes systems and subsystems for Computed Tomography, or CT, and Magnetic Resonance Imaging, or MRI, medical imaging equipment, state-of-the-art, selenium-based detectors for screening of breast cancer, other diagnostic applications in mammography, and servo and stepper (motion control) devices.

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery (including robotic assisted surgery), anesthesia, and point-of-care markets.

•	Security and Detection includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in the checked baggage screening at airports worldwide as well as DNA scanning systems.

The only change to our business segments was related to the acquisition of Oncura. On January 8, 2016, the Company acquired Oncura Partners Diagnostics, LLC, a privately held provider of remote, real-time ultrasound imaging and teleconsulting services currently focused on the veterinary medicine market. Oncura is included within the Ultrasound reportable segment.

The tables below present information about our reportable segments:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
(in millions)	2016	2015	2016	2015
Product revenue:
Medical Imaging	$72.4	$71.8	$136.8	$138.1
Ultrasound	42.6	41.8	79.1	79.1
Security and Detection	10.9	17.7	24.2	31.0

Total product revenue	$125.9	$131.3	$240.1	$248.2

Engineering revenue:
Medical Imaging	$1.1	$1.3	$1.7	$1.8
Ultrasound	0.7	0.7	0.9	1.2
Security and Detection	0.2	0.6	0.2	1.1

Total engineering revenue	$2.0	$2.6	$2.8	$4.1

Net revenue:
Medical Imaging	$73.5	$73.1	$138.5	$139.9
Ultrasound	43.3	42.5	80.0	80.3
Security and Detection	11.1	18.3	24.4	32.1

Total net revenue	$127.9	$133.9	$242.9	$252.3

Income (loss) from operations:
Medical Imaging	$11.6	$9.4	$18.0	$16.8
Ultrasound	(9.9)	0.2	(14.5)	(2.8)
Security and Detection	(0.2)	2.7	—	3.3
Total income from operations	1.5	12.3	3.5	17.3
Total other (expense), net	(3.5)	(0.2)	(4.0)	(0.1)

(Loss) Income before income taxes	$(2.0)	$12.1	$(0.5)	$17.2

	As of	As of
	January 31,	July 31,
(in millions)	2016	2015
Identifiable assets by segment:
Medical Imaging	$175.8	$194.3
Ultrasound	171.7	169.4
Security and Detection	47.5	50.4

Total reportable segment assets	395.0	414.1
Corporate assets (A)	166.4	156.4

Total assets	$561.4	$570.5

	As of	As of
	January 31,	July 31,
(in millions)	2016	2015
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	71.4	55.1
Security and Detection	0.5	0.5

Total goodwill	$73.8	$57.5

(A)	Includes cash and cash equivalents of $89.1 million and $86.2 million as of January 31, 2016 and July 31, 2015, respectively.

The Company in the past included the balance of goodwill in the identifiable assets by segment table, but felt it more relevant to disclose the identifiable assets by segment excluding the associated goodwill balances as the goodwill balances are separately stated by segment. As such, the prior period presentation was modified to exclude the associated goodwill balances as well for comparability purposes.

16. Guarantees, Commitments and Contingencies

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2016.

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

The following table presents our product warranty liability as of January 31, 2016:

As of
January 31,
(in millions)	2016
Beginning balance	$6.6
Provision	0.3
Settlements made in cash or in kind during the period	(0.3)

Ending balance	$6.6

At January 31, 2016 and July 31, 2015, we had deferred revenue for extended product warranty contracts of $5.7 million and $5.3 million, respectively.

Revolving Credit Agreements

On November 23, 2015, we entered into a five-year revolving credit agreement, or Credit Agreement, with the financial institutions identified therein as lenders, which included JPMorgan Chase Bank, N.A., TD Bank, N.A., Wells Fargo Bank, N.A., HSBC Bank, N.A., and People’s United Bank, N.A. The Credit Agreement provides $100.0 million in available credit and expires on November 23, 2020, when all outstanding borrowings must be paid in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty.

Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $200.0 million in aggregate. We are the sole borrower under the Credit Agreement. The obligations under the credit facility are guaranteed by our material domestic subsidiaries. There are no pledges of the capital stock or assets of our international subsidiaries.

Interest rates on borrowings outstanding under the credit facility range from 1.25% to 1.75% above the LIBOR rate, or, at our option range from 0.00% to 1.00% above a defined base rate, the amount in each case varying based upon our leverage ratio. A quarterly commitment fee ranging from 0.20% to 0.35% per annum is applicable on the undrawn portion of the credit facility, based upon our leverage ratio.

The Credit Agreement limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis. In addition, the Credit Agreement requires us to maintain the following financial ratios:

•	A leverage ratio, defined as consolidated funded indebtedness to consolidated trailing four quarters earnings before interest, taxes, depreciation and amortization, or EBITDA, of no greater than 2.75:1.00 (with a temporary step-up in the event of certain acquisitions); and

•	An interest coverage ratio, defined as the ratio of consolidated trailing four quarters EBITDA to consolidated interest charges of no less than 3.00:1.00 at any time.

As of January 31, 2016, our leverage ratio was 0.00:1.00 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of January 31, 2016, we were in full compliance with all financial and operating covenants contained in the Credit Agreement.

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

In connection with entering into the Credit Agreement, we incurred approximately $0.5 million of transactions costs, which are being amortized over the five-year life of the credit facility.

As of January 31, 2016 and July 31, 2015, we had approximately $1.1 million and $1.2 million, respectively, in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under any of our credit facilities at January 31, 2016.

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

Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC, DOJ, and Danish Government have substantially completed their investigation into the transactions at issue. We are engaged in discussions with the SEC, the DOJ and the Danish Government concerning a final resolution of these matters. In the second quarter of fiscal 2016, we accrued a charge of $13.3 million, of which $10.1 million was classified as general and administrative expense and $3.2 million was classified as other expense, net in our Consolidated Statements of Operations, in connection with these matters. This is in addition to a $1.6 million charge that we accrued in the fourth quarter of fiscal 2015, of which $1.0 million was classified as general and administrative expense and $0.6 million was classified as other expense, net in our Consolidated Statements of Operations. Any resolution of these matters, and the terms of and amounts payable in connection with any such resolution is subject to negotiation and approval of agreements with each of the SEC, the DOJ, and the Danish government.

During the three and six months ended January 31, 2016, we incurred inquiry-related costs of approximately $0.2 million and $0.2 million, respectively, in connection with this matter. During the three and six months ended January 31, 2015, we incurred inquiry-related costs of approximately $0.4 million and $1.1 million, respectively, in connection with this matter.

17. Subsequent Event

We declared a dividend of $0.10 per share of common stock on February 26, 2016, which will be paid on March 25, 2016 to stockholders of record on March 11, 2016.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended January 31, 2016 and 2015 represent the second quarters of fiscal years 2016 and 2015, respectively.

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

Our business is strategically aligned into three segments: Medical Imaging, Ultrasound, and Security and Detection. Our business segments are described as follows:

•	Medical Imaging primarily includes systems and subsystems for Computed Tomography, or CT, and Magnetic Resonance Imaging, or MRI, medical imaging equipment, state-of-the-art, selenium-based detectors for screening of breast cancer and other diagnostic applications in mammography, and servo and stepper (motion control) devices.

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery (including robotic assisted surgery), anesthesia and point-of-care markets.

•	Security and Detection includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in checked baggage screening at airports worldwide.

The only change to our business segments was related to the acquisition of Oncura. On January 8, 2016, the Company acquired Oncura Partners Diagnostics, LLC, a privately held provider of remote, real-time ultrasound imaging and teleconsulting services currently focused on the veterinary medicine market. Oncura is included within the Ultrasound reportable segment.

Financial Results

The following table summarizes our financial results:

	Three Months Ended			Six Months Ended
	January 31,		Percentage	January 31,		Percentage
(in millions, except per share amounts and percentages)	2016	2015	Change	2016	2015	Change
Total net revenues	$127.9	$133.9	-4%	$242.8	$252.3	-4%
Gross profit	$58.8	$57.5	2%	$109.7	$109.5	0%
Gross margin	46.0%	42.9%		45.2%	43.4%
Income from operations	$1.5	$12.3	-88%	$3.5	$17.3	-80%
Operating margin	1.2%	9.2%		1.4%	6.8%
Net (loss) income	$(3.0)	$9.8	-131%	$(1.6)	$13.5	-112%
Diluted net (loss) income per share	$(0.24)	$0.78	-131%	$(0.13)	$1.07	-112%

Outlook

We expect overall fiscal year revenue to decline in the mid-single digits compared to fiscal year 2015 due to the market of our Security business. Revenues in our Security and Detection segment are expected to be down significantly due to market delays for high speed threat detection systems in Security and customer payment delays associated with our Rapid DNA systems. We expect fiscal year 2016 revenues in our Medical Imaging segment to be approximately flat compared to fiscal year 2015.We also expect fiscal year revenues in our Ultrasound segment to grow mid-single digits, with double digit growth in ultrasound systems sales partially offset by lower sales of legacy OEM probes.

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015.

Results of Operations

Three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	Three Months Ended			Six Months Ended
	January 31,		Percentage	January 31,		Percentage
(in millions except percentages)	2016	2015	Change	2016	2015	Change
Medical Imaging	$72.4	$71.8	1%	$136.8	$138.1	-1%
Ultrasound	42.6	41.8	2%	79.1	79.1	0%
Security and Detection	10.9	17.7	-38%	24.2	31.0	-22%

Total product revenue	$125.9	$131.3	-4%	$240.1	$248.2	-3%

Medical Imaging

During the three and six months ended January 31, 2016, our Medical Imaging revenue was essentially flat versus the prior year comparable period.

Ultrasound

During the three months ended January 31, 2016, our Ultrasound revenue increased by 2%, versus the prior year comparable period primarily due to increased revenue in North America, partially offset by unfavorable impact from changes in foreign currency, and by decreased customer demand of OEM Ultrasound transducers. During the six months ended January 31, 2016, our Ultrasound revenue was relatively flat compared to the prior year comparable period.

Security and Detection

During the three and six months ended January 31 2016, our Security and Detection revenue decreased by 38% and 22%, respectively, versus the prior year comparable periods due to the timing of high speed tenders and continued customer payment delays associated with our Rapid DNA systems.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	Three Months Ended			Six Months Ended
	January 31,		Percentage	January 31,		Percentage
(in millions except percentages)	2016	2015	Change	2016	2015	Change
Medical Imaging	$1.1	$1.3	-15%	$1.7	$1.8	-6%
Ultrasound	0.7	0.7	0%	0.9	1.2	-25%
Security and Detection	0.2	0.6	-67%	0.2	1.1	-82%

Total engineering revenue	$2.0	$2.6	-23%	$2.8	$4.1	-32%

The change in engineering revenue for the three and six months ended January 31, 2016 versus the prior year comparable periods was primarily due to timing of work done on customer-funded engineering projects in all three of our reported segments.

Customer-funded engineering projects in each of the segments can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	Three Months Ended January 31,		Percentage	Six Months Ended January 31,		Percentage Change
(in millions except percentages)	2016	2015	Change	2016	2015
Product gross profit	$57.8	$57.2	1%	$109.0	$109.0	0%
Product gross margin	45.9%	43.6%		45.4%	43.9%

The increase in product gross margin during the three and six months ended January 31, 2016 versus the prior year comparable periods was primarily due to product mix, favorable pricing and ongoing cost control, offset partially by unfavorable foreign currency exchange effect.

Engineering gross margin

Engineering gross margin is summarized as follows:

	Three Months Ended January 31,		Percentage	Six Months Ended January 31,		Percentage Change
(in millions except percentages)	2016	2015	Change	2016	2015
Engineering gross profit	$1.0	$0.3	233%	$0.7	$0.5	40%
Engineering gross margin	49.9%	10.2%		26.2%	11.2%

The increase in the engineering gross margin during three and six months ended January 31, 2016 versus the prior year comparable periods was due to the mix of engineering projects.

Operating expenses

Operating expenses are summarized as follows:

	Three Months Ended January 31,		Percentage	Percentage of Net Revenue
(in millions except percentages)	2016	2015	Change	2016	2015
Research and product development	$16.6	$16.4	1%	13%	12%
Selling and marketing	15.2	15.9	-4%	12%	12%
General and administrative	22.3	13.1	70%	17%	10%
Restructuring	3.1	(0.2)	1650%	2%	0%

Total operating expenses	$57.2	$45.2	27%	45%	34%

	Six Months Ended January 31,		Percentage	Percentage of Net Revenue
(in millions except percentages)	2016	2015	Change	2016	2015
Research and product development	$33.8	$33.8	0%	14%	13%
Selling and marketing	30.5	31.3	-3%	13%	12%
General and administrative	35.5	27.3	30%	15%	11%
Restructuring	6.4	(0.2)	3300%	3%	0%

Total operating expenses	$106.2	$92.2	15%	44%	37%

Operating expenses for the three and six months ended January 31, 2016 increased by $12.0 million, or 27%, and $14 million, or 15%, versus the prior year comparable periods, respectively.

Research and product development expenses related to internally funded projects were essentially flat during the three and six months ended January 31, 2016 versus the prior year comparable period.

Selling and marketing expenses decreased by $0.7 million, or 4%, and $0.8 million, or 3%, during the three and six months ended January 31, 2016 versus the prior year comparable periods primarily due to a decrease in incentive compensation.

General and administrative expenses increased by $9.2 million and $8.2 million during the three and six months ended January 31, 2016, respectively, versus the prior year comparable periods primarily due to costs associated with the BK Medical matter of $10.1 million, as described in Note 16, Guarantees, Commitments and Contingencies, partially offset by a decrease in employee incentive compensation.

Restructuring expenses increased by $3.3 million and $6.6 million during the three and six months ended January 31, 2016, respectively, versus the prior year comparable periods, primarily due to expenses related to the Fiscal Year 2016 Restructuring Plan. Please refer to Note 12. Restructuring Charges for more information on the Fiscal Year 2016 Restructuring Plan.

Other expense, net

Other expense, net is summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(in millions)	2016	2015	2016	2015
Interest income, net	$—	$—	$0.1	$0.1
Other, net	(3.5)	(0.2)	(4.0)	(0.2)

Total other expense, net	$(3.5)	$(0.2)	$(3.9)	$(0.1)

Other expense, net during the three and six months ended January 31, 2016 and 2015 was predominantly due to interest expense of $3.2 million related to the BK Medical matter, as described in Note 16, Guarantees, Commitments and Contingencies.

Provision for income taxes

The following table presents the provision for income taxes and our effective tax rate for the three and six months ended January 31, 2016 and 2015:

	Three Months Ended January 31,		Six Months Ended January 31,
(in millions except percentages)	2016	2015	2016	2015
Provision for income taxes	$1.0	$2.3	$1.1	$3.7
Effective tax rate	-51%	19%	-244%	22%

The effective income tax rate on operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and six months ended January 31, 2016 differs from the statutory rate of 35% primarily due to non-deductible and reserve items related to the BK Medical matter. Additional impacts to our rate resulted from income generated outside the United States in countries with lower tax rates, and from tax credits in the United States and Canada. The tax provision for the three and six months ended January 31, 2016 includes discrete tax provisions totaling $1.4 million and $1.3 million, respectively. The BK Medical matter is discussed in more detail in Note 16, Guarantees, Commitments and Contingencies.

Our effective tax rate for the three and six months ended January 31, 2015 was lower than the statutory rate of 35% due primarily to income generated outside the United States in countries which carry lower tax rates, the U.S. manufacturing deduction, and tax credits in the U.S. and Canada.

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

Net income and diluted net income per share

Net income and diluted net income per share are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(in millions except percentages)	2016	2015	2016	2015
Net (loss) income	$(3.0)	$9.8	$(1.6)	$13.5
% of net revenue	-2%	7%	-1%	5%
Diluted net (loss) income per share from operations	$(0.24)	$0.78	$(0.13)	$1.07

The decrease in net income and diluted net income per share for the three and six months ended January 31, 2016 versus the prior year comparable periods was primarily due to the matters discussed above.

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

(in millions)	As of January 31, 2016	As of July 31, 2015	Percentage Change
Cash and cash equivalents (A)	$120.1	$123.8	-3%
Working capital	$301.2	$316.8	-5%
Stockholders’ equity	$521.3	$531.4	-2%

(A)	Includes approximately $53.1 million and $37.8 million of cash and cash equivalents held outside the U.S. at January 31, 2016 and July 31, 2015, respectively.

As of January 31, 2016, we had cash and cash equivalents of $120.1 million, a $3.7 million decrease from July 31, 2015. The decrease was primarily due to a net loss of $1.6 million, $20.1 million related to an increase in inventory due to the timing of shipments and to support new product launches, $8.0 million net cash paid for the purchase of Oncura, $7.2 million cash payment for repurchase of common stock, $4.5 million payment for additions to property and equipment, $3.6 million related to a decrease in customer deposits, and $2.5 million for dividends paid to shareholders. This decrease was partially offset by $22.9 million related to the collection of accounts receivable, $11.3 million related to depreciation and amortization, and $9.9 million related to an increase in accrued liabilities.

The decrease in working capital from July 31, 2015 to January 31, 2016 was primarily attributable to a decrease in accounts receivables of $24.1 million and increase in other current liabilities of $15.9 million, partially offset by an increase in inventory of $17.0 million and decrease in accrued employee compensation and benefits by $8.7 million.

The decrease in stockholder’s equity from July 31, 2015 to January 31, 2016 was primarily driven by stock repurchases of $7.2 million and dividends paid of $2.5 million, partially offset by the issuance of common stock amounting to $2.3 million, associated with share-based compensation.

Cash and cash equivalents at January 31, 2016 and July 31, 2015 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at January 31, 2016 and July 31, 2015 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	Six Months Ended
	January 31,		Percentage
(in millions, except percentages)	2016	2015	Change
Net cash provided by operating activities	$18.8	$19.3	-3%
Net cash used in investing activities	(12.5)	(6.5)	92%
Net cash used in financing activities	(9.4)	(7.2)	31%
Effect of exchange rate changes on cash	(0.7)	(4.0)	-83%

Net (decrease) increase in cash and cash equivalents	$(3.8)	$1.6	-338%

Operating activities

The cash flows provided by operating activities during the six months ended January 31, 2016 primarily reflects our net loss of $1.6 million, $20.1 million related to an increase in inventory due to the timing of shipments and to support new product launches in fiscal year 2016, and $3.6 million related to a decrease in accrued income taxes. This decrease was partially offset by $22.9 million related to the collection of accounts receivable, $11.3 million related to depreciation and amortization, and $9.9 million related to an increase in accrued liabilities.

The cash flows provided by operating activities during the six months ended January 31, 2015 primarily reflected our net income of $13.5 million on increased gross profit and operating profit during the period as well as collections of accounts receivable of $9.2 million. This was partially offset by an increase in inventory of $14.6 million to support growing demand and new product launches in fiscal year 2015.

Investing activities

The net cash used in investing activities during the six months ended January 31, 2016 was driven by capital expenditures of $4.5 million and the acquisition of Oncura for an $8 million net cash payment.

The net cash used by investing activities during the six months ended January 31, 2015 was primarily driven by capital expenditures of $4.9 million as well as the acquisition of Pathfinder on October 28, 2014 for $1.6 million net cash payment.

Financing activities

The net cash used in financing activities during six months ended January 31, 2016 primarily reflected $7.2 million used to repurchase common stock, $2.5 million of dividends paid to stockholders and $1.7 million used for shares surrendered for taxes paid related to vested employee restricted stock. This was partially offset by proceeds from the issuance of common stock amounting to $2.3 million associated with stock option exercises.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Our contractual obligations at January 31, 2016 relate to our operating leases, purchase obligations, and pension, and affect our liquidity and cash flows in future periods.

Operating Leases – Certain of our subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. We lease certain other real property and equipment under operating leases which, in the aggregate, are not significant. At January 31, 2016 and July 31, 2015, total commitments related to our operating leases were $6.9 million and $7.2 million, respectively.

Purchase Obligations – We enter into certain long-term agreements with customers, which obligate us to purchase goods or services. At January 31, 2016 and July 31, 2015, total purchase obligations were $31.9 million and $38.2 million, respectively.

Pension - Our Canadian subsidiary, Analogic Canada Corporation, formerly known as ANRAD Corporation, sponsors a defined benefit retirement plan called the Analogic Canada Corporation Retirement Plan, or the “Analogic Canada Plan”. The Analogic Canada Plan was frozen to new accruals during fiscal year 2015. The Analogic Canada Plan provides benefits to employees based on a formula recognizing length of service and final average earnings. Please refer to Note 14. Retirement Plans in our Annual Report on Form 10-K for the fiscal year ending 2015, for details. The benefit obligation at January 31, 2016 and July 31, 2015 totaled $4.5 million and $4.6 million, respectively.

Financing Arrangements

On November 23, 2015, we entered into a five-year revolving credit agreement, or Credit Agreement, with the financial institutions identified therein as lenders, which included JPMorgan Chase Bank, N.A., TD Bank, N.A., Wells Fargo Bank, N.A., HSBC Bank, N.A., and People’s United Bank, N.A. The Credit Agreement provides $100.0 million in available credit and expires on November 23, 2020, when all outstanding borrowings must be paid in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty. We did not have any borrowings outstanding under this Credit Agreement as of January 31, 2016. Please refer to Note 16. Guarantees, Commitments and Contingencies for more information on the Credit Agreement.

As of January 31, 2016, we also have approximately $1.1 million in other revolving credit facilities with banks available for direct borrowings.

Contingent Consideration

In connection with the acquisition of Oncura, as of January 31, 2016, we recorded a contingent consideration obligation of $11.3 million. Please refer to Note 3. Business Combinations for more information. In connection with the acquisition of PocketSonics, as of January 31, 2016, we recorded a contingent consideration obligation of $2.0 million.

Tax Related Obligations

We have $6.2 million of unrecognized tax benefits for uncertain tax positions and $0.4 million of related accrued interest and penalties as of January 31, 2016. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 14. Income Taxes to our consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

Impact of Investigation Regarding our Danish Subsidiary

As initially disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we identified certain transactions involving our Danish subsidiary BK Medical ApS, or BK Medical, and certain of its foreign distributors, with respect to which we have raised questions concerning compliance with law, including Danish law and the U.S. Foreign Corrupt Practices Act, and our business policies. These have included transactions in which the distributors paid BK Medical amounts in excess of amounts owed and BK Medical transferred the excess amounts, at the direction of the distributors, to third parties identified by the distributors. We have terminated the employment of certain BK Medical employees and also terminated our relationships with the BK Medical distributors that were involved in the transactions. We have concluded that the transactions identified to date have been properly accounted for in our reported financial statements in all material respects. However, we have been unable to ascertain with certainty the ultimate beneficiaries or the purpose of these transfers. We have voluntarily disclosed this matter to the Danish Government, the U.S. Department of Justice, or DOJ, and the SEC, and are cooperating with inquiries by the Danish Government, the DOJ and the SEC. We believe that the SEC, DOJ, and Danish Government have substantially completed their investigation into the transactions at issue. We are engaged in discussions with the SEC, the DOJ and the Danish Government concerning a final resolution of these matters. In the second quarter of fiscal 2016, we accrued a charge of $13.3 million in connection with these matters. This is in addition to a $1.6 million charge that we accrued in the fourth quarter of fiscal 2015. Any resolution of these matters, and the terms of and amounts payable in connection with any such resolution is subject to negotiation and approval of agreements with each of the SEC, the DOJ, and the Danish government.

During the three and six months ended January 31, 2016, we incurred inquiry-related costs of approximately $0.2 million and $0.2 million, respectively, in connection with this matter. During the three and six months ended January 31, 2015, we incurred inquiry-related costs of approximately $0.4 million and $1.1 million, respectively, in connection with this matter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under applicable SEC rules, during the periods presented.

Recent Accounting Pronouncements

For a discussion of new accounting standards please refer to Note 2. Recent Accounting Pronouncements to our consolidated financial statements included within this Quarterly Report on Form 10-Q.

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

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for fiscal year 2015, as filed with the SEC on September 25, 2015. There have been no material changes during the six months ended January 31, 2016 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of January 31, 2016, please refer to Note 16. Guarantees, Commitments and Contingencies to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended January 31, 2016:

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	Be Purchased Under the
	of Shares	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased (1) (2)	per Share (2)	Programs (2)	(000’s)
11/1/2015-11/30/2015	12,229	$86.67	12,229	$10,038
12/1/2015-12/31/2015	14,490	$83.48	27,300	$8,828
1/1/2016-1/31/2016	17,638	$76.82	17,840	$7,472

Total	44,357	$81.71	57,369	$7,472

(1)	Includes shares, consisting of 0 shares, 12,810 shares and 202 shares of our common stock, surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in November and December 2015 and January 2016, respectively.
(2)	During the second quarter of fiscal year 2016, we repurchased 44,357 shares of our common stock in open-market transactions for $3.6 million at an average purchase price of $81.71 per share. These shares were purchased pursuant to a repurchase program authorized by our board of directors that was announced on June 2, 2014 to repurchase up to $30 million of our common stock. The repurchase program does not have a fixed expiration date.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: March 3, 2016	/s/ James W. Green
James W. Green President and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2016	/s/ Mark T. Frost
Mark T. Frost Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Credit Agreement by and among Analogic Corporation, the financial institutions identified therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent dated November 23, 2015	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2015

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 31, 2016 and July 31, 2015, (ii) Consolidated Statements of Operations for Three and Six Months Ended January 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended January 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.