Form 10-Q
period 2016-10-31
ANALOGIC CORP
filed 2016-12-07
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of November 30, 2016, there were 12,455,849 shares of common stock outstanding.

ANALOGIC CORPORATION

Form 10Q – Quarterly Report

For the Quarterly Period Ended October 31, 2016

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share and per share data)

	October 31, 2016	July 31, 2016
Assets
Current assets:
Cash and cash equivalents	$141,952	$118,697
Accounts receivable, net of allowance for doubtful accounts of $1,118 and $1,070 as of October 31, 2016 and July 31, 2016, respectively	91,932	112,412
Inventory	145,305	145,513
Income tax receivable	5,710	3,004
Prepaid expenses and other current assets	11,067	9,178

Total current assets	395,966	388,804

Property, plant, and equipment, net	108,051	107,790
Intangible assets, net	43,195	45,194
Goodwill	73,915	73,915
Deferred income taxes	8,843	10,671
Other assets	4,407	6,523

Total assets	$634,377	$632,897

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,330	$28,575
Accrued employee compensation and benefits	18,590	18,108
Accrued income tax	2,826	1,610
Accrued warranty	6,234	6,296
Accrued restructuring charges	2,545	5,248
Deferred revenue	4,531	5,359
Customer deposits	3,572	3,476
Contingent consideration	4,551	4,534
Other current liabilities	5,207	5,261

Total current liabilities	79,386	78,467

Long-term liabilities:
Accrued income taxes, net of current portion	2,514	2,174
Contingent consideration, net of current portion	7,752	7,705
Other long-term liabilities	11,251	13,374

Total long-term liabilities	21,517	23,253

Guarantees, commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,450,846 shares issued and outstanding as of October 31, 2016; 30,000,000 shares authorized and 12,396,765 shares issued and outstanding as of July 31, 2016	622	619
Capital in excess of par value	151,753	149,005
Retained earnings	391,289	390,013
Accumulated other comprehensive loss	(10,190)	(8,460)

Total stockholders’ equity	533,474	531,177

Total liabilities and stockholders’ equity	$634,377	$632,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended October 31,
	2016	2015
Net revenue:
Product	$120,245	$114,129
Engineering	873	819

Total net revenue	121,118	114,948

Cost of sales:
Product	68,759	62,947
Engineering	723	1,062

Total cost of sales	69,482	64,009

Gross profit	51,636	50,939

Operating expenses:
Research and product development	15,850	17,239
Selling and marketing	18,180	15,233
General and administrative	13,621	13,196
Restructuring	32	3,283

Total operating expenses	47,683	48,951

Income from operations	3,953	1,988

Other expense, net	(442)	(458)

Income before income taxes	3,511	1,530
Provision for income taxes	980	154

Net income	$2,531	$1,376

Net income per common share:
Basic	$0.20	$0.11
Diluted	$0.20	$0.11
Weighted average shares outstanding:
Basic	12,419	12,427
Diluted	12,616	12,607
Dividends declared and paid per share	$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended October 31,
	2016	2015
Net income	$2,531	$1,376
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(1,574)	(519)
Unrecognized gain on pension benefits, net of tax	58	—
Unrealized (loss) gain on foreign currency forward contracts, net of tax	(214)	112

Total other comprehensive loss, net of tax	(1,730)	(407)

Total comprehensive income	$801	$969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,531	$1,376
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	1,909	(71)
Depreciation and amortization	5,536	5,648
Share-based compensation expense	1,659	2,382
Write down of demo equipment to net realizable value	456	553
Provision for excess and obsolescence inventory	392	62
Excess tax benefit from share-based compensation	(5)	(68)
Change in fair value of contingent consideration	64	—
Provision for doubtful accounts, net of recovery	48	16
Gain on sale of property, plant and equipment	(3)	—
Net changes in operating assets and liabilities:
Accounts receivable	19,995	25,401
Inventory	(2,111)	(12,794)
Prepaid expenses and other assets	139	(2,239)
Accounts payable	2,679	2,250
Accrued liabilities	(2,491)	(7,453)
Deferred revenue	(791)	(54)
Customer deposits	98	(12)
Accrued income taxes and income taxes receivable	(1,521)	(1,604)
Other liabilities	(2,061)	298

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,523	13,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(3,282)	(2,820)
Proceeds from the sale of property, plant, and equipment	69	—

NET CASH USED IN INVESTING ACTIVITIES	(3,213)	(2,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	2,336	1,194
Repurchase of common stock	—	(3,608)
Shares repurchased for taxes for vested employee restricted stock grants	(826)	(618)
Excess tax benefit from share-based compensation	5	68
Dividends paid to shareholders	(1,242)	(1,244)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	273	(4,208)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(328)	43

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,255	6,706
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,697	123,800

CASH AND CASH EQUIVALENTS, END OF PERIOD	$141,952	$130,506

Supplemental disclosures of cash flow information:
Non-cash transfer of demonstration inventory to fixed asset	$1,018	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in millions, except share and per share data)

1. Basis of presentation

Throughout this Quarterly Report on Form 10-Q, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation.

Our unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission, or SEC, for quarterly reports on Form 10-Q. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We report our financial condition and results of operations on a fiscal year basis ending on July 31st of each year. The three months ended October 31, 2016 and 2015 represent the first quarters of fiscal years 2017 and 2016, respectively.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the period ended October 31, 2016 are not necessarily indicative of the operating results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2016, or fiscal year 2016, included in our Annual Report on Form 10-K as filed with the SEC on September 27, 2016. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States of America.

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

Reclassifications and revisions to prior period financial statements

Certain financial statement items have been reclassified to conform to the current period presentation. We separately presented write down of demo equipment to net realizable value and provision for excess and obsolescence inventory on our October 31, 2015 Consolidated Statements of Cash Flows to conform to the current period presentation. There was no impact on our Consolidated Statements of Operations as a result of these reclassifications.

Additionally, we have recorded out-of-period adjustments in the quarterly period for the three months ended October 31, 2016. These adjustments were identified and corrected during the current quarter financial closing process and relate to fiscal years ended July 31, 2014, 2015 and 2016, but were not reflected in our prior filings because they were deemed immaterial. These out-of-period adjustments are treated as corrections to our prior period financial results, aggregating to approximately $1.0 million reflecting a $0.4 million decrease in net revenue, a $0.4 million increase to cost of sales and a $0.2 million increase to selling and marketing expenses. We have determined that the errors, individually and in the aggregate, were not material to prior periods. We do not expect these out-of-period adjustments to have a material impact on our consolidated financial statements for the full annual period ended July 31, 2017.

2. Recent accounting pronouncements

Accounting pronouncements issued and recently adopted

Cloud computing arrangements

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other–Internal-Use Software (Subtopic 350-40).” The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. The provisions were effective for us in the first quarter of our fiscal year ending July 31, 2017. Effective August 1, 2016, we adopted ASU 2015-05. The adoption of this update did not have a material impact on our consolidated financial statements.

Disclosure of uncertainties about an entity’s ability to continue as a going concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard requires management to evaluate an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and should be applied on a prospective basis. Early adoption is permitted. The provisions would be effective for us for our annual period ending on July 31, 2017. We elected early adoption of ASU 2014-15 during our first quarter of fiscal year beginning on August 1, 2016 on a prospective basis. The adoption of this update did not have a material impact on our consolidated financial statements.

Accounting pronouncements issued and not yet effective

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” The amendments provide guidance on the eight specific cash flow statement presentation and classification issues as follows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The standard will be effective for us in the first quarter of our fiscal year ending July 31, 2019. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Improvements to employee share-based payment accounting

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC 718, “Stock Based Compensation.” The amendments require that all excess tax benefits be recorded as an income tax benefit or expense in the income statement and be classified as an operating activity in the statement of cash flows. Entities may also elect to estimate the amount of forfeitures or recognize them as they occur. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard will be effective for us in the first quarter of our fiscal year ending July 31, 2018 and early adoption is permitted. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The standard requires lessees to recognize assets and liabilities for most leases on the balance sheet. For income statement purposes, the standard requires leases to be classified as either operating or finance. The standard is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The standard will be effective for us in the first quarter of our fiscal year ending July 31, 2020. Adoption requires application of the new guidance for all periods presented. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Revenue from contracts with customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition requirements and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update should be applied either on a retrospective or modified retrospective basis. This update was originally effective for us in the first quarter of our fiscal year ending July 31, 2018. Early adoption was not permitted. In August 2015, the FASB approved a one year delay of the effective date of the new revenue standard for public entities. Therefore, this update would be effective for us in the first quarter of our fiscal year ending July 31, 2019. The standard permits entities to early adopt, but only as of the original effective date (i.e. one year earlier). We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

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

Our top ten customers combined accounted for approximately 64% and 62% of our total net revenue for each of the three months ended October 31, 2016 and 2015, respectively. Set forth in the table below are customers which individually accounted for 10% or more of our net revenue.

	Three Months Ended October 31,
	2016	2015
Koninklijke Philips Electronics N.V., or Philips	13%	13%
Siemens AG	13%	14%
L-3 Communications Corporation, or L-3	10%	*
Toshiba Corporation, or Toshiba	*	11%

Note (*): Total net revenue was less than 10% in this period.

The following table summarizes our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of October 31, 2016	As of July 31, 2016
L-3	17%	17%
Philips	13%	15%

4. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

(in millions)	As of October 31, 2016	As of July 31, 2016
Raw materials	$70.4	$68.6
Work in process	44.2	45.6
Finished goods	30.6	31.3

Total inventory	$145.3	$145.5

5. Goodwill and intangible assets

Goodwill

Analogic has goodwill balances of $73.9 million at both October 31, 2016 and July 31, 2016. We review periodically for impairment indicators and perform a formal goodwill impairment test in the second quarter of each fiscal year.

Intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and trade names. The estimated useful lives for all of these intangible assets, excluding a trade name determined to have an indefinite life, range between 1 to 14 years. Indefinite-lived intangible assets consist of trade names acquired in business combinations. The carrying values of our indefinite-lived intangible assets were $7.6 million at both October 31, 2016 and July 31, 2016.

Intangible assets are summarized as follows:

		As of October 31, 2016			As of July 31, 2016
(in millions)	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years	$29.9	$15.9	$14.0	$29.9	$15.1	$14.8
Customer relationships	13 years	47.1	26.4	20.7	47.1	25.2	21.9
Trade names	3 years	1.9	1.0	0.9	1.9	1.0	0.9

Total finite-lived intangible assets		$78.9	$43.3	$35.6	$78.9	$41.3	$37.6

Amortization expense related to acquired intangible assets was $2.0 million and $2.0 million for the three months ended October 31, 2016 and 2015 respectively.

The estimated future amortization expense related to intangible assets for the five succeeding fiscal years is expected to be as follows:

(in millions)	Estimated Future Amortization Expense
Remaining 2017	$5.9
2018	6.9
2019	5.7
2020	5.3
2021	4.8
Thereafter	7.0

$35.6

We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2015 and concluded that there was no impairment. There have been no indicators of impairment that would warrant another impairment assessment prior to December 31, 2016.

6. Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis at October 31, 2016 and July 31, 2016:

	Fair Value Measurements at October 31, 2016
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$142.0	$142.0	$—	$—
Plan assets for deferred compensation	6.3	6.3	—	—

Total assets at fair value	$148.3	$148.3	$—	$—

Liabilities
Contingent consideration	$12.3	$—	$—	$12.3
Foreign currency forward contracts	0.6	—	0.6	—

Total liabilities at fair value	$12.9	$—	$0.6	$12.3

	Fair Value Measurements at July 31, 2016
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$118.7	$118.7	$—	$—
Plan assets for deferred compensation	5.9	5.9	—	—

Total assets at fair value	$124.6	$124.6	$—	$—

Liabilities
Contingent consideration	$12.2	$—	$—	$12.2
Foreign currency forward contracts	0.3	—	0.3	—

Total liabilities at fair value	$12.5	$—	$0.3	$12.2

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

The fair value of the contingent payments associated with the acquisition of PocketSonics, Inc., or PocketSonics, was calculated utilizing 100% probability for the earn out associated with the Section 510(k) clearance obtained from the Food and Drug Administration, or FDA, on April 9, 2014 and the first commercial shipment as defined in the purchase agreement, in the fiscal year ending July 31, 2016, or fiscal year 2016. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics to its then current fair value and record changes in the fair value to the Consolidated Statements of Operations. Changes in contingent consideration result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There was no change in the fair value of our contingent consideration obligation during the three months ended October 31, 2016. As of October 31, 2016 and July 31, 2016 the fair value of the contingent consideration obligation was reported in Other current liabilities as $2.0 million, in the Consolidated Balance Sheets. We anticipate paying out the $2.0 million contingent liability by the end of the third quarter during fiscal year 2017. Please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016 for more information on the acquisition of Pocketsonics.

The fair value of the contingent payment obligation associated with the acquisition of Oncura was valued using a Monte Carlo simulation. The fair value of the contingent payment obligation of Oncura will be revalued each quarter to its then fair value and we will record changes in the fair value as contingent consideration expense within our Consolidated Statement of Operations within general and administrative operating expenses. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated future volume sales and gross margin targets and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating the fair value require significant judgment. The use of different assumptions and judgments could result in a different estimate of fair value. There was a $0.1 million increase in the fair value of our contingent consideration obligation during the quarter ended October 31, 2016. As of October 31, 2016, the fair value of the contingent consideration obligation associated with the Oncura acquisition was $2.5 million within short-term contingent consideration and $7.8 million within long-term contingent consideration, in the Consolidated Balance Sheets. For more information on the acquisition of Oncura, please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

7. Derivative instruments

Certain of our foreign operations have revenue and expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses.

As of October 31, 2016, we have forward contracts outstanding with notional amounts totaling $13.4 million. These contracts are designated as cash flow hedges, and the unrealized loss of $0.4 million, net of tax, on these contracts are reported in Accumulated other comprehensive income as of October 31, 2016. Assets and liability derivatives designated as hedging instruments are presented in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. At October 31, 2016 we had a derivative liability of $0.6 million included in other liabilities on our Consolidated Balance Sheet.

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

Realized gains and (losses) on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During the three months ended October 31, 2016 and 2015, we recorded approximately $0.1 million and $0.2 million of realized loss, respectively, included in in our Consolidated Statements of Operations.

8. Common stock repurchases

On June 2, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock. Repurchases under this program will be funded by our available cash. The repurchase program does not have a fixed expiration date. During the three months ended October 31, 2016 no shares have been repurchased under this program. The cumulative shares that were repurchased and retired under the program were 367,193 shares of common stock for $29.0 million at an average purchase price of $78.93 per share.

On May 26, 2016, our board of directors authorized the repurchase of up to $15.0 million of our common stock. No shares have been repurchased under this program.

9. Accumulated other comprehensive income

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

The following table summarizes components of Accumulated other comprehensive (loss) income for the three months ended October 31, 2016:

(in millions)	Unrealized Gain on Foreign Currency Forward Contracts	Unrealized Losses on Pension Plan	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of July 31, 2016	$(0.2)	$(4.9)	$(3.4)	$(8.5)

Pre-tax change before reclassification to earnings	—	0.1	(1.6)	(1.5)
Amount reclassified to earnings	(0.3)	—	—	(0.3)
Income tax benefit (provision)	0.1	—	—	0.1

Balance as of October 31, 2016	$(0.4)	$(4.8)	$(5.0)	$(10.2)

The ineffective portion of the unrealized losses on foreign currency forward contracts and unrealized gains or losses on currency translation adjustment are included in other expense, net on our Consolidated Statements of Operations.

10. Share-based compensation

The following table presents share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended October 31,
(in millions)	2016	2015
Cost of product sales	$0.1	$0.2
Cost of engineering sales	—	—
Research and product development	0.3	0.5
Selling and marketing	0.4	0.4
General and administrative	0.8	1.3

Total share-based compensation expense before tax	1.6	2.4
Income tax effect	(0.5)	(0.7)

Share-based compensation expense included in net income	$1.1	$1.7

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

No stock options were granted during the three months ended October 31, 2016 and October 31, 2015.

The total intrinsic value of options exercised during the three months ended October 31, 2016 and 2015 was $0.7 million and $0.3 million, respectively.

Restricted stock and restricted stock units

We estimate the fair value of restricted stock units, or RSUs, that vest based on service conditions using the quoted closing price of our common stock on the date of grant. Share-based compensation expense is amortized over each award’s vesting period on a straight-line basis for all awards with service and performance conditions that vest at the end of the performance cycle, while the accelerated method applies to other awards with both service and performance conditions.

For our non-GAAP earnings per share, or EPS awards, the compensation cost is amortized over the performance period on a straight-line basis, net of forfeitures, because such awards vest only at the end of the performance period. The compensation cost is based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is done each quarter and changes in estimates can result in significant expense fluctuations due to the cumulative catch-up adjustment. We estimate the fair value of the non-GAAP EPS awards using the quoted closing price of our common stock on the date of grant.

For our relative total shareholder return, or TSR awards, which are based on market performance of our stock as compared to an industry peer group, the compensation cost is amortized over the performance period on a straight-line basis net of forfeitures, because the awards vest only at the end of the measurement period and the probability of actual shares expected to be earned is considered in the grant date valuation. As a result, the expense is not adjusted to reflect the actual shares earned. We estimate the fair value of the TSR awards using the Monte-Carlo simulation model.

We granted 28,148 and 23,050 TSR awards and 62,032 and 30,124 non-GAAP EPS awards during the three months ended October 31, 2016 and October 31, 2015, respectively. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	Three Months Ended October 31,
	2016	2015
Stock price (1)	$90.23	$84.23
Expected volatility (2)	27.0%	26.4%
Risk-free interest rate (3)	0.85%	1.03%
Expected annual dividend yield (4)	0.00%	0.00%
Weighted average grant date fair value of time-based restricted stock awards	$89.39	$84.20
Weighted average grant date fair value of performance based restricted stock awards	$87.05	$98.66

(1)	The stock price is the closing price of our common stock on the date of grant.
(2)	The expected volatility for each grant is determined based on the historical volatility for the peer group companies and our common stock over a period equal to the remaining term of the performance period from the date of grant for all awards.
(3)	The risk-free interest rate is determined based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the performance period.
(4)	Dividends are considered reinvested when calculating TSR. The dividend yield is therefore considered to be 0%.

The total fair value of RSUs that vested during the three months ended October 31, 2016 and 2015 was $2.6 million and $2.0 million, respectively.

As of October 31, 2016, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $18.5 million. This cost will be recognized over an estimated weighted average amortization period of 1.6 years and assumes target performance for the non-GAAP EPS awards.

11. Restructuring charges

Fiscal Year 2016 Restructuring Plan

On September 16, 2015, we announced our fiscal year 2016 restructuring plan, or 2016 Restructuring Plan. This plan includes the transition of certain manufacturing activities from our Peabody, Massachusetts location to our existing facility in Shanghai, China, and a reduction in force in order to align our research and development investment with expected customer funding. We had a pre-tax adjustment of approximately $0.03 million to restructuring during the quarter ended October 31, 2016. We incurred pre-tax charges of $3.3 million during the quarter ended October 31, 2015, primarily relating to severance and personnel related costs for terminated employees. We expect that the 2016 Restructuring Plan will be substantially completed during fiscal year 2017.

Current Period Activity

The following table summarizes accrued restructuring activities for the three months ended October 31, 2016:

(in millions)	Employee Severance and Benefits (A)	Other Restructuring Costs (A)	Total
Balance at July 31, 2016	$5.2	$—	$5.2
Adjustments	0.03	—	0.03
Cash payments	(2.7)	—	(2.7)

Balance at October 31, 2016	$2.5	$—	$2.5

(A)	Activity during the period pertains to the 2016 Restructuring Plan.

The following table summarizes accrued restructuring activities for the three months ended October 31, 2015:

(in millions)	Employee Severance and Benefits (A)	Facility Exit Costs (B)	Other Restructuring Costs (A)	Total
Balance at July 31, 2015	$0.2	$0.4	$—	$0.6
Restructuring charge	3.2	—	0.1	3.3
Cash payments	(0.5)	(0.1)	(0.1)	(0.7)

Balance at October 31, 2015	$2.9	$0.3	$—	$3.2

(A)	All activity during the period pertains to the 2014 Restructuring Plan. For more information on the 2014 Restructuring Plan, please refer to Note 4. Restructuring charges on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.
(B)	All activity during the period pertains to the 2013 Restructuring Plan. For more information on the 2013 Restructuring Plan, please refer to Note 4. Restructuring charges on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	For Three Months Ended October 31,
(in millions)	2016	2015
Medical Imaging	$0.02	$2.0
Ultrasound	0.01	0.7
Security and Detection	—	0.6

Total restructuring and related charges	$0.03	$3.3

Accrued restructuring charges are classified on the Consolidated Balance Sheets in the Current Liabilities section.

12. Net income per common share

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

Basic and diluted net income per share are calculated as follows:

	Three Months Ended October 31,
(in millions, except per share data and share data in thousands)	2016	2015
Net income	$2.5	$1.4
Weighted average number of common shares outstanding-basic	12,419	12,427
Effect of dilutive securities:	—	—
Stock options and restricted stock units	197	181

Weighted average number of common shares outstanding-diluted	12,616	12,607

Basic net income per share	$0.20	$0.11
Diluted net income per share	$0.20	$0.11
Anti-dilutive shares related to outstanding stock options and unvested restricted stock (A)	1	154

(A)	These shares related to outstanding stock options and unvested restricted stock were not included in our calculations of diluted earnings per share, as the effect of including them would be anti-dilutive.

13. Income taxes

The following table presents the provision for income taxes and our effective tax rate for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
(in millions except percentages)	2016	2015
Provision for income taxes	$1.0	$0.2
Effective tax rate	28%	10%

The effective income tax rate on operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended October 31, 2016 is lower than the statutory rate of 35% primarily due to income generated outside the United States in countries with lower tax rates, tax credits in the United States and Canada, and the manufacturing deduction in the United States. The tax provision for the three months ended October 31, 2016 includes discrete tax benefits totaling less than $0.1 million.

Our effective tax rate for the three months ended October 31, 2015 is lower than the statutory rate of 35% primarily due to income generated outside the United States in countries with lower tax rates, and tax credits in Canada. The tax provision for the three months ended October 31, 2015 includes discrete tax benefits totaling $0.2 million. Because the profits before tax in that period were $1.5 million, the discrete tax benefits, though relatively small, had a large impact on the tax rate in the period.

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of October 31, 2016, we have concluded all U.S. Federal income tax matters through the year ended July 31, 2012.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At October 31, 2016 and July 31, 2016, we had approximately $0.5 million and $0.4 million accrued for interest and penalties on unrecognized tax benefits.

At October 31, 2016, we had $7.5 million of unrecognized tax benefits for uncertain tax positions and $0.5 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid.

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

14. Segment information

Our business is strategically aligned into three segments: Medical Imaging, Ultrasound, and Security and Detection. Our business segments are described as follows:

•	Medical Imaging primarily includes systems and subsystems for CT and MRI medical imaging equipment as well as state-of-the-art, selenium-based detectors for screening of breast cancer and other diagnostic applications in mammography.

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery, and point-of-care markets.

•	Security and Detection includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in the checked baggage screening at airports worldwide.

The tables below present information about our reportable segments:

	Three Months Ended October 31,
(in millions)	2016	2015
Product revenue:
Medical Imaging	$66.5	$64.3
Ultrasound	35.6	36.5
Security and Detection	18.1	13.3

Total product revenue	$120.2	$114.1

Engineering revenue:
Medical Imaging	$0.7	$0.6
Ultrasound	0.2	0.2
Security and Detection	—	—

Total engineering revenue	$0.9	$0.8

Net revenue:
Medical Imaging	$67.2	$64.9
Ultrasound	35.8	36.7
Security and Detection	18.1	13.3

Total net revenue	$121.1	$114.9

Income from operations:
Medical Imaging (A)	$6.7	$6.2
Ultrasound (B)	(5.8)	(4.4)
Security and Detection (C)	3.0	0.2

Total income from operations	3.9	2.0
Total other income, net	(0.4)	(0.5)

Income before income taxes	$3.5	$1.5

(in millions)	As of October 31, 2016	As of July 31, 2016
Identifiable total assets by segment:
Medical Imaging	$177.6	$191.1
Ultrasound	150.3	152.5
Security and Detection	44.6	49.8

Total reportable segment assets	372.5	393.4
Corporate assets (D)	188.0	165.6

Total identifiable assets	$560.5	$559.0

(in millions)	As of October 31, 2016	As of July 31, 2016
Goodwill by segment:
Medical Imaging	$1.9	$1.9
Ultrasound	71.5	71.5
Security and Detection	0.5	0.5

Total goodwill	$73.9	$73.9

(A)	Includes restructuring charges of $0.02 million and $2.0 million for October 31, 2016 and October 31, 2015, respectively.
(B)	Includes restructuring charges of $0.01 million and $0.7 million for October 31, 2016 and October 31, 2015, respectively.
(C)	Includes restructuring charges of $0.0 million and $0.6 million for October 31, 2016 and October 31, 2015, respectively.
(D)	Includes cash and cash equivalents of $121.2 million and $97.3 million as of October 31, 2016 and July 31, 2016, respectively.

15. Guarantees, commitments and contingencies

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2016.

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

The following table presents our product warranty liability as of October 31, 2016:

(in millions)	As of October 31, 2016
Beginning balance	$6.3
Provision	0.2
Settlements made in cash or in kind during the period	(0.3)

Ending balance	$6.2

At October 31, 2016 and July 31, 2016, we had deferred revenue for extended product warranty contracts of $0.2 million and $0.2 million, respectively.

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

As of October 31, 2016, our leverage ratio was 0.004:1.00 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of October 31, 2016, we were in full compliance with all financial and operating covenants contained in the Credit Agreement.

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

As of October 31, 2016 and July 31, 2016, we had approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under any of our credit facilities at October 31, 2016 and July 31, 2016, respectively.

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

16. Subsequent events

We declared a dividend of $0.10 per share of common stock on December 1, 2016, which will be paid on December 30, 2016 to stockholders of record on December 16, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of our financial condition and results of operations and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report. The discussion contains statements, which, to the extent that they are not a recitation of historical facts, constitute “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including, statements about product development, market and industry trends, strategic initiatives, regulatory approvals, sales, profits, expenses, price trends, research and development expenses and trends, and capital expenditures, we make in this document or in any document incorporated by reference are forward-looking. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to differ materially from the projected results. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal year 2016 as filed with the U.S. Securities and Exchange Commission, or SEC on September 27, 2016 for a discussion of the primary risks and uncertainties known to us.

In addition, any forward-looking statements represent management’s views only as of the date of this Quarterly Report on Form 10-Q was filed with the SEC and should not be relied upon as representing management’s views as of any subsequent date. While management may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its views change, except as required by law.

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended October 31, 2016 and 2015 represent the first quarters of fiscal years 2017 and 2016, respectively.

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

On October 24, 2016, we issued a press release announcing that James W. Green would step down as President and Chief Executive Officer and resign from his position as a member of the Company’s Board of Directors, effective October 31, 2016. The Company’s Board of Directors appointed medical imaging industry executive Dr. Fred B. Parks, who has been a director of the Company since 2007, to serve as the Company’s new President and Chief Executive Officer, effective as of October 31, 2016. For more information on our CEO transition, please refer to our Current Report on Form 8-K, as filed with the SEC on October 27, 2016.

Financial Results

The following table summarizes our financial results:

	Three Months Ended October 31,		Percentage Change
(in millions, except per share amounts and percentages)	2016	2015
Total net revenues	$121.1	$114.9	5%
Gross profit	$51.6	$50.9	1%
Gross margin	42.6%	44.3%
Income from operations	$3.9	$2.0	95%
Operating margin	3.2%	1.7%
Net income	$2.5	$1.4	79%
Diluted net income per share	$0.20	$0.11	82%

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

Results of Operations

Three months ended October 31, 2016 compared to the three months ended October 31, 2015

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	Three Months Ended October 31,		Percentage Change
(in millions except percentages)	2016	2015
Medical Imaging	$66.5	$64.3	3%
Ultrasound	35.6	36.5	-2%
Security and Detection	18.1	13.3	36%

Total product revenue	$120.2	$114.1	5%

Medical Imaging

During the three months ended October 31, 2016, our Medical Imaging revenue increased by 3%, primarily due to the favorable timing of MRI shipments.

Ultrasound

During the three months ended October 31, 2016, our Ultrasound revenue decreased by 2%, primarily due to a decrease in customer demand of legacy OEM probes partially offset by an increase in direct Ultrasound shipments.

Security and Detection

During the three months ended October 31, 2016, our Security and Detection revenue increased by 36% due to increased volume across all products.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	Three Months Ended October 31,		Percentage Change
(in millions except percentages)	2016	2015
Medical Imaging	$0.7	$0.6	17%
Ultrasound	0.2	0.2	0%
Security and Detection	—	$—	0%

Total engineering revenue	$0.9	$0.8	13%

The change in engineering revenue for the three months ended October 31, 2016 was primarily due to timing of work done on customer-funded engineering projects in the Medical Imaging segment.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	Three Months Ended October 31,		Percentage Change
(in millions except percentages)	2016	2015
Product gross profit	$51.5	$51.2	1%
Product gross margin	42.8%	44.8%

Product gross margin decreased by 2 points during the three months ended October 31, 2016, primarily due to product/segment mix.

Engineering gross margin

Engineering gross margin is summarized as follows:

	Three Months Ended October 31,		Percentage Change
(in millions except percentages)	2016	2015
Engineering gross profit	$0.1	$(0.2)	-150%
Engineering gross margin	17.2%	-29.7%

The increase in the engineering gross margin during the three months ended October 31, 2016 was due to higher estimated costs associated with an engineering project during the three months ended October 31, 2015.

Operating expenses

Operating expenses are summarized as follows:

	Three Months Ended October 31,		Percentage Change	Percentage of Net Revenue
(in millions except percentages)	2016	2015		2016	2015
Research and product development	$15.9	$17.2	-7.6%	13.1%	15.0%
Selling and marketing	18.2	15.2	19.7%	15.0%	13.2%
General and administrative	13.6	13.2	3.0%	11.2%	11.5%
Restructuring	0.03	3.3	-99.1%	0.0%	2.9%

Total operating expenses	$47.7	$48.9	-2.5%	39.3%	42.6%

Operating expenses for the three months ended October 31, 2016 decreased by $1.2 million, or 2.5%, versus the prior year comparable period.

Research and product development expenses decreased by $1.3 million, or 7.6% during the three months ended October 31, 2016 due to savings related to headcount reductions.

Selling and marketing expenses increased by $3.0 million, or 19.7% during the three months ended October 31, 2016 primarily due to the $2.2 million sales related costs associated with Oncura business and other sales related costs.

General and administrative expenses increased by $0.4 million, or 3.0% during the three months ended October 31, 2016 primarily due to $1.4 million of CEO transition related costs, partially offset by the suspension of the US federal medical device excise tax and lower compensation-related costs.

Restructuring expenses were $0.03 million during the three months ended October 31, 2016, versus $3.3 million recorded during the prior year comparable period, primarily due to expenses related to the Fiscal Year 2016 Restructuring Plan. Please refer to Note 11. Restructuring charges for more information on the Fiscal Year 2016 Restructuring Plan.

Other expense, net

Other expense, net was $0.4 million and $0.5 million during the three months ended October 31, 2016 and 2015, respectively. Other expense, net was predominantly due to foreign currency exchange losses from our foreign subsidiaries.

Provision for income taxes

The following table presents the provision for income taxes and our effective tax rate for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
(in millions except percentages)	2016	2015
Provision for income taxes	$1.0	$0.2
Effective tax rate	28%	10%

The effective income tax rate on continuing operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended October 31, 2016 is lower than the statutory rate of 35% primarily due to income generated outside the United States in countries with lower tax rates, tax credits in the United States and Canada, and the manufacturing deduction in the United States. The tax provision for the three months ended October 31, 2016 includes discrete tax benefits totaling less than $0.1 million.

Our effective tax rate for the three months ended October 31, 2015 is lower than the statutory rate of 35% primarily due to income generated outside the United States in countries with lower tax rates, and tax credits in Canada. The tax provision for the three months ended October 31, 2015 includes discrete tax benefits totaling $0.2 million. Because the profits before tax in that period were $1.5 million, the discrete tax benefits, though relatively small, had a large impact on the tax rate in the period.

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

Net income and diluted net income per share

Net income and diluted net income per share are summarized as follows:

	Three Months Ended October 31,
(in millions except percentages)	2016	2015
Net income	$2.5	$1.4
% of net revenue	2%	1%
Diluted net income per share from operations	$0.20	$0.11

The increase in net income and diluted net income per share for the three months ended October 31, 2016 was primarily due to higher revenues and lower operating expenses, partially offset by lower gross margin and a higher provision for income taxes

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

(in millions)	As of October 31, 2016	As of July 31, 2016	Percentage Change
Cash and cash equivalents (A)	$142.0	$118.7	20%
Working capital	$316.6	$310.3	2%

(A)	Includes approximately $46.5 million and $45.3 million of cash and cash equivalents held outside the U.S. at October 31, 2016 and July 31, 2016, respectively.

As of October 31, 2016, we had cash and cash equivalents of $142.0 million, a $23.3 million increase from July 31, 2016, as we generated $26.3 million in cash from operations and $2.3 million from the issuance of stock. This was offset by $3.3 million paid for additions to property and equipment, $1.2 million cash payment to shareholders for dividends, and $0.8 million for the shares surrendered for taxes for vested employee restricted stock grants.

The increase in working capital from July 31, 2016 to October 31, 2016 was primarily attributable to an increase in cash of $23.3 million, increase in income tax receivable of $2.7 million, decrease in accrued restructuring charges of $2.7 million, increase in prepaid expenses and other current assets of $1.9 million, and a decrease in deferred revenue of $0.8 million, partially offset by a decrease in accounts receivable of $20.5 million, an increase in accounts payable of $2.8 million, an increase in accrued income tax of $1.2 million, and an increase in accrued employee compensation and benefits of $0.5 million.

Cash and cash equivalents at October 31, 2016 and July 31, 2016 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at October 31, 2016 and July 31, 2016 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	Three Months Ended October 31,		Percentage Change
(in millions, except percentages)	2016	2015
Net cash provided by operating activities	$26.5	$13.7	93%
Net cash used in investing activities	(3.2)	(2.8)	14%
Net cash provided by (used in) financing activities	0.3	(4.2)	-107%
Effect of exchange rate changes on cash	(0.3)	—	100%

Net increase in cash and cash equivalents	$23.3	$6.7	248%

Operating activities

Net cash provided by operating activities during the three months ended October 31, 2016 primarily reflects our net income of $2.5 million, $5.5 million related to depreciation and amortization, as well as collection of accounts receivable, which decreased by $20.0 million.

Net cash provided by operating activities during the three months ended October 31, 2015 primarily reflects our net income of $1.4 million, as well as collections of accounts receivable, which decreased by $25.4 million. This was partially offset by an increase in inventory of $12.6 million to support growing demand and new product launches in fiscal year 2016.

Investing activities

Net cash used in investing activities during the three months ended October 31, 2016 was driven by purchases of property, plant and equipment of $3.3 million.

Net cash used in investing activities during the three months ended October 31, 2015 was driven by purchases of property, plant and equipment of $2.8 million.

Financing activities

Net cash provided by financing activities during the three months ended October 31, 2016 primarily reflected proceeds from the issuance of common stock amounting to $2.3 million associated with share-based compensation and CEO transition related exercise of stock options, partially offset by $1.2 million of dividends paid to stockholders and $0.8 million used for shares surrendered for taxes paid related to vested employee restricted stock.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Our contractual obligations at October 31, 2016 related to our operating leases, purchase obligations, pension, and contingent consideration affect our liquidity and cash flows in future periods.

Operating Leases – Certain of our subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. We lease certain other real property and equipment under operating leases which, in the aggregate, are not significant. At October 31, 2016 and July 31, 2016, total commitments related to our operating leases were $5.9 million and $6.5 million, respectively.

Purchase Obligations – We enter into certain long-term agreements with customers, which obligate us to purchase goods or services. At October 31, 2016 and July 31, 2016, total purchase obligations were $31.8 million and $23.9 million, respectively.

Pension – Our Canadian subsidiary, Analogic Canada Corporation, formerly known as ANRAD Corporation, sponsors a defined benefit retirement plan called the Analogic Canada Corporation Retirement Plan, or the “Analogic Canada Plan”. The Analogic Canada Plan was frozen to new accruals during fiscal year 2015. The Analogic Canada Plan provides benefits to employees based on a formula recognizing length of service and final average earnings. Please refer to Note 14. Retirement Plans in our Annual Report on Form 10-K for the fiscal year ending 2016 for details. The benefit obligation at October 31, 2016 and July 31, 2015 totaled $4.3 million and $4.4 million, respectively.

Contingent Consideration – In connection with the acquisition of Oncura, as of October 31, 2016, we recorded a contingent consideration obligation of $10.3 million. In connection with the acquisition of PocketSonics, as of October 31, 2016, we recorded a contingent consideration obligation of $2.0 million. Please refer to Note 6. Fair value measurements for more information.

Financing Arrangements

On November 23, 2015, we entered into a five-year revolving credit agreement, or Credit Agreement, with the financial institutions identified therein as lenders, which included JPMorgan Chase Bank, N.A., TD Bank, N.A., Wells Fargo Bank, N.A., HSBC Bank, N.A., and People’s United Bank, N.A. The Credit Agreement provides $100.0 million in available credit and expires on November 23, 2020, when all outstanding borrowings must be paid in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty. We did not have any borrowings outstanding under this Credit Agreement as of October 31, 2016. Please refer to Note 15. Guarantees, commitments and contingencies for more information on the Credit Agreement.

As of October 31, 2016, we also have approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings.

Tax Related Obligations

At October 31, 2016, we had $7.5 million of unrecognized tax benefits for uncertain tax positions and $0.5 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 13. Income taxes to our consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

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

For a detailed discussion of our critical accounting policies, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 23, in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016. Those policies and the estimates involved in their application relate to revenue recognition, allocation of consideration in multiple element revenue arrangements, inventory write-down, share-based compensation, warranty reserves, business combinations, and impairment of goodwill and indefinite lived intangible assets, income tax contingencies, and deferred tax valuation allowances. We continue to evaluate our estimates and judgments on an on-going basis. By their nature, these policies require management to make difficult and subjective judgments, often on matters that are inherently uncertain. Our estimates and judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016. There have been no material changes during the three months ended October 31, 2016 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of October 31, 2016, please refer to Note 15. Guarantees, commitments and contingencies to our consolidated financial statements included in this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended October 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
8/1/2016-8/31/2016	—	$—	256	$16,006
9/1/2016-9/30/2016	—	$—	7,751	$16,006
10/1/2016-10/31/2016	—	$—	1,280	$16,006

Total	—	$—	9,287

(1)	During the first quarter of fiscal year 2017 we did not repurchase shares of our common stock in open-market transactions. No shares were purchased in Q1 FY17 pursuant to a repurchase program authorized by our board of directors that was announced on June 2, 2014 to repurchase up to $30 million of our common stock. The repurchase program does not have a fixed expiration date.

On May 26, 2016, our board of directors authorized the repurchase of up to $15.0 million of our common stock. No shares have been repurchased under this program.

(2)	Includes 9,287 shares, consisting of 256 shares, 7,751 shares and 1,280 shares of our common stock, surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in August, September and October 2016, respectively.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: December 7, 2016	/s/ Fred B. Parks
Fred B. Parks President and Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2016	/s/ Mark T. Frost
Mark T. Frost Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

*10.1	Employment Agreement, dated October 27, 2016, by and between Fred B. Parks and Analogic Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2016

*10.2	Separation and Release of Claim Agreement, dated October 27, 2016, between Analogic Corporation and James W. Green.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2016

10.3	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2017 Annual Incentive Plan

10.4	Form of Director Annual Stock Retainer and Annual Retainer Deferral Election under Amended and Restated Employee Stock Purchase Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2016 and July 31, 2016, (ii) Consolidated Statements of Operations for the Three Months Ended October 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended October 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.