Form 10-Q
period 2017-04-30
ANALOGIC CORP
filed 2017-06-07
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If  an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes   ☐  No   ☒

As of May 30, 2017, there were 12,470,526 shares of common stock outstanding.

ANALOGIC CORPORATION

Form 10Q – Quarterly Report

For the Quarterly Period Ended April 30, 2017

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share and per share data)

	April 30,	July 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$158,633	$118,697
Accounts receivable, net of allowance for doubtful accounts of $1,160 and $1,070 as of April 30, 2017 and July 31, 2016, respectively	93,560	112,412
Inventory	144,344	145,513
Income tax receivable	1,902	3,004
Prepaid expenses and other current assets	10,229	9,178
Total current assets	408,668	388,804
Property, plant, and equipment, net	105,539	107,790
Intangible assets, net	27,406	45,194
Goodwill	2,344	73,915
Deferred income taxes	19,051	10,671
Other assets	4,669	6,523
Total assets	$567,677	$632,897
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,211	$28,575
Accrued employee compensation and benefits	17,906	18,108
Accrued income tax	2,361	1,610
Accrued warranty	6,205	6,296
Accrued restructuring charges	2,442	5,248
Deferred revenue	4,702	5,359
Customer deposits	4,028	3,476
Contingent consideration	-	4,534
Other current liabilities	5,478	5,261
Total current liabilities	72,333	78,467
Long-term liabilities:
Accrued income taxes, net of current portion	1,858	2,174
Contingent consideration, net of current portion	-	7,705
Other long-term liabilities	11,772	13,374
Total long-term liabilities	13,630	23,253
Guarantees, commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,471,169 shares issued and outstanding as of April 30, 2017; 30,000,000 shares authorized and 12,396,765 shares issued and outstanding as of July 31, 2016	622	619
Capital in excess of par value	156,635	149,005
Retained earnings	335,317	390,013
Accumulated other comprehensive loss	(10,860)	(8,460)
Total stockholders’ equity	481,714	531,177
Total liabilities and stockholders’ equity	$567,677	$632,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net revenue:
Product	$120,791	$126,376	$371,373	$366,443
Engineering	1,371	1,604	3,448	4,354
Total net revenue	122,162	127,980	374,821	370,797
Cost of sales:
Product	68,667	71,340	210,149	202,410
Engineering	1,334	1,707	3,180	3,736
Total cost of sales	70,001	73,047	213,329	206,146
Gross profit	52,161	54,933	161,492	164,651
Operating expenses:
Research and product development	14,900	16,464	46,962	50,269
Selling and marketing	16,356	15,796	51,894	46,278
General and administrative	10,377	13,208	27,978	48,712
Restructuring	2,080	1,839	2,379	8,269
Asset impairment charges	73,051	-	83,474	-
Total operating expenses	116,764	47,307	212,687	153,528
(Loss) income from operations	(64,603)	7,626	(51,195)	11,123
Other income (expense), net	57	(934)	(357)	(4,899)
(Loss) income before income taxes	(64,546)	6,692	(51,552)	6,224
(Benefit) provision for income taxes	(4,882)	1,722	(1,934)	2,863
Net (loss) income	$(59,664)	$4,970	$(49,618)	$3,361
Net (loss) income per common share:
Basic	$(4.78)	$0.40	$(3.98)	$0.27
Diluted	$(4.78)	$0.40	$(3.98)	$0.27
Weighted average shares outstanding:
Basic	12,486	12,392	12,457	12,412
Diluted	12,486	12,553	12,457	12,623
Dividends declared and paid per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net (loss) income	$(59,664)	$4,970	$(49,618)	$3,361
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	178	3,551	(2,415)	303
Unrecognized gain on pension benefits, net of tax	58	26	167	76
Unrealized (loss) gain on foreign currency forward contracts, net of tax	(324)	373	(153)	358
Total other comprehensive (loss) income, net of tax	(88)	3,950	(2,401)	737
Total comprehensive (loss) income	$(59,752)	$8,920	$(52,019)	$4,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,618)	$3,361
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(8,402)	(2,681)
Depreciation and amortization	19,221	17,157
Asset impairment charges	83,474	-
Share-based compensation expense	6,450	7,144
Write down of demo equipment to net realizable value	1,557	2,496
Provision for excess and obsolescence inventory	287	775
Excess tax benefit from share-based compensation	(158)	(300)
Change in fair value of contingent consideration	(10,238)	-
Provision for doubtful accounts, net of recovery	88	67
(Gain) loss on sale of property, plant and equipment	(57)	-
Net changes in operating assets and liabilities:
Accounts receivable	18,295	23,518
Inventory	(5,547)	(24,160)
Prepaid expenses and other assets	596	(2,194)
Accounts payable	608	2,006
Accrued liabilities	(2,845)	11,573
Deferred revenue	(641)	(743)
Customer deposits	554	(85)
Accrued income taxes and income taxes receivable	1,174	(3,839)
Other liabilities	(1,423)	796
Cash paid for contingent consideration	(100)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,275	34,891
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(7,741)	(9,664)
Acquisition of businesses, net of cash acquired	-	(8,026)
Proceeds from the sale of property, plant, and equipment	30	66
NET CASH USED IN INVESTING ACTIVITIES	(7,711)	(17,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	3,090	3,397
Repurchase of common stock	(1,584)	(11,793)
Shares repurchased for taxes for vested employee restricted stock grants	(1,128)	(1,774)
Excess tax benefit from share-based compensation	158	300
Dividends paid to shareholders	(3,771)	(3,726)
Cash paid for financing cost	-	(499)
Contingent consideration paid for business acquisitions	(1,900)	-
NET CASH USED IN FINANCING ACTIVITIES	(5,135)	(14,095)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(493)	1,152
NET INCREASE IN CASH AND CASH EQUIVALENTS	39,936	4,324
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,697	123,800
CASH AND CASH EQUIVALENTS, END OF PERIOD	$158,633	$128,124
Supplemental disclosures of cash flow information:
Non-cash transfer of demonstration inventory to fixed asset	$3,506	$-

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

Our unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission, or SEC, for quarterly reports on Form 10-Q. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We report our financial condition and results of operations on a fiscal year basis ending on July 31st of each year. The nine months ended April 30, 2017 and 2016 represent the third quarters of fiscal years 2017 and 2016, respectively.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for all interim periods presented. The results of operations for the three and nine months ended April 30, 2017 are not necessarily indicative of the operating results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2016, or fiscal year 2016, included in our Annual Report on Form 10-K as filed with the SEC on September 27, 2016. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States of America.

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

Reclassifications and revisions to prior period financial statements

Certain financial statement items have been reclassified to conform to the current period presentation. We separately presented write down of demo equipment to net realizable value and provision for excess and obsolescence inventory on our April 30, 2016 Consolidated Statements of Cash Flows to conform to the current period presentation. There was no impact on our Consolidated Statements of Operations as a result of these reclassifications.

2. Recent accounting pronouncements

Accounting pronouncements issued and recently adopted

None.

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

Revenue from contracts with customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition requirements and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update should be applied either on a retrospective or modified retrospective basis. This update was originally effective for us in the first quarter of our fiscal year ending July 31, 2018. Early adoption was not permitted. In August 2015, the FASB approved a one year delay of the effective date of the new revenue standard for public entities. Therefore, this update would be effective for us in the first quarter of our fiscal year ending July 31, 2019. The standard permits entities to early adopt, but only as of the original effective date (i.e. one year earlier). We are expected to adopt the new standard in the first quarter of our fiscal year 2019 effective August 01, 2018. We are still in the early stage of assessing the adoption method and analyzing the impact of the adoption of this update on our consolidated financial statements. We are unable to quantify the impact at this time. We established a project plan and an implementation team. The implementation team continues to apprise both management and the Audit Committee of project status on a recurring basis.

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

Our top ten customers combined accounted for approximately 61% and 62% of our total net revenue for each of the three months ended April 30, 2017 and 2016, respectively and 63% and 62% of our total net revenue for the nine months ended April 30, 2017 and 2016 respectively. Set forth in the table below are customers which individually accounted for 10% or more of our net revenue.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Koninklijke Philips Electronics N.V., or Philips	14%	14%	14%	13%
Siemens AG	11%	11%	12%	13%
L-3 Communications Corporation, or L-3	11%	10%	10%	*
Toshiba Corporation, or Toshiba	*	*	*	11%

Note (*): Total net revenue was less than 10% in this period.

The following table summarizes our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of	As of
	April 30,	July 31,
	2017	2016
L-3	12%	17%
Philips	21%	15%

4. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

	As of	As of
	April 30,	July 31,
(in millions)	2017	2016
Raw materials	$68.4	$68.6
Work in process	47.5	45.6
Finished goods	28.4	31.3
Total inventory	$144.3	$145.5

5. Intangible assets and goodwill

Intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and trade names. The estimated useful lives for all of these intangible assets, excluding a trade name determined to have an indefinite life, range between 1 to 14 years. Indefinite-lived intangible assets consist of trade names acquired in business combinations. The carrying values of our indefinite-lived intangible assets were $7.6 million at both nine months ended April 30, 2017 and July 31, 2016.

Finite-lived intangible assets are summarized as follows:

		As of April 30, 2017			As of July 31, 2016
(in millions)	Weighted Average Amortization Period	Cost	Accumulated Amortization/ Write-Offs	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years	$17.7	$13.9	$3.8	$29.9	$15.1	$14.8
Customer relationships	13 years	43.7	27.7	16.0	47.1	25.2	21.9
Trade names	3 years	0.9	0.9	-	1.9	1.0	0.9
Total finite-lived intangible assets		$62.3	$42.5	$19.8	$78.9	$41.3	$37.6

Amortization expense related to acquired intangible assets was $1.9 million and $5.9 million for the three and nine months ended April 30, 2017, respectively. Amortization expense related to acquired intangible assets was $2.3 million and $6.3 for the three and nine months ended April 30, 2016, respectively.

During the three months ended April 30, 2017, management noted impairment indicators related to the Oncura intangible assets which had a carrying value of $3.1 million. Oncura is part of our Ultrasound operating segment. Management performed an impairment test based on the projected future cash flows. Further disruption in the sales channel of our vet business in the third quarter of fiscal year 2017 resulted in lower revenues than anticipated for the quarter and a reduced revenue forecast of our Oncura reporting unit, as compared with our prior estimates resulting in the recording of an impairment charge of $3.1 million, including a write-off of customer relationship of $2.4 million and a write-off of trade name of $0.7 million. We recorded these amounts in the asset impairment charges caption in our accompanying unaudited consolidated statements of operations. For more information on the acquisition of Oncura, please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

During the three months ended April 30, 2017, management noted impairment indicators related to the PocketSonics intangible assets which had a carrying value of $8.1 million. PocketSonics is part of our Ultrasound operating segment. Management performed an impairment test based on the projected future cash flows and based on a decision during the third quarter of fiscal year 2017 to forgo further investment in the business, the Company recorded an impairment charge of $8.1 million, consisting of technology of $8.1 million. We recorded these amounts in the asset impairment charges caption in our accompanying unaudited consolidated statements of operations. For more information on the acquisition of PocketSonics, please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

During the nine months ended April 30, 2017, intangible asset impairment charges were $11.9 million.

The estimated future amortization expense related to intangible assets for the five succeeding fiscal years is expected to be as follows:

Estimated
Future
Amortization
(in millions)	Expense
Remaining 2017	$1.5
2018	$5.0
2019	$3.8
2020	$3.4
2021	$3.0
Thereafter	$3.1
$19.8

Goodwill

Analogic has goodwill balances of $2.3 million at April 30, 2017 and $73.9 million at July 31, 2016. We review periodically or more frequently if indicators are present or changes in circumstances suggest that it is more likely than not that impairment may exist and we perform a formal goodwill impairment test in the second quarter of each fiscal year.

Changes in the carrying amount of goodwill by reportable segments for the nine months ended April 30, 2017 are as follows:

(in millions)	Medical Imaging	Ultrasound	Security and Detection	Total Goodwill
Balance as of July 31, 2016
Goodwill	$1.8	$71.6	$0.5	$73.9
Impairment losses	-	(71.6)	-	(71.6)
Balance as of April 30, 2017
Goodwill	1.8	71.6	0.5	73.9
Accumulated impairment losses	-	(71.6)	-	(71.6)
	$1.8	$-	$0.5	$2.3

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

Our quantitative impairment assessment considered both the market approach and income approach to calculate the fair value of the reporting unit, with different weights assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples of a peer group of companies, which was determined based on an analysis of the selected guideline public companies’ business enterprise value (“BEV”) plus  a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows, which are determined, based upon the Company’s most recent strategic operating plan and considering market participant assumptions. The income approach is dependent on a number of significant management assumptions including estimates of future revenues, costs and expenses, and a number of significant valuation inputs including discount rates, working capital rates and tax rates. During the second quarter of fiscal year 2017, for our Medical Imaging, Ultrasound, Oncura, and Security and Detection reporting units, we used the two-step quantitative impairment test. For the Security and Detection reporting unit, we performed the market approach and determined that the fair value of our Security and Detection reporting unit was in excess of its carrying value, and concluded that there was no impairment during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. For our Medical Imaging and Ultrasound reporting units, we used both the market approach and income approach and determined that there was no impairment of goodwill during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. For our Medical Imaging reporting unit, we determined that the estimated fair value of the Medical Imaging reporting unit substantially exceeds its carrying value. For our Ultrasound reporting unit, we determined that our Ultrasound reporting unit was at risk of failing the first step of the goodwill impairment test in future reporting periods due to forecast revisions and changes in strategy in our ultrasound business. For example, an increase in the discount rate applied to the Ultrasound cash flows of 300 basis points could result in a failure of Step 1 of the impairment test. Also, a decrease in the revenue compound annual growth rate within the Ultrasound cash flow forecast of 200 basis points could result in a failure of Step 1 of the impairment test. Our Ultrasound reporting unit had excess fair value over carrying value of approximately 25% as of our annual test date and held $55.1 million of allocated goodwill as of December 31, 2016.

During the second quarter of fiscal year 2017, for our Oncura reporting unit, recent changes in our strategy caused us to decrease future forecasted revenues from our prior estimates. As a result, we determined that the associated goodwill was impaired and we recorded an estimated charge of $9.8 million in the second quarter of fiscal year 2017 during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. We recorded this amount in the asset impairment charges caption in our accompanying unaudited consolidated statements of operations. The amount of this charge was finalized in the third quarter of fiscal year 2017, as we have completed the second step of the goodwill impairment test, in accordance with ASC Topic 350, Intangibles-Goodwill and Other.

During the second quarter of fiscal year 2017, subsequent to the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016, we elected early adoption of ASU 2017-04 as of January 01, 2017, “Intangibles─Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” As a result, we removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

During the third quarter of fiscal year 2017, the Company noted impairment indicators related to our Ultrasound reporting unit. Additional delays related to the introduction and commercialization of our general imaging platform sold through our technology partner in general imaging caused the Company to reassess our revenue expectations for the product. This significant change, as well as a further reduction in revenue estimates for our fiscal 2017 impacted our overall revenue growth expectations in Ultrasound in future periods. Management performed an interim impairment test based on both the market approach and income approach and recorded an estimated impairment charge of $55.1 million. The amount of this charge is subject to finalization in the fourth quarter of fiscal year 2017. As a result, the aggregate amount of goodwill associated with our Ultrasound reporting unit was taken down to zero as of April 30, 2017. In addition, the remaining book value of the intangible assets allocated to our Ultrasound reporting unit was $9.3 million as of April 30, 2017.

During the third quarter of fiscal year 2017, for our Oncura reporting unit, as a result of decreased forecasted revenue as compared with our prior estimates, which was caused by the further disruption in our sales channel in our vet business, we determined that the remaining goodwill was impaired and recorded a charge of $6.7 million in the third quarter of fiscal year 2017. We recorded this amount in the asset impairment charges caption in our accompanying unaudited consolidated statements of operations. The aggregate amount of goodwill associated with our Oncura reporting unit was taken to zero as of April 30, 2017. Also as a result of our decreased revenue forecast for Oncura, we recorded an adjustment to the associated contingent consideration liability, which resulted in a gain of $2.1 million and $10.2 million for the three and nine months as of April 30, 2017, respectively, recorded within General and Administrative expenses. As of April 30, 2017, the fair value of the contingent consideration obligation associated with the Oncura acquisition was taken to zero.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis at April 30, 2017 and July 31, 2016:

	Fair Value Measurements at April 30, 2017
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$158.6	$158.6	$-	$-
Plan assets for deferred compensation	6.7	6.7	-	-
Total assets at fair value	$165.3	$165.3	$-	$-
Liabilities
Foreign currency forward contracts	0.5	-	0.5	-
Total liabilities at fair value	$0.5	$-	$0.5	$-

	Fair Value Measurements at July 31, 2016
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$118.7	$118.7	$-	$-
Plan assets for deferred compensation	5.9	5.9	-	-
Total assets at fair value	$124.6	$124.6	$-	$-
Liabilities
Contingent consideration	$12.2	$-	$-	$12.2
Foreign currency forward contracts	0.3	-	0.3	-
Total liabilities at fair value	$12.5	$-	$0.3	$12.2

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

The fair value of the contingent payments associated with the acquisition of PocketSonics, Inc., or PocketSonics, was calculated utilizing 100% probability for the earn out associated with the Section 510(k) clearance obtained from the Food and Drug Administration, or FDA, on April 9, 2014 and the first commercial shipment as defined in the purchase agreement, in the fiscal year ending July 31, 2016, or fiscal year 2016. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics to its then current fair value and record changes in the fair value to the Consolidated Statements of Operations. Changes in contingent consideration result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There was no change in the fair value of our contingent consideration obligation during the three and nine months ended April 30, 2017. We paid out the $2.0 million contingent liability during the third quarter during fiscal year 2017. Please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016 for more information on the acquisition of PocketSonics.

The fair value of the contingent payment obligation associated with the acquisition of Oncura was valued using a Monte Carlo simulation. The fair value of the contingent payment obligation of Oncura will be revalued each quarter to its then fair value and we will record changes in the fair value as contingent consideration expense within our Consolidated Statement of Operations within general and administrative operating expenses. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated future sales volume and gross margin targets and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating the fair value require significant judgment. The use of different assumptions and judgments could result in a different estimate of fair value. There was a $2.1 million and $10.2 million decrease in the fair value of our contingent consideration obligation during the three and nine months ended April 30, 2017, due to revisions in our forecasted revenues of the Oncura business, which reduced the amount of contingent consideration we expect to pay. As of April 30, 2017, the fair value of the contingent consideration obligation associated with the Oncura acquisition was $0.0 million. For more information on the acquisition of Oncura, please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

7. Derivative instruments

Certain of our foreign operations have revenue and expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses.

As of April 30, 2017, we have forward contracts outstanding with notional amounts totaling $11.6 million. These contracts are designated as cash flow hedges, and the unrealized loss of $0.3 million, net of tax, on these contracts are reported in Accumulated other comprehensive income as of April 30, 2017. Assets and liability derivatives designated as hedging instruments are presented in other assets and other liabilities, respectively, on our Consolidated Balance Sheets. At April 30, 2017 we had a derivative liability of $0.5 million included in other liabilities on our Consolidated Balance Sheet.

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

Realized gains and (losses) on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During the three and nine months ended April 30, 2017 we recorded approximately $0.2 million and $0.5 million of realized loss, respectively, included in in our Consolidated Statements of Operations. During the three and nine months ended April 30, 2016 we recorded $0.2 million and $0.6 million of realized loss, respectively.

8. Common stock repurchases

On May 26, 2016, our board of directors authorized the repurchase of up to $15.0 million of our common stock. After that authorization, we continued to repurchase stock with $1 million of unused capacity from the prior $30 million repurchase program, which was authorized by our board of directors on June 2, 2014. Purchases under the current program will be made from time to time depending on market conditions and other factors. The Company's repurchase programs have no expiration date. The Board's authorization of the share repurchase programs does not obligate the Company to acquire any particular amount of common stock, and the programs may be suspended or discontinued at any time at the Company's discretion.

During the three and nine months ended April 30, 2017 , we repurchased and retired 13,578 shares of common stock under the June 2, 2014 repurchase program for $1.0 million at an average purchase price of $74.08 per share. The cumulative shares that were repurchased and retired under this program were 380,771 shares of common stock for $30.0 million at an average purchase price of $78.76 per share. The June 2, 2014 repurchase program is now complete.

During the three and nine months ended April 30, 2017 , we repurchased and retired 8,090 shares of common stock under  the May 26, 2016 repurchase program for $0.6 million at an average purchase price of $71.46 per share. The cumulative shares that were repurchased and retired under this program were 8,090 shares of common stock for $0.6 million at an average purchase price of $71.46 per share.

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

The following table summarizes components of Accumulated other comprehensive (loss) income for the nine months ended April 30, 2017:

(in millions)	Unrealized Gain on Foreign Currency Forward Contracts	Unrealized Losses on Pension Plan	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of July 31, 2016	$(0.2)	$(4.9)	$(3.4)	$(8.5)
Pre-tax change before reclassification to earnings	-	0.2	(2.3)	(2.1)
Amount reclassified to earnings	(0.2)	-	-	(0.2)
Income tax benefit (provision)	0.1	-	(0.2)	(0.1)
Balance as of April 30, 2017	$(0.3)	$(4.7)	$(5.9)	$(10.9)

The ineffective portion of the unrealized losses on foreign currency forward contracts and unrealized gains or losses on currency translation adjustment are included in other expense, net on our Consolidated Statements of Operations.

10. Share-based compensation

The following table presents share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions)	2017	2016	2017	2016
Cost of product sales	$0.1	$0.1	$0.3	$0.4
Cost of engineering sales	-	-	0.1	-
Research and product development	0.4	0.6	1.2	1.8
Selling and marketing	0.2	0.4	1.1	1.1
General and administrative	1.5	1.8	3.7	3.8
Total share-based compensation expense before tax	2.2	2.9	6.4	7.1
Income tax effect	(0.7)	(1.0)	(2.0)	(2.2)
Share-based compensation expense included in net income	$1.5	$1.9	$4.4	$4.9

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

No stock options were granted during the three and nine months ended April 30, 2017 and April 30, 2016, respectively.

The total intrinsic value of options exercised during the three and nine months ended April 30, 2017 was $0.0 million and $2.2 million, respectively.

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

We granted 601 and 28,749 TSR awards and 594 and 62,626 non-GAAP EPS awards during the three and nine months ended April 30, 2017, respectively. We granted 0 and 24,821 TSR awards and 0 and 32,444 non-GAAP EPS awards during the three and nine months ended April 30, 2016, respectively. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Stock price (1)	$73.60	$-	$89.88	$84.06
Expected volatility (2)	27.00%	0.00%	27.0%	26.4%
Risk-free interest rate (3)	0.85%	0.00%	0.85%	1.04%
Expected annual dividend yield (4)	0.00%	0.00%	0.00%	0.00%
Weighted average grant date fair value of time-based restricted stock awards	$78.22	$74.18	$88.16	$82.66
Weighted average grant date fair value of performance based restricted stock awards	$73.60	$-	$86.88	$98.81

(1)	The stock price is the closing price of our common stock on the date of grant.
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

The total fair value of RSUs that vested during the three and nine months ended April 30, 2017 was $0.9 million and $4.1 million, respectively.

The total fair value of RSUs that vested during the three and nine months ended April 30, 2016 was $0.9 million and $5.3 million, respectively.

As of April 30, 2017, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $9.2 million. This cost will be recognized over an estimated weighted average amortization period of 1.2 years and assumes target performance for the non-GAAP EPS awards.

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

The Company expects to incur restructuring related charges of up to $5.0 million in fiscal 2017.  We incurred pre-tax charges of $2.1 and $2.5 million during the three and nine months ended April 30, 2017.

Fiscal Year 2016 Restructuring Plan

On September 16, 2015, the Company announced our fiscal year 2016 restructuring plan, or 2016 Restructuring Plan. This plan includes the transition of certain manufacturing activities from our Peabody, Massachusetts location to our existing facility in Shanghai, China, and a reduction in force in order to align our research and development investment with expected customer funding. We had pre-tax adjustment of approximately $0.0 million and $(0.1) million to restructuring during the three and nine months ended April 30, 2017. We incurred pre-tax charges of $1.8 million and $8.3 million during the three and nine months ended April 30, 2016, respectively, primarily relating to severance and personnel related costs for terminated employees. We expect that the 2016 Restructuring Plan will be substantially completed during the fourth quarter of fiscal year 2017.

Current Period Activity

The following table summarizes accrued restructuring activities for the three months ended April 30, 2017:

	Employee
	Severance	Other
	and	Restructuring
(in millions)	Benefits (A)	Costs (A)	Total
Balance at January 31, 2017	$1.4	$-	$1.4
Restructuring charge	2.1	-	2.1
Adjustments	-	-	-
Cash payments	(1.1)	-	(1.1)
Balance at April 30, 2017	$2.4	$-	$2.4

(A)	Restructuring charges in fiscal year 2017 includes $2.1 million with respect to the Fiscal Year 2017 Restructuring Plan. All other activity pertains to the Fiscal Year 2016 Restructuring Plan.

The following table summarizes accrued restructuring activities for the nine months ended April 30, 2017:

	Employee
	Severance	Other
	and	Restructuring
(in millions)	Benefits (A)	Costs (A)	Total
Balance at July 31, 2016	$5.2	$-	$5.2
Restructuring charge	2.5	-	2.5
Adjustments	(0.1)	-	(0.1)
Cash payments	(5.2)	-	(5.2)
Balance at April 30, 2017	$2.4	$-	$2.4

(A)	Restructuring charges in fiscal year 2017 includes $2.4 million with respect to the Fiscal Year 2017 Restructuring Plan. All other activity pertains to the Fiscal Year 2016 Restructuring Plan.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	For Three Months Ended		For Nine Months Ended
	April 30,		April 30,
(in millions)	2017	2016	2017	2016
Medical Imaging	$0.2	$1.1	$0.4	$5.1
Ultrasound	1.8	0.4	$1.9	1.7
Security and Detection	0.1	0.3	$0.1	1.5
Total restructuring and related charges	$2.1	$1.8	$2.4	$8.3

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

Basic and diluted net income per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions, except per share data and share data in thousands)	2017	2016	2017	2016
Net (loss) income	$(59.7)	$5.0	$(49.6)	$3.4
Weighted average number of common shares outstanding-basic	12,486	12,392	12,457	12,412
Effect of dilutive securities:	-	-	-	-
Stock options and restricted stock units	-	161	-	211
Weighted average number of common shares outstanding-diluted	12,486	12,553	12,457	12,623
Basic net (loss) income per share	$(4.78)	$0.40	$(3.98)	$0.27
Diluted net (loss) income per share	$(4.78)	$0.40	$(3.98)	$0.27
Anti-dilutive shares related to outstanding stock options and unvested restricted stock (A)	242	87	228	5

(A)

These shares related to outstanding stock options and unvested restricted stock were not included in our calculations of diluted earnings per share, as the effect of including them would be anti-dilutive.

13. Income taxes

The following table presents the provision for income taxes and our effective tax rate for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions except percentages)	2017	2016	2017	2016
(Benefit)/provision for income taxes	$(4.9)	$1.7	$(1.9)	$2.9
Effective tax rate	8%	26%	4%	46%

The effective income tax rate on operations is based upon the estimated income for the year, including the goodwill and intangibles impairments discussed elsewhere, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended April 30, 2017 is lower than the statutory rate of 35% primarily due to  operating losses generated in the United States, tax credits in the United States and Canada in spite of operating losses, and non-recurring discrete tax items. Our effective tax rate for the nine months ended April 30, 2017 is lower than the statutory rate of 35% primarily due to losses generated in the US by impairment charges, income generated outside the United States in countries with lower tax rates, tax credits in the United States and Canada, and discrete tax benefits. The tax provision for the three and nine months ended April 30, 2017 includes discrete tax benefits totaling $0.5 million and $0.9 million, respectively.

Our effective tax rate for the three and nine months ended April 30, 2016 differs from the statutory rate of 35% primarily due to non-deductible and reserve items related to the BK Medical matter and expiration of statute of limitations for the income tax returns in the United States for fiscal year ended July 31, 2012. Additional impacts to our rate resulted from income generated outside the United States in countries with lower tax rates and from tax Credits in the United States and Canada. The tax provision for the three and nine months ended April 30, 2016 includes discrete tax benefits totaling $(0.2) million and $1.1 million, respectively. For more information on the BK Medical matter, please refer to Note 11. Commitments, guarantees and contingencies in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of April 30, 2017, we have concluded all U.S. Federal income tax matters through the year ended July 31, 2012.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At April 30, 2017 and July 31, 2016, we had approximately $0.3 million and $0.4 million accrued for interest and penalties on unrecognized tax benefits.

At April 30, 2017, we had $6.9 million of unrecognized tax benefits for uncertain tax positions and $0.3 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid.

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

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery, and point-of-care markets.
•	Security and Detection includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in the checked baggage screening at airports worldwide.

The tables below present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions)	2017	2016	2017	2016
Product revenue:
Medical Imaging	$68.2	$71.9	$205.9	$208.7
Ultrasound	34.8	36.8	110.7	115.9
Security and Detection	17.8	17.6	54.8	41.8
Total product revenue	$120.8	$126.3	$371.4	$366.4
Engineering revenue:
Medical Imaging	$1.3	$0.9	$3.1	$2.6
Ultrasound	-	0.8	0.2	1.7
Security and Detection	0.1	(0.1)	0.1	0.1
Total engineering revenue	$1.4	$1.6	$3.4	$4.4
Net revenue:
Medical Imaging	$69.5	$72.9	$209.0	$211.3
Ultrasound	34.8	37.6	110.9	117.6
Security and Detection	17.9	17.5	54.9	41.9
Total net revenue	$122.2	$128.0	$374.8	$370.8
Income (loss) from operations:
Medical Imaging (A)	$12.2	$10.2	$31.3	$28.2
Ultrasound (B)	(79.3)	(5.0)	(89.7)	(19.5)
Security and Detection (C )	2.5	2.4	7.2	2.4
Total (loss) income from operations	(64.6)	7.6	(51.2)	11.1
Total other income (loss), net	0.10	(0.9)	(0.4)	(4.9)
(Loss) income before income taxes	$(64.5)	$6.7	$(51.6)	$6.2

	As of	As of
	April 30,	July 31,
(in millions)	2017	2016
Identifiable total assets by segment:
Medical Imaging	$182.8	$191.1
Ultrasound	146.8	152.5
Security and Detection	42.6	49.8
Total reportable segment assets	372.2	393.4
Corporate assets (D)	193.1	165.6
Total identifiable assets	$565.3	$559.0

(A)

Includes restructuring charges of $0.2 million and $1.1 million for three months ended April 30, 2017 and April 30, 2016, respectively and $0.4 million and $5.1 million for nine months ended April 30, 2017 and April 30, 2016.

(B)

Includes restructuring charges of $1.8 million and $0.4 million for three months ended April 30, 2017 and April 30, 2016, respectively and $1.9 million and $1.7 million for nine months ended April 30, 2017 and April 30, 2016.

Includes contingent consideration charges of $(2.1) million and $(10.2) million related to Oncura for three and nine months ended April 30, 2017, respectively. Includes asset impairment charges of $3.1 million related to Oncura intangible assets for three and nine months ended April 30, 2017. Includes asset impairment charges of $8.1 million related to PocketSonics intangible assets for three and nine months ended April 30, 2017. Includes goodwill impairment charges of $6.7 million and $16.5 million related to Oncura reporting unit for three and nine months ended April 30, 2017. Includes goodwill impairment charges of $55.1 million related to Ultrasound reporting unit for three and nine months ended April 30, 2017. Includes charges for the BK Medical matter of $0.0 million and $10.1 million for three and nine months ended April 30, 2016 .

(C)

Includes restructuring charges of $0.1 million and $0.3 million for three months ended April 30, 2017 and April 30, 2016, respectively and $0.1 million and $1.5 million for nine months ended April 30, 2017 and April 30, 2016.

Includes asset impairment charges of $0.0 million and $0.6 million related to Pathfinder for three and nine months ended April 30, 2017.

(D)	Includes cash and cash equivalents of $144.9 million and $97.3 million as of April 30, 2017 and July 31, 2016, respectively.

15. Guarantees, commitments and contingencies

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2017.

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

The following table presents our product warranty liability as of April 30, 2017:

As of
April 30,
(in millions)	2017
Beginning balance	$6.3
Provision	0.8
Settlements made in cash or in kind during the period	(0.9)
Ending balance	$6.2

At April 30, 2017 and July 31, 2016, we had deferred revenue for extended product warranty contracts of $0.3 million and $0.2 million, respectively.

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

As of April 30, 2017, our leverage ratio was 0.004:1.00 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of April 30, 2017, we were in full compliance with all financial and operating covenants contained in the Credit Agreement.

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

As of April 30, 2017 and July 31, 2016, we had approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under any of our credit facilities at April 30, 2017 and July 31, 2016, respectively.

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

On January 3, 2017, the Company's subsidiary Ultrasonix Medical Corporation ("UMC") received a notice of civil claim as a defendant. The lawsuit relates to the lease of a corporate office in Burnaby, British Columbia, of which UMC never took possession. The lawsuit claims that UMC is indebted to the landlord for unpaid and accelerated rent in an amount of approximately CAD 1.0 million, plus costs, plus interest on unpaid rent commencing in April 2014. During the third quarter of fiscal 2017 ended April 30, 2017, the Company filed a response in which it contests both liability and the extent of damages. During the three and nine months ended April 30, 2017, we accrued a $0.4 million charge in connection with this matter. The Company’s reasonable estimate of this liability is a range between $0.4 million and $0.7 million, with no amount within that range a better estimate than any other amount; accordingly, $0.4 million was accrued.

16. Subsequent events

We declared a dividend of $0.10 per share of common stock on June 1, 2017, which will be paid on June 30, 2017 to stockholders of record on June 16, 2017.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The nine months ended April 30, 2017 and 2016 represent the third quarters of fiscal years 2017 and 2016, respectively.

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

Financial Results

The following table summarizes our financial results:

	Three Months Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
(in millions, except per share amounts and percentages)	2017	2016	Change	2017	2016	Change
Total net revenues	$122.2	$128.0	-5%	$374.8	$370.8	1%
Gross profit	$52.2	$54.9	-5%	$161.5	$164.7	-2%
Gross margin	42.7%	42.9%		43.1%	44.4%
(Loss) income from operations	$(64.6)	$7.6	-950%	$(51.2)	$11.1	-561%
Operating margin	-52.9%	6.0%		-13.7%	3.0%
Net (loss) income	$(59.7)	$5.0	-1294%	$(49.6)	$3.4	-1559%
Diluted net (loss) income per share	$(4.78)	$0.40	-1295%	$(3.98)	$0.27	-1574%

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

Results of Operations

Three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	Three Months Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
(in millions except percentages)	2017	2016	Change	2017	2016	Change
Medical Imaging	$68.2	$71.9	-5%	$205.9	$208.7	-1%
Ultrasound	34.8	$36.8	-5%	110.7	$115.9	-4%
Security and Detection	17.8	$17.6	1%	54.8	$41.8	31%
Total product revenue	$120.8	$126.3	-4%	$371.4	$366.4	1%

Medical Imaging

During the three months ended  April 30, 2017 compared to the same period in 2016, our Medical Imaging revenue decreased by 5%, primarily due to reductions in MRI and CT revenues.

During the nine months ended April 30, 2017 compared to the same period in 2016, our Medical Imaging revenue decreased by 1%, primarily due to reductions in CT and Digital Mammography revenues being partially offset by increases in MRI revenues.

Ultrasound

During the three months ended April 30, 2017 compared to the same period in 2016, our Ultrasound revenue decreased by 5%, primarily due to a decrease in direct Ultrasound shipments, partially offset by customer demand of legacy OEM probes.

During the nine months ended April 30, 2017 compared to the same period in 2016, our Ultrasound revenue decreased by 4%, primarily due to decreased customer demand of legacy OEM probes and a decrease in direct Ultrasound shipments.

Security and Detection

During the three months ended April 30, 2017 compared to the same period in 2016, our Security and Detection revenue was relatively flat.

During the nine months ended April 30, 2017 compared to the same period in 2016, our Security and Detection revenue increased by 31%, due to increased volume across all product lines.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	Three Months Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
(in millions except percentages)	2017	2016	Change	2017	2016	Change
Medical Imaging	$1.3	$0.9	44%	3.1	$2.6	19%
Ultrasound	-	$0.8	-100%	0.2	$1.7	-88%
Security and Detection	0.1	$(0.1)	-200%	0.1	$0.1	0%
Total engineering revenue	$1.4	$1.6	-13%	$3.4	$4.4	-23%

The change in engineering revenue for the three and the nine months ended April 30, 2017 compared to the same periods in 2016, respectively, was primarily due to timing of work done on customer-funded engineering projects in all three of our reported segments.

Customer-funded engineering projects in each of the segments can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	Three Months Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
(in millions except percentages)	2017	2016	Change	2017	2016	Change
Product gross profit	$52.1	$55.0	-5%	$161.2	$164.0	-2%
Product gross margin	43.2%	43.5%		43.4%	44.8%

Product gross margin decreased by 0.3 points and 1.4 points, during the three and nine months ended April 30, 2017 compared to the same periods in 2016, respectively, primarily due to product/segment mix.

Engineering gross margin

Engineering gross margin is summarized as follows:

	Three Months Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
(in millions except percentages)	2017	2016	Change	2017	2016	Change
Engineering gross profit (loss)	$0.04	$(0.1)	-140%	$0.3	$0.6	-50%
Engineering gross margin	2.7%	-6.5%	-142%	7.8%	14.2%	-45%

The change in the engineering gross margin during the three and nine months ended April 30, 2017 compared to the same periods in 2016, respectively, was due to the mix of engineering projects.

Operating expenses

Operating expenses are summarized as follows:

	Three Months Ended			Percentage of Net
	April 30,		Percentage	Revenue
(in millions except percentages)	2017	2016	Change	2017	2016
Research and product development	$14.9	$16.5	-9.7%	12%	13%
Selling and marketing	16.3	15.8	3.2%	13%	12%
General and administrative	10.4	13.2	-21.2%	9%	10%
Restructuring	2.1	1.8	16.7%	2%	1%
Asset impairment charges	73.1	-	100.0%	60%	0%
Total operating expenses	$116.8	$47.3	146.9%	96%	36%

	Nine Months Ended			Percentage of Net
	April 30,		Percentage	Revenue
(in millions except percentages)	2017	2016	Change	2017	2016
Research and product development	$47.0	$50.3	-6.6%	13%	14%
Selling and marketing	51.8	$46.3	11.9%	14%	12%
General and administrative	28.0	$48.7	-42.5%	7%	13%
Restructuring	2.4	$8.3	-71.1%	1%	2%
Asset impairment charges	83.5	-	100.0%	22%	0%
Total operating expenses	$212.7	$153.6	38.5%	57%	41%

Operating expenses for the three months ended April 30, 2017 increased by $69.5 million, or 146.9%, compared to the same period in 2016. Operating expenses for the nine months ended April 30, 2017 increased by $59.1 million, or 38.5%, compared to the same period in 2016.

Research and product development expenses decreased by $1.6 million, or 9.7% and $3.3 million, or 6.6% during the three and nine months ended April 30, 2017, compared to the same periods in 2016, respectively, due to headcount related savings and lower material related spending.

Selling and marketing expenses increased by $0.5 million, or 3.2%  and $5.5 million, or 11.9% during the three and nine months ended April 30, 2017 compared to the same periods in 2016, primarily due to higher headcount related spending.

General and administrative expenses decreased by $2.8 million, or 21.2% during the three months ended April 30, 2017 compared to the same period in 2016, primarily relating to a gain recorded in the third quarter of fiscal 2017 for the decrease in contingent consideration of $2.1 million related to Oncura, due to revisions in our forecasted revenues of the Oncura business, which reduced the amount of contingent consideration we expect to pay, as well as reductions in headcount related spending. General and administrative expenses decreased by $20.7 million, or 42.5% during the nine months ended April 30, 2017 compared to the same period in 2016, primarily due to the decrease in contingent consideration of $10.2 million related to Oncura, and charges for the BK Medical matter of $10.1 million in 2016. For more information on the BK Medical matter, please refer to Note11. Commitments, guarantees and contingencies in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

Restructuring expenses were $2.1 million and $2.4 million during the three and nine months ended April 30, 2017, respectively, primarily due to expenses related to the Fiscal Year 2017 Restructuring Plan. Restructuring expenses were $1.8 million and $8.3 million during the three and nine months ended April 30, 2016, respectively, primarily due to expenses in 2016 related to the Fiscal Year 2016 Restructuring Plan. Please refer to Note 11. Restructuring Charges for more information on the Fiscal Year 2017 Restructuring Plan and Fiscal Year 2016 Restructuring Plan.

During the three months ended April 30, 2017, management noted impairment indicators related to the Oncura intangible assets which had a carrying value of $3.1 million. Oncura is part of our Ultrasound operating segment. Management performed an impairment test based on the projected future cash flows. Further disruption in the sales channel of our vet business in the third quarter of fiscal year 2017 resulted in a lower revenues than anticipated for the quarter and a reduced revenue forecast of our Oncura reporting unit, as compared to our prior estimates resulting in the recording of an impairment charge of $3.1 million, including a write-off of customer relationship of $2.4 million and a write-off of trade name of $0.7 million. We recorded these amounts in the asset impairment charges caption in our accompanying unaudited consolidated statements of operations.

During the three months ended April 30, 2017, management noted impairment indicators related to the PocketSonics intangible assets which had a carrying value of $8.1 million. PocketSonics is part of our Ultrasound operating segment. Management performed an impairment test based on the projected future cash flows and based on a decision during the third quarter of fiscal year 2017 to forgo further investment in the business, the Company recorded an impairment charge of $8.1 million, consisting of technology of $8.1 million. We recorded these amounts in the asset impairment charges caption in our accompanying unaudited consolidated statements of operations. For more information on the acquisition of PocketSonics, please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

During the nine months ended April 30, 2017, intangible asset impairment charges were $11.9 million. Please refer to Note 5. Intangible assets and goodwill for more information on asset impairment charges.

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

Our quantitative impairment assessment considered both the market approach and income approach to calculate the fair value of the reporting unit, with different weights assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples of a peer group of companies, which was determined based on an analysis of the selected guideline public companies’ business enterprise value (“BEV”) plus  a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows, which are determined, based upon the Company’s most recent strategic operating plan and considering market participant assumptions. The income approach is dependent on a number of significant management assumptions including estimates of future revenues, costs and expenses, and a number of significant valuation inputs including discount rates, working capital rates and tax rates. During the second quarter of fiscal year 2017, for our Medical Imaging, Ultrasound, Oncura, and Security and Detection reporting units, we used the two-step quantitative impairment test. For the Security and Detection reporting unit, we performed the market approach and determined that the fair value of our Security and Detection reporting unit was in excess of its carrying value, and concluded that there was no impairment of goodwill during the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2016. For our Medical Imaging and Ultrasound reporting units, we used both the market approach and income approach and determined that there was no impairment of goodwill during the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2016. For our Medical Imaging reporting unit, we determined that the estimated fair value of the Medical Imaging reporting unit substantially exceeds its carrying value. For our Ultrasound reporting unit, we determined that our Ultrasound reporting unit was at risk of failing the first step of the goodwill impairment test in future reporting periods due to forecast revisions and changes in strategy in our ultrasound business. For example, an increase in the discount rate applied to the Ultrasound cash flows of 300 basis points would result in a failure of Step 1 of the impairment test. Also, a decrease in the revenue compound annual growth rate within the Ultrasound cash flow forecast of 200 basis points could result in a failure of Step 1 of the impairment test. Our Ultrasound reporting unit had excess fair value over carrying value of approximately 25% as of our annual test date and held $55.1 million of allocated goodwill as of December 31, 2016.

During the second quarter of fiscal year 2017, for our Oncura reporting unit, recent changes in our strategy caused us to decrease future forecasted revenues as compared with our prior estimates. As a result, we determined that the associated goodwill was impaired and we recorded an estimated charge of $9.8 million in the second quarter of fiscal year 2017 during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. We recorded this amount in the asset impairment charges caption in our accompanying unaudited consolidated statements of operations. The amount of this charge was finalized in the third quarter of fiscal year 2017, as we have completed the second step of the goodwill impairment test, in accordance with ASC Topic 350, Intangibles-Goodwill and Other.

During the second quarter of fiscal year 2017, subsequent to the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016, we elected early adoption of ASU 2017-04 as of January 01, 2017, “Intangibles─Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” As a result, we removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

During the third quarter of fiscal year 2017, the company noted impairment indicators related to our Ultrasound reporting unit. Additional delays related to the introduction and commercialization of our general imaging platform sold through our technology partner in general imaging caused the Company to reassess our revenue expectations for the product. This significant change, as well as a further reduction in revenue estimates for our fiscal 2017 impacted our overall revenue growth expectations in Ultrasound in future periods. Management performed an interim impairment test based on both the market approach and income approach and recorded an estimated impairment charge of $55.1 million. The amount of this charge is subject to finalization in the fourth quarter of fiscal year 2017. As a result, the aggregate amount of goodwill associated with our Ultrasound reporting unit was taken down to zero as of April 30, 2017. In addition, the remaining book value of the intangible assets allocated to our Ultrasound reporting unit was $9.3 million as of April 30, 2017.

During the third quarter of fiscal year 2017, for our Oncura reporting unit, as a result of further decreased future forecasted revenue as compared with our prior estimates, caused by the further disruption in our sales channel in our vet business, we determined that the remaining goodwill was impaired and recorded a charge of $6.7 million in the third quarter of fiscal year 2017. We recorded this amount in the asset impairment charges caption in our accompanying unaudited consolidated statements of operations. As a result, the aggregate amount of goodwill associated with our Oncura reporting unit was taken to zero as of April 30, 2017. In addition, the remaining book value of the intangible assets allocated to our Oncura reporting unit was taken to zero as of April 30, 2017. Also as a result of our decreased revenue forecast for Oncura, we recorded an adjustment to the associated contingent consideration liability, which resulted in a gain of $2.1 million and $10.2 million for the three and nine months as of April 30, 2017, respectively, recorded within General and Administrative expenses. As of April 30, 2017, the fair value of the contingent consideration obligation associated with the Oncura acquisition was taken to zero.

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

Other income (expense), net

Other income (expense), net is summarized as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions)	2017	2016	2017	2016
Interest income, net	$0.1	$0.1	$0.3	$0.2
Other, net	-	(1.0)	(0.7)	(5.1)
Total other income (expense), net	$0.1	$(0.9)	$(0.4)	$(4.9)

Other income (expense), net was $0.1 million and ($0.4) million during the three and nine months ended April 30, 2017 compared to $(0.9) million and $(4.9) million the same periods in 2016, respectively, predominantly due to foreign currency exchange loss and increased expense of $3.2 million in 2016 related to the BK Medical matter. For more information on the BK Medical matter, please refer to Note11. Commitments, guarantees and contingencies in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

Provision for income taxes

The following table presents the provision for income taxes and our effective tax rate for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions except percentages)	2017	2016	2017	2016
(Benefit) provision for income taxes	$(4.9)	$1.7	$(1.9)	$2.9
Effective tax rate	8%	26%	4%	46%

The effective income tax rate on operations is based upon the estimated income for the year, including the goodwill and intangibles impairments discussed elsewhere, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended April 30, 2017 is higher than the statutory rate of 35% primarily due to operating losses generated in the United States, tax credits in the United States and Canada in spite of operating losses, and non-recurring discrete tax items.  Our effective tax rate for the nine months ended April 30, 2017 is lower than the statutory rate of 35% primarily due to losses generated in the US by impairment charges,  income generated outside the United States in countries with lower tax rates, tax credits in the United States and Canada, and discrete tax benefits.  The tax provision for the three and nine months ended April 30, 2017 includes discrete tax benefits totaling $0.5 million and $0.9 million, respectively.

Our effective tax rate for the three and nine months ended April 30, 2016 differs from the statutory rate of 35% primarily due to non-deductible and reserve items related to the BK Medical matter and expiration of statute of limitations for the income tax returns in the United States for fiscal year ended July 31, 2012. Additional impacts to our rate resulted from income generated outside the United States in countries with lower tax rates and from tax Credits in the United States and Canada. The tax provision for the three and nine months ended April 30, 2016 includes discrete tax benefits totaling $(0.2) million and $1.1 million, respectively. For more information on the BK Medical matter, please refer to Note 11. Commitments, guarantees and contingencies in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of April 30, 2017, we have concluded all U.S. Federal income tax matters through the year ended July 31, 2012.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At April 30, 2017 and July 31, 2016, we had approximately $0.3 million and $0.4 million accrued for interest and penalties on unrecognized tax benefits.

At April 30, 2017, we had $6.9 million of unrecognized tax benefits for uncertain tax positions and $0.3 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid.

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

Net income and diluted net income per share

Net income and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions except percentages)	2017	2016	2017	2016
Net (loss) income	$(59.7)	$5.0	$(49.6)	$3.4
% of net revenue	-49%	4%	-13%	1%
Diluted net (loss) income per share from operations	$(4.78)	$0.40	$(3.98)	$0.27

The decrease in net income and diluted net income per share for the three months ended April 30, 2017 compared to the same period in 2016, was primarily due to lower revenues, lower gross margin, and higher operating expenses, partially offset by a benefit from income taxes.

The decrease in net income and diluted net income per share for the nine months ended April 30, 2017 compared to the same period in 2016, was primarily due to lower gross margin, higher operating expenses, partially offset by higher revenues and a benefit from income taxes..

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

	As of	As of
	April 30,	July 31,	Percentage
(in millions)	2017	2016	Change
Cash and cash equivalents (A)	$158.6	$118.7	34%
Working capital	$336.3	$310.3	8%

(A)	Includes approximately $44.9 million and $45.3 million of cash and cash equivalents held outside the U.S. at April 30, 2017 and July 31, 2016, respectively.

As of April 30, 2017, we had cash and cash equivalents of $158.6 million, a $39.9 million increase from July 31, 2016, as we generated $53.3 million in cash from operations and $3.1 million from the issuance of stock. This was offset by $7.7 million paid for additions to property and equipment, $3.8 million cash payment to shareholders for dividends, $2.0 million contingent consideration paid for business acquisitions, $1.6 million repurchase of common stock, and $1.1 million for the shares surrendered for taxes for vested employee restricted stock grants.

The increase in working capital from July 31, 2016 to April 30, 2017 was primarily attributable to an increase in cash of $39.9 million, decrease in contingent consideration of $4.5 million, decrease in accrued restructuring charges of $2.8 million, increase in prepaid expenses and other current assets of $1.1 million, partially offset by a decrease in accounts receivable of $18.9 million and a decrease in inventory of $1.2 million.

Cash and cash equivalents at April 30, 2017 and July 31, 2016 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at April 30, 2017 and July 31, 2016 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	Nine Months Ended
	April 30,		Percentage
(in millions, except percentages)	2017	2016	Change
Net cash provided by operating activities	$53.3	$34.9	53%
Net cash used in investing activities	(7.7)	(17.6)	-56%
Net cash used in financing activities	(5.2)	(14.1)	-63%
Effect of exchange rate changes on cash	(0.5)	1.1	-145%
Net increase in cash and cash equivalents	$39.9	$4.3	828%

Operating activities

Net cash provided by operating activities during the nine months ended April 30, 2017 primarily reflects our net loss of $(49.6) million, $83.5 million related to asset impairment charges,  $19.2 million related to depreciation and amortization, $18.3 million related to the collection of accounts receivable, and $6.5 million related to share-based compensation expense. This increase was partially offset by a decrease in fair value of contingent consideration of $10.2 million, a decrease in benefit from deferred income taxes of $8.4 million, and a net decrease of $3.7 million in inventory related to non-cash write down of demo equipment to net realizable value, non-cash provision for excess and obsolescence inventory and a net change in operating inventory.

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

Investing activities

Net cash used in investing activities during the nine months ended April 30, 2017 was driven by purchases of property, plant and equipment of $7.7 million.

The net cash used in investing activities during the nine months ended April 30, 2016 was driven by capital expenditures of $9.7 million and the acquisition of Oncura for an $8 million net cash payment.

Financing activities

Net cash used in financing activities during the nine months ended April 30, 2017  primarily reflected $3.8 million of dividends paid to stockholders, $1.9 million contingent consideration paid for business acquisitions, $1.6 million used for repurchase of common stock, and $1.1 million used for shares surrendered for taxes paid related to vested employee restricted stock, partially offset by proceeds from the issuance of common stock amounting to $3.1 million associated with share-based compensation and CEO transition related exercise of stock options.

The net cash used in financing activities during the nine months ended April 30, 2016  primarily reflected $11.8 million used to repurchase common stock, $3.7 million of dividends paid to stockholders and $1.8 million used for shares surrendered for taxes paid related to vested employee restricted stock. This was partially offset by proceeds from the issuance of common stock amounting to $3.4 million associated with stock option exercises.

We believe that our balances of cash and cash equivalents and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements for at least the next 12 months.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Our contractual obligations at April 30, 2017 related to our operating leases, purchase obligations, pension, and contingent consideration affect our liquidity and cash flows in future periods.

Operating Leases – Certain of our subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. We lease certain other real property and equipment under operating leases which, in the aggregate, are not significant. At April 30, 2017 and July 31, 2016, total commitments related to our operating leases were $4.2 million and $6.5 million, respectively.

Purchase Obligations – We enter into certain long-term agreements with customers, which obligate us to purchase goods or services. At April 30, 2017 and July 31, 2016, total purchase obligations were $33.9 million and $23.9 million, respectively.

Pension – Our Canadian subsidiary, Analogic Canada Corporation, formerly known as ANRAD Corporation, sponsors a defined benefit retirement plan called the Analogic Canada Corporation Retirement Plan, or the “Analogic Canada Plan”. The Analogic Canada Plan was frozen to new accruals during fiscal year 2015. The Analogic Canada Plan provides benefits to employees based on a formula recognizing length of service and final average earnings. Please refer to Note 14. Retirement Plans in our Annual Report on Form 10-K for the fiscal year ending 2016 for details. The benefit obligation at April 30, 2017 and July 31, 2016 totaled $4.0 million and $4.4 million, respectively.

Contingent Consideration – In connection with the acquisition of Oncura, as of April 30, 2017, there was a $2.1 million and $10.2 million decrease in the fair value of our contingent consideration obligation during the three and nine months of fiscal 2017, due to revisions in our forecasted revenues of the Oncura business, which reduced the remaining contingent consideration obligation to zero. Please refer to Note 6. Fair value measurements for more information.

Financing Arrangements

On November 23, 2015, we entered into a five-year revolving credit agreement, or Credit Agreement, with the financial institutions identified therein as lenders, which included JPMorgan Chase Bank, N.A., TD Bank, N.A., Wells Fargo Bank, N.A., HSBC Bank, N.A., and People’s United Bank, N.A.  The Credit Agreement provides $100.0 million in available credit and expires on November 23, 2020, when all outstanding borrowings must be paid in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty.  We did not have any borrowings outstanding under this Credit Agreement as of April 30, 2017. Please refer to Note 15. Guarantees, commitments and contingencies for more information on the Credit Agreement.

As of April 30, 2017, we also have approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings.

Tax Related Obligations

At April 30, 2017, we had $6.9 million of unrecognized tax benefits for uncertain tax positions and $0.3 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 13. Income taxes to our consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

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

On January 3, 2017, the Company's subsidiary Ultrasonix Medical Corporation ("UMC") received a notice of civil claim as a defendant. The lawsuit relates to the lease of a corporate office in Burnaby, British Columbia, of which UMC never took possession. The lawsuit claims that UMC is indebted to the landlord for unpaid and accelerated rent in an amount of approximately CAD 1.0 million, plus costs, plus interest on unpaid rent commencing in April 2014. During the third quarter of fiscal 2017 ended April 30, 2017, the Company filed a response in which it contests both liability and the extent of damages. During the three and nine months ended April 30, 2017, we accrued a $0.4 million charge in connection with this matter. The Company’s reasonable estimate of this liability is a range between $0.4 million and $0.7 million, with no amount within that range a better estimate than any other amount; accordingly, $0.4 million was accrued.

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

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016. There have been no material changes during the nine months ended April 30, 2017 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of April 30, 2017, please refer to Note 15. Guarantees, commitments and contingencies to our consolidated financial statements included in this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended April 30, 2017:

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	Be Purchased Under the
	of Shares	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased (1)	per Share (1)	Programs (1) (2)	(000's)
2/1/2017-2/28/2017	-	$-	89	$16,006
3/1/2017-3/31/2017	7,881	$74.17	8,740	$15,421
4/1/2017-4/30/2017	13,787	$72.47	13,999	$14,422
Total	21,668	$73.08	22,828	$14,422

(1)

During the third quarter of fiscal year 2017 we repurchased 21,668 shares of our common stock in open-market transactions for $1.6 million at an average purchase price of $73.08 per share.  These shares were purchased in Q3 FY17 pursuant to a repurchase program authorized by our board of directors that was announced on June 2, 2014 to repurchase up to $30 million of our common stock and an additional program announced on May 26, 2016 to repurchase up to $15 million of our common stock. These repurchase programs do not have a fixed expiration date, although the June 2, 2014 repurchase program is now complete.

(2)

Includes 1,160 shares, consisting of 89 shares, 859 shares and 212 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in February, March and April 2017, respectively.

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

ANALOGIC CORPORATION

Date: June 7, 2017	/s/ Fred B. Parks
Fred B. Parks President and Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2017	/s/ Mark T. Frost
Mark T. Frost Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

*10.1	Severance Agreement between Analogic Corporation and Shalabh Chandra
*10.2	Employment Agreement between Analogic Corporation and Brooks West
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

101

The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 30, 2017 and July 31, 2016, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended April 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2017 and 2016 and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement