Form 10-K
period 2017-07-31
ANALOGIC CORP
filed 2017-09-26
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”,  “smaller reporting company,” and an “emerging growth company”  in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at January 31, 2017 was approximately $945,346,000. As of September 19, 2017, there were 12,455,756 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2017 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Throughout this Annual Report on Form 10-K, unless the context states otherwise, the words “we,” “us,” “our” and “Analogic” refer to Analogic Corporation and all of its subsidiaries taken as a whole, and “our board of directors” refers to the board of directors of Analogic Corporation.

Description of Business

Analogic Corporation (NASDAQ:ALOG) designs, manufactures, and commercializes innovative real-time guidance, diagnostic imaging and threat detection technologies to advance the practice of medicine and save lives. We operate and report along three business segments:  Medical Imaging, Ultrasound and Security and Detection. Our Medical Imaging segment provides critical enabling medical imaging systems and subsystems for computed tomography, or CT, magnetic resonance imaging, or MRI and high-resolution digital mammography. We sell our Medical Imaging products primarily through longstanding relationships with well-known multinational medical original equipment manufacturers, or OEMs, and new entrants in emerging markets. Our Ultrasound business provides real-time ultrasound procedure guidance systems for the urology, surgery and point of care markets.  We sell our ultrasound products, under the BK Ultrasound brand, through our direct sales force in North America and Europe, as well as through a network of distributors to clinical practitioners throughout the world. Our Security and Detection segment designs and manufactures automated threat detection systems for aviation baggage inspection applications utilizing advanced medical CT technology and systems used for rapid DNA analysis for law enforcement and government agencies. We sell our aviation threat detection and rapid DNA systems through multinational partners. We were incorporated in the Commonwealth of Massachusetts in November 1967 and are headquartered in Peabody, Massachusetts.

Refer to Note 16 to the notes to Consolidated Financial Statements included in this Annual Report on Form 10-K as well as Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for financial information regarding our segments. The following chart shows net revenue by segment in millions for fiscal years 2017, 2016 and 2015, respectively:

Medical Imaging

Our Medical Imaging segment, which accounted for approximately 57% of our net revenue in fiscal year 2017, consists primarily of systems and sub-systems for medical imaging that are sold globally to OEM producers of

CT, MRI, and digital mammography systems. Our products are designed and manufactured to achieve high reliability resulting in the lowest overall cost of ownership for our customers.

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

Other Products

Within our Medical Imaging segment, we also design and manufacture motion control devices such as servo and stepper controllers, which we supply to OEM customers for use in computer-controlled automation systems primarily for the semiconductor, food and beverage and laboratory automation markets.

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

Ultrasound

Our Ultrasound segment designs and manufactures medical ultrasound systems and transducers, principally for applications in urological and surgical procedure guidance.

Our BK Ultrasound brand products are sold to clinical end-users in urology, surgery, point-of-care and general imaging applications and accounted for approximately 30% of our net revenue in fiscal year 2017. Our ultrasound systems use acoustic waves to generate real-time images of the body’s internal anatomy that are used for interventional and medical diagnostic procedures, including guiding surgical procedures and guiding prostate cancer treatment employing procedures such as brachytherapy.

Our product portfolio under the BK Ultrasound brand name consists primarily of two main product families: BK and FlexFocus systems used primarily for guiding procedures in urology, surgery and regional anesthesia.

In 2017 we underwent a product portfolio optimization process to refocus our ultrasound products primarily in the urology, surgery and anesthesia markets. As a result of this process we decided to forgo further investment in the handheld Sonic Window product for the dialysis market, discountinue the sale of new ultrasound systems in the Oncura veterinary space transitioning to service only and end of life certain legacy Sonix products for the point of care market.  As a result the product portfolio optimization process, we will focus mainly on the bk3000 for urology, bk5000 for surgery and the bk3500 for anesthesia applications.  We also provide a general imaging ultrasound product through an agreement that we signed in mid-2014 with a technology partner for general radiology and OB/GYN applications.

The premium bk3000 and the bk5000, introduced in 2015, are based on our innovative TriCore technology that expands the portfolio of existing Flexfocus systems with high-end entries. The TriCore technology allows for high definition imaging by processing three times more information compared with traditional systems.  The bk3000 is primarily used for high-end urology and general imaging applications while the bk5000 is a premium system used for guiding surgical procedures.

The bk3500 is an advanced ultrasound solution for point of care (POC) applications such as for anesthesiology. The bk3500 combines high resolution imaging from our bk3000 and bk5000 products with unique workflow technology using a streamlined touchscreen interface. The system has four probe connectors, an integrated bar code reader and a streamlined touchscreen that guides the user through the procedure.

We also design and manufacture advanced ultrasound probes and transducers sold to OEM customers within our Ultrasound segment. Using our advanced acoustic design and manufacturing capability, we provide a variety of transducers to OEMs for both diagnostic and procedure driven applications such as cardiology, radiology, OB/GYN, surgery and interventional radiology.

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

Marketing and Distribution

Our Ultrasound segment globally distributes its products to end users both through a direct sales force and through a network of independent sales representatives and distributors located around the world. Our direct sales force, located in the U.S., Canada, Germany, Belgium, United Kingdom, Italy, and Scandinavia, accounted for approximately 64% of our Ultrasound revenue in fiscal year 2017, generated from product sales, service and application support. Our remaining Ultrasound revenue was generated through a network of generally non-exclusive, independent distributors in more than 60 other countries and sales of transducers to OEM customers both domestically and abroad.

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

Security and Detection

Utilizing our advanced medical CT technology, the Security and Detection segment, which accounted for approximately 13% of our net revenue in fiscal year 2017, designs and manufactures airport baggage screening systems and subsystems. The airport screening systems generate 3-D images of objects contained within baggage and utilize highly sophisticated algorithms to provide threat analysis of materials contained within the bags. We also design and manufacture Rapid DNA analysis systems.

Our certified checked baggage screening systems and subsystems are sold through our OEM customers L-3 Communications Security and Detection Systems, or L-3 and Smiths Detection, or Smiths, to the Transportation Security Agency for U.S. airports and to international airport authorities and foreign governments for installation at airports around the world.

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

Smiths Detection HI-SCAN 10080 XCT

Our next generation ConneCT checkpoint CT system was launched in 2017 and has received European Civil Aviation Conference Standard-2 certification  and U.S. TSA certification for use in the U.S. The system uses medical CT technology to scan carry-on bags for explosives and weapons while allowing passengers to keep their electronics and liquids in their bags.  In June 2017, American Airlines announced a partnership with Analogic and purchased multiple units of the ConneCT system for enhanced aviation security after evaluating competitive systems.

ConneCT Checkpoint CT System

Other Products

Within our Security and Detection segment, we also design and manufacture rapid DNA Analysis systems. These systems, which we supply to our OEM customer, are designed to rapidly analyze multiple human DNA samples to provide “DNA fingerprints”. The analysis process yields results in less than ninety minutes, a significant improvement over conventional laboratory technologies. Unlike conventional techniques, which require highly trained personnel working in a laboratory setting, our systems are designed for non-technical users with minimal training in a variety of environments. These systems have potential application in fields that benefit from the rapid identification of individuals, including law enforcement, defense, and immigration. In August 2017the rapid DNA ACT of 2017 was signed into law which allows the use of rapid DNA systems at law enforcement offices with the ability to query the FBI CODIS (Combined DNA Index System) database to identify criminals.

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

Principal entrants in the aviation baggage scanning market include L-3, Smiths Detection, Morpho Detection (acquired by Smiths Detection) and Rapiscan (a division of OSI systems).

Marketing and Distribution

Our Security and Detection segment sells its checked baggage systems and subsystems and its DNA analysis system to our OEM customers. We offer our checkpoint solutions directly to customers in the U.S. and internationally. Our Security and Detection segment conducts its sales and marketing activities primarily through our headquarters in the U.S.

Seasonal Aspect of Business

There are no material seasonal elements to our Security and Detection segment, although plant closings in the summer, particularly in Europe, tend to decrease the procurement activities of certain customers during the first quarter of our fiscal year.

Material Customers

We had two customers during fiscal year 2017, three customers during fiscal year 2016 and four customers during fiscal year 2015, as set forth in the table below, which accounted for 10% or more of our net revenue.

	For the Year ended
	July 31,
	2017	2016	2015
Koninklijke Philips Electronics N.V., or Philips	14%	13%	14%
Siemens AG	12%	12%	11%
Toshiba Corporation, or Toshiba	*	11%	11%
L-3 Communications Corporation, or L-3	*	*	13%

Note (*): Total net revenue was less than 10% in this fiscal year.

Philips’, Siemens’ and Toshiba’s revenues were primarily in the Medical Imaging segment and L-3’s revenue was in the Security and Detection segment.

Our ten largest customers as a group accounted for 61%, 61% and 64% of our net revenue for fiscal years 2017, 2016 and 2015, respectively.

The following table summarizes the net accounts receivable due from our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of	As of
	July 31,	July 31,
	2017	2016
Philips	14%	15%
GE	11%	*
L-3	*	17%

Note (*): Total net accounts receivable was less than 10% in this fiscal year.

Our OEM business involves large customers whose placement of large orders can vary based on timing. Our backlog, which consists of cancellable and non-cancellable orders primarily shippable within twelve months, was $108.4 million and $148.7 million as of July 31, 2017 and 2016, respectively. The decrease in backlog was primarily due to timing of customer orders in our Security and Detection segment and our Medical Imaging segment, and decreased orders in legacy OEM probes within our Ultrasound segment.

Government Contracts

We do a significant amount of business with agencies of the U.S. Federal Government and in particular the Transportation Security Agency (TSA) through our Security and Detection segment, either directly or as a subcontractor. Our contracts with government agencies, and the government contracts of other parties under which we serve as a subcontractor, are subject to termination at the election of the government agency. While none of our government contracts or subcontracts provide for renegotiation of profits at the election of the government, it is possible that the government agency could request, and that we could under certain circumstances agree to, the renegotiation of the payments provided for under such contracts. However, we have not in the past renegotiated significant payment terms under our government contracts or subcontracts.

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

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark laws, as well as contractual agreements, to safeguard our products, technologies, and processes. We hold patents of varying duration in the U.S. and in various foreign jurisdictions, which cover technologies that we have developed. We regularly file U.S. patent applications and, where appropriate, foreign patent applications. As of July 31, 2017, we hold approximately 370 patent families, including pending and issued patents, in various jurisdictions. In seeking to limit access to sensitive information, we routinely enter into confidentiality and assignment of invention agreements with each of our employees, and confidentiality agreements with our key customers and vendors.

We believe that,  the legal protections afforded by the intellectual property laws are an important factor in our ability to compete. Our future prospects also depend on the continuing level of excellence and creativity of our engineers in developing products that satisfy customer needs, and the marketing skills and managerial competence of our personnel in selling those products. Moreover, we believe that market positioning and rapid market entry are important to the success of our products. Our management believes that the loss of any individual patent would not have a material effect on our competitive position.

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

We evaluate developing technologies in areas where we have technological or marketing expertise for possible investment or acquisition. We intend to continue to invest in R&D and focus our internal and external investments in fields that we believe will offer the greatest potential for near and long-term growth. We are committed to investing in products that have a demonstrable impact and value to the healthcare system and security markets, and through which we can benefit from our core competencies and global infrastructure.

The cost of customer-funded R&D, which is classified as engineering cost of sales, amounted to:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Customer-funded R&D	$5.0	$5.2	$7.8

The cost of internally-funded R&D included in operating expenses amounted to:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Internally-funded R&D	$63.5	$67.1	$68.5

Environment

Our manufacturing facilities are subject to numerous environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations have not had a material impact on our capital expenditures, earnings, or competitive position.

Employees

As of July 31, 2017, we employed 1,510 employees. A limited number of employees at our Denmark facility are covered by a works council. We consider our relations with our employees to be generally good.

Financial Information about Foreign and Domestic Operations and Export Revenue

Revenues are attributed to countries based on the location of our customers. For OEM sales, our customer’s location may differ from the location of where the ultimate completed systems are sold by the OEM into the market.

	For the Year ended
	July 31,
(in millions)	2017		2016		2015
Net Revenue
Domestic	$183.5	38%	$192.3	38%	$215.3	40%
Foreign	302.9	62%	316.5	62%	325.0	60%
Total net revenue	$486.4		$508.8		$540.3

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

We had two customers during fiscal years 2017, three customers during fiscal year 2016 and four customers during fiscal year 2015, which accounted for 10% or more of our net revenue.

Our ten largest customers as a group accounted for 61%, 61%, and 64% of our net revenue for fiscal years 2017, 2016, and 2015, respectively.

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

Our products in the Medical Imaging and Ultrasound segments are finished medical devices or are components used by our customers in the production of finished medical devices that are subject to a high level of regulatory oversight. In our Security and Detection segment, our products and those of our customers are likewise subject to a high level of regulatory oversight. A delay in obtaining or inability to obtain any necessary U.S. or foreign regulatory clearances or approvals for products could have a material adverse effect on our business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, might be withdrawn or modified or that we or our customers may be unable to meet evolving requirements.

Medical devices cannot be marketed in the U.S. without clearance from the U.S. Food and Drug Administration, or FDA. Medical devices sold in the U.S. must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacturing, packaging, storage, and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacturing, sale, and use of medical devices. In our Security and Detection segment, our products and those of our customers are likewise subject to government testing, certification, and approval requirements.

Our products are subject to approval and regulation by foreign regulatory and safety agencies. Our products must also meet the requirements of these governments and agencies for approval and distribution. As with the U.S., foreign governments or agencies can withdraw or modify their approvals.

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

Our review of strategic alternatives may not enhance shareholder value or result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our review of strategic alternatives may adversely impact our business.

In June 2017, we announced that the Analogic Board had directed that all strategic options be considered to accelerate the pace of value creation for our stockholders. On September 19, 2017, we announced that the Board has engaged Citi as financial advisor and initiated a process for the sale of the entire Company. There is no certainty with regard to the terms, timing or structure of any transaction, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties. The process of reviewing strategic alternatives may involve significant resources and costs. In addition, the announced review of strategic alternatives may cause or result in:

•	disruption of our business;
•	difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions;
•	distraction to our management and employees;
•	increased stock price volatility; and
•	increased costs and advisory fees.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our results of operations and liquidity in future periods.

Our ability to complete a transaction, if our Board decides to pursue one, will depend on numerous factors, some of which are outside our control, including market conditions, interest of third parties in our business, industry trends, and the availability of financing to potential buyers on commercially acceptable terms. Even if a transaction is completed, there can be no assurance that it will be successful or have a positive effect on shareholder value. The Board of Directors may also determine that no transaction is in the best interests of shareholders. Further, it is not certain what impact any potential transaction, or a decision not to pursue any potential transaction, may have on our stock price, operating results, financial condition, liquidity or business prospects.

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

We source and manufacture certain components and systems outside the U.S., we market and sell products in international markets, and we have established offices and subsidiaries in Europe, Canada, and Asia. Our foreign revenue accounted for  62%, 62%, and 60% of our total net revenue for fiscal years 2017, 2016, and 2015, respectively. There are inherent risks in transacting business internationally, including:

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

Technological advances and evolving industry and regulatory standards and certifications could reduce our future product sales, which could cause our revenues to grow more slowly or decline.

The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry or regulatory standards and certifications and frequent new product introductions and enhancements. The emergence of new industry or regulatory standards and certification requirements in related fields may adversely affect the demand for our products. This could happen, for example, if new standards and technologies emerged that were incompatible with customer deployments of our applications. In addition, any products or processes that we develop may become obsolete or uneconomical before we recover any of the expenses incurred in connection with their development. We cannot provide assurance that we will succeed in developing and marketing product enhancements or new products that respond to technological change, new industry standards, changed customer requirements or competitive products on a timely and cost-effective basis. Additionally, even if we are able to develop new products and product enhancements, we cannot provide assurance that they will be profitable or that they will achieve market acceptance.

We develop certain of our security inspection technologies to meet the certification requirements of various agencies worldwide, including the U.S. Transportation Safety Administration and the European Civil Aviation Conference among others. Such standards frequently change and there is a risk now and in the future that we may not ultimately be able to develop technologies, or develop in a timely way, solutions that are ultimately able to meet the new standards.

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

Our Security and Detection segment depends in part on purchases of products and services by the U.S. Federal Government and its agencies, including the Transportation Security Agency (TSA) as well as foreign governments and their related agencies, which purchases may be only partially funded, and are subject to potential termination and reductions and delays in government spending.

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

Due to the nature of our business, we may be subject to legal proceedings that may divert management’s time and attention from our business and result in substantial damage awards.

Due to the nature of our business, we may be subject to various regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business, including those described in our annual reports on Form 10-K and our quarterly reports on Form 10-Q. The outcome of any particular action is subject to inherent uncertainty, and the actual costs that will or may be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these actions, and we may not prevail. Defending against these and other actions in the future may not only require us to incur significant legal fees and expenses, but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted reliably due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. The outcome of any of these actions could have a material adverse effect on our business, financial position or operating results. For a discussion of legal matters relating to the company as of July 31, 2017, please read Note 11 to the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of July 31, 2017, we owned or leased the primary facilities described below:

Location	Approximate Sq. Ft.		Principal Use(s)	Principal Segment(s)
Peabody, MA (1)	Owned	514,000	Executive and administrative offices, manufacturing, R&D, customer service, and sales	All segments
Peabody, MA (1 First Ave)	Leased	32,000	Warehousing	All segments
Shanghai, China (2)	Owned	145,000	Administrative offices, manufacturing, customer service, and sales	Medical Imaging and Ultrasound
Herlev, Denmark (3)	Owned	135,000	Administrative offices, R&D, customer service, and sales	Ultrasound
State College, PA	Owned	66,000	Administrative offices, manufacturing, R&D, customer service, and sales	Ultrasound
Montreal, Canada	Leased	54,000	Administrative offices, manufacturing, R&D, customer service, and sales	Medical Imaging
Canton, MA	Leased	33,000	R&D, customer service, and sales	Medical Imaging
Vancouver, Canada (4)	Leased	31,000	Administrative offices, manufacturing, R&D, customer service, and sales	Ultrasound

(1)	We own approximately 60 acres of land at this location, which can accommodate future expansion as required.
(2)	Our Shanghai, China facility, built on leased land, opened in April 2012.
(3)	We are not currently utilizing all the space of this facility. We have leased a portion of this facility and are currently in process of exploring various uses for the unused space.
(4)	This property was assumed as part of the acquisition of Ultrasonix Medical Corporation, which we refer to as Ultrasonix, acquired in March 2013.

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

For a discussion of legal matters as of July 31, 2017, please read Note 11 to the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated into this item by reference.

Item 4.	Mine Safety Disclosure

None.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position	Date Since Office Has Been Held
Fred B. Parks	70	President and Chief Executive Officer	2016
Michael J. Bourque	54	Senior Vice President, Chief Financial Officer and Treasurer	2017
Mervat Faltas	65	Senior Vice President and General Manager, Medical Imaging Business	2010
John J. Fry	55	Senior Vice President, General Counsel and Secretary	2007
James P. Ryan	47	Senior Vice President and General Manager, Security Detection and Power Technologies	2015
Brooks West	47	Senior Vice President and General Manager, Global Ultrasound Business	2017

Our executive officers are elected annually by our board of directors and hold office until their successors are chosen and qualified, subject to earlier removal by the board of directors.

There are no arrangements or understandings between any of our executive officers and any other person(s) pursuant to which such executive officer was selected as an officer.

Dr.  Fred B. Parks is our President and Chief Executive Officer, and has served in this capacity since October 31, 2016. Dr. Parks has served on Analogic’s Board of Directors since 2007 as the company transitioned into a market leading, growth oriented medical technology company. Prior to joining Analogic, he served as the Executive Chairman and Chief Executive Officer of Enovate Medical since 2015. Dr. Parks served as Chief Executive Officer and Director of NDS Surgical Imaging, Inc., a provider of advanced medical visualization technology, from 2011 to 2013 and was Chairman of the Board and Chief Executive Officer of Urologix, Inc. from 2003 to 2008. Prior to joining Urologix, Dr. Parks  served as President and Chief Executive Officer of Marconi Medical Systems, a multi-modality provider of advanced CT, MRI, and nuclear medicine imaging equipment, and following its acquisition by Royal Philips Electronics in 2001, led its integration into the Philips medical business. Previously, Dr. Parks held positions as President, Chief Operating Officer, and board member of St. Jude Medical, Inc., a medical device company focusing on implantable cardiovascular products, and as President, Chief Operating Officer, and board member of EG&G, Inc. (now PerkinElmer), a diversified technology company. Dr. Parks became a Director of NuVectra Corporation, which is focused on the development and commercialization of neurostimulation technology, in March 2016. In addition to his past service on the boards of NDS, Urologix, EG&G, and St. Jude Medical, Dr. Parks served on the board of Steady State Imaging, LLC, a privately held developer of specialized magnetic resonance imaging technology, from 2010 to 2011.

Michael J. Bourque is our Senior Vice President, Chief Financial Officer and Treasurer, and has served in this capacity since July 13, 2017.  Mr. Bourque joined us in October 2014 as Vice President and Corporate Controller.  He served as the Company’s interim Chief Financial Officer from April 2015 through November 2015 before being named Chief Accounting Officer.  From July 2011 to October 2014 Mr. Bourque served as Vice President and Corporate Controller of Axcelis Technologies, Inc. (which we refer to as Axcelis), a publicly traded supplier of products for the semiconductor manufacturing industry worldwide. He served as a financial consultant to Axcelis from April 2011 to July 2011. From November 2002 through October 2010, he served in a variety of finance and accounting roles, including Director of Corporate Accounting and Assistant Corporate Controller, at Charles River Laboratories, Inc., a publicly traded provider of products and services to leading pharmaceutical, biotechnology, government and academic organizations around the world. Earlier in his career, Mr. Bourque held various positions of increasing responsibility in the audit practice at Ernst & Young, LLP and is a certified public accountant.

Mervat Faltas is our Senior Vice President and General Manager, Medical Imaging, and has served in this capacity since May 2010. She joined ANRAD Corporation, our Canadian subsidiary now known as Analogic Canada Corporation, in July 2005 as Vice President of Operations and was named President of ANRAD in January 2006. From May 2000 until June 2005, Mrs. Faltas served in various capacities at ITF Optical Technologies, a Montreal-based provider of fiber optic components for terrestrial and undersea communication networks, including as President and Chief Executive Officer. From 1990 to 2000, Mrs. Faltas held various positions at PerkinElmer Corporation, including General Manager of PerkinElmer’s Montreal operation.

John J. Fry is our Senior Vice President, General Counsel, and Secretary. He joined us in November 2007. From April 2005 until joining us, Mr. Fry was a principal of the law firm Driggs, Hogg, & Fry Co., L.P.A., where his practice focused primarily on technology and intellectual property law. From August 1995 to April 2005, he held various legal positions at Philips Medical Systems, including Senior Corporate Counsel and Intellectual Property Manager and counsel to Philips’ computed tomography business.

James P. Ryan is our Senior Vice President and General Manager, Security Detection and Power Technologies and has served in this capacity since February 2016. From August 2015 until February 2016 Mr. Ryan served as our Senior Vice President and General Manager, Global Operations, and from December 2008, when he joined us, until August 2015 served as our Senior Vice President, Global Operations. Mr. Ryan joined us in December 2008, as our Vice President of Global Operations. From 2000 until joining us, Mr. Ryan was a Principal in the Strategy Practice, focusing in the Healthcare and Consumer industries, for Booz & Company, a leading global management consulting firm. Before that, he worked for Ingersoll-Rand in both advanced engineering and manufacturing capacities.

Brooks West joined us as our Senior Vice President and General Manager, Global Ultrasound in March 2017.  From April 2011 until March 2017, he served as a Senior Research Analyst for Piper Jaffrey, a leading investment bank and asset management firm with lead coverage of the cardiovascular and diversified medical technology sectors.  Prior to joining Piper, Mr. West held leadership roles in marketing and business development at Urologix, a provider of medical devices for the urology market.

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

Our common stock trades on the NASDAQ Global Select Market under the symbol: ALOG. The following table sets forth the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Select Market, for each quarterly period indicated in the table below:

Fiscal Year	High	Low
2017
First Quarter	$94.39	$80.05
Second Quarter	95.85	75.05
Third Quarter	84.75	69.65
Fourth Quarter	76.40	66.00

2016
First Quarter	$88.52	$76.69
Second Quarter	90.70	71.74
Third Quarter	81.29	68.71
Fourth Quarter	86.55	77.26

As of August 31, 2017, there were approximately 530 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record. Our board of directors declared cash dividends of $0.10 per share for each of the quarters of fiscal years 2017 and 2016. We intend to pay a regular quarterly cash dividend subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, and other factors that our board of directors may deem relevant. Our policy is to retain sufficient earnings to provide funds for the operation and expansion of our business.

The following table contains information about our purchases of our equity securities during the three months ended July 31, 2017.

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	Be Purchased Under the
	of Shares	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased (1)	per Share (1)	Programs (1) (2)	(000's)
5/1/2017-5/31/2017	16,518	$72.96	17,165	$13,216
6/1/2017-6/30/2017	17,486	$69.39	17,969	$12,002
7/1/2017-7/31/2017	5,614	$71.52	19,553	$11,600
Total	39,618	$71.18	54,687	$11,600

(1)

During the fourth quarter of fiscal year 2017, we repurchased 39,618 shares of our common stock in open-market transactions for $2.8 million at an average purchase price of $71.18 per share. These shares were purchased pursuant to a repurchase program authorized by our board of directors that was publicly announced on May 26, 2016 to repurchase up to $15.0 million of our common stock. The repurchase program does not have a fixed expiration date.

(2)

Includes 15,069 shares, consisting of 647 shares, 483 shares, and 13,939 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in May, June and July 2017, respectively.  For purposes of determining the number of shares to be surrendered by employees to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Comparison of Five-Year Cumulative Total Returns

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Center for Research in Security Prices of the University of Chicago, or CRSP, Total Return Index for the NASDAQ Stock Market (US Companies), the Russell 2000 Index, and the CRSP Total Return Index for all NASDAQ stocks with SIC Codes related to our business in the areas of measuring instruments, photo goods, medical goods, optical goods, and timepieces. The graph assumes $100 invested on July 31, 2012, in our common stock and $100 invested at that time in each of the indexes. The comparison assumes that all dividends are reinvested.

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

	Years Ended July 31,
(In millions, except share and per share data)	2017	2016	2015	2014	2013
Total net revenue	$486.4	$508.8	$540.3	$517.5	$550.4
Total cost of sales (A)	287.1	280.7	310.8	297.8	333.7
Gross profit	199.3	228.1	229.5	219.7	216.7
(Loss) income from operations (B)	(66.8)	25.2	40.6	29.1	45.4
Net (loss) income (C)	$(74.2)	$12.1	$33.5	$34.5	$31.1
Basic net (loss) income per share	$(5.96)	$0.98	$2.70	$2.78	$2.54
Diluted net (loss) income per share	$(5.96)	$0.96	$2.66	$2.72	$2.48
Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40
Weighted average shares outstanding (000’s):
Basic	12,456	12,402	12,407	12,404	12,247
Diluted	12,456	12,615	12,606	12,667	12,569
Cash, cash equivalents	$129.3	$118.7	$123.8	$114.5	$113.0
Working Capital (D)	303.6	310.3	316.8	280.0	262.7
Total assets (D)	538.1	632.9	624.6	611.6	587.8
Long-term liabilities (D)	10.5	23.3	13.4	14.5	10.5
Stockholders’ equity	460.5	531.2	531.4	512.6	486.4

(A)	During fiscal year 2017, we recorded an $8.3 million excess and obsolescence charge related to the write-downs of inventory.
(B)

In fiscal year 2017, we recorded restructuring charges of $7.2 million. During fiscal 2017, we recorded an aggregate of $84.5 million asset impairment charges. We also recorded a decrease in contingent consideration of $10.2 million related to Oncura in fiscal 2017.

In fiscal year 2016, we recorded acquisition-related expenses of approximately $0.4 million associated with the acquisition of Oncura.  We recorded restructuring charges of $9.6 million in fiscal year 2016. During fiscal year 2016, we also recorded a $10.1 million charge in connection with the investigation related to our Danish Subsidiary BK Medical.

During fiscal year 2015, we recorded a $1.0 million charge in connection with the investigation related to our Danish Subsidiary BK Medical.

In fiscal year 2014, we recorded acquisition-related expenses of approximately $8.7 million associated with the acquisition of Ultrasonix, which includes $7.8 million of amortization of acquired intangibles. During fiscal year 2014, we also recorded pre-tax restructuring charges of $2.9 million under the fiscal year 2014 restructuring plan primarily for severance and personnel related costs for 48 involuntarily terminated employees and $0.6 million in relation to the fiscal year 2013 restructuring plan primarily for facility exit costs.

In fiscal year 2013, we recorded $5.6 million of acquisition-related expenses associated with the acquisition of Ultrasonix which includes $3.9 million of amortization of acquired intangibles. During fiscal year 2013, we also recorded pre-tax restructuring charges of $3.5 million primarily for severance and personnel related costs for 115 involuntarily terminated employees and facility exit costs.

(C)

In fiscal year 2017, we recorded certain discrete tax provisions totaling $15.7 million.  The discrete tax provision for fiscal year 2017 consists primarily of a $16.6 million increase in valuation allowance on deferred tax assets.

In fiscal year 2016, we recorded certain discrete tax provisions totaling $1.2 million, consisting primarily of a $1.5 million increase in uncertain tax benefits associated with an increase in uncertain tax positions primarily associated with the BK Medical matter.

In fiscal year 2015, we recorded certain discrete tax benefits totaling $2.9 million, consisting primarily of a $3.4 million reduction in uncertain tax positions primarily associated with the expiration of the statute of limitations. During fiscal year 2015, we also recorded a $0.6 million interest charge in connection with the investigation related to our Danish Subsidiary BK Medical.

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

(D)

In fiscal year 2016, we retrospectively adopted ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” Please refer to Note 1, Recent Accounting Pronouncements, and Note 15, Income taxes in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016 for additional information. The effects of the accounting change on working capital, total assets, and long-term liabilities were revised to reflect the change on the Consolidated Balance Sheets as of July 31, 2015, 2014 and 2013, respectively.

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended July 31, 2017 and 2016 represent the fourth quarters of fiscal years 2017 and 2016, respectively.

Our Management’s Discussion and Analysis is presented in six sections as follows:

•	Business Overview
•	Fiscal Year 2017 Financial Highlights
•	Results of Operations
•	Liquidity and Capital Resources
•	Recent Accounting Pronouncements
•	Critical Accounting Policies

Business Overview

Analogic Corporation designs, manufactures, and commercializes innovative real-time guidance, diagnostic imaging and threat detection technologies to advance the practice of medicine and save lives. We design, manufacture and sell advanced medical imaging, ultrasound and security systems and subsystems to original equipment manufacturers, or OEMs, and end users primarily for the medical and airport security markets.

Our business is strategically aligned into three segments: Medical Imaging, Ultrasound, and Security and Detection. Our business segments are described as follows:

•

Medical Imaging primarily includes systems and subsystems for Computed Tomography, subsystems for MRI  equipment as well as state-of-the-art, selenium-based detectors for screening of breast cancer and other diagnostic applications in mammography.

•	Ultrasound includes ultrasound systems and transducers primarily used in the urology, surgery, EMED and Anesthesia markets.
•

Security and Detection includes advanced threat detection CT systems utilizing our expertise in advanced medical imaging technology, primarily used in the checked baggage screening at airports worldwide.

The following table sets forth the percentage of total net revenue by reporting segment for fiscal years 2017, 2016 and 2015.

	For the Year ended
	July 31,
	2017	2016	2015
Medical Imaging	57%	57%	54%
Ultrasound	30%	32%	31%
Security and Detection	13%	11%	15%
Total revenue	100%	100%	100%

Fiscal Year 2017 Financial Highlights

The following table is a summary of our financial results for the fiscal years ended July 31, 2017 and 2016. This summary is not a substitute for the detail provided in the following pages or the audited Consolidated Financial Statements and notes that appear elsewhere in this document.

	For the Year ended
	July 31,		Percentage
(in millions, except per share amounts and percentages)	2017	2016	Change
Total net revenues	$486.4	$508.8	-4%
Gross profit	$199.3	$228.1	-13%
Gross margin	41.0%	44.8%
(Loss) income from operations	$(66.8)	$25.2	-365%
Operating margin	-13.7%	5.0%
Net (loss) income	$(74.2)	$12.1	-713%
Diluted net (loss) income per share	$(5.96)	$0.96	-720%

During fiscal year 2017 our total net revenue decreased by 4% as compared to fiscal year 2016, primarily due to a decrease in sales in our Ultrasound segment driven by a decrease in private label sales and by lower demand for legacy OEM probes and a decrease in our Medical Imaging segment driven by reductions in CT, MRI and digital Mammography, partially offset by an increase in sales of Security and Detection segment driven by increases in our high speed airport screening systems and increases in our rapid DNA system sales.

Gross profit and gross margin decreased by 13% and 3.8 points, respectively, in fiscal year 2017, compared to fiscal year 2016, as a result of lower revenues including a reversal of engineering revenue in both Ultrasound and Security and Detection segments, and impairment charges related to write-downs of obsolete inventory.

(Loss) income from operations decreased and operating margin decreased in fiscal year 2017, compared to fiscal year 2016,  primarily due to lower revenues, an $8.3 million impairment charge related to write-downs of excess and obsolete inventory (please refer to Note 9. Inventory), and $84.5 million asset impairment charges (please refer to Note 1(i). Property, plant, and equipment and Note 10. Intangible assets and goodwill), partially offset by a $10.2 million decrease in contingent consideration related to our acquisition of Oncura (please refer to Note 8. Fair value for more information), and charges for the BK Medical matter of $10.1 million in 2016. For more information on the BK Medical matter, please refer to Note 11. Commitments, guarantees and contingencies in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

Results of Operations

Fiscal Year 2017 Compared to Fiscal Year 2016

Net Revenue

Product Revenue

Product revenue for fiscal year 2017 as compared with fiscal year 2016 is summarized in the table below.

	For the Year ended
	July 31,		Percentage
(in millions except percentages)	2017	2016	Change
Medical Imaging	$269.2	$285.8	-6%
Ultrasound	148.0	160.8	-8%
Security and Detection	67.0	56.1	19%
Total product revenue	$484.2	$502.7	-4%

Medical Imaging

During fiscal year 2017, our Medical Imaging product revenue decreased by 6%, compared to fiscal year 2016, primarily due to reductions in CT, MRI and digital Mammography, partially offset by increases in Motion due to additions of new customers.

Ultrasound

During fiscal year 2017, our Ultrasound product revenue decreased by 8%, compared to fiscal year 2016, primarily driven by decrease in private label sales and reduced customer demand for legacy OEM probes.

Security and Detection

During fiscal year 2017, our Security and Detection product revenue increased by 19%, compared to fiscal year 2016, primarily driven by increases in our high speed airport screening systems and increases in our rapid DNA system sales.

Engineering Revenue

Engineering revenue for fiscal year 2017 as compared with fiscal year 2016 is summarized in the table below.

	For the Year ended
	July 31,		Percentage
(in millions except percentages)	2017	2016	Change
Medical Imaging	$5.0	$3.4	47%
Ultrasound	(1.1)	2.4	-146%
Security and Detection	(1.7)	0.3	-667%
Total engineering revenue	$2.2	$6.1	-64%

Our business model includes customer-funded engineering projects that integrate our core technologies within our customer’s product portfolios. These projects vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

The change in engineering revenue during fiscal year 2017, compared to fiscal year 2016, was primarily due to timing of work done on customer-funded engineering projects in the Medical Imaging segment, and reversal of revenue in both of the Ultrasound and Security and Detection segments as a result of changes in facts and circumstances in the fourth quarter that lead us to no longer being able to meet the revenue recognition criteria.

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2017, as compared with fiscal year 2016, is summarized in the table below.

	For the Year ended
	July 31,		Percentage
(in millions except percentages)	2017	2016	Change
Product gross profit	$202.1	$227.1	-11%
Product gross margin	41.7%	45.2%

During fiscal year 2017 compared to fiscal year 2016, gross margin decreased by 3.5 points, primarily as a result of  $8.3 million excess and obsolescence charges related to the write-downs in inventory and product/segment mix, primarily related to strategic changes in the business to discontinue investment in certain products.

Engineering Gross Margin

Engineering gross margin for fiscal year 2017, as compared with fiscal year 2016, is summarized in the table below.

	For the Year ended
	July 31,		Percentage
(in millions except percentages)	2017	2016	Change
Engineering gross (loss) profit	$(2.8)	$0.9	-411%
Engineering gross margin	-126.7%	15.5%

The decrease in the engineering gross profit and decrease in the engineering gross margin in fiscal year 2017, compared to fiscal year 2016, was due to our lower engineering revenue and reversal of engineering revenue in both of the Ultrasound and Security and Detection segments as a result of changes in facts and circumstances in the fourth quarter that lead us to no longer being able to meet the revenue recognition criteria. .

Operating Expenses

Operating expenses are summarized as follows:

	For the Year ended			Percentage of Net
	July 31,		Percentage	Revenue
(in millions except percentages)	2017	2016	Change	2017	2016
Research and product development	$63.5	$67.1	-5%	13%	13%
Selling and marketing	67.8	65.3	4%	14%	13%
General and administrative	43.1	60.8	-29%	9%	12%
Restructuring	7.2	9.6	-25%	2%	2%
Asset impairment charges	84.5	-	100%	17%	0%
Total operating expenses	$266.1	$202.8	31%	55%	40%

Operating expenses for the fiscal year 2017 increased by 31% compared to fiscal year 2016.

Research and product development expenses decreased by 5% during fiscal year 2017, compared to fiscal year 2016, due to lower material related spending and lower headcount-related costs.

Selling and marketing expenses increased by 4% during fiscal year 2017, compared to fiscal year 2016, primarily due to higher headcount-related costs.

General and administrative expenses decreased by 29% during fiscal year 2017, compared to fiscal year 2016, primarily relating to a gain recorded in fiscal 2017 for the decrease in contingent consideration of $10.2 million related to Oncura, due to revisions in our forecasted revenues of the Oncura business, which reduced the amount of contingent consideration we expect to pay, and charges for the BK Medical matter of $10.1 million in 2016. For more information on the BK Medical matter, please refer to Note 11. Commitments, guarantees and contingencies in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

Restructuring expenses decreased by 25% during fiscal year 2017, compared to fiscal year 2016, primarily due to expenses related to the Fiscal Year 2017 Restructuring Plan and the Fiscal Year 2016 Restructuring Plan, respectively. Please refer to Note 4. Restructuring Charges for more information on the Fiscal Year 2017 Restructuring Plan and Fiscal Year 2016 Restructuring Plan.

In fiscal 2017, we recorded an aggregate of $84.5 million asset impairment charges, primarily driven by lower revenues than anticipated and a reduced revenue forecast of our Ultrasound business, as compared with prior estimates, and certain strategic changes after a strategic review of our Ultrasound business as described below.

During the third quarter of fiscal year 2017, we recorded an impairment charge of $3.2 million, including a write-off of customer relationships of $2.4 million and a write-off of trade names of $0.8 million as a result of lower revenues than anticipated and a reduced revenue forecast of our Oncura reporting unit, as compared with our prior estimates, and our strategic changes to Oncura business. For more information on the acquisition of Oncura, please refer to Note 3. Business combination.

During the third quarter of fiscal year 2017, we recorded an impairment charge of $8.1 million, related to the acquired technology in connection with the acquisition of PocketSonics, based on the projected future cash flows and a decision to forgo further investment in the business. For more information on the acquisition of PocketSonics, please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

During the second quarter of fiscal year 2017, we recorded an estimated charge of $9.8 million goodwill impairment for our Oncura reporting unit during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. Changes in our strategy caused us to decrease future forecasted revenues from our prior estimates. The amount of this charge was finalized in the third quarter of fiscal year 2017 with no change. For more information on the goodwill impairment test, please refer to Note 10. Intangible assets and goodwill.

During the third quarter of fiscal year 2017, during the strategic review of our Oncura reporting unit, we noted a decreased forecasted revenue as compared with prior estimates, which was caused by the further disruption in our sales channel in our veterinary business. We determined that the remaining goodwill was impaired and recorded a charge of $6.6 million in the third quarter of fiscal year 2017. For more information on the goodwill impairment test, please refer to Note 10. Intangible assets and goodwill.

During the third quarter of fiscal year 2017, the Company noted impairment indicators related to our Ultrasound reporting unit. Additional delays related to the introduction and commercialization of our general imaging platform sold through our technology partner in general imaging caused the Company to reassess our revenue expectations for the product. This significant change, as well as a further reduction in revenue estimates for our fiscal 2017 impacted our overall revenue growth expectations in Ultrasound in future periods. Management performed an interim impairment test based on both the market approach and income approach and recorded an estimated impairment charge of $55.2 million. The amount of this charge was finalized in the fourth quarter of fiscal 2017 with no change. For more information on the goodwill impairment test, please refer to Note 10. Intangible assets and goodwill.

During fiscal year 2017, we recorded an impairment charge of $0.6 million, including a write-off of developed technology of $0.5 million and a write-off of trade names of $0.1 million in the second quarter of fiscal 2017, based on the projected future cash flows and change in strategy to discontinue investments in commercializing its technology. Pathfinder is part of our Security and Detection operating segment. For more information on the acquisition of Pathfinder, please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

During the fourth quarter of fiscal year 2017, we recorded an asset impairment charge of approximately $1.0 million, as a result of assessing the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. No impairment charges were recorded in fiscal 2016.

Other (Expense) Income, Net

	For the Year ended
	July 31,
(in millions)	2017	2016
Interest income, net	$0.6	$0.2
Other, net	(0.1)	(5.1)
Total other income (expense), net	$0.5	$(4.9)

Total other income increased by $5.4 million in fiscal year 2017, compared to fiscal year 2016,  primarily related to an increase in interest income of $0.4 million in fiscal 2017, net, and a $2.6 million interest charge in connection with the BK Medical matter (For more information on the BK Medical matter, please refer to Note11. Commitments, guarantees and contingencies in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016), and foreign currency translation losses of $2.1 million in 2016.

Provision for Income Taxes

The following table presents the provision for income taxes and our effective tax rate for the fiscal years ended July 31, 2017 and 2016:

	For the Year ended
	July 31,
(in millions except percentages)	2017	2016
Provision for income taxes	$8.0	$8.2
Effective tax rate	-12%	40%

The effective income tax rate is based on the actual income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits, tax contingencies or other discrete items.

Our effective tax rate for fiscal year 2017 is lower than the statutory rate of 35%, primarily due to the tax effect on the goodwill and asset impairment charges, and recording of an additional valuation allowance. Certain of the goodwill and asset impairment charges will not give rise to a tax deduction, and therefore did not give rise to a benefit in the tax rate.  The tax provision for fiscal year 2017 includes certain discrete tax provisions totaling $15.7 million.  The discrete tax provision for fiscal year 2017 consists primarily of a $16.6 million increase in valuation allowance on deferred tax assets, $0.8 million decrease to prepaid income taxes, offset by $0.7 million reduction in uncertain tax positions associated with the expiration of statute of limitations, $0.4 million decrease in uncertain tax positions associated with BK Medical matter, $0.5 million decrease in uncertain tax positions associated with settlement of a transfer pricing audit, along with $0.1 million benefit on other items.

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

Net Income and Diluted Net Income Per Share

Net income and diluted net income per share from operations for fiscal years 2017 and 2016 were as follows:

	For the Year ended
	July 31,
(in millions except percentages)	2017	2016
Net (loss) income	$(74.2)	$12.1
% of net revenue	-15%	2%
Diluted net (loss) income per share from operations	$(5.96)	$0.96

Fiscal Year 2016 Compared to Fiscal Year 2015

Net Revenue

Product Revenue

Product revenue for fiscal year 2016 as compared with fiscal year 2015 is summarized in the table below.

	Years Ended
	July 31		Percentage
(in millions except percentages)	2016	2015	Change
Product Revenue:
Medical Imaging	$285.8	$288.6	-1%
Ultrasound	160.8	163.6	-2%
Security and Detection	56.1	79.0	-29%
Total product revenue	$502.7	$531.2	-5%

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

Engineering revenue for fiscal year 2016 as compared with fiscal year 2015 is summarized in the table below.

	Years Ended
	July 31		Percentage
(in millions except percentages)	2016	2015	Change
Engineering Revenue:
Medical Imaging	$3.4	$4.0	-15%
Ultrasound	2.4	2.6	-8%
Security and Detection	0.3	2.5	-88%
Total engineering revenue	$6.1	$9.1	-33%

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

Gross Margin

Product Gross Margin

Product gross margin for fiscal year 2016, as compared with fiscal year 2015, is summarized in the table below.

	Years Ended
	July 31		Percentage
(in millions except percentages)	2016	2015	Change
Product gross profit	$227.1	$228.2	0%
Product gross margin	45.2%	43.0%

Gross margin during fiscal year 2016 increased by 2.2 points in fiscal year 2016 compared to the prior year primarily as a result of favorable pricing and product mix in both our Medical Imaging and Security and Detection segments as well as due to ongoing cost control efforts.

Engineering Gross Margin

Engineering gross margin for fiscal year 2016, as compared with fiscal year 2015, is summarized in the table below.

	Years Ended
	July 31		Percentage
(in millions except percentages)	2016	2015	Change
Engineering gross profit	$0.9	$1.3	-31%
Engineering gross margin	15.5%	14.2%

The decrease in the engineering gross profit and increase in the engineering gross margin in fiscal year 2016 versus the prior year comparable period was due to our lower engineering revenue, and due to the mix of engineering projects.

Operating Expenses

Operating expenses are summarized as follows:

	Years Ended			Percentage of
	July 31			Net revenue
(in millions except percentages)	2016	2015	Percentage Change	2016	2015
Operating Expenses:
Research and product development	$67.1	$68.5	-2%	13%	13%
Selling and marketing	65.3	63.5	3%	13%	12%
General and administrative	60.8	57.3	6%	12%	10%
Restructuring	9.6	(0.4)	-2500%	2%	0%
Total operating expenses	$202.8	$188.9	7%	40%	35%

Operating expenses for the fiscal year 2016 increased by 7% versus the prior year comparable period.

Research and product development expenses decreased by 2% during fiscal year 2016 versus the prior year comparable period primarily due to lower compensation-related costs.

Selling and marketing expenses increased by 3% during fiscal year 2016 versus the prior year comparable period due primarily to additional costs -related to the acquisition of Oncura.

General and administrative expenses increased by 6% during fiscal year 2016 versus the prior year comparable period primarily due to a $10.1 million charge in fiscal year 2016 related to the BK Medical matter (please refer to Note 11, Commitments, guarantees and contingencies) , partially offset by lower compensation-related costs.

Restructuring expenses increased by approximately $10 million during fiscal year 2016 versus the prior year comparable period due to the execution of Fiscal Year 2016 Restructuring Plan (please refer to Note 4, Restructuring charges).

Other (Expense) Income, Net

	Years Ended
	July 31
(in millions)	2016	2015
Interest income, net	$0.2	$0.1
Other, net	(5.1)	0.3
Total other income (expense), net	$(4.9)	$0.4

Total other expenses increased by $5.3 million in fiscal year 2016 versus the prior year comparable period primarily due to an increase of $2.6 million interest charge in connection with the BK Medical matter (See “Impact of Investigation Regarding our Danish Subsidiary” section below), and foreign currency translation losses increased by $2.3 million.

Provision for Income Taxes

The following table presents the provision for income taxes and our effective tax rate for the fiscal years ended July 31, 2016 and 2015:

	Years Ended
	July 31
(in millions except percentages)	2016	2015
Provision for (benefit from) income taxes	$8.2	$7.6
Effective tax rate	40%	18%

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

Net Income and Diluted Net Income Per Share

Net income and diluted net income per share from operations for fiscal years 2016 and 2015 were as follows:

	Years Ended
	July 31
(in millions except percentages)	2016	2015
Net Income	$12.1	$33.5
% of net revenue	2.4%	6.2%
Diluted net income per share from operations	$0.96	$2.66

Liquidity and Capital Resources

Key liquidity and capital resources information is summarized in the table below.

	As of	As of
	July 31,	July 31,	Percentage
(in millions)	2017	2016	Change
Cash and cash equivalents (A)	$129.3	$118.7	9%
Marketable securities	45.0	-	100%
Working capital	$303.6	$310.3	-2%

(A)	Includes approximately $47.7 million and $45.3 million of cash and cash equivalents held outside the U.S. as of July 31, 2017 and 2016, respectively.

As of July 31, 2017, we had cash and cash equivalents of $129.3 million, a $10.6 million increase from July 31, 2016, as we generated $75.1 million in cash from operations and $3.4 million from the issuance of stock. This was offset by $45.0 million paid for the purchases of marketable securities, $9.1 million paid for additions to property and equipment, $5.0 million cash payment to shareholders for dividends, $4.4 million paid for the repurchase of common stock, $2.2 million for the shares repurchased for taxes for vested employee restricted stock grants, and $1.9 million contingent consideration paid for business acquisitions.

The decrease in working capital from July 31, 2016 to July 31, 2017 was primarily attributable to a decrease in accounts receivable of $34.8 million, a decrease in inventory of $14.9 million, and partially offset by an increase in short-term marketable securities of $18.8 million, an increase in cash of $10.6 million, a decrease in contingent consideration of $4.5 million, and a decrease in accounts payable and accrued expenses of $5.5 million.

Cash and cash equivalents at July 31, 2017 and July 31, 2016 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at July 31, 2017 and July 31, 2016 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

The carrying amounts reflected in the Consolidated Balance Sheets of cash and cash equivalents, trade receivables, and trade payables approximate fair value at July 31, 2017, due to the short-term maturities of these instruments.

Our marketable securities investment portfolio is invested primarily in highly-rated securities and our investment policy generally require investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

We have revolving credit facilities of up to $101.2 million available for direct borrowings. We did not have any borrowings outstanding under these credit facilities as of July 31, 2017 and 2016. For further details surrounding the revolving credit facilities, please refer to the Commitments, Contractual Obligations and Off-Balance Sheet Arrangements section.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated:

	Twelve Months Ended
	July 31,			Percentage
(in millions, except percentages)	2017	2016	2015	Change
Net cash provided by operating activities	$75.1	$33.0	$38.7	128%
Net cash used in investing activities	(54.0)	(21.4)	(11.0)	152%
Net cash used in financing activities	(10.0)	(16.8)	(12.8)	-40%
Effect of exchange rate changes on cash	(0.5)	0.1	(5.7)	-600%
Net increase in cash and cash equivalents	$10.6	$(5.1)	$9.2	-308%

Operating activities

Net cash provided by operating activities increased by $42.1 million for the year ended July 31, 2017, compared to fiscal year 2016, primarily due to the collection of accounts receivable, a decrease in inventory expenditure, partially offset by the income tax payments in 2017. The cash flows provided by operating activities of $75.1 million during the year ended July 31, 2017 reflects our net loss of $74.2 million, non-cash adjustment to net loss of $84.5 million related to asset impairment charges, $35.8 in connection with collection of accounts receivable, $24.6 million related to depreciation and amortization, $11.2 million in inventory related to non-cash amortization of demo equipment, non-cash provision for excess and obsolete inventory and a net change in operating inventory, and $9.5 million related to share-based compensation. This was partially offset by a change in fair value of contingent consideration of $10.2 million, and a decrease in accrued income tax and income taxes receivable of $5.1 million.

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

Investing activities

The net cash used in investing activities during the year ended July 31, 2017 was driven by purchase of marketable security of $45.0 million and purchase of property, plant and equipment of $9.1 million. Our capital expenditures are primarily related to infrastructure and manufacturing equipment investments.

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

Financing activities

The net cash used in financing activities during the year ended July 31, 2017 primarily reflected $5.0 million of dividends paid to stockholders, $4.4 million used to repurchase common stock, $2.2 million used for shares surrendered for taxes paid related to vested employee restricted stock, and $1.9 million contingent consideration paid for business acquisitions. This was partially offset by proceeds from the issuance of common stock amounting to $3.4 million associated with share-based compensation.

The net cash used in financing activities during the year ended July 31, 2016 primarily reflected $13.7 million used to repurchase common stock, $5.0 million of dividends paid to stockholders and $2.7 million used for shares surrendered for taxes paid related to vested employee restricted stock. This was partially offset by proceeds from the issuance of common stock amounting to $4.7 million, associated with share-based compensation.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations at July 31, 2017, and the effect such obligations are expected to have on liquidity and cash flows in future periods are as follows:

(in millions)	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$4.4	$2.2	$1.3	$0.8	$0.1	$-	$-
Purchase obligations	23.2	23.0	0.2	-	-	-	-
Pension	4.8	0.4	0.4	0.4	0.4	0.4	2.8
Total contractual obligations	$32.4	$25.6	$1.9	$1.2	$0.5	$0.4	$2.8

Purchase obligations relate primarily to inventory procurement, capital expenditures entered in the normal course of business, and other miscellaneous production related obligations.

Restructuring

During fiscal year 2017 and 2016, we announced restructuring plans and incurred restructuring charges for improving our operational effectiveness to better leverage core competencies across the business. As of July  31, 2017, there was $2.8 million in restructuring liability, to be paid throughout fiscal 2018. For a more detailed description of our restructuring efforts, including our plan to consolidate facilities, please refer to Note 4 to the Consolidated Financial Statements included in this report.

Financing arrangements

On November 23, 2015, we entered into a five-year revolving credit agreement, or Credit Agreement, with the financial institutions identified therein as lenders, which included JPMorgan Chase Bank, N.A., TD Bank, N.A., Wells Fargo Bank, N.A., HSBC Bank, N.A., and People’s United Bank, N.A. Effective August 25, 2017, HSBC exited the Credit Agreement, and was replaced with Citibank. The Credit Agreement provides $100.0 million in available credit and expires on November 23, 2020, when all outstanding borrowings must be paid in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty. Upon entry into the Credit Agreement, we terminated without penalty a $100.0 million five-year, revolving credit agreement entered into on October 11, 2011 and previously paid in full in accordance with its terms.

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

As of July 31, 2017, our leverage ratio was 0.004:1.00 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of July 31, 2017, we were in full compliance with all financial and operating covenants contained in the Credit Agreement.

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

As of July 31, 2017 and 2016, we had approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under any of our credit facilities at July 31, 2017 and 2016, respectively.

Contingent consideration

In connection with the acquisition of Oncura, as of July 31, 2017, there was a $10.2 million decrease in the fair value of our contingent consideration obligation during fiscal 2017, due to revisions in our forecasted revenues of the Oncura business, which reduced the remaining contingent consideration obligation to zero. Please refer to Note 8. Fair value measurements for more information.

Tax related obligations

We have $6.3 million of unrecognized tax benefits for uncertain tax positions. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. As such, the liability is excluded from the commitments and contingencies table. Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information regarding matters relating to income taxes, including unrecognized tax benefits.

Asset retirement obligations

The ultimate cost of restoring our leased facilities is difficult to predict given uncertainties regarding the extent of the required restoration and the interpretation of applicable laws and regulations. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur costs, including asset retirement obligations, of approximately $1.3 million as of July 31, 2017, which is included in “Other liabilities” in our Consolidated Balance Sheets. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

On January 3, 2017, the Company's subsidiary Ultrasonix Medical Corporation ("UMC") received a notice of civil claim as a defendant. The lawsuit relates to the lease of a corporate office in Burnaby, British Columbia, of which UMC never took possession. The lawsuit claims that UMC is indebted to the landlord for unpaid and accelerated rent in an amount of approximately CAD 1.0 million, plus costs, plus interest on unpaid rent commencing in April 2014. In June 2017, the Company reached a settlement of the matter, in which the Company agreed to pay CAD 0.775 million ($0.6 million) in full satisfaction of all matters in dispute. The $0.6 million settlement amount was recorded in general and administrative expenses in fiscal year 2017.

On July 31, 2017, twenty-four former interest-holders of Oncura Partners Diagnostics, LLC (“Plaintiffs”) filed suit in the District Court of Travis County, Texas against Analogic Corporation (“Analogic”) and Oncura Partners Diagnostics, LLC (“Oncura”) (together “Defendants”) alleging claims arising out of Analogic’s acquisition of Oncura from Plaintiffs in 2016.  Plaintiffs assert claims for breach of contract, anticipatory repudiation, fraud, negligent misrepresentation, breach of implied duty of good faith and fair dealing, unjust enrichment, and declaratory judgement; they seek unspecified damages in excess of $1 million.  On August 25, 2017, Defendants timely removed the action to federal court in Texas and the case was subsequently transferred on consent to the United States District Court for the Southern District of New York. While it is reasonably possible that we may incur a loss in connection with this matter, we are unable at this time to provide an estimate of a possible loss or range of possible losses, given the early stage of this matter.

Recent Accounting Pronouncements

(w) Recent accounting pronouncements

Accounting pronouncements issued and recently adopted

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350)” The amendments remove Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The standard will be effective for us for annual or any interim goodwill impairment tests in fiscal years beginning August 1, 2020. We elected early adoption of ASU 2017-04 as of January 1, 2017. As a result, we removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Accordingly, starting the third quarter of fiscal 2017, goodwill impairment amount was recorded by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Accordingly, we recorded impairment charges of $55.2 million to our Ultrasound reporting unit and $6.6 million to our Oncura reporting unit, respectively, in the third quarter of fiscal 2017, based on amount by which the fair value of the reporting unit is below its carrying value, not to exceed the carrying amount of goodwill.

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

Disclosure of uncertainties about an entity’s ability to continue as a going concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard requires management to evaluate an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and should be applied on a prospective basis. Early adoption is permitted. The provisions would be effective for us for our annual period ending on July 31, 2017. We elected early adoption of ASU 2014-15 during our first quarter of fiscal year beginning on August 1, 2016 on a prospective basis and have assessed our ability to continue as a going concern. As of July 31, 2017, we have concluded that substantial doubt about our ability to continue as a going concern does not exist.

Not yet effective

Scope of Modification Accounting

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718)”. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The standard will be effective for us in the first quarter of our fiscal year ending July 31, 2019. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715)”. The standard improves the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard will be effective for us in the fiscal year beginning August 1, 2018. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments provide the requirements needed for a set of transferred assets and activities to be a business and establish a practical way to determine when a set of transferred assets and activities is not a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. An output is the result of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income, such as dividends and interest. The amendments narrow the definition of outputs and align it with how outputs are described in Topic 606 “Revenue from Contracts with Customers”. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The standard will be effective for us in the fiscal year beginning August 1, 2018. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”. The standard requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. Two common examples of assets included in the scope of this amendment are intellectual property and property, plant, and equipment. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The standard will be effective for us in the fiscal year beginning August 1, 2018. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” The amendment modifies the measurement of expected credit losses of certain financial instruments. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. 3 Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The standard will be effective for us in the fiscal year beginning after August 01, 2020. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Improvements to employee share-based payment accounting

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC 718, “Stock Based Compensation.” The amendments require that all excess tax benefits be recorded as an income tax benefit or expense in the income statement and be classified as an operating activity in the statement of cash flows. Entities may also elect to estimate the amount of forfeitures or recognize them as they occur. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard will be effective for us in the first quarter of our fiscal year ending July 31, 2018 and early adoption is permitted. We will adopt ASU 2016-09 in our first quarter of fiscal 2018. Currently, excess tax benefits or deficiencies from the Company’s share-based payment awards are recorded in Capital in excess of par value (APIC) in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its share-based payments in its Consolidated Statements of Operations in the reporting periods in which they occur. Currently excess tax benefits or deficiencies are classified within financing activities in the statement of cash flows. Upon adoption, the Company will classify any excess tax benefits or deficiencies as an operating activity in the statement of cash flows. We are currently in the process of  assessing the adoption method and analyzing the impact of the adoption of this update, but do not believe the adoption of the new standard will have a material impact on the Company’s consolidated financial statements.

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

Product is held by the sales force in the field both for sales and demonstration purposes. We classify and value such product based on the manner in which it is used by the sales force. Prior to fiscal 2016, demonstration inventory was amortized on a straight line basis over a four year period.  Beginning in fiscal 2016, we ceased amortization of demonstration inventory during the first year it was placed in the field, based on our ability and intent to sell such inventory at a normal profit margin.  We implemented this policy prospectively in fiscal 2016 based on changes in how the demonstration inventory is being utilized in the field. To the extent that demonstration inventory is unsold after a period of a year, it is reclassified to fixed assets and amortized over its estimated remaining useful life of 36 months. Amortization of demonstration inventory is recorded in sales and marketing expense.

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

Impairment of Goodwill and Indefinite-lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2016. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and as a basis for determining whether it is necessary to perform the quantitative impairment test. Alternatively, we may elect to bypass the qualitative assessment and proceed to the two-step quantitative impairment test. If we choose to perform a qualitative assessment and determine it is more likely than not that the carrying value of the net assets is more than the fair value of the related operations, the two-step impairment process is then performed; otherwise, no further testing is required. Our quantitative impairment assessment considered both the market approach and income approach to calculate the fair value of the reporting unit, with different weights assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples of a peer group of companies, which was determined based on an analysis of the selected guideline public companies’ business enterprise value (“BEV”) plus  a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows, which are determined, based upon the Company’s most recent strategic operating plan and considering market participant assumptions. The income approach is dependent on a number of significant management assumptions including estimates of future revenues, costs and expenses, and a number of significant valuation inputs including discount rates, working capital rates and tax rates. The valuation analyses described above involve uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. As discussed in Note 1(w), Recent accounting pronouncements, during the second quarter of fiscal year 2017, subsequent to the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016, we elected early adoption of ASU 2017-04 as of January 01, 2017, “Intangibles─Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” As a result, we removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Accordingly, starting the third quarter of fiscal 2017, goodwill impairment amount was recorded by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Under the relief from royalty approach, the fair value of the indefinite-lived intangible asset is based on after tax royalty rate and discount rate applied to future forecasted sales.

We have four reporting units with goodwill—Medical Imaging, Ultrasound, Oncura, and Security and Detection and three reportable segments—Medical Imaging, Ultrasound, and Security and Detection.

During the second quarter of fiscal year 2017, for our Medical Imaging, Ultrasound, Oncura, and Security and Detection reporting units, we used the two-step quantitative impairment test. For the Security and Detection reporting unit, we performed the market approach and determined that the fair value of our Security and Detection reporting unit was in excess of its carrying value, and concluded that there was no impairment during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. For our Medical Imaging and Ultrasound reporting units, we used both the market approach and income approach and determined that there was no impairment of goodwill during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. For our Medical Imaging reporting unit, we determined that the estimated fair value of the Medical Imaging reporting unit substantially exceeds its carrying value. For our Ultrasound reporting unit, we determined that our Ultrasound reporting unit was at risk of failing the first step of the goodwill impairment test in future reporting periods due to forecast revisions and changes in strategy in our ultrasound business. Our Ultrasound reporting unit had excess fair value over carrying value of approximately 25% as of our annual test date and held $55.2 million of allocated goodwill as of December 31, 2016.

During the second quarter of fiscal year 2017, for our Oncura reporting unit, recent changes in our strategy caused us to decrease future forecasted revenues from our prior estimates. As a result, we determined that the associated goodwill was impaired and we recorded an estimated charge of $9.8 million in the second quarter of fiscal 2017 during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. We recorded this amount in the asset impairment charges caption in our accompanying Consolidated Statements of Operations. The amount of this charge was finalized in the third quarter of fiscal year 2017 with no change, as we have completed the second step of the goodwill impairment test, in accordance with ASC Topic 350, Intangibles-Goodwill and Other. For more information on the goodwill impairment test, please refer to Note 10. Intangible assets and goodwill.

During the third quarter of fiscal year 2017, during the strategic review of our Oncura reporting unit, we noted a decreased forecasted revenue as compared with prior estimates, which was caused by the further disruption in our sales channel in our veterinary business, we determined that the remaining goodwill was impaired and recorded a charge of $6.6 million in the third quarter of fiscal year 2017. We recorded this amount in the asset impairment charges caption in our accompanying consolidated statements of operations. The aggregate amount of goodwill associated with our Oncura reporting unit was zero as of July 31, 2017. Also as a result of our decreased revenue forecast for Oncura, we recorded an adjustment to the associated contingent consideration liability, which resulted in a gain of $10.2 million for fiscal 2017, recorded within General and administrative expenses. The fair value of the contingent consideration obligation associated with the Oncura acquisition was zero as of July 31, 2017. For more information on the goodwill impairment test, please refer to Note 10. Intangible assets and goodwill.

During the third quarter of fiscal year 2017, the Company noted impairment indicators related to our Ultrasound reporting unit. Additional delays related to the introduction and commercialization of our general imaging platform sold through our technology partner in general imaging caused the Company to reassess our revenue expectations for the product. This significant change, as well as a further reduction in revenue estimates for our fiscal 2017 impacted our overall revenue growth expectations in Ultrasound in future periods. Management performed an interim impairment test based on both the market approach and income approach and recorded an estimated impairment charge of $55.2 million. As a result, the aggregate amount of goodwill associated with our Ultrasound reporting unit was taken down to zero as of April 30, 2017. The amount of this charge was finalized in the fourth quarter of fiscal 2017 with no change. In addition to the required goodwill impairment analysis, we also assessed the recoverability of the remaining book value of the finite-lived intangible assets allocated to our Ultrasound reporting unit after they failed the undiscounted cash flow test. The finite-lived intangible assets were tested for recoverability using the Relief from Royalty Method and Excess Earnings Method. The fair values of the intangible assets exceeded the carrying values and no impairment was incurred. The remaining book value of the intangible assets allocated to our Ultrasound reporting unit was $8.6 million as of July 31, 2017. For more information on the goodwill impairment test, please refer to Note 10. Intangible assets and goodwill.

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

The current economic environment and the uncertainties regarding its impact on our business and our estimates for forecasted revenue and spending levels made for purposes of our goodwill and trade name impairment testing may not be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of each reporting unit and trade name are not achieved, we may be required to record an impairment charge for the goodwill and trade name in future periods, whether in connection with our next annual impairment testing in the second quarter of the fiscal year ending July 31, 2018, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill and trade name impairment test is performed.  We have made changes in our strategy to our Ultrasound business which has in part driven the impairment charges. Changes in our forecasts, or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Deferred Tax Valuation Allowances

We are required to estimate our income taxes in each of the jurisdictions within which we operate. This process involves assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be established. We are in a cumulative three year loss position following the charges for impairment of goodwill and intangible assets.  This creates substantial negative evidence of recoverability of our deferred tax assets, even after all sources of income and potential benefits of tax planning are taken into account.  Because we could not overcome this substantial negative evidence, we booked a valuation allowance in the relevant jurisdictions.

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

Certain of our foreign operations enter into transactions in currencies other than their functional currency, primarily the U.S. dollar and the Euro. We also have foreign currency exposure arising from the translation of our net equity investment in our foreign operations to U.S. dollars. We generally view our investments in foreign operations with functional currencies other than the U.S. dollar as long-term. The currencies to which we are exposed are the British pound, Canadian dollar, Chinese yuan, Danish kroner, Euro, and Japanese yen. A 10% depreciation in the July 31, 2017 functional currencies, relative to the U.S. dollar, would result in a reduction in stockholders’ equity of approximately $0.2 million. A 10% depreciation in the July 31, 2016 functional currencies, relative to the U.S. dollar, would result in a reduction of stockholders’ equity of approximately $0.1 million.

We enter into forward contracts to hedge our foreign currency exposure in the Canadian dollar. These contracts have been designated as cash flow hedges, and the unrealized loss, net of tax, on these contracts is reported within accumulated other comprehensive income (loss). Liability and asset derivatives designated as hedging instruments are presented in other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. Realized (gains) losses on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During fiscal years 2017 and 2016, we recorded approximately $0.6 million and $0.7 million of realized losses included in cost of revenues and operating expenses in our Consolidated Statements of Operations. As of July 31, 2017, we have forward contracts outstanding with notional amounts totaling $14.4 million in Canadian dollar. As of July 31, 2016, we had forward contracts outstanding with notional amounts totaling $23.9 million in Canadian dollar.

We place our cash and cash equivalents in high quality financial instruments and, by policy, limit the amount of credit exposure to any one financial institution. Our cash includes cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Total net interest income for fiscal years 2017 and 2016 was $0.6 million and $0.2 million, respectively. A 10% change in interest income or interest rate would not have a material impact on the fair value of our portfolio or on future earnings.

The marketable securities in our portfolio are primarily highly-rated short duration fixed income securities. Marketable securities include commercial paper, U.S. treasury securities, U.S government agency securities, and corporate debt securities. Our investment policy and strategy generally require investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and supporting our liquidity requirements. To provide a meaningful assessment of the interest rate risk associated with our investment in marketable securities, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 25 basis point parallel shift in the yield curve. Based on investment positions as of July 31, 2017, a hypothetical 25 basis point increase in interest rates across all maturities would result in a $0.08 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements and supplementary data are listed under Part IV, Item 15 in this Annual Report on Form 10-K and are included at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2017, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 2013. Based on this assessment, our management concluded that, as of July 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of July 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will file with the SEC a definitive proxy statement for our 2018 Annual Meeting of Stockholders not later than 120 days after the close of fiscal year 2017, or Proxy Statement. Certain information required by this item is incorporated herein by reference to the Proxy Statement under the captions “Proposal 1 – Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Also refer to “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number

(a)

	1.	Consolidated Financial Statements

		Report of Independent Registered Public Accounting Firms	56

		Consolidated Balance Sheets at July 31, 2017 and 2016	58

		Consolidated Statements of Operations for the years ended July 31, 2017, 2016 and 2015	59

		Consolidated Statements of Comprehensive (Loss) Income for the years ended July 31, 2017, 2016 and 2015	60

		Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2017, 2016 and 2015	61

		Consolidated Statements of Cash Flows for the years ended July 31, 2017, 2016 and 2015	62

		Notes to Consolidated Financial Statements	63

	2.	Financial Statement Schedule II – Valuation and Qualifying Accounts	102
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

ANALOGIC CORPORATION

	By	/S/ Fred B. Parks
Date: September 26, 2017		Fred B. Parks President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Fred B. Parks	President and Chief Executive Officer (Principal Executive Officer) and Director	September 26, 2017
Fred B. Parks

/S/ Michael J. Bourque	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	September 26, 2017
Michael J. Bourque

/S/ BERNARD C. BAILEY	Chairman of the Board	September 26, 2017
Bernard C. Bailey

/S/ JEFFREY P. BLACK	Director	September 26, 2017
Jeffrey P. Black

/S/ JAMES J. JUDGE	Director	September 26, 2017
James J. Judge

/S/ MICHAEL T. MODIC	Director	September 26, 2017
Michael T. Modic

/S/ Stephen A. Odland	Director	September 26, 2017
Stephen A. Odland

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Analogic Corporation

We have audited the accompanying consolidated balance sheets of Analogic Corporation as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2017. Our audit also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analogic Corporation at July 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Analogic Corporation’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 26, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
September 26, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Analogic Corporation

We have audited Analogic Corporation’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Analogic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Analogic Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Analogic Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analogic Corporation as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2017 of Analogic Corporation and our report dated September 26, 2017 expressed unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
September 26, 2017

ANALOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31,	July 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$129,298	$118,697
Short-term marketable securities	18,797	-
Accounts receivable, net of allowance for doubtful accounts of $752 and $1,070 as of July 31, 2017 and July 31, 2016, respectively	77,587	112,412
Inventory	130,575	145,513
Income tax receivable	4,686	3,004
Prepaid expenses and other current assets	9,762	9,178
Total current assets	370,705	388,804
Long-term marketable securities	26,171	-
Property, plant, and equipment, net	102,676	107,790
Intangible assets, net	25,925	45,194
Goodwill	2,344	73,915
Deferred income taxes	5,168	10,671
Other assets	5,094	6,523
Total assets	$538,083	$632,897
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,179	$28,575
Accrued employee compensation and benefits	18,171	18,108
Accrued income tax	708	1,610
Accrued warranty	5,306	6,296
Accrued restructuring charges	2,786	5,248
Deferred revenue	4,774	5,359
Customer deposits	3,538	3,476
Contingent consideration	-	4,534
Other current liabilities	4,648	5,261
Total current liabilities	67,110	78,467
Long-term liabilities:
Accrued income taxes, net of current portion	734	2,174
Contingent consideration, net of current portion	-	7,705
Other long-term liabilities	9,745	13,374
Total long-term liabilities	10,479	23,253
Guarantees, commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,467,824 shares issued and outstanding as of July 31, 2017; 30,000,000 shares authorized and 12,396,765 shares issued and outstanding as of July 31, 2016	622	619
Capital in excess of par value	157,907	149,005
Retained earnings	307,104	390,013
Accumulated other comprehensive loss	(5,139)	(8,460)
Total stockholders’ equity	460,494	531,177
Total liabilities and stockholders’ equity	$538,083	$632,897
The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year ended July 31,
	2017	2016	2015
Net revenue:
Product	$484,173	$502,752	$531,161
Engineering	2,199	6,096	9,130
Total net revenue	486,372	508,848	540,291
Cost of sales:
Product	282,096	275,632	302,974
Engineering	4,985	5,151	7,830
Total cost of sales	287,081	280,783	310,804
Gross profit	199,291	228,065	229,487
Operating expenses:
Research and product development	63,505	67,119	68,462
Selling and marketing	67,805	65,266	63,489
General and administrative	43,064	60,826	57,291
Restructuring	7,167	9,641	(354)
Asset impairment charges	84,510	-	-
Total operating expenses	266,051	202,852	188,888
(Loss) income from operations	(66,760)	25,213	40,599
Other income (expense), net	497	(4,897)	434
(Loss) income before income taxes	(66,263)	20,316	41,033
Provision for income taxes	7,974	8,189	7,552
Net (loss) income	$(74,237)	$12,127	$33,481
Net (loss) income per common share:
Basic	$(5.96)	$0.98	$2.70
Diluted	$(5.96)	$0.96	$2.66
Weighted average shares outstanding:
Basic	12,456	12,402	12,407
Diluted	12,456	12,615	12,606
Dividends declared and paid per share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Year ended July 31,
	2017	2016	2015
Net (loss) income	$(74,237)	$12,127	$33,481
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	1,375	(2,293)	(12,564)
Unrecognized gain (loss) on pension benefits, net of tax	1,279	(1,848)	630
Unrealized gain (loss) on foreign currency forward contracts, net of tax	680	187	(377)
Unrealized (loss) on available-for-sale securities, net of tax	(13)	-	-
Total other comprehensive income (loss), net of tax	3,321	(3,954)	(12,311)
Total comprehensive (loss) income	$(70,916)	$8,173	$21,170

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended July 31, 2017, 2016, and 2015

(In thousands, except share data)

					Accumulated Other	Total
	Common Stock		Capital in Excess	Retained	Comprehensive	Stockholders’
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, July 31, 2014	12,372,992	$619	$125,679	$378,477	$7,805	$512,580
Shares issued for:
Stock options exercised	135,444	7	7,267	-	-	7,274
Stock grants and vesting of restricted stock units, net of shares retained for taxes	92,743	5	(2,835)	-	-	(2,830)
Stock purchase plan	9,449	(1)	618	-	-	617
Share-based compensation expense	-	-	10,836	-	-	10,836
Tax benefit from share-based compensation	-	-	764	-	-	764
Repurchase of common stock	(176,611)	(9)	(1,791)	(12,072)	-	(13,872)
Dividends declared ($0.40 per share)	-	-	-	(5,129)	-	(5,129)
Net income for the year	-	-	-	33,481	-	33,481
Other comprehensive loss, net of tax	-	-	-	-	(12,311)	(12,311)
Balance, July 31, 2015	12,434,017	621	140,538	394,757	(4,506)	531,410
Shares issued for:
Stock options exercised	61,384	3	4,171	-	-	4,174
Stock grants and vesting of restricted stock units, net of shares retained for taxes	65,087	3	(2,727)	-	-	(2,724)
Stock purchase plan	8,176	1	549	-	-	550
Share-based compensation expense	-	-	8,739	-	-	8,739
Tax deficiency from share-based compensation	-	-	(324)	-	-	(324)
Repurchase of common stock	(171,899)	(9)	(1,941)	(11,748)	-	(13,698)
Dividends declared ($0.40 per share)	-	-	-	(5,123)	-	(5,123)
Net income for the year	-	-	-	12,127	-	12,127
Other comprehensive loss, net of tax	-	-	-	-	(3,954)	(3,954)
Balance, July 31, 2016	12,396,765	$619	$149,005	$390,013	$(8,460)	$531,177
Shares issued for:
Stock options exercised	56,808	2	2,792	-	-	2,794
Stock grants and vesting of restricted stock units, net of shares retained for taxes	66,839	3	(2,205)	-	-	(2,202)
Stock purchase plan	8,698	1	566	-	-	567
Share-based compensation expense	-	-	9,432	-	-	9,432
Tax deficiency from share-based compensation	-	-	(946)	-	-	(946)
Repurchase of common stock	(61,286)	(3)	(737)	(3,670)	-	(4,410)
Dividends declared ($0.40 per share)	-	-	-	(5,002)	-	(5,002)
Net loss for the year	-	-	-	(74,237)	-	(74,237)
Other comprehensive income, net of tax	-	-	-	-	3,321	3,321
Balance, July 31, 2017	12,467,824	$622	$157,907	$307,104	$(5,139)	$460,494

The accompanying notes are an integral part of these consolidated financial statements.

ANALOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	July 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(74,237)	$12,127	$33,481
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	5,070	(457)	4,404
Depreciation and amortization	24,625	22,952	23,307
Asset impairment charges	84,510	-	-
Non-cash restructuring charges	1,882	-	-
Share-based compensation expense	9,430	8,864	10,938
Amortization of demo equipment	2,603	2,914	2,646
Provision for excess and obsolescence inventory	9,246	1,354	2,391
Excess tax benefit from share-based compensation	(159)	(395)	(1,134)
Change in fair value of contingent consideration	(10,239)	141	(62)
Provision for doubtful accounts, net of recovery	(318)	(151)	420
(Gain) loss on sale of property, plant and equipment	(223)	110	(115)
Net changes in operating assets and liabilities:
Accounts receivable	35,807	6,073	(16,050)
Inventory	(683)	(21,624)	(14,714)
Prepaid expenses and other assets	793	(2,275)	(387)
Accounts payable	(1,913)	(2,233)	(7,281)
Accrued liabilities	(3,362)	(1,367)	4,755
Deferred revenue	(624)	(126)	(5,433)
Customer deposits	55	(516)	965
Accrued income taxes and income taxes receivable	(5,144)	6,832	(1,895)
Other liabilities	(1,893)	764	2,474
Cash paid for contingent consideration	(100)	-	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	75,126	32,987	38,710
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(9,116)	(13,121)	(9,954)
Purchases of marketable securities	(44,968)	-	-
Acquisition of businesses, net of cash acquired	-	(8,424)	(1,600)
Proceeds from the sale of property, plant, and equipment	57	106	559
NET CASH USED IN INVESTING ACTIVITIES	(54,027)	(21,439)	(10,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	3,362	4,724	7,893
Repurchase of common stock	(4,410)	(13,698)	(13,872)
Shares repurchased for taxes for vested employee restricted stock grants	(2,203)	(2,724)	(2,832)
Excess tax benefit from share-based compensation	159	395	1,134
Dividends paid to shareholders	(5,002)	(4,964)	(5,111)
Cash paid for financing cost	-	(500)	-
Contingent consideration paid for business acquisitions	(1,900)	-	-
NET CASH USED IN FINANCING ACTIVITIES	(9,994)	(16,767)	(12,788)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(504)	116	(5,667)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,601	(5,103)	9,260
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,697	123,800	114,540
CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,298	$118,697	$123,800
Supplemental disclosures of cash flow information:
Income taxes paid (refund), net	$7,533	$(1,494)	$4,996
Non-cash transfer of demonstration inventory to fixed asset	5,172	4,237	-
Fixed asset additions in accounts payable and accrued liabilities	$588	$790	$596

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

Description of business

Analogic Corporation (NASDAQ:ALOG) designs, manufactures, and commercializes innovative real-time guidance, diagnostic imaging and threat detection technologies to advance the practice of medicine and save lives. We operate and report along three business segments: Medical Imaging, Ultrasound, and Security and Detection. Our Medical Imaging segment provides critical enabling medical imaging systems and subsystems for computed tomography, or CT, magnetic resonance imaging, or MRI and high-resolution digital mammography. We sell our Medical Imaging products primarily through longstanding relationships with well-known multinational medical original equipment manufacturers, or OEMs, and new entrants in emerging markets. Our Ultrasound segment provides real-time ultrasound procedure guidance systems for the urology, surgery and point of care markets. We sell our ultrasound products, under the BK Ultrasound brand, through our direct sales force in North America and Europe, as well as through a network of distributors to clinical practitioners throughout the world. Our Security and Detection segment designs and manufactures automated threat detection systems for aviation baggage inspection applications utilizing advanced CT technology and systems used for Rapid DNA analysis for law enforcement and government agencies. We sell our aviation threat detection and Rapid DNA systems through multinational partners.

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

(b) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at acquisition date to be cash equivalents.

(c) Marketable securities

The Company has classified its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized gains and losses (except for other-than-temporarily impairments) on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are reported in other income (expense), net, on a specific identification basis. The Company determines the appropriate classification of its investments at acquisition date and reassesses the classifications at each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. Available-for-sale securities are assessed for impairment quarterly.

(d) Revenue recognition and accounts receivable

The Company recognizes revenue related to product sales upon shipment provided that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria, if any, have been successfully demonstrated.

For persuasive evidence of an arrangement, the Company uses contracts or customer purchase order to determine the existence of an arrangement.

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

The Company assesses whether the sales price is fixed or determinable at the time of the transaction.  Sales prices are documented in the executed sales contract or purchase order received prior to shipment.  The Company’s standard terms do not allow for trial or evaluation periods, rights of return or refund, payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation.

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

We classify shipping and handling invoiced to customers as revenue and the related costs in cost of sales. Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as accounts receivable with a corresponding offset recorded to sales taxes payable. These balances are removed from the Consolidated Balance Sheets when the cash is remitted to the tax authority. We include service revenue, related primarily to extended warranty contracts and repairs, in the product revenue line item of our Consolidated Statement of Operations, as it is deemed immaterial for separate classification.

On a limited basis, the Company enters into transactions which involve multiple elements (i.e., products and services such as installation or training). Typically, all products sold to a customer are delivered at the same time. If a partial delivery occurs as authorized by the customer, the Company allocates revenue to the various products based on their vendor-specific objective evidence of fair value, or VSOE, if VSOE exists according to ASC 605-25 as the basis of determining the relative selling price of each element. If VSOE does not exist, the Company may use third party evidence of fair value, or TPE, to determine the relative selling price of each element. If neither VSOE nor TPE exists, the Company may use management’s best estimate of the sales price, or BESP, of each element to determine the relative selling price. The relative selling prices for extended warranty are based on established price lists and separate, stand-alone sales of these elements. Installations and trainings elements are deemed perfunctory. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as size of transaction, pricing strategies and market conditions. The Company believes the use of the BESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company’s products do not require maintenance or support. Additionally, from time to time there may be undelivered elements in a multiple element arrangement, such elements generally being training or extended warranty. The Company defers revenue on undelivered elements of an arrangement and recognizes it once all revenue recognition criteria have been met.

Maintenance or service revenues are recognized ratably over the term of the contract.

We provide engineering services to some of our customers on a contractual basis and recognize revenue using the percentage of completion method or the completed contract method. We estimate the progress towards completion on contracts with a fixed-fee arrangement on a monthly basis utilizing costs incurred to date as a percentage of total estimated costs at completion of the project or on a milestone basis based on contractual terms, as appropriate. Short-term unbilled receivables are included in accounts receivable in the Consolidated Balance Sheets. Total unbilled receivables at July 31, 2017 and 2016 were $4.2 million and $4.0 million, respectively. There were no long-term unbilled receivables at either July 31, 2017 or 2016. When total cost estimates exceed revenues, we accrue for the estimated losses immediately.

Deferred revenue is primarily comprised of maintenance and other service revenues for which payment has been received and for which services have not yet been performed. In situations where collection of the receivable is not reasonably assured, the inventory is expensed upon shipment and the revenue is recognized as the cash is received. Total deferred revenue at July 31, 2017 and 2016 was $6.8 million and $7.2 million, respectively. At July 31, 2017 and 2016, the long-term portion of deferred revenue of $2.0 million and $1.8 million, respectively, was included in other long-term liabilities.

(e) Use of estimates

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

(f) Inventories

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

Product is held by the sales force in the field both for sales and demonstration purposes.   We classify and value such product based on the manner in which it is used by the sales force.  Prior to fiscal 2016, demonstration inventory was amortized on a straight line basis over a four year period. Beginning in fiscal 2016, we ceased amortization of demonstration inventory during the first year it was placed in the field, based on our ability and intent to sell such inventory at a normal profit margin. We implemented this policy prospectively in fiscal 2016 based on changes in how the demonstration inventory is being utilized in the field.  To the extent that demonstration inventory is unsold after a period of a year, it is reclassified to fixed assets and amortized over its estimated remaining useful life of 36 months.  Amortization of demonstration inventory is recorded in sales and marketing expense.

Our inventory write-downs involve uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecasted customer demand, and technological obsolescence.

(g) Income taxes

We account for income taxes under the asset and liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of asset and liabilities for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. For more information on deferred tax valuation allowance, please refer to Note 15. Income taxes. We do not provide for U.S. Federal income taxes on undistributed earnings of all consolidated foreign subsidiaries as such earnings are considered to be indefinitely reinvested in those operations. For disclosure purposes, calculations of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

(h) Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, derivative instruments and accounts receivable. Cash and cash equivalents not required for working capital purposes are placed primarily in short-term bank deposits, money market funds, or demand notes of financial institutions or banks that meet stringent credit rating requirements or are collateralized by securities issued by the U.S. government or government agencies. The marketable securities in our portfolio are primarily highly-rated short duration fixed income securities. Marketable securities include commercial paper, U.S. treasury securities, U.S government agency securities, and corporate debt securities. The Company’s investment policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. We grant credit to domestic and foreign original equipment manufacturers, distributors, and end users, and perform ongoing credit evaluations on our customers’ financial condition. We do not require collateral or other security to be furnished by the counterparties to our derivative instruments.

(i) Property, plant, and equipment

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

Property, plant, and equipment consisted of the following:

	Estimated Useful Lives	July 31,
(in millions)	(Years)	2017	2016
Property, plant, and equipment:
Land and improvements	15 years for land improvements	7.1	7.0
Building and improvements	10 to 35	86.4	85.0
Leasehold improvements	lesser of useful life or the lease term	9.8	10.1
Equipment and software	3 to 7	147.2	142.7
Furniture and fixtures	5	7.2	7.6
Demonstration Inventory	3	9.9	3.9
		$267.6	$256.3
Less accumulated depreciation and amortization		(164.9)	(148.5)
Total property, plant and equipment		$102.7	$107.8

Land is not depreciated. Total depreciation and amortization of property, plant, and equipment was $17.4 million, $15.0 million, and $14.1 million for fiscal years 2017, 2016, and 2015, respectively. We did not capitalize any interest in fiscal years 2017, 2016 or 2015.

During fiscal year 2017, we recorded an asset impairment charge of approximately $1.0 million in the fourth quarter of fiscal 2017. These amounts were reported in the asset impairment charges caption in our accompanying Consolidated Statements of Operations. No impairment charges were recorded in fiscal 2016 and 2015.

(j) Intangible assets and goodwill

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

An indefinite-lived intangible asset, such as an in-process research and development, or IPR&D, or trade names acquired in business combinations, is tested for impairment annually or more frequently if indicators of impairment are present. We perform our annual review in our second quarter of each fiscal year. An indefinite-lived intangible asset may be considered impaired if we determine that the carrying value exceeds the assets’ fair value. We may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test or bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. The quantitative impairment test is based on discounted estimated future cash flows. Assessing the impairment of an indefinite-lived intangible asset requires us to make assumptions and judgments regarding the fair value of the asset using a fair value technique such as a discounted cash flow or relief from royalty method.

Goodwill is not amortized but is reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of the reporting unit may exceed its fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. We perform our annual reviews in our second quarter of each fiscal year. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may also elect to proceed directly to the two-step impairment test. If an initial qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, an additional quantitative evaluation is performed under the two-step impairment test. If based on the quantitative evaluation the fair value of the reporting unit is less than its carrying amount, we perform an analysis of the fair value of all assets and liabilities of the reporting unit. If the implied fair value of the reporting unit’s goodwill is determined to be less that its carrying amount, impairment is recognized for the difference. As discussed in Note 1(w). Recent accounting pronouncements, during the second quarter of fiscal year 2017, subsequent to the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016, we elected early adoption of ASU 2017-04 as of January 01, 2017, “Intangibles─Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” As a result, we removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Accordingly, we recorded impairment charges of $55.2 million to our Ultrasound reporting unit and $6.6 million to our Oncura reporting unit, respectively, in the third quarter of fiscal 2017, based on amount by which the fair value of the reporting unit is below its carrying value, not to exceed the carrying amount of goodwill.

Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of our reporting units. We estimate the fair value of our reporting units using a combination of valuation techniques, including discounted cash flows and cash earnings multiples, and compare the values to our estimated overall market capitalization.

(k) Fair value of financial instruments

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, and derivative instruments. The carrying amounts of our financial instruments approximate fair value due to their short-term nature. The fair values of marketable securities and investments in pension and deferred compensation plans, if any, are estimated based on quoted market price for these securities.

(l) Asset retirement obligations

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

(m) Impairment of long-lived assets

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

(n) Warranty costs

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

(o) Research and product development and capitalized software development costs

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

Software development costs incurred subsequent to establishing technological feasibility are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design. Capitalized costs are amortized at the higher of (a) straight-line basis over the economic life of the software ranging from 3 to 5 years or (b) the ratio of the product’s current gross revenues to the total of current and expected gross revenues. Unamortized capitalized software costs are both $0.5 million as of July 31, 2017 and 2016. Amortization expense of capitalized software development costs was $0.5 million, $0.2 million, and $0.2 million in fiscal years 2017, 2016, and 2015, respectively, and is included in product cost of sales.

(p) Derivative instruments and hedging activities

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

(q) Translation of foreign currencies

The assets and liabilities of our foreign subsidiaries, whose cash flows are primarily in their local currency, have been translated into U.S. dollars using the current exchange rates at each balance sheet date. The operating results of these foreign subsidiaries have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. We had foreign currency translation adjustments of $1.4 million, $(2.3) million, and $(12.6) million, respectively, included within the Consolidated Statement of Comprehensive Income in fiscal years 2017, 2016 and 2015, respectively.

Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entity’s functional currency), excluding intercompany transactions considered to be of a long-term investment nature, are included in the results of operations in the period in which they occur and are reported under the caption “Other income (expense), net”. We had foreign exchange gains (losses) included within the Consolidated Statement of Operations totaling $(0.1) million, $(2.7) million, and $(0.4) million in fiscal years 2017, 2016 and 2015, respectively.

(r) Advertising

Advertising costs are expensed when incurred, are included in selling and marketing expenses and totaled $0.1 million, $0.3 million and $0.4 million in fiscal years 2017, 2016 and 2015, respectively.

(s) Share-based compensation

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

(t) Business combinations

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

(u) Net income per share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and restricted stock units.

(v) Segment information

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

(w) Recent accounting pronouncements

Accounting pronouncements issued and recently adopted

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350)” The amendments remove Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The standard will be effective for us for annual or any interim goodwill impairment tests in fiscal years beginning August 1, 2020. We elected early adoption of ASU 2017-04 as of January 1, 2017, subsequent to the annual impairment test of goodwill and other intangible assets with indefinite lives as of

December 31, 2016. As a result, we removed Step 2 of the goodwill impairment test during the interim goodwill impairment tests in the third and fourth quarters of fiscal 2017. Accordingly, we recorded impairment charges of $55.2 million to our Ultrasound reporting unit and $6.6 million to our Oncura reporting unit, respectively, in the third quarter of fiscal 2017, based on amount by which the fair value of the reporting unit is below its carrying value, not to exceed the carrying amount of goodwill.

Cloud computing arrangements

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other–Internal-Use Software (Subtopic 350-40).” The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. The provisions were effective for us in the first quarter of our fiscal year ended July 31, 2017. Effective August 1, 2016, we adopted ASU 2015-05. The adoption of this update did not have a material impact on our consolidated financial statements.

Disclosure of uncertainties about an entity’s ability to continue as a going concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard requires management to evaluate an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and should be applied on a prospective basis. Early adoption is permitted. The provisions would be effective for us for our annual period ending on July 31, 2017. We elected early adoption of ASU 2014-15 during our first quarter of fiscal year beginning on August 1, 2016 on a prospective basis and have assessed our ability to continue as a going concern. As of July 31, 2017, we have concluded that substantial doubt about our ability to continue as a going concern does not exist.

Not yet effective

Scope of Modification Accounting

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718)”. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The standard will be effective for us in the first quarter of our fiscal year ending July 31, 2019. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715)”. The standard improves the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard will be effective for us in our fiscal year beginning August 1, 2018. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments provide the requirements needed for a set of transferred assets and activities to be a business and establish a practical way to determine when a set of transferred assets and activities is not a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. An output is the result of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income, such as dividends and interest. The amendments narrow the definition of outputs and align it with how outputs are described in Topic 606 “Revenue from Contracts with Customers”. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The standard will be effective for us in our fiscal year beginning August 1, 2018. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”. The standard requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. Two common examples of assets included in the scope of this amendment are intellectual property and property, plant, and equipment. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The standard will be effective for us in our fiscal year beginning August 1, 2018. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” The amendment modifies the measurement of expected credit losses of certain financial instruments. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The standard will be effective for us in the fiscal year beginning after August 1, 2020. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Improvements to employee share-based payment accounting

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC 718, “Stock Based Compensation.” The amendments require that all excess tax benefits be recorded as an income tax benefit or expense in the income statement and be classified as an operating activity in the statement of cash flows. Entities may also elect to estimate the amount of forfeitures or recognize them as they occur. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard will be effective for us in the first quarter of our fiscal year ending July 31, 2018 and early adoption is permitted. We will adopt ASU 2016-09 in our first quarter of fiscal 2018. Currently, excess tax benefits or deficiencies from the Company’s share-based payment awards are recorded in Capital in excess of par value (APIC) in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its share-based payments in its Consolidated Statements of Operations in the reporting periods in which they occur. Currently excess tax benefits or deficiencies are classified within financing activities in the statement of cash flows. Upon adoption, the Company will classify any excess tax benefits or deficiencies as an operating activity in the statement of cash flows. We are currently in the process of  assessing the adoption method and analyzing the impact of the adoption of this update, but do not believe the adoption of the new standard will have a material impact on the Company’s consolidated financial statements.

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

(x) Reclassifications and revisions to prior period financial statements

We have identified out-of-period adjustments in prior quarterly periods in fiscal 2017 that were corrected in the quarterly period for the three months ended July 31, 2017. These adjustments were not reflected in our prior filings because they were deemed immaterial. These out-of-period adjustments aggregate to approximately $2.2 million, reflecting a $1.1 million increase to cost of sales and a $1.1 million increase to general and administrative expenses.We have determined that these adjustments, individually and in the aggregate, were not material to prior periods or to our consolidated financial statements for the quarterly or full annual periods ended July 31, 2017.

2. Share-based compensation expense

On January 29, 2010, our stockholders approved the “2009 Stock Incentive Plan”, or 2009 Plan, which provided for the issuance of up to 1,600,000 shares of common stock. Stockholders approved amendments to the 2009 Plan on January 23, 2012 and January 21, 2014 which increased the number of shares available for issuance under the 2009 Plan to 2,200,000 and 4,453,518, respectively. As of July 31, 2017 the remaining number of shares available for issuance under the 2009 Plan is 1,754,003.

The company issues various awards under the 2009 Plan. Non-GAAP EPS performance-based (non-GAAP EPS) awards are performance based restricted stock unit (RSU) awards issued to executive officers and other high level management employees of Analogic. Non-GAAP EPS awards align compensation with the performance of our non-GAAP earnings per share. Total shareholder return performance-based (TSR) awards are performance based RSU’s stock awards issued to executive officers and other high level management employees of Analogic. TSR awards align compensation with the performance of Analogic’s stock as compared to the stock performance of its peer group. Time based RSU awards are stock awards issued to Analogic employees and Board Members. Time based RSU’s are not aligned with performance measures and generally vest over a 3 year period of time. Stock Options have been granted to executive officers and employees of Analogic to give them the right to purchase stock at a set price when vested.

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, net of forfeitures. The following table sets forth the stock option and restricted stock transactions for fiscal year 2017:

							Performance-Based
					Time-Based Unvested		Unvested Contingent
	Stock Options Outstanding				Restricted Stock		Restricted Stock
			Weighted
			Average
		Weighted	Remaining			Weighted	Number	Weighted
	Number	Average	Contractual	Aggregate	Number	Average	of	Average
	of	Exercise	Term	Intrinsic	of Shares/	Grant Date	Shares/	Grant Date
(Amounts in thousands, except share and per share data)	Shares	Price	(years)	Value	Units	Fair Value	Units (1)	Fair Value
Outstanding at July 31, 2016	217,905	$69.06	4.15	$3,265	133,560	$78.98	167,114	$90.33
Granted	-	-			92,613	88.13	93,260	87.46
Exercised	(119,661)	69.52			-	-	-	-
Vesting of restricted stock	-	-			(72,246)	75.69	(24,205)	115.59
Cancelled (forfeited and expired)	(26,395)	72.90			(56,486)	85.88	(40,650)	80.55
Outstanding at July 31, 2017	71,849	$66.87	3.13	$480	97,441	$86.11	195,519	$87.86
Options vested or expected to vest at July 31, 2017 (2)	71,779	66.86	3.13	$480
Options exercisable at July 31, 2017	64,604	$66.40	3.02	$480

(1)

The performance-based unvested RSU’s are shown in this table at target, except for the number of shares vested, which reflect the shares earned. As of July 31, 2017, the maximum number of performance-based unvested RSU’s available to be earned is 343,020.

(2)

In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Stock options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

The following table presents share-based compensation expense included in our Consolidated Statements of Operations:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Cost of product sales	$0.3	$0.5	$0.7
Cost of engineering sales	0.1	0.1	0.2
Research and product development	1.7	2.3	2.7
Selling and marketing	1.3	1.6	1.4
General and administrative	6.0	4.3	5.9
Total share-based compensation expense before tax	9.4	8.8	10.9
Income tax effect	(2.7)	(3.0)	(3.2)
Share-based compensation expense included in net income	$6.7	$5.8	$7.7

As of July 31, 2017, the unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock was $6.0 million. This cost will be recognized over an estimated weighted average amortization period of 1.0 year and assumes target performance for the non-GAAP EPS (RSU’s).

Stock options

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the grant date fair values of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. No stock options were granted during fiscal years 2017 and 2016.

The total intrinsic value of options exercised during fiscal years 2017, 2016, and 2015, was $2.2 million, $0.9 million, and $4.3 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date exercise price. The total amount of cash received from the exercise of these options was $8.3 million, $4.2 million, and $7.3 million, respectively.

The actual tax benefit realized for the tax deductions from option exercises was less than $0.1 million for fiscal years 2017, 2016 and 2015.

Restricted stock and restricted stock units

We estimate the fair value of time based RSU’s, that vest based on service conditions using the quoted closing price of our common stock on the date of grant. Share-based compensation expense is amortized over each award’s vesting period on a straight-line basis for all awards with service and performance conditions that vest at the end of the performance cycle, while the accelerated method applies to other awards with both service and performance conditions.

For our non-GAAP EPS awards, the compensation cost is amortized over the performance period on a straight-line basis, net of forfeitures, because such awards vest only at the end of the performance period. The compensation cost is based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is done each quarter and changes in estimates can result in significant expense fluctuations due to the cumulative catch-up adjustment. We estimate the fair value of the non-GAAP EPS awards using the quoted closing price of our common stock on the date of grant.

For our TSR awards the compensation cost is amortized over the performance period on a straight-line basis net of forfeitures, because the awards vest only at the end of the measurement period and the probability of actual shares expected to be earned is considered in the grant date valuation. As a result, the expense is not adjusted to reflect the actual shares earned. We estimate the fair value of the TSR awards using the Monte-Carlo simulation model.

We granted 28,749, 24,821, and 28,455 TSR and 62,626, 32,444, and 36,641 non-GAAP EPS awards during fiscal years 2017, 2016, and 2015, respectively. The fair value of our TSR awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	For the Year ended
	July 31,
	2017	2016	2015
Stock price (1)	$89.88	$84.06	$71.33
Expected volatility (2)	27.00%	26.40%	29.3%
Risk-free interest rate (3)	0.85%	1.04%	1.00%
Expected annual dividend yield (4)	0.00%	0.00%	0.00%
Weighted average grant date fair value of time-based restricted stock awards	$88.13	$82.63	$73.23
Weighted average grant date fair value of performance based restricted stock awards	$86.88	$98.81	$78.62

(1)	The stock price is the closing price of our common stock on the date of grant.
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

The total fair value of RSU’s that vested during fiscal years 2017, 2016, and 2015 was $7.5 million, $8.2 million and $9.8 million, respectively.

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

We estimate the fair value of ESPP shares using the Black-Scholes valuation model. For the fiscal years 2017, 2016 and 2015, the compensation expense from ESPP shares was immaterial.

3. Business combination

Oncura Partners Diagnostics, LLC, or Oncura

On January 8, 2016, the Company wholly acquired Oncura Partners Diagnostics, LLC, a privately held provider of remote, real-time ultrasound imaging and teleconsulting services currently focused on the veterinary medicine market. Oncura is included within the Ultrasound reportable segment; see Note 16 Segment Information for further details. The purchase price was $20.2 million, comprised of an upfront cash payment of $8.4 million, post-closing adjustments $0.4 million, the relief of liabilities owed to Analogic of $1.3 million, and the fair value of contingent consideration at the time of acquisition of $10.1 million. The acquisition has been accounted for as an acquisition of a business.

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

In connection with this acquisition, we recorded an acquisition date fair value contingent consideration obligation of $10.1 million within long-term contingent consideration, in the Consolidated Balance Sheets. This obligation is payable upon the achievement of certain revenue and gross margin targets over a four year period starting on May 1, 2016. There is no limit on the earnout that can be paid out. The $10.1 million fair value was estimated through a Monte Carlo valuation model that incorporates probability adjusted assumptions relating to the achievement of these targets and the likelihood of us making payments. This fair value measurement is based upon significant inputs not observable in the market and therefore represents a Level 3 input measurement. Subsequent changes in the fair value of this obligation will be recognized as adjustments to the contingent consideration liability and reflected within our Consolidated Statement of Operations within general and administrative operating expenses. During fiscal 2017 and 2016, the estimated fair value of our contingent consideration obligation changed by $(10.2) million and $0.1 million.  The total fair value of our contingent consideration obligation was $0.0 million and $10.2 million as of July 31, 2017 and 2016.  For additional information related to the fair value of this obligation, please refer to Note 8. Fair Value Measurements.

We recorded goodwill of $16.4 million related to the Oncura acquisition, representing the value of the opportunities from the addition of Oncura's product and service portfolio within the veterinary industry. The goodwill from this acquisition will be deductible for tax purposes over the statutory 15 year period.  During fiscal 2017, we noted impairment indicators related to our Oncura reporting unit during the annual impairment test for goodwill and other intangible assets with indefinite lives as of December 31, 2016, and during the third quarter of fiscal 2017 interim impairment test on goodwill. As a result, we recorded $16.4 million goodwill impairment charge related to Oncura reporting unit. For additional information related to the goodwill impairment test, please refer to Note 10. Intangible assets and goodwill.

During fiscal 2017, we did not incur acquisition costs. During fiscal 2016, we incurred acquisition costs of approximately $0.4 million, which consisted primarily of legal and due diligence expenses that are included in our general and administrative expenses in our Consolidated Statements of Operations.

The pro forma financial information for fiscal 2017 and 2016, including revenue and net income, is immaterial, and has not been separately presented.

4. Restructuring charges

Fiscal Year 2017 Restructuring Plan

On March 6, 2017, the Company announced the 2017 Restructuring Plan, which primarily focused on the restructuring of the Ultrasound business, designed to improve profitability and provide consistent long term growth. As part of the 2017 Restructuring Plan, the Company will consolidate the activities currently conducted in Vancouver, British Columbia with its existing operations in Copenhagen, Denmark and Peabody, Massachusetts and the Company was substantially out of the Vancouver facility at the end fiscal 2017. The Company intends to re-size its U.S. sales, global marketing as well as general and administration organizations in-line with its objectives. These activities will result in a workforce reduction of approximately 130 employees. We incurred pre-tax charges of $7.2 million during the fiscal year 2017, this cost consisted of severance and personnel related cost for 130 terminated employees as well as cost for the relocation of existing equipment and project management cost, which are recognized in our Consolidated Statement of Operations under restructuring.  The $7.2 million charge was recorded in the operating results of our Medical Imaging, Ultrasound, and Security and Detection segments, with charges of $1.4 million, $5.5 million, and $0.3 million, respectively. We expect that the restructuring plan will be substantially completed during fiscal year 2018.

Fiscal Year 2016 Restructuring Plan

On September 16, 2015, the Company announced our fiscal year 2016 restructuring plan, or 2016 Restructuring Plan. This plan includes the transition of certain manufacturing activities from our Peabody, Massachusetts location to our existing facility in Shanghai, China, and a reduction in force in order to align our research and development investment with expected customer funding. We incurred pre-tax charges of $9.6 million during the fiscal year 2016, primarily relating to severance and personnel related costs for 117 terminated employees, with other costs attributable to the relocation of existing equipment and project management costs, which are recognized in our Consolidated Statement of Operations under restructuring. The $9.6 million charge was recorded in the operating results of our Medical Imaging, Ultrasound, and Security and Detection segments, with charges of $6.0 million, $1.9 million, and $1.7 million, respectively. The 2016 Restructuring Plan was completed during the fourth quarter of fiscal year 2017.

The following table summarizes accrued restructuring costs activity from July 31, 2015 through July 31, 2017:

	Employee
	Severance	Facility	Other
	and	Exit	Restructuring
(in millions)	Benefits (A)	Costs (B)	Cost (C)	Total (D) (E)
Balance at July 31, 2015	$0.2	$0.4	$-	$0.6
Restructuring Charge	9.4	-	0.2	9.6
Cash payments	(4.4)	(0.4)	(0.2)	(5.0)
Balance at July 31, 2016	$5.2	$(0.0)	$-	$5.2
Restructuring Charge	5.1	0.1	2.0	7.2
Cash payments	(7.6)	-	(0.1)	(7.7)
Non-cash adjustments		-	(1.9)	(1.9)
Balance at July 31, 2017	$2.7	$0.1	$-	$2.8

(A)	Restructuring charges in fiscal year 2017, include $5.1 million with respect to the Fiscal Year 2017 Restructuring Plan.
(B)

Cash payments in fiscal year 2016 pertain only to the closure of the Englewood Colorado facility. In fiscal 2017 there were $0.1 million of restructuring charges associated to the exit of the Charlottesville facility as part of our strategic strategy to reorganize the business cost.

(C)

In fiscal year 2017, there were non-cash adjustments of ($1.9) million related to fixed asset write-offs that were incurred due to strategic changes in the Oncura, Sonic Window and Ultrasound portfolio.

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

(E)

Activity in fiscal year 2017 pertains to the Fiscal Year 2017 Restructuring Plan and the Fiscal Year 2016 Restructuring Plan.  In fiscal year 2017, there were restructuring charges of $7.2 million and cash payments of ($2.5) million related to the Fiscal Year 2017 Restructuring Plan, while there were cash payments of ($5.2) million related to the Fiscal Year 2016 Restructuring.

Restructuring costs, including actions associated with acquisitions, by segment for fiscal years 2017, 2016 and 2015 are as follows:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Medical Imaging	$1.4	$6.0	$(0.2)
Ultrasound	5.5	1.9	$(0.1)
Security and Detection	0.3	1.7	$(0.1)
Total restructuring and related charges	$7.2	$9.6	$(0.4)

Net restructuring and related charges are comprised of the following:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Fiscal Year 2017 Restructuring Plan	$7.2	$-	$-
Fiscal Year 2016 Restructuring Plan	-	9.6	-
Fiscal Year 2014 Restructuring Plan	-	-	(0.3)
Fiscal Year 2013 Restructuring Plan	-	-	(0.1)
Restructuring and related charges	$7.2	$9.6	$(0.4)

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

The following table sets forth the computation of basic and diluted net income per share for fiscal years 2017, 2016 and 2015:

	For the Year ended
	July 31,
(in millions, except per share data and share data in thousands)	2017	2016	2015
Net (loss) income	$(74.2)	$12.1	$33.5
Weighted average number of common shares outstanding-basic	12,456	12,402	12,407
Effect of dilutive securities:
Stock options and restricted stock units	-	213	199
Weighted average number of common shares outstanding-diluted	12,456	12,615	12,606
Basic net (loss) income per share	$(5.96)	$0.98	$2.70
Diluted net (loss) income per share	$(5.96)	$0.96	$2.66
Anti-dilutive shares related to outstanding stock options and unvested restricted stock (A)	143	5	176

(A)

These shares related to outstanding stock options and unvested restricted stock were not included in our calculations of diluted earnings per share, as the effect of including them would be anti-dilutive.

6. Accounts receivable, net

Customers

Our accounts receivable arise primarily from products sold and services provided in the U.S., Europe and Asia. The balance in accounts receivable represents the amount due from our domestic and foreign OEM customers, distributors and end users. The majority of our accounts receivable have standard payment terms that require payment within 30 days. We perform ongoing credit evaluations of our customers’ financial condition and continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon specific customer collection issues that have been identified. Amounts determined to be uncollectible are charged or written off against the reserve. To date, our historical bad debts charged against the reserve have been minimal.

Our ten largest customers as a group accounted for 61%, 61%, and 64% of our net product and engineering revenue for fiscal years 2017, 2016, and 2015, respectively. Set forth in the table below, are customers which individually accounted for 10% or more of our net revenue.

	For the Year ended
	July 31,
	2017	2016	2015
Koninklijke Philips Electronics N.V., or Philips	14%	13%	14%
Siemens AG	12%	12%	11%
Toshiba Corporation, or Toshiba	*	11%	11%
L-3 Communications Corporation, or L-3	*	*	13%

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

The following table summarizes the net accounts receivable due from our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of	As of
	July 31,	July 31,
	2017	2016
Philips	14%	15%
GE	11%	*
L-3	*	17%

Note (*): Total net accounts receivable balance was less than 10% in this fiscal year.

7. Derivative instruments

Certain of our foreign operations have revenues and expenses transacted in currencies other than its functional currency. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses.

As of July 31, 2017, we have forward contracts outstanding with notional amounts totaling $10.9 million. These contracts are designated as cash flow hedges, and the unrealized gain of $0.5 million, net of tax, on these contracts are reported in Accumulated other comprehensive income as of July 31, 2017. Assets and liability derivatives designated as hedging instruments are presented in other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. At July 31, 2017 we had a derivative asset of $0.6 million included in other current assets on our Consolidated Balance Sheets. As of July 31, 2016, we have forward contracts outstanding with notional amounts totaling $18.6 million.  These contracts are designated as cash flow hedges, and the unrealized loss of $0.2 million, net of tax, on these contracts are reported in Accumulated other comprehensive income as of July 31, 2016. At July 31, 2016 we had a derivative liability of $0.3 million included in other current liabilities on our Consolidated Balance Sheets.

Realized gains and (losses) on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During fiscal years 2017, 2016 and 2015, we recorded approximately $(0.6) million, $(0.7) million, and $(0.5) million of realized loss, respectively, included in our Consolidated Statements of Operations.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at July 31, 2017 and 2016:

Cash, Cash Equivalents, and Marketable Securities

The following tables summarize the company’s cash, cash equivalent and marketable securities by significant investment categories recorded as cash and cash equivalents, short-term marketable securities, and long-term marketable securities as of July 31, 2017, and cash and cash equivalents as of July 31, 2016:

	Fair Value Measurement as of July 31, 2017
(in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$46.7	$-	$-	$46.7	$46.7	$-
Level 1:
Money market funds	38.4	-	-	38.4	38.4	-
Subtotal	$85.1	$-	$-	$85.1	$85.1	$-
Level 2:
U.S. Treasury securities	$10.0	$-	$-	$10.0	$10.0	$-
U.S. agency securities	7.0	-	-	7.0	7.0	-
Non-U.S. government securities	3.9	-	-	3.9	-	3.9
Commercial paper	30.1	-	-	30.1	27.2	2.9
Corporate securities	28.0	-	(0.01)	28.0	-	28.0
Asset-backed securities	10.2	-	-	10.2	-	10.2
Subtotal	$89.2	$-	$(0.01)	$89.2	$44.2	$45.0
Total	$174.3	$-	$(0.01)	$174.3	$129.3	$45.0

	Fair Value Measurement as of July 31, 2016
(in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$52.7	$-	$-	$52.7	$52.7
Level 1:
Money market funds	66.0	-	-	66.0	66.0
Total	$118.7	$-	$-	$118.7	$118.7

During the year ended July 31, 2017, we did not recognize any other-than-temporary impairment losses.  The contractual maturities of the Company’s long-term marketable securities generally range from one to five years.  During the year ended July 31, 2016, we did not have investments in marketable securities.

Plan assets for deferred compensation	As of	As of
	July 31,	July 31,
(in millions)	2017	2016
Level 1:
Plan assets for deferred compensation	4.7	5.9
Total	$4.7	$5.9

Assets held in the deferred compensation plans will be used to pay benefits under our non-qualified deferred compensation plans. The investments primarily consist of mutual funds which are publicly traded on stock exchanges. Accordingly, the fair value of these assets is categorized as Level 1 within the fair value hierarchy.

Foreign currency forward contracts	As of	As of
	July 31,	July 31,
(in millions)	2017	2016
Level 2:
Foreign currency forward contracts asset	0.6	-
Foreign currency forward contracts liability	-	0.3
Total	$0.6	$0.3

The fair value of the liabilities arising from our foreign currency forward contracts is determined by valuation models based on market observable inputs, including forward and spot prices for currencies. Accordingly, the fair value of these liabilities is categorized as Level 2 within the fair value hierarchy.

Contingent consideration	As of	As of
	July 31,	July 31,
(in millions)	2017	2016
Level 3:
Contingent consideration liability	-	12.2
Total	$-	$12.2

The fair value of our contingent consideration obligation is based on significant unobservable inputs, including management estimates and assumptions, and is measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair value of this liability is categorized as Level 3 within the fair value hierarchy.

The fair value of the contingent payments associated with the acquisition of PocketSonics, Inc., or PocketSonics, was calculated utilizing 100% probability for the earn out associated with the Section 510(k) clearance obtained from the Food and Drug Administration, or FDA, on April 9, 2014 and the first commercial shipment as defined in the purchase agreement, in the fiscal year ending July 31, 2016, or fiscal year 2016. Each quarter we revalue the contingent consideration obligations associated with the acquisition of PocketSonics to its then current fair value and record changes in the fair value to the Consolidated Statements of Operations. Changes in contingent consideration result from changes in the assumptions regarding probabilities of the estimated timing of launch, volume sales target, payments and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. There was no change in the fair value of our contingent consideration obligation in fiscal year 2017. We paid out the $2.0 million contingent liability in the third quarter of fiscal 2017. Please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016 for more information on the acquisition of PocketSonics.

The fair value of the contingent payment obligation associated with the acquisition of Oncura was valued using a Monte Carlo simulation. The fair value of the contingent payment obligation of Oncura will be revalued each quarter to its then fair value and we will record changes in the fair value as contingent consideration expense within our Consolidated Statement of Operations within general and administrative operating expenses. Changes in contingent consideration expense result from changes in the assumptions regarding probabilities of the estimated future sales volume and gross margin targets and the discount rate used to estimate the fair value of the liability. The assumptions used in estimating the fair value require significant judgment. The use of different assumptions and judgments could result in a different estimate of fair value. There was a $10.2 million decrease in the fair value of our contingent consideration obligation in fiscal 2017, due to revisions in our forecasted revenues of the Oncura business, which reduced the amount of contingent consideration we expect to pay. As of July 31, 2017, the fair value of the contingent consideration obligation associated with the Oncura acquisition was $0.0 million. For more information on the acquisition of Oncura, please refer to Note 3. Business combination.

The following are reconciliations of the changes in the fair value of contingent consideration in fiscal years 2017 and 2016:

	For the Year ended
	July 31,
(in millions)	2017	2016
Beginning Balance	$12.2	$2.0
Acquisition - Oncura	-	10.1
Change in fair value	(10.2)	0.1
Payments	(2.0)	-
Ending Balance	$-	$12.2

9. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

	As of	As of
	July 31,	July 31,
(in millions)	2017	2016
Raw materials	$62.8	$68.6
Work in process	41.8	45.6
Finished goods	26.0	31.3
Total inventory	$130.6	$145.5

The Company incurred an $8.3 million excess and obsolescence charge related to the write-downs of inventory associated with certain strategic actions taken by the Company in the fourth quarter.

10. Intangible assets and goodwill

Intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, trade names, and in-process research and development. The estimated useful lives for our finite-lived intangible assets are between 1 to 14 years. Indefinite-lived intangibles consist of trade names acquired in business combinations. The carrying values of our indefinite-lived intangible assets relating to trade names were $7.6 million at both July 31, 2017 and 2016.

Finite-lived intangible assets at July 31, 2017 and 2016 consisted of the following:

		As of July 31, 2017			As of July 31, 2016
(in millions)	Weighted Average Amortization Period	Cost	Accumulated Amortization/ Write-Offs	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years	$17.7	$14.4	$3.3	$29.9	$15.1	$14.8
Customer relationships	13 years	43.7	28.7	15.0	47.1	25.2	21.9
Trade names	3 years	0.9	0.9	-	1.9	1.0	0.9
Total finite-lived intangible assets		$62.3	$44.0	$18.3	$78.9	$41.3	$37.6

Amortization expense related to finite-lived intangible assets was $7.4 million, $8.4 million, and $8.9 million for fiscal years 2017, 2016 and 2015, respectively. Amortization expense related to customer relationships and trade names is recognized in operating expenses and amortization expense related to developed technologies is recognized in cost of sales in our Consolidated Statement of Operations.

We evaluate the potential impairment of finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. During the third quarter of fiscal year 2017, our management noted impairment indicators related to the Oncura intangible assets which had a carrying value of $3.2 million. Oncura is part of our Ultrasound operating segment. Management performed an impairment test based on the projected future cash flows. Further disruption in the sales channel of our veterinary business of fiscal year 2017 resulted in lower revenues than anticipated and a reduced revenue forecast of our Oncura reporting unit, as compared with our prior estimates resulting in the recording of an impairment charge of $3.2 million, including a write-off of customer relationships of $2.4 million and a write-off of trade names of $0.8 million in the third quarter of fiscal 2017. We recorded these amounts in the asset impairment charges caption in our accompanying Consolidated Statements of Operations. For more information on the acquisition of Oncura, please refer to Note 3. Business combination.

During the third quarter of fiscal year 2017, our management noted impairment indicators related to the PocketSonics intangible assets which had a carrying value of $8.1 million. PocketSonics is part of our Ultrasound operating segment. Management performed an impairment test based on the projected future cash flows and, based on a decision during the third quarter of fiscal year 2017 to forgo further investment in the business, the Company recorded an impairment charge of $8.1 million, related to the acquired technology in connection with the acquisition of PocketSonics. We recorded these amounts in the asset impairment charges caption in our accompanying Consolidated Statements of Operations. For more information on the acquisition of PocketSonics, please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

During the second quarter of fiscal year 2017, management noted impairment indicators related to the Pathfinder intangible assets which had a carrying value of $0.6 million. Pathfinder is part of our Security and Detection operating segment. Management performed an impairment test based on the projected future cash flows and changes in strategy to discontinue investments in commercializing these technologies and recorded an impairment charge of $0.6 million, including a write-off of developed technology of $0.5 million and a write-off of trade names of $0.1 million in the second quarter of fiscal 2017. We recorded these amounts in the asset impairment charges caption in our accompanying Consolidated Statements of Operations. For more information on the acquisition of Pathfinder, please refer to Note 3. Business combination in our Annual Report on Form 10-K for fiscal year 2016, as filed with the SEC on September 27, 2016.

The estimated future amortization expenses related to intangible assets for succeeding fiscal years is expected to be as follows:

Estimated
Future
Amortization
(in millions)	Expense
2018	$5.0
2019	3.8
2020	3.4
2021	3.0
2022	2.2
Thereafter	0.9
$18.3

Goodwill

The carrying value of our goodwill at July 31, 2017 and 2016 was $2.3 million and $73.9 million, respectively. We review periodically or more frequently if indicators are present or changes in circumstances suggest that it is more likely than not that impairment may exist and we perform a formal goodwill impairment test in the second quarter of each fiscal year.

The total amount of goodwill that is deductible for tax purposes was $10.5 million for fiscal years 2017 and 2016, respectively.

Changes in the carrying amount of goodwill by reportable segment and reporting unit for the twelve months ended July 31, 2017 are as follows:

	Medical Imaging	Ultrasound		Security and Detection
(in millions)	(Medical Imaging Reporting Unit)	(Ultrasound Reporting Unit)	(Oncura Reporting Unit)	(Security and Detection Reporting Unit)	Total Goodwill
Balance as of July 31, 2016	$1.8	$55.2	$16.4	$0.5	$73.9
Impairment losses	-	(55.2)	(16.4)	-	(71.6)
Balance as of July 31, 2017	$1.8	$-	$-	$0.5	$2.3

The following is a rollforward of accumulated goodwill impairment losses by reportable segment and reporting unit:

	Medical Imaging	Ultrasound		Security and Detection
(in millions)	(Medical Imaging Reporting Unit)	(Ultrasound Reporting Unit)	(Oncura Reporting Unit)	(Security and Detection Reporting Unit)	Total
Accumulated impairment losses as of July 31, 2016	$-	$-	$-	$-	$-
Goodwill impairment losses	-	(55.2)	(16.4)	-	(71.6)
Accumulated impairment losses as of July 31, 2017	$-	$(55.2)	$(16.4)	$-	$(71.6)

We have four reporting units with goodwill—Medical Imaging, Ultrasound, Oncura, and Security and Detection and three reportable segments—Medical Imaging, Ultrasound, and Security and Detection. We performed the annual impairment test for our goodwill and other intangible assets with indefinite lives as of December 31, 2016. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and as a basis for determining whether it is necessary to perform the quantitative impairment test. Alternatively, we may elect to bypass the qualitative assessment and proceed to the two-step quantitative impairment test. If we choose to perform a qualitative assessment and determine it is more likely than not that the carrying value of the net assets is more than the fair value of the related operations, the two-step impairment process is then performed; otherwise, no further testing is required. As discussed in Note 1(w), Recent accounting pronouncements, during the second quarter of fiscal year 2017, subsequent to the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016, we elected early adoption of ASU 2017-04 as of January 01, 2017, “Intangibles─Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” As a result, we removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Accordingly, starting the third quarter of fiscal 2017, goodwill impairment amount was recorded by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Our quantitative impairment assessment considered both the market approach and income approach to calculate the fair value of the reporting unit, with different weights assigned to each. Under the market approach, the fair value of the reporting unit is based on trading multiples of a peer group of companies, which was determined based on an analysis of the selected guideline public companies’ business enterprise value (“BEV”) plus  a control premium, which was determined based on an analysis of control premiums for recent relevant acquisitions. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows, which are determined, based upon the Company’s most recent strategic operating plan and considering market participant assumptions. The income approach is dependent on a number of significant management assumptions including estimates of future revenues, costs and expenses, and a number of significant valuation inputs including discount rates, working capital rates and tax rates. During the second quarter of fiscal year 2017, for our Medical Imaging, Ultrasound, Oncura, and Security and Detection reporting units, we used the two-step quantitative impairment test. For the Security and Detection reporting unit, we performed the market approach and determined that the fair value of our Security and Detection reporting unit was in excess of its carrying value, and concluded that there was no impairment during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. For our Medical Imaging and Ultrasound reporting units, we used both the market approach and income approach and determined that there was no impairment of goodwill during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. For our Medical Imaging reporting unit, we determined that the estimated fair value of the Medical Imaging reporting unit substantially exceeds its carrying value. For our Ultrasound reporting unit, we determined that our Ultrasound reporting unit was at risk of failing the first step of the goodwill impairment test in future reporting periods due to forecast revisions and changes in strategy in our ultrasound business. Our Ultrasound reporting unit had excess fair value over carrying value of approximately 25% as of our annual test date and held $55.2 million of allocated goodwill as of December 31, 2016.

During the second quarter of fiscal year 2017, for our Oncura reporting unit, recent changes in our strategy caused us to decrease future forecasted revenues from our prior estimates. As a result, we determined that the associated goodwill was impaired and we recorded an estimated charge of $9.8 million in the second quarter of fiscal 2017 during the annual impairment test of goodwill and other intangible assets with indefinite lives as of December 31, 2016. We recorded this amount in the asset impairment charges caption in our accompanying Consolidated Statements of Operations. The amount of this charge was finalized in the third quarter of fiscal year 2017 with no change, as we have completed the second step of the goodwill impairment test, in accordance with ASC Topic 350, Intangibles-Goodwill and Other.

During the third quarter of fiscal year 2017, during the strategic review of our Oncura reporting unit, we noted a decreased forecasted revenue as compared with prior estimates, which was caused by the further disruption in our sales channel in our veterinary business, we determined that the remaining goodwill was impaired and recorded a charge of $6.6 million in the third quarter of fiscal year 2017. We recorded this amount in the asset impairment charges caption in our accompanying consolidated statements of operations. The aggregate amount of goodwill associated with our Oncura reporting unit was zero as of July 31, 2017. Also as a result of our decreased revenue forecast for Oncura, we recorded an adjustment to the associated contingent consideration liability, which resulted in a gain of $10.2 million for fiscal 2017, recorded within General and administrative expenses. The fair value of the contingent consideration obligation associated with the Oncura acquisition was zero as of July 31, 2017.

During the third quarter of fiscal year 2017, the Company noted impairment indicators related to our Ultrasound reporting unit. Additional delays related to the introduction and commercialization of our general imaging platform sold through our technology partner in general imaging caused the Company to reassess our revenue expectations for the product. This significant change, as well as a further reduction in revenue estimates for our fiscal 2017 impacted our overall revenue growth expectations in Ultrasound in future periods. Management performed an interim impairment test based on both the market approach and income approach and recorded an estimated impairment charge of $55.2 million. As a result, the aggregate amount of goodwill associated with our Ultrasound reporting unit was taken down to zero as of April 30, 2017. The amount of this charge was finalized in the fourth quarter of fiscal 2017 with no change. In addition to the required goodwill impairment analysis, we also assessed the recoverability of the remaining book value of the finite-lived intangible assets allocated to our Ultrasound reporting unit after they failed the undiscounted cash flow test. The finite-lived intangible assets were tested for recoverability using the Relief from Royalty Method and Excess Earnings Method. The fair values of the intangible assets exceeded the carrying values and no impairment was incurred. The remaining book value of the intangible assets allocated to our Ultrasound reporting unit was $8.6 million as of July 31, 2017.

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

The current economic environment and the uncertainties regarding its impact on our business and our estimates for forecasted revenue and spending levels and made for purposes of our goodwill and trade name impairment testing may not be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of each reporting unit and trade name are not achieved, we may be required to record an impairment charge for the goodwill and trade name in future periods, whether in connection with our next annual impairment testing in the second quarter of the fiscal year ending July 31, 2018, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill and trade name impairment test is performed.  We have made changes in our strategy to our Ultrasound business which have in part driven the impairment charges. Changes in our forecasts, or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

11. Commitments, guarantees and contingencies

Guarantees and indemnification obligations

Our standard OEM and supply agreements entered in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date, and we are not currently party to any significant indemnification claims. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2017.

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

The following table presents our accrued warranty liability for fiscal years 2017 and 2016:

	As of	As of
	July 31,	July 31,
(in millions)	2017	2016
Beginning balance	$6.3	$6.6
Provision	4.0	5.7
Warranty activity during the period	(5.0)	(6.0)
Ending balance	$5.3	$6.3

At July 31, 2017 and 2016, we had deferred revenue for extended product warranty contracts of $0.4 million and $0.2 million, respectively.

Revolving credit agreements

On November 23, 2015, we entered into a five-year revolving credit agreement, or Credit Agreement, with the financial institutions identified therein as lenders, which included JPMorgan Chase Bank, N.A., TD Bank, N.A., Wells Fargo Bank, N.A., HSBC Bank, N.A., and People’s United Bank, N.A. Effective August 25, 2017, HSBC exited the Credit Agreement, and was replaced with Citibank. The Credit Agreement provides $100.0 million in available credit and expires on November 23, 2020, when all outstanding borrowings must be paid in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty. Upon entry into the Credit Agreement, we terminated without penalty a $100.0 million five-year, revolving credit agreement entered into on October 11, 2011 and previously paid in full in accordance with its terms. Borrowings under the Credit Agreement may be used for general corporate purposes, including permitted acquisitions. The amount of available credit can be increased under specified circumstances up to $200.0 million in aggregate. We are the sole borrower under the Credit Agreement. The obligations under the credit facility are guaranteed as required to be by our material domestic subsidiaries as designated by us from time to time or as required under the Credit Agreement. There are no pledges of the capital stock or assets of our international subsidiaries.

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

As of July 31, 2017, our leverage ratio was 0.004:1.00 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of July 31, 2017, we were in full compliance with all financial and operating covenants contained in the Credit Agreement.

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

As of both July 31, 2017 and 2016, we had approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under any of our credit facilities at July 31, 2017 and 2016, respectively.

Asset retirement obligations, or ARO

As of July 31, 2017 and 2016, we had an ARO for the estimated future costs associated with restoring our leased facilities with a carrying value of $1.3 million and $1.1 million, included in other liabilities in our Consolidated Balance Sheets. During fiscal years 2017 and 2016, we recorded an insignificant amount of accretion and foreign currency translation related to the ARO.

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

On January 3, 2017, the Company's subsidiary Ultrasonix Medical Corporation ("UMC") received a notice of civil claim as a defendant. The lawsuit relates to the lease of a corporate office in Burnaby, British Columbia, of which UMC never took possession. The lawsuit claims that UMC is indebted to the landlord for unpaid and accelerated rent in an amount of approximately CAD 1.0 million, plus costs, plus interest on unpaid rent commencing in April 2014. In June 2017, the Company reached a settlement of the matter, in which the Company agreed to pay CAD 0.775 million ($0.6 million) in full satisfaction of all matters in dispute. The $0.6 million settlement amount was recorded in general and administrative expenses in fiscal year 2017.

On July 31, 2017, twenty-four former interest-holders of Oncura Partners Diagnostics, LLC (“Plaintiffs”) filed suit in the District Court of Travis County, Texas against Analogic Corporation (“Analogic”) and Oncura Partners Diagnostics, LLC (“Oncura”) (together “Defendants”) alleging claims arising out of Analogic’s acquisition of Oncura from Plaintiffs in 2016.  Plaintiffs assert claims for breach of contract, anticipatory repudiation, fraud, negligent misrepresentation, breach of implied duty of good faith and fair dealing, unjust enrichment, and declaratory judgement; they seek unspecified damages in excess of $1 million.  On August 25, 2017, Defendants timely removed the action to federal court in Texas and the case was subsequently transferred on consent to the United States District Court for the Southern District of New York. While it is reasonably possible that we may incur a loss in connection with this matter, we are unable at this time to provide an estimate of a possible loss or range of possible losses, given the early stage of this matter.

12. Leases and other commitments

Certain of our subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. We lease certain other real property and equipment under operating leases which, in the aggregate, are not significant.

Rent expense associated with our operating leases was approximately $1.8 million, $1.9 million, and $2.3 million in fiscal years 2017, 2016 and 2015, respectively.

The following is a schedule by year of future minimum lease payments at July 31, 2017:

(in millions)
Fiscal Year
2018	$2.2
2019	1.3
2020	0.8
2021	0.1
2022	-
Thereafter	-
$4.4

At July 31, 2017, we had outstanding non-cancelable purchase orders aggregating to $23.2 million. The purchase orders relate primarily to inventory procurement, capital expenditures entered in the normal course of business, and other miscellaneous production related obligations.

As discussed in Note 4. Restructuring charges, the Company is exiting the Vancouver facility.  As of July 31, 2017, the Company has not yet met the cease use date to incur the restructuring charge associated with exiting the Vancouver facility’s lease.  The Company expects to incur a charge to restructuring associated with the exit of the Vancouver facility of $0.4 million in the first quarter of fiscal 2018 ended October 31, 2017.

13. Other income (expense)

Other income (expense) consists primarily of interest income on cash equivalents and marketable securities, gains on sale of other investments, and foreign exchange gains (losses).

In fiscal year 2017, we recorded a $0.6 million interest income in connection with our cash deposits and marketable securities.

In fiscal year 2016, we recorded a $3.2 million interest charge in connection with the investigation related to our Danish Subsidiary BK Medical.

In fiscal year 2015, we recorded a $0.6 million interest charge in connection with the investigation related to our Danish Subsidiary BK Medical.

We had foreign exchange losses totaling $(0.1) million, $(2.7) million, and $(0.4) million during the fiscal years 2017, 2016, and 2015, respectively.

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

In addition to the 401(k) Plan provided to U.S. employees, we also provide benefits under defined contribution plans to our employees in Denmark and China. Contributions to all of our defined contribution plans totaled $5.0 million, $5.2 million, and $5.1 million, in fiscal years 2017, 2016 and 2015, respectively.

Defined Benefit Retirement Plan

Our Canadian subsidiary, Analogic Canada Corporation, formerly known as ANRAD Corporation, sponsors a defined benefit retirement plan called the Analogic Canada Corporation Retirement Plan (the “Analogic Canada Plan”).  The Analogic Canada Plan was frozen to new accruals during fiscal year 2015. The Analogic Canada Plan provides benefits to employees based on a formula recognizing length of service and final average earnings. The measurement date used for the plan is July 31. We recognize the periodic pension expense in our Consolidated Statements of Operations and the associated assets or liabilities on our Consolidated Balance Sheets.

The following tables provide information about benefit obligations, plan assets and funded status as of July 31, 2017 and 2016:

Change in Benefit Obligation

	For the Year ended
	July 31,
(in millions)	2017	2016
Balance at beginning of year	$19.3	$17.0
Current service cost	-	0.6
Foreign currency exchange loss	0.8	0.1
Interest cost	0.7	0.7
Net actuarial (gain) loss	(1.6)	2.1
Plan participant contributions	-	0.1
Benefit payments	(0.2)	(1.5)
Transfer from other plans	-	0.2
Balance at end of year	$19.0	$19.3

Change in Plan Assets

(in millions)	2017	2016
Fair value at beginning of year	$15.3	$15.0
Actual return on plan assets	0.9	0.4
Employer contributions	-	1.0
Plan participant contributions	-	0.1
Benefits paid	(0.2)	(1.5)
Foreign currency exchange gain	0.7	0.1
Transfer from other plans	-	0.2
Fair value at end of year	$16.7	$15.3
Funded status	$(2.3)	$(4.0)
Recognized Long-term liability	$(2.3)	$(4.0)

Accumulated Benefit Obligation (ABO)

ABO balances for the Analogic Canada Plan were $13.9 million and $14.1 million at July 31, 2017 and 2016, respectively.

Net Periodic Benefit Cost

The components of our net periodic benefit cost are as follows:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Service cost	$-	$0.6	$1.3
Interest cost	0.7	0.7	0.7
Expected return on plan assets	(1.0)	(0.9)	(0.9)
Amortization of net actuarial loss recognized	-	0.1	0.2
Total net periodic benefit cost	$(0.3)	$0.5	$1.3

Amounts Recognized in Accumulated Other Comprehensive Income, Pretax

	For the Year ended
	July 31,
(in millions)	2017	2016
Net loss	$4.7	$6.4
Accumulated other comprehensive loss	$4.7	$6.4

The estimated net actuarial loss for the Analogic Canada Plan that is expected to be amortized from stockholders’ equity into net pension cost in fiscal year 2018 is $0.2 million.

Actuarial Assumptions

Actuarial assumptions for the Analogic Canada Plan are described below. The discount rates at July 31 were used to measure the fiscal year end benefit obligations and the earnings effects for the subsequent year. The discount rate is based on high quality corporate bond spot rates with cash flows that match the timing and amount of expected benefit payments.

	For the Year ended
	July 31,
	2017	2016	2015
Discount rate	3.5%	4.0%	4.2%
Expected return on assets	6.2%	6.0%	6.0%

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

Funding Policy

The funding policy for the Analogic Canada Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts as we may determine to be appropriate. During fiscal years 2017, 2016 and 2015, we made contributions to the Analogic Canada Plan of $0.0 million, $1.0 million, and $0.8 million, respectively, and made payments for benefits of $0.2 million, $1.5 million, and $0.4 million, respectively. In fiscal year 2018, we expect to make contributions and payments for benefits of $0.0 million and $0.4 million, respectively.

Plan Assets

The Analogic Canada Plan assets are held in trust, as follows:

	July 31, 2017		July 31, 2016
	Target	Actual	Actual
(in millions)	Allocation	Allocation	Allocation
Equity securities	60.0%	60.5%	61.1%
Debt securities	40.0%	39.5%	38.9%
Total	100.0%	100.0%	100.0%

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

Target allocation ranges are guidelines, not limitations, and occasionally the Pension Committee will approve allocations above or below a target range. The fair value of the Analogic Canada Plan pension assets by asset category at July 31, 2017 and 2016 are as follows:

	Fair Value Measurements at July 31, 2017
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds (a)	$16.7	$-	$-	$16.7
Total assets at fair value	$16.7	$-	$-	$16.7

	Fair Value Measurements at July 31, 2016
(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds (a)	$15.3	$-	$-	$15.3
Total assets at fair value	$15.3	$-	$-	$15.3

(a)

This comprises units of segregated pooled funds with an insurance company. These funds have underlying values primarily derived from mutual funds that have debt and equity securities, which are traded on an active market based on the closing price of each trading day.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	July 31, 2017	July 31, 2016
Balance at beginning of fiscal year	$15.3	$15.0
Actual return on plan assets
Relating to assets still held at end of fiscal year	0.9	0.4
Purchases, sales and settlements	(0.2)	(0.2)
Foreign currency exchange gain	0.7	0.1
Balance at end of fiscal year	$16.7	$15.3

Estimated Future Benefit Payments

Estimated future benefit payments under the Analogic Canada Plan are as follows:

(in millions)
2018	$0.4
2019	0.4
2020	0.4
2021	0.4
2022	0.4
2023-2027	2.8

15. Income taxes

The following table presents the provision for income taxes and our effective tax rate for the fiscal years ended July 31, 2017, 2016 and 2015:

	For the Year ended
	July 31,
(in millions except percentages)	2017	2016	2015
Provision for income taxes	$8.0	$8.2	$7.6
Effective tax rate	-12%	40%	18%

The effective income tax rate is based on the actual income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits, tax contingencies or other discrete items.

A reconciliation of income taxes at the U.S. statutory rate to the effective tax rate follows:

	For the Year ended
	July 31,
(in %)	2017	2016	2015
U.S. Federal statutory tax rate (%)	35	35	35
State income taxes, net of federal tax benefit	1	(2)	(1)
Domestic production benefit	-	-	1
General business credit (U.S. R&D)	2	(5)	(2)
Valuation allowance	(25)	2	-
Asset impairment	(27)
Effect of international operations	3	(3)	(11)
Increase (decrease) in tax reserves	2	8	(6)
Non-deductible royalty	-	2	-
Other items, net	(3)	3	2
Effective tax rate (%)	(12)	40	18

Our effective tax rate for fiscal year 2017 is lower than the statutory rate of 35%, primarily due to the tax effect on the goodwill and asset impairment charges, and recording of an additional valuation allowance. Certain of the goodwill and asset impairment charges will not give rise to a tax deduction, and therefore did not give rise to a benefit in the tax rate. The tax provision for fiscal year 2017 includes certain discrete tax provisions totaling $15.7 million.  The discrete tax provision for fiscal year 2017 consists primarily of a $16.6 million increase in valuation allowance on deferred tax assets, $0.8 million decrease in prepaid income taxes, offset by $0.7 million reduction in uncertain tax positions associated with the expiration of statute of limitations, $0.4 million decrease in uncertain tax positions associated with BK Medical matter, $0.5 million decrease in uncertain tax positions associated with settlement of a transfer pricing audit, along with $0.1 million benefit on other items.

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

The components of the provision (benefit from) for income taxes are as follows:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Current income taxes provision (benefit):
U.S.:
Federal	$(0.2)	$2.5	$(2.8)
State	0.2	(0.2)	-
Non-U.S.	2.9	6.4	6.0
Current income tax provision	$2.9	$8.7	$3.2
Deferred income taxes provision (benefit):
U.S.:
Federal	$2.7	$(2.9)	$1.9
State	-	(0.1)	0.2
Non-U.S.	2.4	2.5	2.3
Deferred income taxes provision (benefit)	$5.1	$(0.5)	$4.4
Provision for income taxes	$8.0	$8.2	$7.6

(Loss) income before income taxes from domestic and foreign operations is as follows:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Domestic	$(37.1)	$7.9	$7.5
Foreign	(29.1)	12.4	33.5
(Loss) income before income taxes	$(66.2)	$20.3	$41.0

Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of	As of
	July 31,	July 31,
(in millions)	2017	2016
Assets
Compensation	$8.3	$10.0
Accruals and reserves	8.7	5.5
Comprehensive income	1.2	2.0
Net operating losses and credit carryforwards	17.5	17.0
Goodwill and intangibles	3.3	-
Other	0.8	0.9
Deferred tax assets	$39.8	$35.4
Valuation allowance	(28.3)	(11.4)
Total deferred tax assets	$11.5	$24.0
Liabilities
Depreciation related	$(6.3)	$(8.0)
Goodwill and intangibles	-	(5.3)
Total deferred tax liabilities	$(6.3)	$(13.3)
Net deferred tax assets	$5.2	$10.7

As of July 31, 2017, we had net operating loss carryforwards in the United States of approximately $5.3 million that will expire in 2037 and credit carryforwards of $0.8 million in the United States that will begin to expire in 2027, losses of approximately $2.9 million in Belgium which have no expiration date, losses of approximately $9.8 million in Denmark which have no expiration date, and losses of $4.9 million in Canada that will begin to expire in 2024. As of July 31, 2017, we also had state tax credit carryforwards of $15.2 million that will begin to expire in 2021 and credit carryforwards of $2.8 million in Canada that will begin to expire in 2021.   We also have operating loss carryforwards in Luxembourg of approximately $16.2 million.  We believe that the possibility of utilizing the Luxembourg loss carryforwards in the foreseeable future is remote, and therefore have provided a full valuation allowance against them.

We do not provide for U.S. Federal income taxes on undistributed earnings of consolidated foreign subsidiaries of approximately $57.4 million, as such earnings are intended to be indefinitely reinvested in those operations. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations would be the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits.

In addition to the Luxembourg valuation allowances discussed above, we have determined that it is more likely than not that we will not recognize the benefit of certain foreign losses, state losses, tax credits, and other deferred tax assets and, as a result, valuation allowances have been established at July 31, 2017 and 2016. We are in a cumulative three year loss position following the charges for impairment of goodwill and intangible assets.  This creates substantial negative evidence of recoverability of our deferred tax assets, even after all sources of income and potential benefits of tax planning are taken into account.  Because we could not overcome this substantial negative evidence, we booked a valuation allowance in the relevant jurisdictions. The change in the valuation allowance in fiscal year 2017 is primarily the result of the goodwill and intangible assets impairment, the addition of current year operating loss carryforwards and other deferred tax assets where use is not more likely than not.

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

The following table summarizes the changes in our unrecognized income tax benefits for fiscal years 2017 and 2016:

	July 31,
(in millions)	2017	2016
Beginning balance	$7.6	$6.0
Increases based on tax positions related to current year	0.2	1.8
Increases for tax positions of prior years	0.9	0.2
Decreases for tax positions of prior years	(1.5)	-
Decreases due to settlements with taxing authorities	(0.2)	-
Decreases due to lapse of applicable statute of limitations	(0.7)	(0.4)
Adjustments due to foreign exchange rate	-	-
Ending balance	$6.3	$7.6
Net interest as of end of fiscal year	$0.1	$0.4

The unrecognized tax benefits decreased to $6.3 million at July 31, 2017. If recognized in a future period, the timing of which is not estimable, we expect that approximately $2.3 million would reduce our effective tax rate, net of potential valuation allowances.

We are subject to U.S. Federal income tax as well as the income tax of multiple state and foreign jurisdictions. We have concluded all U.S. Federal income tax matters through the year ended July 31, 2013. In the next four quarters, the statute of limitations for our fiscal year ended July 31, 2014 may expire for U.S. Federal and state income taxes and for foreign subsidiaries and it is reasonably expected that net unrecognized benefits, including interest, of approximately $0.7 million may be recognized. During the fiscal year 2017, we reduced our uncertain tax benefits and accrued interest by $1.8 million as a result of the closing of statutes of limitation for the fiscal year 2013 for domestic entities, the remeasurement of uncertain tax benefits in open years, and settlement of transfer pricing audit in Denmark.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At July 31, 2017 and 2016, we had approximately $0.1 million and $0.4 million, respectively, accrued for interest and penalties on unrecognized tax benefits.

Refundable income taxes at July 31, 2017 consisted of refundable income tax assets of $4.7 million. Refundable income taxes at July 31, 2016 consisted of refundable income tax assets of $3.0 million. The refundable income tax assets include expected Federal, state, and foreign refunds that are expected to be received within the next twelve months.

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

•	Ultrasound includes ultrasound systems and transducers primarily used in the urology, surgery, EMED and Anesthesia markets.
•	Security and Detection includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in the checked baggage screening at airports worldwide.

The table below presents information about our reportable segments:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Product revenue:
Medical Imaging	$269.2	$285.8	$288.6
Ultrasound	148.0	160.8	163.6
Security and Detection	67.0	56.1	79.0
Total product revenue	$484.2	$502.7	$531.2
Engineering revenue:
Medical Imaging	$5.0	$3.4	$4.0
Ultrasound	(1.1)	2.4	2.6
Security and Detection	(1.7)	0.3	2.5
Total engineering revenue	$2.2	$6.1	$9.1
Net revenue:
Medical Imaging	$274.2	$289.2	$292.6
Ultrasound	146.9	163.2	166.2
Security and Detection	65.3	56.4	81.5
Total net revenue	$486.4	$508.8	$540.3
Income (loss) from operations:
Medical Imaging (A)	$38.0	$38.6	$37.9
Ultrasound (B)	(108.0)	(18.8)	(7.9)
Security and Detection (C )	3.2	5.4	10.6
Total (loss) income from operations	(66.8)	25.2	40.6
Total other income (loss), net	0.50	(4.9)	0.4
(Loss) income before income taxes	$(66.3)	$20.3	$41.0

	As of	As of
	July 31,	July 31,
(in millions)	2017	2016
Identifiable total assets by segment:
Medical Imaging	$169.1	$191.1
Ultrasound	133.6	152.5
Security and Detection	36.0	49.8
Total reportable segment assets	338.7	393.4
Corporate assets (D)	197.0	165.6
Total identifiable assets	$535.7	$559.0

(A)	Includes restructuring charges of $1.4 million, $6.0 million and $(0.2) million for fiscal years 2017, 2016 and 2015, respectively.
(B)	Includes restructuring charges of $5.5 million, $1.9 million and $(0.1)million for fiscal year 2017, 2016 and 2015, respectively.

Includes in fiscal 2017 (i) a $16.4 million impairment charge in connection with the goodwill associated with our Oncura reporting unit, (ii) an impairment charge of $55.2 million in connection with the goodwill associated with our Ultrasound reporting unit, (iii) a write-off of technology of $8.1 million in connection with PocketSonics, (iv) a write-off of customer relationships of $2.4 million and trade names of $0.8 million in connection with Oncura, (v) a $0.2 million asset impairment charge, (vi) a decrease in contingent consideration of $10.2 million related to Oncura.

Includes a $10.1 million and $1.0 million charge for the BK Medical matter for fiscal year 2016 and 2015, respectively.

(C)	Includes restructuring charges of $0.3 million, $1.7 million and $(0.1) million for fiscal year 2017, 2016 and 2015, respectively.

Includes in fiscal 2017 (i) a write-off of developed technology of $0.5 million and trade name of $0.1 million in connection with Pathfinder in fiscal 2017, (ii) a $0.8 million asset impairment charge.

(D)	Includes cash, cash equivalents and marketable securities of $135.2 million as of July 31, 2017. Includes cash and cash equivalents of $97.3 million as of July 31, 2016.

Revenues are attributed to countries based on the location of our customers. For OEM sales, our customer location may differ from the location where the ultimate completed systems are sold by the OEM into the market.

Information regarding share-based compensation and depreciation and amortization by segment for the fiscal years 2017, 2016 and 2015 are as follows:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Share-based compensation expense:
Medical Imaging	$5.3	$3.9	$4.9
Ultrasound	2.5	2.6	3.2
Security and Detection	1.6	2.3	2.8
Total share-based compensation expense	$9.4	$8.8	$10.9
Depreciation and amortization:
Medical Imaging	$10.8	$11.3	$11.1
Ultrasound	10.5	10.4	10.5
Security and Detection	1.7	1.8	1.7
Total depreciation and amortization	$23.0	$23.5	$23.3

Information regarding geographic areas for fiscal years 2017, 2016 and 2015 are as follows:

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Net Revenue:
United States	$183.5	$192.3	$215.3
China	67.4	66.7	51.1
Germany	75.1	68.5	60.2
Netherlands	51.6	54.9	60.4
Other	108.8	126.4	153.3
Total net revenue	$486.4	$508.8	$540.3

	For the Year ended
	July 31,
(in millions)	2017	2016	2015
Property, plant and equipment, net:
United States	$56.2	$64.1	$63.7
Denmark	18.5	16.4	15.6
China	20.4	20.4	19.6
Other (A)	7.6	6.9	7.4
Total property, plant and equipment, net	$102.7	$107.8	$106.3

(A)	– Other property, plant and equipment are primarily in Canada.

17. Common stock repurchases

On June 2, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock. The repurchase program will be funded by our available cash. During fiscal year 2017, we repurchased and retired 13,578 shares of common stock under this repurchase program for $1.0 million at an average purchase price of $74.08 per share. During fiscal year 2016, we repurchased and retired 171,899 shares of common stock under this repurchase program for $13.7 million at an average purchase price of $79.66 per share. During fiscal year 2015, we repurchased and retired 176,611 shares of common stock under this repurchase program for $13.9 million at an average purchase price of $78.51 per share. The cumulative shares that were repurchased and retired under the program were 380,771 shares of common stock for $30 million at an average price of $78.76 per share. The June 2, 2014 repurchase program is now complete.

On May 26, 2016, our board of directors authorized the repurchase of up to $15.0 million of our common stock. Purchases under this repurchase program will be made from time to time depending on market conditions and other factors. The repurchase program has no expiration date. The Board's authorization does not obligate the Company to acquire any particular amount of common stock, and the programs may be suspended or discontinued at any time at the Company's discretion. During fiscal year 2017, we repurchased and retired 47,708 shares of common stock under this repurchase program for $3.4 million at an average purchase price of $71.23 per share. The cumulative shares that were repurchased and retired under the program were 47,708 shares of common stock for $3.4 million at an average price of $71.23 per share.

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

The following table summarizes the components of accumulated other comprehensive income (loss):

(in millions)	Unrealized Losses on Available For Sale Securities	Unrealized Gain on Foreign Currency Forward Contracts	Unrealized Losses on Pension Plan	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of July 31, 2014	$-	$-	$(3.6)	$11.4	$7.8
Pre-tax change before reclassification to earnings	-	-	0.9	(12.4)	(11.5)
Amount reclassified to earnings	-	(0.5)	-	-	(0.5)
Income tax benefit (provision)	-	0.1	(0.3)	(0.1)	(0.3)
Balance as of July 31, 2015	-	(0.4)	(3.0)	(1.1)	(4.5)
Pre-tax change before reclassification to earnings	-	-	(2.6)	(2.3)	(4.8)
Amount reclassified to earnings	-	0.3	0.1	-	0.3
Income tax (provision) benefit	-	(0.1)	0.6	-	0.5
Balance as of July 31, 2016	-	(0.2)	(4.9)	(3.4)	(8.5)
Pre-tax change before reclassification to earnings	(0.01)	-	1.8	1.1	2.9
Amount reclassified to earnings	-	0.9	-	-	0.9
Income tax (provision) benefit	-	(0.2)	(0.4)	0.2	(0.4)
Balance as of July 31, 2017	$(0.01)	$0.5	$(3.5)	$(2.1)	$(5.1)

The ineffective portion of the unrealized gains and losses on foreign currency forward contracts and realized gains or losses on currency translation is included in other income (expense) on our Consolidated Statement of Operations.

Realized gains and losses on the pension plan are included in general and administrative expenses on our Consolidated Statement of Operations.

19. Quarterly results of operations (unaudited)

The following is a summary of unaudited quarterly results of operations for fiscal years 2017 and 2016:

	Year 2017
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$121.1	$131.5	$122.2	$111.6
Gross profit	51.6	57.7	52.2	37.8
Net income (loss)	2.5	7.5	(59.7)	$(24.6)
Basic net income (loss) per share	$0.20	$0.60	$(4.78)	$(1.98)
Diluted net income (loss) per share	$0.20	$0.59	$(4.78)	$(1.98)

	Year 2016
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$114.9	$127.9	$128.0	$138.1
Gross profit	50.9	58.8	54.9	63.4
Net income (loss)	1.4	(3.0)	5.0	8.8
Basic net income (loss) per share	$0.11	$(0.24)	$0.40	$0.71
Diluted net income (loss) per share	$0.11	$(0.24)	$0.40	$0.70

20. Subsequent events

On September 15, 2017, our Board of Directors declared a dividend of $0.10 per common share, which will be paid on October 13, 2017 to stockholders of record on September 29, 2017.

ANALOGIC CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at the beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts
For the Year ended July 31, 2017	$1.0	$0.2	$(0.4)	$0.8
For the Year ended July 31, 2016	$1.2	$0.1	$(0.3)	$1.0
For the Year ended July 31, 2015	$0.8	$0.4	$-	$1.2

	Balance at the beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Income Tax Valuation Allowance
For the Year ended July 31, 2017	$11.5	$16.8	$-	$28.3
For the Year ended July 31, 2016	$10.6	$0.9	$-	$11.5
For the Year ended July 31, 2015	$6.6	$4.3	$(0.3)	$10.6

Changes in valuation allowance represents changes in Federal, state and foreign tax attributes for which we believe it is more likely than not that they will not be able to be utilized.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Exhibit	Filing Date / Period End Date

2.5	Arrangement Agreement, dated January 7, 2013, by and among Analogic Corporation, 8385998 Canada Inc., Ultrasonix Medical Corporation and Scott Ratushny, Ronald Pelzer and Laurent Pelissier, solely in their capacity as the representatives of Ultrasonix.		8-K	2.1	1/8/2013

3.1	Restated Articles of Organization, as amended		8-K	3.1	1/30/2009

3.2	Bylaws of Analogic Corporation, a Massachusetts corporation; as amended through January 19, 2017		8-K	3.1	1/31/2017

† 10.1	Form of Stock Option Grant for 1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006		10-K	10.29	7/31/2004

† 10.2	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006		10-K	10.8	7/31/2006

† 10.3	2007 Stock Option Plan		8-K	10.1	2/2/2007

† 10.4	Form of Stock Option Award Agreement for 2007 Stock Option Plan		8-K	10.3	2/2/2007

† 10.5	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007 and accepted and agreed to by Mr. Green on May 1, 2007		8-K	10.1	5/7/2007

† 10.6	Form of Change of Control Agreement for Certain Executive Officers of Analogic Corporation		8-K	10.1	5/24/2007

† 10.7	Analogic 401(k) Plan (January 1, 2007 Restatement)		10-K	10.22	7/31/2007

† 10.8	Form of Indemnity Agreement for Directors and Executive Officers of Analogic Corporation		8-K	10.1	10/9/2007

† 10.9	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007		10-Q	10.3	10/31/2007

† 10.10	Nonqualified Deferred Compensation Plan		8-K	10.1	8/14/2008

† 10.11	Incumbent Director Resignation Policy		DEF 14A	App C	11/28/2008

† 10.12	Amendment, dated December 24, 2008, to the Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007		10-Q	10.2	1/31/2009

† 10.13	Amendment, dated December 24, 2008, to Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007		10-Q	10.3	1/31/2009

† 10.14	Severance Plan for Management Employees, as Amended and Restated, effective as of December 31, 2008		10-Q	10.4	1/31/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Exhibit	Filing Date / Period End Date
† 10.15	Letter Agreement between Analogic Corporation and Mervat Faltas, dated March 31, 2010 and accepted and agreed to by Ms. Faltas on April 29, 2010		10-Q	10.2	1/31/2011

† 10.16	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan (used prior to September 9, 2013)		10-Q	10.2	10/31/2011

† 10.17	Amended and Restated Non-Employee Director Stock Plan		DEF 14A	App B	11/25/2011

† 10.18	Non-Qualified Stock Option Program for Non-Employee Directors		10-Q	10.1	4/30/2012

† 10.19	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors for 2009 Stock Incentive Plan		10-Q	10.2	4/30/2012

† 10.20	Restricted Stock Unit Agreement between Analogic Corporation and James Green dated March 8, 2013		10-Q	10.1	1/31/2013

† 10.21	Form of Time-Based Restricted Stock Unit Award Agreement for the Analogic Corporation 2009 Stock Incentive Plan		8-K	99.2	9/13/2013

† 10.22	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan		8-K	99.3	9/13/2013

† 10.23	Form of Annual Retainer Deferral Election under Amended and Restated Employee Stock Purchase Plan		10-Q	10.2	10/31/2013

† 10.24	Analogic Corporation Amended and Restated 2009 Stock Incentive Plan		8-K	99.1	1/27/2014

† 10.25	Amended and Restated Employee Stock Purchase Plan		8-K	99.2	1/27/2014

† 10.26	2014 Annual Incentive Compensation Plan		8-K	99.3	1/27/2014

† 10.27	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2015 Annual Incentive Plan		10-Q	10.1	10/31/2014

† 10.28	Amended and Restated 1997 Non-Qualified Stock Option Plan for Non-Employee Directors		10-Q	10.1	1/31/2015

† 10.29	Letter Agreement between Analogic Corporation and Michael Bourque, dated September 24, 2015 and accepted and agreed to by Mr. Bourque on September 24, 2015		10-K	10.58	7/31/2015

† 10.30	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2016 Annual Incentive Plan		10-Q	10.1	10/31/2015

† 10.31	Form of Annual Retainer Deferral		10-Q	10.2	10/31/2015

† 10.32	Employment Agreement, dated November 5, 2015, between Analogic Corporation and Mark T. Frost		8-K	10.1	11/5/2015

† 10.33	Credit Agreement by and among Analogic Corporation, the financial institutions identified therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent dated November 23, 2015		8-K	10.1	11/30/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Exhibit	Filing Date / Period End Date

† 10.34	Form of Performance-Based Restricted Stock Unit Award Agreement for the Analogic Corporation 2009 Stock Incentive Plan		8-K	99.1	9/19/2016

† 10.35	Employment Agreement dated October 27, 2016 between Analogic Corporation and Fred B. Parks		8-K	10.1	10/27/2016

† 10.36	Separation and Release of Claims Agreement dated October 22, 2016 between Analogic Corporation and James W. Green		8-K	10.2	10/27/2016

† 10.37	2017 Annual Incentive Plan		10-Q	10.3	10/31/2016

† 10.38	Form of Annual Retainer Deferral Election		10-Q	10.4	10/31/2016

† 10.39	Severance Agreement dated March 7, 2017 between Analogic Corporation and James Ryan		10-Q	10.1	1/31/2017

† 10.40	Separation Agreement dated April 4, 2017 between Analogic Corporation and Shalabh Chandra and accepted and agreed to by Mr. Chandra on April 5, 2017		10-Q	10.1	4/30/2017

† 10.41	Employment Agreement dated March 1, 2017 between Analogic Corporation and Brooks West		10-Q	10.2	4/30/2017

† 10.42	Separation Agreement dated July 17, 2017 between Analogic Corporation and Mark Frost and accepted and agreed to by Mr. Frost on July 20, 2017		8-K	10.1	7/25/2017

10.43	Assignment and Assumption between HSBC Bank USA. N.A. and Citibank, N.A. dated August 25, 2017	X

21	List of Subsidiaries	X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Exhibit	Filing Date / Period End Date

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Label Linkbase Document

* 101.PRE	XBRL Taxonomy Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Management contract or compensatory plan or arrangement
*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 31, 2017 and July 31, 2016, (ii) Consolidated Statements of Operations for the years ended July 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended July 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended July 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.