Form 10-Q
period 2018-04-30
ANALOGIC CORP
filed 2018-06-06
CIK 6284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

 As of May 30, 2018, there were 12,501,638 shares of common stock outstanding.

ANALOGIC CORPORATION

Form 10Q – Quarterly Report

For the Quarterly Period Ended April 30, 2018

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share and per share data)

	April 30,	July 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$123,939	$129,298
Short-term marketable securities	62,587	18,797
Accounts receivable, net of allowance for doubtful accounts of $346 and $752 as of April 30, 2018 and July 31, 2017, respectively	84,865	77,587
Inventory	132,240	130,575
Income tax receivable	2,649	4,686
Prepaid expenses and other current assets	8,751	9,762
Total current assets	415,031	370,705
Long-term marketable securities	35,765	26,171
Property, plant, and equipment, net	97,076	102,676
Intangible assets, net	22,010	25,925
Goodwill	2,344	2,344
Deferred income taxes	1,925	5,168
Other assets	5,918	5,094
Total assets	$580,069	$538,083
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,738	$27,179
Accrued employee compensation and benefits	21,711	18,171
Accrued income tax	877	708
Accrued warranty	5,081	5,306
Accrued restructuring charges	355	2,786
Deferred revenue	6,606	4,774
Customer deposits	3,068	3,538
Other current liabilities	5,144	4,648
Total current liabilities	80,580	67,110
Long-term liabilities:
Accrued income taxes, net of current portion	5,508	734
Other long-term liabilities	10,793	9,745
Total long-term liabilities	16,301	10,479
Guarantees, commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock, $0.05 par value; 30,000,000 shares authorized and 12,503,411 shares issued and outstanding as of April 30, 2018; 30,000,000 shares authorized and 12,467,824 shares issued and outstanding as of July 31, 2017	624	622
Capital in excess of par value	162,607	157,907
Retained earnings	322,664	307,104
Accumulated other comprehensive loss	(2,707)	(5,139)
Total stockholders’ equity	483,188	460,494
Total liabilities and stockholders’ equity	$580,069	$538,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net revenue:
Product	$117,156	$120,791	$349,599	$371,373
Engineering	2,815	1,371	6,419	3,448
Total net revenue	119,971	122,162	356,018	374,821
Cost of sales:
Product	64,576	68,667	192,904	210,149
Engineering	2,466	1,334	5,554	3,180
Total cost of sales	67,042	70,001	198,458	213,329
Gross profit	52,929	52,161	157,560	161,492
Operating expenses:
Research and product development	15,285	14,900	45,927	46,962
Selling and marketing	13,530	16,356	39,131	51,894
General and administrative	16,824	10,377	40,864	27,978
Restructuring	(21)	2,080	710	2,379
Asset impairment charges	-	73,051	-	83,474
Total operating expenses	45,618	116,764	126,632	212,687
Income (loss) from operations	7,311	(64,603)	30,928	(51,195)
Other income (expense), net	328	57	1,504	(357)
Income (loss) before income taxes	7,639	(64,546)	32,432	(51,552)
Provision (benefit) for income taxes	529	(4,882)	13,115	(1,934)
Net income (loss)	$7,110	$(59,664)	$19,317	$(49,618)
Net income (loss) per common share:
Basic	$0.57	$(4.78)	$1.55	$(3.98)
Diluted	$0.56	$(4.78)	$1.53	$(3.98)
Weighted average shares outstanding:
Basic	12,503	12,486	12,489	12,457
Diluted	12,633	12,486	12,617	12,457
Dividends declared and paid per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net income (loss)	$7,110	$(59,664)	$19,317	$(49,618)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(1,703)	178	3,038	(2,415)
Unrecognized gain on pension benefits, net of tax	41	58	114	167
Unrealized (loss) on foreign currency forward contracts, net of tax	(466)	(324)	(571)	(153)
Unrealized (loss) on available-for-sale securities, net of tax	(33)	-	(150)	-
Total other comprehensive (loss) income, net of tax	(2,161)	(88)	2,431	(2,401)
Total comprehensive income (loss)	$4,949	$(59,752)	$21,748	$(52,019)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANALOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,317	$(49,618)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	4,209	(8,402)
Depreciation and amortization	16,151	19,221
Asset impairment charges	-	83,474
Share-based compensation expense	6,128	6,450
Amortization of demo equipment	2,133	1,557
Provision for excess and obsolete inventory	4,133	287
Excess tax benefit from share-based compensation	-	(158)
Change in fair value of contingent consideration	-	(10,238)
(Benefit from) provision for doubtful accounts, net of recovery	(406)	88
Gain/(Loss) on sale of property, plant and equipment	70	(57)
Net changes in operating assets and liabilities:
Accounts receivable	(6,367)	18,295
Inventory	(6,163)	(5,547)
Prepaid expenses and other assets	282	596
Accounts payable	9,259	608
Accrued liabilities	327	(2,845)
Deferred revenue	1,807	(641)
Customer deposits	(469)	554
Accrued income taxes and income taxes receivable	6,228	1,174
Other liabilities	1,060	(1,423)
Cash paid for contingent consideration	-	(100)
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,699	53,275
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,235)	(7,741)
Purchases of marketable securities	(91,942)	-
Proceeds from maturities of marketable securities	28,900	-
Proceeds from sales of marketable securities	9,254	-
Proceeds from the sale of property, plant, and equipment	1	30
NET CASH USED IN INVESTING ACTIVITIES	(58,022)	(7,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock pursuant to exercise of stock options, employee stock purchase plan, restricted stock plans, and non-employee director stock plan	832	3,090
Repurchase of common stock	(952)	(1,584)
Shares repurchased for taxes for vested employee restricted stock grants	(1,086)	(1,128)
Excess tax benefit from share-based compensation	-	158
Dividends paid to shareholders	(3,747)	(3,771)
Contingent consideration paid for business acquisitions	-	(1,900)
NET CASH USED IN FINANCING ACTIVITIES	(4,953)	(5,135)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(83)	(493)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,359)	39,936
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	129,298	118,697
CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,939	$158,633
Supplemental disclosures of cash flow information:
Non-cash transfer of demonstration inventory to fixed asset	$2,263	$3,506

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

Our unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the United States Securities and Exchange Commission, or SEC, for quarterly reports on Form 10-Q. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We report our financial condition and results of operations on a fiscal year basis ending on July 31st of each year. The three months ended April 30, 2018 and 2017 represent the third quarters of fiscal years 2018 and 2017, respectively.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for all interim periods presented. The results of operations for the three months ended April 30, 2018 are not necessarily indicative of the operating results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended July 31, 2017, or fiscal year 2017, included in our Annual Report on Form 10-K as filed with the SEC on September 26, 2017. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States of America.

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

2. Recent accounting pronouncements

Accounting pronouncements issued and recently adopted

None.

Accounting pronouncements issued and not yet effective

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)”. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). The new guidance (revised in March 2018), also requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. Early adoption is permitted. The standard will be effective for us in the first quarter of our fiscal year beginning August 1, 2019. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”. The standard better aligns hedge accounting with an entity’s risk management activities and simplifies the requirement to qualify for hedge accounting. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The standard will be effective for us in the first quarter of our fiscal year ending beginning August 1, 2019. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Scope of Modification Accounting

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718)”. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The standard will be effective for us in the first quarter of our fiscal year ending Beginning August 1, 2018. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” The amendments provide guidance on the eight specific cash flow statement presentation and classification issues as follows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The standard will be effective for us in the first quarter of our fiscal year ending beginning August 1, 2018. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The standard requires lessees to recognize assets and liabilities for most leases on the balance sheet. For income statement purposes, the standard requires leases to be classified as either operating or finance. The standard is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The standard will be effective for us in the first quarter of our fiscal year beginning August 1, 2019. Adoption requires application of the new guidance for all periods presented. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Revenue from contracts with customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This update will supersede existing revenue recognition requirements and most industry-specific guidance. This update also supersedes some cost guidance, including revenue recognition guidance for construction-type and production-type contracts. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This update should be applied either on a retrospective or modified retrospective basis. This update was originally effective for us in the first quarter of our fiscal year ending July 31, 2018. Early adoption was not permitted. In August 2015, the FASB approved a one year delay of the effective date of the new revenue standard for public entities. Therefore, this update would be effective for us in the first quarter of our fiscal year ending July 31, 2019. The standard permits entities to early adopt, but only as of the original effective date (i.e. one year earlier). We are expected to adopt the new standard in the first quarter of our fiscal year 2019 effective August 1, 2018, and anticipate using the modified retrospective method, which would result in a cumulative effect adjustment as of August 1, 2018. The comparative information would not be restated and continues to be reported under the accounting standards in effect for those periods. The

Company has substantially completed the impact assessment phase of its evaluation of ASU No. 2014-09.  Two areas the Company expects to be impacted are engineering revenues and commissions expense, though not in a manner material to the consolidated financial statements.  Under the new guidance, there are specific criteria to determine if a performance obligation should be recognized over time or at a point in time.  Accordingly, the Company has identified certain engineering projects for which the timing of when the Company recognizes revenue may be impacted.  Due to the complexity of these engineering projects, revenue recognition under the new standard is highly dependent on the specific contract terms.  Additionally, the new standard will require certain costs, primarily sales-related commissions on contracts greater than one year in duration, to be capitalized and amortized over the term of the contract rather than expensed when paid.  The Company continues to assess the impact of the new standard, but based on preliminary analysis does not expect the adoption to be material to the consolidated financial statements.  The Company also expects to implement additional processes and controls, as well as additional disclosures to comply with the new standard.

3. Agreement and Plan of Merger

On April 10, 2018, Analogic entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ANLG Holding Company, Inc., a Delaware corporation (the “Parent”), and AC Merger Sub, Inc., a Massachusetts corporation and a wholly owned subsidiary of the Parent (the “Merger Sub”).  The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by the Parent at a price of $84.00 per share of the Company’s common stock, par value $0.05 (each, a “Share”), in cash, without interest and subject to deduction for any required withholding tax (the “Merger Consideration”), through the merger of the Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of the Parent. The Parent and the Merger Sub are owned by funds affiliated with Altaris Capital Partners, LLC (collectively, the “Sponsor”).

Completion of the Merger is subject to the Company obtaining stockholder approval and other customary closing conditions. The Company will hold a stockholders meeting on June 21, 2018 to submit the Merger Agreement to its stockholders for their consideration. On April 27, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) with respect to the pending Merger. The termination of the waiting period satisfies one of the conditions to the closing, which remains subject to other customary closing conditions.

Effective as of immediately prior to the effective time of the Merger, each then-outstanding and unexercised Company stock option with an exercise price less than the per share Merger Consideration will automatically be canceled and converted into the right to receive from the surviving corporation an amount of cash equal to the product of (i) the total number of shares of Company common stock then underlying such Company stock option multiplied by (ii) the excess of the Merger Consideration over the exercise price per share of such Company stock option, on the terms set forth in the Merger Agreement. All Company stock options are fully vested. In the event that the exercise price of any Company stock option is equal to or greater than the Merger Consideration, such Company stock option will be canceled, without any consideration being payable in respect thereof, and have no further force or effect.  Effective as of immediately prior to the effective time of the Merger, each Company restricted stock unit award that is then outstanding and unvested will vest in full and automatically be canceled and converted into the right to receive an amount of cash equal to the product of the total number of shares of Company common stock then underlying such Company restricted stock unit award multiplied by the Merger Consideration, on the terms set forth in the Merger Agreement.  Effective as of immediately prior to the effective time of the Merger, each Company performance-based share unit award that is then outstanding and unvested will vest with respect to the number of shares of Company common stock that would have been earned in accordance with the methodology set forth in the applicable award agreement (as in effect on the date of the Merger Agreement) or previously established by the Compensation Committee of the Board and will automatically be canceled and converted into the right to receive from the Company an amount of cash equal to the product of the total number of shares of Company common stock that vest under such performance-based share unit award multiplied by the Merger Consideration, on the terms set forth in the Merger Agreement.  See Note 12 – Share-based compensation for more information.

   The Merger Agreement includes customary termination provisions. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay the Parent a termination fee of $34.8 million (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a superior proposal). The Merger Agreement also provides that the Parent will be required to pay the Company a reverse termination fee of $64.2 million or reimburse certain Company expenses under certain specified circumstances set forth in the Merger Agreement. The Sponsor has provided the Company with a limited guarantee in favor of the Company guaranteeing the Parent’s obligation to pay the reverse termination fee and certain other payment obligations of the Parent and the Merger Sub pursuant to the Merger Agreement.

In connection with the pending transaction, the Company has agreed to suspend the payment of its regular quarterly dividend. Also in connection with the pending transaction, if the effective time of the Merger occurs on or before the last business day of the offering period currently in effect under the Company’s employee stock purchase plan (“ESPP” ) and there are purchase options then outstanding with respect to such offering period, then each such outstanding option will be exercised in full on the closing date of the

Merger (or,if not practicable, on the business day immediately preceding the closing date of the Merger) to the  extent of payroll deductions credited to the purchase option holder’s account as of the date that is 10 days  before the closing date of the Merger. Each share of Company common stock received upon exercise of a purchase option granted under the ESPP will be converted into the right to receive the per share Merger Consideration. If the effective time of the Merger occurs after the last business day of the offering period currently in effect under the Employee Stock Purchase Plan (“ESPP”), the Board will terminate the ESPP as of the date immediately prior to the closing date and, as promptly as reasonably practicable following such termination, all outstanding payroll deductions pursuant to the ESPP will be refunded to the participating employees under the ESPP. In all events, the ESPP will be terminated as of immediately prior to the effective time of the Merger.

In the third quarter of 2018, in connection with the Merger the Company incurred pre-tax expenses of approximately $4.1 million related to professional fees. Other than the expenses incurred noted above, no effect has been given in the financial statements to the proposed Merger.

For additional information, see the Proxy Statement filed by the Company with the SEC on May 16,2018

The Parent expects to fund the purchase price through a combination of unrestricted cash-on-hand held by the Company as of the closing of the merger, cash equity contributions and debt financing. The Parent has obtained commitments for $575 million of debt financing consisting of a combination of a senior secured first lien term loan facility and a senior secured first lien revolving credit facility. The proceeds of the debt financing are expected to be used to finance, in part, the Merger, pay related fees and expenses, and for ongoing working capital requirements, capital expenditures and other general corporate purposes. The debt financing is conditioned upon consummation of the Merger, as well as other customary conditions.

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

Our top ten customers combined accounted for approximately 54% and 61% of our total net revenue for each of the three months ended April 30, 2018 and 2017, respectively and 53% and 63% of our total net revenue for the nine months ended April 30, 2018 and 2017, respectively.  Set forth in the table below are customers that individually accounted for 10% or more of our net revenue.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Koninklijke Philips Electronics N.V., or Philips	14%	14%	13%	14%
Siemens AG	10%	11%	11%	12%
L-3 Communications Corporation, or L-3	*	11%	*	10%

Note (*): Total net revenue was less than 10% in this period.

The following table summarizes our customers with net accounts receivable balances greater than or equal to 10% of our total net accounts receivable balance:

	As of	As of
	April 30,	July 31,
	2018	2017
Philips	17%	14%
L-3 Communications Corporation, or L-3	11%	*
GE	*	11%

Note (*): Total net accounts receivable balance was less than 10% in this period.

5. Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

	As of	As of
	April 30,	July 31,
(in millions)	2018	2017
Raw materials	$63.4	$62.8
Work in process	44.0	41.8
Finished goods	24.8	26.0
Total inventory	$132.2	$130.6

6. Intangible assets and goodwill

Intangible assets

Intangible assets include the value assigned to intellectual property and other technology, patents, customer contracts and relationships, and trade names. The estimated useful lives for all of these intangible assets, excluding a trade name determined to have an indefinite life, range between 1 to 14 years. Indefinite-lived intangible assets consist of trade names acquired in business combinations. The carrying values of our indefinite-lived intangible assets were $7.6 million at both April 30, 2018 and July 31, 2017.

Finite-lived intangible assets are summarized as follows:

		As of April 30, 2018			As of July 31, 2017
(in millions)	Weighted Average Amortization Period	Cost	Accumulated Amortization/ Write-Offs	Net	Cost	Accumulated Amortization	Net
Developed technologies	10 years	$17.7	$15.6	$2.1	$17.7	$14.4	$3.3
Customer relationships	13 years	43.7	31.4	12.3	43.7	28.7	15.0
Trade names	3 years	0.9	0.9	-	0.9	0.9	-
Total finite-lived intangible assets		$62.3	$47.9	$14.4	$62.3	$44.0	$18.3

Amortization expense related to acquired intangible assets was $1.3 million and $3.9 million for the three and nine months ended April 30, 2018, respectively. Amortization expense related to acquired intangible assets was $1.9 million and $5.9 million for the three and nine months ended April 30, 2017, respectively.

Goodwill

We had goodwill balances of $2.3 million at April 30, 2018 and July 31, 2017. We review periodically or more frequently if indicators are present or changes in circumstances suggest that it is more likely than not that impairment may exist and we perform a formal goodwill impairment test in the second quarter of each fiscal year.

The goodwill balance by reportable segments and reporting units for the nine months ended April 30, 2018 are as follows:

	Medical Imaging	Ultrasound		Security and Detection
(in millions)	(Medical Imaging Reporting Unit)	(Ultrasound Reporting Unit)	(Oncura Reporting Unit)	(Security and Detection Reporting Unit)	Total Goodwill
Balance as of July 31, 2017	$1.8	$-	$-	$0.5	$2.3
Balance as of April 30, 2018	$1.8	$-	$-	$0.5	$2.3

The following is a roll forward of accumulated goodwill impairment losses by reportable segment and reporting unit:

	Medical Imaging	Ultrasound		Security and Detection
(in millions)	(Medical Imaging Reporting Unit)	(Ultrasound Reporting Unit)	(Oncura Reporting Unit)	(Security and Detection Reporting Unit)	Total
Accumulated impairment losses as of July 31, 2017	$-	$(55.2)	$(16.4)	$-	$(71.6)
Accumulated impairment losses as of April 30, 2018	$-	$(55.2)	$(16.4)	$-	$(71.6)

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables provide the assets and liabilities carried at fair value and measured on a recurring basis at April 30, 2018 and July 31, 2017:

	Fair Value Measurement as of April 30, 2018
(in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$103.6	$-	$-	$103.6	$103.6	$-
Level 1:
Money market funds	9.0	-	-	9.0	9.0	-
Subtotal	$112.6	$-	$-	$112.6	$112.6	$-
Level 2:
U.S. agency securities	$4.0	$-	$-	$4.0	$-	$4.0
Non-U.S. government securities	9.7	-	-	9.7	-	9.7
Commercial paper	21.4	-	-	21.4	10.8	10.6
Corporate securities	53.1	-		53.1	0.5	52.6
Asset-backed securities	21.6	-	(0.1)	21.5	-	21.5
Subtotal	$109.8	$-	$(0.1)	$109.7	$11.3	$98.4
Total	$222.4	$-	$(0.1)	$222.3	$123.9	$98.4

	Fair Value Measurement as of July 31, 2017
(in millions)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$46.7	$-	$-	$46.7	$46.7	$-
Level 1:
Money market funds	38.4	-	-	38.4	38.4	-
Subtotal	$85.1	$-	$-	$85.1	$85.1	$-
Level 2:
U.S. Treasury securities	$10.0	$-	$-	$10.0	$10.0	$-
U.S. agency securities	7.0	-	-	7.0	7.0	-
Non-U.S. government securities	3.9	-	-	3.9	-	3.9
Commercial paper	30.1	-	-	30.1	27.2	2.9
Corporate securities	28.0	-	-	28.0	-	28.0
Asset-backed securities	10.2	-	-	10.2	-	10.2
Subtotal	$89.2	$-	$-	$89.2	$44.2	$45.0
Total	$174.3	$-	$-	$174.3	$129.3	$45.0

Plan assets for deferred compensation	As of	As of
	April 30,	July 31,
(in millions)	2018	2017
Level 1:
Plan assets for deferred compensation	$4.6	$4.7
Total	$4.6	$4.7

Assets held in the deferred compensation plan will be used to pay benefits under our non-qualified deferred compensation plan. The investments primarily consist of mutual funds that are publicly traded on stock exchanges. Accordingly, the fair value of these assets is categorized as Level 1 within the fair value hierarchy.

Foreign currency forward contracts	As of	As of
	April 30,	July 31,
(in millions)	2018	2017
Level 2:
Foreign currency forward contracts (liability) asset	$(0.1)	$0.6
Total	$(0.1)	$0.6

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

As of April 30, 2018, we have forward contracts outstanding with notional amounts totaling $12.1 million. These contracts are designated as cash flow hedges, and the unrealized gain of $0.1 million, net of tax, on these contracts are reported in Accumulated other comprehensive income as of April 30, 2018. Assets and liability derivatives designated as hedging instruments are presented in other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. At April 30, 2018 we had a derivative liability of $0.1 million included in other current liabilities on our Consolidated Balance Sheet.

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

Realized gains and (losses) on the cash flow hedges are recognized in income in the period when the payment of expenses is recognized. During the three and nine months ended April 30, 2018, we recorded approximately $0.1 million and $0.4 million of realized gain, respectively, included in our Consolidated Statements of Operations. During the three and nine months ended April 30, 2017 we recorded ($0.2) million and ($0.5) million of realized loss, respectively.

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

During the three months ended April 30, 2018, no shares of common stock were repurchased and retired. During the nine months ended April 30, 2018, we repurchased and retired 13,489 shares of common stock under this repurchase program for $1.0 million, at an average purchase price of $70.52 per share. The cumulative shares that were repurchased and retired under the program were 61,197 shares of common stock for $4.4 million at an average purchase price of $71.07 per share.

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

The following table summarizes components of Accumulated other comprehensive (loss) income for the nine months ended April 30, 2018:

(in millions)	Unrealized Losses on Available For Sale Securities	Unrealized Gain on Foreign Currency Forward Contracts	Unrealized Losses on Pension Plan	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of July 31, 2017	$(0.01)	$0.5	$(3.5)	$(2.1)	$(5.1)
Pre-tax change before reclassification to earnings	(0.2)		0.2	3.2	3.2
Amount reclassified to earnings		(0.8)	-		(0.8)
Income tax benefit (provision)		0.2	(0.1)	(0.1)
Balance as of April 30, 2018	$(0.2)	$(0.1)	$(3.4)	$1.0	$(2.7)

The ineffective portion of the unrealized losses on foreign currency forward contracts and unrealized gains or losses on currency translation adjustment are included in other expense, net on our Consolidated Statements of Operations.

11. Share-based compensation

The following table presents share-based compensation expense included in our Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions)	2018	2017	2018	2017
Cost of product sales	$0.1	$0.1	$0.3	$0.3
Cost of engineering sales	-	-	0.1	0.1
Research and product development	0.5	0.4	1.4	1.2
Selling and marketing	0.2	0.2	0.5	1.1
General and administrative	1.4	1.5	3.8	3.7
Total share-based compensation expense before tax	2.2	2.2	6.1	6.4
Income tax effect	(0.6)	(0.7)	(1.1)	(2.0)
Share-based compensation expense included in net income	$1.6	$1.5	$5.0	$4.4

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

No stock options were granted during the three and nine months ended April 30, 2018 and April 30, 2017, respectively.

The total intrinsic value of options exercised during the three and nine months ended April 30, 2018 was $0.0 million and $0.1 million, respectively.

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

For our non-GAAP earnings per share, or EPS, awards, the compensation cost is amortized over the performance period on a straight-line basis, net of forfeitures as they occur, because such awards vest only at the end of the performance period. The compensation cost is based on the number of shares that are deemed probable of vesting at the end of the three-year performance cycle. This probability assessment is done each quarter and changes in estimates can result in significant expense fluctuations due to the cumulative catch-up adjustment. We estimate the fair value of the non-GAAP EPS awards using the quoted closing price of our common stock on the date of grant.

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

We granted  0 and 22,080 TSR awards and 0 and 21,896 non-GAAP EPS awards during the three and nine months ended April 30, 2018, respectively. We granted 601 and 28,749 TSR awards and 594 and 62,626 non-GAAP EPS awards during the three and nine months ended April 30, 2017, respectively. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Stock price (1)	$-	$73.60	$77.15	$89.88
Expected volatility (2)	0.00%	27.00%	26.88%	27.0%
Risk-free interest rate (3)	0.00%	0.85%	1.48%	0.85%
Expected annual dividend yield (4)	0.00%	0.00%	0.00%	0.00%
Weighted average grant date fair value of time-based restricted stock awards	$85.65	$78.22	$78.16	$88.16
Weighted average grant date fair value of performance based restricted stock awards	-	$73.60	$79.87	$86.88

(1)	The stock price is the closing price of our common stock on the date of grant.
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

The total fair value of RSUs that vested during the three and nine months ended April 30, 2018 was $0.8 million and $4.0 million, respectively.

The total fair value of RSUs that vested during the three and nine months ended April 30, 2017 was $0.9 million and $4.1 million, respectively.

As of April 30, 2018, the unrecognized compensation cost, related to unvested stock options and restricted stock was $10.1 million. This cost will be recognized over an estimated weighted average amortization period of 1.4 years and assumes target performance for the non-GAAP EPS awards.

12. Restructuring charges

Fiscal Year 2017 Restructuring Plan

On March 6, 2017, the Company announced the 2017 Restructuring Plan, which primarily focused on the restructuring of the Ultrasound business, designed to improve profitability and provide consistent long-term growth. As part of the 2017 Restructuring Plan, the Company consolidated the activities conducted in Vancouver, British Columbia with the existing operations in Copenhagen, Denmark and Peabody, Massachusetts and the Company substantially exited the Vancouver facility at the end fiscal 2017. The Company re-sized its U.S. sales, global marketing as well as general and administration organizations in-line with its objectives within primarily its Ultrasound business, but also its Medical Imaging and Security and Detection businesses. We incurred pre-tax charges of

$0.0 million and $0.7 million during the three and nine months ended April 30, 2018. These costs consisted of facility exit costs and adjustments to the severance and personnel related costs, which are recognized in our Consolidated Statement of Operations under restructuring.  We expect that the 2017 Restructuring Plan will be substantially completed during fiscal year 2018.

Current Period Activity

The following table summarizes accrued restructuring activities for the three months ended April 30, 2018:

	Employee
	Severance	Facility
	and	Exit
(in millions)	Benefits (A)	Costs (A)	Total
Balance at January 31, 2018	$0.8	$0.3	$1.1
Restructuring charge	-	-	-
Cash payments	(0.7)	-	(0.7)
Non-cash adjustments	-	-	-
Balance at April 30, 2018	$0.1	$0.3	$0.4

(A)	Restructuring charges in fiscal year 2018 relate to the Fiscal Year 2017 Restructuring Plan.

The following table summarizes accrued restructuring activities for the nine months ended April 30, 2018:

	Employee
	Severance	Facility
	and	Exit
(in millions)	Benefits (A)	Costs (A)	Total
Balance at July 31, 2017	$2.7	$0.1	$2.8
Restructuring charge	0.5	0.3	0.8
Adjustments	(0.1)	-	(0.1)
Cash payments	(3.3)	-	(3.3)
Non-cash adjustments	0.3	(0.1)	0.2
Balance at April 30, 2018	$0.1	$0.3	$0.4

(A)	Restructuring charges in fiscal year 2018 relate to the Fiscal Year 2017 Restructuring Plan.

Restructuring and related charges, including actions associated with acquisitions, by segment are as follows:

	For Three Months Ended		For Nine Months Ended
	April 30,		April 30,
(in millions)	2018	2017	2018	2017
Medical Imaging	$-	$0.2	$0.1	$0.4
Ultrasound	-	1.8	0.6	1.9
Security and Detection	-	0.1	-	0.1
Total restructuring and related charges	$-	$2.1	$0.7	$2.4

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

Basic and diluted net income per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions, except per share data and share data in thousands)	2018	2017	2018	2017
Net income (loss)	$7.1	$(59.7)	$19.3	$(49.6)
Weighted average number of common shares outstanding-basic	12,503	12,486	12,489	12,457
Effect of dilutive securities:
Stock options and restricted stock units	130	-	128	-
Weighted average number of common shares outstanding-diluted	12,633	12,486	12,617	12,457
Basic net income (loss) per share	$0.57	$(4.78)	$1.55	$(3.98)
Diluted net income (loss) per share	$0.56	$(4.78)	$1.53	$(3.98)
Anti-dilutive shares related to outstanding stock options and unvested restricted stock (A)	-	242	2	228

(A)

These shares related to outstanding stock options and unvested restricted stock were not included in our calculations of diluted earnings per share, as the effect of including them would be anti-dilutive.

14. Income taxes

The following table presents the provision for income taxes and our effective tax rate for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions except percentages)	2018	2017	2018	2017
Provision (benefit) for income taxes	$0.5	$(4.9)	$13.1	$(1.9)
Effective tax rate	7%	8%	40%	4%

The effective income tax rate on operations is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, as of January 1, 2018, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are required to calculate our statutory rate based on the number of days in our fiscal year in which the 35% and 21% rates applied. We have calculated that our statutory rate for fiscal 2018 is 27%.

As of April 30, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects of the Act, including the effects on our existing deferred tax balances and the one-time transition tax as permitted by the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118).  For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $5.8 million for the one-time transition tax, which is included as a component of income tax expense from continuing operations.

Our effective tax rate for the three months ended April 30, 2018 is lower than the statutory rate of 27% primarily due to the decrease of our estimate for tax effects of the Act. Our effective tax rate was lower than the statutory rate of 27% primarily due to income generated outside the United States in countries with lower tax rates, due to tax credits in the United States and Canada, increased by certain discrete tax benefits. The tax provision for the three months ended April 30, 2018 includes discrete tax benefit totaling $1.4 million, of which $1.3 million is an adjustment to a provisional estimate of one-time transition tax on our accumulated earnings of foreign subsidiaries under SAB 118 and a $0.6 million benefit for the reversal of ASC 740-10-25 reserve due to the expiration of the statute of limitations.  These benefits are offset by $0.2 million tax expense for an increase in valuation allowance on US deferred tax assets. Our effective tax rate for the nine months ended April 30, 2018 is higher than the statutory rate of 27% primarily due to the tax effects of the Act. The tax provision for the nine months ended April 30, 2018 includes discrete tax provision totaling $5.5 million, of which $5.8 million is a provisional estimate of one-time transition tax on our accumulated earnings of foreign subsidiaries under SAB 118. This provision was offset by $0.6 million benefit for the reversal of ASC 740-10-25 reserve due to the expiration of the statute of limitations. The Company’s provisional estimate of $5.8 million includes approximately $5.8 million of one-time transition tax. The provisional amount recorded related to the remeasurement of our deferred tax balance was tax expense of $3.0 million, which was fully offset by a corresponding remeasurement of the valuation allowance we have recorded against our net U.S. deferred tax assets.

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

Foreign tax effects:  The one-time transition tax is based on our total post-1986 earnings and profits (E&P) as of December 31, 2017 in all foreign subsidiaries which we have previously deferred from US income taxes.  We recorded a provisional amount for our one-time transition tax liability for all of our foreign subsidiaries, resulting in an increase in income tax expense of $5.8 million, which will be paid over the next eight years.  We are refining our calculation of the total post-1986 foreign E&P for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets.  No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, specifically earnings of the foreign subsidiaries earned after December 31, 2017 and before July 31, 2018, and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

We are subject to US Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of April 30, 2018, we have concluded all US Federal income tax matters through the year ended July 31, 2014.  We are currently under income tax audits in the U.S., Canada, and Denmark.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At April 30, 2018 and July 31, 2017, we had approximately $0.1 million and $0.1 million accrued for interest and penalties on unrecognized tax benefits, respectively.

At April 30, 2018, we had $4.0 million of unrecognized tax benefits for uncertain tax positions and $0.1 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid.

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

•	Ultrasound includes ultrasound systems and transducers primarily in the urology, surgery, and anesthesia markets.
•	Security and Detection includes advanced threat detecting CT systems utilizing our expertise in advanced imaging technology, primarily used in the checked baggage screening at airports worldwide.

The tables below present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions)	2018	2017	2018	2017
Product revenue:
Medical Imaging	$59.8	$68.2	$173.8	$205.9
Ultrasound	42.0	34.8	122.7	110.7
Security and Detection	15.4	17.8	53.1	54.8
Total product revenue	$117.2	$120.8	$349.6	$371.4
Engineering revenue:
Medical Imaging	$1.6	$1.3	$4.0	$3.1
Ultrasound	0.2	-	0.3	0.2
Security and Detection	1.0	0.1	2.1	0.1
Total engineering revenue	$2.8	$1.4	$6.4	$3.4
Net revenue:
Medical Imaging	$61.4	$69.5	$177.8	$209.0
Ultrasound	42.2	34.8	123.0	110.9
Security and Detection	16.4	17.9	55.2	54.9
Total net revenue	$120.0	$122.2	$356.0	$374.8
Income (loss) from operations:
Medical Imaging (A)	$5.4	$12.2	$17.6	$31.3
Ultrasound (B)	-	(79.3)	5.7	(89.7)
Security and Detection	1.9	2.5	7.6	7.2
Total income from operations	7.3	(64.6)	30.9	(51.2)
Total other income (loss), net	0.3	0.1	1.5	(0.4)
Income before income taxes	$7.6	$(64.5)	$32.4	$(51.6)

	As of	As of
	April 30,	July 31,
(in millions)	2018	2017
Identifiable total assets by segment:
Medical Imaging	$161.6	$169.1
Ultrasound	136.6	133.6
Security and Detection	43.9	36.0
Total reportable segment assets	342.1	338.7
Corporate assets (C)	235.6	197.0
Total identifiable assets	$577.7	$535.7

(A)

Includes restructuring charges of $0.0 million and $0.2 million for the three months ended April 30, 2018 and April 30, 2017, respectively, and $0.1 million and $0.4 million for each of the nine months ended April 30, 2018 and April 30, 2017, respectively.

(B)

Includes restructuring charges of $0.0 million and $1.8 million for each of the three months ended April 30, 2018 and April 30, 2017, respectively, and $0.6 million and $1.9 million for the nine months ended April 30, 2018 and April 30, 2017, respectively.

(C)	Includes cash, cash equivalents, and short-term marketable securities of $165.3 million and $135.2 million as of April 30, 2018 and July 31, 2017, respectively.

16. Guarantees, commitments and contingencies

Guarantees and Indemnification Obligations

Our standard OEM and supply agreements entered into in the ordinary course of business typically contain an indemnification provision pursuant to which we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our products. Such provisions generally survive termination or expiration of the agreements. The potential amount of future payments we could be required to make under these indemnification provisions is, in some instances, unlimited. Our costs to defend lawsuits or settle claims related to these indemnification agreements have been insignificant to date. As a result, we believe that our estimated exposure on these agreements is currently minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2018.

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

The following table presents our product warranty liability as of April 30, 2018:

As of
April 30,
(in millions)	2018
Beginning balance	$5.3
Provision	3.9
Warranty activity during the period	(4.1)
Ending balance	$5.1

At April 30, 2018 and July 31, 2017, we had deferred revenue for extended product warranty contracts of $0.5 million and $0.4 million, respectively.

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

As of April 30, 2018, our leverage ratio was 0.009:1.00 and our interest coverage ratio was not applicable as we had no attributable interest expense. As of April 30, 2018, we were in full compliance with all financial and operating covenants contained in the Credit Agreement.

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

As of April 30, 2018 and July 31, 2017, we had approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings.

We did not have any borrowing outstanding under any of our credit facilities at April 30, 2018 and July 31, 2017, respectively.

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

Subsequent to the announcement of the Company’s entry into the merger agreement, the Board received a letter from a law firm representing an alleged shareholder demanding that the Board disclose in the proxy statement all factors apart from the deal price influencing the Board in selling the Company and all other material information. The letter also demanded that the Board take steps to negotiate for increased merger consideration from Altaris. Should the Board fail to take these steps, the letter further demanded that the Board bring suit against each director for any breaches of fiduciary duty in connection with the negotiation of or entry into the merger agreement.

On May 14, 2018, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Steve Barta v. Analogic Corporation et al., C.A. No. 1:18-cv-10965. The complaint alleges, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting shareholder votes in connection with the merger through a proxy statement that misrepresents and/or omits material facts. The complaint seeks injunctive relief, including enjoining defendants from proceeding with the merger and directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading. The plaintiff also seeks an award of damages and attorneys’ fees. The Company believes that the plaintiff’s allegations are without merit and intends to defend against them vigorously.

On May 16, 2018, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of its board of directors (the “Board”), captioned Jordan Rosenblatt v. Analogic Corporation et al., C.A. No. 1:18-cv-10988. The complaint alleges, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting shareholder votes in connection with the Merger through a proxy statement that omits material facts and/or contains false and misleading statements. The complaint seeks injunctive and declaratory relief, including declaring that the defendants violated Sections 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder, enjoining defendants from proceeding with the Merger or rescinding it or awarding rescissory damages, to the extent already implemented, and directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading. The plaintiff also seeks an award of costs and attorneys’ fees. The Company believes that the plaintiff’s allegations are without merit and intends to defend against them vigorously.

On May 29, 2018, a shareholder complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of its board of directors (the “Board”), captioned Emmanuel Romanko v. Analogic Corporation et al., C.A. No. 1:18-cv-11125. The complaint alleges, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting shareholder votes in connection with the Merger through a proxy statement that omits material facts and/or contains false and misleading statements. The complaint seeks injunctive and declaratory relief, including declaring that the defendants violated Sections 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder, enjoining defendants from proceeding with the Merger or rescinding it or awarding rescissory damages, to the extent already implemented, and directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading. The plaintiff also seeks an award of costs and attorneys’ fees. The Company believes that the plaintiff’s allegations are without merit and intends to defend against them vigorously.

17. Subsequent events

None

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

We report our financial condition and results of operations on a fiscal year basis ending July 31. The three months ended April 30, 2018 and 2017 represent the third quarters of fiscal years 2018 and 2017, respectively.

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

On April 10, 2018, we entered into a merger agreement which provides for the acquisition of Analogic by ANLG Holding Company, Inc. ("ANLG") at a price of $84.00 per share of our common stock, in cash. Assuming timely satisfaction of the necessary closing conditions, including the approval by our stockhoilders of the proposal to approve the merger agreement, the transaction is expected to close promptly following the stockholder meeting on June 21, 2018. See Note 3 – Agreement and Plan of Merger for additional information related to this pending transaction.

Financial Results

The following table summarizes our financial results:

	Three Months Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
(in millions, except per share amounts and percentages)	2018	2017	Change	2018	2017	Change
Total net revenues	$120.0	$122.2	-2%	$356.0	$374.8	-5%
Gross profit	$52.9	$52.2	1%	$157.6	$161.5	-2%
Gross margin	44.1%	42.7%		44.3%	43.1%
Income (loss) from operations	$7.3	$(64.6)	111%	$30.9	$(51.2)	160%
Operating margin	6.1%	-52.9%		8.7%	-13.7%
Net income (loss)	$7.1	$(59.7)	112%	$19.3	$(49.6)	139%
Diluted net income (loss) per share	$0.56	$(4.78)	112%	$1.53	$(3.98)	138%

For a discussion of seasonal aspects of our business please refer to Part 1, Item 1. Business of our Annual Report on Form 10-K for fiscal year 2017, as filed with the SEC on September 26, 2017.

Results of Operations

Three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017

Net revenue

Product revenue

Product revenue by segment is summarized as follows:

	Three Months Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
(in millions except percentages)	2018	2017	Change	2018	2017	Change
Medical Imaging	$59.8	$68.2	-12%	$173.8	$205.9	-16%
Ultrasound	42.0	34.8	21%	122.7	110.7	11%
Security and Detection	15.4	17.8	-13%	53.1	54.8	-3%
Total product revenue	$117.2	$120.8	-3%	$349.6	$371.4	-6%

Medical Imaging

During the three and nine months ended April 30, 2018, our Medical Imaging revenue decreased by 12% and 16% respectively, compared to the same periods in 2017, primarily due to reductions in CT, MRI and Digital Mammography, partially offset by increases in Motion due to additions of new customers.

 Ultrasound

During the three and nine months ended April 30, 2018, our Ultrasound revenue increased by 21% and 11%, respectively, primarily due to strong growth in sales of Ultrasound systems in North America and in Europe.

Security and Detection

During the three months ended April 30, 2018 compared to the same period in 2017, our Security and Detection revenue decreased by 13%, primarily driven by decreases in checked baggage systems.

During the nine months ended April 30, 2018 compared to the same period in 2017, our Security and Detection revenue decreased by 3%, primarily driven by decreases in medium speed checked baggage systems, partially offset by higher revenue in Rapid DNA.

Engineering revenue

Engineering revenue by segment is summarized as follows:

	Three Months Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
(in millions except percentages)	2018	2017	Change	2018	2017	Change
Medical Imaging	$1.6	$1.3	23%	4.0	$3.1	29%
Ultrasound	0.2	-	100%	0.3	0.2	50%
Security and Detection	1.0	0.1	900%	2.1	0.1	2000%
Total engineering revenue	$2.8	$1.4	100%	$6.4	$3.4	88%

The change in engineering revenue for the three and nine months ended April 30, 2018 compared to the same periods in 2017 was primarily due to timing of work done on customer-funded engineering projects in the Medical Imaging segment and additions of new engineering projects in the Security and Detection segment.

Customer-funded engineering projects in each of the segments can vary substantially from period to period in terms of resource requirements, type, size, length of project, and profitability.

Gross margin

Product gross margin

Product gross margin is summarized as follows:

	Three Months Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
(in millions except percentages)	2018	2017	Change	2018	2017	Change
Product gross profit	$52.6	$52.1	1%	$156.7	$161.2	-3%
Product gross margin	44.9%	43.2%		44.8%	43.4%

Product gross margin increased by 1.7 points and 1.4 points during the three months ended April 30, 2018 compared to the same periods in 2017, respectively, primarily due to product/segment mix as well as ongoing cost control efforts.

Engineering gross margin

Engineering gross margin is summarized as follows:

	Three Months Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
(in millions except percentages)	2018	2017	Change	2018	2017	Change
Engineering gross profit	$0.3	$0.04	650%	$0.9	$0.3	200%
Engineering gross margin	12.4%	2.7%		13.5%	7.8%

The engineering gross margin increased by 9.7 points and 5.7 points during the three and nine months ended April 30, 2018 compared to the same periods in 2017, due to the mix of engineering projects.

Operating expenses

Operating expenses are summarized as follows:

	Three Months Ended			Percentage of Net
	April 30,		Percentage	Revenue
(in millions except percentages)	2018	2017	Change	2018	2017
Research and product development	$15.3	$14.9	3%	13%	12%
Selling and marketing	13.5	16.3	-17%	11%	13%
General and administrative	16.8	10.4	62%	14%	9%
Restructuring	-	2.1	-100%	0%	2%
Asset impairment charges	-	73.1	-100%	0%	60%
Total operating expenses	$45.6	$116.8	-61%	38%	96%

	Nine Months Ended			Percentage of Net
	April 30,		Percentage	Revenue
(in millions except percentages)	2018	2017	Change	2018	2017
Research and product development	$45.9	$47.0	-2%	13%	13%
Selling and marketing	39.1	51.8	-25%	11%	14%
General and administrative	40.9	28.0	46%	11%	7%
Restructuring	0.7	2.4	-71%	0%	1%
Asset impairment charges	-	83.5	-100%	0%	22%
Total operating expenses	$126.6	$212.7	-40%	36%	57%

Operating expenses for the three and nine months ended April 30, 2018 decreased by $71.2 million, or 61%, and $86.1 million, or 40%, compared to the same periods in 2017, respectively. The changes in operating expenses for the  three and nine month months ended April 30,2018 were principally due to non-recurring asset impairment charges of  $73.1 million and $83.5 million respectively recorded in the same periods in 2017.

Research and product development expenses for the three months ended April 30, 2018 increased by $0.4 million, or 3% compared to the same period in 2017, due primarily to incentive compensation, which was partially offset by a decrease in project materials spending.

Research and product development expenses for the nine months ended April 30, 2018 decreased by $1.1 million, or 2%, compared to the same period in 2017, due to lower material and overhead project related spending which was offset by higher incentive compensation expense.

Selling and marketing expenses for the three and nine months ended April 30, 2018 decreased by $2.8 million, or 17%, and $12.7 million, or 25%, respectively compared to the same periods in 2017, primarily due to headcount reductions, less travel and lower other related costs.

General and administrative expenses for the three months ended April 30, 2018 increased by $6.4 million, or 62% compared to the same period in 2017, primarily related to $4.1 million for strategic transaction and legal expenses as well as a gain recorded in 2017 for the decrease in contingent consideration of $2.1 million related to the Oncura business.

General and administrative expenses for the nine months ended April 30, 2018 increased by $12.9 million, or 46% compared to the same period in 2017, primarily due to an increase in expenses of $4.7 million related to strategic transaction and legal expenses as well as a gain recorded in 2017 for the decrease in contingent consideration of $10.2 million related to the Oncura business,  partially offset by $1.4 million in CEO transition related costs in 2017, and $1.4 million in headcount reductions and lower consulting costs. For more information on adjustments to the contingent consideration liability related to the Oncura business, please refer to Note 8. Fair value in our Annual Report on Form 10-K for fiscal year 2017, as filed with the SEC on September 26, 2017.

For the three months ending April 30, 2018 restructuring charges decreased by $2.1 million or, 100% compared to the same period in 2017, due to costs incurred associated with the 2017 Restructuring Plan. For the 9 months ending April 30, 2018 restructuring charges decreased by $1.7 million or, 71% compared to the same period in 2017, due to costs incurred associated with the 2017 Restructuring Plan.

Other income (expense), net

Other income (expense), net is summarized as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions)	2018	2017	2018	2017
Interest income, net	$0.5	$0.1	$1.5	$0.3
Other, net	(0.2)	-	-	(0.7)
Total other income (expense), net	$0.3	$0.1	$1.5	$(0.4)

The increases in the total other income (expense), net during the three and nine months ended April 30, 2018 compared to the same periods in 2017, was due to interest income in connection with our marketable securities and change in foreign currency.

Provision for income taxes

The following table presents the provision for income taxes and our effective tax rate for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions except percentages)	2018	2017	2018	2017
Provision (benefit) for income taxes	$0.5	$(4.9)	$13.1	$(1.9)
Effective tax rate	7%	8%	40%	4%

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

As of April 30, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects of the Act, including the effects on our existing deferred tax balances and the one-time transition tax as permitted by the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118).  For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $5.8 million for the one-time transition tax, which is included as a component of income tax expense from continuing operations.

Our effective tax rate for the three months ended April 30, 2018 is lower than the statutory rate of 27% primarily due to the decrease of our estimate for tax effects of the Act. Our effective tax rate was lower than the statutory rate of 27% primarily due to income generated outside the United States in countries with lower tax rates, due to tax credits in the United States and Canada, increased by certain discrete tax benefits. The tax provision for the three months ended April 30, 2018 includes discrete tax benefit totaling $1.4 million, of which $1.3 million is an adjustment to a provisional estimate of one-time transition tax on our accumulated earnings of foreign subsidiaries under SAB 118 and $0.6 million benefit for the reversal of ASC 740-10-25 reserve due to the expiration of the statute of limitations.  These benefits are offset by $0.2 tax expense for an increase in valuation allowance on US deferred tax assets. . Our effective tax rate for the nine months ended April 30, 2018 is higher than the statutory rate of 27% primarily due to the tax effects of the Act. The tax provision for the nine months ended April 30, 2018 includes discrete tax provision totaling $5.5 million, of which $5.8 million is a provisional estimate of one-time transition tax on our accumulated earnings of foreign subsidiaries under SAB 118. This provision was offset by $0.6 million benefit for the reversal of ASC 740-10-25 reserve due to the expiration of the statute of limitations. The Company’s provisional estimate of $5.8 million includes approximately $5.8 million of one-time transition tax. The provisional amount recorded related to the remeasurement of our deferred tax balance was tax expense of $3.0 million, which was fully offset by a corresponding remeasurement of the valuation allowance we have recorded against our net U.S. deferred tax assets.

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

Foreign tax effects:  The one-time transition tax is based on our total post-1986 earnings and profits (E&P) as of December 31, 2017 in all foreign subsidiaries which we have previously deferred from US income taxes.  We recorded a provisional amount for our one-time transition tax liability for all of our foreign subsidiaries, resulting in an increase in income tax expense of $5.8 million, which will be paid over the next eight years.  We are refining our calculation of the total post-1986 foreign E&P for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets.  No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, specifically earnings of the foreign subsidiaries earned after December

31, 2017 and before July 31, 2018, and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

We are subject to US Federal income tax as well as the income tax of multiple state and foreign jurisdictions. As of April 30, 2018, we have concluded all US Federal income tax matters through the year ended July 31, 2014.  We are currently under income tax audits in the U.S., Canada, and Denmark.

We accrue interest and, if applicable, penalties for any uncertain tax positions. This interest and penalty expense is treated as a component of income tax expense. At April 30, 2018 and July 31, 2017, we had approximately $0.1 million and $0.1 million accrued for interest and penalties on unrecognized tax benefits, respectively.

At April 30, 2018, we had $4.0 million of unrecognized tax benefits for uncertain tax positions and $0.1 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid.

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

Net income and diluted net income per share

Net income and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(in millions except percentages)	2018	2017	2018	2017
Net income (loss)	$7.1	$(59.7)	$19.3	$(49.6)
% of net revenue	6%	-49%	5%	-13%
Diluted net income (loss) per share from operations	$0.56	$(4.78)	$1.53	$(3.98)

Liquidity and Capital Resources

Key liquidity and capital resource information are summarized as follows:

	As of	As of
	April 30,	July 31,	Percentage
(in millions)	2018	2017	Change
Cash and cash equivalents (A)	$123.9	$129.3	-4%
Marketable securities	98.4	45.0	119%
Working capital	$334.5	$303.6	10%

(A)	Includes approximately $27.0 million and $47.7 million of cash and cash equivalents held outside the U.S. at April 30, 2018 and July 31, 2017, respectively.

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, and cash generated from operations. As of April 30, 2018, we had cash and cash equivalents, and marketable securities of $222.3 million, a $5.4 million decrease from July 31, 2017, as we generated $57.7 million in cash from operations, and $0.8 million from the issuance of stock during the nine months ended April 30, 2018. This was offset by $4.2 million paid for additions to property and equipment, $3.7 million cash payment to shareholders for dividends, $1.1 million for the shares surrendered for taxes for vested employee restricted stock grants, and $1.0 million for the repurchase of common stock.

The increase in working capital from July 31, 2017 to April 30, 2018 was primarily attributable to an increase of $43.8 million short-term marketable securities, an increase in accounts receivable of $7.3 million, which was offset by a decrease in cash of $5.4 million, an increase in accounts payable of $10.6 million and an increase in accrued employee compensation and benefits of $3.5 million.

Cash and cash equivalents at April 30, 2018 and July 31, 2017 primarily consisted of demand deposits at highly rated banks and financial institutions. We periodically review our investment portfolio to determine if any investments are impaired due to changes in credit risk or other potential valuation concerns. We believe that our cash equivalents were appropriately valued at April 30, 2018 and July 31, 2017 and we are not aware of any market events that would impact their valuation. This could change in the future should new developments arise in the credit markets.

Cash flows

Sources and uses of cash flows are summarized as follows:

	Nine Months Ended
	April 30,		Percentage
(in millions, except percentages)	2018	2017	Change
Net cash provided by operating activities	$57.7	$53.3	8%
Net cash used in investing activities	(58.0)	$(7.7)	653%
Net cash used in financing activities	(5.0)	$(5.2)	-4%
Effect of exchange rate changes on cash	(0.1)	$(0.5)	-80%
Net (decrease) increase in cash and cash equivalents	$(5.4)	$39.9	-114%

Operating activities

Cash provided by operating activities for the nine months ended April 30, 2018 was $57.7 million. Net income contributed $19.3 million, non-cash items for depreciation and amortization, share based compensation expense and inventory obsolescence and demo equipment amortization accounted for $28.5 million. In addition, a non-cash benefit of  $4.2 million related to accrued income taxes and income taxes receivable, primarily due to a provision of an estimated amount of $5.8 million for the one-time transition tax on accumulated earnings of foreign subsidiaries that were previously tax deferred, as permitted by SAB 118 due to the enactment of the Act in 2017 is included in the Third quarter operating cashflow. Cashflow from increases in accounts payable and accrued liabilities of $18.3 million were partially offset by decreases of $12.5 million in accounts receivable and inventory.

Cash provided by operating activities for the nine months ended April 30, 2017 was $53.3 million. A net loss of $(49.6 million), and non-cash items for depreciation, asset impairment charges, share based compensation and impairment of demo equipment totaling $110.7 million were offset with a benefit for deferred income taxes and a change in fair value of contingent consideration totaling $18.6 million. Increases for cash flow from accounts receivable of $18.3 million, were offset by cash decreases of $8.4 million for inventory and accrued liabilities.

Investing activities

Net cash used in investing activities during the nine months ended April 30, 2018 was driven by $91.9 million of purchases of marketable securities, purchases of property, plant and equipment of $4.2 million, and partially offset by $28.9 million proceeds from maturities of marketable securities and $9.2 million proceeds from sales of marketable securities.

The net cash used in investing activities during the nine months ended April 30, 2017 was driven by purchases of property, plant and equipment of $7.7 million.

Financing activities

Net cash used in financing activities during the nine months ended April 30, 2018 primarily reflected $3.7 million of dividends paid to stockholders, $1.1 million used for shares surrendered for taxes paid related to vested employee restricted stock, $1.0 million for repurchase of common stock, partially offset by proceeds from the issuance of common stock amounting to $1.0 million associated with share-based compensation.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

Our contractual obligations at April 30, 2018 related to our operating leases, purchase obligations, pension, and contingent consideration affect our liquidity and cash flows in future periods.

Operating Leases – Certain of our subsidiaries lease manufacturing and office space under non-cancelable operating leases. These leases contain renewal options. We lease certain other real property and equipment under operating leases which, in the aggregate, are not significant. At April 30, 2018 and July 31, 2017, total commitments related to our operating leases were $6.4 million and $4.4 million, respectively.

Purchase Obligations – We enter into certain long-term agreements with customers, which obligate us to purchase goods or services. At April 30, 2018 and July 31, 2017, total purchase obligations were $40.7 million and $23.2 million, respectively.

Pension – Our Canadian subsidiary, Analogic Canada Corporation, formerly known as ANRAD Corporation, sponsors a defined benefit retirement plan called the Analogic Canada Corporation Retirement Plan, or the “Analogic Canada Plan”. The Analogic Canada Plan was frozen to new accruals during fiscal year 2015. The Analogic Canada Plan provides benefits to employees based on a formula recognizing length of service and final average earnings. Please refer to Note 14. Retirement Plans in our Annual Report on Form 10-K for the fiscal year ending 2017 for details. The benefit obligation at April 30, 2018 and July 31, 2017 totaled $4.5 million and $4.8 million, respectively

Financing Arrangements

On November 23, 2015, we entered into a five-year revolving credit agreement, or Credit Agreement, with the financial institutions identified therein as lenders, which included JPMorgan Chase Bank, N.A., TD Bank, N.A., Wells Fargo Bank, N.A., HSBC Bank, N.A., and People’s United Bank, N.A.  Effective August 25, 2017, HSBC exited the Credit Agreement, and was replaced with Citibank. The Credit Agreement provides $100.0 million in available credit and expires on November 23, 2020, when all outstanding borrowings must be paid in full. The credit facility does not require amortization of principal and may be reduced before maturity in whole or in part at our option without penalty.  We did not have any borrowings outstanding under this Credit Agreement as of April 30, 2018. Please refer to Note 16. Guarantees, commitments and contingencies for more information on the Credit Agreement.

As of April 30, 2018, we also have approximately $1.2 million in other revolving credit facilities with banks available for direct borrowings.

Tax Related Obligations

At April 30, 2018, we had $4.0 million of unrecognized tax benefits for uncertain tax positions and $0.1 million of related accrued interest and penalties. We are unable to reasonably estimate the amount and period in which these liabilities might be paid. Please refer to Note 14. Income taxes to our consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.

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

Subsequent to the announcement of the Company’s entry into the merger agreement, the Board received a letter from a law firm representing an alleged shareholder demanding that the Board disclose in the proxy statement all factors apart from the deal price influencing the Board in selling the Company and all other material information. The letter also demanded that the Board take steps to negotiate for increased merger consideration from Altaris. Should the Board fail to take these steps, the letter further demanded that the Board bring suit against each director for any breaches of fiduciary duty in connection with the negotiation of or entry into the merger agreement.

On May 14, 2018, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Steve Barta v. Analogic Corporation et al., C.A. No. 1:18-cv-10965. The complaint alleges, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting shareholder votes in connection with the merger through a proxy statement that misrepresents and/or omits material facts. The complaint seeks injunctive relief, including enjoining defendants from proceeding with the merger and directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading. The plaintiff also seeks an award of damages and attorneys’ fees. The Company believes that the plaintiff’s allegations are without merit and intends to defend against them vigorously.

On May 16, 2018, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of its board of directors (the “Board”), captioned Jordan Rosenblatt v. Analogic Corporation et al., C.A. No. 1:18-cv-10988. The complaint alleges, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting shareholder votes in connection with the Merger through a proxy statement that omits material facts and/or contains false and misleading statements. The complaint seeks injunctive and declaratory relief, including declaring that the defendants violated Sections 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder, enjoining defendants from proceeding with the Merger or rescinding it or awarding rescissory damages, to the extent already implemented, and directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading. The plaintiff also seeks an award of costs and attorneys’ fees. The Company believes that the plaintiff’s allegations are without merit and intends to defend against them vigorously.

On May 29, 2018, a shareholder complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of its board of directors (the “Board”), captioned Emmanuel Romanko v. Analogic Corporation et al., C.A. No. 1:18-cv-11125. The complaint alleges, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting shareholder votes in connection with the Merger through a proxy statement that omits material facts and/or contains false and misleading statements. The complaint seeks injunctive and declaratory relief, including declaring that the defendants violated Sections 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder, enjoining defendants from proceeding with the Merger or rescinding it or awarding rescissory damages, to the extent already implemented, and directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading. The plaintiff also seeks an award of costs and attorneys’ fees. The Company believes that the plaintiff’s allegations are without merit and intends to defend against them vigorously.

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

Our market risks and the ways we manage them were summarized in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for fiscal year 2017, as filed with the SEC on September 26, 2017. There has been no material changes during the nine months ended April 30, 2018 to our market risks or to our management of such risks .

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of April 30, 2018, please refer to Note 16. Guarantees, commitments and contingencies to our consolidated financial statements included in this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2017, as filed with the SEC on September 26, 2017, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K for fiscal year 2017, as filed with the SEC on September 26, 2017, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2017, as filed with the SEC on September 26, 2017 except for the risks related to merger as explained below.

Risks Related to the Merger

Completion of the Merger is subject to certain conditions and if these conditions are not satisfied or waived, the Merger will not be completed. Failure to complete the Merger could negatively impact our financial condition, results of operations and stock price.

On April 10, 2018, Analogic entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ANLG Holding Company, Inc., a Delaware corporation (the “Parent”), and AC Merger Sub, Inc., a Massachusetts corporation and a wholly owned subsidiary of the Parent (the “Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of the Parent (the ”Merger”) There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed in a timely manner or at all. If the Merger is not completed, we will have incurred substantial expenses for which we will have received little or no benefit. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay the Parent a termination fee of $34.8 million (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a superior proposal). These fees and expenses would have a negative impact on our financial condition and results of operations. In addition, if the Merger is not completed for any reason, the price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated.

The proposed Merger could divert management’s attention and disrupt our relationships with third parties and employees, which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Further, the Merger Agreement restricts us from taking certain actions without consent while the Merger is pending. These restrictions will or may, among other matters, prevent us from paying dividends, pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. Uncertainty regarding the outcome of the Merger and our future could adversely affect our ability to recruit and retain key personnel and other employees, and disrupt our business relationships with our existing and potential customers, suppliers, vendors, and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These restrictions and disruptions could have a material and adverse effect on our business, financial condition, and results of operations, which could be exacerbated by a delay in the consummation of the Merger or failure to consummate the Merger.

Multiple lawsuits have been filed against us and our directors challenging the proposed Merger, and an adverse ruling in such lawsuits my prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

We and our directors are named as defendants in mutiple putative class action lawsuits brought by purported stockholders challenging the Merger and seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the completion of the Merger is that no injunction by any governmental entity of competent jurisdiction, such as a court, will be in effect that prohibits or makes illegal the consummation of the Merger. As such, if any of the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our equity securities during the three months ended April 30, 2018:

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares that May Yet
	Total Number		as Part of Publicly	Be Purchased Under the
	of Shares	Average Price Paid	Announced Plans or	Plans or Programs
Period	Purchased (1)	per Share (1)	Programs (1) (2)	(000's)
2/1/2018-2/28/2018	-	$-	-	$10,649
3/1/2018-3/31/2018	-	$-	279	$10,649
4/1/2018-4/30/2018	-	$-	-	$10,649
Total	-	$-	279	$10,649

(1)

During the third quarter of fiscal year 2018 we did not repurchase shares of our common stock in open-market transactions. No shares were purchased in Q3 FY18 pursuant to a repurchase program authorized by our board of directors that was announced on May 26, 2016 to repurchase up to $15 million of our common stock. The repurchase program does not have a fixed expiration date.

(2)

Includes 279 shares, consisting of  279 shares of our common stock surrendered by employees in order to meet tax withholding obligations in connection with the vesting of restricted stock in March 2018.

Item 6.	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Exhibit	Filing Date / Period End Date

2.5	Arrangement Agreement, dated January 7, 2013, by and among Analogic Corporation, 8385998 Canada Inc., Ultrasonix Medical Corporation and Scott Ratushny, Ronald Pelzer and Laurent Pelissier, solely in their capacity as the representatives of Ultrasonix.		8-K	2.1	1/8/2013

2.6	Agreement and Plan of Merger by and among Analogic Corporation, AC Merger Sub, Inc. and ANLG Holding Company, Inc., dated as of April 10, 2018		8-K	2.1	4/10/2018

3.1	Restated Articles of Organization, as amended		8-K	3.1	1/30/2009

3.2.1	Bylaws of Analogic Corporation, a Massachusetts corporation; as amended through January 19, 2017		8-K	3.1	1/31/2017
3.2.2	Amendment to Amended and Restated Bylaws of Analogic, Inc. April 10, 2018		8-K	3.1	4/10/2018

† 10.1	Form of Stock Option Grant for 1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006		10-K	10.29	7/31/2004

† 10.2	1997 Non-Qualified Stock Option Plan for Non-Employee Directors dated January 31, 1997, as amended December 8, 2003 and September 20, 2006		10-K	10.8	7/31/2006

† 10.3	2007 Stock Option Plan		8-K	10.1	2/2/2007

† 10.4	Form of Stock Option Award Agreement for 2007 Stock Option Plan		8-K	10.3	2/2/2007

† 10.5	Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007 and accepted and agreed to by Mr. Green on May 1, 2007		8-K	10.1	5/7/2007

† 10.6	Form of Change of Control Agreement for Certain Executive Officers of Analogic Corporation		8-K	10.1	5/24/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Exhibit	Filing Date / Period End Date

† 10.7	Analogic 401(k) Plan (January 1, 2007 Restatement)		10-K	10.22	7/31/2007

† 10.8	Form of Indemnity Agreement for Directors and Executive Officers of Analogic Corporation		8-K	10.1	10/9/2007

† 10.9	Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007 and accepted and agreed to by Mr. Fry on October 30, 2007		10-Q	10.3	10/31/2007

† 10.10	Nonqualified Deferred Compensation Plan		8-K	10.1	8/14/2008

† 10.11	Incumbent Director Resignation Policy		DEF 14A	App C	11/28/2008

† 10.12	Amendment, dated December 24, 2008, to the Letter Agreement between Analogic Corporation and James Green, dated April 20, 2007		10-Q	10.2	1/31/2009

† 10.13	Amendment, dated December 24, 2008, to Letter Agreement between Analogic Corporation and John J. Fry, dated October 29, 2007		10-Q	10.3	1/31/2009

† 10.14	Severance Plan for Management Employees, as Amended and Restated, effective as of December 31, 2008		10-Q	10.4	1/31/2009

† 10.15	Letter Agreement between Analogic Corporation and Mervat Faltas, dated March 31, 2010 and accepted and agreed to by Ms. Faltas on April 29, 2010		10-Q	10.2	1/31/2011

† 10.16	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan (used prior to September 9, 2013)		10-Q	10.2	10/31/2011

† 10.17	Amended and Restated Non-Employee Director Stock Plan		DEF 14A	App B	11/25/2011

† 10.18	Non-Qualified Stock Option Program for Non-Employee Directors		10-Q	10.1	4/30/2012

† 10.19	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors for 2009 Stock Incentive Plan		10-Q	10.2	4/30/2012

† 10.20	Restricted Stock Unit Agreement between Analogic Corporation and James Green dated March 8, 2013		10-Q	10.1	1/31/2013

† 10.21	Form of Time-Based Restricted Stock Unit Award Agreement for the Analogic Corporation 2009 Stock Incentive Plan		8-K	99.2	9/13/2013

† 10.22	Form of Nonstatutory Stock Option Agreement for 2009 Stock Incentive Plan		8-K	99.3	9/13/2013

† 10.23	Form of Annual Retainer Deferral Election under Amended and Restated Employee Stock Purchase Plan		10-Q	10.2	10/31/2013

† 10.24	Analogic Corporation Amended and Restated 2009 Stock Incentive Plan		8-K	99.1	1/27/2014

† 10.25	Amended and Restated Employee Stock Purchase Plan		8-K	99.2	1/27/2014

† 10.26	2014 Annual Incentive Compensation Plan		8-K	99.3	1/27/2014

† 10.27	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2015 Annual Incentive Plan		10-Q	10.1	10/31/2014

† 10.28	Amended and Restated 1997 Non-Qualified Stock Option Plan for Non-Employee Directors		10-Q	10.1	1/31/2015

† 10.29	Letter Agreement between Analogic Corporation and Michael Bourque, dated September 24, 2015 and accepted and agreed to by Mr. Bourque on September 24, 2015		10-K	10.58	7/31/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Exhibit	Filing Date / Period End Date

† 10.30	Form of Notice to Executive Officers (at Vice President or higher level) Regarding the Fiscal Year 2016 Annual Incentive Plan		10-Q	10.1	10/31/2015

† 10.31	Form of Annual Retainer Deferral		10-Q	10.2	10/31/2015

† 10.32	Employment Agreement, dated November 5, 2015, between Analogic Corporation and Mark T. Frost		8-K	10.1	11/5/2015

† 10.33	Credit Agreement by and among Analogic Corporation, the financial institutions identified therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent dated November 23, 2015		8-K	10.1	11/30/2015

† 10.34	Form of Performance-Based Restricted Stock Unit Award Agreement for the Analogic Corporation 2009 Stock Incentive Plan		8-K	99.1	9/19/2016

† 10.35	Employment Agreement dated October 27, 2016 between Analogic Corporation and Fred B. Parks		8-K	10.1	10/27/2016

† 10.36	Separation and Release of Claims Agreement dated October 22, 2016 between Analogic Corporation and James W. Green		8-K	10.2	10/27/2016

† 10.37	2017 Annual Incentive Plan		10-Q	10.3	10/31/2016

† 10.38	Form of Annual Retainer Deferral Election		10-Q	10.4	10/31/2016

† 10.39	Severance Agreement dated March 7, 2017 between Analogic Corporation and James Ryan		10-Q	10.1	1/31/2017

† 10.40	Separation Agreement dated April 4, 2017 between Analogic Corporation and Shalabh Chandra and accepted and agreed to by Mr. Chandra on April 5, 2017		10-Q	10.1	4/30/2017

† 10.41	Employment Agreement dated March 1, 2017 between Analogic Corporation and Brooks West		10-Q	10.2	4/30/2017

† 10.42	Separation Agreement dated July 17, 2017 between Analogic Corporation and Mark Frost and accepted and agreed to by Mr. Frost on July 20, 2017		8-K	10.1	7/25/2017

10.43	Assignment and Assumption between HSBC Bank USA. N.A. and Citibank, N.A. dated August 25, 2017		10-k	10.43	7/31/2018

21	List of Subsidiaries		10-K	21	7/31/2017

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm		10-K	23.1	7/31/2017
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		X
31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed / Furnished Herewith	Form	Exhibit	Filing Date / Period End Date
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAl	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

          ____________________

†	Management contract or compensatory plan or arrangement
*	Submitted electronically herewith

101

The following materials from Analogic Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 30, 2018 and July 31, 2017, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended April 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2018 and 2017 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOGIC CORPORATION

Date: June 6, 2018	/s/ Fred B. Parks
Fred B. Parks President and Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2018	/s/ Michael J. Bourque
Michael J. Bourque Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)